Form 10-Q
period 2015-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2015-10-27
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Common Stock outstanding as of October 23, 2015:
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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including market structure rules applicable to each market adopted by the CAISO, WECC, NERC, and adjoining regions;

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

•	effects of legal proceedings, changes in or interpretations of tax laws, rates or policies;

•	potential for penalties or disallowances for non-compliance with applicable laws and regulations, including potential penalties for violation of the CPUC's ex parte communications rules;

•	cost and availability of fuel for generating facilities and related transportation to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

•	extent of technological change in the generation, storage, transmission, distribution and use of electricity;

•	risk that competing transmission systems will be built by merchant transmission providers in SCE's service area; and

•	weather conditions and natural disasters.
Additional information about risks and uncertainties, including more detail about the factors described above, is contained throughout this MD&A and in Edison International's and SCE's combined 2014 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including the information incorporated by reference, as well as the 2014 Form 10-K, and carefully consider the risks, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Additionally, Edison International and SCE provide direct links to SCE's regulatory filings with the CPUC and the FERC at www.edisoninvestor.com so that such filings are available to all investors upon SCE filing with the relevant agency.
The MD&A for the nine months ended September 30, 2015 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2014, and as compared to the nine months ended September 30, 2014. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2014 (the "year-ended 2014 MD&A"), which was included in the 2014 Form 10-K.
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

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2015	2014	Change	2015	2014	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$389	$503	$(114)	$1,079	$1,072	$7
Edison International Parent and Other	(11)	(7)	(4)	(23)	(26)	3
Discontinued operations	43	(16)	59	43	146	(103)
Edison International	421	480	(59)	1,099	1,192	(93)
Less: Non-core items
SCE	—	—	—	—	(96)	96
Edison International Parent and Other	1	—	1	7	—	7
Discontinued operations	43	(16)	59	43	146	(103)
Total non-core items	44	(16)	60	50	50	—
Core earnings (losses)
SCE	389	503	(114)	1,079	1,168	(89)
Edison International Parent and Other	(12)	(7)	(5)	(30)	(26)	(4)
Edison International	$377	$496	$(119)	$1,049	$1,142	$(93)
Edison International's earnings are prepared in accordance with GAAP used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the hypothetical liquidation at book value ("HLBV") accounting method, acquisition expenses and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets and other activities that are no longer continuing; asset impairments and certain tax, regulatory or legal settlements or proceedings.
SCE's core earnings for the three months ended September 30, 2015 were lower by $114 million compared to the same period in 2014 primarily due to lower CPUC-related revenue and income tax benefits, partially offset by an increase in FERC-related revenue from rate base growth. SCE recognized revenue from CPUC activities largely based on the 2015 GRC proposed decision resulting in an estimated revenue refund to customers of $233 million. See "—2015 General Rate Case" and "Results of Operations—Southern California Edison Company" for further information. The revenue requirement ultimately adopted by the CPUC in a final GRC decision will be retroactive to January 1, 2015.

SCE's core earnings for the nine months ended September 30, 2015 were lower by $89 million primarily due to lower CPUC-related revenue and lower other income, partially offset by an increase in FERC-related revenue from rate base growth and earnings on funds used during construction.
In addition, income tax benefits were lower in 2015. During the nine months ended September 30, 2015, SCE recorded $100 million of income tax benefits from revisions to liabilities for uncertain tax positions for tax years 2010 through 2012. These benefits were partially offset by changes in estimated taxes related to net operating loss carrybacks, interest and state income taxes. During the nine months ended September 30, 2014, SCE recorded $85 million of income tax benefits from incremental repair deductions and $29 million of income tax benefits from revisions to liabilities for uncertain tax positions.
Consolidated non-core items included:

•
Impairment and other charges of $231 million ($96 million after-tax) in the first quarter of 2014 related to the San Onofre OII Settlement Agreement (as discussed below). For further information, see "—San Onofre Proceedings, Recoveries, and Decommissioning."

•	Income (loss) from discontinued operations, net of tax, included:

•
Loss of $16 million during the third quarter of 2014 and income of $168 million during the nine months ended September 30, 2014 related to the impact of completing the EME Settlement Agreement. In August 2014, Edison International entered into an amendment of the Settlement Agreement to finalize the remaining matters related to the EME Settlement.

•
Income tax benefit of $27 million during the third quarter of 2015 from revised estimates of tax benefits based on filing of the tax returns and an income tax loss of $22 million for the nine months ended September 30, 2014 from revised estimates of the tax impact of a tax deconsolidation of EME from Edison International as originally contemplated prior to the EME Settlement. See 2014 Form 10-K, "Management Overview—Resolution of Uncertainty Related to EME in Bankruptcy."

•	Income of $16 million ($28 million pre-tax) during the third quarter of 2015 related to insurance recoveries related to the EME bankruptcy.

•
Income of $1 million and $7 million for the three and nine months ended September 30, 2015, respectively, related to losses allocated to tax equity investors under the HLBV accounting method. Edison International reflected in core earnings the operating results of the solar rooftop projects, related financings and the priority return to the tax equity investor. The losses allocated to the tax equity investor under HLBV accounting method results in income allocated to subsidiaries of Edison International, neither of which is due to the operating performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see the 2014 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

2015 General Rate Case
SCE's 2015 GRC application, as amended, requested a base rate revenue requirement of $5.512 billion, which would be a $121 million decrease from currently authorized base rate revenue. On September 18, 2015, the CPUC issued a proposed decision, which, if adopted, would result in a 2015 base rate revenue requirement of $5.159 billion, a decrease of $353 million from SCE's requested revenue requirement, primarily related to operation and maintenance expenses, capital expenditures, and other rate base adjustments. The proposed decision includes a reduction of 2015 capital expenditures of approximately $300 million, primarily in the areas of infrastructure replacement, inspection and maintenance and non-electric facility capital projects. The proposed decision, if adopted, would result in a decrease of approximately $474 million from currently authorized revenue. The proposed decision also continues SCE's flow-through rate-making treatment of tax repair deductions. See "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for further discussion.
The proposed decision would allow a post-test year ratemaking methodology that escalates capital additions by 2% for 2016 and 2% for 2017. It would also allow operation and maintenance expense to be escalated for 2016 and 2017 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology adopted in the proposed decision would result in a revenue requirement of $5.429 billion for 2016 and $5.704 billion for 2017.

As indicated in the table below, revenue in the 2015 GRC proposed decision is lower than the amount authorized in 2014 due to lower operation and maintenance costs and income taxes. SCE has recognized revenue largely based on the revenue requirement set forth in the proposed decision. The reduction in revenue from estimated refunds to customers was $233 million during the third quarter of 2015 and the total reduction in revenue for the nine months was $318 million. See "Results of Operations—SCE" for further information. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2015 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2015. A final CPUC decision may be received by year-end and could result in material changes to the proposed decision.
The 2015 GRC proposed decision also includes a reduction in 2015 base rate revenue requirement of approximately $40 million through a rate base adjustment of $344 million as determined by the CPUC to achieve a benefit to customers equal to the increased future customer costs attributable to SCE's election related to 2012 – 2014 tax repairs. In SCE's filed comments, it requested a modification to eliminate the rate base adjustment on the basis of a number of legal errors including, among other items, that the rate base adjustment affecting the revenue requirements is prohibited as retroactive rate making. As of September 30, 2015, SCE had recorded a net regulatory asset of approximately $380 million related to future cash taxes associated with incremental 2012 – 2014 repair deductions. SCE has not recorded the potential impact from the rate base adjustment or 2015 incremental repair deductions pending a final decision that would provide clarity on the tax accounting treatment. SCE cannot predict the outcome of this matter. If the final decision mandates future reductions in revenue requirements, SCE would reduce 2015 revenue by the amount determined in the final decision and may record a charge against income to write down some or all of the above regulatory asset.
Capital Program
Total capital expenditures (including accruals) were $2.6 billion for the first nine months of both 2015 and 2014.
SCE’s capital expenditures forecast for the 2015 – 2017 period has been revised since the filing of the 2014 Form 10-K and is now estimated to be in the range of $11.6 billion to $11.8 billion, including $3.9 billion for 2015. The update reflects a reduction in capital expenditures due to the 2015 GRC proposed decision, the Coolwater-Lugo Transmission Project (for more information, see "Liquidity and Capital Resources—SCE—Capital Investment Plan") and revisions to the timing of capital spending for transmission projects. Actual capital spending will be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors.
Distribution Resources Plan
As discussed in the 2014 Form 10-K, to support California's greenhouse gas reduction targets, modernize the electric distribution system to accommodate two-way flows of energy associated with distributed energy resources such as rooftop solar, and facilitate customer choice of new technologies and services that reduce emissions and improve resilience, the CPUC initiated a rulemaking to establish policies, procedures and rules to guide investor owned utilities in developing a Distribution Resources Plan ("DRP") proposal. On July 1, 2015, SCE filed its DRP with the CPUC, which included an indicative forecast of capital investment in distribution automation, substation automation, communications systems, technology platforms and applications, and grid reinforcement. Subject to future CPUC guidance, SCE anticipates integrating authorization for revenue to support DRP operation and maintenance and capital spending into future general rate cases, beginning with its 2018 – 2020 GRC, which is expected to be filed on or about September 1, 2016. Capital investments for 2015 – 2017 discussed above may be updated or revised based on developments and guidance received from the CPUC as a part of the DRP rule making, technology availability, pace of distributed energy resource adoption, and other factors.
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

San Onofre Proceedings, Recoveries, and Decommissioning
As discussed in the 2014 Form 10-K, in November 2014, the CPUC approved the San Onofre OII Settlement Agreement that SCE had entered into with TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. The San Onofre OII Settlement Agreement resolved the CPUC's investigation regarding the Steam Generator Replacement Project at San Onofre and the related outages and subsequent shutdown of San Onofre. The San Onofre OII Settlement Agreement does not affect proceedings related to recoveries from third parties, but does describe how shareholders and customers will share any potential recoveries. For further discussion of third party recoveries, including claims against MHI and under the NEIL outage insurance, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters."
NEIL Insurance Settlement
The San Onofre owners have reached an agreement with NEIL to resolve all insurance claims arising out of the failures of the San Onofre replacement steam generators for a total payment by NEIL of $400 million (SCE's share of which is approximately $313 million). Under the terms of the San Onofre OII Settlement Agreement, after reimbursement of the costs incurred in pursuing these claims, the recovery will be allocated 95% to customers and 5% to SCE. For further discussion of recovery under the NEIL outage and property damage insurance, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters."
Challenges related to San Onofre CPUC Proceedings
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. Both the appeal and the application for rehearing remain pending.
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
On April 14, 2015, the OII ALJs ordered SCE, among other things, to produce unprivileged documents pertaining to oral and written communications regarding the possible settlement of the OII proceeding between any SCE employee and CPUC decision makers from March 2013 to November 2014. SCE produced responsive documents and information on April 29, 2015. On June 26, 2015, the ALJs requested additional information, which SCE provided on July 3, 2015. Subsequently, another intervenor, the Coalition to Decommission San Onofre, filed a motion to move the start date for the production of documents under the CPUC's order to January 31, 2012 and to authorize the intervenors to conduct discovery of SCE. On August 5, 2015, the OII ALJ issued a ruling that nine additional communications should have been reported in addition to the March 2013 communication that SCE had reported in February 2015. The ruling dismissed all other pending requests for disclosures by SCE, discovery, or sanctions. In addition, the August 2015 ruling ordered SCE to show cause why it should not be sanctioned for violations of the ex parte rules and two related violations of Rule 1.1. The amount of potential monetary sanctions may vary from $500 to $50,000 per offense and will also depend on whether each offense is considered to be a single or a continuing violation, rendering it subject to a separate fine for each day. SCE responded to the order on August 20, 2015, arguing that the additional communications were not reportable and that sanctions were not justified. On October 20, 2015, SCE submitted to the CPUC additional documents that were responsive to the ALJs' order discussed above. On October 26, 2015, the OII ALJ issued a proposed decision that would impose a penalty of $16.74 million in connection with eight communications that the proposed decision finds should have been reported. The proposed decision does not address the petitions for modification of the San Onofre OII Settlement Agreement discussed below.

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
On April 27, 2015, A4NR filed a petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement based on SCE's alleged failures to disclose communications between SCE and CPUC decision-makers pertaining to the issues in the San Onofre OII. The petition seeks the reversal of the decision approving the San Onofre OII Settlement Agreement and reopening of the OII proceeding. Subsequently, TURN and ORA filed responses supporting A4NR's petition to reopen the San Onofre OII proceeding. In August 2015, ORA filed its own petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement seeking to set aside the settlement and reopen the San Onofre OII proceeding. SCE and SDG&E responded to this petition in September 2015. Both petitions remain pending before the CPUC.
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
Subsequently, in July 2015, a federal shareholder derivative lawsuit was filed against members of the Edison International Board of Directors for breach of fiduciary duty and other claims based on similar allegations to the federal securities lawsuit. The derivative lawsuit seeks monetary damages, including punitive damages, and various corporate governance reforms. Two additional federal shareholder derivative lawsuits making essentially the same allegations were filed in August and October 2015.
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
Rate Impacts
Due to the implementation of the San Onofre OII Settlement Agreement as of December 31, 2014, customers were refunded approximately $540 million through a reduction in SCE's ERRA undercollection. As a result of collections in 2015 and the reimbursement of 2013 and 2014 San Onofre decommissioning costs discussed below, the ERRA undercollection was fully recovered as of September 30, 2015.
For further information on 2015 ERRA forecast application, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—ERRA Forecast Filing – 2015" in the year-ended 2014 MD&A. For information on the San Onofre regulatory asset, see "Notes to Consolidated Financial Statements—Note 10. Regulatory Assets and Liabilities."
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
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $3.0 billion as of September 30, 2015. If the decommissioning cost estimate and assumptions regarding trust performance do not change, SCE believes that future contributions to the trust funds will not be necessary. The CPUC must issue an order granting approval for withdrawal of decommissioning trust funds.

Decommissioning costs incurred in 2013 and 2014 were recorded as operation and maintenance expenses pending the CPUC decision on access to the trusts for reimbursement. Accordingly, such costs were recovered through GRC revenue. Costs incurred for 2013 have been found reasonable under the San Onofre OII Settlement Agreement. The CPUC will conduct a reasonableness review for 2014 costs and years going forward. On July 23, 2015, the CPUC approved SCE's request for access to the nuclear decommissioning trusts for reimbursement of 2013 and 2014 Units 2 and 3 decommissioning costs. Under the San Onofre OII Settlement Agreement, any recoveries from the nuclear decommissioning trusts of 2013 and 2014 decommissioning costs funded through GRC revenue must be refunded to customers. In August 2015, SCE received $319 million of decommissioning funds and refunded this amount back to customers primarily through ERRA.
Beginning in 2015, SCE must fund decommissioning costs (recorded as a reduction of SCE's asset retirement obligation) until the CPUC approves SCE's request to access the trust funds for that year's costs. SCE expects that the CPUC would approve access for 2015 costs prior to year-end 2015. SCE's share of the decommissioning costs recorded during the first nine months of 2015 were approximately $129 million and are estimated to be approximately $88 million for the remainder of 2015.
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
Labor Contract Negotiation
Approximately 3,900 of SCE's full-time employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). On September 1, 2015, the parties formally executed the 2015 – 2017 collective bargaining agreements with SCE that include, among other things, pay increases retroactive to January 1, 2015 and modified benefit plans, generally consistent with the 2015 GRC proposed decision. The IBEW collective bargaining agreements expire on December 31, 2017.
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

Revenue Impact of 2015 GRC Proposed Decision
SCE has recognized revenue largely based on the revenue requirement set forth in the proposed GRC decision. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2015 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2015. A final CPUC decision may be received by year-end and could result in material changes to the proposed decision.
As indicated in the table below, revenue in the 2015 GRC proposed decision is lower than the amount authorized in 2014 due to lower operation and maintenance costs and income taxes. Accordingly, if a final decision adopts the lower 2015 revenue, SCE would refund the excess amount to customers. The total estimated refunds to customers for the nine month period ended September 30, 2015 was $318 million. The reduction in revenue and operating costs reflected in the 2015 GRC proposed decision did not affect the authorized return.
The following table summarizes the proposed decision compared to the amounts of revenue currently authorized:

(in millions)	2014 Authorized Revenue	Exclude San Onofre Authorized Revenue	2014 Authorized Revenue less San Onofre	2015 GRC Proposed Decision Authorized Revenue	(Decrease) Increase
Authorized revenue	$6,149	$(516)	$5,633	$5,159	$(474)
Cost of service:
Operation and maintenance	2,354	(352)	2,002	1,826	(176)	[1]
Depreciation	1,587	(91)	1,496	1,536	40
Property and payroll taxes	273	(13)	260	245	(15)
Income taxes	494	(13)	481	174	(307)	[2]
Authorized return	1,441	(47)	1,394	1,378	(16)
	$6,149	$(516)	$5,633	$5,159	$(474)
1     Authorized revenue for operation and maintenance costs decreased due to:

•
$78 million reduction in cost-recovery activities primarily for pension, postretirement benefits other than pensions (PBOP), medical and results sharing costs. These cost-recovery activities are recorded through balancing accounts and, accordingly, did not impact revenue recognition based on the proposed decision in the 2015 GRC.

•
$98 million reduction for utility earning activities primarily from SCE's initiatives to improve operational efficiency which has resulted in lower forecasted operation and maintenance costs than included in the 2014 authorized amounts.

[2]
Authorized revenue for income taxes decreased due to flow-through items for income tax benefits – primarily tax repairs and cost of removal deductions. Forecasted flow-through items increased in the 2015 GRC from the amounts reflected in 2014 authorized revenue which is reflected as lower revenue requirement.

SCE recorded an estimated revenue refund to customers of $233 million during the third quarter of 2015. Revenue recognition for the first and second quarters of 2015 were based largely on 2014 authorized revenue currently in rates. Had revenue during the first and second quarter of 2015 been determined on the same basis as the 2015 GRC proposed decision used during the third quarter, revenue and net income in each quarter would have been approximately $37 million and $22 million lower with an offsetting reduction in the third quarter (no impact on the nine months results of operations). These amounts represent the impact of a change in estimate regarding refunds to customers during the third quarter when it was determined that it was probable that SCE would make additional refunds to customers.

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended September 30, 2015 versus September 30, 2014

	Three months ended September 30, 2015			Three months ended September 30, 2014
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,711	$2,046	$3,757	$1,884	$2,454	$4,338
Purchased power and fuel	—	1,785	1,785	—	2,182	2,182
Operation and maintenance	498	258	756	506	270	776
Depreciation, decommissioning and amortization	504	2	506	423	—	423
Property and other taxes	84	—	84	76	—	76
Total operating expenses	1,086	2,045	3,131	1,005	2,452	3,457
Operating income	625	1	626	879	2	881
Interest expense	(130)	(1)	(131)	(132)	(1)	(133)
Other income and expenses	14	—	14	8	(1)	7
Income before income taxes	509	—	509	755	—	755
Income tax expense	92	—	92	224	—	224
Net income	417	—	417	531	—	531
Preferred and preference stock dividend requirements	28	—	28	28	—	28
Net income available for common stock	$389	$—	$389	$503	$—	$503
Core earnings[1]			$389			$503
Non-core earnings			—			—
Total SCE GAAP earnings			$389			$503

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Lower operating revenue of $173 million primarily due to the following:

•
A decrease in CPUC-related revenue of $190 million primarily due to an estimated revenue refund to customers of $233 million, as discussed above, partially offset by a net increase in San Onofre-related revenue of $48 million due to the implementation of the San Onofre OII Settlement Agreement. Revenue for San Onofre during the third quarter of 2015 primarily related to recovery of amortization of the regulatory asset and authorized return as provided by the San Onofre Settlement Agreement compared to revenue during the third quarter of 2014 related to recovery of San Onofre's cost of service. See "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning" above for more information.

•	An increase in FERC-related revenue of $15 million primarily related to rate base growth and higher operating costs.

•
Lower operation and maintenance expense of $8 million primarily due to San Onofre-related expense of $23 million in the third quarter of 2014 partially offset by severance costs of $7 million and higher outside service costs in the third quarter of 2015. Beginning January 1, 2015, expense related to San Onofre has been classified as decommissioning costs and recorded as a reduction to SCE's asset retirement obligation.

•
Higher depreciation, decommissioning and amortization expense of $81 million primarily due to San Onofre-related expense of $69 million in 2015 related to the amortization of the regulatory asset and a $12 million increase in depreciation primarily related to transmission and distribution investments. In accordance with the San Onofre OII Settlement Agreement, SCE is authorized to recover in rates its San Onofre regulatory asset over a ten-year period. For further information on the San Onofre regulatory asset, see the 2014 Form 10-K, "Management Overview—Permanent Retirement of San Onofre and San Onofre OII Settlement" and "Notes to Consolidated Financial Statements—Note 10. Regulatory Assets and Liabilities."

•	Higher property and other taxes of $8 million primarily due to higher property assessed values in 2015.

•
Higher other income and expenses of $6 million primarily due to a $15 million penalty recorded in 2014 resulting from the San Bernardino and San Gabriel settlements and higher AFUDC equity income related to a higher rate, partially offset by a $7 million sales tax refund related to San Onofre received in 2014 and lower insurance benefits in 2015. See "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for more information.

•
Lower income taxes of $132 million primarily due to lower pre-tax income in 2015, as discussed above, and higher income tax benefits in 2015 primarily related to repair deductions. See "—Income Taxes" below for more information.

Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel of $397 million primarily driven by lower power and gas prices in 2015 relative to 2014. Fuel costs were $57 million and $77 million for the three months ended September 30, 2015 and 2014, respectively.

•	Lower operation and maintenance expense of $12 million primarily due to lower benefit costs partially offset by higher transmission access charges.
The following table is a summary of SCE's results of operations for the periods indicated.
Nine months ended September 30, 2015 versus September 30, 2014

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$4,870	$4,296	$9,166	$5,023	$5,253	$10,276
Purchased power and fuel	—	3,648	3,648	—	4,563	4,563
Operation and maintenance	1,455	646	2,101	1,501	686	2,187
Depreciation, decommissioning and amortization	1,448	1	1,449	1,248	—	1,248
Property and other taxes	254	—	254	232	—	232
Impairment and other charges	—	—	—	231	—	231
Total operating expenses	3,157	4,295	7,452	3,212	5,249	8,461
Operating income	1,713	1	1,714	1,811	4	1,815
Interest expense	(397)	(1)	(398)	(398)	(4)	(402)
Other income and expenses	54	—	54	53	—	53
Income before income taxes	1,370	—	1,370	1,466	—	1,466
Income tax expense	207	—	207	310	—	310
Net income	1,163	—	1,163	1,156	—	1,156
Preferred and preference stock dividend requirements	84	—	84	84	—	84
Net income available for common stock	$1,079	$—	$1,079	$1,072	$—	$1,072
Core earnings[1]			$1,079			$1,168
Non-core earnings			—			(96)
Total SCE GAAP earnings			$1,079			$1,072

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Utility Earning Activities
Utility earning activities were primarily affected by the following:

•	Lower operating revenue of $153 million primarily due to the following:

•
A decrease in CPUC-related revenue of $230 million primarily due to an estimated revenue refund to customers of $318 million, as discussed above, partially offset by a net increase in San Onofre-related revenue of $82 million due to the implementation of the San Onofre OII Settlement Agreement. Revenue for San Onofre during the nine months ended September 30, 2015 primarily related to recovery of amortization of the regulatory asset and authorized return as provided by the San Onofre Settlement Agreement compared to revenue during the nine months ended September 30, 2014 related to recovery of San Onofre's cost of service. See "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning" above for more information.

•
An increase in FERC-related revenue of $75 million primarily related to rate base growth and higher operating costs. During the first nine months of 2015 and 2014, SCE recorded $15 million and $19 million, respectively, of additional revenue from a change in estimate under the FERC formula rate mechanism.

•
Lower operation and maintenance expense of $46 million primarily due to San Onofre-related expense of $64 million for the nine months ended September 30, 2014. Beginning January 1, 2015, expense related to San Onofre has been classified as decommissioning costs and recorded as a reduction to SCE's asset retirement obligation. This decrease was partially offset by higher severance costs related to workforce reduction efforts ($17 million in 2015 and $9 million in 2014) and higher outside service costs in 2015.

•
Higher depreciation, decommissioning and amortization expense of $200 million primarily due to San Onofre-related expense of $139 million in 2015 related to the amortization of the regulatory asset and a $61 million increase in depreciation primarily related to transmission and distribution investments.

•	Higher property and other taxes of $22 million primarily due to higher property assessed values in 2015.

•
Impairment and other charges of $231 million in the first quarter of 2014 related to the San Onofre OII Settlement Agreement. For further information, see "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning."

•
Higher other income and expenses of $1 million primarily due to a $15 million penalty recorded in 2014 resulting from the San Bernardino and San Gabriel settlements and higher AFUDC equity income related to a higher rate and higher construction work in progress balances in 2015. These increases were offset by $15 million in generator settlements received in 2014, a $7 million sales tax refund related to San Onofre received in 2014 and lower insurance benefits in 2015. See "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for more information.

•	Lower income taxes of $103 million primarily due to the following:

•	An increase in income tax benefits in 2015 primarily related to repair deductions.

•
A change in liabilities related to uncertain tax positions related to repair deductions, which resulted in income tax benefits of $100 million and $29 million during the second quarters of 2015 and 2014, respectively. See "—Income Taxes" below for more information.

•	A lower pre-tax income in 2015, as discussed above, partially offset by the impact of the San Onofre OII Settlement Agreement.
Utility Cost-Recovery Activities
Utility cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel of $915 million primarily driven by lower power and gas prices in 2015 relative to 2014 and the CAISO generation surcharge of $83 million in 2014 (as discussed below). These decreases were partially offset by higher realized losses on economic hedging activities ($103 million in 2015 compared to $59 million in 2014) and the generator settlements received in 2014 (see "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for more information). Fuel costs were $132 million and $219 million for the nine months ended September 30, 2015 and 2014, respectively.

As discussed above, during the second quarter of 2014, the CAISO issued invoices implementing a FERC order which revised FERC tariffs for costs associated with scheduling coordinator activities. The impact of implementing the order and revised invoices resulted in a transmission refund of $106 million reflected in operation and maintenance expense and a generation surcharge of $83 million reflected in purchased power expense. These transactions did not impact earnings as the net refund was provided to customers through a FERC balancing account mechanism.

•
Lower operation and maintenance expense of $40 million primarily due to lower spending on various public purpose programs, lower pension expenses and a decrease in transmission access charges, partially offset by the 2014 CAISO refund of $106 million mentioned above.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $4.3 billion and $9.7 billion for the three and nine months ended September 30, 2015, respectively, compared to $4.5 billion and $9.7 billion for the respective periods in 2014.

•
Retail billed and unbilled revenue for the three months ended September 30, 2015 were lower compared to the same period last year primarily due to a rate decrease of $120 million. The decrease was primarily due to the implementation of the San Onofre OII Settlement Agreement, which resulted in a rate adjustment beginning on January 1, 2015.

•
Retail billed and unbilled revenue for the nine months ended September 30, 2015 reflects a rate increase of $115 million offset by a sales volume decrease of $117 million. The rate increase was primarily due to the implementations of the 2014 ERRA rate increase in June 2014 and the San Onofre-related rate adjustment in January 2015. The sales volume decrease was due to lower load requirements related to cooler weather experienced in 2015 compared to the same period last year.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2014 Form 10-K).
Income Taxes
SCE's income tax provision decreased by $132 million and $103 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.
The effective tax rates were 18.1% and 29.7% for the three months ended September 30, 2015 and 2014, respectively. The effective tax rate decrease was primarily due to higher income tax benefits related to repair deductions, as discussed above.
The effective tax rates were 15.1% and 21.1% for the nine months ended September 30, 2015 and 2014, respectively. The effective tax rate decrease was primarily due to higher income tax benefits related to repair deductions (as discussed above) and the change in liabilities related to uncertain tax positions, partially offset by income tax benefits in 2014 related to the San Onofre OII Settlement Agreement. See "Management Overview—San Onofre Proceedings, Recoveries, and Decommissioning" above for more information.
See "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a reconciliation of the federal statutory rate of 35% to the effective income tax rates and "Management Overview—2015 General Rate Case" above for more information.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Edison Energy Group and subsidiaries	$(3)	$(3)	$(3)	$(7)
Edison Mission Group and subsidiaries	1	13	13	21
Corporate expenses and Other	(9)	(17)	(33)	(40)
Total Edison International Parent and Other	$(11)	$(7)	$(23)	$(26)
The loss from continuing operations of Edison International Parent and Other increased $4 million and decreased $3 million for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to:

•
A decrease in the loss of Edison International Parent and Other primarily due to higher income tax benefits in the third quarter of 2015 and lower corporate expenses for the nine months ended September 30, 2015.

•
An decrease in income from EMG and subsidiaries of $12 million and $8 million for the three and nine months ended September 30, 2015, respectively, primarily due to lower income from affordable housing projects, including asset sales, and income taxes. EMG's subsidiary, Edison Capital, continues to wind down its remaining affordable housing investments. For further information, see "Liquidity and Capital Resources—Edison International Parent and Other." Earnings from Edison Capital were $1 million and $10 million for three and nine months ended September 30, 2015, respectively, compared to $9 million and $13 million for the respective periods in 2014.

•
An increase in income allocated to subsidiaries of Edison Energy Group under the HLBV accounting method that resulted in losses allocated to tax equity investors ($1 million and $7 million after-tax for the three and nine months ended September 30, 2015, respectively). This increase was partially offset by higher operating expenses for the nine months ended September 30, 2015. For further information, see the 2014 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" and "Management Overview—Highlights of Operating Results."

Income (Loss) from Discontinued Operations (Net of Tax)
Income from discontinued operations, net of tax, was $43 million for the three- and nine-month periods in 2015 compared to a loss of $16 million and income of $146 million for the respective periods in 2014. The 2015 income was due to $16 million in insurance recoveries ($28 million pre-tax) related to the EME bankruptcy and $27 million of income tax benefits from revised estimates of tax benefits based on filing of the 2014 tax returns in the third quarter of 2015. The 2014 loss and income were due to the completion of the Amended Plan of Reorganization, including transactions recorded in the first nine months of 2014 and other impacts of the EME Settlement. The nine months of 2014 also reflects a $22 million income tax loss from revised estimates of the tax impact of a tax deconsolidation of EME as originally contemplated prior to the EME Settlement. See 2014 Form 10-K, "Management Overview—Resolution of Uncertainty Related to EME in Bankruptcy."
LIQUIDITY AND CAPITAL RESOURCES
Southern California Edison Company
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations and dividend payments to Edison International, and the outcome of tax and regulatory matters.
SCE expects to fund its 2015 obligations, capital expenditures and dividends through operating cash flows, and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund liquidity requirements.

Available Liquidity
At September 30, 2015, SCE had approximately $2.2 billion available under its $2.75 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2015, SCE's debt to total capitalization ratio was 0.44 to 1.
Regulatory Proceedings
Energy Efficiency Incentive Mechanism
In June 2015, SCE filed a request for energy efficiency incentives of approximately $12 million related to Part 1 of its 2014 program year. In September 2015, SCE filed a request for energy efficiency incentives of $10.5 million related to Part 2 of its 2013 program year. There is no assurance that the CPUC will make an award for any given year.

As discussed in the 2014 10-K, TURN and ORA filed separate petitions in November 2014 with the CPUC asking for the rehearing of the December 2010 decision that trued up the California investor-owned utilities energy efficiency incentive awards for the 2006 – 2008 program period. TURN and ORA alleged that ex parte communications between PG&E and the former president of the CPUC, which were disclosed in an October 2014 report filed by PG&E, demonstrated a quid pro quo that tainted the 2010 energy efficiency decision and that the decision should be vacated. In September 2015, the CPUC granted these separate petitions as well as other TURN and ORA requests for rehearing of other decisions related to the 2006 – 2008 incentive awards. SCE continues to dispute that SCE should be at risk to repay previously awarded incentives but cannot predict the outcome of this proceeding.

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

ERRA Forecast Filing – 2015
As discussed in the 2014 10-K, in December 2014, the CPUC issued a proposed decision on SCE's 2015 ERRA forecast application. Due to substantially lower natural gas and power prices as compared to the forecast levels incorporated in the revenue requirement in the proposed decision, in July 2015 SCE and the intervening parties entered into an all-party settlement agreement that would keep 2015 ERRA rates substantially at their current levels. The CPUC approved the settlement in October 2015.
Capital Investment Plan
SCE forecasts capital expenditures for 2015 – 2017 in the range of $11.6 billion to $11.8 billion. The forecast includes the level of spending in the 2015 GRC proposed decision. The low end of the range reflects a 12% reduction from requested levels primarily for FERC projects using management judgment based on historical experience. The completion of projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, community requests or protests, weather and other unforeseen conditions.

SCE's 2015 – 2017 forecast for major capital expenditures are set forth in the table below:

(in millions)	2015	2016	2017	2015 – 2017 Total
Transmission	$710	$710	$1,081	$2,501
Distribution	2,988	2,844	2,836	8,668
Generation	225	247	169	641
Total estimated capital expenditures	$3,923	$3,801	$4,086	$11,810
Total estimated capital expenditures for 2015 – 2017 (using the range discussed above)	$3,923	$3,715	$3,958	$11,596
Capital expenditures for projects under CPUC jurisdiction are recovered through the authorized revenue requirement in SCE's GRCs or through other CPUC-authorized mechanisms. Recovery of planned capital expenditures for projects under CPUC jurisdiction for 2015 – 2017 are subject to the outcome of the 2015 GRC or other CPUC approvals. Recovery for 2015 – 2017 planned expenditures for projects under FERC jurisdiction will be pursued through FERC-authorized mechanisms.
Transmission Projects
Coolwater-Lugo Transmission Project
The Coolwater-Lugo Project would provide additional 220 kV transmission capacity in the Kramer Junction and Lucerne Valley areas of San Bernardino County. In March 2015, the CAISO filed comments with the CPUC stating that the Coolwater-Lugo project is not necessary to provide full capacity deliverability and requested that the CPUC suspend its approval proceeding for the project. In May 2015, the CPUC issued a final decision that dismissed the approval proceeding but would allow SCE to apply for new approval if future studies determine that there is residual need for any elements of the project. SCE's capital expenditures for the Coolwater-Lugo project were projected to be $740 million, of which $584 million was for the 2015 – 2017 period, and have been removed from the capital expenditure forecast. SCE previously obtained authorization from the FERC, which allows SCE to seek recovery of 100% of reasonable abandoned plant costs if the project is abandoned for reasons beyond SCE's control.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At September 30, 2015, SCE's 13-month weighted-average common equity component of total capitalization was 49.5% and the maximum additional dividend, taking into account declared but unpaid dividends, that SCE could pay to Edison International under this limitation was approximately $345 million, resulting in a restriction on net assets of approximately $13.6 billion.
SCE paid the $147 million dividend declared in June 2015 to Edison International during the third quarter of 2015. In August 2015, SCE declared another $147 million dividend to Edison International which will be paid in the fourth quarter of 2015. Future dividend amounts and timing of distributions are dependent on a number of factors including the level of capital expenditures, operating cash flows and earnings.

Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at September 30, 2015, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2015.

(in millions)
Collateral posted as of September 30, 2015[1]	$204
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	97
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	60
Posted and potential collateral requirements	$361

[1]
Net collateral provided to counterparties and other brokers consisted of $35 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $32 million of cash reflected in "Other current assets" on the consolidated balance sheets and $137 million in letters of credit and surety bonds.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2015 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders are dependent on dividends from SCE, realization of tax benefits and access to bank and capital markets.
At September 30, 2015, Edison International Parent had $512 million available under its $1.25 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Edison International may finance working capital requirements, payment of obligations and capital investments, including capital contributions to subsidiaries to fund new businesses, with commercial paper or other borrowings, subject to availability in the capital markets.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At September 30, 2015, Edison International Parent's consolidated debt to total capitalization ratio was 0.48 to 1.
In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement. Edison International made a payment of $204 million on September 30, 2015 and is obligated to make another payment of $214 million on September 30, 2016. Edison International has net operating loss and tax credit carryforwards retained by EME which are available to offset future consolidated taxable income or tax liabilities. As a result of the extension of 50% bonus depreciation for qualifying property under the Tax Increase Prevention Act of 2014, realization of these tax benefits has been deferred (currently forecasted through 2018). The timing of realization of these tax benefits may be further delayed in the event of future extensions of bonus depreciation and the value of the net operating loss carryforwards could be permanently reduced in the event that tax reform decreases the current corporate tax rate.

Historical Cash Flows
Southern California Edison Company

	Nine months ended September 30,
(in millions)	2015	2014
Net cash provided by operating activities	$2,951	$2,513
Net cash (used in) provided by financing activities	(96)	390
Net cash used in investing activities	(2,855)	(2,908)
Net decrease in cash and cash equivalents	$—	$(5)
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014.

	Nine months ended September 30,		Change in cash flows
(in millions)	2015	2014	2015/2014
Net income	$1,163	$1,156
Non cash items[1]	1,307	1,827
Subtotal	$2,470	$2,983	$(513)
Changes in cash flow resulting from working capital[2]	(682)	(729)	47
Derivative assets and liabilities, net	25	(68)	93
Regulatory assets and liabilities, net	1,318	41	1,277
Other noncurrent assets and liabilities, net[3]	(180)	286	(466)
Net cash provided by operating activities	$2,951	$2,513	$438

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
Net cash provided by operating activities were impacted by the following:

•
Net cash used from working capital was $682 million and $729 million during the nine months ended September 30, 2015 and 2014, respectively. The cash outflow for each period was primarily related to the timing of receipts from customers (increase in billed and unbilled receivables due to seasonal usage) and timing of disbursements (including purchase power payments due to seasonal usage and annual compensation payments).

•
Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts. SCE has a number of balancing accounts under CPUC decisions, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. During the first nine months of 2015 and 2014, cash flows were impacted by the two principal balancing accounts:

•
ERRA collections for fuel and purchased power increased $1.1 billion during the first nine months of 2015 primarily due to lower than forecasted power and gas prices experienced in 2015 and the refund to ratepayers related to the 2013 and 2014 nuclear decommissioning costs, see "Management Overview—San Onofre Proceedings, Recoveries, Decommissioning" for further discussion. ERRA undercollections for fuel and purchased power increased $565 million in the first nine months of 2014 primarily due to higher purchased power than the forecast purchases included in customer rates in addition to higher gas prices. In January 2015, SCE reclassified the regulatory liability for generator settlements to ERRA to refund customers.

•
The base rate revenue balancing account ("BRRBA") tracks differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers. BRRBA overcollections increased $74 million in the first nine months of 2015 primarily due to higher summer usage partially offset by lower rates (see "Results of Operations—Supplemental Operating Revenue Information" for further discussion of rate changes). BRRBA overcollections decreased $4 million in the first nine months of 2014 primarily due to a refund to customers of approximately $150 million related to the sale of Four Corners in December 2013 offset by higher rates and higher than forecasted sales.

•
The public purpose and energy efficiency programs track differences between amounts authorized by the CPUC and amounts incurred to fund programs established by the CPUC. Overcollections decreased for these programs by $120 million and $205 million in the first nine months of 2015 and 2014, respectively, primarily due to higher spending for these programs.

•
Net cash provided by regulatory assets and liabilities also consisted of a cash inflow of $318 million in 2015 due to revenue collected from customers that is estimated to be refunded as part of the 2015 GRC proposed decision and $380 million in 2014 due to cash collected in excess of cost of service for San Onofre. See "Results of Operations" for further discussion.

•
Cash flows (used in) provided by other noncurrent assets and liabilities were $(180) million and $286 million in the first nine months of 2015 and 2014, respectively. During 2015, decommissioning costs of San Onofre were approximately $129 million (such costs were recorded as a reduction of SCE's asset retirement obligation). The change in operating activities of the nuclear decommissioning trusts, as described below, is also included as part of cash flow (used in) or provided by other noncurrent assets and liabilities.

Net Cash (Used in) Provided by Financing Activities
The following table summarizes cash (used in) provided by financing activities for the nine months ended September 30, 2015 and 2014. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt."

	Nine months ended September 30,
(in millions)	2015	2014
Issuances of first and refunding mortgage bonds, net	$1,287	$398
Issuances of pollution control bonds, net	128	—
Long-term debt matured or repurchased	(761)	(405)
Issuances of preference stock, net	319	269
Redemptions of preference stock	(325)	—
Short-term debt financing, net	(251)	502
Payments of common stock dividends to Edison International	(441)	(252)
Payments of preferred and preference stock dividends	(91)	(88)
Other	39	(34)
Net cash (used in) provided by financing activities	$(96)	$390
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $3.1 billion and $2.8 billion for the nine months ended September 30, 2015 and 2014, respectively, primarily related to transmission, distribution and generation investments. Net proceeds (purchases) of nuclear decommissioning trust investments were $242 million and $(105) million for the nine months ended September 30, 2015 and 2014, respectively. The 2015 net proceeds from sale of nuclear decommissioning trust investments was used to pay 2013 and 2014 decommissioning costs less net earnings during the period. The 2014 net purchase of nuclear decommissioning trust investments was due to net earnings during the period.

Nuclear Decommissioning Trusts
SCE's statement of cash flows includes activities of the Nuclear Decommissioning Trusts which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2015	2014
Net cash (used in) provided by operating activities: Nuclear decommissioning trusts	$(249)	$100
Net cash flow from investing activities: Proceeds from sale of investments	12,915	5,846
Purchases of investments	(12,673)	(5,951)
Net cash impact	$(7)	$(5)
Net cash (used in) provided by operating activities of the nuclear decommissioning trusts relate to interest and dividends less administrative expenses, taxes and decommissioning costs. Such activities represent the source (use) of the funds for investing activities. The net cash impact represents the contributions made by SCE to the nuclear decommissioning trusts. During the nine months ended September 30, 2015, SCE made a contribution of $7 million to the non-qualified decommissioning trust pursuant to a CPUC decision related to decommissioning costs for San Onofre Unit 1.
In future periods, SCE expects decommissioning costs of San Onofre to increase significantly. Such amounts will continue to be reflected as a decrease in SCE net cash provided by operating activities and will be funded from sales of investments of the nuclear decommissioning trusts once approved by the CPUC. Decommissioning costs incurred prior to CPUC approval will be funded by SCE and are reflected as cash flow used by operating activities. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Nine months ended September 30,
(in millions)	2015	2014
Net cash used in operating activities	$(118)	$(486)
Net cash provided by financing activities	122	515
Net cash used in investing activities	(2)	(28)
Net increase in cash and cash equivalents	$2	$1
Net Cash Used in Operating Activities
Net cash provided by operating activities increased $368 million for the first nine months of 2015 compared to 2014 due to:

•
$204 million and $225 million of cash payments made to the Reorganization Trust in September 2015 and April 2014 related to the EME Settlement Agreement, respectively, see "Notes to Consolidated Financial Statements—Note 15. Discontinued Operations—EME Chapter 11 Bankruptcy" for further information.

•	$189 million deposit made with the IRS in 2014 related to open tax years 2003 through 2006 and a $122 million receipt of intercompany tax-allocation payments in 2015.

•
approximately $36 million cash outflow from operating activities in 2015 compared to $72 million cash outflow in 2014 due to the timing of payments and receipts relating to interest and operating costs.

Net Cash Provided by Financing Activities
Net cash provided by financing activities were as follows:

	Nine months ended September 30,
(in millions)	2015	2014
Dividends paid to Edison International common shareholders	$(408)	$(347)
Dividends received from SCE	441	252
Payment for stock-based compensation	(116)	(87)
Receipt from stock option exercises	65	55
Debt financing, net[1]	139	636
Other	1	6
Net cash provided by financing activities	$122	$515

[1]	Includes $20 million debt financing for Edison Energy Group, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Project Financing."
Contingencies
SCE has contingencies related to San Onofre Related Matters, Long Beach Service Interruptions, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."
Environmental Remediation
As of September 30, 2015, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $137 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies" for further discussion.
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
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.1 billion and $927 million at September 30, 2015 and December 31, 2014 respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
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

As of September 30, 2015, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	September 30, 2015
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$258	$—	$258
Not rated[3]	13	(5)	8
Total	$271	$(5)	$266

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2015	2014	2015	2014
Total operating revenue	$3,763	$4,356	$9,183	$10,298
Purchased power and fuel	1,785	2,182	3,648	4,563
Operation and maintenance	780	802	2,159	2,245
Depreciation, decommissioning and amortization	506	424	1,451	1,248
Property and other taxes	84	77	255	235
Impairment and other charges	—	(3)	—	228
Total operating expenses	3,155	3,482	7,513	8,519
Operating income	608	874	1,670	1,779
Interest and other income	32	40	114	109
Interest expense	(138)	(141)	(420)	(422)
Other expenses	(15)	(29)	(40)	(52)
Income from continuing operations before income taxes	487	744	1,324	1,414
Income tax expense	82	220	195	284
Income from continuing operations	405	524	1,129	1,130
Income (loss) from discontinued operations, net of tax	43	(16)	43	146
Net income	448	508	1,172	1,276
Preferred and preference stock dividend requirements of utility	28	28	84	84
Other noncontrolling interests	(1)	—	(11)	—
Net income attributable to Edison International common shareholders	$421	$480	$1,099	$1,192
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$378	$496	$1,056	$1,046
Income (loss) from discontinued operations, net of tax	43	(16)	43	146
Net income attributable to Edison International common shareholders	$421	$480	$1,099	$1,192
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$1.16	$1.52	$3.24	$3.21
Discontinued operations	0.13	(0.05)	0.13	0.45
Total	$1.29	$1.47	$3.37	$3.66
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	328	329	329	329
Continuing operations	$1.15	$1.51	$3.21	$3.18
Discontinued operations	0.13	(0.05)	0.13	0.44
Total	$1.28	$1.46	$3.34	$3.62
Dividends declared per common share	$0.4175	$0.3550	$1.2525	$1.0650

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2015	2014	2015	2014
Net income	$448	$508	$1,172	$1,276
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during the period plus amortization included in net income	2	(9)	4	(11)
Other	(1)	(1)	(1)	1
Other comprehensive income (loss), net of tax	1	(10)	3	(10)
Comprehensive income	449	498	1,175	1,266
Less: Comprehensive income attributable to noncontrolling interests	27	28	73	84
Comprehensive income attributable to Edison International	$422	$470	$1,102	$1,182

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$134	$132
Receivables, less allowances of $66 and $68 for uncollectible accounts at respective dates	1,211	790
Accrued unbilled revenue	1,025	632
Inventory	270	281
Derivative assets	81	102
Regulatory assets	473	1,254
Deferred income taxes	152	452
Other current assets	446	376
Total current assets	3,792	4,019
Nuclear decommissioning trusts	4,388	4,799
Other investments	208	207
Total investments	4,596	5,006
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,407 and $8,132 at respective dates	34,062	32,859
Nonutility property, plant and equipment, less accumulated depreciation of $81 and $76 at respective dates	140	122
Total property, plant and equipment	34,202	32,981
Derivative assets	188	219
Regulatory assets	8,121	7,612
Other long-term assets	371	349
Total long-term assets	8,680	8,180

Total assets	$51,270	$50,186

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Short-term debt	$1,154	$1,291
Current portion of long-term debt	295	504
Accounts payable	1,330	1,580
Accrued taxes	80	81
Customer deposits	235	221
Derivative liabilities	207	196
Regulatory liabilities	888	401
Other current liabilities	1,050	1,205
Total current liabilities	5,239	5,479
Long-term debt	10,957	10,234
Deferred income taxes and credits	7,698	7,313
Derivative liabilities	1,167	1,052
Pensions and benefits	2,175	2,155
Asset retirement obligations	2,822	2,821
Regulatory liabilities	5,265	5,889
Other deferred credits and other long-term liabilities	2,316	2,255
Total deferred credits and other liabilities	21,443	21,485
Total liabilities	37,639	37,198
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	11	6
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,475	2,445
Accumulated other comprehensive loss	(55)	(58)
Retained earnings	9,180	8,573
Total Edison International's common shareholders' equity	11,600	10,960
Noncontrolling interests – preferred and preference stock of utility	2,020	2,022
Total equity	13,620	12,982

Total liabilities and equity	$51,270	$50,186

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2015	2014
Cash flows from operating activities:
Net income	$1,172	$1,276
Less: Income from discontinued operations	43	146
Income from continuing operations	1,129	1,130
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,515	1,312
Allowance for equity during construction	(63)	(45)
Impairment and other charges	—	228
Deferred income taxes and investment tax credits	202	303
Other	(5)	14
EME insurance proceeds and settlement payments	(176)	(225)
Changes in operating assets and liabilities:
Receivables	(412)	(369)
Inventory	10	(19)
Accounts payable	164	211
Prepaid and accrued taxes	(18)	106
Other current assets and liabilities	(572)	(603)
Derivative assets and liabilities, net	25	(68)
Regulatory assets and liabilities, net	1,318	41
Nuclear decommissioning trusts	(249)	100
Other noncurrent assets and liabilities	(35)	(89)
Net cash provided by operating activities	2,833	2,027
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $16 and $5 at respective periods	1,415	395
Long-term debt matured or repurchased	(761)	(405)
Preference stock issued, net	319	269
Preference stock redeemed	(325)	—
Short-term debt financing, net	(112)	1,138
Cash contribution from redeemable noncontrolling interest	17	—
Dividends to noncontrolling interests	(91)	(88)
Dividends paid	(408)	(347)
Other	(28)	(57)
Net cash provided by financing activities	26	905
Cash flows from investing activities:
Capital expenditures	(3,134)	(2,856)
Proceeds from sale of nuclear decommissioning trust investments	12,915	5,846
Purchases of nuclear decommissioning trust investments	(12,673)	(5,951)
Other	35	25
Net cash used in investing activities	(2,857)	(2,936)
Net increase (decrease) in cash and cash equivalents	2	(4)
Cash and cash equivalents at beginning of period	132	146
Cash and cash equivalents at end of period	$134	$142

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2015	2014	2015	2014
Operating revenue	$3,757	$4,338	$9,166	$10,276
Purchased power and fuel	1,785	2,182	3,648	4,563
Operation and maintenance	756	776	2,101	2,187
Depreciation, decommissioning and amortization	506	423	1,449	1,248
Property and other taxes	84	76	254	232
Impairment and other charges	—	—	—	231
Total operating expenses	3,131	3,457	7,452	8,461
Operating income	626	881	1,714	1,815
Interest and other income	29	36	93	105
Interest expense	(131)	(133)	(398)	(402)
Other expenses	(15)	(29)	(39)	(52)
Income before income taxes	509	755	1,370	1,466
Income tax expense	92	224	207	310
Net income	417	531	1,163	1,156
Less: Preferred and preference stock dividend requirements	28	28	84	84
Net income available for common stock	$389	$503	$1,079	$1,072

Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2015	2014	2015	2014
Net income	$417	$531	$1,163	$1,156
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain arising during the period plus amortization included in net income	1	1	3	2
Other	—	(1)	—	1
Other comprehensive income, net of tax	1	—	3	3
Comprehensive income	$418	$531	$1,166	$1,159

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$38	$38
Receivables, less allowances of $66 and $68 for uncollectible accounts at respective dates	1,185	749
Accrued unbilled revenue	1,025	632
Inventory	254	275
Derivative assets	81	102
Regulatory assets	473	1,254
Other current assets	448	390
Total current assets	3,504	3,440
Nuclear decommissioning trusts	4,388	4,799
Other investments	165	158
Total investments	4,553	4,957
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,407 and $8,132 at respective dates	34,062	32,859
Nonutility property, plant and equipment, less accumulated depreciation of $78 and $75 at respective dates	75	69
Total property, plant and equipment	34,137	32,928
Derivative assets	188	219
Regulatory assets	8,121	7,612
Other long-term assets	319	300
Total long-term assets	8,628	8,131

Total assets	$50,822	$49,456

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Short-term debt	$417	$667
Current portion of long-term debt	79	300
Accounts payable	1,334	1,556
Accrued taxes	186	87
Customer deposits	235	221
Derivative liabilities	207	196
Regulatory liabilities	888	401
Deferred income taxes	100	209
Other current liabilities	1,040	1,183
Total current liabilities	4,486	4,820
Long-term debt	10,536	9,624
Deferred income taxes and credits	8,804	8,288
Derivative liabilities	1,166	1,052
Pensions and benefits	1,677	1,672
Asset retirement obligations	2,820	2,819
Regulatory liabilities	5,265	5,889
Other deferred credits and other long-term liabilities	2,144	2,010
Total deferred credits and other liabilities	21,876	21,730
Total liabilities	36,898	36,174
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	654	618
Accumulated other comprehensive loss	(25)	(28)
Retained earnings	9,057	8,454
Total common shareholder's equity	11,854	11,212
Preferred and preference stock	2,070	2,070
Total equity	13,924	13,282
Total liabilities and equity	$50,822	$49,456

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2015	2014
Cash flows from operating activities:
Net income	$1,163	$1,156
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,509	1,309
Allowance for equity during construction	(63)	(45)
Impairment and other charges	—	231
Deferred income taxes and investment tax credits	(149)	324
Other	10	8
Changes in operating assets and liabilities:
Receivables	(436)	(377)
Inventory	21	(9)
Accounts payable	192	234
Prepaid and accrued taxes	99	18
Other current assets and liabilities	(558)	(595)
Derivative assets and liabilities, net	25	(68)
Regulatory assets and liabilities, net	1,318	41
Nuclear decommissioning trusts	(249)	100
Other noncurrent assets and liabilities	69	186
Net cash provided by operating activities	2,951	2,513
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $16 and $2 at respective periods	1,415	398
Long-term debt matured or repurchased	(761)	(405)
Preference stock issued, net	319	269
Preference stock redeemed	(325)	—
Short-term debt financing, net	(251)	502
Dividends paid	(532)	(340)
Other	39	(34)
Net cash (used in) provided by financing activities	(96)	390
Cash flows from investing activities:
Capital expenditures	(3,121)	(2,827)
Proceeds from sale of nuclear decommissioning trust investments	12,915	5,846
Purchases of nuclear decommissioning trust investments	(12,673)	(5,951)
Other	24	24
Net cash used in investing activities	(2,855)	(2,908)
Net decrease in cash and cash equivalents	—	(5)
Cash and cash equivalents, beginning of period	38	54
Cash and cash equivalents, end of period	$38	$49

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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2015 are not necessarily indicative of the operating results for the full year.
The December 31, 2014 financial statement data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Money market funds	$35	$35	$5	$5
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Book balances reclassified to accounts payable	$187	$180	$187	$177
Inventory
Inventory is primarily composed of materials, supplies and spare parts, and stated at the lower of cost or market, cost being determined by the average cost method.

San Onofre Impairment and Other Charges
As discussed in Note 1 of "Notes to Consolidated Financial Statements" included in the 2014 Form 10-K, in March 2014, SCE entered into a settlement agreement with The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayer Advocates ("ORA"), San Diego Gas & Electric Company ("SDG&E"), the Coalition of California Utility Employees, and Friends of the Earth (together, the "Settling Parties") related to the regulatory proceedings for San Onofre. SCE recorded a pre-tax charge of approximately $231 million (approximately $96 million after-tax) in the first quarter of 2014.
In September 2014, SCE and the Settling Parties entered into an Amended and Restated Settlement Agreement (the "San Onofre OII Settlement Agreement") which was approved by the CPUC on November 20, 2014. As a result of these developments, SCE revised the pre-tax charge to $163 million (approximately $72 million after-tax) in the fourth quarter of 2014. Including amounts previously recorded in 2013, the total impact of the San Onofre OII Settlement Agreement was a pre-tax charge of $738 million (approximately $437 million after-tax). See Note 11 for further information.
Revenue Recognition

Operating revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period. During the first nine months of 2015, pending the outcome of the 2015 GRC, SCE recognized
GRC-related revenue largely based on the revenue requirement set forth in the 2015 GRC proposed decision received in September 2015. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2015 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2015. A final CPUC decision may be received by year-end and could result in material changes to the proposed decision. See Note 10 for further information.

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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2015	2014	2015	2014
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$378	$496	$1,056	$1,046
Participating securities dividends	—	—	(1)	—
Income from continuing operations available to common shareholders	$378	$496	$1,055	$1,046
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$1.16	$1.52	$3.24	$3.21
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$378	$496	$1,055	$1,046
Income impact of assumed conversions	—	—	1	1
Income from continuing operations available to common shareholders and assumed conversions	$378	$496	$1,056	$1,047
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	2	3	3	3
Adjusted weighted average shares – diluted	328	329	329	329
Diluted earnings per share – continuing operations	$1.15	$1.51	$3.21	$3.18
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 2,054,876 and 38,800 shares of common stock for the three months ended September 30, 2015 and 2014, respectively, and 2,054,876 and 62,885 shares for the nine months ended September 30, 2015 and 2014, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Not Yet Adopted
On July 22, 2015, the FASB issued an accounting standards update on inventory. Currently, inventory is measured at the lower of cost or market where market could be one of three different measurements. Under the new guidance, inventory (other than for the LIFO or the retail inventory methods) will be subsequently measured at the lower of cost or net realizable value. This standard is effective prospectively on January 1, 2016 and is not expected to have a material impact on Edison International’s and SCE's consolidated financial statements.
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
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the nine months ended September 30, 2015:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,445	$(58)	$8,573	$10,960	$2,022	$12,982
Net income	—	—	1,099	1,099	84	1,183
Other comprehensive income	—	3	—	3	—	3
Common stock dividends declared ($1.2525 per share)	—	—	(408)	(408)	—	(408)
Dividends to noncontrolling interests	—	—	—	—	(84)	(84)
Stock-based compensation	13	—	(80)	(67)	—	(67)
Non-cash stock-based compensation	17	—	—	17	—	17
Issuance of preference stock	—	—	—	—	319	319
Redemption of preference stock	—	—	(4)	(4)	(321)	(325)
Balance at September 30, 2015	$2,475	$(55)	$9,180	$11,600	$2,020	$13,620

The following table provides Edison International's changes in equity for the nine months ended September 30, 2014:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,403	$(13)	$7,548	$9,938	$1,753	$11,691
Net income	—	—	1,192	1,192	84	1,276
Other comprehensive loss	—	(10)	—	(10)	—	(10)
Common stock dividends declared ($1.065 per share)	—	—	(347)	(347)	—	(347)
Dividends to noncontrolling interests	—	—	—	—	(84)	(84)
Stock-based compensation	22	—	(79)	(57)	—	(57)
Non-cash stock-based compensation	20	—	—	20	—	20
Issuance of preference stock	—	—	—	—	269	269
Balance at September 30, 2014	$2,445	$(23)	$8,314	$10,736	$2,022	$12,758
The following table provides SCE's changes in equity for the nine months ended September 30, 2015:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,168	$618	$(28)	$8,454	$2,070	$13,282
Net income	—	—	—	1,163	—	1,163
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(441)	—	(441)
Dividends declared on preferred and preference stock	—	—	—	(84)	—	(84)
Stock-based compensation	—	28	—	(31)	—	(3)
Non-cash stock-based compensation	—	10	—	—	—	10
Issuance of preference stock	—	(6)	—	—	325	319
Redemption of preference stock	—	4	—	(4)	(325)	(325)
Balance at September 30, 2015	$2,168	$654	$(25)	$9,057	$2,070	$13,924

The following table provides SCE's changes in equity for the nine months ended September 30, 2014:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,168	$592	$(11)	$7,594	$1,795	$12,138
Net income	—	—	—	1,156	—	1,156
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(378)	—	(378)
Dividends declared on preferred and preference stock	—	—	—	(84)	—	(84)
Stock-based compensation	—	13	—	(47)	—	(34)
Non-cash stock-based compensation	—	9	—	(4)	—	5
Issuance of preference stock	—	(6)	—	—	275	269
Balance at September 30, 2014	$2,168	$608	$(8)	$8,237	$2,070	$13,075
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2014 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,062 MW and 5,341 MW at September 30, 2015 and 2014, respectively, and the amounts that SCE paid to these projects were $270 million and $319 million for the three months ended September 30, 2015 and 2014, respectively, and $451 million and $526 million for the nine months ended September 30, 2015 and 2014, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

Unconsolidated Trusts of SCE
SCE Trust I, Trust II, Trust III, and Trust IV were formed in 2012, 2013, 2014 and 2015, respectively, for the exclusive purpose of issuing the 5.625%, 5.10%, 5.75%, and 5.375% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II, Trust III and Trust IV issued to the public trust securities in the face amounts of $475 million, $400 million, $275 million and $325 million, respectively, (cumulative, liquidation amounts of $25 per share) and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G, Series H, and Series J Preference Stock issued by SCE in the principal amounts of $475 million, $400 million, $275 million and $325 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
The Series F, Series G, Series H and Series J Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G, Series H or Series J Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (see Note 12 for further information). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities when and if the SCE board of directors declares and makes dividend payments on the Series F, Series G, Series H or Series J Preference Stock. The applicable trust will use any dividends it receives on the Series F, Series G, Series H or Series J Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the Series F, Series G, Series H and Series J Preference Stock.
The Trust I, Trust II and Trust III balance sheets as of September 30, 2015 and December 31, 2014, consisted of investments of $475 million, $400 million and $275 million in the Series F, Series G and Series H Preference Stock, respectively, $475 million, $400 million and $275 million of trust securities, respectively, and $10,000 each of common stock. The Trust IV balance sheet as of September 30, 2015 consisted of investments of $325 million in the Series J Preference Stock, $325 million of trust securities, and $10,000 of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended September 30,				Nine months ended September 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust I	Trust II	Trust III	Trust IV
2015
Dividend income	$7	$5	$4	$2	$20	$15	$12	$2
Dividend distributions	7	5	4	2	20	15	12	2
2014
Dividend income	$7	$5	$4	*	$20	$15	$9	*
Dividend distributions	7	5	4	*	20	15	9	*
* Not applicable.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2015 and December 31, 2014, nonperformance risk was not material for Edison International and SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$269	$—	$269
Other	25	—	—	—	25
Nuclear decommissioning trusts:
Stocks[2]	1,559	—	—	—	1,559
Fixed Income[3]	977	1,745	—	—	2,722
Short-term investments, primarily cash equivalents	26	112	—	—	138
Subtotal of nuclear decommissioning trusts[4]	2,562	1,857	—	—	4,419
Total assets	2,587	1,857	269	—	4,713
Liabilities at fair value
Derivative contracts	—	46	1,362	(35)	1,373
Total liabilities	—	46	1,362	(35)	1,373
Net assets (liabilities)	$2,587	$1,811	$(1,093)	$35	$3,340

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$321	$—	$321
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	2,031	—	—	—	2,031
Fixed Income[3]	703	1,350	—	—	2,053
Short-term investments, primarily cash equivalents	606	166	—	—	772
Subtotal of nuclear decommissioning trusts[4]	3,340	1,516	—	—	4,856
Total assets	3,373	1,516	321	—	5,210
Liabilities at fair value
Derivative contracts	—	86	1,223	(61)	1,248
Total liabilities	—	86	1,223	(61)	1,248
Net assets (liabilities)	$3,373	$1,430	$(902)	$61	$3,962

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 68% and 73% of SCE's equity investments were located in the United States at September 30, 2015 and December 31, 2014, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $149 million and $49 million at September 30, 2015 and December 31, 2014, respectively.

[4]
Excludes net payables of $31 million and net payables of $57 million at September 30, 2015 and December 31, 2014, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International
Edison International assets measured at fair value consisted of money market funds of $35 million at both September 30, 2015 and December 31, 2014, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Fair value of net liabilities at beginning of period	$(1,044)	$(878)	$(902)	$(805)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(49)	120	(191)	43
Purchases	—	7	—	22
Settlements	—	(7)	—	(18)
Fair value of net liabilities at end of period	$(1,093)	$(758)	$(1,093)	$(758)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(94)	$71	$(249)	$(12)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
September 30, 2015	$258	$—	Market simulation model	Load forecast	7,630 MW - 25,431 MW
				Power prices[1]	$1.65 - $109.95
				Gas prices[2]	$3.65 - $6.53
December 31, 2014	317	—	Market simulation model	Load forecast	7,630 MW - 25,431 MW
				Power prices[1]	$1.65 - $109.95
				Gas prices[2]	$3.65 - $6.53
Tolling
September 30, 2015	11	1,359	Option model	Volatility of gas prices	15% - 45% (20%)
				Volatility of power prices	25% - 56% (30%)
				Power prices	$27.03 - $47.41 ($35.80)
December 31, 2014	4	1,207	Option model	Volatility of gas prices	13% - 53% (20%)
				Volatility of power prices	25% - 42% (30%)
				Power prices	$30.60 - $61.40 ($44.60)

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	September 30, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$10,615	$11,613	$9,924	$11,479
Edison International	11,252	12,268	10,738	12,319
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
At September 30, 2015, SCE's outstanding commercial paper was $417 million at a weighted-average interest rate of 0.34%. At September 30, 2015, letters of credit issued under SCE's credit facility aggregated $135 million and are scheduled to expire in twelve months or less. At December 31, 2014, the outstanding commercial paper was $367 million at a weighted-average interest rate of 0.40%.
At September 30, 2015, Edison International Parent's outstanding commercial paper was $738 million at a weighted-average interest rate of 0.45%. At December 31, 2014, the outstanding commercial paper was $619 million at a weighted-average interest rate of 0.45%.
Project Financing
Indirect subsidiaries of Edison International entered into a non-recourse debt financing to support investment in approximately 29 megawatts of solar rooftop projects. Borrowings under this financing agreement, were converted to a 7-year term loan during September 2015. As of September 30, 2015, there was approximately $25 million outstanding under this financing at a weighted average interest rate of 2.83%.

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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $29 million and $53 million as of September 30, 2015 and December 31, 2014, respectively. SCE has posted no collateral at September 30, 2015 and $13 million at December 31, 2014 to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2015, SCE would be required to post $42 million of additional collateral of which $39 million is related to outstanding payables that are net of collateral already posted.

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

	September 30, 2015
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$82	$188	$270	$243	$1,166	$1,409	$1,139
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	(35)	—	(35)	(35)
Net amounts presented in the consolidated balance sheets	$81	$188	$269	$207	$1,166	$1,373	$1,104

	December 31, 2014
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$104	$219	$323	$259	$1,052	$1,311	$988
Gross amounts offset in the consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(61)	—	(61)	(61)
Net amounts presented in the consolidated balance sheets	$102	$219	$321	$196	$1,052	$1,248	$927

[1]
In addition, at September 30, 2015 and December 31, 2014, SCE had posted $32 million and $36 million, respectively, of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Realized losses	$(28)	$(18)	$(103)	$(59)
Unrealized (losses) gains	(67)	138	(152)	80

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2015	December 31, 2014
Electricity options, swaps and forwards	GWh	4,807	3,618
Natural gas options, swaps and forwards	Bcf	64	83
Congestion revenue rights	GWh	103,207	122,859
Tolling arrangements	GWh	73,008	79,989
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Edison International:
Income from continuing operations before income taxes	$487	$744	$1,324	$1,414
Provision for income tax at federal statutory rate of 35%	170	260	463	495
Increase (decrease) in income tax from:
State tax, net of federal benefit	6	28	23	34
Property-related	(79)	(73)	(207)	(179)
Change related to uncertain tax positions	10	10	(53)	(4)
San Onofre OII settlement	—	—	—	(40)
Other	(25)	(5)	(31)	(22)
Total income tax expense from continuing operations	$82	$220	$195	$284
Effective tax rate	16.8%	29.6%	14.7%	20.1%
SCE:
Income from continuing operations before income taxes	$509	$755	$1,370	$1,466
Provision for income tax at federal statutory rate of 35%	178	264	480	513
Increase (decrease) in income tax from:
State tax, net of federal benefit	8	31	23	42
Property-related	(79)	(73)	(207)	(179)
Change related to uncertain tax positions	9	9	(56)	(1)
San Onofre OII settlement	—	—	—	(40)
Other	(24)	(7)	(33)	(25)
Total income tax expense from continuing operations	$92	$224	$207	$310
Effective tax rate	18.1%	29.7%	15.1%	21.1%
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

During the first nine months of 2015, SCE recorded $18 million of additional income taxes for revisions to estimated net operating loss carrybacks, interest and state income taxes.
Tax Disputes
Tax Years 2007 – 2009
Edison International received a Revenue Agent Report from the IRS in February 2013 which included a proposed adjustment to disallow a component of SCE's percentage repair allowance deduction. The proposed adjustment, if sustained, would result in a federal tax liability of approximately $80 million, including interest through September 30, 2015. Edison International has tentatively reached an agreement with the IRS regarding SCE's percentage repair allowance deduction, which if finalized, would result in a federal tax liability of approximately $17 million, including interest through September 30, 2015. The IRS also proposed an adjustment for 2008 and 2009 to disallow deductions related to certain capitalized overhead expenses. If this adjustment were sustained, it would result in a federal tax liability of approximately $124 million, including interest through September 30, 2015. Edison International disagrees with the proposed adjustment and has appealed.
Tax Years 2010 – 2012
The IRS Revenue Agent Report was received in June 2015. As a result, Edison International and SCE have re-measured its Federal and State uncertain tax positions and recorded $94 million and $100 million, respectively, of income tax benefits including interest and penalty during the second quarter of 2015. The Revenue Agent Report included a proposed adjustment to disallow deductions related to certain capitalized overhead expenses. If this adjustment is sustained, it would result in a federal tax liability of approximately $99 million, including interest through September 30, 2015. Edison International disagrees with the proposed adjustment and has appealed. SCE has agreed to the remaining proposed adjustments in the Revenue Agent Report.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $113 million during the nine months ended September 30, 2015, which includes contributions of $96 million by SCE. Edison International expects to make contributions of $14 million during the remainder of 2015, which includes $2 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms, pending the outcome of the 2015 GRC decision. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Pension expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Edison International:
Service cost	$35	$30	$105	$89
Interest cost	41	48	124	141
Expected return on plan assets	(57)	(61)	(171)	(178)
Settlement costs[1]	—	35	—	35
Amortization of prior service cost	1	1	3	4
Amortization of net loss[2]	9	1	27	3
Expense under accounting standards	$29	$54	$88	$94
Regulatory adjustment	(1)	(2)	(4)	59
Total expense recognized	$28	$52	$84	$153
SCE:
Service cost	$35	$29	$104	$87
Interest cost	38	44	113	132
Expected return on plan assets	(53)	(56)	(160)	(168)
Settlement costs[1]	—	33	—	33
Amortization of prior service cost	1	1	4	3
Amortization of net loss[2]	7	—	22	1
Expense under accounting standards	$28	$51	$83	$88
Regulatory adjustment	(2)	(2)	(4)	59
Total expense recognized	$26	$49	$79	$147

[1]
For the three and nine months ended September 30, 2014, this relates to lump-sum amounts made to employees who retired from the SCE Retirement Plan (primarily due to workforce reductions). Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International was $2 million for both the three and nine months ended September 30, 2014.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $4 million and $2 million, respectively, for the three months ended September 30, 2015, and $11 million and $6 million, respectively, for the nine months ended September 30, 2015. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended September 30, 2014 and $5 million and $3 million, respectively, for the nine months ended September 30, 2014.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $45 million during the nine months ended September 30, 2015 and expects to make contributions of $14 million during the remainder of 2015, substantially all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans, pending the outcome of the 2015 GRC decision. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.

PBOP expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Edison International:
Service cost	$12	$10	$36	$32
Interest cost	29	28	86	82
Expected return on plan assets	(28)	(28)	(85)	(84)
Amortization of prior service cost	(3)	(9)	(9)	(27)
Amortization of net loss	5	—	17	—
Total expense	$15	$1	$45	$3
SCE:
Service cost	$12	$10	$36	$32
Interest cost	28	27	84	81
Expected return on plan assets	(28)	(28)	(84)	(84)
Amortization of prior service cost	(3)	(9)	(9)	(27)
Amortization of net loss	6	—	17	—
Total expense	$15	$—	$44	$2
Workforce Reductions
SCE continues to focus on productivity improvements to mitigate rate pressure from its capital program, optimize its cost structure and improve operational efficiency, which is expected to result in further workforce reductions through 2016. During the nine months ended September 30, 2015, SCE increased the estimated impact for approved workforce reductions.
The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2015	$35
Additions	17
Payments	(31)
Balance at September 30, 2015	$21
The liability presented in the table above is reflected in "Other current liabilities" on the consolidated balance sheets. The severance costs are included in "Operation and maintenance" on the consolidated income statements.

Note 9.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Stocks	—	$386	$524	$1,559	$2,031
Municipal bonds	2054	726	681	860	822
U.S. government and agency securities	2045	1,069	777	1,141	836
Corporate bonds	2057	668	346	721	395
Short-term investments and receivables/payables[1]	One-year	104	692	107	715
Total		$2,953	$3,020	$4,388	$4,799

[1]	Short-term investments include $112 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by October 7, 2015.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Proceeds from sales of securities (which are reinvested) were $5.7 billion and $2.1 billion for the three months ended September 30, 2015 and 2014, respectively, and $12.9 billion and $5.8 billion for the nine months ended September 30, 2015 and 2014, respectively. Unrealized holding gains, net of losses, were $1.4 billion and $1.8 billion at September 30, 2015 and December 31, 2014, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Balance at beginning of period	$4,836	$4,740	$4,799	$4,494
Gross realized gains	183	149	215	187
Gross realized losses	(10)	—	(15)	—
Unrealized (losses) gains, net	(316)	(131)	(343)	38
Other-than-temporary impairments	(10)	(4)	(22)	(10)
Interest and dividends	28	28	88	90
Contributions	—	—	7	6
Income taxes	—	(40)	(14)	(59)
Decommissioning disbursements	(319)	—	(319)	(1)
Administrative expenses and other	(4)	(1)	(8)	(4)
Balance at end of period	$4,388	$4,741	$4,388	$4,741
Trust assets are used to pay income taxes as the Trust files separate income taxes returns from SCE. Deferred income taxes related to unrealized gains at September 30, 2015 were $344 million. Accordingly, the fair value of Trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion at September 30, 2015. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
In August 2015, the trust reimbursed SCE for $319 million of 2013 and 2014 Unit 2 and 3 decommissioning costs. Under the San Onofre OII Settlement Agreement recoveries from the nuclear decommissioning trusts of 2013 and 2014 decommissioning costs are refunded to customers primarily through ERRA.

Note 10.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2015	December 31, 2014
Current:
Regulatory balancing accounts	$287	$1,088
Energy derivatives	167	159
Other	19	7
Total current	473	1,254
Long-term:
Deferred income taxes, net	3,949	3,405
Pensions and other postretirement benefits	1,206	1,218
Energy derivatives	990	850
Unamortized investments, net	198	255
San Onofre	1,130	1,288
Unamortized loss on reacquired debt	205	201
Regulatory balancing accounts	58	44
Other	385	351
Total long-term	8,121	7,612
Total regulatory assets	$8,594	$8,866
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2015	December 31, 2014
Current:
Regulatory balancing accounts	$547	$380
Other	341	21
Total current	888	401
Long-term:
Costs of removal	2,713	2,826
Recoveries in excess of ARO liabilities[1]	1,393	1,956
Regulatory balancing accounts	1,081	1,083
Other	78	24
Total long-term	5,265	5,889
Total regulatory liabilities	$6,153	$6,290

[1]
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

As discussed in Note 1, SCE has recognized CPUC-related revenue largely based on the revenue requirement set forth in the proposed 2015 GRC decision. As a result of the proposed decision, SCE recorded a current regulatory liability to refund customers $318 million of the 2014 authorized base revenue requirements included in customer rates for the nine months ended September 30, 2015.

The 2015 GRC proposed decision includes a reduction in 2015 base rate revenue requirement of approximately $40 million through a rate base adjustment of $344 million as determined by the CPUC to achieve a benefit to customers equal to the increased future customer costs attributable to SCE's election related to 2012 – 2014 tax repairs. In SCE's filed comments, it requested a modification to eliminate the rate base adjustment on the basis of a number of legal errors including, among other items, that the rate base adjustment affecting the revenue requirements is prohibited as retroactive rate making. As of September 30, 2015, SCE had recorded a regulatory asset, included in the table above, of approximately $380 million related to future cash taxes associated with incremental 2012 – 2014 repair deductions. SCE has not recorded the potential impact from the rate base adjustment or 2015 incremental repair deductions pending a final decision that would provide clarity on the tax accounting treatment. SCE cannot predict the outcome of this matter. If the final decision mandates future reductions in revenue requirements, SCE would reduce 2015 revenue by the amount determined in the final decision and may record a charge against income to write down some or all of the above regulatory asset.
Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	September 30, 2015	December 31, 2014
Asset (liability)
Energy resource recovery account	$(112)	$1,028
New system generation balancing account	(71)	35
Public purpose programs and energy efficiency programs	(754)	(874)
Base rate recovery balancing account	(79)	(5)
Greenhouse gas auction revenue	(142)	(182)
FERC balancing accounts	16	(32)
Generator settlements	(3)	(197)
Other	(138)	(104)
Liability	$(1,283)	$(331)
Note 11.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the nine months ended September 30, 2015, SCE had new power procurement contracts with additional commitments estimated to be: $21 million for the remainder of 2015, $142 million for 2016, $303 million for 2017, $352 million for 2018, $391 million for 2019 and $5.2 billion for the period remaining thereafter.
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
Challenges related to San Onofre CPUC Proceedings
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. Both the appeal and the application for rehearing remain pending.
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
On April 14, 2015, the OII ALJs ordered SCE, among other things, to produce unprivileged documents pertaining to oral and written communications regarding the possible settlement of the OII proceeding between any SCE employee and CPUC decision makers from March 2013 to November 2014. SCE produced responsive documents and information on April 29, 2015. On June 26, 2015, the ALJs requested additional information, which SCE provided on July 3, 2015. Subsequently, another intervenor, the Coalition to Decommission San Onofre, filed a motion to move the start date for the production of documents under the CPUC's order to January 31, 2012 and to authorize the intervenors to conduct discovery of SCE. On August 5, 2015, the OII ALJ issued a ruling that nine additional communications should have been reported in addition to the March 2013 communication that SCE had reported in February 2015. The ruling dismissed all other pending requests for disclosures by SCE, discovery, or sanctions. In addition, the August 2015 ruling ordered SCE to show cause why it should not be sanctioned for violations of the ex parte rules and two related violations of Rule 1.1. The amount of potential monetary sanctions may vary from $500 to $50,000 per offense and will also depend on whether each offense is considered to be a single or a continuing violation, rendering it subject to a separate fine for each day. SCE responded to the order on August 20, 2015, arguing that the additional communications were not reportable and that sanctions were not justified. On October 20, 2015, SCE submitted to the CPUC additional documents that were responsive to the ALJs' order discussed above. On October 26, 2015, the OII ALJ issued a proposed decision that would impose a penalty of $16.74 million in connection with eight communications that the proposed decision finds should have been reported. The proposed decision does not address the petitions for modification of the San Onofre OII Settlement Agreement discussed below.

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
On April 27, 2015, A4NR filed a petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement based on SCE's alleged failures to disclose communications between SCE and CPUC decision-makers pertaining to the issues in the San Onofre OII. The petition seeks the reversal of the decision approving the San Onofre OII Settlement Agreement and reopening of the OII proceeding. Subsequently, TURN and ORA filed responses supporting A4NR's petition to reopen the San Onofre OII proceeding. In August 2015, ORA filed its own petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement seeking to set aside the settlement and reopen the San Onofre OII proceeding. SCE and SDG&E responded to this petition in September 2015. Both petitions remain pending before the CPUC. On July 6, 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its CEO and CFO. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International's ex parte contacts with CPUC decision-makers were more extensive than initially reported. The complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between July 31, 2014 and June 24, 2015.
Subsequently, in July 2015, a federal shareholder derivative lawsuit was filed against members of the Edison International Board of Directors for breach of fiduciary duty and other claims based on similar allegations to the federal securities lawsuit. The derivative lawsuit seeks monetary damages, including punitive damages, and various corporate governance reforms. Two additional federal shareholder derivative lawsuits making essentially the same allegations were filed in August and October 2015.
Edison International and SCE cannot predict the outcome of these proceedings.
NEIL Insurance Settlement
San Onofre carries accidental property damage and carried accidental outage insurance issued by Nuclear Electric Insurance Limited ("NEIL"). Through August 30, 2014, the San Onofre owners had submitted approximately $433 million in claims (SCE's share of which is approximately $339 million) under the accidental outage insurance. The accidental outage insurance at San Onofre has been canceled prospectively as a result of the permanent retirement.
In October 2015, San Onofre owners reached an agreement with NEIL to resolve all insurance claims arising out of the failures of the San Onofre replacement steam generators for a total payment by NEIL of $400 million (SCE's share of which is approximately $313 million). According to the terms of the San Onofre OII Settlement Agreement, the settlement proceeds will be applied to reimburse the costs of pursuing the recovery and then allocated 95% to customers and 5% to SCE. SCE will record the recoveries from NEIL during the fourth quarter of 2015. SCE customers' portion of amounts recovered from NEIL would be distributed to SCE customers via a credit to SCE's ERRA account.
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
NRC Proceedings
In July 2015, the NRC issued a final decision regarding SCE's compliance with the license amendment regulatory process related to the RSGs, finding the issue to be moot, given the permanent cessation of operation of San Onofre. In March 2015, the NRC issued a lessons learned report in which it restated earlier NRC inspection findings that SCE properly concluded that the replacement steam generators at San Onofre did not require a formal license amendment prior to installation using a common NRC process for replacement components.
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
Long Beach Service Interruptions
In July 2015, SCE's customers who are served via the network portion of SCE's electric system in Long Beach, California experienced service interruptions due to multiple underground vault fires and underground cable failures. No personal injuries have been reported in connection with these events. SCE instituted an internal investigation and commissioned an external investigation of these events and their causes. These events and their causes are also being investigated by the CPUC's SED. SCE is unable to estimate a possible loss or range of loss associated with any penalties that may be imposed by the CPUC related to this matter. Subject to applicable deductibles, SCE is generally insured against customer claims arising from these service interruptions.
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

At September 30, 2015, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $137 million, including $82 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $4 million. Of the $140 million total environmental remediation liability for SCE, $135 million has been recorded as a regulatory asset. SCE expects to recover $50 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $84 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $163 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $24 million. Costs incurred for the nine months ended September 30, 2015 and 2014 were $5 million and $3 million, respectively.
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
Note 12.    Preferred and Preference Stock of Utility
During the third quarter of 2015, SCE issued 130,004 shares of 5.375% Series J preference stock (cumulative, $2,500 liquidation value) to SCE Trust IV, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series J preference stock may be redeemed at par, in whole, but not in part, at any time prior to September 15, 2025 if certain changes in tax or investment company laws occur. After September 15, 2025, SCE may redeem the Series J shares at par, in whole or in part and distributions will accrue and be payable at a floating rate. The shares are not subject to mandatory redemption. The proceeds were used to redeem $325 million of the Company's Series A preference stock and for general corporate purposes.
Note 13.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Beginning balance	$(56)	$(13)	$(58)	$(13)
Pension and PBOP – net income (loss):
Other comprehensive loss before reclassifications	—	(12)	(4)	(17)
Reclassified from accumulated other comprehensive loss[1]	2	3	8	6
Other	(1)	(1)	(1)	1
Change	1	(10)	3	(10)
Ending Balance	$(55)	$(23)	$(55)	$(23)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Beginning balance	$(26)	$(8)	$(28)	$(11)
Pension and PBOP – net income (loss):
Other comprehensive loss before reclassifications	—	—	(1)	—
Reclassified from accumulated other comprehensive loss[1]	1	1	4	2
Other	—	(1)	—	1
Change	1	—	3	3
Ending Balance	$(25)	$(8)	$(25)	$(8)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.

Note 14.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2015	2014	2015	2014
SCE interest and other income:
Equity allowance for funds used during construction	$21	$17	$63	$45
Generator settlements	—	1	—	15
Increase in cash surrender value of life insurance policies and life insurance benefits	5	10	22	28
Interest income	1	1	4	6
Other	2	7	4	11
Total SCE interest and other income	29	36	93	105
Other income of Edison International Parent and Other	3	4	21	4
Total Edison International interest and other income	$32	$40	$114	$109
SCE other expenses:
Penalties	$1	$15	$1	$15
Civic, political and related activities and donations	8	8	21	22
Other	6	6	17	15
Total SCE other expenses	15	29	39	52
Other expense of Edison International Parent and Other	—	—	1	—
Total Edison International other expenses	$15	$29	$40	$52
SCE has participated in proceedings seeking recovery of refunds from sellers of electricity and natural gas who manipulated the electric and natural gas markets during the energy crisis in California in 2000 – 2001. SCE is authorized to refund to customers any refunds actually realized by SCE, net of litigation costs and amounts retained by SCE as a shareholder incentive pursuant to an established sharing arrangement. During the nine months ended September 30, 2014, FERC approved generator refund settlement agreements which resulted in total refunds to customers of $216 million of which $15 million is subject to the shareholder incentive.
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
In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement including setting the amount of the two installment payments. Edison International made an installment payment of $204 million on September 30, 2015 and will make the remaining $214 million payment in September 2016.
Income from discontinued operations, net of tax, was $43 million for the three- and nine-month periods in 2015 compared to a loss of $16 million and income of $146 million for the respective periods in 2014. The 2015 income was due to $27 million of income tax benefits from revised estimates of tax benefits based on filing of the 2014 tax returns in the third quarter of

2015 and $16 million in insurance recoveries ($28 million pre-tax) related to the EME bankruptcy. The 2014 loss and income were due to the completion of the Amended Plan of Reorganization, including transactions recorded in the first nine months of 2014 and other impacts of the EME Settlement. The nine months of 2014 also reflects a $22 million income tax loss from revised estimates of the tax impact of a tax deconsolidation of EME as originally contemplated prior to the EME Settlement.
Note 16.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2015	2014	2015	2014
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$434	$412	$409	$411
Tax payments, net	3	190	125	15
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$136	$116	$147	$126
Preferred and preference stock	—	4	—	4
Details of debt exchange:
Pollution-control bonds redeemed (2.875%)	$(203)	$—	$(203)	$—
Pollution-control bonds issued (1.875%)	203	—	203	—
Notes issued under EME Settlement Agreement	$—	$410	$—	$—
SCE's accrued capital expenditures at September 30, 2015 and 2014 were $403 million and $505 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
During 2015, an SCE power contract classified as a capital lease was amended, which resulted in a reduction in the lease obligation and asset by $147 million.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2015. Based on that evaluation, Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
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

There were no other changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

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
In February 2012, the California Department of Fish and Wildlife and the Central Valley Regional Water Quality control Board issued letters alleging that SCE had violated provisions of the Streambed Alteration Agreement and certain conditions of the federal Clean Water Act Certification, respectively. Both letters alleged that during the draining of Shaver Lake, SCE failed to prevent the discharge of sediment into an adjoining creek, causing the deaths of fish in the lake and creek. In October 2014, SCE received a pre-issuance draft of an Administrative Civil Liability Complaint from the Central Valley Regional Water Quality Control Board alleging violations of certain permit conditions relating to the Shaver Lake Dam Project. The Regional Water Quality Control Board is seeking $25 million in civil penalties for the violations. SCE disputes the allegations but is working with the parties to resolve the matter.
Dominguez Channel Oil Spill Complaint
In August 2015, SCE settled a criminal misdemeanor complaint filed by the L.A. City Attorney's office arising from a 2013 oil spill associated with the failure of an underground primary cable and ground rod located in close proximity to a pipeline controlled by a private pipeline management company. SCE agreed to pay approximately $25,000 for the City's investigative costs and to donate $100,000 to the National Fish and Wildlife Fund. The agreement with the City provides that the payments to be made by SCE shall not constitute a fine or penalty.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the third quarter of 2015.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	46,891	$58.96	—	—
August 1, 2015 to August 31, 2015	140,530	59.65	—	—
September 1, 2015 to September 30, 2015	166,690	59.37	—	—
Total	354,111	59.43	—	—

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

EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Southern California Edison Company, together with all Certificates of Determination of Preferences of all outstanding Preferred and Preference Stock

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2015, filed on October 27, 2015, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2015, filed on October 27, 2015, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Connie J. Erickson

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	October 27, 2015	Date:	October 27, 2015