Form 10-K
period 2015-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2016-02-23
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Edison International        Yes ☐ No ☑    Southern California Edison Company        Yes ☐ No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2015, the last business day of the most recently completed second fiscal quarter:
Edison International    Approximately $18.1 billion    Southern California Edison Company    Wholly owned by Edison International

Common Stock outstanding as of February 19, 2016:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares (wholly owned by Edison International)
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Proxy Statement relating to registrants' joint 2016 Annual Meeting of Shareholders have been incorporated by reference into the parts of this report where indicated.

i

This is a combined Form 10-K separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

Amended Plan of Reorganization	EME Chapter 11 Bankruptcy Plan of Reorganization as amended to incorporate the terms of the Settlement Agreement, dated February 19, 2014
AFUDC	allowance for funds used during construction
APS	Arizona Public Service Company, operator of Four Corners
ARO(s)	asset retirement obligation(s)
Bankruptcy Code	Chapter 11 of the United States Bankruptcy Code
Bankruptcy Court	United States Bankruptcy Court for the Northern District of Illinois, Eastern Division
Bcf	billion cubic feet
Bonus depreciation	Current federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
Competitive Businesses
businesses focused on providing energy services, including distributed generation and/or storage, to commercial and industrial customers; engaging in competitive transmission opportunities; and exploring distributed water treatment and recycling.

CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group and one of the Competitive Businesses
Edison Energy Group	Edison Energy Group, Inc., the holding company for the Competitive Businesses
EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
EMG	Edison Mission Group Inc., a wholly owned subsidiary of Edison International and the parent company of EME and Edison Capital
EPS	earnings per share
ERRA	energy resource recovery account
FERC	Federal Energy Regulatory Commission
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE held a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement to be filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting to be held on April 28, 2016
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc. and related companies
Moody's	Moody's Investors Service
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NEIL	Nuclear Electric Insurance Limited

v

NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates
OII	Order Instituting Investigation
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
QF(s)	qualifying facility(ies)
ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
San Onofre OII Settlement Agreement
Settlement Agreement by and among The Utility Reform Network, the CPUC's Office of Ratepayer Advocates, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014

SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
SoCalGas	Southern California Gas Company
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

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

•
possible customer bypass or departure due to technological advancements in the generation, storage, transmission, distribution and use of electricity, and supported by public policy, government regulations and incentives;

•
risks inherent in the construction of transmission and distribution infrastructure replacement and expansion projects, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, power curtailment costs (payments due under power contracts in the event there is insufficient transmission to enable acceptance of power delivery), and governmental approvals;

•
risks associated with the operation of transmission and distribution assets and power generating facilities including: public safety issues, failure, availability, efficiency, and output of equipment and availability and cost of spare parts;

•	risks associated with the retirement and decommissioning of nuclear generating facilities;

•	physical security of SCE's critical assets and personnel and the cyber security of SCE's critical information technology systems for grid control, and business and customer data;

•	ability of Edison International to develop its Competitive Businesses, manage new business risks, and recover and earn a return on its investment in newly developed or acquired businesses;

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the CAISO, WECC, NERC, and adjoining regions;

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

•	potential for penalties or disallowance for non-compliance with applicable laws and regulations;

•
cost and availability of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts; and

•	weather conditions and natural disasters.
See "Risk Factors" in this report for additional information on risks and uncertainties that could cause results to differ from those currently expected or that otherwise could impact Edison International, SCE or their subsidiaries.
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report. Readers are urged to read this entire report, including information incorporated by reference, and carefully consider the risk, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Additionally, Edison International and SCE provide direct links to SCE's regulatory filings with the CPUC and the FERC in open proceedings most important to investors at www.edisoninvestor.com (SCE Regulatory Highlights) so that such filings are available to all investors upon SCE filing with the relevant agency.
Except when otherwise stated, references to each of Edison International, SCE, EMG, Edison Energy Group, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated competitive subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is a public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses focused on providing energy services to commercial and industrial customers, including distributed resources, engaging in transmission opportunities, and exploring distributed water treatment and recycling (the "Competitive Businesses"). Such business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all of the information contained in this annual report relates to both filers.

(in millions)	2015	2014	2015 vs 2014 Change	2013
Net income (loss) attributable to Edison International
Continuing operations
SCE	$998	$1,453	$(455)	$900
Edison International Parent and Other	(13)	(26)	13	(21)
Discontinued operations	35	185	(150)	36
Edison International	1,020	1,612	(592)	915
Less: Non-core items
SCE
Write-down, impairment and other charges	(382)	(72)	(310)	(365)
NEIL insurance recoveries	12	—	12	—
Edison International Parent and Other
Gain on sale of Beaver Valley lease interest	—	—	—	7
Edison Capital sale of affordable housing portfolio	10	—	10	—
Income from allocation of losses to tax equity investor	9	2	7	—
Discontinued operations	35	185	(150)	36
Total non-core items	(316)	115	(431)	(322)
Core earnings (losses)
SCE	1,368	1,525	(157)	1,265
Edison International Parent and Other	(32)	(28)	(4)	(28)
Edison International	$1,336	$1,497	$(161)	$1,237
Edison International's earnings are prepared in accordance with GAAP used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations, income resulting from allocation of losses to tax equity investor under the HLBV accounting method and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets and other activities that are no longer continuing; write downs, asset impairments and other charges related to certain tax, regulatory or legal settlements or proceedings.
SCE's 2015 core earnings decreased $157 million for the year primarily from lower CPUC-related revenue which reflects the implementation of the 2015 CPUC General Rate Case decision partially offset by an increase in FERC-related revenue from rate base growth, lower operation and maintenance and earnings on funds used during construction.

In addition, income tax benefits were lower in 2015. During 2015, SCE recorded $100 million of income tax benefits from revisions to liabilities for uncertain tax positions for tax years 2010 through 2012. These benefits were partially offset by changes in estimated taxes related to net operating loss carrybacks, interest and state income taxes. During 2014, SCE recorded $133 million of income tax benefits from incremental repair deductions and $29 million of income tax benefits from revisions to liabilities for uncertain tax positions.
Consolidated non-core items for 2015 and 2014 for Edison International included:

•
Write-down of $382 million in 2015 of regulatory assets previously recorded for recovery of deferred income taxes from 2012 – 2014 incremental tax repair deductions. For further information, see "—Regulatory Proceedings—2015 General Rate Case."

•
Income of $20 million ($12 million after-tax) in 2015 related to shareholder's portion of NEIL insurance recoveries arising from the outage and shutdown of the San Onofre Units 2 and 3 generating stations and the recovery of legal costs. For further information, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—San Onofre Related Matters."

•
Income of $16 million ($10 million after-tax) in 2015 related to completion of the sale of Edison Capital's affordable housing investment portfolio which represents the exit from this business activity.

•
Impairment and other charges of $163 million ($72 million after-tax) in 2014 related to the San Onofre OII Settlement Agreement For further information, see "—Permanent Retirement of San Onofre and San Onofre OII Settlement" and "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Impairment of Long-Lived Assets."

•
Income of $9 million and $2 million for 2015 and 2014, respectively, related to losses allocated to tax equity investors under the HLBV accounting method. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies." Edison International reflected in core earnings the operating results of the solar rooftop projects and their related financings, including the priority returns to tax equity investors. The losses allocated to the tax equity investor under HLBV method results in income allocated to subsidiaries of Edison International, neither of which is due to the performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see the "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

•
Income from discontinued operations, net of tax, was $35 million for 2015 primarily due to income tax benefits (from revised estimates based on filing of the 2014 tax returns) and insurance recoveries. The 2014 income was related to the impact of completing the transactions called for in the EME Settlement Agreement and income tax benefits from resolution of uncertain tax positions and other impacts related to EME. See "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for further information.

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations, including a comparison of 2014 results to 2013.
Electricity Industry Trends
The electricity industry is undergoing change, including technological advancements such as customer-owned generation and energy storage that could alter the nature of energy generation and delivery. Recent trends in the electric industry include:

•	leveling of demand due to slower population growth, demand side management of energy and an increase in customer-owned generation;

•	public policy initiatives to reduce GHG emissions and encourage competition for the sale and delivery of electricity;

•	increased need for infrastructure replacement and grid development to accommodate new technologies; and

•
technological and financing innovation that facilitate conservation, distributed energy resources, such as customer-owned generation and energy storage, and changes in electricity generation, transmission and distribution.

SCE is investing in and strengthening its electric grid and driving operational and service excellence to improve system safety, reliability and service while controlling costs and rates.
The electric distribution grid is an important component of California's public policy goals to support a cleaner environment. These policy goals continue to advance as California moves forward in implementing Senate Bill 350. SB 350 requires retail sellers of electricity to procure 50% of their customers' electricity requirements from renewable resources by 2030.
California policy goals also promote an increase in electric vehicle usage and investment in charging infrastructure. These goals may create opportunities for the electric grid to enable GHG emission reductions by providing the supporting infrastructure to increase adoption of customer-owned generation, electric storage, and electric vehicles but they may increase customer rates and add technical complexity and risk to the safe and reliable operation of the electric grid.
In 2015, SCE filed a Distribution Resources Plan (“DRP”) with the CPUC as part of the CPUC's initiative to address, among other issues, the increased penetration of customer-owned generation and other distributed energy resources, such as rooftop solar. For more information, see "—Capital Program—Distribution Grid Development—Distribution Resources Plan" below.
Edison International is also investing in Competitive Businesses. These include small, targeted investments in energy service companies that utilize technologies and access markets to capitalize on the changes in the electric industry. Current areas of focus are providing energy services to commercial and industrial customers, including distributed resources, engaging in competitive transmission opportunities, and exploring distributed water treatment and recycling.
Capital Program
SCE forecasts capital expenditures for 2016 – 2017 in the range of $8.0 billion to $8.3 billion. The forecast includes the level of spending authorized in the 2015 GRC decision. The low end of the range reflects a 3% reduction from forecasted levels for FERC projects using management judgment based on historical experience. Total capital expenditures (including accruals), were $3.9 billion in 2015 and $4.0 billion in 2014. SCE's year-end rate base (excluding San Onofre) was $24.6 billion at December 31, 2015 compared to $23.3 billion at December 31, 2014.
SCE's 2015 actual capital expenditures (including accruals) and the 2016 – 2017 forecast for major capital expenditures are set forth in the table below:

(in millions)	2015 Actual	2016	2017	2016 – 2017 Total
Transmission	$613	$704	$1,195	$1,899
Distribution	3,028	3,113	2,831	5,944
Generation	226	250	173	423
Total estimated capital expenditures	$3,867	$4,067	$4,199	$8,266
Total estimated capital expenditures for 2016 – 2017 (using the range discussed above)		$3,980	$4,059	$8,039
Capital expenditures for projects under CPUC jurisdiction are recovered through the authorized revenue requirement in SCE's GRCs or through other CPUC-authorized mechanisms. Recovery for 2016 – 2017 planned expenditures for projects under FERC jurisdiction will be pursued through FERC-authorized mechanisms. SCE is scheduled to file its 2018 GRC application in September 2016, which will include a capital expenditures forecast for 2018 – 2020.
The completion of projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, community requests or protests, weather and other unforeseen conditions.

At December 31, 2015, SCE’s rate base authorized in the 2015 GRC and recorded rate base for FERC jurisdictional assets determined in accordance with SCE’s FERC formula rate are summarized as follows:

(in millions)	Authorized Rate Base
Authorized CPUC rate base from 2015 GRC[1]	$17,552
Legacy meters	147
Additional rate base from Pole Loading and Deteriorated Poles Balancing Account[2]	329
Reduction in rate base from extension of bonus depreciation	(12)
Subtotal – CPUC rate base	$18,016
FERC rate base[2]	5,307
Total rate base	$23,323

[1]	Excludes rate base adjustment of $324 million. See "—Regulatory Proceedings—2015 General Rate Case" for further discussion.

[2]	Includes $13 million and $6 million reduction from extension of bonus depreciation for pole loading and FERC, respectively.
SCE’s forecasted rate base for 2016 and 2017 is as follows:

(in millions)	2016	2017
Based on total estimated capital expenditures[1]	$25,131	$26,810
Based on total estimated capital expenditures for 2016 – 2017 (using the range discussed above)	25,045	26,583

[1]	Refer to footnote 1 in previous table.
The forecasted rate base for 2016 and 2017 includes the net impact of extension of bonus depreciation, which reduces average rate base by $298 million and $701 million, respectively.
Distribution Grid Development
Distribution Resources Plan
On July 1, 2015, SCE filed its DRP with the CPUC. The filing was made as part of a CPUC proceeding that was initiated to support California's GHG reduction targets, modernize the electric distribution system to accommodate two-way flows of energy associated with distributed energy resources, such as rooftop solar, and facilitate customer choice of new technologies and services that reduce emissions and improve resilience. SCE’s DRP included an indicative forecast of capital investment in distribution automation, substation automation, communications systems, technology platforms and applications, and grid reinforcement. Subject to future CPUC guidance, SCE anticipates integrating authorization for revenue to support DRP operation and maintenance and capital spending into future general rate cases, beginning with its 2018 – 2020 GRC. Capital investments for 2016 – 2017 may be updated or revised based on developments and guidance received from the CPUC as a part of the GRC, DRP rule making, technology availability, pace of distributed energy resource adoption, and other factors.
Charge Ready Program
In January 2016, the CPUC approved SCE's $22 million Charge Ready pilot program, which will allow SCE to install infrastructure supporting approximately 1,500 electric vehicle charging stations, provide rebates to offset the cost of qualified customer-owned charging stations, and implement a supporting market education effort. SCE will work with cities, employers, apartment owners, charging equipment manufacturers and others to deploy qualified charging stations at locations where cars may be parked for four hours or more. Under the pilot program, SCE will build, own and maintain the electric infrastructure needed to serve the qualified charging stations at participating customer locations. Participating customers will install, own, maintain, and operate the charging stations. The results of this pilot will help shape Phase 2 of the program, which was proposed to cost an additional $333 million over four years. SCE will file an application to obtain CPUC approval for Phase 2 after at least one year and 1,000 charging stations have been deployed.

Edison International Dividend Policy
In December 2015, Edison International declared a 15% increase to the annual dividend rate from $1.67 per share to $1.92 per share. Edison International plans to increase its dividends to common shareholders at a higher than industry average growth rate within its target payout ratio of 45% to 55% of SCE earnings in steps over time.
Regulatory Proceedings
2015 General Rate Case
On November 5, 2015, the CPUC approved a final decision in SCE's 2015 GRC. The decision authorized a revenue requirement of $5.182 billion for 2015. The final decision authorized a ratemaking methodology that escalates capital additions by 2% for both 2016 and 2017 and allows operation and maintenance expense to be escalated for 2016 and 2017 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology adopted in the decision results in a revenue requirement of $5.391 billion for 2016 and $5.663 billion for 2017. The final decision was retroactive to January 1, 2015 and includes provisions related to tax repair deductions and for revenue adjustments discussed below.
Tax Repair Deductions and Memorandum Account
Certain capital expenditures qualify as repairs for income tax purposes and are currently deductible. In each GRC, SCE forecasts its federal and state taxes, including expected deductions for tax repairs ("tax repair deductions"). Income tax benefits from tax repair deductions are flowed through to customers in establishing the authorized revenue requirement. The effect of flow-through treatment of income taxes is to lower current customer rates but increase future customer rates for recovery of deferred income taxes. Actual tax repair deductions exceeded forecasted tax repair deductions during 2012 – 2014. As part of the final decision in SCE's 2015 GRC, the CPUC adopted a rate base offset to reduce authorized revenue in 2015 and future rate cases for income tax benefits related to 2012 – 2014 tax repair deductions which were in excess of forecast and did not flow-through to customers. The final decision included $324 million of rate base offset to SCE’s CPUC jurisdictional rate base and directed the amount to be amortized over 27 years on a straight line basis.
Previously, SCE recognized earnings and a regulatory asset of $382 million for deferred income taxes related to 2012 – 2014 tax repair deductions. As a result of the CPUC’s rate base offset, SCE wrote down this regulatory asset in full. The after-tax charge was reflected in "Income tax expense" on the consolidated statements of income. The amount of tax repair deductions the CPUC used to establish the rate base offset was based on SCE’s forecast of 2012 – 2014 tax repair deductions from the Notice of Intent filed in the 2015 GRC. The amount of tax repair deductions included in the Notice of Intent was less than the actual tax repair deductions SCE reported on its 2012 through 2014 income tax returns. In February 2016, SCE made an advice filing with the CPUC to reduce SCE’s Base Revenue Requirement Balancing Account by $234 million during 2016 through 2020 subject to the outcome of audits that may be conducted by tax authorities. SCE does not expect to record a gain or loss from this advice filing. The advice filing is subject to review and revision by the CPUC.
The 2015 GRC also established a tax accounting memorandum account (referred to as “TAMA”), which provides that additional 2015 – 2017 tax benefits or costs associated with the following events be tracked: (1) tax accounting method changes, (2) changes in tax laws and regulations impacting depreciation or tax repair deductions, (3) forecasted and actual differences in tax repair deductions, and (4) the impact, if any, of a private letter ruling related to compliance with normalization regulations of the IRS. As a result of this memorandum account together with the balancing account discussed below, any differences between the forecasted tax repair deductions and actual tax repair deductions for 2015 – 2017 will be adjusted annually through customer rates. Tax repair deductions during 2015 exceeded the amounts forecasted in the 2015 GRC. As a result, SCE recorded a regulatory liability of $212 million at December 31, 2015, for refunds to customers.

Pole Loading and Deteriorated Poles Balancing Account (“PLDPBA”)
The 2015 GRC established a balancing account for pole loading and deteriorated poles for 2015 – 2017. As a result of the balancing account, authorized GRC revenue for operation and maintenance expenses for the pole loading program and capital revenue requirement for both pole loading and deteriorated poles programs will be adjusted to recorded amounts subject to a maximum amount for the years 2016 and 2017 in the aggregate. SCE is authorized to recover the revenue requirement associated with up to 115% of the authorized spending (operation and maintenance expenses and capital expenditures) during 2016 and 2017 for the pole loading and deteriorated poles programs (there was no maximum amount applicable to 2015 or prior years). SCE would not be entitled to the capital revenues requirement for capital expenditures in excess of the maximum amounts.
Under PLDPBA, SCE earns a return on the rate base applicable to the pole loading and deteriorated pole programs. The rate base for these programs averaged $625 million during 2015, which exceeded the baseline included in the 2015 GRC of $296 million. As a result, SCE recorded additional income during 2015 of $26 million through the PLDPBA. This account also reflects the impact from the difference between recorded and authorized operation and maintenance expenses and repair and cost of removal tax deductions related to these programs. The regulatory liability recorded for refunds to customers under PLDPBA was $36 million at December 31, 2015.
Cost of Capital
On November 25, 2015, the Executive Director of the CPUC granted the joint request submitted by SCE, PG&E, SDG&E, and SoCalGas (collectively, the "Joint Investor-Owned Utilities") for a one-year extension of the due date for the Joint Investor-Owned Utilities to file their next cost of capital applications. As extended, the Joint Investor-Owned Utilities must file their next cost of capital applications by April 20, 2017 instead of April 20, 2016. SCE's authorized rate of return and capital structure for CPUC-related activities will remain unchanged through December 31, 2017.
The Executive Director noted that, in order to effectuate the Joint Investor-Owned Utilities' agreement that their cost of capital would not be adjusted for 2017, they would need to submit a petition to the CPUC requesting that it modify its existing decision establishing the automatic adjustment mechanism. The Joint Investor-Owned Utilities submitted their petition in December 2015. On February 12, 2016, the CPUC issued a proposed decision approving the Joint Investor-Owned Utilities' petition. A final decision is expected by the end of February 2016.
Energy Efficiency Incentive Mechanism
In 2015, the CPUC awarded SCE incentives of $29 million for the 2011 – 2014 energy efficiency program years.
In September 2015, the CPUC granted TURN and ORA petitions and requests for rehearing of prior CPUC decisions related to $74.5 million of incentive awards that SCE received for savings achieved by its 2006 – 2008 energy efficiency programs. The TURN and ORA petitions allege that ex parte communications between PG&E and the former president of the CPUC, which were disclosed in an October 2014 report filed by PG&E, taint the entire 2010 energy efficiency decision and that the decision should be vacated. SCE disputes the assertion that SCE should be at risk to repay previously awarded incentives. SCE cannot predict the outcome of these petitions.
FERC Formula Rates
In December 2015, SCE filed its 2016 annual update with the FERC with the rates effective from January 1, 2016 to December 31, 2016. The update provided support for an increase in SCE's transmission revenue requirement of $182 million or 20% over amounts currently authorized in rates. The increase is mainly due to the completion of several major transmission projects in 2014 and refunds from prior periods.
Permanent Retirement of San Onofre and San Onofre OII Settlement
In November 2014, the CPUC approved the San Onofre OII Settlement Agreement that SCE had entered into with TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. The San Onofre OII Settlement Agreement resolved the CPUC's investigation regarding the Steam Generator Replacement Project at San Onofre and the related outages and subsequent shutdown of San Onofre. The San Onofre OII Settlement Agreement does not affect proceedings related to recoveries from third parties, but does describe how shareholders and customers will share any recoveries. For further discussion of third-party recoveries, including claims against MHI, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters."

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
Also in April 2015, the Alliance for Nuclear Responsibility ("A4NR") filed a petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement based on SCE's alleged failures to disclose communications between SCE and CPUC decision-makers pertaining to issues in the San Onofre OII. The petition seeks the reversal of the decision approving the San Onofre OII Settlement Agreement and reopening of the OII proceeding. Subsequently, TURN and ORA filed responses supporting A4NR's petition to reopen the San Onofre OII proceeding. In August 2015, ORA filed its own petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement seeking to set aside the settlement and reopen the San Onofre OII proceeding. SCE and SDG&E responded to this petition in September 2015. Both petitions remain pending before the CPUC.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its Chief Executive Officer and Chief Financial Officer and was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015.
Subsequently and also in July 2015, a federal shareholder derivative lawsuit was filed against members of the Edison International Board of Directors for breach of fiduciary duty and other claims. The federal derivative lawsuit is based on similar allegations to the federal class action securities lawsuit and seeks monetary damages, including punitive damages, and various corporate governance reforms. An additional federal shareholder derivative lawsuit making essentially the same allegations was filed in August and was subsequently consolidated with the July 2015 federal derivative lawsuit.
In October 2015, a shareholder derivative lawsuit was filed in California state court against members of the Edison International Board of Directors for breach of fiduciary duty and other claims, making similar allegations to those in the federal derivative lawsuits discussed above.
In November 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its Chief Executive Officer and Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act ("ERISA"). The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII.
SCE has produced documents and is otherwise cooperating with criminal investigations being conducted by the California Attorney General and the U.S. Department of Justice. While the full scope of the investigations is not known to SCE, SCE's document production and cooperation have included information relating to the settlement of the San Onofre OII and interactions between SCE executives and CPUC decision-makers.
Edison International and SCE cannot predict the outcome of these proceedings.
Ex Parte Communications
In February 2015, SCE filed in the San Onofre OII proceeding a Late-Filed Notice of Ex Parte Communication regarding a meeting in March 2013 between an SCE senior executive and the president of the CPUC, both of whom have since retired from their respective positions. In August 2015, the OII Administrative Law Judge issued a ruling that nine additional communications should have been reported in addition to a March 2013 communication that SCE had reported in February 2015. In December 2015, the CPUC issued a final decision that imposed a penalty of $16.74 million in connection with eight communications that the decision finds should have been reported and two violations of a CPUC ethical rule.

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

Revenue Impact of 2015 GRC Decision
As indicated in the table below, revenue in the 2015 GRC decision is lower than the amount authorized in 2014 due to lower operation and maintenance costs and income taxes. Accordingly, SCE will refund $451 million to customers beginning in January 2016.
The following table summarizes the 2015 GRC decision compared to the amounts of revenue currently authorized:

(in millions)	2014 Authorized Revenue	Exclude San Onofre Authorized Revenue	2014 Authorized Revenue less San Onofre	2015 GRC Final Decision Authorized Revenue	(Decrease) Increase
Authorized revenue	$6,149	$(516)	$5,633	$5,182	$(451)
Cost of service:
Operation and maintenance	2,354	(352)	2,002	1,837	(165)	[1]
Depreciation	1,587	(91)	1,496	1,532	36
Property and payroll taxes	273	(13)	260	246	(14)
Income taxes	494	(13)	481	197	(284)	[2]
Authorized return	1,441	(47)	1,394	1,370	(24)
	$6,149	$(516)	$5,633	$5,182	$(451)
1     Authorized revenue for operation and maintenance costs decreased due to:

•
$72 million reduction in cost-recovery activities, which does not impact earnings, primarily for pension, postretirement benefits other than pensions (PBOP), medical and results sharing costs. These cost-recovery activities are recorded through balancing accounts, which allow for recovery of these specific projects or program costs, subject to reasonableness review.

•
$93 million reduction for utility earning activities primarily from SCE's initiatives to improve operational efficiency which has resulted in lower forecasted operation and maintenance costs than included in the 2014 authorized amounts.

[2]
Authorized revenue for income taxes decreased due to flow-through items for income tax benefits – primarily repair and cost of removal deductions (see "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a discussion on flow-through regulatory accounting). Forecasted flow-through items increased in the 2015 GRC from the amounts reflected in 2014 authorized revenue which is reflected as lower revenue requirement.

The following table is a summary of SCE's results of operations for the periods indicated.

	2015			2014			2013
(in millions)	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost-Recovery Activities	Total Consolidated	Utility Earning Activities	Utility Cost- Recovery Activities	Total Consolidated
Operating revenue	$6,305	$5,180	$11,485	$6,831	$6,549	$13,380	$6,602	$5,960	$12,562
Purchased power and fuel	—	4,266	4,266	—	5,593	5,593	—	4,891	4,891
Operation and maintenance	1,977	913	2,890	2,106	951	3,057	2,348	1,068	3,416
Depreciation, decommissioning and amortization	1,915	—	1,915	1,720	—	1,720	1,622	—	1,622
Property and other taxes	334	—	334	318	—	318	307	—	307
Impairment and other charges	—	—	—	163	—	163	575	—	575
Total operating expenses	4,226	5,179	9,405	4,307	6,544	10,851	4,852	5,959	10,811
Operating income	2,079	1	2,080	2,524	5	2,529	1,750	1	1,751
Interest expense	(525)	(1)	(526)	(528)	(5)	(533)	(519)	(1)	(520)
Other income and expenses	64	—	64	43	—	43	48	—	48
Income before income taxes	1,618	—	1,618	2,039	—	2,039	1,279	—	1,279
Income tax expense	507	—	507	474	—	474	279	—	279
Net income	1,111	—	1,111	1,565	—	1,565	1,000	—	1,000
Preferred and preference stock dividend requirements	113	—	113	112	—	112	100	—	100
Net income available for common stock	$998	$—	$998	$1,453	$—	$1,453	$900	$—	$900
Core earnings[1]			1,368			1,525			$1,265
Non-core earnings
Impairment and other charges			(382)			(72)			(365)
NEIL insurance recoveries			12			—			—
Total SCE GAAP earnings			$998			$1,453			$900

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Utility Earning Activities
2015 vs 2014
Utility earning activities were primarily affected by the following:

•	Lower operating revenue of $526 million is primarily due to:

•
A decrease in authorized CPUC revenue of $379 million (excludes amounts classified as cost-recovery activities). The decrease in revenue is primarily due to lower authorized revenue for operation and maintenance expenses and for flow-through items for income tax benefits related to repair and cost of removal deductions.

•
A decrease in revenue from approximately $300 million of tax benefits in excess of amounts authorized in the 2015 GRC and recognized through the TAMA and the pole loading balancing account (offset in income tax benefits discussed below). In addition, SCE recorded $39 million ($26 million after-tax) of incremental return on the pole loading rate base recorded through this balancing account.

•	An increase in FERC-related revenue of $83 million primarily related to rate base growth and higher operating costs.

•
An increase in San Onofre-related revenue of $40 million due to the implementation of the San Onofre OII Settlement Agreement. Revenue for San Onofre for 2015 primarily related to recovery of amortization of the regulatory asset and authorized return as provided by the San Onofre Settlement Agreement compared to revenue in 2014 related to recovery of San Onofre's cost of service.

•	Energy efficiency incentive awards were $29 million in 2015 compared to $22 million in 2014.

•
SCE's portion of NEIL insurance and legal cost recoveries of approximately $20 million in 2015 (See "Notes to the Consolidated Financial Statements—Note 11. Commitments and Contingencies—San Onofre Related Matters" for further information on the agreement with NEIL).

•
Higher revenue in 2014 from approval by the CPUC of a $30 million increase in the 2012-2014 authorized revenue requirement related to deferred income taxes and from $15 million of generator settlements. See “Notes to the Consolidated Financial Statements—Note 10. Regulatory Assets and Liabilities—Regulatory Balancing Accounts.”

•	Lower operation and maintenance expense of $129 million primarily due to:

•
Lower San Onofre-related expense of $93 million. During 2014, San Onofre-related expenses were recorded as operation and maintenance expenses. During 2015, the CPUC authorized SCE reimbursement of 2014 costs from the nuclear decommissioning trusts with such reimbursement subsequently refunded to customers. During 2015, decommissioning expenses were reimbursed from the nuclear decommissioning trust and, therefore, did not result in operation and maintenance expenses.

•	A decrease of $77 million primarily related to transmission and distribution, legal, and customer service costs partially offset by higher outside service costs in 2015.

•	Higher severance costs related to workforce reduction efforts ($26 million in 2015 and $2 million in 2014).

•	In 2015, SCE incurred a penalty of $16.74 million related to ex parte communications (See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies" for further information).

•
Higher depreciation, decommissioning and amortization expense of $195 million primarily due to San Onofre-related expense of $134 million in 2015 related to the amortization of the regulatory asset and a $61 million increase in depreciation primarily related to transmission and distribution investments.

•	Higher property and other taxes of $16 million primarily due to an increase in assessed property values in 2015.

•	Impairment and other charges of $163 million ($72 million after-tax) in 2014 related to the San Onofre OII Settlement Agreement, as discussed below.

•
Higher other income and expenses of $21 million primarily due to higher AFUDC equity income related to a higher rate and higher construction work in progress balances in 2015 and a $15 million penalty recorded in 2014 resulting from the San Bernardino and San Gabriel settlements. These increases were offset by $10 million of lower insurance benefits in 2015 and a $7 million sales tax refund related to San Onofre received in 2014. See "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for further information.

•	Higher income taxes of $33 million primarily due to the following:

•
Write-down of $382 million in 2015 of regulatory assets previously recorded for recovery of deferred income taxes from 2012 – 2014 incremental tax repair deductions. For further information, see "Management Overview—Regulatory Proceedings—2015 General Rate Case."

•
An increase in income tax benefits in 2015 primarily related to $263 million (after-tax) of repair deductions (offset in operating revenue above) for TAMA and pole loading balancing account partially offset by lower tax benefits on other property-related items in 2015.

•
A change in liabilities related to uncertain tax positions related to repair deductions, which resulted in income tax benefits of $100 million and $29 million during the second quarters of 2015 and 2014, respectively. See "—Income Taxes" below for more information.

•	Lower pre-tax income in 2015, as discussed above, partially offset by the impact of the San Onofre OII Settlement Agreement.

2014 vs 2013
Utility earning activities were primarily affected by the following:

•	Higher operating revenue of $229 million due to:

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

•
A decrease in severance costs of $34 million (excluding San Onofre). In 2014 and 2013, SCE commenced multiple efforts to reduce its workforce in order to reflect SCE's strategic direction to optimize its cost structure, moderate customer rate increases and align its cost structure with its peers. Severance costs related to workforce reductions (excluding severance related to the permanent retirement of San Onofre Units 2 and 3 recovered in the San Onofre OII Settlement Agreement) were $4 million in 2014 and $38 million in 2013 (See "Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans—Workforce Reductions"). SCE is continuing its efforts to improve operational efficiency. These efforts may lead to additional severance or other charges which cannot be estimated at this time.

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

[3]
Includes property and sales tax refunds of $5 million and $7 million related to replacement steam generators for the year ended December 31, 2014. The sales tax refund is included in "Interest and other income" on the consolidated statements of income.

[4]
During the fourth quarter of 2014, SCE revised its estimated impact of the San Onofre OII Settlement by $68 million ($24 million after-tax) consistent with advice filing for reimbursement of recorded costs.

[5]	Includes severance costs of $63 million for the year ended December 31, 2013.
Utility Cost-Recovery Activities
2015 vs 2014
Utility cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel of $1.3 billion primarily driven by lower power and gas prices, the NEIL insurance recoveries and the CAISO generation surcharge of $83 million in 2014 (as discussed below). These decreases were partially offset by higher realized losses on economic hedging activities ($148 million in 2015 compared to $57 million in 2014). Fuel costs were $176 million in 2015 and $256 million in 2014.

During 2014, the CAISO issued invoices implementing a FERC order which revised FERC tariffs for costs associated with scheduling coordinator activities. The impact of implementing the order and revised invoices resulted in a transmission refund of $106 million reflected in operation and maintenance expense and a generation surcharge of $83 million reflected in purchased power expense. These transactions did not impact earnings as the net refund was provided to customers through a FERC balancing account mechanism.

•
Lower operation and maintenance expense of $38 million primarily due to lower spending on various public purpose programs, lower pension and benefit expenses and a decrease in transmission access charges, partially offset by the 2014 CAISO refund of $106 million as discussed above.

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

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $12.2 billion for both 2015 and 2014 and $11.6 billion for 2013.
The 2015 revenue reflects:

•	An increase of $160 million primarily due to the implementations of the 2014 ERRA rate increase in June 2014 and the San Onofre-related rate adjustment in January 2015.

•	A sales volume decrease of $169 million due to lower load requirements related to cooler weather experienced in 2015 compared to 2014.
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
Income Taxes
SCE’s income tax provision increased by $33 million in 2015 compared to 2014. The effective tax rates were 31.3% and 23.2% for 2015 and 2014, respectively. The effective tax rate increase in 2015 was primarily due to the $382 million write-down in 2015 of regulatory assets (discussed in "Management Overview—Regulatory Proceedings—2015 General Rate Case") and income tax benefits in 2014 related to the San Onofre OII Settlement Agreement, partially offset by higher income tax benefits related to tax repair deductions (as discussed above) and the change in liabilities related to uncertain tax positions.
SCE's income tax provision increased by $195 million in 2014 compared to 2013. The effective tax rates were 23.2% and 21.8% for 2014 and 2013, respectively. The effective tax rate increase in 2014 was primarily due to higher state income taxes.
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
Edison International Parent and Other
Results of operations for Edison International Parent and Other includes amounts from other subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Loss from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,
(in millions)	2015	2014	2013
Edison Energy Group and subsidiaries	$(6)	$(5)	$(3)
Edison Mission Group and subsidiaries	32	36	24
Corporate expenses and other[1]	(39)	(57)	(42)
Total Edison International Parent and Other	$(13)	$(26)	$(21)

[1]	Includes interest expense (pre-tax) of $31 million, $25 million and $23 million in 2015, 2014, and 2013, respectively.
The loss from continuing operations of Edison International Parent and Other decreased $13 million in 2015 compared to 2014 primarily due to:

•	A decrease in the loss of Corporate expenses and other primarily due to income tax benefits and lower corporate expenses during 2015.

•
In December 2015, EMG's subsidiary, Edison Capital, completed the sale of its remaining affordable housing investment portfolio which represents the exit of this business activity. Earnings from Edison Capital were $30 million and $34 million for 2015 and 2014, respectively.

•
An increase in losses of Edison Energy Group primarily due to higher operating expenses for 2015. The change was partially offset by an increase in income allocated to subsidiaries of Edison Energy Group under the HLBV accounting method that resulted in losses allocated to tax equity investors ($9 million and $2 million after-tax for 2015 and 2014, respectively). For further information, see "Management Overview—Highlights of Operating Results."

The loss from continuing operations of Edison International Parent and other increased $5 million in 2014 compared to 2013 primarily due to:

•	An increase in the loss of Corporate expenses and other primarily due to higher corporate expense.

•
An increase in income from EMG and subsidiaries of $12 million primarily due to higher income from affordable housing projects, including asset sales and income tax benefits. Earnings from Edison Capital were $34 million in 2014 and $24 million in 2013.

Income from Discontinued Operations (Net of Tax)
Income from discontinued operations, net of tax, was $35 million, $185 million and $36 million for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 income was primarily due to income tax benefits (from revised estimates based on filing of the 2014 tax returns) and insurance recoveries. The 2014 income was related to the impact of completing the transactions called for in the EME Settlement Agreement and income tax benefits from resolution of uncertain tax positions and other impacts related to EME. The 2013 income was from income tax benefits of $36 million from revised estimates of the tax impact of a tax deconsolidation of EME from Edison International as originally contemplated prior to the EME Settlement.

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
SCE expects to fund its 2016 obligations, capital expenditures and dividends through operating cash flows, tax benefits and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund cash requirements.
Bonus Depreciation
The Protecting Americans from Tax Hikes ("PATH") Act of 2015 extended 50% bonus depreciation for qualifying property retroactive to January 1, 2015 and through 2017 and provided for 40% bonus depreciation in 2018 and 30% in 2019. This extension is expected to provide a cash flow benefit in 2015 for SCE as additional bonus depreciation deductions will reduce tax liabilities.
Available Liquidity
At December 31, 2015, SCE had $2.58 billion available under its $2.75 billion credit facility. For further details see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets.
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At December 31, 2015, SCE's debt to total capitalization ratio was 0.44 to 1.
Capital Investment Plan – Major Transmission Projects
A summary of SCE's large transmission and substation projects during the next two years is presented below:

Project Name	Project Lifecycle Phase	Scheduled in Service Date	Direct Expenditures[1](in millions)	2016 – 2017 Forecast (in millions)
Tehachapi 4-11	In construction	2016 – 2017	$2,479	$278
West of Devers	In licensing	2021	1,075	308
Mesa Substation	In licensing	2020	608	234

[1]
Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecasted for 2016 – 2017.

Tehachapi
The Tehachapi Project consists of new and upgraded electric transmission lines and substations between eastern Kern County and San Bernardino County and was undertaken to bring renewable resources in Kern County to energy consumers in the Los Angeles basin and the California energy grid. The project consists of eleven segments. Segments 1-3 were placed in service beginning in 2009 through 2013. Portions of segments 4-11 were placed in service in 2013 with the remaining portions expected to be in service in 2016 and 2017.
The maximum cost estimate used by the CPUC to determine public need for segments 4-11 was established in 2009 at $1.5 billion in 2009 dollars, which was lower than SCE’s requested cost estimate of $1.7 billion (cost estimates made in Tehachapi regulatory filings are in constant dollars in the year of the filing and include direct expenditures and corporate overhead costs). Subsequently, the estimated costs of the project increased due to a number of factors, including engineering scope/design changes, licensing delays, added environmental mitigation and compliance costs, and added construction costs. In addition, the CPUC ordered SCE to underground a 3.5-mile portion of the line that traverses Chino Hills; setting a maximum cost estimate in 2013 of $224 million for the underground portion. The cost estimate that SCE had proposed in 2013 for the underground portion of the Tehachapi Project was $372 million. Separately, during 2013, the CPUC ordered

SCE to implement FAA-related scope changes, such as aviation marking and lighting. Including the underground portion of the line, the CPUC has acknowledged a cost estimate to determine public need in 2013 of as much as $2.2 billion to $2.3 billion. SCE has not yet filed a petition for modification with the CPUC for the current 2015 cost estimate of approximately $2.75 billion. Opposition in other communities affected by the project could potentially cause further delays and additional costs. Cost recovery for the project is subject to FERC review and approval.
West of Devers
The West of Devers Project upgrades SCE's existing West of Devers transmission line system by replacing a portion of the existing 220 kV transmission lines and associated structures with higher-capacity transmission lines and structures. The West of Devers Project is intended to facilitate the delivery of electricity produced by new electric generation resources that are being developed or planned in eastern Riverside County. The CPUC has issued a final environmental impact report that identifies an alternate project with a modified scope as an environmentally superior alternative, however a determination of the scope of the project has not yet been finalized. If the CPUC ultimately adopts and approves the alternate project identified in the environmental impact report, the schedule for commencing and completing the project will be delayed by as much as two years. Morongo Transmission LLC holds an option to invest up to $400 million or half of the estimated cost of the project at the commercial operation date in exchange for a 30-year lease right in the transfer capability of the project. If Morongo Transmission LLC exercises its option, SCE’s rate base for this project would exclude the amount funded by Morongo Transmission LLC.
Mesa Substation
The Mesa Substation Project consists of demolishing the existing 220 kV Mesa Substation and constructing a new 500 kV substation. The Mesa 500 kV Substation project would address reliability concerns by providing additional transmission import capability, allowing greater flexibility in the siting of new generation, and reducing the total amount of new generation required to meet local reliability needs in the Western Los Angeles Basin area. SCE has filed its permit to construct the project with the CPUC and the project is included in the current 2016 – 2017 capital investment plan. SCE expects approval on the permit to construct by the fourth quarter of 2016.
Decommissioning of San Onofre
The decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. The decommissioning process is expected to take many years. In June 2013, SCE began the initial activity phase of radiological decommissioning by filing with the NRC a certification of permanent cessation of power operations at San Onofre. Notifications of permanent removal of fuel from the reactor vessels were provided in June and July 2013 for Units 3 and 2, respectively. In August 2015, the NRC accepted SCE's Post-Shutdown Decommissioning Activities Report ("PSDAR"), approved SCE's Irradiated Fuel Management Plan and found SCE's Decommissioning Cost Estimate for San Onofre, Units 2 and 3 to be reasonable. SCE is currently permitted to start major radiological decommissioning activities pursuant to NRC regulations, provided SCE obtains all necessary environmental permits for decommissioning. During the second quarter of 2014, SCE updated its decommissioning cost estimate based on a site specific assessment. The decommissioning cost estimate in 2014 dollars is $4.4 billion (SCE share is $3.3 billion) and includes costs from June 7, 2013 through to the respective completion dates to decommission San Onofre Units 2 and 3 estimated to be in 2052. The decommissioning cost estimate is subject to a number of uncertainties including the cost of disposal of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government may remove spent fuel canisters from the San Onofre site, as to which there can be no assurance. The cost estimate is subject to change and such changes may be material. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Asset Retirement Obligation."
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.9 billion as of December 31, 2015. If the decommissioning cost estimate and assumptions regarding trust performance do not change, SCE believes that future contributions to the trust funds will not be necessary.
The CPUC will conduct a reasonableness review for 2014 costs and years going forward. On July 23, 2015, the CPUC approved SCE's request for access to the nuclear decommissioning trusts for reimbursement of 2013 and 2014 Units 2 and 3 decommissioning costs. Under the San Onofre OII Settlement Agreement, any recoveries from the nuclear decommissioning trusts of 2013 and 2014 decommissioning costs funded through GRC revenue must be refunded to customers. In 2015, SCE received $329 million of decommissioning funds and refunded this amount back to customers primarily through ERRA.

In 2015, SCE funded decommissioning costs (recorded as a reduction of SCE's asset retirement obligation) until the CPUC approved SCE's request to access the trust funds for 2015 costs in November 2015. SCE's share of the decommissioning costs recorded during 2015 were $216 million and are subject to reasonableness review by the CPUC.
SCE Dividends
SCE made $758 million and $378 million in dividend payments to its parent, Edison International, in 2015 and 2014, respectively. The 2015 increase was due in part to a payment of $147 million in 2015 for outstanding dividends at the end of 2014. Future dividend amounts and timing of distributions are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividend Restrictions" for discussion of dividend restrictions.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at December 31, 2015, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of December 31, 2015.

(in millions)
Collateral posted as of December 31, 2015[1]	$173
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	31
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	30
Posted and potential collateral requirements	$234

[1]
Net collateral provided to counterparties and other brokers consisted of $15 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $31 million of cash reflected in "Other current assets" on the consolidated balance sheets and $127 million in letters of credit and surety bonds.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2015 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

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
As of December 31, 2015, SCE had regulatory balancing account net overcollections of $2.0 billion, primarily consisting of overcollections related to the base rate revenue account, energy resource recovery account, and public purpose-related and energy efficiency program costs. Overcollections related to the base rate revenue account are expected to decrease as refunds are provided to customers during 2016. Overcollections related to the energy resource recovery account are expected to decrease as a result of the implementation of an ERRA rate change, effective January 1, 2016. Overcollections related to public purpose-related programs are expected to decrease as costs are incurred to fund programs established by the CPUC. See "Notes to Consolidated Financial Statements—Note 10. Regulatory Assets and Liabilities" for further information.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses, make investments and pay dividends to common shareholders are dependent on dividends from SCE and access to bank and capital markets. At December 31, 2015, Edison International had $604 million available under its $1.25 billion credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Edison International may finance working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets. The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1 as defined in the credit agreement. The Edison International's consolidated debt to total capitalization ratio was 0.47 to 1 at December 31, 2015.
EME Settlement Agreement
In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement. Edison International made a payment of $204 million on September 30, 2015 and is scheduled to make a final payment of $214 million on September 30, 2016.
Edison International intends to make the remaining payment from realization of state tax benefits or issuance of commercial paper or other borrowings. Edison International has $1.0 billion of net operating loss and tax credit carryforwards at December 31, 2015 retained by EME which are available to offset future consolidated taxable income or tax liabilities. In December 2015, the PATH Act of 2015 extended 50% bonus depreciation for qualifying property retroactive to January 1, 2015 and through 2017 and provided for 40% bonus depreciation in 2018 and 30% in 2019. As a result, realization of these EME retained tax benefits has been deferred (currently forecasted through 2022). The timing of realization of these tax benefits may be further delayed in the event of future extensions of bonus depreciation, and the value of the net operating loss carryforwards could be permanently reduced if that tax reform decreased the current corporate tax rate.
Edison Energy Group Capital Expenditures
Forecasted capital expenditures for Edison Energy Group’s commercial solar activities are estimated to be $134 million in 2016. Edison Energy Group expects to finance these expenditures primarily with new project and tax equity financings and an existing debt financing to support equity contributions similar to the existing financings arrangement used to fund 2015 capital expenditures. For further information, see "Notes to Consolidated Financial Statements—Note 9. Investments."
Historical Cash Flows
SCE

(in millions)	2015	2014	2013
Net cash provided by operating activities	$4,624	$3,660	$3,048
Net cash (used in) provided by financing activities	(812)	181	508
Net cash used by investing activities	(3,824)	(3,857)	(3,547)
Net (decrease) increase in cash and cash equivalents	$(12)	$(16)	$9

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2015, 2014 and 2013.

	Years ended December 31,			Change in cash flows
(in millions)	2015	2014	2013	2015/2014	2014/2013
Net income	$1,111	$1,565	$1,000
Non cash items[1]	2,231	2,381	2,631
Subtotal	$3,342	$3,946	$3,631	$(604)	$315
Changes in cash flow resulting from working capital[2]	16	79	(182)	(63)	261
Derivative assets and liabilities, net	45	(40)	(30)	85	(10)
Regulatory assets and liabilities, net	1,729	(358)	(322)	2,087	(36)
Other noncurrent assets and liabilities, net[3]	(508)	33	(49)	(541)	82
Net cash provided by operating activities	$4,624	$3,660	$3,048	$964	$612

[1]
Non cash items include depreciation, decommissioning and amortization, allowance for equity during construction, impairment and other charges, deferred income taxes and investment tax credits and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.

[3]	Includes the decommissioning expenditures funded through the nuclear decommissioning trusts.
Net income and noncash items decreased in 2015 by $604 million from 2014 and increased in 2014 by $315 million from 2013. The decrease in 2015 was primarily due to the implementation of the 2015 GRC decision. The increase in 2014 was primarily due to rate base growth. The factors that impacted these items are discussed under "Results of Operations—SCE—Utility Earning Activities."
Changes in cash flows related to working capital items decreased in 2015 by $63 million from 2014 and increased in 2014 by $261 million from 2013. In 2015, SCE had net tax payments of approximately $144 million, compared to net tax refunds of $88 million in 2014 and net tax payments of $28 million in 2013. The refunds in 2014 were due to net operating loss carrybacks to periods that SCE previously had taxable income. In 2015, 2014 and 2013, SCE had severance payments of $39 million, $22 million and $151 million, respectively, related to the workforce reductions. In addition, the cash outflow in 2015 was due to the timing of receipts from customers and timing of disbursements.
Net cash provided by operating activities was also impacted by changes in regulatory assets and liabilities, including changes in over (under) collections of balancing accounts. SCE has a number of balancing accounts under CPUC decisions, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. While some balancing accounts are discrete, other balancing accounts are ongoing with changes generally collected in the following year. The impact on cash flow from the following balancing accounts are:

•
ERRA overcollections for fuel and purchased power for 2015 were $439 million due to lower than forecasted power and gas prices experienced in 2015, refund related to the 2013 and 2014 nuclear decommissioning costs (see "—Decommissioning of San Onofre" above) and the NEIL settlement proceeds from insurance claims arising out of the failures of the San Onofre replacement steam generators. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters" for further discussion. In January 2015, SCE reclassified the regulatory liability for generator settlements to ERRA to refund customers as required by the CPUC.

ERRA undercollections for fuel and power procurement-related costs for 2014 and 2013 were $1.03 billion and $1.0 billion, respectively, due to the amount and price of power and fuel being higher than forecasted. In December 2014, SCE reclassified $540 million from regulatory liabilities to ERRA for collection of GRC revenue in excess of cost of service related to San Onofre consistent with its advice filing in November 2014.

•
The base rate revenue account ("BRRBA") tracks differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers. SCE had BRRBA overcollections of $319 million, $5 million and $247 million in 2015, 2014 and 2013, respectively. During 2015, the BBRBA account increased primarily due to revenue previously collected from customers that is expected to be refunded as part of the 2015 GRC decision. The overcollections were partially offset by lower electricity sales than forecasted in rates as a result of cooler weather experienced in 2015.
During 2014, the BRRBA account decreased by $242 million due primarily to refunds to customers of approximately $150 million, related to the sale of Four Corners in December 2013. During 2013, the BRRBA account impacted cash flows by $752 million primarily due to the implementation of the 2012 GRC decision which resulted in a rate increase in January 2013 to collect both the 2012 and 2013 rate increases. See "Results of Operations" for further discussion.

•
The public purpose and energy efficiency programs track differences between amounts authorized by the CPUC and amounts incurred to fund programs established by the CPUC. Overcollections decreased for these programs by $191 million and $278 million in 2015 and 2014, respectively, primarily due to higher spending for these programs. The decrease was partially offset by an increase in funding of the new system generation program for 2015 and 2014.

•
The 2015 GRC Decision established a tax accounting memorandum account (referred to as "TAMA"). As a result of this memorandum account, together with a balancing account for pole loading expenditures, any differences between the forecasted tax repair deductions and actual tax repair deductions will be adjusted through customer rates. At December 31, 2015, SCE had a regulatory liability of $248 million related to these accounts (impact of TAMA is offset in non-cash items above). See "Management Overview—Regulatory Proceedings—2015 General Rate Case—Tax Repair Deductions and Memorandum Account" for further discussion.

Cash flows (used) provided by other noncurrent assets and liabilities were $(508) million, $33 million and $(49) million in 2015, 2014 and 2013, respectively. Major factors affecting cash flow related to non-current assets and liabilities were activities related to SCE's nuclear decommissioning trusts (principally related to the payment of decommissioning costs).
Net Cash (Used in) Provided by Financing Activities
The following table summarizes cash provided by financing activities for 2015, 2014 and 2013. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 12. Preferred and Preference Stock of Utility."

(in millions)	2015	2014	2013
Issuances of first and refunding mortgage bonds, net	$1,287	$498	$2,168
Issuances of pollution control bonds, net and other	126	—	—
Long-term debt matured or repurchased	(761)	(607)	(1,016)
Short-term debt financing, net	(619)	490	(1)
Issuances of preference stock, net	319	269	387
Payments of common stock dividends to Edison International	(758)	(378)	(486)
Redemptions of preference stock	(325)	—	(400)
Payments of preferred and preference stock dividends	(116)	(111)	(101)
Other	35	20	(43)
Net cash (used in) provided by financing activities	$(812)	$181	$508
Net Cash Used by Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $4.2 billion for 2015, $3.9 billion for 2014 and $3.6 billion for 2013, primarily related to transmission, distribution and generation investments. Net proceeds (purchases) of nuclear decommissioning trust investments were $374 million, $(44) million and $(98) million for 2015, 2014 and 2013, respectively. See "Nuclear Decommissioning Trusts" below for further discussion. The 2015 net proceeds from sale of nuclear decommissioning trust investments was used to pay 2013, 2014 and a portion of 2015 decommissioning costs less net earnings during the period. The 2014 net purchase of nuclear decommissioning trust investments was due to net earnings during the period. In December 2013, SCE completed the sale of its ownership interest in Units 4 and 5 of the Four Corners Generating Station which resulted in $181 million of proceeds.

Nuclear Decommissioning Trusts
SCE's statement of cash flows includes activities of the Nuclear Decommissioning Trusts which are reflected in the following line items:

(in millions)	2015	2014	2013
Net cash (used in) provided by operating activities: Nuclear decommissioning trusts	$(428)	$39	$76
Net cash flow from investing activities: Proceeds from sale of investments	3,506	2,617	1,204
Purchases of investments	(3,132)	(2,661)	(1,302)
Net cash impact	$(54)	$(5)	$(22)
Net cash (used in) operating activities of the nuclear decommissioning trusts relate to interest and dividends less administrative expenses, taxes and decommissioning costs. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information. Such activities represent the source (use) of the funds for investing activities. The net cash impact represents the contributions made by SCE to the nuclear decommissioning trusts. During 2015, SCE made a contribution of $54 million to the non-qualified decommissioning trust related to tax benefits received and pursuant to a CPUC decision related to decommissioning costs for San Onofre Unit 1.
In future periods, decommissioning costs of San Onofre will increase significantly. Such amounts will continue to be reflected as a decrease in SCE net cash provided by operating activities and will be funded from sales of investments of the nuclear decommissioning trusts once approved by the CPUC. Decommissioning costs incurred prior to CPUC approval will be funded by SCE and are reflected as cash flow used by operating activities. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

(in millions)	2015	2014	2013
Net cash used in operating activities	$(115)	$(412)	$(81)
Net cash provided by financing activities	224	464	73
Net cash used in investing activities	(68)	(50)	(25)
Net increase (decrease) in cash and cash equivalents	$41	$2	$(33)
Net Cash Used by Operating Activities
Net cash used by operating activities decreased in 2015 by $297 million from 2014 and increased in 2014 by $331 million from 2013 due to:

•
$204 million and $225 million of cash payments made to the Reorganization Trust in September 2015 and April 2014 related to the EME Settlement Agreement, respectively, see "—Notes to Consolidated Financial Statements—Note 15. Discontinued Operations—EME Chapter 11 Bankruptcy" for further information.

•	$143 million receipt of intercompany tax-allocation payments in 2015 and a $189 million deposit made with the IRS in 2014 related to open tax years 2003 through 2006.

•
$54 million cash outflow from operating activities in 2015, compared to $2 million cash inflow in 2014 and $81 million cash outflow in 2013, due to the timing of payments and receipts relating to interest and operating costs.

Net Cash Provided by Financing Activities
Net cash provided by financing activities were as follows:

(in millions)	2015	2014	2013
Dividends paid to Edison International common shareholders	$(544)	$(463)	$(440)
Dividends received from SCE	758	378	486
Payment for stock-based compensation	(119)	(106)	(25)
Receipt from stock option exercises	67	66	16
Debt financing, net[1]	47	589	33
Other	15	—	3
Net cash provided by financing activities	$224	$464	$73

[1]	Includes $20 million debt financing for Edison Energy Group, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Project Financings."
Net Cash Used by Investing Activities
Net cash used by investing activities during 2015 primarily relates to approximately $100 million in acquisitions of three companies that support Edison Energy Group's commercial and industrial services growth strategy and $15 million related to Edison Energy Group's capital expenditures for commercial solar installations. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information.
Net cash used by investing activities during 2014 relate to Edison Energy Group's capital expenditures of $49 million for commercial solar installations.
Contractual Obligations and Contingencies
Contractual Obligations
Edison International Parent and Other and SCE's contractual obligations as of December 31, 2015, for the years 2016 through 2020 and thereafter are estimated below.

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
SCE:
Long-term debt maturities and interest[1]	$19,511	$546	$1,813	$869	$16,283
Power purchase agreements:[2]
Renewable energy contracts	28,729	1,234	2,889	3,167	21,439
Qualifying facility contracts	756	223	338	126	69
Other power purchase agreements	4,072	741	1,347	962	1,022
Other operating lease obligations[3]	497	68	96	62	271
Purchase obligations:[4]
Other contractual obligations	1,084	181	241	115	547
Total SCE[5,6,7]	54,649	2,993	6,724	5,301	39,631
Edison International Parent and Other:
Long-term debt maturities and interest[1]	465	18	417	4	26
EME settlement payments	214	214	—	—	—
Total Edison International Parent and Other[5]	679	232	417	4	26
Total Edison International[6,7]	$55,328	$3,225	$7,141	$5,305	$39,657

[1]
For additional details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Amount includes interest payments totaling $8.86 billion and $34 million over applicable period of the debt for SCE and Edison International Parent and Other, respectively.

[2]
Certain power purchase agreements entered into with independent power producers are treated as operating, capital or financing leases. For further discussion, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."

[3]
At December 31, 2015, SCE's minimum other operating lease payments were primarily related to vehicles, office space and other equipment. For further discussion, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."

[4]
For additional details, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies." At December 31, 2015, other commitments were primarily related to maintaining reliability and expanding SCE's transmission and distribution system, nuclear storage space and capacity reduction contracts.

[5]
At December 31, 2015, Edison International Parent and Other and SCE had estimated contributions to the pension and PBOP plans. SCE estimated contributions are $127 million, $128 million in 2016 and 2017, respectively. Edison International Parent and Other estimated contributions are $30 million and $23 million for the same respective periods. The estimated contributions are not available beyond 2017. These amounts represent estimates that are based on assumptions that are subject to change. See "Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans" for further information.

[6]
At December 31, 2015, Edison International and SCE had a total net liability recorded for uncertain tax positions of $529 million and $353 million, respectively, which is excluded from the table. Edison International and SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the tax authorities.

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
As of December 31, 2015, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $131 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies" for further discussion.
Off-Balance Sheet Arrangements
SCE has variable interests in power purchase contracts with variable interest entities and a variable interest in unconsolidated Trust I, Trust II, Trust III and Trust IV that issued $475 million (aggregate liquidation preference) of 5.625%, $400 million (aggregate liquidation preference) of 5.10%, $275 million (aggregate liquidation preference) of 5.75% and $325 million (aggregate liquidation preference) of 5.375%, trust securities, respectively, to the public, see "Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."
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
Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of its financing investing and borrowing activities used for liquidity purposes, to fund business operations and to fund capital investments. The nature and amount of Edison International and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2017, see "Business—SCE—Overview of Ratemaking Process—CPUC" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion as of December 31, 2015, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International	$11,259	$12,252	$11,754	$12,789
SCE	10,616	11,592	11,095	12,128
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
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.2 billion and $927 million at December 31, 2015 and 2014, respectively. The following table summarizes the increase or decrease to the fair values of the net liability of derivative instruments included in the consolidated balance sheets as of December 31, 2015, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

(in millions)	December 31, 2015
Increase in electricity prices by 10%	$147
Decrease in electricity prices by 10%	(123)
Increase in gas prices by 10%	(43)
Decrease in gas prices by 10%	49

Credit Risk
For information related to credit risks, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on published credit ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. As of December 31, 2015, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	December 31, 2015
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$153	$—	$153
Not rated	12	(5)	7
Total	$165	$(5)	$160

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
As discussed in "Management Overview—Regulatory Proceedings—2015 GRC," in November 2015, SCE received the 2015 GRC decision. As part of this decision, the CPUC adopted a rate base offset associated with forecasted tax repair deductions during 2012 –2014. The 2015 rate base offset is $324 million and amortizes on a straight line basis over 27 years. As a result of the rate base offset included in the final decision, SCE recorded an after tax charge of $382 million during the fourth quarter of 2015 to write down the regulatory assets previously recorded for recovery of deferred income taxes related to 2012 – 2014 incremental tax repair deductions.

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
Effect if Different Assumptions Used.    Significant management judgment is required to evaluate the anticipated recovery of regulatory assets, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets and liabilities would have to be written off against current period earnings. At December 31, 2015, the consolidated balance sheets included regulatory assets of $8.07 billion and regulatory liabilities of $6.8 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.
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
Nuclear Decommissioning – Asset Retirement Obligation
Key Assumptions and Approach Used.    The liability to decommission SCE's nuclear power facilities is based on decommissioning studies performed in 2010 for Palo Verde and San Onofre Unit 1 and a 2014 updated decommissioning cost estimate for the retirement of San Onofre Units 2 and 3. See "Management Overview—Permanent Retirement of San Onofre and San Onofre OII Settlement" for further discussion of the plans for decommissioning of San Onofre. SCE currently estimates that it will spend approximately $7.2 billion through 2075 to decommission its nuclear facilities. Decommissioning cost estimates are updated in each Nuclear Decommissioning Triennial Proceeding. The current ARO estimates for San Onofre and Palo Verde are based on the assumptions from these decommissioning studies:

•	Decommissioning Costs. The estimated costs for labor, dismantling and disposal costs, site remediation, energy and miscellaneous costs.

•
Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment, energy and low level radioactive waste burial costs. SCE's current estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 1.4% to 7.3% (depending on the cost element) annually.

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

•
Spent Fuel Dry Storage Costs. Cost estimates are based on an assumption that the DOE will begin to take spent fuel in 2024, and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2055 and 2075, respectively. Costs for spent fuel monitoring are included until 2055 and 2075, respectively.

•	Changes in Decommissioning Technology, Regulation, and Economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.
Effect if Different Assumptions Used.   The ARO for decommissioning SCE's nuclear facilities was $2.7 billion as of December 31, 2015, based on decommissioning studies performed in 2010 for Palo Verde, in 2011 for San Onofre Unit 1 and in 2014 for San Onofre Unit 2 and 3. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability. SCE has issued a request for proposal to engage a general contractor to undertake a significant scope of decommissioning activities for Units 2 and 3 at San Onofre and expects to make a selection during 2016. The ARO for decommissioning these units is expected to be updated subsequent to the selection of a general contractor based, in part, on the results of the competitive selection process.
The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO and Regulatory Asset at December 31, 2015
Uniform increase in escalation rate of 100 basis points	$574
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
Key Assumptions of Approach Used.    Pension and other postretirement obligations and the related effects on results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense, and the discount rate is important to liability measurement. Additionally, health care cost trend rates are critical assumptions for postretirement health care plans. These critical assumptions are evaluated at least annually. Other assumptions, which require management judgment, such as rate of compensation increases and rates of retirement and turnover, are evaluated periodically and updated to reflect actual experience.
As of December 31, 2015, Edison International's and SCE's pension plans had a $4.4 billion and $3.9 billion benefit obligation, respectively, and total 2015 expense for these plans was $118 million and $111 million, respectively. As of December 31, 2015, the benefit obligation for both Edison International's and SCE's PBOP plans was $2.4 billion and $2.3 billion, respectively, and total 2015 expense for Edison International's and SCE's plans was $24 million and $23 million, respectively. Annual contributions made to most of SCE's pension plans are currently recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.

Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2015, this cumulative difference amounted to a regulatory asset of $176 million, meaning that the accounting method has recognized more in expense than the ratemaking method since implementation of authoritative guidance for employers' accounting for pensions in 1987.
Edison International and SCE used the following critical assumptions to determine expense for pension and other postretirement benefit for 2015:

(in millions)	Pension Plans	Postretirement Benefits Other than Pensions
Discount rate[1]	3.85%	4.16%
Expected long-term return on plan assets[2]	7.00%	5.50%
Assumed health care cost trend rates[3]	*	7.75%

*	Not applicable to pension plans.

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

[2]
To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 5.5% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 1.1%, 8.4% and 6.5% for the one-year, five-year and ten-year periods ended December 31, 2015, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 0.3%, 8.3% and 5.7% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

[3]	The health care cost trend rate gradually declines to 5.0% for 2021 and beyond.
As of December 31, 2015, Edison International and SCE had unrecognized pension costs of $771 million and $702 million, and unrecognized PBOP costs of $178 million and $174 million, respectively. The unrecognized pension and PBOP costs primarily consisted of the cumulative impact of the reduced discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred costs, $675 million of SCE's pension costs and $174 million of SCE's PBOP costs are recorded as regulatory assets, and will be amortized to expense over the average expected future service of employees.
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
The following table summarizes the increase or (decrease) to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(468)	$530	$(410)	$459
Change to accumulated benefit obligation for PBOP	(321)	372	(320)	371

A one percentage point increase in the expected rate of return on pension plan assets would decrease Edison International's and SCE's current year expense by $33 million and $31 million, respectively, and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $21 million.
The following table summarizes the increase or (decrease) to accumulated benefit obligation and annual aggregate service and interest costs for PBOP if the health care cost trend rate was changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%
Change to accumulated benefit obligation for PBOP	$251	$(206)	$250	$(205)
Change to annual aggregate service and interest costs	12	(9)	12	(9)
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
RISK FACTORS
RISKS RELATING TO EDISON INTERNATIONAL
Edison International's liquidity depends on SCE's ability to pay dividends and tax allocation payments to Edison International, monetization of tax benefits retained by EME, and access to capital markets.
Edison International is a holding company and, as such, it has no operations of its own. Edison International's ability to meet its financial obligations, make investments, and to pay dividends on its common stock is primarily dependent on the earnings and cash flows of SCE and its ability to make upstream distributions. Prior to paying dividends to Edison International, SCE has financial and regulatory obligations that must be satisfied, including, among others, debt service and preferred stock dividends. In addition, CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's service obligations, shall receive first priority from the Boards of Directors of both Edison International and SCE. SCE may also owe tax-allocation payments to Edison International under applicable tax-allocation agreements. The EME Settlement Agreement requires Edison International to make fixed payments to a newly formed trust under the control of EME's creditors (the "Reorganization Trust"). Edison International plans to use its credit facilities or incur new debt to fund a portion of the Reorganization Trust payments due to delays in monetizing tax benefits retained by EME as a result of the recent extension of bonus depreciation. Realization of such tax benefits may be further delayed or permanently reduced by future tax legislation that extends bonus depreciation or reduces the current corporate tax rate. Access to capital markets may be impacted by economic conditions that have an adverse effect on Edison International's liquidity. See "Risks Relating to Southern California Edison Company" below for further discussion.
Edison International's business activities are concentrated in one industry and in one region.
Edison International business activities are concentrated in the electricity industry. Its principal subsidiary, SCE, serves customers only in southern and central California. Although Edison International is developing Competitive Businesses that may diversify geographically beyond California, these businesses are not yet material. As a result, Edison International's future performance may be affected by events and economic performance concentrated in California or by regional regulation or legislation.
Edison International is developing Competitive Businesses that may not be successful.
Edison International is developing Competitive Businesses to capitalize on changes in the electricity industry. Edison International intends to invest in companies to develop the capabilities of its Competitive Businesses but there can be no assurance that Edison International will be successful in developing profitable Competitive Businesses.
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
The CPUC is considering rulemaking to govern communications between the CPUC officials, staff and the regulated utilities. Changes to the rules and processes around ex parte communications could result in delayed decisions, increased investigations, enforcement actions and penalties. In addition, the CPUC or other parties may initiate investigations of past communications between public utilities, including SCE, and CPUC officials and staff that could result in reopening completed proceedings for reconsideration.
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
SCE's ongoing financial results depend on its ability to recover from its customers in a timely manner its costs, including the costs of electricity purchased for its customers, through the rates it charges its customers as approved by the CPUC and FERC. SCE's financial results also depend on its ability to earn a reasonable return on capital, including long-term debt and equity. SCE's ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time lag between when costs are incurred and when those costs are recovered in customers’ rates and differences between the forecast or authorized costs embedded in rates (which are set on a prospective basis) and the amount of actual costs incurred. The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may be required to incur expenses before the CPUC approves the recovery of such costs. For example, the recovery of the Tehachapi transmission project costs are subject to FERC approval and the public need for the project is reviewed by the CPUC. SCE has not yet filed a petition for modification with the CPUC to reconfirm public need at an increased cost, estimated to be approximately $2.75 billion (2015 cost estimate). Including the underground portion of the line, the CPUC has previously acknowledged a cost estimate to determine public need in 2013 of as much as $2.2 billion to $2.3 billion. For more information, see "Liquidity—Capital Investment Plan – Major Transmission Projects" in the MD&A. Changes in laws and regulations or changes in the political and regulatory environment also may have an adverse effect on the SCE's ability to timely recover its costs and earn its authorized rate of return. In addition, SCE may be required to incur costs to comply with new state laws or to implement new state policies before SCE is assured of cost recovery.
SCE's capital investment plan, increasing procurement of renewable power and energy storage, increasing environmental regulations, leveling demand, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customer rates. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover material amounts of its costs (including an adequate return on capital) in rates in a timely manner, its financial condition and results of operations could be materially affected. For further information on SCE's rate requests, see "Management Overview—Regulatory Matters—2015 General Rate Case" and "—FERC Formula Rates" in the MD&A.
SCE's energy procurement activities are subject to regulatory and market risks that could materially affect its financial condition and liquidity.
SCE obtains energy, capacity, environmental credits and ancillary services needed to serve its customers from its own generating plants, and through contracts with energy producers and sellers. California law and CPUC decisions allow SCE to recover through the rates it is allowed to charge its customers reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE's cash flows remain subject to volatility primarily resulting from changes in commodity prices. For instance, natural gas prices may increase due to the leak at the Southern California Gas Company ("SoCalGas") underground gas storage facility in Aliso Canyon, California. Additionally, significant and prolonged gas use restrictions may adversely impact the reliability of the electric grid if critical generation resources are limited in their operations. For further information, see "Business—SCE—Purchased Power and Fuel Supply." SCE is also subject to the risks of unfavorable or untimely CPUC decisions about the compliance with SCE's procurement plan and the reasonableness of certain procurement-related costs.
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
Competitive and Market Risks
The electricity industry is undergoing change, including increased competition, technological advancements, and political and regulatory developments.
The electricity industry is undergoing change, including technological advancements such as energy storage, greater deployment of distributed energy resources, such as customer-owned generation, and expansion of electric vehicles requiring increased utility distribution infrastructure and modifications in customer electric load requirements that could alter the nature of energy generation and delivery. In addition, there has been public discussion regarding the possibility of future changes in the electric utility business model as a result of these developments. In October 2013, the CPUC held an open hearing to receive views from various sources on whether the current California utility business model should be revised. It is possible that revisions to the traditional utility business model could materially affect SCE's business model and its financial condition and results of operations.

Demand for electricity from utilities has been leveling, while growth in customer-owned generation has increased. At the same time, significant investment is needed to replace aging infrastructure and convert the electric distribution grid to support two-way flows of electricity.
Customer-owned generation itself reduces the amount of electricity those customers purchase from utilities and has the effect of increasing utility rates unless retail rates are designed to allocate the costs of the distribution grid across all customers that benefit from their use. For example, customers in California that generate their own power do not currently pay all transmission and distribution charges and non-bypassable charges, subject to limitations, which results in increased utility rates for those customers who do not own their generation. Such increases foster the public discussion regarding future changes in the electric utility business model.
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
Weather-related incidents and other natural disasters, including storms, wildfires and earthquakes, can disrupt the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver power to SCE's customers. These events can lead to lost revenues and increased expenses, including higher maintenance and repair costs. They can also result in regulatory penalties and disallowances, particularly if SCE encounters difficulties in restoring power to its customers on a timely basis. These occurrences could materially affect SCE's business, financial condition and results of operations, and the inability to restore power to SCE's customers could also materially damage the business reputation of SCE and Edison International.
The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public.
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines or if equipment malfunctions. Injuries and property damage caused by such events can subject SCE to liability that, despite the existence of insurance coverage, can be significant. The CPUC has increased its focus on public safety issues with an emphasis on heightened compliance with construction and operating standards and the potential for penalties being imposed on utilities. Additionally, the CPUC has delegated to its staff the authority to issue citations to electric utilities, which can impose fines of up to $50,000 per violation per day, pursuant to the CPUC's jurisdiction for violations of safety rules found in statutes, regulations, and the CPUC's General Orders. Such penalties and liabilities could be significant and materially affect SCE's liquidity and results of operations.

There are inherent risks associated with owning and decommissioning nuclear power generating facilities and obtaining cost reimbursement, including, among other things, potential harmful effects on the environment and human health and the danger of storage, handling and disposal of radioactive materials. Existing insurance and ratemaking arrangements may not protect SCE fully against losses from a nuclear incident.
SCE expects to fund decommissioning costs with assets that are currently held in nuclear decommissioning trusts. The costs of decommissioning Unit 2 and Unit 3 are subject to reasonableness reviews by the CPUC. These costs may not be recoverable through regulatory processes or otherwise unless SCE can establish that the costs were reasonably incurred.
Despite the fact that San Onofre is being decommissioned, the presence of spent nuclear fuel still poses a potential risk of a nuclear incident. Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $13.5 billion. SCE and other owners of the San Onofre and Palo Verde Nuclear Generating Stations have purchased the maximum private primary insurance available of $375 million per site. If nuclear incident liability claims were to exceed $375 million, the remaining amount would be made up from contributions of approximately $13.1 billion made by all of the nuclear facility owners in the U.S., up to an aggregate total of $13.5 billion. There is no assurance that the CPUC would allow SCE to recover the required contribution made in the case of one or more nuclear incident claims that exceeded $375 million. If this public liability limit of $13.5 billion is insufficient, federal law contemplates that additional funds may be appropriated by Congress. There can be no assurance of SCE's ability to recover uninsured costs in the event the additional federal appropriations are insufficient. For more information on nuclear insurance risk, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Nuclear Insurance."
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
Cybersecurity Risks
SCE's systems and network infrastructure may be vulnerable to physical and cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.
Regulators, such as the NERC, and U.S. Government Departments, including the Departments of Defense, Homeland Security and Energy, have noted that threat sources continue to seek to exploit potential vulnerabilities in the U.S. national electric grid and other energy infrastructures and that such attacks and disruptions, both physical and cyber, are becoming increasingly sophisticated and dynamic. As SCE moves from an analog to a digital electric grid, new cyber security risks may arise. An example of such new risks is the installation of "smart" meters in SCE's service territory. This technology may represent a new route for attacks on SCE's information systems. SCE's operations require the continuous availability of critical information technology systems and network infrastructure. SCE's systems have been, and will likely continue to be, subjected to computer attacks of malicious codes, unauthorized access attempts, and other illicit activities, but to date, SCE has not experienced a material cyber security breach. Although SCE actively monitors developments in this area and is involved in various industry groups and government initiatives, no security measures can completely shield such systems and infrastructure from vulnerabilities to cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality. If SCE's information technology systems security measures were to be breached or a critical system failure were to occur without timely recovery, SCE could be unable to fulfill critical business functions such as delivery of electricity to customers and/or sensitive confidential personal and other data could be compromised, which could result in violations of applicable privacy and other laws, financial loss to SCE or to its customers, loss of confidence in SCE's security measures, customer dissatisfaction, and significant litigation exposure, all of which could materially affect SCE's financial condition and results of operations and materially damage the business reputation of Edison International and SCE.

Environmental Risks
SCE is subject to extensive environmental regulations that may involve significant and increasing costs and materially affect SCE.
SCE is subject to extensive and frequently changing environmental regulations and permitting requirements that involve significant and increasing costs and substantial uncertainty. SCE devotes significant resources to environmental monitoring, pollution control equipment, mitigation projects, and emission allowances to comply with existing and anticipated environmental regulatory requirements. However, the current trend is toward more stringent standards, stricter regulation, and more expansive application of environmental regulations. The adoption of laws and regulations to implement greenhouse gas controls could materially affect operations of power plants, which could in turn impact electricity markets and SCE's purchased power costs. SCE may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or with respect to offsite waste disposal sites that have been used in its operations. Other environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are also generally becoming more stringent. The operation of SCE facilities under such laws and regulations may require substantial capital expenditures for environmental controls or cessation of operations. Current and future state laws and regulations in California also could increase the required amount of energy that must be procured from renewable resources. Environmental regulations and permitting requirements also affect the cost and timing of transmission and distribution projects. See "Business—Environmental Regulation of Edison International and Subsidiaries" for further discussion of environmental regulations under which SCE operates.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures."
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Edison International

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Edison International and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 15 (a) (2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 23, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Southern California Edison Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Southern California Edison Company and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 23, 2016

(This page has been left blank intentionally.)

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2015	2014	2013
Total operating revenue	$11,524	$13,413	$12,581
Purchased power and fuel	4,266	5,593	4,891
Operation and maintenance	2,990	3,149	3,473
Depreciation, decommissioning and amortization	1,919	1,720	1,622
Property and other taxes	336	322	309
Impairment and other charges	5	157	571
Total operating expenses	9,516	10,941	10,866
Operating income	2,008	2,472	1,715
Interest and other income	174	147	124
Interest expense	(555)	(560)	(544)
Other expenses	(59)	(80)	(74)
Income from continuing operations before income taxes	1,568	1,979	1,221
Income tax expense	486	443	242
Income from continuing operations	1,082	1,536	979
Income from discontinued operations, net of tax	35	185	36
Net income	1,117	1,721	1,015
Preferred and preference stock dividend requirements of utility	113	112	100
Other noncontrolling interests	(16)	(3)	—
Net income attributable to Edison International common shareholders	$1,020	$1,612	$915
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$985	$1,427	$879
Income from discontinued operations, net of tax	35	185	36
Net income attributable to Edison International common shareholders	$1,020	$1,612	$915
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326
Continuing operations	$3.02	$4.38	$2.70
Discontinued operations	0.11	0.57	0.11
Total	$3.13	$4.95	$2.81
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	329	329
Continuing operations	$2.99	$4.33	$2.67
Discontinued operations	0.11	0.56	0.11
Total	$3.10	$4.89	$2.78
Dividends declared per common share	$1.7325	$1.4825	$1.3675

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2015	2014	2013
Net income	$1,117	$1,721	$1,015
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during the period plus amortization included in net income (loss)	1	(47)	72
Prior service cost arising during the period plus amortization included in net loss	1	—	—
Other	—	2	2
Other comprehensive income (loss), net of tax	2	(45)	74
Comprehensive income	1,119	1,676	1,089
Less: Comprehensive income attributable to noncontrolling interests	97	109	100
Comprehensive income attributable to Edison International	$1,022	$1,567	$989

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2015	2014
ASSETS
Cash and cash equivalents	$161	$132
Receivables, less allowances of $62 and $68 for uncollectible accounts at respective dates	771	790
Accrued unbilled revenue	565	632
Inventory	267	281
Derivative assets	79	102
Regulatory assets	560	1,254
Other current assets	251	376
Total current assets	2,654	3,567
Nuclear decommissioning trusts	4,331	4,799
Other investments	203	207
Total investments	4,534	5,006
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,548 and $8,132 at respective dates	34,945	32,859
Nonutility property, plant and equipment, less accumulated depreciation of $85 and $76 at respective dates	140	122
Total property, plant and equipment	35,085	32,981
Derivative assets	84	219
Regulatory assets	7,512	7,612
Other long-term assets	441	349
Total long-term assets	8,037	8,180

Total assets	$50,310	$49,734

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2015	2014
LIABILITIES AND EQUITY
Short-term debt	$695	$1,291
Current portion of long-term debt	295	504
Accounts payable	1,310	1,580
Accrued taxes	72	81
Customer deposits	242	221
Derivative liabilities	218	196
Regulatory liabilities	1,128	401
Other current liabilities	967	1,205
Total current liabilities	4,927	5,479
Long-term debt	10,964	10,234
Deferred income taxes and credits	7,480	6,861
Derivative liabilities	1,100	1,052
Pensions and benefits	1,759	2,155
Asset retirement obligations	2,764	2,821
Regulatory liabilities	5,676	5,889
Other deferred credits and other long-term liabilities	2,246	2,255
Total deferred credits and other liabilities	21,025	21,033
Total liabilities	36,916	36,746
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	6	6
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,484	2,445
Accumulated other comprehensive loss	(56)	(58)
Retained earnings	8,940	8,573
Total Edison International's common shareholders' equity	11,368	10,960
Noncontrolling interests – preferred and preference stock of utility	2,020	2,022
Total equity	13,388	12,982

Total liabilities and equity	$50,310	$49,734

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$1,117	$1,721	$1,015
Less: Income from discontinued operations	35	185	36
Income from continuing operations	1,082	1,536	979
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	2,005	1,815	1,696
Allowance for equity during construction	(87)	(65)	(72)
Impairment and other charges	5	157	571
Deferred income taxes and investment tax credits	449	522	345
Other	(28)	20	18
Nuclear decommissioning trusts	(428)	39	76
EME settlement insurance proceeds and settlement payments	(176)	(225)	—
Changes in operating assets and liabilities:
Receivables	49	64	(56)
Inventory	14	(25)	80
Accounts payable	8	14	45
Prepaid and accrued taxes	(28)	(100)	(92)
Other current assets and liabilities	(24)	(103)	(155)
Derivative assets and liabilities, net	45	(40)	(30)
Regulatory assets and liabilities, net	1,729	(358)	(322)
Other noncurrent assets and liabilities	(106)	(3)	(116)
Net cash provided by operating activities	4,509	3,248	2,967
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $17, $6, and $19 at respective periods	1,420	494	2,168
Long-term debt matured or repurchased	(762)	(607)	(1,017)
Preference stock issued, net	319	269	387
Preference stock redeemed	(325)	—	(400)
Short-term debt financing, net	(572)	1,079	32
Cash contribution from redeemable noncontrolling interest	17	9	—
Dividends to noncontrolling interests	(116)	(111)	(101)
Dividends paid	(544)	(463)	(440)
Other	(25)	(25)	(48)
Net cash (used in) provided by financing activities	(588)	645	581
Cash flows from investing activities:
Capital expenditures	(4,225)	(3,906)	(3,599)
Proceeds from sale of nuclear decommissioning trust investments	3,506	2,617	1,204
Purchases of nuclear decommissioning trust investments	(3,132)	(2,661)	(1,302)
Proceeds from sale of assets	47	6	181
Other	(88)	37	(56)
Net cash used in investing activities	(3,892)	(3,907)	(3,572)
Net increase (decrease) in cash and cash equivalents	29	(14)	(24)
Cash and cash equivalents at beginning of year	132	146	170
Cash and cash equivalents at end of year	$161	$132	$146
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity					Edison International

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,373	$(87)	$7,146	$9,432	$1,759	$11,191
Net income	—	—	915	915	100	1,015
Other comprehensive income	—	74	—	74	—	74
Common stock dividends declared ($1.3675 per share)	—	—	(446)	(446)	—	(446)
Dividends and distributions to noncontrolling interests and other	—	—	—	—	(100)	(100)
Stock-based compensation and other	5	—	(53)	(48)	—	(48)
Noncash stock-based compensation and other	25	—	(6)	19	(1)	18
Issuance of preference stock	—	—	—	—	387	387
Redemption of preference stock	—	—	(8)	(8)	(392)	(400)
Balance at December 31, 2013	$2,403	$(13)	$7,548	$9,938	$1,753	$11,691
Net income	—	—	1,612	1,612	112	1,724
Other comprehensive loss	—	(45)	—	(45)	—	(45)
Common stock dividends declared ($1.4285 per share)	—	—	(483)	(483)	—	(483)
Dividends and distributions to noncontrolling interests and other	—	—	—	—	(112)	(112)
Stock-based compensation and other	15	—	(104)	(89)	—	(89)
Noncash stock-based compensation and other	27	—	—	27	—	27
Issuance of preference stock	—	—	—	—	269	269
Balance at December 31, 2014	$2,445	$(58)	$8,573	$10,960	$2,022	$12,982
Net income	—	—	1,020	1,020	113	1,133
Other comprehensive income	—	2	—	2	—	2
Common stock dividends declared ($1.7325 per share)	—	—	(564)	(564)	—	(564)
Dividends and distributions to noncontrolling interests and other	—	—	—	—	(113)	(113)
Stock-based compensation and other	15	—	(85)	(70)	—	(70)
Noncash stock-based compensation and other	24	—	—	24	—	24
Issuance of preference stock	—	—	—	—	319	319
Redemption of preference stock	—	—	(4)	(4)	(321)	(325)
Balance at December 31, 2015	$2,484	$(56)	$8,940	$11,368	$2,020	$13,388

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2015	2014	2013
Operating revenue	$11,485	$13,380	$12,562
Purchased power and fuel	4,266	5,593	4,891
Operation and maintenance	2,890	3,057	3,416
Depreciation, decommissioning and amortization	1,915	1,720	1,622
Property and other taxes	334	318	307
Impairment and other charges	—	163	575
Total operating expenses	9,405	10,851	10,811
Operating income	2,080	2,529	1,751
Interest and other income	123	122	122
Interest expense	(526)	(533)	(520)
Other expenses	(59)	(79)	(74)
Income before income taxes	1,618	2,039	1,279
Income tax expense	507	474	279
Net income	1,111	1,565	1,000
Less: Preferred and preference stock dividend requirements	113	112	100
Net income available for common stock	$998	$1,453	$900

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2015	2014	2013
Net income	$1,111	$1,565	$1,000
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during period plus amortization included in net income	5	(19)	16
Prior service cost arising during the period plus amortization included in net income	1	—	—
Other	—	2	2
Other comprehensive income (loss), net of tax	6	(17)	18
Comprehensive income	$1,117	$1,548	$1,018

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2015	2014
ASSETS
Cash and cash equivalents	$26	$38
Receivables, less allowances of $62 and $68 for uncollectible accounts at respective dates	724	749
Accrued unbilled revenue	564	632
Inventory	256	275
Derivative assets	79	102
Regulatory assets	560	1,254
Other current assets	234	390
Total current assets	2,443	3,440
Nuclear decommissioning trusts	4,331	4,799
Other investments	168	158
Total investments	4,499	4,957
Utility property, plant and equipment, less accumulated depreciation of $8,548 and $8,132 at respective dates	34,945	32,859
Nonutility property, plant and equipment, less accumulated depreciation of $81 and $75 at respective dates	73	69
Total property, plant and equipment	35,018	32,928
Derivative assets	84	219
Regulatory assets	7,512	7,612
Other long-term assets	316	300
Total long-term assets	7,912	8,131

Total assets	$49,872	$49,456

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2015	2014
LIABILITIES AND EQUITY
Short-term debt	$49	$667
Current portion of long-term debt	79	300
Accounts payable	1,299	1,556
Accrued taxes	46	87
Customer deposits	242	221
Derivative liabilities	218	196
Regulatory liabilities	1,128	401
Other current liabilities	760	1,183
Total current liabilities	3,821	4,611
Long-term debt	10,537	9,624
Deferred income taxes and credits	9,073	8,497
Derivative liabilities	1,100	1,052
Pensions and benefits	1,284	1,672
Asset retirement obligations	2,762	2,819
Regulatory liabilities	5,676	5,889
Other deferred credits and other long-term liabilities	1,947	2,010
Total deferred credits and other liabilities	21,842	21,939
Total liabilities	36,200	36,174
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	652	618
Accumulated other comprehensive loss	(22)	(28)
Retained earnings	8,804	8,454
Total common shareholder's equity	11,602	11,212
Preferred and preference stock	2,070	2,070
Total equity	13,672	13,282
Total liabilities and equity	$49,872	$49,456

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2015	2014	2013
Cash flows from operating activities:
Net income	$1,111	$1,565	$1,000
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,996	1,810	1,694
Allowance for equity during construction	(87)	(65)	(72)
Impairment and other charges	—	163	575
Deferred income taxes and investment tax credits	308	462	420
Other	14	11	14
Nuclear decommissioning trusts	(428)	39	76
Changes in operating assets and liabilities:
Receivables	25	64	(57)
Inventory	19	(19)	80
Accounts payable	30	12	59
Prepaid and accrued taxes	(16)	129	(93)
Other current assets and liabilities	(42)	(107)	(171)
Derivative assets and liabilities, net	45	(40)	(30)
Regulatory assets and liabilities, net	1,729	(358)	(322)
Other noncurrent assets and liabilities	(80)	(6)	(125)
Net cash provided by operating activities	4,624	3,660	3,048
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $17, $2 and $19, at respective dates	1,413	498	2,168
Long-term debt matured or repurchased	(761)	(607)	(1,016)
Preferred stock issued, net	319	269	387
Preference stock redeemed	(325)	—	(400)
Short-term debt financing, net	(619)	490	(1)
Dividends paid	(874)	(489)	(587)
Other	35	20	(43)
Net cash (used in) provided by financing activities	(812)	181	508
Cash flows from investing activities:
Capital expenditures	(4,210)	(3,857)	(3,598)
Proceeds from sale of nuclear decommissioning trust investments	3,506	2,617	1,204
Purchases of nuclear decommissioning trust investments	(3,132)	(2,661)	(1,302)
Proceeds from sale of assets	—	4	181
Other	12	40	(32)
Net cash used in investing activities	(3,824)	(3,857)	(3,547)
Net (decrease) increase in cash and cash equivalents	(12)	(16)	9
Cash and cash equivalents, beginning of year	38	54	45
Cash and cash equivalents, end of year	$26	$38	$54

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2012	$2,168	$581	$(29)	$7,228	$1,795	$11,743
Net income	—	—	—	1,000	—	1,000
Other comprehensive income	—	—	18	—	—	18
Dividends declared on common stock	—	—	—	(486)	—	(486)
Dividends declared on preferred and preference stock	—	—	—	(100)	—	(100)
Stock-based compensation	—	1	—	(44)	—	(43)
Noncash stock-based compensation	—	15	—	4	—	19
Issuance of preference stock	—	(13)	—	—	400	387
Redemption of preference stock	—	8	—	(8)	(400)	(400)
Balance at December 31, 2013	$2,168	$592	$(11)	$7,594	$1,795	$12,138
Net income	—	—	—	1,565	—	1,565
Other comprehensive loss	—	—	(17)	—	—	(17)
Dividends declared on common stock	—	—	—	(525)	—	(525)
Dividends declared on preferred and preference stock	—	—	—	(112)	—	(112)
Stock-based compensation	—	20	—	(64)	—	(44)
Noncash stock-based compensation	—	12	—	(4)	—	8
Issuance of preference stock	—	(6)	—	—	275	269
Balance at December 31, 2014	$2,168	$618	$(28)	$8,454	$2,070	$13,282
Net income	—	—	—	1,111	—	1,111
Other comprehensive income	—	—	6	—	—	6
Dividends declared on common stock	—	—	—	(611)	—	(611)
Dividends declared on preferred and preference stock	—	—	—	(113)	—	(113)
Stock-based compensation	—	23	—	(33)	—	(10)
Noncash stock-based compensation	—	13	—	—	—	13
Issuance of preference stock	—	(6)	—	—	325	319
Redemption of preference stock	—	4	—	(4)	(325)	(325)
Balance at December 31, 2015	$2,168	$652	$(22)	$8,804	$2,070	$13,672

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, a company that holds interests in subsidiaries that are engaged in competitive businesses focused on providing energy services to commercial and industrial customers, including distributed resources, engaging in competitive transmission opportunities, and exploring distributed water treatment and recycling. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission ("CPUC") and the Federal Energy Regulatory Commission ("FERC"). SCE applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. SCE assesses, at the end of each reporting period, whether regulatory assets are probable of future recovery. See Note 10 for composition of regulatory assets and liabilities.
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Furthermore, certain prior year amounts have been reclassified for consistency with the current period presentation. The proceeds from the sales and purchases of nuclear decommissioning trust investments in the consolidated statement of cash flows of Edison International and SCE net quick turnaround investment activity in the amount of $13.7 billion, $7.5 billion, and $4.4 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash Equivalents
Cash equivalents includes investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	December 31,
(in millions)	2015	2014	2015	2014
Money market funds	$37	$35	$8	$5

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	December 31,
(in millions)	2015	2014	2015	2014
Book balances reclassified to accounts payable	$162	$180	$158	$177
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
Energy Credits and Allowances
Renewable energy certificates or credits ("RECs") represent rights established by governmental agencies for the environmental, social, and other non-power qualities of renewable electricity generation. A REC, and its associated attributes and benefits, can be sold separately from the underlying physical electricity associated with a renewable-based generation source in certain markets, including California. Retail sellers of electricity obtain RECs through renewable power purchase agreements, internal generation or separate purchases in the market to comply with renewables portfolio standards ("RPS") established by certain governmental agencies. RECs are the mechanism used to verify renewables portfolio standard compliance and are recognized at the lower of weighted-average cost or market when amounts purchased are in excess of the amounts needed to comply with RPS requirements. The cost of purchased RECs is recoverable as part of the cost of purchased power.
SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted-average cost or market. SCE had GHG allowances of $79 million and $204 million at December 31, 2015 and 2014, respectively. GHG emission obligations were $86 million and $211 million at December 31, 2015 and 2014, respectively and are classified as "Other current liabilities" on the consolidated balance sheets.
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
Estimated useful lives (authorized by the CPUC) and weighted-average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted-Average Useful Lives
Generation plant	10 years to 57 years	38 years
Distribution plant	20 years to 60 years	43 years
Transmission plant	40 years to 65 years	52 years
General plant and other	5 years to 60 years	22 years

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $1.42 billion, $1.33 billion and $1.31 billion for 2015, 2014 and 2013, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 3.9%, 4.0% and 4.2% for 2015, 2014 and 2013, respectively. Replaced or retired property costs are charged to accumulated depreciation.
Nuclear fuel for the Palo Verde Nuclear Power Plant is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Nuclear fuel is amortized using the units of production method.
AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $87 million, $65 million and $72 million in 2015, 2014 and 2013, respectively. AFUDC debt was $31 million, $25 million and $33 million in 2015, 2014 and 2013, respectively.
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

The following table summarizes the changes in SCE's ARO liability, including San Onofre and Palo Verde:

	December 31,
(in millions)	2015	2014
Beginning balance	$2,819	$3,418
Accretion[1]	173	192
Revisions	(14)	(790)
Liabilities settled	(216)	(1)
Ending balance	$2,762	$2,819

[1]	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.
SCE has not recorded an asset retirement obligation for assets that are expected to operate indefinitely. As SCE cannot estimate a settlement date (or range of potential settlement dates) or make reasonable estimates of fair value of these assets. As such, ARO liabilities are not recorded for certain retirement activities, including certain hydroelectric facilities.
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
The recorded liability to decommission SCE's nuclear power facilities is $2.7 billion as of December 31, 2015, based on decommissioning studies performed in 2010 for Palo Verde, in 2011 for San Onofre Unit 1 and in 2014 for San Onofre Units 2 and 3 following the decision to permanently retire San Onofre. During 2014, an updated cost estimate for San Onofre Units 2 and 3 resulted in a decrease to the ARO liability of $688 million. In December 2014, SCE received a decision on its NDCTP for Palo Verde and San Onofre Unit 1. The decision resulted in a $253 million decrease for Palo Verde and
$124 million increase for San Onofre Unit 1 ARO liabilities.
Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $7.2 billion through 2075 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 1.4% to 7.3% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 3.3% to 4.1%. If the assumed return on trust assets is not earned or costs escalate at higher rates, it is probable that additional funds needed for decommissioning will be recoverable through rates in the future.
Decommissioning expense amounts collected in rates were $5 million in 2014 and $22 million in 2013. Total expenditures for the decommissioning of San Onofre Unit 1 were $484 million (SCE's share) from the beginning of the project in 1998 through December 31, 2015.
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

Deferred Financing Costs
Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $201 million for both December 31, 2015 and 2014 reflected as long-term "Regulatory assets" in the consolidated balance sheets. Edison International and SCE had unamortized debt issuance costs of $92 million and $84 million at December 31, 2015, respectively, and $83 million and $75 million at December 31, 2014, respectively, reflected in "Other long-term assets" on the consolidated balance sheets. Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE
	Years ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Amortization of deferred financing costs charged to interest expense	$33	$36	$33	$28	$32	$32
Revenue Recognition
Revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period and reflected in "Operating revenue" on the consolidated statements of income. Rates charged to customers are based on CPUC- and FERC-authorized revenue requirements. CPUC rates are implemented subsequent to final approval.
CPUC rates decouple authorized revenue from the volume of electricity sales. Differences between amounts collected and authorized levels are either collected from or refunded to customers, and therefore, SCE earns revenue equal to amounts authorized. FERC rates also decouple revenue from volume of electricity sales. In November 2013, the FERC approved a formula rate effective January 1, 2012 to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement. Under operation of the formula rate, transmission revenue will be updated to actual cost of service annually. Differences between amounts collected and determined under the formula rate are either collected from or refunded to customers, and therefore, SCE earns revenue based on estimates of recorded rate base costs under the FERC formula rate.
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis and reflected in electric utility revenue and other operation and maintenance expense. SCE's franchise fees billed to customers and recorded as revenue were $138 million, $134 million and $116 million in 2015, 2014 and 2013, respectively. When SCE bills and collects taxes from customers, these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
Power Purchase Agreements
SCE enters into power purchase agreements in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity. Under this classification, the power purchase agreement is evaluated to determine if SCE is the primary beneficiary in the variable interest entity, in which case, such entity would be consolidated. None of SCE's power purchase agreements resulted in consolidation of a variable interest entity at December 31, 2015 and 2014. See Note 3 for further discussion of power purchase agreements that are considered variable interests.
A power purchase agreement may also contain a lease for accounting purposes. This generally occurs when a power purchase agreement (signed or modified after June 30, 2003) designates a specific power plant in which the buyer purchases substantially all of the output and does not otherwise meet a fixed price per unit of output exception. SCE has a number of power purchase agreements that contain leases. SCE's recognition of lease expense conforms to the ratemaking treatment for SCE's recovery of the cost of electricity and is recorded in purchased power. The majority of these agreements are classified as leases as electricity is delivered at rates defined in power sales agreements. See Note 11 for further discussion of SCE's power purchase agreements, including agreements that are classified as operating and capital leases for accounting purposes.

A power purchase agreement that does not contain a lease may be classified as a derivative subject to a normal purchase and sale exception, in which case the power purchase agreement is classified as an executory contract and accounted for on an accrual basis. Most of SCE's QF contracts are not required to be recorded on the consolidated balance sheets because they either do not meet the definition of a derivative or meet the normal purchase and sale exception. SCE purchases power under certain contracts that are not eligible for the normal purchase and sale exception and are recorded as a derivative on the consolidated balance sheets at fair value. See Note 6 for further information on derivative instruments.
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
Leases
SCE enters into power purchase agreements that may contain leases, as discussed under "Power Purchase Agreements" above. SCE has also entered into a number of agreements to lease property and equipment in the normal course of business. Minimum lease payments under operating leases are levelized (total minimum lease payments divided by the number of years of the lease) and recorded as rent expense over the terms of the leases. Lease payments in excess of the minimum are recorded as rent expense in the year incurred.
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

SCE Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At December 31, 2015, SCE's 13-month weighted-average common equity component of total capitalization was 49.9% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $441 million. The remaining $13.2 billion of SCE's net assets are restricted.
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

	Years ended December 31,
(in millions)	2015	2014	2013
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$985	$1,427	$879
Participating securities dividends	(1)	(1)	—
Income from continuing operations available to common shareholders	$984	$1,426	$879
Weighted average common shares outstanding	326	326	326
Basic earnings per share – continuing operations	$3.02	$4.38	$2.70
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$984	$1,426	$879
Income impact of assumed conversions	1	1	1
Income from continuing operations available to common shareholders and assumed conversions	$985	$1,427	$880
Weighted average common shares outstanding	326	326	326
Incremental shares from assumed conversions	3	3	3
Adjusted weighted average shares – diluted	329	329	329
Diluted earnings per share – continuing operations	$2.99	$4.33	$2.67
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 2,046,045, 125,345 and 3,977,894 shares of common stock for the years ended December 31, 2015, 2014 and 2013, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
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
Certain solar projects for commercial customers are organized as limited liability companies and have a noncontrolling equity investor (referred to as tax equity investor) which is entitled to allocations of earnings, tax attributes and cash flows in accordance with contractual agreements that vary over time. This entity is consolidated for financial reporting purposes but is not subject to income taxes as the taxable income (loss) and investment tax credits are allocated to the respective owners. The total assets and liabilities of this entity consolidated at December 31, 2015 were $82 million and $32 million, respectively. Income (loss) of this entity is allocated to the noncontrolling interest based on the hypothetical liquidation at book value ("HLBV") accounting method. The HLBV accounting method is an approach that calculates the change in the claims of each member on the net assets of the investment at the beginning and end of each period. Each member’s claim is equal to the amount each party would receive or pay if the net assets of the investment were to liquidate at book value. Under the contract provisions, the tax equity investor’s claim on net assets decreases rapidly in early years due to allocation of tax benefits resulting in additional non-operating income allocated to Edison International ($16 million in 2015).
During 2014, indirect subsidiaries of Edison Energy Group entered into three non-recourse debt and tax equity financings designed to fund significantly all of their capital requirements for approximately 29 MW solar rooftop projects. In the third quarter of 2015, the borrowings under this financing agreement, were converted to a 7-year term loan. The tax equity investors in these solar projects receive 99% of taxable profits and losses and tax credits of the projects as determined for Federal income tax purposes for a six-year period following the completion of the portfolio of projects and receive a priority return of 2% of their investment per year. After the six-year period, the tax equity investor receives 5% of the taxable profits and losses and cash flow. A subsidiary of Edison International has a call option for a nine-month period following five years after completion of the portfolio of projects to purchase the tax equity investors interest at fair value as defined in the applicable agreement and the tax equity investor has the right to put its ownership interest to such subsidiary in the event that the call option is not exercised.

New Accounting Guidance
Accounting Guidance Adopted
On November 20, 2015, the FASB issued an accounting standards update on the balance sheet classification of deferred taxes. This standard requires that all deferred income tax assets and liabilities be presented as noncurrent in the consolidated balance sheet. Prior to this update, deferred income taxes for each tax-paying component of an entity would be presented in two classifications in the balance sheet: (1) a net current asset or liability and (2) a net noncurrent asset or liability. Edison International and SCE have retrospectively adopted this standard as of December 31, 2015. As a result of the adoption, Edison International reclassified $452 million of current deferred income tax assets to long-term deferred income tax liabilities on the 2014 consolidated balance sheet. SCE reclassified $209 million of current deferred income tax liabilities to long-term deferred income tax liabilities on the 2014 consolidated balance sheet.
Accounting Guidance Not Yet Adopted
On May 28, 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018. The accounting standard update allows for the adoption using a retrospective application or a modified retrospective application. Edison International and SCE are currently evaluating this new guidance and cannot determine the impact of this standard at this time. Edison International and SCE anticipates adopting the standard using the modified retrospective application which means that we would recognize the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in 2018.

On April 7, 2015, the FASB issued an accounting standards update that will require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Currently, these costs are presented as a deferred charge asset. Edison International and SCE will adopt this guidance in the first quarter of 2016. The adoption of this accounting standards update will not have a material impact on Edison International's and SCE's consolidated financial statements.
On April 15, 2015, the FASB issued an accounting standard update on fees paid by a customer for software licenses. This new standard provides guidance about whether a cloud computing arrangement includes a software license which may be capitalized in certain circumstances. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. Edison International and SCE will adopt this guidance prospectively, effective January 1, 2016. The adoption of this standard will not have a material impact on Edison International's and SCE's consolidated financial statements.
On January 5, 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The amendments require equity investments (excluding those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. Currently, these changes are recorded in other comprehensive income. It also amends certain disclosure requirements associated with the fair value of financial instruments. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. Edison International and SCE will adopt this guidance effective January 1, 2018. The adoption of this standard is not expected to have a material impact on Edison International's and SCE's consolidated financial statements.
Note 2.    Property, Plant and Equipment
SCE's property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2015	2014
Transmission	$11,592	$10,391
Distribution	20,871	19,255
Generation	3,138	2,986
General plant and other	4,543	4,889
Accumulated depreciation	(8,548)	(8,132)
	31,596	29,389
Construction work in progress	3,218	3,339
Nuclear fuel, at amortized cost	131	131
Total utility property, plant and equipment	$34,945	$32,859
Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant, and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, ranging from 5 to 15 years and commencing upon operational use. At December 31, 2015 and 2014, capitalized software costs included in general plant and other above, were $1.4 billion and $1.7 billion and accumulated amortization was $892 million and $1.0 billion, respectively. Amortization expense for capitalized software was $268 million, $271 million and $251 million in 2015, 2014 and 2013, respectively. At December 31, 2015, amortization expense is estimated to be approximately $237 million annually for 2016 through 2020.
Jointly Owned Utility Projects
SCE owns undivided interests in several generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income. A portion of the investments in Palo Verde generating stations is included in regulatory assets on the consolidated balance sheets. For further information see Note 10.

The following is SCE's investment in each asset as of December 31, 2015:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Net Book Value	Ownership Interest
Transmission systems:
Eldorado	$186	$38	$20	$—	$204	59%
Pacific Intertie	191	11	79	—	123	50%
Generating station:
Palo Verde (nuclear)	1,928	62	1,538	131	583	16%
Total	$2,305	$111	$1,637	$131	$910
In addition, SCE has ownership interests in jointly owned power poles with other companies.
Note 3.    Variable Interest Entities
A variable interest entity ("VIE") is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. A subsidiary of Edison International is the primary beneficiary of an entity that owns rooftop solar projects (for further information, see Note 1—Redeemable Noncontrolling Interests). Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 11. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,062 MW and 5,641 MW at December 31, 2015 and 2014, respectively, and the amounts that SCE paid to these projects were $640 million and $739 million for the years ended December 31, 2015 and 2014, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

Unconsolidated Trusts of SCE
SCE Trust I, Trust II, Trust III and Trust IV were formed in 2012, 2013, 2014 and 2015 respectively, for the exclusive purpose of issuing the 5.625%, 5.10%, 5.75% and 5.375% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II, Trust III and Trust IV issued trust securities in the face amount of $475 million, $400 million, $275 million and $325 million, respectively, (cumulative, liquidation amount of $25 per share) to the public and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G, Series H and Series J Preference Stock issued by SCE in the principal amount of $475 million, $400 million, $275 million and $325 million (cumulative, $2,500 per share liquidation value), respectively, which have substantially the same payment terms as the trust securities.
The Series F, Series G, Series H and Series J Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G, Series H or Series J Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (see Note 12 for further information). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities when and if the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trusts will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.
The Trust I, Trust II and Trust III balance sheets as of December 31, 2015, and 2014 consisted of investments of $475 million, $400 million and $275 million in the Series F, Series G and Series H Preference Stock respectively, $475 million, $400 million and $275 million of trust securities, respectively and $10,000 each of common stock. The Trust IV balance sheet as of December 31, 2015 consisted of investments of $325 million in the Series J Preference Stock, $325 million of trust securities, and $10,000 of common stock.
The following table provides a summary of the trusts' income statements:

	Years ended December 31,
(in millions)	Trust I	Trust II	Trust III	Trust IV
2015
Dividend income	$27	$20	$16	$6
Dividend distributions	27	20	16	6
2014
Dividend income	$27	$20	$13	*
Dividend distributions	27	20	13	*
2013
Dividend income	$27	$19	*	*
Dividend distributions	27	19	*	*
* Not applicable
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2015 and 2014, nonperformance risk was not material for Edison International and SCE.
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
Level 2 – Edison International's and SCE's Level 2 assets and liabilities include fixed income securities, primarily consisting of U.S. government and agency bonds, municipal bonds and corporate bonds, and over-the-counter derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument.
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
Level 3 – The fair value of SCE's Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes over-the-counter options, tolling arrangements and derivative contracts that trade infrequently such as congestion revenue rights ("CRRs") and other power agreements. Edison International Parent and Other does not have any Level 3 assets and liabilities.
Assumptions are made in order to value derivative contracts in which observable inputs are not available. Changes in fair value are based on changes to forward market prices, including extrapolation of short-term observable inputs into forecasted prices for illiquid forward periods. In circumstances where fair value cannot be verified with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. Modeling methodologies, inputs and techniques are reviewed and assessed as markets continue to develop and more pricing information becomes available and the fair value is adjusted when it is concluded that a change in inputs or techniques would result in a new valuation that better reflects the fair value of those derivative contracts. See Note 6 for a discussion of fair value of derivative instruments.
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$163	$—	$163
Other	28	—	—	—	28
Nuclear decommissioning trusts:
Stocks[2]	1,460	—	—	—	1,460
Fixed income[3]	947	1,776	—	—	2,723
Short-term investments, primarily cash equivalents	91	81	—	—	172
Subtotal of nuclear decommissioning trusts[4]	2,498	1,857	—	—	4,355
Total assets	2,526	1,857	163	—	4,546
Liabilities at fair value
Derivative contracts	—	22	1,311	(15)	1,318
Total liabilities	—	22	1,311	(15)	1,318
Net assets (liabilities)	$2,526	$1,835	$(1,148)	$15	$3,228

	December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$321	$—	$321
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	2,031	—	—	—	2,031
Fixed income[3]	703	1,350	—	—	2,053
Short-term investments, primarily cash equivalents	606	166	—	—	772
Subtotal of nuclear decommissioning trusts[4]	3,340	1,516	—	—	4,856
Total assets	3,373	1,516	321	—	5,210
Liabilities at fair value
Derivative contracts	—	86	1,223	(61)	1,248
Total liabilities	—	86	1,223	(61)	1,248
Net assets (liabilities)	$3,373	$1,430	$(902)	$61	$3,962

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 70% and 73% of SCE's equity investments were located in the United States at December 31, 2015 and 2014, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $111 million and $49 million at December 31, 2015 and 2014, respectively.

[4]
Excludes net payables of $24 million and $57 million at December 31, 2015 and 2014, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $29 million and $30 million at December 31, 2015 and 2014, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	December 31,
(in millions)	2015	2014
Fair value of net liabilities at beginning of period	$(902)	$(805)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(246)	(97)
Purchases	—	27
Settlements	—	(27)
Fair value of net liabilities at end of period	$(1,148)	$(902)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(311)	$(166)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no significant transfers between any levels during 2015 and 2014.

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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
December 31, 2015	$152	$—	Market simulation model and auction prices	Load forecast	6,289 MW - 24,349 MW
				Power prices[1]	$0 - $110.44
				Gas prices[2]	$1.98 - $5.72
December 31, 2014	317	—	Market simulation model and auction prices	Load forecast	7,630 MW - 25,431 MW
				Power prices[1]	$1.65 - $109.95
				Gas prices[2]	$3.65 - $6.53
Tolling
December 31, 2015	10	1,297	Option model	Volatility of gas prices	15% - 58% (20%)
				Volatility of power prices	26% - 38% (30%)
				Power prices	$24.15 - $46.93 ($34.80)
December 31, 2014	4	1,207	Option model	Volatility of gas prices	13% - 53% (20%)
				Volatility of power prices	25% - 42% (30%)
				Power prices	$30.60 - $61.40 ($44.60)
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2015		December 31, 2014
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
Edison International	$11,259	$12,252	$10,738	$12,319
SCE	10,616	11,592	9,924	11,479
The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices and relevant credit information.
The carrying value of Edison International's and SCE's trade receivables and payables, other investments, and short-term debt approximates fair value.

Note 5.    Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2015) of Edison International and SCE:

	December 31,
(in millions)	2015	2014
Edison International Parent and Other:
Debentures and notes:
2016 – 2017 (0% to 3.75%)	$614	$817
Other long-term debt	31	2
Current portion of long-term debt	(216)	(204)
Unamortized debt discount, net	(2)	(5)
Total Edison International Parent and Other	427	610
SCE:
First and refunding mortgage bonds:
2017 – 2045 (1.125% to 6.05%)	9,436	8,875
Pollution-control bonds:
2028 – 2035 (1.375% to 5.0% and variable)[1]	909	779
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	307	307
Current portion of long-term debt	(79)	(300)
Unamortized debt discount, net	(36)	(37)
Total SCE	10,537	9,624
Total Edison International	$10,964	$10,234

[1]	Includes outstanding bonds that have not been retired and may be remarketed to investors in the future. These bonds have variable rates and are due in 2031 at December 31, 2015.
Edison International and SCE long-term debt maturities over the next five years are the following:

(in millions)	Edison International	SCE
2016	$295	$79
2017	903	500
2018	402	400
2019	2	—
2020	1	—
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

Project Financings
Indirect subsidiaries of Edison International entered into a non-recourse debt financing to support investment in approximately 29 megawatts of solar rooftop projects. Borrowings under this financing agreement, were converted to a 7-year term loan during September 2015. As of December 31, 2015, there was approximately $25 million outstanding under this financing at a weighted average interest rate of 3.11% which is classified as long-term debt. As of December 31, 2014, there was $5.1 million outstanding under this financing at a weighted average interest rate of 2.67% which was classified as short-term debt.
During 2014, an indirect subsidiary of Edison International entered into an $80 million non-recourse debt financing to support equity contributions in solar projects. The maturity date of any borrowings under this agreement is December 31, 2036. As of December 31, 2015, there was $6 million outstanding under this agreement at a weighted average interest rate of 9%. At December 31, 2014, there were no loans outstanding under this agreement.
Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio be met. At December 31, 2015, SCE was in compliance with this debt covenant.
All of the properties subject to the Edison Energy Group project financings discussed above are subject to a lien.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at December 31, 2015:

(in millions)	Edison International Parent	SCE
Commitment	$1,250	$2,750
Outstanding borrowings	(646)	(49)
Outstanding letters of credit	—	(125)
Amount available	$604	$2,576
SCE and Edison International have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, with both maturing in July 2020. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At December 31, 2015, commercial paper supported by SCE's credit facility was $49 million at a weighted-average interest rate of 0.51%. At December 31, 2015, letters of credit issued under SCE's credit facility aggregated $125 million and are scheduled to expire in twelve months or less. At December 31, 2014, the outstanding commercial paper was $367 million at a weighted-average interest rate of 0.40%.
At December 31, 2015, Edison International Parent's outstanding commercial paper was $646 million at a weighted-average interest rate of 0.78%. This commercial paper was supported by the $1.25 billion multi-year revolving credit facility. At December 31, 2014, the outstanding commercial paper was $619 million at a weighted-average interest rate of 0.45%.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $38 million and $53 million as of December 31, 2015 and 2014, respectively, for which SCE has posted no collateral and $13 million of collateral to its counterparties at December 31, 2015 and 2014, respectively. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2015, SCE would be required to post $22 million of additional collateral of which $8 million is related to outstanding payables that are net of collateral already posted.
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

	December 31, 2015
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$81	$84	$165	$235	$1,100	$1,335	$1,170
Gross amounts offset in consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(15)	—	(15)	(15)
Net amounts presented in the consolidated balance sheets	$79	$84	$163	$218	$1,100	$1,318	$1,155

	December 31, 2014
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$104	$219	$323	$259	$1,052	$1,311	$988
Gross amounts offset in consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(61)	—	(61)	(61)
Net amounts presented in the consolidated balance sheets	$102	$219	$321	$196	$1,052	$1,248	$927

[1]
In addition, at December 31, 2015 and 2014, SCE had posted $31 million and $36 million, respectively, of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

Income Statement Impact of Derivative Instruments
SCE recognizes realized gains and losses on derivative instruments as purchased power expense and expects that such gains or losses will be part of the purchase power costs recovered from customers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Due to expected future recovery from customers, unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings. The remaining effects of derivative activities and related regulatory offsets are recorded in cash flows from operating activities in the consolidated statements of cash flows.
The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2015	2014	2013
Realized losses	$(148)	$(57)	$(56)
Unrealized (losses) gains	(182)	(147)	93
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2015	2014
Electricity options, swaps and forwards	GWh	6,221	3,618
Natural gas options, swaps and forwards	Bcf	32	83
Congestion revenue rights	GWh	109,740	122,859
Tolling arrangements	GWh	70,663	79,989
Note 7.    Income Taxes
Current and Deferred Taxes
Edison International's sources of income (loss) before income taxes are:

	Years ended December 31,
(in millions)	2015	2014	2013
Income from continuing operations before income taxes	$1,568	$1,979	$1,221
Income (loss) from discontinued operations before income taxes	15	(525)	—
Income before income tax	$1,583	$1,454	$1,221

The components of income tax expense (benefit) by location of taxing jurisdiction are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Current:
Federal	$18	$(99)	$(97)	$72	$(89)	$(119)
State	19	20	(9)	127	101	(19)
	37	(79)	(106)	199	12	(138)
Deferred:
Federal	340	454	317	298	476	345
State	109	68	31	10	(14)	72
	449	522	348	308	462	417
Total continuing operations	486	443	242	507	474	279
Discontinued operations[1]	(21)	(710)	(36)	—	—	—
Total	$465	$(267)	$206	$507	$474	$279

[1]	See Note 15 for a discussion of discontinued operations related to EME.
The components of net accumulated deferred income tax liability are:

	Edison International		SCE
	December 31,
(in millions)	2015	2014	2015	2014
Deferred tax assets:
Property and software related	$675	$572	$675	$571
Nuclear decommissioning trust assets in excess of nuclear ARO liability	360	441	360	441
Loss and credit carryforwards	1,388	1,657	—	205
Regulatory balancing accounts	21	18	21	18
Pension and PBOPs	337	510	154	321
Other	499	582	411	445
Sub-total	3,280	3,780	1,621	2,001
Less valuation allowance	32	29	—	—
Total	3,248	3,751	1,621	2,001
Deferred tax liabilities:
Property-related	9,606	8,709	9,600	8,699
Capitalized software costs	207	285	207	285
Regulatory balancing accounts	202	577	202	577
Nuclear decommissioning trust assets	360	441	360	441
PBOPs	71	227	71	227
Other	189	274	161	171
Total	10,635	10,513	10,601	10,400
Accumulated deferred income tax liability, net[1]	$7,387	$6,762	$8,980	$8,399

[1]	Included in deferred income taxes and credits.

Net Operating Loss and Tax Credit Carryforwards
The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE
	December 31, 2015
(in millions)	Loss Carryforwards	Credit Carryforwards	Loss Carryforwards	Credit Carryforwards
Expire between 2021 to 2034	$1,136	$409	$39	$22
No expiration date	—	54	—	39
Total[1]	$1,136	$463	$39	$61

[1]	Deferred tax assets for net operating loss and tax credit carryforwards are reduced by unrecognized tax benefits of $211 million and $100 million for Edison International and SCE, respectively.

Edison International has recorded a valuation allowance of $32 million for state net operating loss carryforwards estimated to expire unused.

As of December 31, 2015, Edison International and SCE had federal net operating loss carryforwards related to the tax benefit on employee stock plans that would be recorded to additional paid-in capital when realized for the amount of $42 million and $6 million.
Edison International consolidates for federal income tax purposes a group of wind projects referred to as Capistrano Wind.  The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $210 million related to Capistrano Wind. Under a tax allocation agreement, Edison International has recorded the liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind of these tax benefits when realized.
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE
	Years ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Income from continuing operations before income taxes	$1,568	$1,979	$1,221	$1,618	$2,039	$1,279
Provision for income tax at federal statutory rate of 35%	549	693	427	566	714	448
Increase in income tax from:
Items presented with related state income tax, net:
Regulatory asset write-off[1]	382	—	—	382	—	—
State tax, net of federal benefit	5	56	18	34	55	34
Property-related[2]	(341)	(252)	(216)	(341)	(252)	(216)
Change related to uncertain tax positions	(67)	5	14	(94)	12	14
San Onofre OII settlement	—	(23)	24	—	(23)	24
Other	(42)	(36)	(25)	(40)	(32)	(25)
Total income tax expense from continuing operations	$486	$443	$242	$507	$474	$279
Effective tax rate	31.0%	22.4%	19.8%	31.3%	23.2%	21.8%
1 Includes federal and state.

[2]	Includes incremental repair benefit recorded in 2013 to 2015. See discussion of repair deductions below.

The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. Flow-through items reduce current authorized revenue requirements in SCE's rate cases and result in a regulatory asset for recovery of deferred income taxes in future periods. The difference between the authorized amounts as determined in SCE's rate cases, adjusted for balancing and memorandum account activities, and the recorded flow-through items also result in increases or decreases in regulatory assets with a corresponding impact on the effective tax rate to the extent that recorded deferred amounts are expected to be recovered in future rates.
Repair Deductions
Edison International made voluntary elections in 2009 and 2011 to change its tax accounting method for certain tax repair costs incurred on SCE's transmission, distribution and generation assets. Incremental repair deductions represent amounts recognized for regulatory accounting purposes in excess of amounts included in the authorized revenue requirements through the General Rate Case ("GRC") proceedings. Incremental repair deductions for the years 2012 – 2014 resulted in additional income tax benefits of $133 million in 2014 and $89 million in 2013.
As part of the final decision in SCE's 2015 GRC, the CPUC adopted a rate base offset associated with these incremental tax repair deductions during 2012 – 2014. The 2015 rate base offset is $324 million and amortizes on a straight line basis over 27 years. As a result of the rate base offset included in the final decision, SCE recorded an after tax charge of $382 million during the fourth quarter of 2015 to write down the net regulatory asset for recovery of deferred income taxes related to 2012 – 2014 incremental tax repair deductions which is reflected in "Income tax expense" on the consolidated statements of income.
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
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits for continuing and discontinued operations:

	Edison International			SCE
	December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Balance at January 1,	$576	$815	$812	$441	$532	$571
Tax positions taken during the current year:
Increases	54	65	19	48	57	22
Tax positions taken during a prior year:
Increases	66	1	43	23	—	45
Decreases[1]	(165)	(143)	(109)	(159)	(93)	(106)
Increases – deconsolidation of EME[2]	—	—	50	—	—	—
Decreases for settlements during the period[3]	(2)	(162)	—	—	(55)	—
Balance at December 31,	$529	$576	$815	$353	$441	$532

[1]
Decreases in prior year tax positions relate primarily to re-measurement of uncertain tax positions in connection with receipt of the IRS Revenue Agent Report in June 2015. See discussions in Tax Disputes below.

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

As of December 31, 2015 and 2014, if recognized, $440 million and $503 million respectively, of the unrecognized tax benefits would impact Edison International's effective tax rate; and $256 million and $370 million, respectively, of the unrecognized tax benefits would impact SCE's effective tax rate.
Tax Disputes
Tax Years 2007 – 2009
Edison International received a Revenue Agent Report from the IRS in February 2013 which included a proposed adjustment to disallow deductions related to certain capitalized overhead costs. Edison International has tentatively reached an agreement with the IRS regarding this matter, which if finalized, would result in a federal tax liability of approximately $64 million, including interest through December 31, 2015.
Tax Years 2010 – 2012
The IRS Revenue Agent Report was received in June 2015. As a result, Edison International and SCE have re-measured its Federal and State uncertain tax positions and recorded $94 million and $100 million, respectively, of income tax benefits including interest and penalty during the second quarter of 2015. The Revenue Agent Report included a proposed adjustment to disallow deductions related to certain capitalized overhead expenses. Edison International has tentatively reached an agreement with the IRS regarding this matter, which if finalized, would result in a federal tax liability of approximately
$9 million, including interest through December 31, 2015.

Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2007 – 2015 and
2003 – 2015, respectively.
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to income tax liabilities for continuing and discontinued operations are:

	Edison International		SCE
	Years ended December 31,
(in millions)	2015	2014	2015	2014
Accrued interest and penalties	$122	$338	$40	$64
The net after-tax interest and penalties recognized in income tax expense for continuing and discontinued operations are:

	Edison International			SCE
	December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Net after-tax interest and penalties tax benefit (expense)	$9	$41	$(3)	$14	$16	$2

Note 8.    Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The following employer contributions were made for continuing operations:

	Edison International	SCE
(in millions)	Years ended December 31,
2015	$73	$72
2014	71	70
2013	76	76
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $123 million and $94 million, respectively, for the year ending December 31, 2016. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
The funded position of Edison International's pension is sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's pension are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, a regulatory asset has been recorded equal to the unfunded status (See Note 1).

Information on pension plan assets and benefit obligations for continuing and discontinued operations is shown below.

	Edison International		SCE
	Years ended December 31,
(in millions)	2015	2014	2015	2014
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,517	$4,178	$3,999	$3,721
Service cost	142	133	133	124
Interest cost	170	181	150	159
Actuarial (gain) loss	(149)	469	(143)	386
Curtailment gain	—	(5)	—	—
Benefits paid	(305)	(449)	(261)	(391)
Other	(1)	10	—	—
Projected benefit obligation at end of year	$4,374	$4,517	$3,878	$3,999
Change in plan assets
Fair value of plan assets at beginning of year	$3,454	$3,477	$3,217	$3,236
Actual return on plan assets	30	257	27	240
Employer contributions	119	169	97	132
Benefits paid	(305)	(449)	(261)	(391)
Fair value of plan assets at end of year	$3,298	$3,454	$3,080	$3,217
Funded status at end of year	$(1,076)	$(1,063)	$(798)	$(782)
Amounts recognized in the consolidated balance sheets consist of1:
Current liabilities	$(27)	$(27)	$(4)	$(5)
Long-term liabilities	(1,049)	(1,036)	(794)	(777)
	$(1,076)	$(1,063)	$(798)	$(782)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss[1]	$96	$102	$27	$31
Amounts recognized as a regulatory asset:
Prior service cost	$15	$20	$15	$20
Net loss	660	640	660	640
	$675	$660	$675	$660
Total not yet recognized as expense	$771	$762	$702	$691
Accumulated benefit obligation at end of year	$4,200	$4,356	$3,744	$3,881
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$4,374	$4,517	$3,878	$3,999
Accumulated benefit obligation	4,200	4,356	3,744	3,881
Fair value of plan assets	3,298	3,454	3,080	3,217
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.18%	3.85%	4.18%	3.85%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

[1]
The SCE liability excludes a long-term payable due to Edison International Parent of $123 million and $121 million at December 31, 2015 and 2014, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent. SCE's accumulated other comprehensive loss of $27 million and $31 million at December 31, 2015 and 2014, respectively, excludes net loss of $18 million and $22 million related to these benefits.

In 2015 and 2014, Edison International and SCE adopted new mortality tables that the Society of Actuaries released in October each year that reflect changes in life expectancy. At December 31, 2015 and 2014, this adoption resulted in a change in Edison International's pension plans' projected benefit obligation of $(34) million and $214 million, respectively, including $(31) million and $199 million, respectively, for SCE.
Pension expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$142	$133	$162	$139	$128	$159
Interest cost	170	181	170	155	164	167
Expected return on plan assets	(233)	(229)	(222)	(217)	(213)	(222)
Settlement costs[1]	—	45	87	—	42	85
Curtailment gain	—	(4)	—	—	—	—
Amortization of prior service cost	5	5	5	5	5	5
Amortization of net loss[2]	40	12	39	35	7	35
Expense under accounting standards	124	143	241	117	133	229
Regulatory adjustment (deferred)	(6)	8	(53)	(6)	8	(53)
Total expense recognized	$118	$151	$188	$111	$141	$176

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International was zero for the year ended December 31, 2015 and $3 million for the year ended December 31, 2014.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $14 million and $8 million, respectively, for the year ended December 31, 2015. The amount reclassified for Edison International and SCE was $9 million and $4 million, respectively, for the year ended December 31, 2014.

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
The SCE Retirement Plan experienced total actuarial losses of $374 million, including $357 million for SCE during 2014. The actuarial losses in 2014 were primarily due to a decrease in the discount rate (from 4.75% at December 31, 2013 to 4.00% as of August 31, 2014 and 3.85% as of December 31, 2014) due to lower interest rates.
Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss for continuing operations:

	Edison International			SCE
	Years ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Net loss (gain)	$7	$85	$(33)	$(9)	$37	$(24)
Amortization of net loss and other	(15)	(13)	(13)	(9)	(4)	(7)
Total recognized in other comprehensive loss	$(8)	$72	$(46)	$(18)	$33	$(31)
Total recognized in expense and other comprehensive loss	$110	$223	$142	$93	$174	$145

In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated pension amounts that will be amortized to expense in 2016 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net loss to be amortized[1]	$36	$32
Unrecognized prior service cost to be amortized	4	4

[1]	The amount of net loss expected to be reclassified from other comprehensive loss for Edison International's continuing operations and SCE is $11 million and $6 million, respectively.
Edison International and SCE used the following weighted-average assumptions to determine pension expense for continuing operations:

	Years ended December 31,
	2015	2014	2013
Discount rate	3.85%	4.50%	4.13%
Rate of compensation increase	4.00%	4.00%	4.50%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
The following benefit payments, which reflect expected future service, are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2016	$311	$265
2017	310	270
2018	314	280
2019	327	286
2020	327	290
2021 – 2025	1,590	1,447
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
The expected contributions (substantially all of which are expected to be made by SCE) for PBOP benefits are $33 million for the year ended December 31, 2016. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
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
Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2015	2014	2015	2014
Change in benefit obligation
Benefit obligation at beginning of year	$2,784	$2,220	$2,775	$2,211
Service cost	46	40	46	40
Interest cost	102	117	102	117
Special termination benefits	(2)	3	(2)	3
Actuarial (gain) loss	(500)	582	(500)	582
Plan participants' contributions	20	19	20	19
Benefits paid	(100)	(197)	(100)	(197)
Benefit obligation at end of year	$2,350	$2,784	$2,341	$2,775
Change in plan assets
Fair value of plan assets at beginning of year	$2,086	$2,065	$2,086	$2,065
Actual return on assets	6	180	6	180
Employer contributions	24	19	24	19
Plan participants' contributions	20	19	20	19
Benefits paid	(100)	(197)	(100)	(197)
Fair value of plan assets at end of year	$2,036	$2,086	$2,036	$2,086
Funded status at end of year	$(314)	$(698)	$(305)	$(689)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(15)	$(15)	$(15)	$(15)
Long-term liabilities	(299)	(683)	(290)	(674)
	$(314)	$(698)	$(305)	$(689)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$4	$4	$—	$—
Amounts recognized as a regulatory (liability) asset:
Prior service credit	$(9)	$(19)	$(9)	$(19)
Net loss	183	577	183	577
	$174	$558	$174	$558
Total not yet recognized as expense	$178	$562	$174	$558
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.55%	4.16%	4.55%	4.16%
Assumed health care cost trend rates:
Rate assumed for following year	7.50%	7.75%	7.50%	7.75%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2022	2021	2022	2021
During 2015, the PBOP plan had actuarial gains of $500 million primarily related to $300 million in experience gains, $140 million of income from an increase in the discount rate (from 4.16% at December 31, 2014 to 4.55% as of December 31, 2015) due to higher interest rates, and the adoption of new mortality tables, as discussed below.

In 2015 and 2014, Edison International and SCE adopted new mortality tables that the Society of Actuaries released in October each year that reflect changes in life expectancy. At December 31, 2015 and 2014, this adoption resulted in a change in Edison International's PBOP plans' accumulated postretirement benefit obligation of $(62) million and $308 million, respectively, including $(61) million and $307 million, respectively, for SCE.
PBOP expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Service cost	$46	$40	$49	$46	$40	$48
Interest cost	102	117	98	102	117	97
Expected return on plan assets	(116)	(108)	(114)	(116)	(108)	(114)
Special termination benefits[1]	1	3	11	1	3	11
Amortization of prior service credit	(12)	(36)	(36)	(12)	(35)	(35)
Amortization of net loss	3	6	24	2	5	24
Total expense	$24	$22	$32	$23	$22	$31

[1]	Due to the reduction in workforce, SCE has incurred costs for extended retiree health care coverage.
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated PBOP amounts that will be amortized to expense in 2016 for continuing operations are as follows:

	Edison International	SCE
Unrecognized prior service credit to be amortized	$(3)	$(3)
Edison International and SCE used the following weighted-average assumptions to determine PBOP expense for continuing operations:

	Years ended December 31,
	2015	2014	2013
Discount rate	4.16%	5.00%	4.25%
Expected long-term return on plan assets	5.50%	5.50%	6.70%
Assumed health care cost trend rates:
Current year	7.75%	7.75%	8.50%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2021	2020	2020
A one-percentage-point change in assumed health care cost trend rate would have the following effects on continuing operations:

	Edison International		SCE
(in millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on accumulated benefit obligation as of December 31, 2015	$251	$(206)	$250	$(205)
Effect on annual aggregate service and interest costs	12	(9)	12	(9)

The following benefit payments are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2016	$101	$101
2017	106	106
2018	111	110
2019	115	114
2020	119	118
2021 – 2025	649	646
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for 2015 pension plan assets were 29% for U.S. equities, 17% for non-U.S. equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. Target allocations for 2015 PBOP plan assets (except for Represented VEBA which is 85% for fixed income, 10% for opportunistic/private equities, and 5% global equities) are 41% for U.S. equities, 17% for non-U.S. equities, 34% for fixed income, 7% for opportunistic and/or alternative investments, and 1% for other investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.
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

Pension Plan
The following table sets forth the Master Trust investments for Edison International and SCE that were accounted for at fair value as of December 31, 2015 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
U.S. government and agency securities[1]	$127	$298	$—	$425
Corporate stocks[2]	720	16	—	736
Corporate bonds[3]	—	755	—	755
Common/collective funds[4]	—	640	—	640
Partnerships/joint ventures[5]	—	111	214	325
Other investment entities[6]	—	263	—	263
Registered investment companies[7]	117	4	—	121
Interest-bearing cash	6	—	—	6
Other	1	96	—	97
Total	$971	$2,183	$214	$3,368
Receivables and payables, net				(70)
Net plan assets available for benefits				$3,298
SCE's share of net plan assets				$3,080
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2014 by asset class and level within the fair value hierarchy:

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

[2]
Corporate stocks are diversified. For both 2015 and 2014, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (59%) and Morgan Stanley Capital International (MSCI) index (41%).

[3]
Corporate bonds are diversified. At December 31, 2015 and 2014, respectively, this category includes $123 million and $102 million for collateralized mortgage obligations and other asset backed securities of which $25 million and $15 million are below investment grade.

[4]
At December 31, 2015 and 2014, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (46% and 32%), Russell 1000 indexes (14% and 18%) and the MSCI Europe, Australasia and Far East (EAFE) Index (16% and 20%). A non-index U.S. equity fund representing 22% and 27% of this category for 2015 and 2014, respectively, is actively managed.

[5]
Partnerships/joint venture Level 2 investments consist primarily of a partnership which invests in publicly traded fixed income securities. At December 31, 2015 and 2014, respectively, 22% and 55% of the Level 3 partnerships are invested in (1) asset backed securities, including distressed mortgages and (2) commercial and residential loans and debt and equity of banks. At December 31, 2015 and 2014, respectively, 78% and 45% of the Level 3 partnerships are invested in private equity funds with investment strategies that include branded consumer products, clean technology and California geographic focus companies.

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

At December 31, 2015 and 2014, approximately 63% and 65%, respectively, of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
The following table sets forth a summary of changes in the fair value of Edison International's and SCE's Level 3 investments:

(in millions)	2015	2014
Fair value, net at beginning of period	$289	$390
Actual return on plan assets:
Relating to assets still held at end of period	47	114
Relating to assets sold during the period	(17)	(44)
Purchases	38	13
Dispositions	(143)	(184)
Transfers in and/or out of Level 3	—	—
Fair value, net at end of period	$214	$289
Postretirement Benefits Other than Pensions
The following table sets forth the VEBA Trust assets for SCE that were accounted for at fair value as of December 31, 2015 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	Total
Common/collective funds[1]	$—	$424	$—	$424
Corporate stocks[2]	222	—	—	222
Corporate notes and bonds[3]	—	867	—	867
Partnerships[4]	—	20	73	93
U.S. government and agency securities[5]	200	42	—	242
Registered investment companies[6]	60	3	—	63
Interest bearing cash	31	—	—	31
Other[7]	5	113	—	118
Total	$518	$1,469	$73	$2,060
Receivables and payables, net				(24)
Combined net plan assets available for benefits				$2,036

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

[1]
At both December 31, 2015 and 2014, 38% of the common/collective assets are invested in a large cap index fund which seeks to track performance of the Russell 1000 index. 41% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index Investable Market Index and MSCI Europe, Australasia and Far East (EAFE) Index. 17% in a non-index U.S. equity fund which is actively managed.

[2]	Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (47%) and the MSCI All Country World Index (53%) for both 2015 and 2014.

[3]
Corporate notes and bonds are diversified and include approximately $27 million and $31 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2015 and 2014, respectively.

[4]
At December 31, 2015 and 2014, respectively, 29% and 50% of the Level 3 partnerships category is invested in (1) asset backed securities including distressed mortgages, (2) distressed companies and (3) commercial and residential loans and debt and equity of banks. At December 31, 2015 and 2014, respectively, 71% and 50% of the Level 3 partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare.

[5]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

[6]	Level 1 registered investment companies consist of a money market fund.

[7]	Other includes $97 million and $111 million of municipal securities at December 31, 2015 and 2014, respectively.
At both December 31, 2015 and 2014, approximately 71% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
The following table sets forth a summary of changes in the fair value of PBOP Level 3 investments:

(in millions)	2015	2014
Fair value, net at beginning of period	$105	$164
Actual return on plan assets
Relating to assets still held at end of period	(6)	18
Relating to assets sold during the period	15	(1)
Purchases	7	9
Dispositions	(47)	(85)
Transfers in and/or out of Level 3	—	—
Fair value, net at end of period	$74	$105

Stock-Based Compensation
Edison International maintains a shareholder approved incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is 49.5 million shares, plus the number of any shares subject to awards issued under Edison International's prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued ("carry-over shares"). As of December 31, 2015, Edison International had approximately 18 million shares remaining for future issuance under its stock-based compensation plans.
The following table summarizes total expense and tax benefits (expense) associated with stock based compensation:

	Edison International			SCE
	Years ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Stock-based compensation expense[1]:
Stock options	$14	$16	$15	$8	$8	$11
Performance shares	7	16	4	4	8	2
Restricted stock units	7	7	7	4	4	4
Other	1	1	1	—	—	—
Total stock-based compensation expense	$29	$40	$27	$16	$20	$17
Income tax benefits related to stock compensation expense	$12	$16	$11	$7	$8	$7
Excess tax benefits[2]	15	15	5	23	20	2

[1]	Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.

[2]
Reflected in "Settlements of stock-based compensation, net" in the financing section of Edison International's and SCE's consolidated statements of cash flows and in "Common stock" in Edison International's consolidated balance sheets and "Additional paid-in capital" in SCE's consolidated balance sheets.

Stock Options
Under various plans, Edison International has granted stock options at exercise prices equal to the closing price at the grant date. Prior to 2007, average of the high and low price was used. Edison International may grant stock options and other awards related to or with a value derived from its common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of four years of continuous service, with expense recognized evenly over the requisite service period, except for awards granted to retirement-eligible participants, as discussed in "Stock-Based Compensation" in Note 1. Additionally, Edison International will substitute cash awards to the extent necessary to pay tax withholding or any government levies.
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2015	2014	2013
Expected terms (in years)	5.9	6.0	6.2
Risk-free interest rate	1.6% – 2.1%	1.8% – 2.1%	1.0% – 2.1%
Expected dividend yield	2.6% – 3.2%	2.4% – 2.7%	2.7% – 3.1%
Weighted-average expected dividend yield	2.6%	2.7%	2.8%
Expected volatility	16.4% – 17.0%	17.8% – 19.1%	17.7% – 18.6%
Weighted-average volatility	16.5%	18.9%	17.7%

The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity equals the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2015. The volatility period used was 71 months, 72 months and 74 months at December 31, 2015, 2014 and 2013, respectively.
The following is a summary of the status of Edison International's stock options:

		Weighted-Average
	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2014	13,618,735	$42.84
Granted	2,030,342	63.57
Expired	—	—
Forfeited	(171,107)	51.87
Exercised	(2,611,373)	43.14
Outstanding at December 31, 2015	12,866,597	45.93	5.84
Vested and expected to vest at December 31, 2015	12,762,577	45.81	5.82	$180
Exercisable at December 31, 2015	8,928,807	40.79	4.73	$165
SCE:
Outstanding at December 31, 2014	6,002,160	$43.82
Granted	1,099,566	63.52
Expired	—	—
Forfeited	(109,719)	53.45
Exercised	(1,085,438)	41.74
Transfers, net	(66,512)	40.88
Outstanding at December 31, 2015	5,840,057	47.77	6.20
Vested and expected to vest at December 31, 2015	5,771,064	47.62	6.17	$72
Exercisable at December 31, 2015	3,751,272	42.17	4.99	$64
At December 31, 2015, total unrecognized compensation cost related to stock options and the weighted-average period the cost is expected to be recognized are as follows:

(in millions)	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures	$13	$9
Weighted-average period (in years)	2.3	2.4

Supplemental Data on Stock Options

	Edison International			SCE
	Years ended December 31,
(in millions, except per award amounts)	2015	2014	2013	2015	2014	2013
Stock options:
Weighted average grant date fair value per option granted	$7.54	$7.26	$5.40	$7.53	$7.34	$5.38
Fair value of options vested	20	17	17	11	9	10
Cash used to purchase shares to settle options	170	300	199	69	181	130
Cash from participants to exercise stock options	113	205	140	45	125	92
Value of options exercised	57	95	59	24	56	38
Tax benefits from options exercised	23	39	24	10	23	15
Performance Shares
A target number of contingent performance shares were awarded to executives in March 2015, 2014 and 2013 and vest at the end of a three year period for each grant. The vesting of the grants is dependent upon market and financial performance conditions and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents). Performance shares awarded in 2014 and 2013 that are earned are settled half in cash and half in common stock, while performance shares awarded in 2015 that are earned are settled solely in cash. The portion of performance shares that can be settled in cash is classified as a share-based liability award. The fair value of these shares is remeasured at each reporting period and the related compensation expense is adjusted. The portion of performance shares payable in common stock is classified as a share-based equity award. Compensation expense related to these shares is based on the grant-date fair value, which for each share is determined as the closing price of Edison International common stock on the grant date; however, with respect to the portion of the performance shares payable in common stock that is subject to the financial performance condition defined in the grants, the number of performance shares expected to be earned is subject to revision and updated at each reporting period, with a related adjustment of compensation expense. Performance shares expense is recognized ratably over the requisite service period based on the fair values determined (subject to the adjustments discussed above), except for awards granted to retirement-eligible participants.
The fair value of market condition performance shares is determined using a Monte Carlo simulation valuation model.

The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards		Liability Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Fair Value
Edison International:
Nonvested at December 31, 2014	128,300	$55.66	127,975	$92.92
Granted	—	—	109,154
Forfeited	(4,035)	55.93	(5,183)
Vested[1]	(66,486)	50.85	(66,317)
Nonvested at December 31, 2015	57,779	61.18	165,629	68.44
SCE:
Nonvested at December 31, 2014	71,797	$56.06	71,520	$92.33
Granted	—	—	59,213
Forfeited	(1,717)	56.89	(2,867)
Vested[1]	(36,891)	50.82	(36,748)
Affiliate transfers, net	(726)	54.81	(725)
Nonvested at December 31, 2015	32,463	62.01	90,393	68.64

[1]	Relates to performance shares that will be paid in 2016 as performance targets were met at December 31, 2015.
Restricted Stock Units
Restricted stock units were awarded to Edison International's and SCE's executives in March 2015, 2014 and 2013 and vest and become payable on January 2, 2018, January 3, 2017 and December 31, 2015, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period.
The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	433,319	$47.89	231,364	$48.26
Granted	120,469	63.57	65,237	63.52
Forfeited	(10,210)	52.09	(5,108)	54.04
Vested	(295,435)	45.74	(155,046)	45.98
Affiliate transfers, net	—	—	(2,072)	45.35
Nonvested at December 31, 2015	248,143	57.89	134,375	58.13
The fair value for each restricted stock unit awarded is determined as the closing price of Edison International common stock on the grant date.

Workforce Reductions
SCE continues to focus on productivity improvements to mitigate rate pressure from its capital program, optimize its cost structure and improve operational efficiency, which is expected to result in further workforce reductions through 2016. During the year ended December 31, 2015, SCE increased the estimated impact for approved workforce reductions. The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2015	$35
Additions	26
Payments	(39)
Balance at December 31, 2015	$22
The liability presented in the table above is reflected in "Other current liabilities" on the consolidated balance sheets. The severance costs are included in "Operation and maintenance" on the consolidated statements of income.
Note 9.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs of removal of SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments:

	Longest Maturity Date	Amortized Cost		Fair Value
		December 31,
(in millions)		2015	2014	2015	2014
Stocks	—	$304	$524	$1,460	$2,031
Municipal bonds	2054	691	681	840	822
U.S. government and agency securities	2046	1,070	777	1,128	836
Corporate bonds	2057	708	346	755	395
Short-term investments and receivables/payables[1]	One-year	144	692	148	715
Total		$2,917	$3,020	$4,331	$4,799

[1]
Short-term investments include $81 million and $164 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by January 5, 2016 and January 7, 2015 as of December 31, 2015 and 2014, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.4 billion and $1.8 billion at December 31, 2015 and 2014, respectively.

The following table sets forth a summary of changes in the fair value of the trusts:

	Years ended December 31,
(in millions)	2015	2014	2013
Balance at beginning of period	$4,799	$4,494	$4,048
Gross realized gains	326	197	300
Gross realized losses	(26)	(5)	(32)
Unrealized (losses) gains	(364)	75	160
Other-than-temporary impairments	(29)	(14)	(47)
Interest, dividends and other	115	118	113
Contributions	54	5	22
Income taxes	(64)	(62)	(66)
Decommissioning disbursements	(471)	(4)	—
Administrative expenses and other	(9)	(5)	(4)
Balance at end of period	$4,331	$4,799	$4,494
Trust assets are used to pay income taxes as the Trust files separate income taxes returns from SCE. Deferred income taxes related to unrealized gains at December 31, 2015 were $360 million. Accordingly, the fair value of Trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion at December 31, 2015. Due to regulatory mechanisms, changes in assets of the trusts from income items have no impact on operating revenue or earnings.

For the year ended December 31, 2015, the trust reimbursed SCE for $471 million of 2013, 2014 and 2015 Units 2 and 3 decommissioning costs. Under the San Onofre OII Settlement Agreement, recoveries from the nuclear decommissioning trusts of 2013 and 2014 decommissioning costs were refunded to customers primarily through ERRA.
Acquisitions
On December 31, 2015, Edison Energy acquired three businesses for an aggregate purchase price of approximately
$100 million. Under the terms of the acquisition agreements, the sellers are entitled to additional consideration in the event that certain financial thresholds are achieved. The maximum amount that could be earned under these agreements is approximately $50 million over a four year period. The majority of the purchase price was allocated to goodwill and identifiable intangibles ($90 million). Purchase price allocations are preliminary and subject to change.
Note 10.    Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased-power, demand-side management programs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.90% in 2015 and 2014. The CPUC also authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.

Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2015	2014
Current:
Regulatory balancing accounts	$382	$1,088
Energy derivatives	159	159
Other	19	7
Total current	560	1,254
Long-term:
Deferred income taxes, net	3,757	3,405
Pensions and other postretirement benefits	849	1,218
Energy derivatives	1,027	850
Unamortized investments, net	182	255
San Onofre	1,043	1,288
Unamortized loss on reacquired debt	201	201
Regulatory balancing accounts	36	44
Environmental remediation	129	107
Other	288	244
Total long-term	7,512	7,612
Total regulatory assets	$8,072	$8,866
SCE's regulatory assets related to energy derivatives are primarily an offset to unrealized losses on derivatives. The regulatory asset changes based on fluctuations in the fair market value of the contracts, in which the original contracts expire in 2 to 45 years.
SCE's regulatory assets related to deferred income taxes represent tax benefits passed through to customers. The CPUC requires SCE to flow through certain deferred income tax benefits to customers by reducing electricity rates, thereby deferring recovery of such amounts to future periods. Based on current regulatory ratemaking and income tax laws, SCE expects to recover its regulatory assets related to deferred income taxes over the life of the assets that give rise to the accumulated deferred income taxes, approximately from 1 to 60 years.
SCE's regulatory assets related to pensions and other post-retirement plans represent the unfunded net loss and prior service costs of the plans (see "Pension Plans and Postretirement Benefits Other than Pensions" discussion in Note 8). This amount is being recovered through rates charged to customers.
SCE's unamortized investments primarily include nuclear assets related to Palo Verde and legacy meters retired as part of the Edison SmartConnect® program. Nuclear assets related to Palo Verde are expected to be recovered by 2047 and earned a return of 7.90% in 2015 and 2014. SCE's unamortized investments related to legacy meters are expected to be recovered by 2017 and earned a rate of return of 6.46% in 2015 and 2014.
In accordance with the San Onofre OII Settlement Agreement, SCE is authorized to recover in rates its San Onofre regulatory asset, generally over a ten-year period commencing February 1, 2012. Under the San Onofre OII Settlement Agreement (see Note 11), SCE was allowed to earn a rate of return of 2.62% for the period 2014 – 2015 and is authorized to continue to earn this rate as adjusted during the amortization period thereafter with changes in SCE's authorized return on debt and preferred equity. SCE's regulatory assets related to San Onofre nuclear fuel will earn a return equal to commercial paper rate that the CPUC uses to calculate interest on balancing accounts.
SCE's net regulatory asset related to its unamortized loss on reacquired debt will be recovered over the original amortization period of the reacquired debt over periods ranging from 1 to 35 years.
SCE's regulatory assets related to environmental remediation represents a portion of the costs incurred at certain sites that SCE is allowed to recover through customer rates. See "Environmental Remediation" discussed in Note 11.

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2015	2014
Current:
Regulatory balancing accounts	$1,106	$380
Other	22	21
Total current	1,128	401
Long-term:
Costs of removal	2,781	2,826
Recoveries in excess of ARO liabilities[1]	1,502	1,956
Regulatory balancing accounts	1,314	1,083
Other	79	24
Total long-term	5,676	5,889
Total regulatory liabilities	$6,804	$6,290

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
SCE's regulatory liability equal to nuclear decommissioning trust assets in excess of the related asset retirement obligations which represent future refunds to customers if such assets are not used to decommission the related nuclear facilities. The decrease in this regulatory liability resulted from SCE's obtaining access of decommissioning funds for Units 2 and 3 and changes in market value for decommissioning trust funds for nuclear assets. For further information, see Note 1 and Note 9.
Net Regulatory Balancing Accounts
Balancing account over and under collections represent differences between cash collected in current rates for specified forecasted costs and such costs that are actually incurred. Undercollections are recorded as regulatory balancing account assets. Overcollections are recorded as regulatory balancing account liabilities. With some exceptions, SCE seeks to adjust rates on an annual basis or at other designated times to recover or refund the balances recorded in its balancing accounts. Regulatory balancing accounts that SCE does not expect to collect or refund in the next 12 months are reflected in the long-term section of the consolidated balance sheets. Regulatory balancing accounts do not have the right of offset and are presented gross in the consolidated balance sheets. Under and over collections accrue interest based on a three-month commercial paper rate published by the Federal Reserve.

The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2015	2014
Asset (liability)
Energy resource recovery account	$(439)	$1,028
New system generation balancing account	(171)	35
Public purpose programs and energy efficiency programs	(683)	(874)
Base rate recovery balancing account	(319)	(5)
Tax accounting memorandum account and pole loading	(248)	—
Greenhouse gas auction revenue	(75)	(182)
FERC balancing accounts	74	(32)
Generator settlements	(4)	(197)
Other	(137)	(104)
Liability	$(2,002)	$(331)
The 2015 GRC established a tax accounting memorandum account (referred to as "TAMA"), which provides that additional 2015 – 2017 tax benefits or costs associated with the following events be tracked: (1) tax accounting method changes, (2) changes in tax laws and regulations impacting depreciation or tax repair deductions, (3) forecasted and actual differences in tax repair deductions, and (4) the impact, if any, of a private letter ruling related to compliance with normalization regulations of the IRS. As a result of this memorandum account, together with the balancing account for pole loading expenditures, any differences between the forecasted tax repair deductions and actual tax repair deductions for 2015 – 2017 will be adjusted annually through customer rates. The TAMA will also reflect the revenue requirement impact of the extension of bonus depreciation.
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
Note 11.    Commitments and Contingencies
Third-Party Power Purchase Agreements
SCE entered into various agreements, which were approved by the CPUC and met critical contract provisions (including completion of major milestones for construction), to purchase power and electric capacity, including:

•
Renewable Energy Contracts – California law requires retail sellers of electricity to comply with a RPS by delivering renewable energy, primarily through power purchase contracts. Renewable energy contracts generally contain escalation clauses requiring increases in payments. As of December 31, 2015, SCE had 93 renewable energy contracts which expire at various dates through 2038.

•
Qualifying Facility Power Purchase Agreements – Under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are qualifying co-generation facilities and qualifying small power production facilities ("QFs"). As of December 31, 2015, SCE had 71 QF contracts.

•
Other Power Purchase Agreements – SCE has entered into agreements with third parties, including 6 combined heat and power contracts, 9 tolling arrangements and 11 resource adequacy contracts which expire at various dates through 2025.

At December 31, 2015, the undiscounted future minimum expected payments for the SCE power purchase agreements that have been approved by the CPUC and have completed major milestones for construction were as follows:

(in millions)	Renewable Energy Contracts	QF Power Purchase Agreements	Other Purchase Agreements
2016	$1,234	$223	$741
2017	1,417	189	758
2018	1,472	149	589
2019	1,562	87	503
2020	1,605	39	459
Thereafter	21,439	69	1,022
Total future commitments	$28,729	$756	$4,072
The table above includes contractual obligations for power procurement contracts that met the critical contract provisions as of December 31, 2015. Additionally, as of December 31, 2015, SCE has signed contracts that have not met the critical contract provisions that would increase contractual obligations by $29 million in 2016, $166 million in 2017, $257 million in 2018, $352 million in 2019, $747 million in 2020 and $16.4 billion thereafter, if all principal provisions are completed.
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

(in millions)	Operating Leases	Capital Leases
2016	$374	$1
2017	354	1
2018	250	2
2019	186	2
2020	174	2
Thereafter	1,745	10
Total future commitments	$3,083	$18
Amount representing executory costs		(7)
Amount representing interest		(3)
Net commitments		$8
Operating lease expense for power purchase agreements was $1.7 billion in 2015, $1.7 billion in 2014 and $1.5 billion in
2013 (including contingent rents of $1.1 billion in 2015, $944 million in 2014 and $843 million in 2013). The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power.
At December 31, 2015 and 2014, SCE's net capital leases reflected in utility plant on the consolidated balance sheets were $8 million and $203 million, including accumulated amortization of $2 million and $46 million, respectively. SCE had $1 million and $7 million included in "Other current liabilities" and $7 million and $196 million included in "Other deferred credits and other long-term liabilities" at December 31, 2015 and 2014, respectively, representing the present value of the minimum lease payments due under these contracts recorded on the consolidated balance sheets.

Other Lease Commitments
The following summarizes the estimated minimum future commitments for SCE's noncancelable other operating leases (excluding SCE's power purchase agreements discussed above):

(in millions)	Operating Leases – Other
2016	$68
2017	52
2018	44
2019	35
2020	27
Thereafter	271
Total future commitments	$497
Operating lease expense for other leases (primarily related to vehicles, office space, nuclear fuel storage space and other equipment) were $80 million in 2015, $96 million in 2014 and $78 million in 2013. Certain leases on office facilities contain escalation clauses requiring annual increases in rent. The rentals payable under these leases may increase by a fixed amount each year, a percentage over base year, or the customer price index.
Other Commitments
The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total
Other contractual obligations	$181	$140	$101	$56	$59	$547	$1,084
Costs incurred for other commitments were $182 million in 2015, $90 million in 2014 and $153 million in 2013. SCE has fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. SCE also has commitments related to maintaining reliability and expanding SCE's transmission and distribution system.
The table above excludes other contractual obligations that have not met the critical contract provisions. As of December 31, 2015, SCE has signed capacity reduction contracts that have not met critical contract provisions and are, therefore, not included in the table above. These contracts would increase the contractual obligations by $10 million in 2017, $98 million in 2018, $82 million in 2019, $79 million in 2020 and $483 million thereafter, if all principal provisions are completed.
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
Settlement of San Onofre CPUC Proceedings
In November 2014, the CPUC approved the San Onofre OII Settlement Agreement that SCE had entered into with TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. The San Onofre OII Settlement Agreement resolved the CPUC's investigation regarding the Steam Generator Replacement Project at San Onofre and the related outages and subsequent shutdown of San Onofre. The San Onofre OII Settlement Agreement does not affect proceedings related to recoveries from third parties described below, but does describe how shareholders and customers will share any recoveries.
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
In April 2015, the Alliance for Nuclear Responsibility ("A4NR") filed a petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement based on SCE's alleged failures to disclose communications between SCE and CPUC decision-makers pertaining to issues in the San Onofre OII. The petition seeks the reversal of the decision approving the San Onofre OII Settlement Agreement and reopening of the OII proceeding. Subsequently, TURN and ORA filed responses supporting A4NR's petition to reopen the San Onofre OII proceeding. In August 2015, ORA filed its own petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement seeking to set aside the settlement and reopen the San Onofre OII proceeding. SCE and SDG&E responded to this petition in September 2015. Both petitions remain pending before the CPUC.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its Chief Executive Officer and Chief Financial Officer and was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015.
Subsequently and also in July 2015, a federal shareholder derivative lawsuit was filed against members of the Edison International Board of Directors for breach of fiduciary duty and other claims. The federal derivative lawsuit is based on similar allegations to the federal class action securities lawsuit and seeks monetary damages, including punitive damages, and various corporate governance reforms. An additional federal shareholder derivative lawsuit making essentially the same allegations was filed in August and was subsequently consolidated with the July 2015 federal derivative lawsuit.
In October 2015, a shareholder derivative lawsuit was filed in California state court against members of the Edison International Board of Directors for breach of fiduciary duty and other claims, making similar allegations to those in the federal derivative lawsuits discussed above.

In November 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its Chief Executive Officer and Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act ("ERISA"). The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII.
Edison International and SCE cannot predict the outcome of these proceedings.
Ex Parte Communications
In February 2015, SCE filed in the San Onofre OII proceeding a Late-Filed Notice of Ex Parte Communication regarding a meeting in March 2013 between an SCE senior executive and the president of the CPUC, both of whom have since retired from their respective positions. In August 2015, the OII Administrative Law Judge issued a ruling that nine additional communications should have been reported in addition to a March 2013 communication that SCE had reported in February 2015. In December 2015, the CPUC issued a final decision that imposed a penalty of $16.74 million in connection with eight communications that the decision finds should have been reported and two violations of a CPUC ethical rule (reflected in "Operation and maintenance" on the consolidated statements of income).
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
In October 2015, San Onofre owners reached an agreement with NEIL to resolve all insurance claims arising out of the failures of the San Onofre replacement steam generators for a total payment by NEIL of $400 million (SCE's share of which is approximately $313 million). According to the terms of the San Onofre OII Settlement Agreement, the settlement proceeds will be applied to reimburse the costs of pursuing the recovery and then allocated 95% to customers and 5% to SCE
($20 million pre-tax). SCE customers' portion of amounts recovered from NEIL has been distributed to SCE customers via a credit to SCE's ERRA account.

MHI Claims
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and a related company ("MHI"), which designed and supplied the RSGs. MHI warranted the RSGs for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's stated liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to
$138 million. MHI has advised SCE that it disagrees. In October 2013, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its customers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other San Onofre owners sued MHI, alleging claims arising from MHI's supplying the faulty steam generators. These litigation claims have been stayed pending the arbitration. The other co-owners (SDG&E and Riverside) have been added as additional claimants in the arbitration. The arbitration is being conducted pursuant to a confidentiality order issued by the arbitration panel. Hearings are expected to occur in the first half of 2016 and a decision may be issued by year-end 2016.
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
The San Onofre OII Settlement Agreement provides the utilities with the discretion to resolve the NEIL and MHI disputes without CPUC approval or review, but the utilities are obligated to use their best efforts to inform the CPUC of any settlement or other resolution of these disputes to the extent this is possible without compromising any aspect of the resolution. SCE and SDG&E have also agreed to allow the CPUC to review the documentation of any final resolution of the NEIL and MHI disputes and the litigation costs incurred in pursuing claims against NEIL and MHI to ensure they are not exorbitant in relation to the recovery obtained. There is no assurance that there will be any recovery from MHI or, if there is a recovery, that it will equal or exceed the litigation costs incurred to pursue the recovery.
Long Beach Service Interruptions
In July 2015, SCE's customers who are served via the network portion of SCE's electric system in Long Beach, California experienced service interruptions due to multiple underground vault fires and underground cable failures. No personal injuries have been reported in connection with these events. SCE instituted an internal investigation and commissioned an external investigation of these events and their causes, which revealed that the main cause of the interruptions was a lack of adequate management oversight of the downtown network system. The investigations also revealed deficiencies in maintaining the knowledge base on the configuration and operation of the system, and a lack of sophisticated controls needed to more efficiently and effectively prevent and respond to the cascading events that occurred. These events and their causes are also being investigated by the CPUC's SED. SCE is unable to estimate a possible loss or range of loss associated with any penalties that may be imposed by the CPUC related to this matter. Subject to applicable deductibles, SCE is generally insured against customer claims arising from these service interruptions.

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
At December 31, 2015, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $131 million, including $80 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $3 million. Of the $134 million total environmental remediation liability for SCE, $129 million has been recorded as a regulatory asset. SCE expects to recover $47 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $82 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $164 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $26 million. Costs incurred for years ended December 31, 2015, 2014 and 2013 were $5 million, $4 million and $8 million, respectively.
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
Nuclear Insurance
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.5 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($375 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). The balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site, all nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.
The ANI Facility Form coverage includes broad liability protection for bodily injury or offsite property damage caused by nuclear material at San Onofre, or while in transit to or from San Onofre. The Facility Form, however, includes several exclusions. First, it excludes onsite property damage to the nuclear facility itself and onsite cleanup costs, but as discussed below SCE maintains separate NEIL property damage coverage for such events. Second, tort claims of onsite workers are excluded, but SCE also maintains an ANI Master Worker Form policy that provides coverage for non-licensee workers. This program provides a shared industry aggregate limit of $375 million. Industry losses covered by this program could reduce limits available to SCE. Third, offsite environmental costs arising out of government orders or directives, including those issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA, are excluded, with minor exceptions from clearly identifiable accidents.

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
Spent Nuclear Fuel
Under federal law, the Department of Energy ("DOE") is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has not met its contractual obligation to accept of spent nuclear fuel. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. Currently, both San Onofre and Palo Verde have interim storage for spent nuclear fuel on site sufficient for their current license period.
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. SCE, as operating agent, filed a lawsuit on behalf of the San Onofre owners against the DOE in the Court of Federal Claims seeking damages of approximately $182 million for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. Additional legal action would be necessary to recover damages incurred after December 31, 2013. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 12.    Preferred and Preference Stock of Utility
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. SCE's outstanding shares are not subject to mandatory redemption. There are no dividends in arrears for the preferred or preference shares. Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's common stock and preference stock. All cumulative preferred shares are redeemable. When preferred shares are redeemed, the premiums paid, if any, are charged to common equity. No preferred shares were issued or redeemed in the years ended December 31, 2015, 2014 and 2013. There is no sinking fund requirement for redemptions or repurchases of preferred shares.
Shares of SCE's preference stock rank junior to all of the preferred stock and senior to all common stock. Shares of SCE's preference stock are not convertible into shares of any other class or series of SCE's capital stock or any other security. There is no sinking fund requirement for redemptions or repurchases of preference shares.

Preferred stock and preference stock is:

	Shares Outstanding	Redemption Price	December 31,
(in millions, except shares and per-share amounts)			2015	2014
Cumulative preferred stock
$25 par value:
4.08% Series	650,000	$25.50	$16	$16
4.24% Series	1,200,000	25.80	30	30
4.32% Series	1,653,429	28.75	41	41
4.78% Series	1,296,769	25.80	33	33
Preference stock
No par value:
4.51% Series A (variable and noncumulative)	3,250,000	100.00	—	325
6.50% Series D (cumulative)	1,250,000	100.00	125	125
6.25% Series E (cumulative)	350,000	1,000.00	350	350
5.625% Series F (cumulative)	190,004	2,500.00	475	475
5.10% Series G (cumulative)	160,004	2,500.00	400	400
5.75% Series H (cumulative)	110,004	2,500.00	275	275
5.375% Series J (cumulative)	130,004	2,500.00	325	—
SCE's preferred and preference stock			2,070	2,070
Less issuance costs			(50)	(48)
Edison International's preferred and preference stock of utility			$2,020	$2,022
Shares of Series D and E preference stock, issued in 2011 and 2012, respectively, may be redeemed at par, in whole or in part, after March 1, 2016 and February 1, 2022, respectively. Shares of Series F, G, H and J preference stock, issued in 2012, 2013, 2014 and 2015, respectively, may be redeemed at par, in whole, but not in part, at any time prior to June 15, 2017, March 15, 2018, March 15, 2024 and September 15, 2025, respectively, if certain changes in tax or investment company laws occur. After June 15, 2017, March 15, 2018, March 15, 2024 and September 15, 2025, SCE may redeem the Series F, G, H and J shares, respectively, at par, in whole or in part. For shares of Series H and J preference stock, distributions will accrue and be payable at a floating rate from and including March 15, 2024 and September 15, 2025, respectively. Shares of Series F, G, H and J preference stock were issued to SCE Trust I, SCE Trust II, SCE Trust III and SCE Trust IV, respectively, special purpose entities formed to issue trust securities as discussed in Note 3. The proceeds from the sale of the shares of Series J were used to redeem $325 million of the Company's Series A preference stock. Preference shares are not subject to mandatory redemption.
At December 31, 2015, declared dividends related to SCE's preferred and preference stock were $14 million.
Note 13.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Years ended December 31,
(in millions)	2015	2014	2015	2014
Beginning balance	$(58)	$(13)	$(28)	$(11)
Pension and PBOP – net gain (loss):
Other comprehensive income (loss) before reclassifications	(8)	(58)	1	(21)
Reclassified from accumulated other comprehensive loss[1]	10	11	5	2
Other	—	2	—	2
Change	2	(45)	6	(17)
Ending balance	$(56)	$(58)	$(22)	$(28)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.

Note 14.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Years ended December 31,
(in millions)	2015	2014	2013
SCE interest and other income:
Equity allowance for funds used during construction	$87	$65	$72
Increase in cash surrender value of life insurance policies and life insurance benefits	26	36	30
Interest income	4	5	10
Other	6	16	10
Total SCE interest and other income	123	122	122
Other income of Edison International Parent and Other[1]	51	25	2
Total Edison International interest and other income	$174	$147	$124
SCE other expenses:
Civic, political and related activities and donations	$(35)	$(35)	$(37)
Other	(24)	(44)	(37)
Total SCE other expenses	(59)	(79)	(74)
Other expense of Edison International Parent and Other	—	(1)	—
Total Edison International other expenses	$(59)	$(80)	$(74)
1 Reflects Edison Capital's income related to the sale of affordable housing projects.

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
In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement including setting the amount of the two installment payments. Edison International made an installment payment of $204 million on September 30, 2015 and is scheduled to make the remaining $214 million payment in September, 2016.
Income from discontinued operations, net of tax, was $35 million (pre-tax income of $15 million), $185 million (pre-tax loss of $525 million) and $36 million for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 income was primarily due to income tax benefits (from revised estimates based on filing of the 2014 tax returns) and insurance recoveries. The 2014 income was related to the impact of completing the transactions called for in the EME Settlement Agreement and income tax benefits from resolution of uncertain tax positions and other impacts related to EME. The pre-tax loss of $525 million in 2014 was primarily related to the $225 million initial cash payment to the Reorganization Trust, the two installment payments discussed above and the other assumed liabilities. The 2013 income was from income tax benefits of $36 million from revised estimates of the tax impact of a tax deconsolidation of EME from Edison International as originally contemplated prior to the EME Settlement. See Note 7 for more information.

Note 16.    Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2015	2014	2013	2015	2014	2013
Cash payments (receipts) for interest and taxes:
Interest, net of amounts capitalized	$512	$504	$477	$478	$487	$462
Tax payments (refunds), net	1	32	28	144	(88)	28
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$156	$136	$116	$—	$147	$—
Preferred and preference stock	14	18	30	14	18	30
Details of debt exchange:
Pollution-control bonds redeemed (2.875%)	(203)	—	—	(203)	—	—
Pollution-control bonds issued (1.875%)	203	—	—	203	—	—
Notes issued under EME Settlement Agreement	$—	$418	$—	$—	$—	$—
SCE's accrued capital expenditures at December 31, 2015, 2014 and 2013 were $543 million, $837 million and $661 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
During 2015, an SCE power contract classified as a capital lease was amended, which resulted in a reduction in the lease obligations and asset by $147 million.
Note 17.    Related-Party Transactions
Edison International and SCE provide and receive various services to and from its subsidiaries and affiliates. Services provided to Edison International by SCE are priced at fully loaded cost (i.e., direct cost of good or service and allocation of overhead cost). Specified administrative services such as payroll, employee benefit programs, all performed by Edison International or SCE employees, are shared among all affiliates of Edison International. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenues, operating expenses, total assets and number of employees). Edison International allocates various corporate administrative and general costs to SCE and other subsidiaries using established allocation factors. At December 31, 2015 and 2014, Edison International has recorded liabilities of $210 million and $184 million, respectively, related to Capistrano Wind Holdings and Capistrano Wind for future payments due under the tax allocation agreements assuming net operating losses and credits generated by these entities are monetized.

Note 18.    Quarterly Financial Data (Unaudited)
Edison International's quarterly financial data is as follows:

	2015
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$11,524	$2,341	$3,763	$2,908	$2,512
Operating income	2,008	340	608	524	538
Income (loss) from continuing operations[1]	1,082	(47)	405	406	318
Income (loss) from discontinued operations, net	35	(8)	43	—	—
Net income (loss) attributable to common shareholders	1,020	(79)	421	379	299
Basic earnings (loss) per share:
Continuing operations	$3.02	$(0.22)	$1.16	$1.16	$0.92
Discontinued operations	0.11	(0.02)	0.13	—	—
Total	$3.13	$(0.24)	$1.29	$1.16	$0.92
Diluted earnings (loss) per share:
Continuing operations	$2.99	$(0.22)	$1.15	$1.15	$0.91
Discontinued operations	0.11	(0.02)	0.13	—	—
Total	$3.10	$(0.24)	$1.28	$1.15	$0.91
Dividends declared per share	1.7325	0.4800	0.4175	0.4175	0.4175
Common stock prices:
High	69.59	66.29	63.18	64.55	69.59
Low	55.18	57.51	55.52	55.18	61.02
Close	59.21	59.21	63.07	55.58	62.47

[1]
In the fourth quarter of 2015, as result of the 2015 GRC Decision, SCE recorded a $382 million write-down of regulatory assets previously recorded for recovery of deferred income taxes from 2012 – 2014 incremental tax repair deductions.

	2014
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$13,413	$3,114	$4,356	$3,016	$2,926
Operating income	2,472	693	874	575	331
Income from continuing operations[1]	1,536	406	524	382	224
Income (loss) from discontinued operations, net	185	39	(16)	184	(22)
Net income attributable to common shareholders	1,612	420	480	536	176
Basic earnings (loss) per share:
Continuing operations	$4.38	$1.17	$1.52	$1.08	$0.61
Discontinued operations	0.57	0.12	(0.05)	0.56	(0.07)
Total	$4.95	$1.29	$1.47	$1.64	$0.54
Diluted earnings (loss) per share:
Continuing operations	$4.33	$1.15	$1.51	$1.07	$0.61
Discontinued operations	0.56	0.12	(0.05)	0.56	(0.07)
Total	$4.89	$1.27	$1.46	$1.63	$0.54
Dividends declared per share	1.4825	0.4175	0.3550	0.3550	0.3550
Common stock prices:
High	68.74	68.74	59.54	58.24	56.61
Low	44.74	55.88	54.12	53.63	44.74
Close	65.48	65.48	55.92	58.11	56.61

[1]
During the first quarter of 2014, SCE recorded an impairment charge of $231 million ($96 million after-tax) in 2014. During the fourth quarter of 2014, SCE reduced its estimated impact of the San Onofre OII Settlement by $68 million ($24 million after-tax) consistent with the advice for reimbursement of recorded costs.

SCE's quarterly financial data is as follows:

	2015
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$11,485	$2,319	$3,757	$2,901	$2,508
Operating income	2,080	366	626	536	550
Net income (loss)[1]	1,111	(51)	417	412	333
Net income (loss) available for common stock	998	(80)	389	384	305
Common dividends declared	611	170	147	147	147

[1]
In the fourth quarter of 2015, as result of the 2015 GRC Decision, SCE recorded a $382 million write-down of regulatory assets previously recorded for recovery of deferred income taxes from 2012 – 2014 incremental tax repair deductions.

	2014
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$13,380	$3,104	$4,338	$3,014	$2,924
Operating income	2,529	715	881	593	342
Net income[1]	1,565	408	531	392	234
Net income available for common stock	1,453	380	503	362	208
Common dividends declared	525	147	126	126	126

[1]
During the first quarter of 2014, SCE recorded an impairment charge of $231 million ($96 million after-tax) in 2014. During the fourth quarter of 2014, SCE reduced its estimated impact of the San Onofre OII Settlement by $68 million ($24 million after-tax) consistent with the advice for reimbursement of recorded costs.

Due to the seasonal nature of Edison International and SCE's business, a significant amount of revenue and earnings are recorded in the third quarter of each year. As a result of rounding, the total of the four quarters does not always equal the amount for the year.

SELECTED FINANCIAL DATA
Selected Financial Data: 2011 – 2015

(in millions, except per-share amounts)	2015	2014	2013	2012	2011
Edison International
Operating revenue	$11,524	$13,413	$12,581	$11,862	$10,588
Operating expenses	9,516	10,941	10,866	9,577	8,527
Income from continuing operations	1,082	1,536	979	1,594	1,100
Income (loss) from discontinued operations, net of tax	35	185	36	(1,686)	(1,078)
Net income (loss)	1,117	1,721	1,015	(92)	22
Net income (loss) attributable to common shareholders	1,020	1,612	915	(183)	(37)
Weighted-average shares of common stock outstanding (in millions)	326	326	326	326	326
Basic earnings (loss) per share:
Continuing operations	$3.02	$4.38	$2.70	$4.61	$3.20
Discontinued operations	0.11	0.57	0.11	(5.17)	(3.31)
Total	$3.13	$4.95	$2.81	$(0.56)	$(0.11)
Diluted earnings (loss) per share:
Continuing operations	$2.99	$4.33	$2.67	$4.55	$3.17
Discontinued operations	0.11	0.56	0.11	(5.11)	(3.28)
Total	$3.10	$4.89	$2.78	$(0.56)	$(0.11)
Dividends declared per share	1.7325	1.4825	1.3675	1.3125	1.285
Total assets[1,2]	$50,310	$49,734	$46,225	$44,394	$48,039
Long-term debt excluding current portion	10,964	10,234	9,825	9,231	8,834
Capital lease obligations excluding current portion	49	196	203	210	216
Preferred and preference stock of utility	2,020	2,022	1,753	1,759	1,029
Common shareholders' equity	11,368	10,960	9,938	9,432	10,055
Southern California Edison Company
Operating revenue	$11,485	$13,380	$12,562	$11,851	$10,577
Operating expenses	9,405	10,851	10,811	9,572	8,454
Net income	1,111	1,565	1,000	1,660	1,144
Net income available for common stock	998	1,453	900	1,569	1,085
Total assets[2]	$49,872	$49,456	$45,786	$44,034	$40,315
Long-term debt excluding current portion	10,537	9,624	9,422	8,828	8,431
Capital lease obligations excluding current portion	49	196	203	210	216
Preferred and preference stock	2,070	2,070	1,795	1,795	1,045
Common shareholder's equity	11,602	11,212	10,343	9,948	8,913
Capital structure:
Common shareholder's equity	47.9%	49.0%	48.0%	48.4%	48.5%
Preferred and preference stock	8.6%	9.0%	8.3%	8.7%	5.7%
Long-term debt	43.5%	42.0%	43.7%	42.9%	45.8%

[1]	Total assets includes assets from continuing and discontinued operations.

[2]
Effective December 31, 2015, Edison International and SCE adopted an accounting standard, retrospectively, that requires all deferred income tax assets and liabilities be presented as noncurrent in the consolidated balance sheet. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.

The selected financial data was derived from Edison International's and SCE's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report. References to Edison International refer to the consolidated group of Edison International and its subsidiaries.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2015. Edison International's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements included in this report, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.
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
There were no other changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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
Subsidiaries of Edison International
SCE – Public Utility
SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. In 2015, SCE's total operating revenue of $11.5 billion was derived as follows: 43.3% commercial customers, 37.8% residential customers, 5.3% industrial customers, 5.0% public authorities 2.1% agricultural and other, and 6.5% other operating revenue.
Edison Energy Group – New Competitive Businesses
Edison International is developing its Competitive Businesses as it continues to see merit in the ownership and operation of initially small, targeted investments in energy services that utilize technologies and markets to capitalize on changes in the electricity industry as a matter of corporate strategy. The Competitive Businesses are held by the Edison Energy Group.
The principal activities during 2015 and 2014 were behind the meter sales of solar-generated power to commercial and industrial customers under power purchase agreements or the sale of distributed generation systems directly to the customer (build/transfer contracts) through a subsidiary of Edison Energy Group, SoCore Energy LLC. As of December 31, 2015, SoCore Energy had constructed and achieved commercial operations for 54 MW of rooftop solar systems in 16 states.
Edison Energy, LLC plans to broaden its products and services offered to commercial and industrial customers to include various energy advisory services and products that help simplify and optimize the customers' evolving energy needs amid uncertainty around changing technologies and regulation. This may include the acquisition of companies specializing in one or more of these services as well as internally-developed products and services. On December 31, 2015, Edison Energy acquired three businesses for an aggregate purchase price of approximately $100 million. For more information, see "Notes to Consolidated Financial Statements—Note 9. Investments." These acquisitions expanded Edison Energy’s capability to provide engineering design and construction services, energy procurement advisory services, including utility bill processing and analytics, and the capability to structure transactions to source long-term renewable resources directly to large commercial or industrial customers.
Edison Transmission, LLC’s focus is on solicitations for competitive transmission projects outside SCE's territory, where it works alone or with other transmission companies to develop and bid on projects and, if successful, make investment in such competitive transmission projects that bear a FERC authorized rate of return. In addition, Edison Transmission is one of the eight founders of Grid AssuranceTM, a limited liability company developing grid resiliency offerings for domestic utilities.
Edison Water Resources, LLC is focused on developing reliable, sustainable and local sources of new water through a variety of water purification and treatment technologies. Edison Water Resources seeks to support state and local goals related to the drought in California and will focus initially on the use of onsite wastewater recycling units and small, energy-efficient, reverse osmosis units to purify brackish groundwater.

To date, these investments are below 1% of the total consolidated assets and, therefore, not material to be reported as a business segment.
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
Employees and Labor Relations
At December 31, 2015, Edison International and its consolidated subsidiaries had an aggregate of 12,768 full-time employees, 12,678 of which were full-time employees at SCE.
Approximately 3,880 of SCE's full-time employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW collective bargaining agreements expire on December 31, 2017.
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
Overview of Ratemaking Process
CPUC
Revenue authorized by the CPUC through triennial GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as "rate base") on a forecast basis. The CPUC sets an annual revenue requirement for the base year which is made up of the operation and maintenance costs, depreciation, taxes and a return consistent with the authorized cost of capital (discussed below). In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the base year, the revenue requirements for the remaining two years are set by a methodology established in the GRC proceeding, which generally, among other items, includes annual allowances for escalation in operation and maintenance costs and additional changes in capital-related investments. In December 2014, the CPUC adopted a new risk assessment protocol, which includes a triennial safety model assessment proceeding ("S-MAP") to evaluate the utility models used to prioritize safety risks, examine the utilities' assessment of their key risks and their proposed mitigation programs, and provide annual reporting of risk spending and mitigation results.
SCE's 2015 GRC authorized revenue requirements for 2015, 2016, and 2017 of $5.182 billion, $5.391 billion, and $5.663 billion, respectively. For further discussion of the 2015 GRC, see "Management Overview—Regulatory Proceedings—2015 General Rate Case" in the MD&A.
The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. SCE's authorized capital structure is 43% long-term debt, 9% preferred equity and 48% common equity. SCE's currently authorized cost of capital consists of: cost of long-term debt of 5.49%, cost of preferred equity of 5.79% and return on common equity of 10.45%. In November 2015, the CPUC granted a request made by SCE and the other Investor-owned utilities to postpone the filing of new cost of capital applications from April 2016 to April 2017, thus extending the current cost of capital mechanism through 2017. For more information, see "Management Overview—Regulatory Proceedings—Cost of Capital" in the MD&A. The mechanism provides for an automatic adjustment to SCE's authorized cost of capital if the utility bond index changes beyond certain thresholds on an annual basis. The return on common equity will remain at 10.45% in 2016 and through 2017 subject to CPUC approval.
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
SCE's balancing account for fuel and power procurement-related costs is referred to as the ERRA balancing account. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA balancing account that allows for a rate adjustment if the balancing account over- or under-collection exceeds 5% of SCE's prior year's revenue that is classified as generation for retail rates. For 2016, the trigger amount is approximately $326 million. At December 31, 2015, SCE's overcollection in the ERRA balancing account was approximately $420 million, which is being refunded to customers in rates beginning on January 1, 2016.
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
FERC
Revenue authorized by the FERC is intended to provide SCE with recovery of its prudently-incurred transmission costs, including a return on its net investment in transmission assets (also referred to as "rate base"). In November 2013, the FERC approved SCE's settlement to implement a formula rate effective January 1, 2012 to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement that was previously recovered through a separate mechanism. Under operation of the formula rate, transmission revenue will be updated to actual cost of service annually. The transmission revenue requirement and rates are updated each December, to reflect a forecast of costs for the upcoming rate period, as well as a true up of the transmission revenue to actual costs incurred by SCE in the prior calendar year on its formula rate. The FERC weighted average ROE, including project and other incentives, is comparable to the CPUC ROE of 10.45% and can vary based on the mix of project costs that have different incentives. The moratorium, provided for in the settlement, on modifications to the formula rate tariff including the FERC ROE, ended on June 30, 2015. For further information on the current FERC formula rates, related transmission revenue requirements and rate changes, see "Management Overview—Regulatory Proceedings—FERC Formula Rates" in the MD&A.
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
SCE has a four-tier residential rate structure. Each tier represents a certain electricity usage level and within each increasing usage level, the electricity is priced at a higher rate per kilowatt hour. Although, for more than a decade after the energy crisis, statutory restrictions on increasing Tier 1 and 2 rates resulted in shifting much of the cost of residential rate increases to the higher tier/usage customers, the California legislature passed a law ("AB 327") in October 2013 that lifted the restrictions on Tier 1 and 2 rates. The CPUC subsequently approved increases to Tier 1 and 2 rates that went into effect in July 2014. In July 2015, the CPUC adopted an approach for flattening the tiered rate structure over time so that, by 2019, SCE will have only two tiers with a price differential of 25% and a separate Super User Electric Surcharge for customers consuming more than 400% of average usage. The CPUC also approved a $10 per month minimum bill ($5 for low-income customers), which went into effect in July 2015. The increased minimum bill permits SCE to recover a larger portion of its fixed costs of serving no- or low-usage residential customers through a minimum charge rather than through energy charges that vary with usage. For information on rates for customers with renewable generation systems, see "—Competition" below.
Energy Efficiency Incentive Mechanism
In December 2012, the CPUC adopted an energy efficiency incentive mechanism for the 2010 – 2012 energy efficiency program performance period. The mechanism used an incentive calculation that is based on actual energy efficiency expenditures. In September 2013, the CPUC adopted a new energy efficiency incentive mechanism called the Energy Savings and Performance Incentive Mechanism ("ESPI"). The ESPI applies starting with the 2013 – 2014 energy efficiency program cycle and continue for subsequent cycles, until further notice. The ESPI is comprised of performance/savings rewards and management fees based on actual energy efficiency expenditures and does not contain any provisions for penalties. The proposed ESPI schedule for earning claims anticipates payments of the incentive rewards occurring between one and two years after the relevant program year. For further information on the energy efficiency awards, see "Management Overview—Regulatory Proceedings—Energy Efficiency Incentive Mechanism" in the MD&A.
Purchased Power and Fuel Supply
SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. Less than 20% of the needed power is provided by SCE's own generating facilities.
Natural Gas Supply
SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide or pay for the natural gas used to generate electricity). SCE also requires natural gas to fuel its Mountainview and peaker plants, which are generation units that are designed to operate in response to changes in demand for power. The physical natural gas purchased by SCE is sourced in competitive interstate markets. SoCalGas provides the in-state pipeline transportation service to the gas-fueled generation stations that SCE controls. SoCalGas is experiencing a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility. If the storage facility is not returned to service, SCE anticipates that increased gas-use restrictions would increase the cost of electricity for customers and potentially impact grid reliability. However, the price increase would not affect SCE's earnings because decoupled costs of fuel and purchased-power are recovered from customers through balancing accounts. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak.
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
Legislation passed in 1995 encouraged private residential and commercial investment in renewable energy resources by requiring SCE to offer a net energy metering ("NEM") billing option to customers who install eligible power generation systems to supply all or part of their energy needs. NEM customers are interconnected to SCE's grid and credited for the net difference between the electricity SCE supplied to them through the grid and the electricity the customer exported to SCE over a twelve month period. SCE is required to credit the NEM customer for most of the power they sell back to SCE at the retail rate. Through the credit they receive, NEM customers effectively avoid paying certain grid-related costs. NEM customers are also exempted from non-bypassable, standby and departing load charges and interconnection fees.

In January 2016, the CPUC issued a decision implementing AB 327, a rate reform bill enacted in 2013 that instructed the CPUC to develop new standard rates for customers with renewable generation systems. The changes that the CPUC decision made to the existing NEM tariff do not significantly impact the NEM subsidy. Specifically, the decision requires customers that take service on SCE’s NEM tariff after June 2017 to continue to be compensated at the retail rate, minus certain non-bypassable charges. NEM customers will also continue to be exempted from standby and departing load charges, but will be required to pay a $75 interconnection fee and to select a Time-of-Use ("TOU") retail rate. The CPUC will consider making additional adjustments to the NEM tariff when it adopts default TOU rates in 2019.
The effect of these types of competition on SCE generally is to reduce the amount of electricity purchased by customers. However customers, except for NEM customers, who use alternative electricity providers, typically continue to utilize and pay for SCE's transmission and distribution services. See "Risk Factors—Risks Relating to Southern California Edison Company—Competitive and Market Risks."
In the area of transmission infrastructure, SCE has experienced increased competition from independent transmission providers. The FERC has made changes to its transmission planning requirements with the goal of opening transmission development to competition from independent developers. The FERC adopted rules, effective in 2011, that removed the incumbent public utility transmission owners' federally-based right of first refusal to construct certain new transmission facilities and mandated regional and interregional transmission planning. In compliance with these rules, regional entities, such as independent system operators, have created processes for regional and interregional transmission planning and the competitive solicitation and selection of developers (including incumbent utilities) to build and own certain types of new transmission projects. In December 2014, the FERC issued orders approving the CAISO's process for regional planning and competitive solicitations and the CAISO's interregional planning process. The CAISO has held competitive solicitations pursuant to the new rules and independent service providers have been selected.
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
ENVIRONMENTAL REGULATION OF EDISON INTERNATIONAL AND SUBSIDIARIES
Legislative and regulatory activities by federal, state, and local authorities in the United States relating to energy and the environment impose numerous restrictions on the operation of existing facilities and affect the timing, cost, location, design, construction, and operation of new facilities by Edison International's subsidiaries, as well as the cost of mitigating the environmental impacts of past operations. The environmental regulations and other developments discussed below may impact SCE's natural gas and diesel power plants and natural gas power plants owned by others that SCE purchases power from, and accordingly, the discussion in this section focuses mainly on regulations applicable to California. For more information on environmental risks, see "Risk Factors—Risks Relating to Southern California Edison Company—Environmental Risks."
Edison International and SCE continue to monitor legislative and regulatory developments and to evaluate possible strategies for compliance with environmental regulations. Additional information about environmental matters affecting Edison International and its subsidiaries, is included in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Environmental Remediation."
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
Water Quality
Clean Water Act
Regulations under the federal Clean Water Act dictate permitting and mitigation requirements for many of SCE's construction projects, and govern critical parameters at generating facilities, such as the temperature of effluent discharges and the location, design, and construction of cooling water intake structures at generating facilities. Federal standards intended to protect aquatic organisms by reducing capture in the screens attached to cooling water intake structures (impingement) at generating facilities and the water volume brought into the facilities (entrainment) have been finalized. However, due to the decision to permanently retire San Onofre Units 2 and 3, SCE sought relief in order to avoid material capital expenditures at San Onofre.

California Restriction on the Use of Ocean-Based Once-Through Cooling
California has a US EPA-approved program to issue permits for the regulation of Clean Water Act discharges. California also regulates certain discharges not regulated by the US EPA. In 2010, the California State Water Resources Control Board ("SWRCB") issued a policy, which established significant restrictions on the use of ocean water by existing once-through cooled power plants along the California coast. The policy required an independent engineering study to be completed regarding the feasibility of compliance by California's two coastal nuclear power plants. In January 2015, the SWRCB notified SCE that due to the reduced intake flow of water at San Onofre during decommissioning, SCE would not be required to complete the independent engineering study. The SWRCB also informed SCE that for as long as any intake of ocean water continues at San Onofre, a large organism exclusion device would have to be installed on the offshore intakes no later than December 31, 2016 to prevent the inadvertent taking of large marine organisms.
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
Federal Legislative/Regulatory Developments
In August 2015, the US EPA issued final rules governing GHG emission standards for existing fossil-fuel power plants. Known as the Clean Power Plan, the rules establish state-specific goals and guidelines for the reduction of GHG emissions from existing sources, including heat rate efficiency improvements at coal plants, displacement of coal-fired electric generation with increased utilization of natural gas combined cycle unit generation, and expanding deployment of renewable resources. The Clean Power Plan requires states to impose standards of performance limits for existing fossil fuel-fired electric generating units, or equivalent statewide intensity-based or mass-based CO2 binding goals or limits. States are required either to submit state plans to the US EPA by the Fall of 2016 identifying how they will comply with the rules, or to submit interim plans, along with a request for a two-year extension. Final plans for all states are due by the Fall of 2018. SCE is participating in the stakeholder efforts to develop the California state plan. Both the timing and the substance of the Clean Power Plan are subject to ongoing judicial challenges and on February 9, 2016, the US Supreme Court blocked the implementation of the Clean Power Plan pending the completion of the judicial challenges. This action is expected to delay the imposition of the deadlines for the state plans discussed above. Until the state plans are developed and approved by the US EPA, SCE cannot predict the potential compliance costs and market risks associated with the Clean Power Plan. Regulation of GHG emissions pursuant to the Clean Power Plan could affect efforts to modify SCE's facilities in the future, and could subject new capital projects to additional permitting or emissions control requirements that could delay such projects.
Since 2010, the US EPA's Final Mandatory GHG Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions, and to submit annual reports to the US EPA by March 31 of each year. SCE's 2015 GHG emissions from utility-owned generation are estimated to be approximately 2.4 million metric tons.
Regional Initiatives and State Legislation
Regional initiatives and state legislation also require reductions of GHG emissions and to the extent those requirements are more stringent than federal requirements, utilities and generators will likely be required to satisfy the regional and state requirements in addition to the federal standards.

SCE's operations in California are subject to two laws governing GHG emissions. The first law, the California Global Warming Solutions Act of 2006 (also referred to as AB 32), establishes a comprehensive program to reduce GHG emissions. AB 32 required the California Air Resources Board ("CARB") to develop regulations that would reduce California's GHG emissions to 1990 levels by 2020. The CARB regulations became effective in 2012 and established a California cap-and-trade program. In the California cap-and-trade program, all covered GHG emitters, including SCE, are subject to a "cap" on their emissions designed to encourage entities to reduce emissions from their operations. Covered entities must remit a compliance instrument for each ton of carbon dioxide equivalent gas emitted and can do so buying state-issued emission allowances at auction or purchasing them in the secondary allowance market. GHG emitters can also meet up to 8% of their AB 32 cap-and-trade obligations by participating in verified offset programs, such as reforestation, that have recognized effects on reducing atmospheric GHGs.
The second law, SB 1368, required the CPUC and the California Energy Commission to adopt GHG emission performance standards that apply to California investor-owned and publicly owned utilities' long-term arrangements for the purchase of electricity. The standards that have been adopted prohibit these entities, including SCE, from entering into long-term financial commitments with generators that emit more than 1,100 pounds of CO2 per MWh, which is the performance of a combined-cycle natural gas turbine generator.
In 2011, California enacted a law to require California retail sellers of electricity to deliver 33% of their customers' electricity requirements from renewable resources, as defined in the statute. The CPUC set delivery quantity requirements applicable to SCE that incrementally increase to 33% over several periods between January 2011 and December 2020. In October 2015, California enacted SB 350, which increases the amount of electricity from renewable resources that California retail sellers must deliver after 2020 to 40% of retail sales by December 2024, 45% of retail sales by December 2027, and 50% of retail sales by December 2030.
SCE's delivery of eligible renewable resources to customers was approximately 21% of its total energy portfolio for the compliance period 2011 - 2013, which met SCE's goal for that period. SCE expects to meet its compliance goal for the 2014 – 2016 compliance period.
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
Other suits alleging causes of action that include negligence, public and private nuisance, trespass, and violation of the public trust have been dismissed by several courts on threshold grounds including whether the cases present questions that can be resolved by the courts and whether the plaintiffs have the right to bring the cases. However, various groups of plaintiffs continue to explore and assert legal theories under which they seek to obtain recovery for past alleged harm, or have courts issue rulings that will control levels of current and future GHG emissions. Thus, the defendants in the dismissed actions, including SCE and other Edison International subsidiaries, together with other industrial companies associated with GHG emissions, may be required to defend such actions in both state and federal courts for the foreseeable future.
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
In February 2012, the California Department of Fish and Wildlife and the Central Valley Regional Water Quality control Board issued letters alleging that SCE had violated provisions of the Streambed Alteration Agreement and certain conditions of the federal Clean Water Act Certification, respectively. Both letters alleged that during the draining of Shaver Lake, SCE failed to prevent the discharge of sediment into an adjoining creek, causing the deaths of fish in the lake and creek. In October 2014, SCE received a pre-issuance draft of an Administrative Civil Liability Complaint from the Central Valley Regional Water Quality Control Board alleging violations of certain permit conditions relating to the Shaver Lake Dam Project. The Regional Water Quality Control Board is seeking $25 million in civil penalties for the violations. SCE disputes the allegations but is working with the regulatory agencies to resolve the matter.

EXECUTIVE OFFICERS OF EDISON INTERNATIONAL

Executive Officer	Age at December 31, 2015	Company Position
Theodore F. Craver, Jr.	64	Chairman of the Board, President and Chief Executive Officer
W. James Scilacci	60	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	56	Executive Vice President and General Counsel
Janet T. Clayton	61	Senior Vice President, Corporate Communications
Ronald O. Nichols	62	Senior Vice President, Regulatory Affairs, SCE
J. Andrew Murphy	54	Senior Vice President, Strategic Planning
Gaddi H. Vasquez	60	Senior Vice President, Government Affairs
Pedro J. Pizarro	50	President, SCE
Ronald L. Litzinger	56	Executive Vice President
As set forth in Article IV of Edison International's and the relevant subsidiary's Bylaws, the elected officers of Edison International and its subsidiaries are chosen annually by, and serve at the pleasure of, Edison International and the relevant subsidiary's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International and its subsidiaries have been actively engaged in the business of Edison International and its subsidiaries for more than five years, except for Mssrs. Umanoff, Nichols, and Murphy and Ms. Clayton, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officers	Company Position	Effective Dates
Theodore F. Craver, Jr.	Chairman of the Board, President and Chief Executive Officer, Edison International	August 2008 to present
W. James Scilacci	Executive Vice President, Chief Financial Officer Executive Vice President, Chief Financial Officer and Treasurer, Edison International	September 2014 to present August 2008 to September 2014
Adam S. Umanoff	Executive Vice President and General Counsel Edison International Partner, Akin Gump Strauss Hauer & Feld[1] Partner, Chadbourne & Parke, LLP[2]	January 2015 to present May 2011 to December 2014 May 2007 to May 2011
Janet T. Clayton	Senior Vice President, Corporate Communications, Edison International Senior Vice President, Corporate Communications, SCE President, Think Cure[3]	April 2011 to present April 2013 to present Jan 2008 to April 2011
Ronald O. Nichols	Senior Vice President, Regulatory Affairs, SCE General Manager/Chief Executive Officer, Los Angeles Department of Water and Power[4]	April 2014 to present January 2011 to February 2014
J. Andrew Murphy
Senior Vice President, Strategic Planning, Edison International
Senior Managing Director, Macquarie Infrastructure and Real Assets[5]
Executive Vice President, Strategy and M&A, NRG Energy, Inc.[6]
Executive Vice President & President, NE Region, NRG Energy, Inc.[6]
September 2015 to present January 2012 to August 2015 August 2011 to November 2012 February 2009 to July 2011
Gaddi H. Vasquez	Senior Vice President, Government Affairs, Edison International and SCE Senior Vice President, Public Affairs, SCE	May 2013 to present July 2009 to May 2013
Pedro J. Pizarro	President, SCE President, EME[7]	October 2014 to present January 2011 to March 2014
Ronald L. Litzinger	President, Edison Energy Group, Inc. and Executive Vice President, Edison International President, SCE	October 2014 to present January 2011 to September 2014

[1]	Akin Gump Strauss Hauer & Feld is a global law firm and is not a parent, affiliate or subsidiary of Edison International.

[2]	Chadbourne & Parke, LLP is a global law firm and is not a parent, affiliate or subsidiary of Edison International.

[3]	Think Cure is a community-based nonprofit organization that raises funds to accelerate collaborative research to cure cancer and is not a parent, affiliate or subsidiary of Edison International.

[4]	Los Angeles Department of Water and Power is a municipal water and power utility company and is not a parent, affiliate or subsidiary of Edison International.

[5]	Macquarie Infrastructure and Real Assets is a global infrastructure management company and is not a parent, affiliate or subsidiary of Edison International.

[6]	NRG Energy, Inc. is an integrated energy company and is not a parent, affiliate or subsidiary of Edison International.

[7]	EME is a wholly-owned subsidiary of Edison International and an affiliate of SCE. EME filed for bankruptcy on December 17, 2012.

EXECUTIVE OFFICERS OF SOUTHERN CALIFORNIA EDISON COMPANY

Executive Officer	Age at December 31, 2015	Company Position
Pedro J. Pizarro	50	President
Maria Rigatti	52	Senior Vice President and Chief Financial Officer
Russell C. Swartz	64	Senior Vice President and General Counsel
Peter T. Dietrich	51	Senior Vice President, Transmission and Distribution
Stuart R. Hemphill	52	Senior Vice President, Power Supply and Operational Services
Ronald O. Nichols	62	Senior Vice President, Regulatory Affairs
Kevin M. Payne	55	Senior Vice President, Customer Service
As set forth in Article IV of SCE's Bylaws, the elected officers of SCE are chosen annually by, and serve at the pleasure of, SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE, its parent company Edison International, and/or one of SCE's subsidiaries or other affiliates for more than five years, except for Mssrs. Dietrich, and Nichols, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officer	Company Position	Effective Dates
Pedro Pizarro	President, SCE President, EME[1]	October 2014 to present January 2011 to March 2014
Maria Rigatti
Senior Vice President and Chief Financial Officer, SCE
President, Edison Mission Reorganization Trust (EME Reorg Trust)[2]
Senior Vice President, Chief Financial Officer, EME[1]
Vice President, Chief Financial Officer and Treasurer, EME[1]

July 2014 to present April 2014 to June 2014 March 2011 to March 2014 December 2010 to February 2011
Russell C. Swartz	Senior Vice President and General Counsel, SCE Vice President and Associate General Counsel, SCE	February 2011 to present February 2010 to February 2011
Peter T. Dietrich	Senior Vice President, Transmission & Distribution, SCE Chief Nuclear Officer, SCE Senior Vice President, SCE	December 2013 to present December 2010 to December 2013 November 2010 to December 2013
Stuart R. Hemphill	Senior Vice President, Power Supply & Operational Services, SCE Senior Vice President, Power Supply, SCE	July 2014 to present January 2011 to July 2014
Ronald O. Nichols	Senior Vice President, Regulatory Affairs, SCE General Manager/Chief Executive Officer, Los Angeles Department of Water and Power[3]	April 2014 to present January 2011 to February 2014
Kevin M. Payne	Senior Vice President, Customer Service, SCE Vice President, Engineering & Technical Services, SCE Vice President, Client Service Planning and Controls, SCE	March 2014 to present September 2011 to March 2014 October 2010 to August 2011

[1]	EME is a wholly-owned subsidiary of Edison International and an affiliate of SCE. EME filed for bankruptcy on December 17, 2012.

[2]	EME Reorg Trust is an entity formed as part of the EME bankruptcy to hold creditors' interests after the sale of EME's assets to NRG and is not a parent, affiliate or subsidiary of SCE.

[3]	Los Angeles Department of Water and Power is a municipal water and power utility company and is not a parent, affiliate or subsidiary of SCE.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning executive officers of Edison International is set forth above under "Executive Officers of Edison International." Other information responding to this section will appear in Edison International's and SCE's definitive Proxy Statement under the headings "Item 1: Election of Directors," and is incorporated herein by this reference.
The Edison International Employee Code of Conduct is applicable to all officers and employees of Edison International and its subsidiaries. The Code is available on Edison International's Internet website at www.edisoninvestor.com at "Corporate Governance." Any amendments or waivers of Code provisions for the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Edison International's Internet website at www.edisoninvestor.com.
In December 2015, the Edison International Board of Directors adopted revisions to the Edison International Bylaws that provided shareholders with proxy access for director elections at annual meetings. The Bylaws provide that Edison International will include in its Proxy Statement up to two nominees (or nominees for up to 20% of the Edison International Board, whichever is greater) submitted by a shareholder or group of up to 20 shareholders owning at least 3% of the Edison International common stock continuously for at least three years, if the shareholder group and nominee satisfy the requirements of the Edison International Bylaws.
EXECUTIVE COMPENSATION
Information responding to this section will appear in the Joint Proxy Statement under the headings "Compensation Discussion and Analysis," "Compensation Committee Interlocks and Insider Participation," "Executive Compensation" "Director Compensation" and "Compensation Committee Report," and is incorporated herein by this reference.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responding to this section will appear in the Joint Proxy Statement under the heading "Our Stock Ownership," and is incorporated herein by this reference.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responding to this section will appear in the Joint Proxy Statement under the headings "Certain Relationships and Related Transactions," and "Our Corporate Governance—Is SCE subject to the same corporate governance stock exchange rules as EIX?", "—How does the Board determine which directors are independent?", "—Which directors has the Board determined are independent to serve on the Board?" and "Where can I find the Company's corporate governance documents?" and is incorporated herein by this reference.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information responding to this section will appear in the Joint Proxy Statement under the heading "Independent Auditor Fees," and is incorporated herein by this reference.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
Market information responding to this section is included in "Notes to Consolidated Financial Statements—Note 18. Quarterly Financial Data (Unaudited)." There are restrictions on the ability of Edison International's subsidiaries to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—Edison International Parent and Other," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividend Restrictions." The number of common stockholders of record of Edison International was 35,375 on February 19, 2016. Additional information concerning the market for Edison International's Common Stock is set forth on the cover page of this report. Required information about Edison International's equity compensation plans will appear in the Joint Proxy Statement under the heading "Item 4: Approval of an Amendment to the EIX 2007 Performance Incentive Plan," and is incorporated herein by this reference.

Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the fourth quarter of 2015.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	177,100	$62.90	—	—
November 1, 2015 to November 30, 2015	210,165	60.11	—	—
December 1, 2015 to December 31, 2015	164,801	59.79	—	—
Total	552,066	$60.91	—	—

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

Comparison of Five-Year Cumulative Total Return

	At December 31,
	2010	2011	2012	2013	2014	2015
Edison International	$100	$111	$125	$131	$191	$177
S & P 500 Index	100	102	118	157	178	181
Philadelphia Utility Index	100	119	119	132	170	159
Note: Assumes $100 invested on December 31, 2010 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.
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

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2015	2014
Assets:
Cash and cash equivalents	$7	$8
Other current assets	259	531
Total current assets	266	539
Investments in subsidiaries	12,696	12,416
Deferred income taxes	626	547
Other long-term assets	111	172
Total assets	$13,699	$13,674
Liabilities and equity:
Short-term debt	$646	$619
Current portion of long-term debt	214	204
Other current liabilities	368	377
Total current liabilities	1,228	1,200
Long-term debt	399	610
Other long-term liabilities	704	904
Total equity	11,368	10,960
Total liabilities and equity	$13,699	$13,674

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2015, 2014 and 2013

(in millions)	2015	2014	2013
Operating revenue and other income	$3	$3	$—
Operating expenses and interest expense	78	94	72
Loss before equity in earnings of subsidiaries	(75)	(91)	(72)
Equity in earnings of subsidiaries	1,025	1,482	922
Income before income taxes	950	1,391	850
Income tax benefit	(35)	(36)	(29)
Income from continuing operations	985	1,427	879
Income from discontinued operations, net of tax	35	185	36
Net income	$1,020	$1,612	$915

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013

(in millions)	2015	2014	2013
Net income	$1,020	$1,612	$915
Other comprehensive income (loss), net of tax	2	(45)	74
Comprehensive income	$1,022	$1,567	$989

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013

(in millions)	2015	2014	2013
Net cash provided by (used in) operating activities	$641	$(73)	$387
Cash flows from financing activities:
Payable due to affiliate	54	66	10
Short-term debt financing, net	26	584	33
Settlements of stock-based compensation, net	(42)	(24)	(6)
Dividends paid	(544)	(463)	(440)
Net cash (used in) provided by financing activities	(506)	163	(403)
Net cash used in investing activities:	(136)	(95)	(35)
Net decrease in cash and cash equivalents	(1)	(5)	(51)
Cash and cash equivalents, beginning of year	8	13	64
Cash and cash equivalents, end of year	$7	$8	$13
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
Dividends Received
Edison International Parent received cash dividends from SCE of $758 million, $378 million and $486 million in 2015, 2014 and 2013, respectively.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% on a 13-month weighted average basis. At December 31, 2015, SCE's 13-month weighted-average common equity component of total capitalization was 49.9% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $441 million, resulting in a restriction on SCE's net assets of $13.2 billion.
Note 2. Debt and Credit Agreements
Long-Term Debt
At December 31, 2015 and 2014, Edison International Parent had 3.75% senior notes outstanding of $400 million, which matures in 2017. In connection with a settlement agreement between Edison International, EME and the Consenting Noteholders, in September 2014, Edison International Parent issued non-interest bearing promissory notes of which $204 million was paid on September 30, 2015 and $214 million is due on September 30, 2016.
Credit Agreements and Short-Term Debt
In 2015, Edison International Parent amended the credit facility to extend the maturity date for the $1.25 billion credit facility to July 2020. At December 31, 2015, the outstanding commercial paper was $646 million at a weighted-average interest rate of 0.78%. This short-term debt was supported by the $1.25 billion multi-year revolving credit facility. At December 31, 2014, the outstanding commercial paper was $619 million at a weighted-average interest rate of 0.45%.

The following table summarizes the status of the credit facility at December 31, 2015:

(in millions)
Commitment	$1,250
Outstanding borrowings	(646)
Amount available	$604
The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. The ratio is defined in the credit agreement and generally excluded the consolidated debt and total capital of EME during the periods it was consolidated for financial reporting purposes. At December 31, 2015, Edison International's consolidated debt to total capitalization ratio was 0.47 to 1.
Note 3. Related-Party Transactions
Edison International's Parent expenses from services provided by SCE were $3 million annually in 2015, 2014 and 2013. Edison International Parent had current related-party receivables of $252 million and $267 million and current related-party payables of $149 million and $213 million at December 31, 2015 and 2014, respectively. Edison International Parent had long-term related-party receivables of $105 million and $125 million at December 31, 2015 and 2014, respectively, and long-term related-party payables of $213 million and $179 million at December 31, 2015 and 2014, respectively.
Note 4. Contingencies
For a discussion of material contingencies see "Notes to Consolidated Financial Statements—Note 7. Income Taxes," "—Note 11. Commitments and Contingencies" and "—Note 15. Discontinued Operations."

EDISON INTERNATIONAL
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

			Additions
(in millions)	Balance at Beginning of Period		Charged to Costs and Expenses		Charged to Other Accounts	Deductions		Balance at End of Period
For the Year ended December 31, 2015
Allowance for uncollectible accounts
Customers	$48.9		$23.9		$—	$26.6		$46.2
All others	23.3		23.0		—	21.2		25.1
Total allowance for uncollectible amounts	$72.2		$46.9		$—	$47.8	[a]	$71.3
Tax valuation allowance	$29.0		$3.0		$—	$—		$32.0

For the Year ended December 31, 2014
Allowance for uncollectible accounts
Customers	$52.2		$24.1		$—	$27.4		$48.9
All others	17.8		19.7		—	14.2		23.3
Total allowance for uncollectible amounts	$70.0		$43.8		$—	$41.6	[a]	$72.2
Tax valuation allowance	$1,380.0	[b]	$—	[b]	$—	$1,351	[c]	$29.0

For the Year ended December 31, 2013
Allowance for uncollectible accounts
Customers	$46.6		$36.0		$—	$30.4		$52.2
All others	79.5		19.3		—	81.0		17.8
Total allowance for uncollectible amounts	$126.1		$55.3		$—	$111.4	[a]	$70.0
Tax valuation allowance	$1,016.5		$363.5	[b]	$—	$—		$1,380

[a]	Accounts written off, net.

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

SOUTHERN CALIFORNIA EDISON COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
For the Year ended December 31, 2015
For the Year ended
Customers	$48.9	$23.9	$—	$26.6		$46.2
All others	18.7	18.0	—	21.2		15.5
Total allowance for uncollectible accounts	$67.6	$41.9	$—	$47.8	[a]	$61.7

For the Year ended December 31, 2014
Allowance for uncollectible accounts
Customers	$52.2	$24.1	$—	$27.4		$48.9
All others	13.3	19.6	—	14.2		18.7
Total allowance for uncollectible accounts	$65.5	$43.7	$—	$41.6	[a]	$67.6

For the Year ended December 31, 2013
Allowance for uncollectible accounts
Customers	$46.6	$36.0	$—	$30.4		$52.2
All others	28.3	19.3	—	34.3		13.3
Total allowance for uncollectible accounts	$74.9	$55.3	$—	$64.7	[a]	$65.5

[a]	Accounts written off, net.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Mark C. Clarke	By:	/s/ Connie J. Erickson

	Mark C. Clarke Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 23, 2016	Date:	February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title

A. Principal Executive Officers

Theodore F. Craver, Jr.*	Chairman of the Board, President, Chief Executive Officer and Director (Edison International)

Pedro J. Pizarro*	President and Director (Southern California Edison Company)

B. Principal Financial Officers

W. James Scilacci*	Executive Vice President and Chief Financial Officer (Edison International)

Maria Rigatti*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)

C. Principal Accounting Officers

Mark C. Clarke	Vice President and Controller (Edison International)

Connie J. Erickson	Vice President and Controller (Southern California Edison Company)

D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)

Jagjeet S. Bindra*	Director

Vanessa C.L. Chang*	Director

Theodore F. Craver, Jr.*	Director

Pedro J. Pizarro (SCE only)*	Director

Richard T. Schlosberg, III*	Director

Linda G. Stuntz*	Director

William P. Sullivan*	Director

Ellen O. Tauscher*	Director

Peter J. Taylor*	Director

Brett White*	Director

*By:	/s/ Mark C. Clarke	*By:	/s/ Connie J. Erickson

	Mark C. Clarke Vice President and Controller (Attorney-in-fact for EIX Directors and Officers)		Connie J. Erickson Vice President and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 23, 2016	Date:	February 23, 2016

EXHIBIT INDEX

Exhibit Number	Description

Edison International

3.1
Certificate of Restated Articles of Incorporation of Edison International, effective December 19, 2006 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2006)*

3.2	Bylaws of Edison International, as amended December 10, 2015 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 8-K dated December 10, 2015 and filed December 14, 2015)*

Southern California Edison Company

3.3
Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006, together with all Certificates of Determination of Preference Stock issued since March 2, 2006 (File No. 1-2313 filed as Exhibit 3.1 to Southern California Edison Company's Form 10-Q for the quarter ended September 30, 2015)*

3.4
Bylaws of Southern California Edison Company, as amended June 21, 2012 (File No. 1-2313, filed as Exhibit 3.1 to Southern California Edison Company's Form 8-K dated June 21, 2012 and filed June 22, 2012)*

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

4.3	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, Form 8-K dated January 28, 1993)*

Edison International

10.1**	Edison International Director Deferred Compensation Plan as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.3 for the quarter ended June 30, 2014)*

10.2**	Edison International 2008 Director Deferred Compensation Plan, as amended and restated effective June 19, 2014 (File No. 1-9936, filed as Exhibit No. 10.2 for the quarter ended June 30, 2014)*

10.3**	Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to Edison International's Form 10-K for the year ended December 31, 1995)*

10.3.1**	Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.3.2**	Executive and Director Grantor Trust Agreements Amendment 2008-1 (File No. 1-9936, filed as Exhibit No. 10.6.2 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.4**	Edison International Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.4 for the quarter ended June 30, 2014)*

10.5**	Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective December 9, 2015

10.6**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1995)*
10.6.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.7**	Southern California Edison Company Executive Supplemental Benefit Program, as amended effective February 25, 2015 (File No. 1-9936, filed as Exhibit No. 10.4 for the quarter ended March 31, 2015)*

10.8**	Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.7 for the quarter ended June 30, 2014)*

10.8.1**	Edison International 2008 Executive Retirement Plan, as amended and restated effective December 9, 2015

10.9**
Edison International Executive Incentive Compensation Plan, as amended and restated effective February 25, 2015 (File No. 1-9936, filed as Exhibit No. 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

Exhibit Number	Description

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

10.11.1**	Termination of Edison International 2008 Executive Survivor Benefit Plan, adopted on December 9, 2015

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

10.15.1**	Edison International 2008 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2008)*

10.15.2**	Edison International 2009 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2009)*

10.15.3**	Edison International 2010 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2010)*

10.15.4**	Edison International 2011 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2011)*

10.15.5**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.15.6**	Edison International 2013 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.15.7**	Edison International 2014 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2014)*

10.15.8**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.16.1**
Terms and conditions for 2005 long-term compensation award under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 99.2 to Edison International's Form 8-K dated December 16, 2004 and filed on December 22, 2004)*

10.16.2**
Terms and conditions for 2006 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.29 to Edison International's Form 10-K for the year ended December 31, 2005)*

10.16.3**
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

Exhibit Number	Description
10.18.1**
Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.93 to the Edison Mission Energy's Form 10-K for the year ended December 31, 2001)*

10.19**	Edison International 2008 Executive Severance Plan, as amended and restated effective February 25, 2015 (File No. 1-9936, filed as Exhibit 10.6 for the quarter ended March 31, 2015)*

10.20**
Edison International and Southern California Edison Company Director Compensation Schedule, as adopted June 17, 2015 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2015)*

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

10.25**	Edison International 2015 Executive Annual Incentive Program (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.26**	Section 409A and Other Conforming Amendments to Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.26.1**	Section 409A Amendments to Director Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37.1 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.27
Amended and Restated Credit Agreement, dated as of July 14, 2015 among Edison International and the Lenders named therein (File 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated July 14, 2015 and filed July 17, 2015)*

10.28
Amended and Restated Credit Agreement, dated as of July 14, 2015, among Southern California Edison Company and the Lenders named therein (File 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated July 14, 2015 and filed July 17, 2015)*

10.29
Amended and Restated Settlement Agreement between Southern California Edison Company, San Diego Gas & Electric Company, the Office of Ratepayer Advocates, The Utility Reform Network, Friends of the Earth, and the Coalition of California Utility Employees, dated September 23, 2014 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2014)*

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

Exhibit Number	Description
23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2015, filed on February 23, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2
Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2015, filed on February 23, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

________________________________________

*	Incorporated by reference pursuant to Rule 12b-32.

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).