Form 10-Q
period 2016-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2016-05-02
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Common Stock outstanding as of April 28, 2016:
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

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AFUDC	allowance for funds used during construction
2015 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2015
ALJ	administrative law judge
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
Bonus Depreciation	Current federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
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

•	risks associated with the retirement and decommissioning of nuclear generating facilities;

•	physical security of SCE's critical assets and personnel and the cybersecurity of SCE's critical information technology systems for grid control, and business and customer data;

•	ability of Edison International to develop its Competitive Businesses, manage new business risks, and recover and earn a return on its investment in newly developed or acquired businesses;

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

•
cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts;

•	disruption of natural gas supply due to unavailability of storage facilities, which could lead to electricity service interruptions; and

•	weather conditions and natural disasters.
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this MD&A and in Edison International's and SCE's combined 2015 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including the information incorporated by reference, as well as the 2015 Form 10-K, and carefully consider the risks, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Additionally, Edison International and SCE provide direct links to SCE's regulatory filings with the CPUC and the FERC in open proceedings most important to investors at www.edisoninvestor.com (SCE Regulatory Highlights) so that such filings are available to all investors upon SCE filing with the relevant agency.
The MD&A for the three months ended March 31, 2016 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2015, and as compared to the three months ended March 31, 2015. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2015 (the "year-ended 2015 MD&A"), which was included in the 2015 Form 10-K.
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

	Three months ended March 31,
(in millions)	2016	2015	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$287	$305	$(18)
Edison International Parent and Other	(17)	(6)	(11)
Discontinued operations	1	—	1
Edison International	271	299	(28)
Less: Non-core items
SCE	—	—	—
Edison International Parent and Other	2	5	(3)
Discontinued operations	1	—	1
Total non-core items	3	5	(2)
Core earnings (losses)
SCE	287	305	(18)
Edison International Parent and Other	(19)	(11)	(8)
Edison International	$268	$294	$(26)
Edison International's earnings are prepared in accordance with GAAP used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the hypothetical liquidation at book value ("HLBV") accounting method and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets and other activities that are no longer continuing; write downs, asset impairments and other gains and losses related to certain tax, regulatory or legal settlements or proceedings.
SCE's core earnings for the three months ended March 31, 2016 decreased by $18 million primarily due to the timing of revenue recognized in 2015 due to the delay in receiving the 2015 GRC decision, higher operation and maintenance costs and lower incremental income tax benefits.
During the first quarter of 2015, pending the outcome of the 2015 GRC decision, SCE recognized GRC-related revenue largely based on the 2014 authorized revenue requirement. During 2015, SCE recorded an estimated revenue refund to customers of $451 million to reflect the final decision in the 2015 GRC. The estimated amount of the refund to customers attributable to the first quarter of 2015 but recorded subsequently in 2015 was approximately $35 million ($21 million after-tax). See "Results of Operations" for further information.

Edison International Parent and Other core losses for the three months ended March 31, 2016 increased by $8 million primarily due to higher development and operating costs at Edison Energy Group and subsidiaries and income in the first quarter of 2015 from Edison Capital's investments in affordable housing projects.
Consolidated non-core items included income of $2 million and $5 million for the three months ended March 31, 2016 and 2015, respectively, related to losses allocated to tax equity investors under the HLBV accounting method. Edison International reflected in core earnings the operating results of the solar rooftop projects, related financings and the priority return to the tax equity investor. The losses allocated to the tax equity investor under HLBV accounting method results in income allocated to subsidiaries of Edison International, neither of which is due to the operating performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see the 2015 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."
Capital Program
Total capital expenditures (including accruals) were $729 million and $825 million for the first three months of 2016 and 2015, respectively. SCE projects that 2016 capital expenditures will be approximately $4 billion. Actual capital spending may be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment and materials; and other factors. SCE will file its 2018 GRC application in September 2016, which will include a forecast of capital expenditures and rate base for 2018 – 2020. For further information regarding the capital program see the year-ended 2015 MD&A, "Management Overview—Capital Program."
RESULTS OF OPERATIONS
Southern California Edison Company
SCE's results of operations are derived mainly through two sources:

•
Earning activities – representing revenue authorized by the CPUC and FERC which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.

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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended March 31, 2016 versus March 31, 2015

	Three months ended March 31, 2016			Three months ended March 31, 2015
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,522	$913	$2,435	$1,563	$945	$2,508
Purchased power and fuel	—	794	794	—	786	786
Operation and maintenance	484	119	603	462	159	621
Depreciation, decommissioning and amortization	475	—	475	463	—	463
Property and other taxes	91	—	91	88	—	88
Total operating expenses	1,050	913	1,963	1,013	945	1,958
Operating income	472	—	472	550	—	550
Interest expense	(131)	—	(131)	(136)	—	(136)
Other income and expenses	26	—	26	26	—	26
Income before income taxes	367	—	367	440	—	440
Income tax expense	50	—	50	107	—	107
Net income	317	—	317	333	—	333
Preferred and preference stock dividend requirements	30	—	30	28	—	28
Net income available for common stock	$287	$—	$287	$305	$—	$305
Core earnings[1]			$287			$305
Non-core earnings			—			—
Total SCE GAAP earnings			$287			$305

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
SCE's results of operations for the three months ended March 31, 2016 included an increase in revenue of approximately $46 million from the escalation mechanism set forth in the final 2015 GRC decision. The annual escalation increase implemented in customer rates for 2016 was $203 million. SCE's results of operations for the three months ended March 31, 2015 were largely based on 2014 authorized base revenue requirements included in customer rates.
During 2015, SCE recorded an estimated revenue refund to customers of $451 million to reflect the final decision in the 2015 GRC. The estimated amount of the refund to customers attributable to the first quarter of 2015 but recorded subsequently in 2015 was approximately $35 million ($21 million after-tax).
Earning activities were primarily affected by the following:

•	Lower operating revenue of $41 million primarily due to the following:

•
A decrease in revenue of approximately $74 million for tax benefits recognized through the tax accounting memorandum account ("TAMA") and the pole loading balancing account (offset in income taxes as discussed below) in the first quarter of 2016.

•
An increase in CPUC revenue of approximately $11 million primarily due to the implementation of the 2015 GRC decision. During the first quarter of 2016, SCE increased authorized revenue based on the escalation mechanism set forth in the 2015 GRC decision. This increase was partially offset by the timing of finalizing the 2015 GRC decision discussed above.

•	An increase in FERC-related revenue of $13 million primarily due to higher depreciation expense.

•	Higher operation and maintenance expense of $22 million primarily due to transmission and distribution costs for storm-related activities and inspection costs, and higher severance costs.

•	Higher depreciation, decommissioning and amortization expense of $12 million due to an increase in depreciation primarily related to transmission and distribution investments.

•	Lower income taxes of $57 million primarily due to the following:

•	Lower pre-tax income in 2016, as discussed above.

•
Higher income tax benefits in 2016 primarily related to $43 million of repair deductions (offset in revenue above) for TAMA and pole loading balancing accounts partially offset by lower tax benefits on other property-related items in 2016.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•	Lower operation and maintenance expense of $40 million primarily due to lower transmission access charges and lower benefit costs.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $2.4 billion and $2.6 billion for the three months ended March 31, 2016 and 2015, respectively. Retail billed and unbilled revenue for the three months ended March 31, 2016 were lower compared to the same period last year primarily due to a rate decrease of $137 million and sales volume decrease of $55 million. The decrease in rates was primarily due to implementations of the 2016 ERRA rate decrease and the 2015 GRC decision in January 2016. The decrease in sales volume was due to lower load requirements related to cooler weather experienced in 2016 compared to the same period in prior year.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2015 Form 10-K).
Income Taxes
SCE's income tax provision decreased by $57 million during the first quarter of 2016 compared to the same period in 2015.
The effective tax rates were 13.6% and 24.3% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rate decrease was primarily due to higher income tax benefits related to repair deductions, mainly due to flow-through income tax benefits recorded through balancing accounts as discussed above.
See "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a reconciliation of the federal statutory rate of 35% to the effective income tax rates and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Tax Repair Deductions and Memorandum Account" below for more information.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2016	2015
Edison Energy Group and subsidiaries	$(6)	$2
Edison Mission Group and subsidiaries	—	3
Corporate expenses and Other[1]	(11)	(11)
Total Edison International Parent and Other	$(17)	$(6)

[1]	Includes interest expense (pre-tax) of $8 million and $7 million for the three months ended March 31, 2016 and 2015, respectively.

The loss from continuing operations of Edison International Parent and Other increased $11 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to:

•
Higher development and operating costs and lower income allocated under the HLBV accounting method at Edison Energy Group and subsidiaries for the three months ended March 31, 2016 compared with the same period in prior year. The results during the first quarter of 2016 also include the three businesses acquired by Edison Energy in December 2015. Revenue of Edison Energy Group for the three months ended March 31, 2016 and 2015, were

$6 million and $3 million, respectively. For further information, see the 2015 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" and "Management Overview—Highlights of Operating Results."

•
A decrease in income from Edison Mission Group and subsidiaries of $3 million for the three months ended March 31, 2016 primarily due to income related to affordable housing projects in the first quarter of 2015. In December 2015, EMG's subsidiary, Edison Capital completed the sale of its remaining affordable housing investments portfolio which represents the exit from this business activity.

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
Available Liquidity
At March 31, 2016, SCE had approximately $2.56 billion available under its $2.75 billion multi-year revolving credit facility. In March 2016, SCE issued $300 million of preference stock. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 12. Preferred and Preference Stock of SCE" for further discussion).
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At March 31, 2016, SCE's debt to total capitalization ratio was 0.43 to 1.
Regulatory Proceedings
Cost of Capital
As discussed in the year-ended 2015 MD&A, SCE and the other Joint Investor-Owned Utilities submitted a petition to the CPUC in connection with their request for a one-year extension of the due date for the filing of the next cost of capital applications. A final decision approving the Joint Investor-Owned Utilities' petition was approved on February 25, 2016. As extended, the Joint Investor-Owned Utilities must file their next cost of capital applications by April 20, 2017 instead of April 20, 2016. SCE's authorized rate of return and capital structure for CPUC-related activities will remain unchanged through December 31, 2017. See "Business—SCE—Overview of Ratemaking Process—CPUC" in the 2015 Form 10-K for details on SCE's cost of capital and authorized rates of return.
Energy Efficiency Incentive Mechanism
In March 2016, ORA and TURN filed a joint proposal requesting that the CPUC recalculate SCE's 2006 – 2008 incentive awards and order SCE to refund $39.9 million to its customers. SCE disputes the assertion that SCE should be at risk to repay previously awarded incentives. SCE cannot predict the outcome of this proceeding. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Energy Efficiency Incentive Mechanism" for more information.

Tax Repair Deductions and Memorandum Account
Previously, SCE recognized earnings and a regulatory asset for deferred income taxes related to 2012 – 2014 tax repair deductions. As a result of the CPUC's rate base offset in the 2015 GRC decision, SCE wrote down this regulatory asset in full during 2015. The after-tax charge was reflected in "Income tax expense" on the consolidated statements of income. The amount of tax repair deductions the CPUC used to establish the rate base offset was based on SCE's forecast of 2012 – 2014 tax repair deductions from the Notice of Intent filed in the 2015 GRC. The amount of tax repair deductions included in the Notice of Intent was less than the actual tax repair deductions SCE reported on its 2012 through 2014 income tax returns. In April 2016, the CPUC granted SCE's request to reduce SCE's Base Revenue Requirement Balancing Account by $234 million during 2016 through 2020 subject to the outcome of audits that may be conducted by tax authorities. The refunds result in flowing incremental tax benefits for 2012 – 2014 to customers through 2020, beginning in the second quarter of 2016. SCE does not expect to record a gain or loss from this reduction. Regulatory assets recorded from flow through tax benefits are recovered through SCE's general rate case proceedings.
Capital Investment Plan – Major Transmission Projects
Coolwater-Lugo
In February 2016, SCE filed an abandoned plant recovery request at FERC for the costs of the cancelled Coolwater-Lugo transmission project pursuant to the authority granted by FERC for SCE to recover 100% of all prudently-incurred costs if the project is cancelled for reasons beyond SCE's control. The project was cancelled by the CPUC in 2015 due to a reduction in need. SCE requested recovery of the $37.1 million in costs that SCE incurred for the project over a twelve-month period through the FERC transmission formula rate.
West of Devers
In April 2016, the CPUC issued a proposed decision to approve the project as recommended by SCE. An alternative project with a modified scope had been considered as part of required environmental impact reviews as discussed in the year-ended 2015 MD&A. The CPUC is expected to issue a final decision on the project in the second quarter of 2016.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At March 31, 2016, SCE's 13-month weighted-average common equity component of total capitalization was 50.2% and the maximum additional dividend, that SCE could pay to Edison International under this limitation was approximately $516 million, resulting in a restriction on net assets of approximately $13.4 billion.
In the first quarter of 2016, SCE declared and paid a dividend to Edison International of $170 million. Future dividend amounts and timing of distributions are dependent on a number of factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at March 31, 2016, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2016.

(in millions)
Collateral posted as of March 31, 2016[1]	$131
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	26
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	14
Posted and potential collateral requirements	$171

[1]
Net collateral provided to counterparties and other brokers consisted of $11 million of cash which was offset against net derivative liabilities on the consolidated balance sheets, $25 million of cash reflected in "Other current assets" on the consolidated balance sheets and $95 million in letters of credit and surety bonds.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2016 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders are dependent on dividends from SCE, realization of tax benefits and access to bank and capital markets.
At March 31, 2016, Edison International Parent had $988 million available under its $1.25 billion multi-year revolving credit facility. In March 2016, Edison International issued $400 million of senior notes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Edison International may finance working capital requirements, payment of obligations and capital investments, including capital contributions to subsidiaries to fund new businesses, with commercial paper or other borrowings, subject to availability in the capital markets.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At March 31, 2016, Edison International Parent's consolidated debt to total capitalization ratio was 0.47 to 1.
In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement. Edison International is obligated to make the final payment of $214 million on September 30, 2016. Edison International has net operating loss and tax credit carryforwards retained by EME which are available to offset future consolidated taxable income or tax liabilities. In December 2015, the PATH Act of 2015 extended 50% bonus depreciation for qualifying property retroactive to January 1, 2015 and through 2017 and provided for 40% bonus depreciation in 2018 and 30% in 2019. As a result, realization of these tax benefits has been deferred (currently forecasted through 2022). The timing of realization of these tax benefits may be further delayed in the event of future extensions of bonus depreciation and the value of the net operating loss carryforwards could be permanently reduced in the event that tax reform decreases the current corporate tax rate.

Historical Cash Flows
Southern California Edison Company

	Three months ended March 31,
(in millions)	2016	2015
Net cash provided by operating activities	$882	$966
Net cash (used in) provided by financing activities	(55)	320
Net cash used in investing activities	(832)	(1,288)
Net decrease in cash and cash equivalents	$(5)	$(2)
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the three months ended March 31, 2016 and 2015.

	Three months ended March 31,		Change in cash flows
(in millions)	2016	2015	2016/2015
Net income	$317	$333
Non-cash items[1]	537	532
Subtotal	$854	$865	$(11)
Changes in cash flow resulting from working capital[2]	(35)	(99)	64
Derivative assets and liabilities, net	5	(10)	15
Regulatory assets and liabilities, net	119	193	(74)
Other noncurrent assets and liabilities, net[3]	(61)	17	(78)
Net cash provided by operating activities	$882	$966	$(84)

[1]
Non-cash items include depreciation, decommissioning and amortization, allowance for equity during construction, impairment and other charges, deferred income taxes and investment tax credits and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts.
Net cash provided by operating activities were impacted by the following:

•
Net cash used for working capital was $35 million and $99 million during the three months ended March 31, 2016 and 2015, respectively. The cash outflow for each period was primarily related to the timing of disbursements, including payments for payroll, payroll-related costs and income taxes. In addition, net cash for working capital during the first quarter of 2016 was benefited by the timing of receipts from customers. During the first three months of the 2016 and 2015, SCE had net tax payments of $11 million and $32 million, respectively. In addition, SCE had severance payments of $15 million and $23 million during the first quarters of 2016 and 2015, respectively.

•
Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. During the first three months of 2016 and 2015, cash flows were impacted by the following principal balancing accounts:

•
ERRA overcollections for fuel and purchased power decreased $75 million during the first three months of 2016 primarily due to the implementation of the 2016 ERRA rate decrease in January 2016 partially offset by lower than forecasted power and gas prices experienced in 2016. ERRA undercollections for fuel and purchased power decreased $345 million in the first three months of 2015 primarily due to lower power and gas prices experienced in 2015.

•
The base rate revenue balancing account ("BRRBA") tracks differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers. BRRBA overcollections decreased $85 million in the first three months of 2016 primarily due to the implementation of the 2015 GRC decision in January 2016 and lower electricity sales than forecasted in rates from warmer weather experienced in 2016. BRRBA undercollections increased $72 million in the first three months of 2015 primarily due to reduced customer sales from warmer weather during the first quarter of 2015.

•
The public purpose and energy efficiency programs track the differences between amounts authorized by the CPUC and amounts incurred to fund programs established by the CPUC. Overcollections increased by $134 million during the first quarter of 2016 due to higher funding and lower spending for these programs. Overcollections decreased by $23 million during the first three months of 2015 due to increased spending for these programs.

•
The 2015 GRC decision established the TAMA. As a result of this memorandum account, together with a balancing account for pole loading expenditures, any differences between the authorized tax repair deductions and actual tax repair deductions will be adjusted through customer rates. Overcollections increased by $30 million during the first three months of 2016 due to higher tax repair deductions than forecasted in rates.

•
Timing of greenhouse gas auction revenue and climate credit refunds to customers. Overcollections increased by $81 million compared to $36 million for the first three months of 2016 and 2015, respectively.

•
Cash flows (used in) provided by other noncurrent assets and liabilities were $(61) million and $17 million in the first three months of 2016 and 2015, respectively. Major factors affecting cash flow related to noncurrent assets and liabilities were activities related to SCE's nuclear decommissioning trusts (principally related to the payment of decommissioning costs). Decommissioning costs of San Onofre were approximately $41 million and $32 million for the three months ended March 31, 2016 and 2015, respectively (such costs were recorded as a reduction of SCE's asset retirement obligation).

Net Cash (Used in) Provided by Financing Activities
The following table summarizes cash (used in) provided by financing activities for the three months ended March 31, 2016 and 2015. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 12. Preferred and Preference Stock of SCE."

	Three months ended March 31,
(in millions)	2016	2015
Issuances of first and refunding mortgage bonds, net	$—	$1,287
Long-term debt matured or repurchased	(40)	(419)
Issuances of preference stock, net	294	—
Redemptions of preference stock	(125)	—
Short-term debt financing, net	52	(370)
Payments of common stock dividends to Edison International	(170)	(147)
Payments of preferred and preference stock dividends	(35)	(34)
Other	(31)	3
Net cash (used in) provided by financing activities	$(55)	$320
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $950 million and $1.3 billion for the three months ended March 31, 2016 and 2015, respectively, primarily related to transmission, distribution and generation investments. Net proceeds (purchases) of nuclear decommissioning trust investments were $106 million and $(36) million for the three months ended March 31, 2016 and 2015, respectively. The 2016 net proceeds from sale of nuclear decommissioning trust investments was due to disbursements less net earnings during the period. The 2015 net purchase of nuclear decommissioning trust investments was due to net earnings during the period.

Nuclear Decommissioning Trusts
SCE's statement of cash flows includes activities of the Nuclear Decommissioning Trusts which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2016	2015
Net cash (used in) provided by operating activities: Nuclear decommissioning trusts	$(106)	$29
Net cash flow from investing activities: Proceeds from sale of investments	793	1,026
Purchases of investments	(687)	(1,062)
Net cash impact	$—	$(7)
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
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Three months ended March 31,
(in millions)	2016	2015
Net cash used in operating activities	$(29)	$(2)
Net cash provided by (used in) financing activities	12	(7)
Net cash used in investing activities	(2)	(6)
Net decrease in cash and cash equivalents	$(19)	$(15)
Net Cash Used in Operating Activities
Net cash used in operating activities increased $27 million for the first three months of 2016 compared to 2015 due to the timing of payments and receipts relating to interest, operating costs and income taxes.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities were as follows:

	Three months ended March 31,
(in millions)	2016	2015
Dividends paid to Edison International common shareholders	$(156)	$(136)
Dividends received from SCE	170	147
Payment for stock-based compensation	(38)	(94)
Receipt from stock option exercises	22	54
Long-term debt issuance, net	397	—
Short-term debt financing, net	(384)	15
Other	1	7
Net cash provided by (used in) financing activities	$12	$(7)

Contingencies
SCE has contingencies related to San Onofre Related Matters, Energy Efficiency Incentive Mechanism, Long Beach Service Interruptions, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."
Environmental Remediation
As of March 31, 2016, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $133 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies" for further discussion.
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2015 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.2 billion at both March 31, 2016 and December 31, 2015. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
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
As of March 31, 2016, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2016
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$136	$—	$136
Not rated	8	(12)	—
Total	$144	$(12)	$136

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a complete discussion on Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2015 MD&A.

NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
RISK FACTORS
The risk factors appearing in the 2015 Form 10-K under the headings set forth below are supplemented and updated as follows:
RISKS RELATING TO SOUTHERN CALIFORNIA EDISON COMPANY
Regulatory Risks
SCE's energy procurement activities are subject to regulatory and market risks that could materially affect its financial condition and liquidity.
SCE obtains energy, capacity, environmental credits and ancillary services needed to serve its customers from its own generating plants, and through contracts with energy producers and sellers. California law and CPUC decisions allow SCE to recover through the rates it is allowed to charge its customers reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE's cash flows remain subject to volatility primarily resulting from changes in commodity prices. For instance, natural gas prices may increase due to the leak at the SoCalGas underground gas storage facility in Aliso Canyon, California. Additionally, significant and prolonged gas use restrictions may adversely impact the reliability of the electric grid if critical generation resources are limited in their operations. In April 2016, a joint action plan authored by staff of the CPUC, California Energy Commission, CAISO and Los Angeles Department of Water and Power concluded that the unavailability of the gas storage facility could result in electric reliability being at risk for outages in the summer of 2016 and possibly later in 2016 and in early 2017. For further information, see "Business-SCE-Purchased Power and Fuel Supply." SCE is also subject to the risks of unfavorable or untimely CPUC decisions about the compliance with SCE's procurement plan and the reasonableness of certain procurement-related costs.
SCE may not be able to hedge its risk for commodities on economic terms or fully recover the costs of hedges through the rates it is allowed to charge its customers, which could materially affect SCE's liquidity and results of operations, see "Market Risk Exposures" in the MD&A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2016	2015
Total operating revenue	$2,440	$2,512
Purchased power and fuel	794	786
Operation and maintenance	629	636
Depreciation, decommissioning and amortization	477	463
Property and other taxes	92	89
Total operating expenses	1,992	1,974
Operating income	448	538
Interest and other income	31	39
Interest expense	(140)	(143)
Other expenses	(6)	(10)
Income from continuing operations before income taxes	333	424
Income tax expense	38	106
Income from continuing operations	295	318
Income from discontinued operations, net of tax	1	—
Net income	296	318
Preferred and preference stock dividend requirements of SCE	30	28
Other noncontrolling interests	(5)	(9)
Net income attributable to Edison International common shareholders	$271	$299
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$270	$299
Income from discontinued operations, net of tax	1	—
Net income attributable to Edison International common shareholders	$271	$299
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326
Continuing operations	$0.83	$0.92
Total	$0.83	$0.92
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	328	329
Continuing operations	$0.82	$0.91
Total	$0.82	$0.91
Dividends declared per common share	$0.4800	$0.4175

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2016	2015
Net income	$296	$318
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during the period plus amortization included in net income	2	(1)
Other comprehensive income (loss), net of tax	2	(1)
Comprehensive income	298	317
Less: Comprehensive income attributable to noncontrolling interests	25	19
Comprehensive income attributable to Edison International	$273	$298

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$137	$161
Receivables, less allowances of $59 and $62 for uncollectible accounts at respective dates	649	771
Accrued unbilled revenue	512	565
Inventory	268	267
Derivative assets	65	79
Regulatory assets	538	560
Other current assets	258	251
Total current assets	2,427	2,654
Nuclear decommissioning trusts	4,290	4,331
Other investments	208	203
Total investments	4,498	4,534
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,751 and $8,548 at respective dates	35,323	34,945
Nonutility property, plant and equipment, less accumulated depreciation of $88 and $85 at respective dates	141	140
Total property, plant and equipment	35,464	35,085
Derivative assets	78	84
Regulatory assets	7,628	7,512
Other long-term assets	364	360
Total long-term assets	8,070	7,956

Total assets	$50,459	$50,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Short-term debt	$363	$695
Current portion of long-term debt	295	295
Accounts payable	938	1,310
Accrued taxes	139	72
Customer deposits	253	242
Derivative liabilities	232	218
Regulatory liabilities	1,157	1,128
Other current liabilities	856	967
Total current liabilities	4,233	4,927
Long-term debt	11,243	10,883
Deferred income taxes and credits	7,699	7,480
Derivative liabilities	1,136	1,100
Pensions and benefits	1,771	1,759
Asset retirement obligations	2,597	2,764
Regulatory liabilities	5,920	5,676
Other deferred credits and other long-term liabilities	2,225	2,246
Total deferred credits and other liabilities	21,348	21,025
Total liabilities	36,824	36,835
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	4	6
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,491	2,484
Accumulated other comprehensive loss	(54)	(56)
Retained earnings	9,002	8,940
Total Edison International's common shareholders' equity	11,439	11,368
Noncontrolling interests – preferred and preference stock of SCE	2,192	2,020
Total equity	13,631	13,388

Total liabilities and equity	$50,459	$50,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2016	2015
Cash flows from operating activities:
Net income	$296	$318
Less: Income from discontinued operations	1	—
Income from continuing operations	295	318
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	499	485
Allowance for equity during construction	(22)	(21)
Deferred income taxes and investment tax credits	35	72
Other	5	5
Nuclear decommissioning trusts	(106)	29
Changes in operating assets and liabilities:
Receivables	117	31
Inventory	(1)	(10)
Accounts payable	(184)	63
Prepaid and accrued taxes	66	38
Other current assets and liabilities	(43)	(229)
Derivative assets and liabilities, net	5	(10)
Regulatory assets and liabilities, net	119	193
Other noncurrent assets and liabilities	68	—
Net cash provided by operating activities	853	964
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $3 and $13 for respective periods	397	1,287
Long-term debt matured	(40)	(419)
Preference stock issued, net	294	—
Preference stock redeemed	(125)	—
Short-term debt financing, net	(332)	(355)
Dividends to noncontrolling interests	(35)	(34)
Dividends paid	(156)	(136)
Other	(46)	(30)
Net cash (used in) provided by financing activities	(43)	313
Cash flows from investing activities:
Capital expenditures	(951)	(1,268)
Proceeds from sale of nuclear decommissioning trust investments	793	1,026
Purchases of nuclear decommissioning trust investments	(687)	(1,062)
Other	11	10
Net cash used in investing activities	(834)	(1,294)
Net decrease in cash and cash equivalents	(24)	(17)
Cash and cash equivalents at beginning of period	161	132
Cash and cash equivalents at end of period	$137	$115

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2016	2015
Operating revenue	$2,435	$2,508
Purchased power and fuel	794	786
Operation and maintenance	603	621
Depreciation, decommissioning and amortization	475	463
Property and other taxes	91	88
Total operating expenses	1,963	1,958
Operating income	472	550
Interest and other income	31	33
Interest expense	(131)	(136)
Other expenses	(5)	(7)
Income before income taxes	367	440
Income tax expense	50	107
Net income	317	333
Less: Preferred and preference stock dividend requirements	30	28
Net income available for common stock	$287	$305

Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions, unaudited)	2016	2015
Net income	$317	$333
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1
Other comprehensive income, net of tax	1	1
Comprehensive income	$318	$334

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$21	$26
Receivables, less allowances of $59 and $62 for uncollectible accounts at respective dates	624	724
Accrued unbilled revenue	511	564
Inventory	251	256
Derivative assets	65	79
Regulatory assets	538	560
Other current assets	233	234
Total current assets	2,243	2,443
Nuclear decommissioning trusts	4,290	4,331
Other investments	173	168
Total investments	4,463	4,499
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,751 and $8,548 at respective dates	35,323	34,945
Nonutility property, plant and equipment, less accumulated depreciation of $83 and $81 at respective dates	73	73
Total property, plant and equipment	35,396	35,018
Derivative assets	78	84
Regulatory assets	7,628	7,512
Other long-term assets	239	239
Total long-term assets	7,945	7,835

Total assets	$50,047	$49,795

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Short-term debt	$101	$49
Current portion of long-term debt	79	79
Accounts payable	935	1,299
Accrued taxes	105	46
Customer deposits	253	242
Derivative liabilities	232	218
Regulatory liabilities	1,157	1,128
Other current liabilities	662	760
Total current liabilities	3,524	3,821
Long-term debt	10,422	10,460
Deferred income taxes and credits	9,297	9,073
Derivative liabilities	1,134	1,100
Pensions and benefits	1,292	1,284
Asset retirement obligations	2,595	2,762
Regulatory liabilities	5,920	5,676
Other deferred credits and other long-term liabilities	1,934	1,947
Total deferred credits and other liabilities	22,172	21,842
Total liabilities	36,118	36,123
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	653	652
Accumulated other comprehensive loss	(21)	(22)
Retained earnings	8,884	8,804
Total common shareholder's equity	11,684	11,602
Preferred and preference stock	2,245	2,070
Total equity	13,929	13,672
Total liabilities and equity	$50,047	$49,795

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2016	2015
Cash flows from operating activities:
Net income	$317	$333
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	496	483
Allowance for equity during construction	(22)	(21)
Deferred income taxes and investment tax credits	60	67
Other	3	3
Nuclear decommissioning trusts	(106)	29
Changes in operating assets and liabilities:
Receivables	100	18
Inventory	5	(7)
Accounts payable	(175)	52
Prepaid and accrued taxes	60	43
Other current assets and liabilities	(25)	(205)
Derivative assets and liabilities, net	5	(10)
Regulatory assets and liabilities, net	119	193
Other noncurrent assets and liabilities	45	(12)
Net cash provided by operating activities	882	966
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $13 for the three months ended March 31, 2015	—	1,287
Long-term debt matured	(40)	(419)
Preference stock issued, net	294	—
Preference stock redeemed	(125)	—
Short-term debt financing, net	52	(370)
Dividends paid	(205)	(181)
Other	(31)	3
Net cash (used in) provided by financing activities	(55)	320
Cash flows from investing activities:
Capital expenditures	(950)	(1,266)
Proceeds from sale of nuclear decommissioning trust investments	793	1,026
Purchases of nuclear decommissioning trust investments	(687)	(1,062)
Other	12	14
Net cash used in investing activities	(832)	(1,288)
Net decrease in cash and cash equivalents	(5)	(2)
Cash and cash equivalents, beginning of period	26	38
Cash and cash equivalents, end of period	$21	$36

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
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in the 2015 Form 10-K. This quarterly report should be read in conjunction with the financial statements and notes included in the 2015 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.
The December 31, 2015 financial statement data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior year amounts have been reclassified for consistency with the current period presentation.
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Money market funds	$36	$37	$7	$8
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Book balances reclassified to accounts payable	$102	$162	$102	$158
Inventory
Inventory is primarily composed of materials, supplies and spare parts, and stated at the lower of cost or market, cost being determined by the average cost method.

Revenue Recognition
Operating revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period. During the first quarter of 2015, SCE recognized revenue from CPUC activities largely based on 2014 authorized base revenue requirements included in customer rates. In the fourth quarter of 2015, SCE implemented its 2015 GRC decision which allowed SCE to recover its revenue requirement retroactive to January 1, 2015.
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

	Three months ended March 31,
(in millions, except per-share amounts)	2016	2015
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$270	$299
Participating securities dividends	—	—
Income from continuing operations available to common shareholders	$270	$299
Weighted average common shares outstanding	326	326
Basic earnings per share – continuing operations	$0.83	$0.92
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$270	$299
Income impact of assumed conversions	—	—
Income from continuing operations available to common shareholders and assumed conversions	$270	$299
Weighted average common shares outstanding	326	326
Incremental shares from assumed conversions	2	3
Adjusted weighted average shares – diluted	328	329
Diluted earnings per share – continuing operations	$0.82	$0.91
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 2,023,787 and 79,394 shares of common stock for the three months ended March 31, 2016 and 2015, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Adopted
On April 7, 2015, the FASB issued an accounting standards update that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Previously, accounting guidance required these costs to be presented as a deferred charge asset. Edison International and SCE adopted this guidance in the first quarter of 2016. At March 31, 2016, the amount of debt issuance costs that are reflected as a deduction of "Long-term debt" was $76 million for SCE and $83 million for Edison International. At December 31, 2015 the amount of debt issuance costs that have been reclassified from "Other long-term assets" to a deduction of "Long-term debt" was $77 million for SCE and $81 million for Edison International.

On April 15, 2015, the FASB issued an accounting standards update on fees paid by a customer for software licenses. This new standard provides guidance about whether a cloud computing arrangement includes a software license which may be capitalized in certain circumstances. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. Edison International and SCE adopted this guidance prospectively, effective January 1, 2016. The adoption of this standard did not have a material impact on Edison International's and SCE's consolidated financial statements.
Accounting Guidance Not Yet Adopted
On May 28, 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures and further amended the standard in 2016. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018. Edison International and SCE are currently evaluating this new guidance and cannot determine the impact of this standard at this time. Edison International and SCE anticipates adopting the standard using the modified retrospective application which means that we would recognize the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in 2018.
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
On February 25, 2016, the FASB issued an accounting standards update related to lease accounting including enhanced disclosures. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will classify leases with a term of more than one year as either operating or finance leases and will need to recognize a right-of-use asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. This guidance is effective January 1, 2019 but early adoption is permitted. Edison International and SCE are currently evaluating this new guidance and cannot determine the impact of this standard at this time.
On March 30, 2016, the FASB issued an accounting standards update to simplify the accounting for share-based payments. Under this new guidance, the tax effects related to share based payments will be recorded through the income statement. Currently, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement. This guidance is effective January 1, 2017 but early adoption is permitted. The new standard also revised reporting on the statement of cash flows. Edison International and SCE are currently evaluating this new guidance.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three months ended March 31, 2016:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,484	$(56)	$8,940	$11,368	$2,020	$13,388
Net income	—	—	271	271	30	301
Other comprehensive income	—	2	—	2	—	2
Common stock dividends declared ($0.48 per share)	—	—	(156)	(156)	—	(156)
Dividends to noncontrolling interests	—	—	—	—	(30)	(30)
Stock-based compensation	1	—	(50)	(49)	—	(49)
Non-cash stock-based compensation	6	—	—	6	—	6
Issuance of preference stock	—	—	—	—	294	294
Redemption of preference stock	—	—	(3)	(3)	(122)	(125)
Balance at March 31, 2016	$2,491	$(54)	$9,002	$11,439	$2,192	$13,631
The following table provides Edison International's changes in equity for the three months ended March 31, 2015:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,445	$(58)	$8,573	$10,960	$2,022	$12,982
Net income	—	—	299	299	28	327
Other comprehensive loss	—	(1)	—	(1)	—	(1)
Common stock dividends declared ($0.4175 per share)	—	—	(136)	(136)	—	(136)
Dividends to noncontrolling interests	—	—	—	—	(28)	(28)
Stock-based compensation	9	—	(61)	(52)	—	(52)
Non-cash stock-based compensation	6	—	—	6	—	6
Balance at March 31, 2015	$2,460	$(59)	$8,675	$11,076	$2,022	$13,098

The following table provides SCE's changes in equity for the three months ended March 31, 2016:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,168	$652	$(22)	$8,804	$2,070	$13,672
Net income	—	—	—	317	—	317
Other comprehensive income	—	—	1	—	—	1
Dividends declared on common stock	—	—	—	(170)	—	(170)
Dividends declared on preferred and preference stock	—	—	—	(30)	—	(30)
Stock-based compensation	—	1	—	(34)	—	(33)
Non-cash stock-based compensation	—	3	—	—	—	3
Issuance of preference stock	—	(6)	—	—	300	294
Redemption of preference stock	—	3	—	(3)	(125)	(125)
Balance at March 31, 2016	$2,168	$653	$(21)	$8,884	$2,245	$13,929
The following table provides SCE's changes in equity for the three months ended March 31, 2015:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,168	$618	$(28)	$8,454	$2,070	$13,282
Net income	—	—	—	333	—	333
Other comprehensive income	—	—	1	—	—	1
Dividends declared on common stock	—	—	—	(147)	—	(147)
Dividends declared on preferred and preference stock	—	—	—	(28)	—	(28)
Stock-based compensation	—	9	—	(22)	—	(13)
Non-cash stock-based compensation	—	4	—	—	—	4
Balance at March 31, 2015	$2,168	$631	$(27)	$8,590	$2,070	$13,432
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2015 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,383 MW and 4,125 MW at March 31, 2016 and 2015, respectively, and the amounts that SCE paid to these projects were $127 million and $103 million for the three months ended March 31, 2016 and 2015, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust I, Trust II, Trust III, Trust IV, and Trust V were formed in 2012, 2013, 2014, 2015 and 2016, respectively, for the exclusive purpose of issuing the 5.625%, 5.10%, 5.75%, 5.375% and 5.45% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II, Trust III, Trust IV and Trust V issued to the public trust securities in the face amounts of $475 million, $400 million, $275 million, $325 million, and $300 million respectively, (cumulative, liquidation amounts of $25 per share) and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G, Series H, Series J, and Series K Preference Stock issued by SCE in the principal amounts of $475 million, $400 million, $275 million, $325 million and $300 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
The Series F, Series G, Series H, Series J and Series K Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G, Series H, Series J or Series K Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (see Note 12 for further information). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities when and if the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.
The Trust I, Trust II, Trust III and Trust IV balance sheets as of March 31, 2016 and December 31, 2015, consisted of investments of $475 million, $400 million, $275 million and $325 million in the Series F, Series G, Series H and Series J Preference Stock, respectively, $475 million, $400 million, $275 million and $325 million of trust securities, respectively, and $10,000 each of common stock. The Trust V balance sheet as of March 31, 2016 consisted of investments of $300 million in the Series K Preference Stock, $300 million of trust securities, and $10,000 of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended March 31,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V
2016
Dividend income	$7	$5	$4	$4	$1
Dividend distributions	7	5	4	4	1
2015
Dividend income	$7	$5	$4	*	*
Dividend distributions	7	5	4	*	*
* Not applicable.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2016 and December 31, 2015, nonperformance risk was not material for Edison International and SCE.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$143	$—	$143
Other	28	—	—	—	28
Nuclear decommissioning trusts:
Stocks[2]	1,464	—	—	—	1,464
Fixed Income[3]	907	1,810	—	—	2,717
Short-term investments, primarily cash equivalents	69	48	—	—	117
Subtotal of nuclear decommissioning trusts[4]	2,440	1,858	—	—	4,298
Total assets	2,468	1,858	143	—	4,469
Liabilities at fair value
Derivative contracts	—	21	1,356	(11)	1,366
Total liabilities	—	21	1,356	(11)	1,366
Net assets (liabilities)	$2,468	$1,837	$(1,213)	$11	$3,103

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$163	$—	$163
Other	28	—	—	—	28
Nuclear decommissioning trusts:
Stocks[2]	1,460	—	—	—	1,460
Fixed Income[3]	947	1,776	—	—	2,723
Short-term investments, primarily cash equivalents	91	81	—	—	172
Subtotal of nuclear decommissioning trusts[4]	2,498	1,857	—	—	4,355
Total assets	2,526	1,857	163	—	4,546
Liabilities at fair value
Derivative contracts	—	22	1,311	(15)	1,318
Total liabilities	—	22	1,311	(15)	1,318
Net assets (liabilities)	$2,526	$1,835	$(1,148)	$15	$3,228

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 70% of SCE's equity investments were located in the United States at both March 31, 2016 and December 31, 2015.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $101 million and $111 million at March 31, 2016 and December 31, 2015, respectively.

[4]
Excludes net payables of $8 million and net payables of $24 million at March 31, 2016 and December 31, 2015, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $30 million and $29 million at March 31, 2016 and December 31, 2015, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2016	2015
Fair value of net liabilities at beginning of period	$(1,148)	$(902)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(65)	(74)
Fair value of net liabilities at end of period	$(1,213)	$(976)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(84)	$(96)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no significant transfers between any levels during 2016 and 2015.
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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
March 31, 2016	$136	$—	Market simulation model and auction prices	Load forecast	6,289 MW - 24,349 MW
				Power prices[1]	$0 - $110.44
				Gas prices[2]	$1.98 - $5.72
December 31, 2015	152	—	Market simulation model and auction prices	Load forecast	6,289 MW - 24,349 MW
				Power prices[1]	$0 - $110.44
				Gas prices[2]	$1.98 - $5.72
Tolling
March 31, 2016	7	1,329	Option model	Volatility of gas prices	16% - 46% (30%)
				Volatility of power prices	26% - 86% (40%)
				Power prices	$17.67 - $47.29 ($33.00)
December 31, 2015	10	1,297	Option model	Volatility of gas prices	15% - 58% (20%)
				Volatility of power prices	26% - 38% (30%)
				Power prices	$24.15 - $46.93 ($34.80)

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.

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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	March 31, 2016		December 31, 2015
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$10,501	$12,045	$10,616	$11,592
Edison International	11,538	13,109	11,259	12,252
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
Note 5.    Debt and Credit Agreements
Long-Term Debt
In March 2016, Edison International issued $400 million of 2.95% senior notes due in 2023. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes.
Credit Agreements and Short-Term Debt
SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively, with both maturing in July 2020. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.

At March 31, 2016, SCE's outstanding commercial paper was $101 million at a weighted-average interest rate of 0.45%. At March 31, 2016, letters of credit issued under SCE's credit facility aggregated $94 million and are scheduled to expire in twelve months or less. At December 31, 2015, the outstanding commercial paper was $49 million at a weighted-average interest rate of 0.51%.
At March 31, 2016, Edison International Parent's outstanding commercial paper was $262 million at a weighted-average interest rate of 0.69%. At December 31, 2015, the outstanding commercial paper was $646 million at a weighted-average interest rate of 0.78%.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $50 million and $38 million as of March 31, 2016 and December 31, 2015, respectively. SCE has posted $12 million collateral at March 31, 2016 and no collateral at December 31, 2015 to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2016, SCE would be required to post $31 million of additional collateral of which $3 million is related to outstanding payables that are net of collateral already posted.

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

	March 31, 2016
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$66	$78	$144	$244	$1,134	$1,378	$1,234
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	(11)	—	(11)	(11)
Net amounts presented in the consolidated balance sheets	$65	$78	$143	$232	$1,134	$1,366	$1,223

	December 31, 2015
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$81	$84	$165	$235	$1,100	$1,335	$1,170
Gross amounts offset in the consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(15)	—	(15)	(15)
Net amounts presented in the consolidated balance sheets	$79	$84	$163	$218	$1,100	$1,318	$1,155

[1]
In addition, at March 31, 2016 and December 31, 2015, SCE had posted $25 million and $31 million, respectively, of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2016	2015
Realized losses	$(27)	$(36)
Unrealized losses	(64)	(69)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	March 31, 2016	December 31, 2015
Electricity options, swaps and forwards	GWh	4,842	6,221
Natural gas options, swaps and forwards	Bcf	17	32
Congestion revenue rights	GWh	96,182	109,740
Tolling arrangements	GWh	68,331	70,663
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2016	2015	2016	2015
Income from continuing operations before income taxes	$333	$424	$367	$440
Provision for income tax at federal statutory rate of 35%	117	148	128	154
Increase in income tax from:
State tax, net of federal benefit	6	11	9	14
Property-related	(79)	(60)	(79)	(60)
Change related to uncertain tax positions	(1)	15	(1)	10
Other	(5)	(8)	(7)	(11)
Total income tax expense from continuing operations	$38	$106	$50	$107
Effective tax rate	11.4%	25.0%	13.6%	24.3%
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
Tax Disputes
Tax Years 2007 – 2009
Edison International received a Revenue Agent Report from the IRS in February 2013 which included a proposed adjustment to disallow deductions related to certain capitalized overhead costs. Edison International has tentatively reached an agreement with the IRS regarding this matter, which if finalized, would result in a federal tax liability of approximately $64 million, including interest through March 31, 2016.
Tax Years 2010 – 2012
The IRS Revenue Agent Report was received in June 2015. As a result, Edison International and SCE have re-measured their Federal and State uncertain tax positions and recorded $94 million and $100 million, respectively, of income tax benefits including interest and penalty during the second quarter of 2015. The Revenue Agent Report included a proposed adjustment to disallow deductions related to certain capitalized overhead expenses. Edison International has tentatively reached an agreement with IRS regarding this matter, which if finalized, would result in a federal tax liability of approximately
$9 million, including interest through March 31, 2016.

Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2007 – 2015 and 2003 – 2015, respectively.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $5 million during the three months ended March 31, 2016, which includes contributions of $1 million by SCE. Edison International expects to make contributions of $115 million during the remainder of 2016, which includes $94 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.
Pension expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2016	2015	2016	2015
Service cost	$39	$35	$38	$35
Interest cost	44	41	41	38
Expected return on plan assets	(56)	(57)	(53)	(53)
Amortization of prior service cost	1	1	1	1
Amortization of net loss[1]	9	9	8	7
Expense under accounting standards	$37	$29	$35	$28
Regulatory adjustment	(9)	(1)	(9)	(1)
Total expense recognized	$28	$28	$26	$27

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $3 million and $2 million, respectively, for the three months ended March 31, 2016, and $3 million and $2 million, respectively, for the three months ended March 31, 2015.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $7 million during the three months ended March 31, 2016 and expects to make contributions of $26 million during the remainder of 2016, substantially all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans, pending the outcome of the 2015 GRC decision. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.
PBOP expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2016	2015	2016	2015
Service cost	$10	$12	$10	$12
Interest cost	26	29	26	28
Expected return on plan assets	(28)	(28)	(28)	(28)
Amortization of prior service cost	(1)	(3)	(1)	(3)
Amortization of net loss	—	6	—	6
Total expense	$7	$16	$7	$15

Workforce Reductions
SCE continues to focus on productivity improvements to mitigate rate pressure from its capital program, optimize its cost structure and improve operational efficiency, which is expected to result in further workforce reductions through 2016. During the three months ended March 31, 2016, SCE increased the estimated impact for approved workforce reductions.
The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2016	$22
Additions	5
Payments	(15)
Balance at March 31, 2016	$12
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Stocks	—	$311	$304	$1,464	$1,460
Municipal bonds	2054	736	691	894	840
U.S. government and agency securities	2046	1,002	1,070	1,092	1,128
Corporate bonds	2057	662	708	731	755
Short-term investments and receivables/payables[1]	One-year	106	144	109	148
Total		$2,817	$2,917	$4,290	$4,331

[1]
Short-term investments include $8 million and $81 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by April 4, 2016 and January 5, 2016 as of March 31, 2016 and December 31, 2015, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion and $1.4 billion at March 31, 2016 and December 31, 2015, respectively.

The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended March 31,
(in millions)	2016	2015
Balance at beginning of period	$4,331	$4,799
Gross realized gains	17	27
Gross realized losses	(3)	(2)
Unrealized gains, net	59	44
Other-than-temporary impairments	(7)	(4)
Interest and dividends	29	28
Contributions	—	7
Income taxes	(18)	—
Decommissioning disbursements	(116)	—
Administrative expenses and other	(2)	(3)
Balance at end of period	$4,290	$4,896
Trust assets are used to pay income taxes as the Trust files separate income taxes returns from SCE. Deferred income taxes related to unrealized gains at March 31, 2016 were $357 million. Accordingly, the fair value of Trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.9 billion at March 31, 2016. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
Note 10.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	March 31, 2016	December 31, 2015
Current:
Regulatory balancing accounts	$329	$382
Energy derivatives	182	159
Other	27	19
Total current	538	560
Long-term:
Deferred income taxes, net	3,920	3,757
Pensions and other postretirement benefits	842	849
Energy derivatives	1,066	1,027
Unamortized investments, net	169	182
San Onofre	982	1,043
Unamortized loss on reacquired debt	197	201
Regulatory balancing accounts	39	36
Environmental remediation	131	129
Other	282	288
Total long-term	7,628	7,512
Total regulatory assets	$8,166	$8,072

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	March 31, 2016	December 31, 2015
Current:
Regulatory balancing accounts	$1,135	$1,106
Other	22	22
Total current	1,157	1,128
Long-term:
Costs of removal	2,822	2,781
Recoveries in excess of ARO liabilities[1]	1,690	1,502
Regulatory balancing accounts	1,352	1,314
Other	56	79
Total long-term	5,920	5,676
Total regulatory liabilities	$7,077	$6,804

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

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	March 31, 2016	December 31, 2015
Asset (liability)
Energy resource recovery account	$(364)	$(439)
New system generation balancing account	(189)	(171)
Public purpose programs and energy efficiency programs	(817)	(683)
Tax accounting memorandum account and pole loading balancing account	(278)	(248)
Base rate recovery balancing account	(234)	(319)
Greenhouse gas auction revenue	(156)	(75)
FERC balancing accounts	43	74
Generator settlements	—	(4)
Other	(124)	(137)
Liability	$(2,119)	$(2,002)

Note 11.    Commitments and Contingencies
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
MHI Claims
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and a related company ("MHI"), which designed and supplied the RSGs. MHI warranted the RSGs for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's stated liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to $138 million. MHI has advised SCE that it disagrees. In October 2013, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its customers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other San Onofre owners sued MHI, alleging claims arising from MHI's supplying the faulty steam generators. These litigation claims have been stayed pending the arbitration. The other co-owners (SDG&E and Riverside) have been added as additional claimants in the arbitration. The arbitration is being conducted pursuant to a confidentiality order issued by the arbitration panel. Hearings concluded on April 29, 2016. A decision may be issued by year-end 2016 but could be later.
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

The San Onofre OII Settlement Agreement provides the utilities with the discretion to resolve the MHI dispute without CPUC approval, but the utilities are obligated to use their best efforts to inform the CPUC of any settlement or other resolution of these disputes to the extent this is possible without compromising any aspect of the resolution. SCE and SDG&E have also agreed to allow the CPUC to review the documentation of any final resolution of the MHI dispute and the litigation costs incurred in pursuing claims against MHI to ensure they are not exorbitant in relation to the recovery obtained. There is no assurance that there will be any recovery from MHI or, if there is a recovery, that it will equal or exceed the litigation costs incurred to pursue the recovery.
Energy Efficiency Incentive Mechanism
In September 2015, the CPUC granted TURN and ORA requests for rehearing of prior CPUC decisions related to $74.5 million of incentive awards that SCE received for savings achieved by its 2006 – 2008 energy efficiency programs. In March 2016, ORA and TURN filed a joint proposal requesting that the CPUC recalculate SCE's 2006 – 2008 incentive awards and order SCE to refund $39.9 million to its customers. SCE disputes the assertion that SCE should be at risk to repay previously awarded incentives. SCE cannot predict the outcome of these petitions.
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
At March 31, 2016, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $133 million, including $80 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $3 million. Of the $136 million total environmental remediation liability for SCE, $131 million has been recorded as a regulatory asset. SCE expects to recover $49 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $82 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $165 million and $7 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $23 million. Costs incurred were $1 million for both the three months ended March 31, 2016 and 2015.
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
For more information on nuclear insurance coverage, see Note 11 in the 2015 Form 10-K.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million (SCE share $124 million) to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. The settlement also provides for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE will submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process will make additional legal action to recover damages incurred in 2014 – 2016 unnecessary. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.

Note 12.    Preferred and Preference Stock of SCE
During the first quarter of 2016, SCE issued $300 million of 5.45% Series K Preference Stock (120,004 shares; cumulative, $2,500 liquidation value) to SCE Trust V, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series K Preference Stock may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2026 if certain changes in tax or investment company laws occur. On or after March 15, 2026, SCE may redeem the Series K shares at par, in whole or in part and distributions will accrue and be payable at a floating rate. The shares are not subject to mandatory redemption. The proceeds were used to redeem $125 million of SCE's Series D Preference Stock and for general corporate purposes.
Note 13.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax consist of:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2016	2015	2016	2015
Beginning balance	$(56)	$(58)	$(22)	$(28)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	—	(3)	—	—
Reclassified from accumulated other comprehensive loss[1]	2	2	1	1
Change	2	(1)	1	1
Ending Balance	$(54)	$(59)	$(21)	$(27)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
Note 14.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended March 31,
(in millions)	2016	2015
SCE interest and other income:
Equity allowance for funds used during construction	$22	$21
Increase in cash surrender value of life insurance policies and life insurance benefits	7	10
Interest income	—	1
Other	2	1
Total SCE interest and other income	31	33
Other income of Edison International Parent and Other	—	6
Total Edison International interest and other income	$31	$39
SCE other expenses:
Civic, political and related activities and donations	$(5)	$(5)
Other	—	(2)
Total SCE other expenses	(5)	(7)
Other expense of Edison International Parent and Other	(1)	(3)
Total Edison International other expenses	$(6)	$(10)

Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2016	2015	2016	2015
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$158	$152	$149	$144
Tax payments, net	2	—	11	32
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$156	$136	$—	$147
Preferred and preference stock	1	3	1	3
SCE's accrued capital expenditures at March 31, 2016 and 2015 were $360 million and $407 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in
Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2016. Based on that evaluation, Edison International's Chief Executive Officer and Chief Financial Officer and SCE's President and Chief Financial Officer have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned SCE Projects as discussed in Note 2. Property, Plant and Equipment in the 2015 Form 10-K.
LEGAL PROCEEDINGS
The following proceeding was previously reported to comply with SEC regulations, which require disclosure of certain information about proceedings arising under federal, state or local environmental provisions if a company reasonably believes that such proceedings might result in monetary sanctions of $100,000 or more.
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
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the first quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	391,478	$59.21	—	—
February 1, 2016 to February 29, 2016	961,019	66.88	—	—
March 1, 2016 to March 31, 2016	656,598	70.15	—	—
Total	2,009,095	$66.45	—	—

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

Purchases of Equity Securities by SCE and Affiliated Purchasers
The following table contains information about all purchases of SCE Series D Preference Stock made by or on behalf of SCE in the first quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016			—	—
February 1, 2016 to February 29, 2016			—	—
March 1, 2016 to March 31, 2016	1,250,000	$100.54	1,250,000	—
Total	1,250,000	$100.54	1,250,000	—

[1]
On March 31, 2016, SCE repurchased 1,250,000 shares of the Series D Preference Shares, at $100.54 (liquidation value and accrued dividends) per share. The redemption of SCE's Series D Preference Stock was announced via an SCE press release on March 1, 2016.

EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Southern California Edison Company, together with all Certificates of Determination of Preferences of all outstanding Preferred and Preference Stock

10.1**	Edison International 2008 Executive Severance Plan, as amended and restated effective February 24, 2016

10.2**	Edison International 2008 Executive Disability Plan, as amended and restated effective January 1, 2016

10.3**	Edison International 2016 Executive Annual Incentive Program

10.4**	Edison International 2016 Long-Term Incentives Terms and Conditions

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2016, filed on May 2, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2016, filed on May 2, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Connie J. Erickson

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	May 2, 2016	Date:	May 2, 2016