Form 10-Q
period 2016-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2016-07-28
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Common Stock outstanding as of July 26, 2016:
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
Competitive Businesses
businesses focused on providing energy solutions, including distributed generation and/or storage, to commercial and industrial customers; engaging in competitive transmission opportunities; and exploring distributed water treatment and recycling.

CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group and one of the Competitive Businesses
Edison Energy Group	Edison Energy Group, Inc., the holding company for the Competitive Businesses
EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement entered into by Edison International, EME, and the Consenting Noteholders in February 2014
EMG	Edison Mission Group Inc.
EPS	earnings per share
ERRA	energy resource recovery account
FERC	Federal Energy Regulatory Commission
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE held a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 28, 2016
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Ltd. and a related company
Moody's	Moody's Investors Service
MW	megawatts
MWh	megawatt-hours
NAAQS	national ambient air quality standards
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering

NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates
OII	Order Instituting Investigation
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
QF(s)	qualifying facility(ies)
ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
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

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including the determinations of authorized rates of return or return on equity, outcome of San Onofre CPUC proceedings and delays in regulatory actions;

•	ability of Edison International or SCE to borrow funds and access the capital markets on reasonable terms;

•
ability of cities, counties and certain other public agencies to generate and/or purchase electricity for their local residents and businesses, along with other possible customer bypass or departure due to technological advancements in the generation, storage, transmission, distribution and use of electricity, and supported by public policy, government regulations and incentives;

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
The MD&A for the six months ended June 30, 2016 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2015, and as compared to the six months ended June 30, 2015. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2015 (the "year-ended 2015 MD&A"), which was included in the 2015 Form 10-K.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is a public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses focused on providing energy solutions to commercial and industrial customers, including distributed resources, engaging in transmission opportunities, and exploring distributed water treatment and recycling (the "Competitive Businesses"). Such business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all of the information contained in this report relates to both filers.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2016	2015	Change	2016	2015	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$315	$384	$(69)	$601	$689	$(88)
Edison International Parent and Other	(37)	(5)	(32)	(54)	(11)	(43)
Discontinued operations	(2)	—	(2)	(1)	—	(1)
Edison International	276	379	(103)	546	678	(132)
Less: Non-core items
SCE	—	—	—	—	—	—
Edison International Parent and Other	2	1	1	4	6	(2)
Discontinued operations	(2)	—	(2)	(1)	—	(1)
Total non-core items	—	1	(1)	3	6	(3)
Core earnings (losses)
SCE	315	384	(69)	601	689	(88)
Edison International Parent and Other	(39)	(6)	(33)	(58)	(17)	(41)
Edison International	$276	$378	$(102)	$543	$672	$(129)
Edison International's earnings are prepared in accordance with GAAP used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the hypothetical liquidation at book value ("HLBV") accounting method and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as: exit activities, including sale of certain assets and other activities that are no longer continuing, write downs, asset impairments and other gains and losses related to certain tax, regulatory or legal settlements or proceedings.
SCE's earnings for the second quarter and six months ended June 30, 2016 decreased by $69 million and $88 million, respectively, which includes lower income tax benefits partially offset by the implementation of the 2015 GRC decision and 2016 incremental return on the pole loading rate base. The year-to-date variance also includes higher operation and maintenance costs.
During the second quarter of 2015, SCE recorded $100 million of income tax benefits from revisions to liabilities for uncertain tax positions (see "Results of Operations" for further information).

During the first six months of 2015, pending the outcome of the 2015 GRC decision, SCE recognized GRC-related revenue largely based on the 2014 authorized revenue requirement. During the third and fourth quarters of 2015, SCE recorded revenue refunds to customers which totaled $451 million to reflect the final decision in the 2015 GRC. The estimated amount of the refund to customers attributable to the second quarter and six months ended June 30, 2015, but subsequently recorded in 2015, was approximately $35 million ($21 million after-tax) and $70 million ($42 million after-tax), respectively. In addition, SCE's results of operations for the three and six months ended June 30, 2016 included an increase in revenue of approximately $50 million ($30 million after-tax) and $96 million ($57 million after-tax), respectively, from the escalation mechanism set forth in the final 2015 GRC decision. The annual escalation increase implemented in customer rates for 2016 was $203 million. SCE's results of operations for the three and six months ended June 30, 2015 were largely based on 2014 authorized base revenue requirements included in customer rates.
Edison International Parent and Other losses from continuing operations for the second quarter and six months ended June 30, 2016 increased by $32 million and $43 million, respectively. Losses for the second quarter consisted of $33 million of higher core losses and $1 million of higher non-core earnings. Losses for the six months ended June 30, 2016 consisted of $41 million of higher core losses and $2 million of lower non-core earnings. During the second quarter of 2016, Edison International Parent and Other recorded an after-tax charge of $13 million related to the buy-out of an earn-out provision with the former shareholders of a company acquired by Edison Energy at the end of 2015. The buy-out was completed, together with modification to employment contracts, in order to align long-term incentive compensation. In addition, core losses included higher operating and development costs and lower revenue and gross margin from the sale of solar systems at Edison Energy Group. Results during 2015 included income from Edison Capital's investments in affordable housing projects which were sold at the end of 2015.
Consolidated non-core items included income of $2 million and $4 million for the three and six months ended June 30, 2016, respectively, compared to income of $1 million and $6 million for the same periods in 2015. The income was related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method. Edison International reflected in core earnings the operating results of the solar rooftop projects, related financings and the priority return to the tax equity investor. The losses allocated to the tax equity investor under HLBV accounting method results in income allocated to subsidiaries of Edison International, neither of which is due to the operating performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see the 2015 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."
Capital Program
SCE forecasts capital expenditures for 2016 – 2017 in the range of $7.9 billion to $8.1 billion. The low end of the range reflects a 12% reduction in FERC projects using management judgment, based on historical experience. SCE's 2016 – 2017 forecast for major capital expenditures are set forth in the table below:

(in millions)	2016	2017	2016 – 2017 Total
Transmission	$534	$1,000	$1,534
Distribution	2,984	3,079	6,063
Generation	244	217	461
Total estimated capital expenditures	$3,762	$4,296	$8,058
Total estimated capital expenditures for 2016 – 2017 (using the range discussed above)	$3,694	$4,174	$7,868
Capital expenditures for projects under CPUC jurisdiction are recovered through the authorized revenue requirement in SCE's GRC or through other CPUC-authorized mechanisms. Recovery for 2016 – 2017 planned expenditures for projects under FERC jurisdiction will be pursued through FERC-authorized mechanisms.
SCE is experiencing delays, mainly due to licensing, with certain of its transmission projects, notably the Riverside Transmission Reliability Project, Alberhill System and Mesa Substation. As a result, approximately $300 million of 2016 capital expenditures have been delayed. Approximately $100 million of these capital expenditures will be made up in 2017 and the remaining $200 million will be reflected in our forecast once SCE files its 2018 GRC application. SCE will file its 2018 GRC application in September 2016, which will include a forecast of capital expenditures and rate base for 2018 – 2020.

Changes to the route or location, adoption of any undergrounding options or other significant modification to the licensing or construction plans could create additional costs and further delay the completion of the projects discussed above. For further information regarding the capital program, see "Liquidity and Capital Resources—Capital Investment Plan" and the year-ended 2015 MD&A, "Management Overview—Capital Program."
SCE's forecasted rate base for 2016 and 2017 is as follows:

(in millions)	2016	2017
Based on total estimated capital expenditures	$25,012	$26,615
Based on total estimated capital expenditures for 2016 – 2017 (using the range discussed above)	24,944	26,425
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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended June 30, 2016 versus June 30, 2015

	Three months ended June 30, 2016			Three months ended June 30, 2015
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,509	$1,259	$2,768	$1,596	$1,305	$2,901
Purchased power and fuel	—	1,064	1,064	—	1,078	1,078
Operation and maintenance	492	195	687	495	229	724
Depreciation, decommissioning and amortization	503	—	503	481	—	481
Property and other taxes	85	—	85	82	—	82
Total operating expenses	1,080	1,259	2,339	1,058	1,307	2,365
Operating income	429	—	429	538	(2)	536
Interest expense	(134)	—	(134)	(132)	1	(131)
Other income and expenses	22	—	22	13	1	14
Income before income taxes	317	—	317	419	—	419
Income tax expense	(29)	—	(29)	7	—	7
Net income	346	—	346	412	—	412
Preferred and preference stock dividend requirements	31	—	31	28	—	28
Net income available for common stock	$315	$—	$315	$384	$—	$384
Core earnings[1]			$315			$384
Non-core earnings			—			—
Total SCE GAAP earnings			$315			$384

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Lower operating revenue of $87 million primarily due to the following:

•
During the second quarter of 2016, SCE recorded a revenue refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions (offset in income taxes as discussed below). This revenue refund resulted from the CPUC's approval of SCE's request to refund incremental tax repair deductions that were not addressed in SCE's 2015 GRC decision. See "Liquidity and Capital Resources—Regulatory Proceedings—Tax Repair Deductions and Memorandum Account" for further information.

•
A decrease in revenue of approximately $20 million for 2016 incremental tax benefits recognized through the tax accounting memorandum account ("TAMA") and the pole loading balancing account (offset in income taxes as discussed below). In addition, in 2016, SCE recorded $15 million ($9 million after-tax) of incremental return on the pole loading rate base in this balancing account. During the second quarter of 2015, there was no incremental return on pole loading rate base due to the timing of the final GRC decision.

•
An increase in FERC-related revenue of $19 million primarily due to higher operating costs including amortization of the regulatory asset associated with the Coolwater-Lugo transmission project (see "Liquidity and Capital Resources—Capital Investment Plan—Major Transmission Projects—Coolwater-Lugo" for further information) and rate base growth partially offset by a $15 million increase in 2015 revenue due to a change in estimate under the FERC formula rate mechanism.

•
An increase in CPUC revenue of approximately $15 million primarily due to the implementation of the 2015 GRC decision. During the second quarter of 2016, SCE increased authorized revenue approximately $50 million based on the escalation mechanism set forth in the 2015 GRC decision. This increase was partially offset by approximately $35 million of the refund to customers attributable to the second quarter of 2015 as a result of the finalization of the 2015 GRC decision (see "Highlights of Operating Results" for further information).

•
An increase of $9 million primarily due to tax benefits recognized in 2015 related to net operating loss carrybacks for San Onofre decommissioning costs resulting in a reduction in revenue in 2015 (offset in income taxes).

•
Lower operation and maintenance costs of $3 million primarily related to lower labor costs due to the workforce reductions and lower legal costs. These lower costs were partially offset by a planned outage and upgrades at the Mountainview plant and costs associated with the pole loading program. The pole loading program costs are recovered in revenue (for further information see the year-ended 2015 MD&A, "Management Overview—Regulatory Proceedings—2015 General Rate Case").

•
Higher depreciation, decommissioning and amortization expense of $22 million primarily related to depreciation on transmission and distribution investments and amortization of the regulatory asset related to the Coolwater-Lugo, as discussed above.

•
Higher other income and expenses of $9 million primarily due to higher insurance benefits in 2016. See "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for further details.

•	Lower income taxes of $36 million primarily due to lower pre-tax income and the following discrete items:

•
Higher income tax benefits in 2016 primarily related to $79 million of flow-through incremental tax benefits for 2012 – 2014 to customers and $12 million of repair deductions for TAMA and pole loading balancing accounts (both offset in revenue above).

•	A change in liabilities related to uncertain tax positions related to repair deductions, which resulted in income tax benefits of $100 million during the second quarter of 2015.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•	Lower operation and maintenance expense of $34 million primarily due to lower transmission access charges and lower spending on various public purpose programs.

The following table is a summary of SCE's results of operations for the periods indicated.
Six months ended June 30, 2016 versus June 30, 2015

	Six months ended June 30, 2016			Six months ended June 30, 2015
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$3,031	$2,173	$5,204	$3,159	$2,250	$5,409
Purchased power and fuel	—	1,858	1,858	—	1,864	1,864
Operation and maintenance	975	315	1,290	958	388	1,346
Depreciation, decommissioning and amortization	978	—	978	943	—	943
Property and other taxes	176	—	176	170	—	170
Total operating expenses	2,129	2,173	4,302	2,071	2,252	4,323
Operating income	902	—	902	1,088	(2)	1,086
Interest expense	(265)	—	(265)	(267)	1	(266)
Other income and expenses	46	—	46	39	1	40
Income before income taxes	683	—	683	860	—	860
Income tax expense	21	—	21	115	—	115
Net income	662	—	662	745	—	745
Preferred and preference stock dividend requirements	61	—	61	56	—	56
Net income available for common stock	$601	$—	$601	$689	$—	$689
Core earnings[1]			$601			$689
Non-core earnings			—			—
Total SCE GAAP earnings			$601			$689

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Utility earning activities were primarily affected by the following:

•	Lower operating revenue of $128 million primarily due to the following:

•
During the second quarter of 2016, SCE recorded a revenue refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions, as discussed above (offset in income taxes below).

•
A decrease in revenue of approximately $95 million for 2016 incremental tax benefits recognized through the tax accounting memorandum account ("TAMA") and the pole loading balancing account (offset in income taxes as discussed below). In addition, SCE recorded $26 million ($15 million after-tax) of incremental return on the pole loading rate base recorded through this balancing account. During the first six months of 2015, there was no incremental return on pole loading rate base due to the timing of the final 2015 GRC decision.

•
An increase in CPUC revenue of approximately $26 million primarily due to the implementation of the 2015 GRC decision. During the first six months of 2016, SCE increased authorized revenue approximately $96 million based on the escalation mechanism set forth in the 2015 GRC decision. This increase was partially offset by approximately $70 million of the refund to customers attributable to the second quarter of 2015 as a result of the finalization of the 2015 GRC decision (see "Highlights of Operating Results" for further information).

•
An increase in FERC-related revenue of $32 million primarily related to higher operating costs including amortization of the regulatory asset associated with the Coolwater-Lugo transmission project and rate base growth partially offset by a $15 million increase in 2015 revenue due to a change in estimate under the FERC formula rate mechanism.

•
An increase of $15 million primarily due to tax benefits recognized in 2015 related to net operating loss carrybacks for San Onofre decommissioning costs resulting in a reduction in revenue in 2015 (offset in income taxes).

•	Higher operation and maintenance expense of $17 million primarily due:

•	An increase of $10 million related to transmission and distribution costs for storm-related activities.

•	An increase of $10 million related to the pole loading program, which is recovered in revenue.

•	An increase of $8 million related to a planned outage and upgrades at the Mountainview plant.

•	A decrease of $11 million of lower operating costs primarily related to lower labor costs due to the workforce reductions.

•
Higher depreciation, decommissioning and amortization expense of $35 million primarily related to depreciation on transmission and distribution investments and amortization of the regulatory asset related to the Coolwater-Lugo plant, as discussed above.

•	Higher other income and expenses of $7 million, see "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for details.

•	Lower income taxes of $94 million primarily due to lower pre-tax income and the following discrete items:

•
Higher income tax benefits in 2016 primarily related to $79 million related to the flow-through of incremental tax benefits for 2012 – 2014 to customers and $56 million of repair deductions for TAMA and pole loading balancing accounts (both offset in revenue above). These items were partially offset by lower tax benefits on other property-related items in 2016.

•	A change in liabilities related to uncertain tax positions related to repair deductions, which resulted in income tax benefits of $100 million during the second quarter of 2015.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•	Lower operation and maintenance expense of $73 million primarily due to lower transmission access charges, lower benefit costs, and lower spending on various public purpose programs.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $2.5 billion and $4.9 billion for the three and six months ended June 30, 2016, respectively, compared to $2.8 billion and $5.4 billion for the respective periods in 2015.

•
Retail billed and unbilled revenue for the three months ended June 30, 2016 were lower compared to the same period last year primarily due to a rate decrease of $264 million. The decrease was due to implementations of the 2016 ERRA rate decrease and the 2015 GRC decision in January 2016.

•
Retail billed and unbilled revenue for the six months ended June 30, 2016 reflects a rate decrease of $400 million and a sales volume decrease of $40 million. The rate decrease is primarily due to implementations of the 2016 ERRA rate decrease and the 2015 GRC decision in January 2016. The sales volume decrease is primarily due to lower load requirements related to solar generation and energy efficiency programs.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2015 Form 10-K).
Income Taxes
SCE's income tax provision decreased by $36 million and $94 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015.
The effective tax rates were (9.1)% and 1.7% for the three months ended June 30, 2016 and 2015, respectively. The effective tax rates were 3.1% and 13.4% for the six months ended June 30, 2016 and 2015, respectively. SCE's effective tax rate is lower than the statutory rate primarily due to income tax benefits related to repair deductions, mainly due to flow-through income tax benefits recorded through balancing accounts. The decrease in the effective tax rate from 2015 to 2016 is mainly due to the $133 million revenue refund to customers partially offset by the change in liabilities related to uncertain tax positions.
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
Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Edison Energy Group and subsidiaries[1]	$(17)	$(2)	$(23)	$—
Edison Mission Group and subsidiaries	(4)	8	(4)	11
Corporate expenses and Other[2]	(16)	(11)	(27)	(22)
Total Edison International Parent and Other	$(37)	$(5)	$(54)	$(11)

[1]
Includes income of $2 million and $4 million for the three and six months ended June 30, 2016, respectively, compared to income of $1 million and $6 million for the same periods in 2015 related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method.

[2]
Includes interest expense (pre-tax) of $9 million and $7 million for the three months ended June 30, 2016 and 2015, respectively, and $17 million and $14 million for the six months ended June 30, 2016 and 2015, respectively.

The loss from continuing operations of Edison International Parent and Other increased $32 million and $43 million for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to:

•
An increase in losses of Edison Energy Group from a $13 million after-tax charge from a buy-out of an earn-out provision contained in one of the 2015 acquisitions, higher operating and development expenses and lower revenue and gross margin from the sale of solar systems. The buy-out was completed, together with modification to employment contracts, in order to align long-term incentive compensation. The results during the first half of 2016 include the three businesses acquired by Edison Energy in December 2015. Revenue for Edison Energy Group for the three and six months ended June 30, 2016 were $9 million and $15 million, respectively, compared to $6 million and $9 million for the respective periods in 2015.

•
A decrease in income from Edison Mission Group and subsidiaries of $12 million and $15 million for the three and six months ended June 30, 2016, respectively, primarily due to income related to affordable housing projects in 2015. In December 2015, EMG's subsidiary, Edison Capital completed the sale of its remaining affordable housing investments portfolio which represents the exit from this business activity.

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
Available Liquidity
At June 30, 2016, SCE had approximately $2.15 billion available under its $2.75 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2016, SCE's debt to total capitalization ratio was 0.44 to 1.

Regulatory Proceedings
San Onofre CPUC Proceedings
In May 2016, and in consideration of the CPUC's December 2015 decision sanctioning SCE for failing to disclose ex parte communications relevant to the San Onofre OII, the Assigned Commissioner and ALJ issued a ruling to reopen the record upon which the CPUC had, in November 2014, approved the San Onofre OII Settlement Agreement among SCE, TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—San Onofre Related Matters—San Onofre CPUC Proceedings" for more information.
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
FERC Formula Rates
In June 2016, SCE provided its preliminary 2017 annual transmission revenue requirement update to interested parties. The update provided support for an increase in SCE's transmission revenue requirement of $98 million or 9% over amounts currently authorized in rates. The increase is mainly due to the completion of several major transmission projects and an underrecovery in rates for revenue in 2015, which is being recovered through the formula rate true up process. SCE expects to file its 2017 annual update with the FERC by December 1, 2016 and the proposed rates would be effective January 1, 2017.
Tax Repair Deductions and Memorandum Account
SCE recognized earnings and a regulatory asset for deferred income taxes related to 2012 – 2014 tax repair deductions. As a result of the CPUC's rate base offset in the 2015 GRC decision, SCE wrote down this regulatory asset in full during 2015. The after-tax charge was reflected in "Income tax expense" on the consolidated statements of income. The amount of tax repair deductions the CPUC used to establish the rate base offset was based on SCE's forecast of 2012 – 2014 tax repair deductions from the Notice of Intent filed in the 2015 GRC. The amount of tax repair deductions included in the Notice of Intent was less than the actual tax repair deductions SCE reported on its 2012 through 2014 income tax returns. In April 2016, the CPUC granted SCE's request to reduce SCE's Base Revenue Requirement Balancing Account by $234 million during 2016 through 2020 subject to the outcome of audits that may be conducted by tax authorities. The refunds result in flowing incremental tax benefits for 2012 – 2014 to customers through 2020. SCE refunded $133 million during the second quarter of 2016. SCE did not record a gain or loss from this reduction. Regulatory assets recorded from flow through tax benefits are recovered through SCE's general rate case proceedings.
Capital Investment Plan
Major Transmission Projects
West of Devers
In April 2016, the CPUC issued a proposed decision to approve the project as recommended by SCE. An alternative project with a modified scope had been considered as part of required environmental impact reviews as discussed in the year-ended 2015 MD&A. The CPUC is expected to issue a final decision on the project in the third quarter of 2016.

Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities (RPU), the municipal utility department of the City of Riverside. While RPU would be responsible for constructing some of the Project's facilities within Riverside, SCE's portion of the Project consists of constructing upgrades to its system, including a new 230-kV Substation; certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. The purpose of the Project is to provide RPU and its customers with adequate transmission capacity to serve existing and projected load, to provide for long-term system capacity for load growth, and to provide needed system reliability.
Alberhill System
The Alberhill System Project consists of constructing a new 500-kV substation, two 500-kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500-kV transmission line, telecommunication equipment and subtransmission lines in unincorporated and incorporated portions of western Riverside County. The Project was designed to meet long-term forecasted electrical demand in the proposed Alberhill Project area and to increase electrical system reliability.
Coolwater-Lugo
In February 2016, SCE filed an abandoned plant recovery request at FERC for the costs of the cancelled Coolwater-Lugo transmission project pursuant to the authority granted by FERC for SCE to recover 100% of all prudently-incurred costs if the project is cancelled for reasons beyond SCE's control. The project was cancelled by the CPUC in 2015 due to a reduction in need. SCE requested recovery of the $37.1 million in costs that SCE incurred for the project over a twelve-month period through the FERC transmission formula rate. In May 2016, the FERC issued an order finding that the project was cancelled for reasons beyond SCE's control, and granted SCE recovery of 100% of the prudently-incurred costs of the project, as proposed by SCE but set for hearing and settlement the $8.5 million in overhead costs assigned by SCE to the project to determine whether these costs are reasonable.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At June 30, 2016, SCE's 13-month weighted-average common equity component of total capitalization was 50.3% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $540 million, resulting in a restriction on net assets of approximately $13.5 billion.
In the second quarter of 2016, SCE declared and paid a dividend to Edison International of $170 million. Future dividend amounts and timing of distributions are dependent on a number of factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at June 30, 2016, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2016.

(in millions)
Collateral posted as of June 30, 2016[1]	$91
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	55
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	6
Posted and potential collateral requirements	$152

[1]
Net collateral provided to counterparties and other brokers consisted of $95 million in letters of credit and surety bonds and $4 million of cash reflected in "Other current liabilities" on the consolidated balance sheets.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2016 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and dividends to common shareholders are dependent on dividends from SCE, realization of tax benefits and access to bank and capital markets.
At June 30, 2016, Edison International Parent had $956 million available under its $1.25 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Edison International may finance working capital requirements, payment of obligations and capital investments, including capital contributions to subsidiaries to fund new businesses, with commercial paper or other borrowings, subject to availability in the capital markets.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At June 30, 2016, Edison International Parent's consolidated debt to total capitalization ratio was 0.47 to 1.
In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement. Edison International is obligated to make the final payment of $214 million on September 30, 2016. Edison International has net operating loss and tax credit carryforwards retained by EME, which are available to offset future consolidated taxable income or tax liabilities. In December 2015, the PATH Act of 2015 extended 50% bonus depreciation for qualifying property retroactive to January 1, 2015 and through 2017 and provided for 40% bonus depreciation in 2018 and 30% in 2019. As a result, realization of these tax benefits has been deferred (currently forecasted through 2022). The timing of realization of these tax benefits may be further delayed in the event of future extensions of bonus depreciation and the value of the net operating loss carryforwards could be permanently reduced in the event that tax reform decreases the current corporate tax rate.

Historical Cash Flows
Southern California Edison Company

	Six months ended June 30,
(in millions)	2016	2015
Net cash provided by operating activities	$1,514	$1,689
Net cash provided by financing activities	151	539
Net cash used in investing activities	(1,671)	(2,213)
Net (decrease) increase in cash and cash equivalents	$(6)	$15
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2016 and 2015.

	Six months ended June 30,		Change in cash flows
(in millions)	2016	2015	2016/2015
Net income	$662	$745
Non-cash items[1]	989	995
Subtotal	$1,651	$1,740	$(89)
Changes in cash flow resulting from working capital[2]	(120)	(311)	191
Derivative assets and liabilities, net	15	33	(18)
Regulatory assets and liabilities, net	90	241	(151)
Other noncurrent assets and liabilities, net[3]	(122)	(14)	(108)
Net cash provided by operating activities	$1,514	$1,689	$(175)

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
Net cash provided by operating activities were impacted by the following:

•
Net cash used for working capital was $120 million and $311 million during the six months ended June 30, 2016 and 2015, respectively. The cash outflow for each period was primarily related to the timing of receipts from customers and timing of disbursements, including payments for payroll, payroll-related costs and income taxes. During the first six months of the 2016 and 2015, SCE had net tax payments of $32 million and $125 million, respectively.

•
Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. During the first six months of 2016 and 2015, cash flows were impacted by the following principal balancing accounts:

•
ERRA overcollections for fuel and purchased power decreased $187 million during the first six months of 2016 primarily due to the implementation of the 2016 ERRA rate decrease in January 2016 partially offset by lower than forecasted power and gas prices experienced in 2016. ERRA undercollections for fuel and purchased power decreased $485 million in the first six months of 2015 primarily due to lower power and gas prices experienced in 2015.

•
The base rate revenue balancing account ("BRRBA") tracks differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers. BRRBA overcollections increased $216 million in the first six months of 2016 primarily due to a reclassification of $206 million from TAMA to BRRBA to refund customers as required by the CPUC, partially offset by the implementation of the 2015 GRC decision in January 2016. In addition, during the second quarter of 2016, SCE recorded a revenue refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions. See "Liquidity and Capital Resources—Regulatory Proceedings—Tax Repair Deductions and Memorandum Account" for further information.

•
The public purpose and energy efficiency programs track the differences between amounts authorized by the CPUC and amounts incurred to fund programs established by the CPUC. Overcollections increased by $145 million during the first six months of 2016 due to higher funding and lower spending for these programs. Overcollections decreased by $122 million during the first six months of 2015 due to increased spending for these programs.

•
The 2015 GRC decision established the TAMA. As a result of this memorandum account, together with a balancing account for pole loading expenditures, any differences between the authorized tax repair deductions and actual tax repair deductions will be adjusted through customer rates. Overcollections decreased by $180 million during the first six months of 2016 primarily due to a $206 million reclassification from TAMA to BRRBA to refund customers as discussed above, partially offset by higher tax repairs deductions than forecasted in rates.

•
SCE received $122 million in May 2016 from the federal government related to Department of Energy's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. These damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Spent Nuclear Fuel" for further discussion.

•
Cash flows used in other noncurrent assets and liabilities were $122 million and $14 million in the first six months of 2016 and 2015, respectively. Major factors affecting cash flow related to noncurrent assets and liabilities were activities related to SCE's nuclear decommissioning trusts (principally related to the payment of decommissioning costs). Decommissioning costs of San Onofre were approximately $88 million and $80 million for the six months ended June 30, 2016 and 2015, respectively (such costs were recorded as a reduction of SCE's asset retirement obligation).

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the six months ended June 30, 2016 and 2015. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 12. Preferred and Preference Stock of SCE."

	Six months ended June 30,
(in millions)	2016	2015
Issuances of first and refunding mortgage bonds, net	$—	$1,287
Issuances of pollution control bonds, net	—	128
Long-term debt matured or repurchased	(41)	(721)
Issuances of preference stock, net	294	—
Redemptions of preference stock	(125)	—
Short-term debt financing, net	457	184
Payments of common stock dividends to Edison International	(340)	(294)
Payments of preferred and preference stock dividends	(61)	(56)
Other	(33)	11
Net cash provided by financing activities	$151	$539
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $1.8 billion and $2.2 billion for the six months ended June 30, 2016 and 2015, respectively, primarily related to transmission, distribution and generation investments. Net proceeds (purchases) of nuclear decommissioning trust investments were $144 million and $(48) million for the six months ended June 30, 2016 and 2015, respectively. The 2016 net proceeds from sale of nuclear decommissioning trust investments was due to disbursements less net earnings during the period. The 2015 net purchase of nuclear decommissioning trust investments was due to net earnings during the period.

Nuclear Decommissioning Trusts
SCE's statement of cash flows includes activities of the Nuclear Decommissioning Trusts, which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2016	2015
Net cash (used in) provided by operating activities: Nuclear decommissioning trusts	$(144)	$41
Net cash flow from investing activities: Proceeds from sale of investments	1,391	1,455
Purchases of investments	(1,247)	(1,503)
Net cash impact	$—	$(7)
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
In future periods, decommissioning costs of San Onofre will increase significantly. Beginning in March 2016, funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Six months ended June 30,
(in millions)	2016	2015
Net cash (used in) provided by operating activities	$(85)	$79
Net cash provided by (used in) financing activities	51	(66)
Net cash used in investing activities	(10)	(21)
Net decrease in cash and cash equivalents	$(44)	$(8)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities were impacted by the following:

•	$122 million receipt of intercompany tax-allocation payments in 2015.

•
$21 million outflow in June 2016 related to the buy-out of an earn-out provision with the former shareholders of a company acquired by Edison Energy in 2015. See "Results of Operations—Edison International Parent and Other—Income from Continuing Operations" for further information.

•
approximately $64 million cash outflow from operating activities in 2016 compared to $43 million cash outflow in 2015 due to the timing of payments and receipts relating to interest and operating costs.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities were as follows:

	Six months ended June 30,
(in millions)	2016	2015
Dividends paid to Edison International common shareholders	$(313)	$(272)
Dividends received from SCE	340	294
Payment for stock-based compensation	(47)	(108)
Receipt from stock option exercises	26	63
Long-term debt issuance, net	397	—
Short-term debt financing, net	(351)	(60)
Other	(1)	17
Net cash provided by (used in) financing activities	$51	$(66)
Contingencies
SCE has contingencies related to San Onofre Related Matters, Energy Efficiency Incentive Mechanism, Long Beach Service Interruptions, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."
Environmental Remediation
As of June 30, 2016, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $130 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Environmental Remediation" for further discussion.
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2015 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.2 billion at both June 30, 2016 and December 31, 2015. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
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

As of June 30, 2016, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	June 30, 2016
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$124	$(4)	$120
BBB	2	—	2
Not rated	5	(14)	—
Total	$131	$(18)	$122

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
In June 2016, the California Governor and state legislators announced an agreement on CPUC reform bills that, if passed, will establish rulemaking to govern communications between the CPUC officials, staff and the regulated utilities. These bills have not yet been approved by the California legislature and the particular rules they propose have yet to be adopted. Changes to the rules and processes around ex parte communications could result in delayed decisions, increased investigations, enforcement actions and penalties. In addition, the CPUC or other parties may initiate investigations of past communications between public utilities, including SCE, and CPUC officials and staff that could result in reopening completed proceedings for reconsideration.

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
Competitive and Market Risks
The electricity industry is undergoing change, including increased competition, technological advancements, and political and regulatory developments
California utilities are experiencing increasing deployment of distributed energy resources, such as solar, energy storage, energy efficiency and demand response technologies. This growth will eventually require modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect distributed energy resources. To this end, the CPUC is conducting proceedings to: evaluate changes to the planning and operation of the electric distribution grid in order to prepare for higher penetration of distributed energy resources; consider future grid modernization and grid reinforcement investments; evaluate if traditional grid investments can be deferred by distributed energy resources, and if feasible, what, if any, compensation would be appropriate; and clarify the role of the electric distribution grid operator. The outcome of these proceedings is unknown. These changes could materially affect SCE's business model and its financial condition and results of operations.
Customer-owned generation itself reduces the amount of electricity those customers purchase from utilities and has the effect of increasing utility rates unless customer rates are designed to allocate the costs of the distribution grid across all customers that benefit from their use. For example, customers in California that generate their own power do not currently pay all transmission and distribution charges and non-bypassable charges, subject to limitations, which result in increased utility rates for those customers who do not own their generation. Such increases influence the public discussion regarding changes in the electric utility business model.
In addition, the FERC has adopted changes that have opened transmission development to competition from independent developers, allowing such developers to compete with incumbent utilities for the construction and operation of transmission facilities. For more information, see "Business—SCE—Competition" in the 2015 Form 10-K.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2016	2015	2016	2015
Total operating revenue	$2,777	$2,908	$5,218	$5,420
Purchased power and fuel	1,064	1,078	1,858	1,864
Operation and maintenance	721	743	1,350	1,380
Depreciation, decommissioning and amortization	505	481	982	945
Property and other taxes	85	82	178	171
Impairment and other charges	21	—	21	—
Total operating expenses	2,396	2,384	4,389	4,360
Operating income	381	524	829	1,060
Interest and other income	33	43	65	82
Interest expense	(144)	(138)	(284)	(281)
Other expenses	(11)	(17)	(19)	(24)
Income from continuing operations before income taxes	259	412	591	837
Income tax (benefit) expense	(47)	6	(9)	113
Income from continuing operations	306	406	600	724
Loss from discontinued operations, net of tax	(2)	—	(1)	—
Net income	304	406	599	724
Preferred and preference stock dividend requirements of SCE	31	28	61	56
Other noncontrolling interests	(3)	(1)	(8)	(10)
Net income attributable to Edison International common shareholders	$276	$379	$546	$678
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$278	$379	$547	$678
Loss from discontinued operations, net of tax	(2)	—	(1)	—
Net income attributable to Edison International common shareholders	$276	$379	$546	$678
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$0.86	$1.16	$1.68	$2.08
Discontinued operations	(0.01)	—	—	—
Total	$0.85	$1.16	$1.68	$2.08
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	328	329	329
Continuing operations	$0.85	$1.15	$1.66	$2.06
Discontinued operations	(0.01)	—	—	—
Total	$0.84	$1.15	$1.66	$2.06
Dividends declared per common share	$0.4800	$0.4175	$0.9600	$0.8350

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2016	2015	2016	2015
Net income	$304	$406	$599	$724
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	1	3	3	2
Other comprehensive income, net of tax	1	3	3	2
Comprehensive income	305	409	602	726
Less: Comprehensive income attributable to noncontrolling interests	28	27	53	46
Comprehensive income attributable to Edison International	$277	$382	$549	$680

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$111	$161
Receivables, less allowances of $56 and $62 for uncollectible accounts at respective dates	801	771
Accrued unbilled revenue	682	565
Inventory	308	267
Derivative assets	65	79
Regulatory assets	478	560
Other current assets	214	251
Total current assets	2,659	2,654
Nuclear decommissioning trusts	4,344	4,331
Other investments	203	203
Total investments	4,547	4,534
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,531 and $8,548 at respective dates	35,629	34,945
Nonutility property, plant and equipment, less accumulated depreciation of $92 and $85 at respective dates	148	140
Total property, plant and equipment	35,777	35,085
Derivative assets	69	84
Regulatory assets	7,792	7,512
Other long-term assets	353	360
Total long-term assets	8,214	7,956

Total assets	$51,197	$50,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Short-term debt	$800	$695
Current portion of long-term debt	696	295
Accounts payable	1,166	1,310
Accrued taxes	74	72
Customer deposits	257	242
Derivative liabilities	195	218
Regulatory liabilities	1,072	1,128
Other current liabilities	889	967
Total current liabilities	5,149	4,927
Long-term debt	10,845	10,883
Deferred income taxes and credits	7,892	7,480
Derivative liabilities	1,101	1,100
Pensions and benefits	1,774	1,759
Asset retirement obligations	2,590	2,764
Regulatory liabilities	6,017	5,676
Other deferred credits and other long-term liabilities	2,081	2,246
Total deferred credits and other liabilities	21,455	21,025
Total liabilities	37,449	36,835
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	—	6
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,499	2,484
Accumulated other comprehensive loss	(53)	(56)
Retained earnings	9,111	8,940
Total Edison International's common shareholders' equity	11,557	11,368
Noncontrolling interests – preferred and preference stock of SCE	2,191	2,020
Total equity	13,748	13,388

Total liabilities and equity	$51,197	$50,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2016	2015
Cash flows from operating activities:
Net income	$599	$724
Less: Loss from discontinued operations	(1)	—
Income from continuing operations	600	724
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,025	987
Allowance for equity during construction	(42)	(42)
Deferred income taxes and investment tax credits	(28)	101
Other	11	11
Nuclear decommissioning trusts	(144)	41
EME insurance proceeds	1	—
Changes in operating assets and liabilities:
Receivables	(33)	32
Inventory	(41)	5
Accounts payable	67	130
Prepaid and accrued taxes	1	(50)
Other current assets and liabilities	(135)	(411)
Derivative assets and liabilities, net	15	33
Regulatory assets and liabilities, net	90	241
Other noncurrent assets and liabilities	42	(34)
Net cash provided by operating activities	1,429	1,768
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $3 and $16 for respective periods	397	1,415
Long-term debt matured	(41)	(721)
Preference stock issued, net	294	—
Preference stock redeemed	(125)	—
Short-term debt financing, net	106	125
Dividends to noncontrolling interests	(61)	(56)
Dividends paid	(313)	(272)
Other	(55)	(18)
Net cash provided by financing activities	202	473
Cash flows from investing activities:
Capital expenditures	(1,828)	(2,197)
Proceeds from sale of nuclear decommissioning trust investments	1,391	1,455
Purchases of nuclear decommissioning trust investments	(1,247)	(1,503)
Other	3	11
Net cash used in investing activities	(1,681)	(2,234)
Net (decrease) increase in cash and cash equivalents	(50)	7
Cash and cash equivalents at beginning of period	161	132
Cash and cash equivalents at end of period	$111	$139

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2016	2015	2016	2015
Operating revenue	$2,768	$2,901	$5,204	$5,409
Purchased power and fuel	1,064	1,078	1,858	1,864
Operation and maintenance	687	724	1,290	1,346
Depreciation, decommissioning and amortization	503	481	978	943
Property and other taxes	85	82	176	170
Total operating expenses	2,339	2,365	4,302	4,323
Operating income	429	536	902	1,086
Interest and other income	33	31	65	64
Interest expense	(134)	(131)	(265)	(266)
Other expenses	(11)	(17)	(19)	(24)
Income before income taxes	317	419	683	860
Income tax (benefit) expense	(29)	7	21	115
Net income	346	412	662	745
Less: Preferred and preference stock dividend requirements	31	28	61	56
Net income available for common stock	$315	$384	$601	$689

Consolidated Statements of Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2016	2015	2016	2015
Net income	$346	$412	$662	$745
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1	2	2
Other comprehensive income, net of tax	1	1	2	2
Comprehensive income	$347	$413	$664	$747

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$20	$26
Receivables, less allowances of $56 and $62 for uncollectible accounts at respective dates	784	724
Accrued unbilled revenue	681	564
Inventory	254	256
Derivative assets	65	79
Regulatory assets	478	560
Other current assets	192	234
Total current assets	2,474	2,443
Nuclear decommissioning trusts	4,344	4,331
Other investments	170	168
Total investments	4,514	4,499
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,531 and $8,548 at respective dates	35,629	34,945
Nonutility property, plant and equipment, less accumulated depreciation of $85 and $81 at respective dates	76	73
Total property, plant and equipment	35,705	35,018
Derivative assets	69	84
Regulatory assets	7,792	7,512
Other long-term assets	227	239
Total long-term assets	8,088	7,835

Total assets	$50,781	$49,795

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Short-term debt	$506	$49
Current portion of long-term debt	479	79
Accounts payable	1,163	1,299
Accrued taxes	37	46
Customer deposits	257	242
Derivative liabilities	195	218
Regulatory liabilities	1,072	1,128
Other current liabilities	684	760
Total current liabilities	4,393	3,821
Long-term debt	10,024	10,460
Deferred income taxes and credits	9,509	9,073
Derivative liabilities	1,100	1,100
Pensions and benefits	1,292	1,284
Asset retirement obligations	2,588	2,762
Regulatory liabilities	6,017	5,676
Other deferred credits and other long-term liabilities	1,786	1,947
Total deferred credits and other liabilities	22,292	21,842
Total liabilities	36,709	36,123
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	656	652
Accumulated other comprehensive loss	(20)	(22)
Retained earnings	9,023	8,804
Total common shareholder's equity	11,827	11,602
Preferred and preference stock	2,245	2,070
Total equity	14,072	13,672
Total liabilities and equity	$50,781	$49,795

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2016	2015
Cash flows from operating activities:
Net income	$662	$745
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,017	982
Allowance for equity during construction	(42)	(42)
Deferred income taxes and investment tax credits	9	48
Other	5	7
Nuclear decommissioning trusts	(144)	41
Changes in operating assets and liabilities:
Receivables	(59)	4
Inventory	2	14
Accounts payable	73	146
Prepaid and accrued taxes	(13)	(87)
Other current assets and liabilities	(123)	(388)
Derivative assets and liabilities, net	15	33
Regulatory assets and liabilities, net	90	241
Other noncurrent assets and liabilities	22	(55)
Net cash provided by operating activities	1,514	1,689
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $16 for the six months ended June 30, 2015	—	1,415
Long-term debt matured	(41)	(721)
Preference stock issued, net	294	—
Preference stock redeemed	(125)	—
Short-term debt financing, net	457	184
Dividends paid	(401)	(350)
Other	(33)	11
Net cash provided by financing activities	151	539
Cash flows from investing activities:
Capital expenditures	(1,822)	(2,187)
Proceeds from sale of nuclear decommissioning trust investments	1,391	1,455
Purchases of nuclear decommissioning trust investments	(1,247)	(1,503)
Other	7	22
Net cash used in investing activities	(1,671)	(2,213)
Net (decrease) increase in cash and cash equivalents	(6)	15
Cash and cash equivalents, beginning of period	26	38
Cash and cash equivalents, end of period	$20	$53

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, a company that holds interests in subsidiaries that are engaged in competitive businesses focused on providing energy solutions to commercial and industrial customers, including distributed resources, engaging in competitive transmission opportunities, and exploring distributed water treatment and recycling. Such competitive business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in the 2015 Form 10-K. This quarterly report should be read in conjunction with the financial statements and notes included in the 2015 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2016 are not necessarily indicative of the operating results for the full year.
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
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Money market funds	$36	$37	$4	$8
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Book balances reclassified to accounts payable	$99	$162	$99	$158
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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2016	2015	2016	2015
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$278	$379	$547	$678
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$278	$379	$547	$678
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$0.86	$1.16	$1.68	$2.08
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$278	$379	$547	$678
Income impact of assumed conversions	—	—	—	—
Income from continuing operations available to common shareholders and assumed conversions	$278	$379	$547	$678
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	3	2	3	3
Adjusted weighted average shares – diluted	329	328	329	329
Diluted earnings per share – continuing operations	$0.85	$1.15	$1.66	$2.06
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 42,890 and 1,981,596 shares of common stock for the three months ended June 30, 2016 and 2015, respectively, and 47,861 and 1,981,596 shares for the six months ended June 30, 2016 and 2015, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Adopted
On April 7, 2015, the FASB issued an accounting standards update that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. Previously, accounting guidance required these costs to be presented as a deferred charge asset. Edison International and SCE adopted this guidance in the first quarter of 2016. At June 30, 2016, the amount of debt issuance costs that are reflected as a deduction of "Long-term debt" was $75 million for SCE and $81 million for Edison International. At December 31, 2015 the amount of debt issuance costs that have been reclassified from "Other long-term assets" to a deduction of "Long-term debt" was $77 million for SCE and $81 million for Edison International.

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
Accounting Guidance Not Yet Adopted
On May 28, 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures and further amended the standard in 2016. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018. Edison International and SCE are currently evaluating this guidance and cannot determine the impact of this standard at this time. Edison International and SCE anticipates adopting the standard using the modified retrospective application which means that Edison International and SCE would recognize the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in 2018.
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
On February 25, 2016, the FASB issued an accounting standards update related to lease accounting including enhanced disclosures. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will classify leases with a term of more than one year as either operating or finance leases and will need to recognize a right-of-use asset and a lease liability. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. SCE, as a regulated entity, is permitted to continue to have straight-line expense for finance leases, assuming the rate recovery is based upon current payments. This guidance is effective January 1, 2019 but early adoption is permitted. Edison International and SCE are currently evaluating this new guidance and cannot determine the impact of this standard at this time.
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
On June 16, 2016, the FASB issued an accounting standards update to amend the guidance on the impairment of financial instruments. The new guidance adds an impairment model, known as the current expected credit loss model, which was based on expected losses rather than incurred losses. This guidance applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and loan commitments. However, available-for-sale debt securities are excluded from the model's scope. This guidance is effective on January 1, 2020, but early adoption no earlier than January 1, 2019 is permitted. Edison International and SCE are currently evaluating this new guidance.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the six months ended June 30, 2016:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,484	$(56)	$8,940	$11,368	$2,020	$13,388
Net income	—	—	546	546	61	607
Other comprehensive income	—	3	—	3	—	3
Common stock dividends declared ($0.96 per share)	—	—	(313)	(313)	—	(313)
Dividends to noncontrolling interests	—	—	—	—	(61)	(61)
Stock-based compensation	3	—	(60)	(57)	—	(57)
Non-cash stock-based compensation	12	—	—	12	—	12
Issuance of preference stock	—	—	—	—	294	294
Redemption of preference stock	—	—	(2)	(2)	(123)	(125)
Balance at June 30, 2016	$2,499	$(53)	$9,111	$11,557	$2,191	$13,748
The following table provides Edison International's changes in equity for the six months ended June 30, 2015:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,445	$(58)	$8,573	$10,960	$2,022	$12,982
Net income	—	—	678	678	56	734
Other comprehensive loss	—	2	—	2	—	2
Common stock dividends declared ($0.835 per share)	—	—	(272)	(272)	—	(272)
Dividends to noncontrolling interests	—	—	—	—	(56)	(56)
Stock-based compensation	15	—	(70)	(55)	—	(55)
Non-cash stock-based compensation	12	—	—	12	—	12
Balance at June 30, 2015	$2,472	$(56)	$8,909	$11,325	$2,022	$13,347

The following table provides SCE's changes in equity for the six months ended June 30, 2016:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,168	$652	$(22)	$8,804	$2,070	$13,672
Net income	—	—	—	662	—	662
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(340)	—	(340)
Dividends declared on preferred and preference stock	—	—	—	(61)	—	(61)
Stock-based compensation	—	2	—	(40)	—	(38)
Non-cash stock-based compensation	—	6	—	—	—	6
Issuance of preference stock	—	(6)	—	—	300	294
Redemption of preference stock	—	2	—	(2)	(125)	(125)
Balance at June 30, 2016	$2,168	$656	$(20)	$9,023	$2,245	$14,072
The following table provides SCE's changes in equity for the six months ended June 30, 2015:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,168	$618	$(28)	$8,454	$2,070	$13,282
Net income	—	—	—	745	—	745
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(294)	—	(294)
Dividends declared on preferred and preference stock	—	—	—	(56)	—	(56)
Stock-based compensation	—	6	—	(23)	—	(17)
Non-cash stock-based compensation	—	6	—	—	—	6
Balance at June 30, 2015	$2,168	$630	$(26)	$8,826	$2,070	$13,668
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2015 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,349 MW and 4,125 MW at June 30, 2016 and 2015, respectively, and the amounts that SCE paid to these projects were $92 million and $78 million for the three months ended June 30, 2016 and 2015, respectively, and $219 million and $181 million for six months ended June 30, 2016 and 2015, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
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
The Trust I, Trust II, Trust III and Trust IV balance sheets as of June 30, 2016 and December 31, 2015, consisted of investments of $475 million, $400 million, $275 million and $325 million in the Series F, Series G, Series H and Series J Preference Stock, respectively, $475 million, $400 million, $275 million and $325 million of trust securities, respectively, and $10,000 each of common stock. The Trust V balance sheet as of June 30, 2016 consisted of investments of $300 million in the Series K Preference Stock, $300 million of trust securities, and $10,000 of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended June 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V
2016
Dividend income	$6	$5	$4	$5	$4
Dividend distributions	6	5	4	5	4
2015
Dividend income	$6	$5	$4	*	*
Dividend distributions	6	5	4	*	*

	Six months ended June 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V
2016
Dividend income	$13	$10	$8	$9	$5
Dividend distributions	13	10	8	9	5
2015
Dividend income	$13	$10	$8	*	*
Dividend distributions	13	10	8	*	*
* Not applicable.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2016 and December 31, 2015, nonperformance risk was not material for Edison International and SCE.
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
Level 3 – The fair value of SCE's Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes tolling arrangements and derivative contracts that trade infrequently such as congestion revenue rights ("CRRs") and long-term power agreements. Edison International Parent and Other does not have any Level 3 assets and liabilities.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$9	$125	$—	$134
Other	18	—	—	—	18
Nuclear decommissioning trusts:
Stocks[2]	1,488	—	—	—	1,488
Fixed Income[3]	830	1,902	—	—	2,732
Short-term investments, primarily cash equivalents	57	117	—	—	174
Subtotal of nuclear decommissioning trusts[4]	2,375	2,019	—	—	4,394
Total assets	2,393	2,028	125	—	4,546
Liabilities at fair value
Derivative contracts	—	—	1,295	—	1,295
Total liabilities	—	—	1,295	—	1,295
Net assets (liabilities)	$2,393	$2,028	$(1,170)	$—	$3,251

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$163	$—	$163
Other	28	—	—	—	28
Nuclear decommissioning trusts:
Stocks[2]	1,460	—	—	—	1,460
Fixed Income[3]	947	1,776	—	—	2,723
Short-term investments, primarily cash equivalents	91	81	—	—	172
Subtotal of nuclear decommissioning trusts[4]	2,498	1,857	—	—	4,355
Total assets	2,526	1,857	163	—	4,546
Liabilities at fair value
Derivative contracts	—	22	1,311	(15)	1,318
Total liabilities	—	22	1,311	(15)	1,318
Net assets (liabilities)	$2,526	$1,835	$(1,148)	$15	$3,228

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 71% and 70% of SCE's equity investments were located in the United States at June 30, 2016 and December 31, 2015, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $89 million and $111 million at June 30, 2016 and December 31, 2015, respectively.

[4]
Excludes net payables of $50 million and net payables of $24 million at June 30, 2016 and December 31, 2015, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $33 million and $29 million at June 30, 2016 and December 31, 2015, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Fair value of net liabilities at beginning of period	$(1,213)	$(976)	$(1,148)	$(902)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	43	(68)	(22)	(142)
Fair value of net liabilities at end of period	$(1,170)	$(1,044)	$(1,170)	$(1,044)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$19	$(65)	$(54)	$(148)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no transfers between any levels during 2016 and 2015.
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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
June 30, 2016	$119	$—	Market simulation model and auction prices	Load forecast	6,289 MW - 24,349 MW
				Power prices[1]	$0 - $110.44
				Gas prices[2]	$1.98 - $5.72
December 31, 2015	152	—	Market simulation model and auction prices	Load forecast	6,289 MW - 24,349 MW
				Power prices[1]	$0 - $110.44
				Gas prices[2]	$1.98 - $5.72
Tolling
June 30, 2016	3	1,293	Option model	Volatility of gas prices	15% - 41% (20%)
				Volatility of power prices	26% - 86% (30%)
				Power prices	$25.77 - $50.38 ($37.50)
December 31, 2015	10	1,297	Option model	Volatility of gas prices	15% - 58% (20%)
				Volatility of power prices	26% - 38% (30%)
				Power prices	$24.15 - $46.93 ($34.80)

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.

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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	June 30, 2016		December 31, 2015
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
SCE	$10,503	$12,457	$10,539	$11,592
Edison International	11,541	13,521	11,178	12,252
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

Note 5.    Debt and Credit Agreements
Long-Term Debt
During the first quarter of 2016, Edison International issued $400 million of 2.95% senior notes due in 2023. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes.
Credit Agreements and Short-Term Debt
SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively. In July 2016, SCE and Edison International Parent extended the maturity dates to July 2021 for $2.72 billion and $1.23 billion of these facilities, respectively. The remaining $34 million and $16 million for the SCE and Edison International Parent credit facilities, respectively, will mature in July 2020. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At June 30, 2016, SCE's outstanding commercial paper, net of discount, was $506 million at a weighted-average interest rate of 0.60%. At June 30, 2016, letters of credit issued under SCE's credit facility aggregated $89 million and are scheduled to expire in twelve months or less. At December 31, 2015, the outstanding commercial paper was $49 million at a weighted-average interest rate of 0.51%.
At June 30, 2016, Edison International Parent's outstanding commercial paper, net of discount, was $294 million at a weighted-average interest rate of 0.69%. At December 31, 2015, the outstanding commercial paper was $646 million at a weighted-average interest rate of 0.78%.
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

Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $24 million and $38 million as of June 30, 2016 and December 31, 2015, respectively. SCE has posted $12 million collateral at June 30, 2016 and no collateral at December 31, 2015 to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2016, SCE would be required to post $5 million of additional collateral related to outstanding payables that are net of collateral already posted.
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

	June 30, 2016
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$66	$69	$135	$196	$1,100	$1,296	$1,161
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$65	$69	$134	$195	$1,100	$1,295	$1,161

	December 31, 2015
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$81	$84	$165	$235	$1,100	$1,335	$1,170
Gross amounts offset in the consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(15)	—	(15)	(15)
Net amounts presented in the consolidated balance sheets	$79	$84	$163	$218	$1,100	$1,318	$1,155

[1]
In addition, at June 30, 2016, SCE received $4 million of collateral that is not offset against derivative assets and is reflected in "Other current liabilities" on the consolidated balance sheets. At December 31, 2015, SCE had posted $31 million of collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Realized losses	$(25)	$(39)	$(52)	$(75)
Unrealized gains (losses)	72	(16)	8	(85)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2016	December 31, 2015
Electricity options, swaps and forwards	GWh	4,980	6,221
Natural gas options, swaps and forwards	Bcf	4	32
Congestion revenue rights	GWh	80,094	109,740
Tolling arrangements	GWh	65,998	70,663
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Edison International:
Income from continuing operations before income taxes	$259	$412	$591	$837
Provision for income tax at federal statutory rate of 35%	91	144	207	293
Increase in income tax from:
State tax, net of federal benefit	4	5	11	16
Property-related[1]	(138)	(69)	(217)	(129)
Change related to uncertain tax positions	2	(77)	1	(62)
Other	(6)	3	(11)	(5)
Total income tax (benefit) expense from continuing operations	$(47)	$6	$(9)	$113
Effective tax rate	(18.1)%	1.5%	(1.5)%	13.5%
SCE:
Income from continuing operations before income taxes	$317	$419	$683	$860
Provision for income tax at federal statutory rate of 35%	111	147	239	301
Increase in income tax from:
State tax, net of federal benefit	6	2	15	16
Property-related[1]	(138)	(69)	(217)	(129)
Change related to uncertain tax positions	(1)	(75)	(2)	(65)
Other	(7)	2	(14)	(8)
Total income tax (benefit) expense from continuing operations	$(29)	$7	$21	$115
Effective tax rate	(9.1)%	1.7%	3.1%	13.4%

[1]	During the second quarter of 2016, SCE recorded $79 million for 2012 – 2014 incremental tax benefits related to repair deductions, which were flowed-through to customers ($133 million pre-tax).

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
Repair Deductions
Previously, SCE recognized earnings and a regulatory asset for deferred income taxes related to 2012 – 2014 tax repair deductions. As a result of the CPUC's rate base offset in the 2015 GRC decision, SCE wrote down this regulatory asset in full during 2015. The after-tax charge was reflected in "Income tax expense" on the consolidated statements of income. The amount of tax repair deductions the CPUC used to establish the rate base offset was based on SCE's forecast of 2012 – 2014 tax repair deductions from the Notice of Intent filed in the 2015 GRC. The amount of tax repair deductions included in the Notice of Intent was less than the actual tax repair deductions SCE reported on its 2012 through 2014 income tax returns. In April 2016, the CPUC granted SCE's request to reduce SCE's Base Revenue Requirement Balancing Account by $234 million during 2016 through 2020 subject to the outcome of audits that may be conducted by tax authorities. SCE refunded $133 million ($79 million after-tax) during the second quarter of 2016. The refunds result in flowing incremental tax benefits for 2012 – 2014 to customers through 2020. SCE did not record a gain or loss from this reduction. Regulatory assets recorded from flow through tax benefits are recovered through SCE's general rate case proceedings.
Tax Disputes
Tax Years 2007 – 2012
Edison International has reached a tentative settlement agreement with the IRS for the 2007 – 2012 tax years. The final agreement, when approved, is not expected to have a material impact on the financial statements.
During the second quarter of 2015, the Company received the IRS Revenue Agent Report for the 2010 – 2012 tax years. Edison International's and SCE's tax reserves were re-measured at that time and $94 million and $100 million, respectively, of income tax benefits were recorded in the comparable quarter for the prior year.

Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2007 – 2015 and 2003 – 2015, respectively.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $47 million during the six months ended June 30, 2016, which includes contributions of $37 million by SCE. Edison International expects to make contributions of $73 million during the remainder of 2016, which includes $58 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Pension expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Edison International:
Service cost	$39	$35	$78	$70
Interest cost	44	42	88	83
Expected return on plan assets	(56)	(57)	(112)	(114)
Amortization of prior service cost	1	1	2	2
Amortization of net loss[1]	9	9	18	18
Expense under accounting standards	$37	$30	$74	$59
Regulatory adjustment	(9)	(1)	(18)	(2)
Total expense recognized	$28	$29	$56	$57
SCE:
Service cost	$38	$34	$76	$69
Interest cost	41	37	82	75
Expected return on plan assets	(53)	(54)	(106)	(107)
Amortization of prior service cost	1	2	2	3
Amortization of net loss[1]	8	8	16	15
Expense under accounting standards	$35	$27	$70	$55
Regulatory adjustment	(9)	(1)	(18)	(2)
Total expense recognized	$26	$26	$52	$53

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $3 million and $1 million, respectively, for the three months ended June 30, 2016, and $6 million and $3 million, respectively, for the six months ended June 30, 2016. The amount reclassified for Edison International and SCE was $4 million and $2 million, respectively, for the three months ended June 30, 2015 and $7 million and $4 million, respectively, for the six months ended June 30, 2015.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $17 million during the six months ended June 30, 2016 and expects to make contributions of $16 million during the remainder of 2016, substantially all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.

PBOP expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Edison International:
Service cost	$10	$12	$20	$24
Interest cost	26	28	52	57
Expected return on plan assets	(28)	(29)	(56)	(57)
Amortization of prior service cost	(1)	(3)	(2)	(6)
Amortization of net loss	—	6	—	12
Total expense	$7	$14	$14	$30
SCE:
Service cost	$10	$12	$20	$24
Interest cost	26	28	52	56
Expected return on plan assets	(28)	(28)	(56)	(56)
Amortization of prior service cost	(1)	(3)	(2)	(6)
Amortization of net loss	—	5	—	11
Total expense	$7	$14	$14	$29
Workforce Reductions
SCE continues to focus on productivity improvements to mitigate rate pressure from its capital program, optimize its cost structure and improve operational efficiency, which is expected to result in further workforce reductions through 2016. During the six months ended June 30, 2016, SCE increased the estimated impact for approved workforce reductions.
The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2016	$22
Additions	13
Payments	(23)
Balance at June 30, 2016	$12
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Stocks	—	$329	$304	$1,488	$1,460
Municipal bonds	2054	675	691	854	840
U.S. government and agency securities	2046	1,002	1,070	1,107	1,128
Corporate bonds	2057	683	708	771	755
Short-term investments and receivables/payables[1]	One-year	121	144	124	148
Total		$2,810	$2,917	$4,344	$4,331

[1]
Short-term investments include $85 million and $81 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and matured by July 5, 2016 and January 5, 2016 as of June 30, 2016 and December 31, 2015, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion and $1.4 billion at June 30, 2016 and December 31, 2015, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Balance at beginning of period	$4,290	$4,896	$4,331	$4,799
Gross realized gains	22	5	75	32
Gross realized losses	(1)	(3)	(4)	(5)
Unrealized gains (losses), net	72	(71)	113	(27)
Other-than-temporary impairments	(8)	(8)	(33)	(12)
Interest and dividends	32	32	60	60
Contributions	—	—	—	7
Income taxes	(24)	(14)	(42)	(14)
Decommissioning disbursements	(38)	—	(154)	—
Administrative expenses and other	(1)	(1)	(2)	(4)
Balance at end of period	$4,344	$4,836	$4,344	$4,836
Trust assets are used to pay income taxes as the Trust files separate income taxes returns from SCE. Deferred tax liabilities related to net unrealized gains at June 30, 2016 were $375 million. Accordingly, the fair value of Trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion at June 30, 2016. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Note 10.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2016	December 31, 2015
Current:
Regulatory balancing accounts	$309	$382
Energy derivatives	135	159
Other	34	19
Total current	478	560
Long-term:
Deferred income taxes, net	4,176	3,757
Pensions and other postretirement benefits	836	849
Energy derivatives	1,041	1,027
Unamortized investments, net	156	182
San Onofre	942	1,043
Unamortized loss on reacquired debt	193	201
Regulatory balancing accounts	49	36
Environmental remediation	128	129
Other	271	288
Total long-term	7,792	7,512
Total regulatory assets	$8,270	$8,072
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2016	December 31, 2015
Current:
Regulatory balancing accounts	$1,050	$1,106
Other	22	22
Total current	1,072	1,128
Long-term:
Costs of removal	2,825	2,781
Recoveries in excess of ARO liabilities[1]	1,740	1,502
Regulatory balancing accounts	1,392	1,314
Other	60	79
Total long-term	6,017	5,676
Total regulatory liabilities	$7,089	$6,804

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

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	June 30, 2016	December 31, 2015
Asset (liability)
Energy resource recovery account	$(252)	$(439)
New system generation balancing account	(195)	(171)
Public purpose programs and energy efficiency programs	(828)	(683)
Tax accounting memorandum account and pole loading balancing account	(68)	(248)
Base rate recovery balancing account	(535)	(319)
Department of Energy litigation memorandum account[1]	(122)	—
Greenhouse gas auction revenue	(4)	(75)
FERC balancing accounts	40	74
Other	(120)	(141)
Liability	$(2,084)	$(2,002)

[1]
Represents a refund from the Department of Energy's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. See "Note 11. Commitments and Contingencies—Contingencies—Spent Nuclear Fuel" for further discussion.

Note 11.    Commitments and Contingencies
Indemnities
Edison International and SCE have various financial and performance guarantees and indemnity agreements, which are issued in the normal course of business.
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

San Onofre CPUC Proceedings
The San Onofre OII Settlement Agreement resolved the CPUC's investigation regarding the Steam Generator Replacement Project at San Onofre and the related outages and subsequent shutdown of San Onofre. In May 2016, and in consideration of the CPUC's December 2015 decision sanctioning SCE for failing to disclose ex parte communications relevant to the San Onofre OII, the Assigned Commissioner and ALJ issued a ruling to reopen the record upon which the CPUC had, in November 2014, approved the San Onofre OII Settlement Agreement among SCE, TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. The ruling also established a ban on all ex parte communications in the proceeding. The ruling established a briefing schedule for parties to address whether, in light of the ex parte rules violations, the San Onofre OII Settlement Agreement remains reasonable, consistent with the law and in the public interest, which is the standard the CPUC applies in reviewing settlements submitted for approval. In comments filed with the CPUC in July 2016, SCE asserts that the San Onofre OII Settlement Agreement continues to meet this standard and therefore should not be disturbed. A number of parties, however, have asked the CPUC in their comments to either modify the San Onofre OII Settlement Agreement or vacate its previous approval of the settlement and reinstate the San Onofre OII for further proceedings. SCE is unable to predict the outcome of this matter. The San Onofre OII Settlement Agreement does not affect proceedings related to recoveries from third parties described below, but does describe how shareholders and customers will share any recoveries.
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
In November 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its Chief Executive Officer and Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act ("ERISA"). The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII. In July 2016, the federal court granted the defendants' motion to dismiss the lawsuit with an opportunity for the plaintiffs to amend their complaint.

Edison International and SCE cannot predict the outcome of these proceedings.
MHI Claims
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and a related company ("MHI"), which designed and supplied the replacement steam generators. MHI warranted the replacement steam generators for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's stated liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to $138 million. MHI has advised SCE that it disagrees. In October 2013, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its customers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other San Onofre owners sued MHI, alleging claims arising from MHI's supplying the faulty steam generators. These litigation claims have been stayed pending the arbitration. The other co-owners (SDG&E and Riverside) have been added as additional claimants in the arbitration. The arbitration is being conducted pursuant to a confidentiality order issued by the arbitration panel. Hearings concluded on April 29, 2016. A decision may be issued by year-end 2016 but could be later.
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
Long Beach Service Interruptions
In July 2015, SCE's customers who are served via the network portion of SCE's electric system in Long Beach, California experienced service interruptions due to multiple underground vault fires and underground cable failures. No personal injuries have been reported in connection with these events and, subject to applicable deductibles, SCE is generally insured against customer claims arising from these events. SCE instituted an internal investigation and commissioned an external investigation of these events and their causes, which revealed that the main cause of the interruptions was a lack of adequate management oversight of the downtown network system. The investigations also revealed deficiencies in maintaining the knowledge base on the configuration and operation of the system, and a lack of sophisticated controls needed to more efficiently and effectively prevent and respond to the cascading events that occurred. On July 14, 2016, the CPUC initiated an investigation ("Long Beach OII") of these events and their causes based on an investigation by the CPUC's Safety and Enforcement Division ("SED"). The SED investigation, among other things, identified problems with maintenance, inspection, and management of SCE's Long Beach electrical system, and emergency response and communications capabilities. The Long Beach OII will consider whether SCE violated statutes, rules or regulations, maintained adequate, accurate, and complete records, and provided sufficient emergency response and communications to various parties during the power outages. SCE has been directed to show cause at hearings why the CPUC should not find it in violation of the relevant statutes, rules and regulations. The OII does not propose a penalty amount. The CPUC may impose penalties in the amount of $500 to $50,000 per day per violation, but SCE is unable to estimate a possible loss or range of loss associated with any penalties that may be imposed by the CPUC in the Long Beach OII.
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
At June 30, 2016, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $130 million, including $79 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $4 million. Of the $134 million total environmental remediation liability for SCE, $128 million has been recorded as a regulatory asset. SCE expects to recover $46 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $82 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
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
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next four years are expected to range from $7 million to $23 million. Costs incurred for the six months ended June 30, 2016 and 2015 were $1 million and $3 million, respectively.
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
Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. Prolonged drought conditions in California have also increased the duration of the wildfire season and the risk of severe wildfire events. SCE has approximately $910 million of third party insurance coverage for wildfire liabilities for the period from July 2016 to May 2017. SCE's program includes approximately $90 million in self-insurance at various levels within the $910 million of third party insurance coverage, which combined, equals approximately $1 billion. In addition, SCE has a self-insured retention of $10 million per wildfire occurrence. SCE may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of SCE's insurance coverage.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million, including reimbursement for legal costs (SCE share $124 million) to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. The settlement also provides for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE will submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process will make additional legal action to recover damages incurred in 2014 – 2016 unnecessary. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
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

Note 13.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Beginning balance	$(54)	$(59)	$(56)	$(58)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	—	(1)	—	(4)
Reclassified from accumulated other comprehensive loss[1]	1	4	3	6
Change	1	3	3	2
Ending Balance	$(53)	$(56)	$(53)	$(56)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
Beginning balance	$(21)	$(27)	$(22)	$(28)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	—	(1)	—	(1)
Reclassified from accumulated other comprehensive loss[1]	1	2	2	3
Change	1	1	2	2
Ending Balance	$(20)	$(26)	$(20)	$(26)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
Note 14.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2016	2015	2016	2015
SCE interest and other income:
Equity allowance for funds used during construction	$19	$21	$42	$42
Increase in cash surrender value of life insurance policies and life insurance benefits	11	7	17	17
Interest income	2	2	3	3
Other	1	1	3	2
Total SCE interest and other income	33	31	65	64
Other income of Edison International Parent and Other[1]	—	12	—	18
Total Edison International interest and other income	$33	$43	$65	$82
SCE other expenses:
Civic, political and related activities and donations	8	9	$12	$14
Other	3	8	7	10
Total SCE other expenses	11	17	19	24
Total Edison International other expenses	$11	$17	$19	$24

[1]	Reflects Edison Capital's income related to the sale of affordable housing projects for the three and six months ended June 30, 2015.

Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2016	2015	2016	2015
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$228	$230	$221	$222
Tax payments, net	12	3	32	125
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$156	$136	$—	$147
Preferred and preference stock	12	18	12	18
Details of debt exchange:
Pollution-control bonds redeemed (2.875%)	$—	$(203)	$—	$(203)
Pollution-control bonds issued (1.875%)	—	203	—	203
SCE's accrued capital expenditures at June 30, 2016 and 2015 were $338 million and $393 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
During the second quarter of 2015, SCE amended a power contract classified as a capital lease, which resulted in a reduction in the lease obligation and asset by $147 million.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2016. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the second quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	175,895	$69.79	—	—
May 1, 2016 to May 31, 2016	311,408	70.99	—	—
June 1, 2016 to June 30, 2016	244,477	75.44	—	—
Total	731,780	$72.19	—	—

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

EXHIBITS

Exhibit Number	Description

3.1	Edison International Bylaws, as amended effective September 30, 2016 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 8-K dated May 25, 2016 and filed May 25, 2016)*

3.2
Southern California Edison Company Bylaws, as amended effective June 1, 2016 (File No. 1-2313, filed as Exhibit 3.2 to Southern California Edison Company's Form 8-K dated May 25, 2016 and filed May 25, 2016)*

10.1**
Edison International 2007 Performance Incentive Plan, as amended and restated effective May 2, 2016 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 28, 2016 and filed April 29, 2016)

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

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2016, filed on July 28, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2016, filed on July 28, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________

*	Incorporated by reference pursuant to Rule 12b-32.

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Connie J. Erickson

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 28, 2016	Date:	July 28, 2016