Form 10-Q
period 2016-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2016-11-01
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Common Stock outstanding as of October 28, 2016:
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

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AFUDC	allowance for funds used during construction
2015 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2015
ALJ	administrative law judge
APS	Arizona Public Service Company
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
Bonus Depreciation	Current federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAA	Clean Air Act
CAISO	California Independent System Operator
CARB	California Air Resources Board
Competitive Businesses
businesses focused on providing energy solutions, including distributed generation and/or storage, to commercial and industrial customers; engaging in competitive transmission opportunities; and exploring distributed water treatment and recycling.

CPUC	California Public Utilities Commission
CRRs	congestion revenue rights
DOE	U.S. Department of Energy
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group	Edison Energy Group, Inc., the holding company for the Competitive Businesses
EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement entered into by Edison International, EME, and the Consenting Noteholders in February 2014
EMG	Edison Mission Group Inc., a wholly owned subsidiary of Edison International and the parent company of EME and Edison Capital
EPS	earnings per share
ERRA	energy resource recovery account
FERC	Federal Energy Regulatory Commission
Four Corners	coal fueled electric generating facility located in Farmington, New Mexico in which SCE held a 48% ownership interest
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 28, 2016
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Ltd. and a related company
Moody's	Moody's Investors Service
MW	megawatts
MWdc	megawatts measured for solar projects representing the accumulated peak capacity of all the solar modules
MWh	megawatt-hours

NAAQS	national ambient air quality standards
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates
OII	Order Instituting Investigation
Palo Verde	large pressurized water nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
QF(s)	qualifying facility(ies)
ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
San Onofre OII Settlement Agreement
Settlement Agreement by and among SCE, The Utility Reform Network, the CPUC's Office of Ratepayer Advocates and SDG&E, which was later joined by the Coalition of California Utility Employees and Friends of the Earth, (together, the "Settling Parties"), dated November 20, 2014

SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
SoCalGas	Southern California Gas Company
SoCore Energy LLC	a subsidiary of Edison Energy Group that provides solar energy solutions
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency
VIE(s)	variable interest entity(ies)

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

•
risks associated with cost allocation, including the potential movement of costs to bundled customers, caused by the ability of cities, counties and certain other public agencies to generate and/or purchase electricity for their local residents and businesses, along with other possible customer bypass or departure due to technological advancements in the generation, storage, transmission, distribution and use of electricity, and supported by public policy, government regulations and incentives;

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

•
risks associated with the operation of transmission and distribution assets and power generating facilities including public safety issues, failure, availability, efficiency, and output of equipment and availability and cost of spare parts;

•	risks associated with the retirement and decommissioning of nuclear generating facilities;

•
physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business and customer data;

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

•
governmental, statutory, regulatory or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, WECC and similar regulatory bodies in adjoining regions;

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
The MD&A for the nine months ended September 30, 2016 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2015, and as compared to the nine months ended September 30, 2015. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2015 (the "year-ended 2015 MD&A"), which was included in the 2015 Form 10-K.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is a public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of subsidiaries that are engaged in competitive businesses focused on providing energy solutions to commercial and industrial customers, including distributed energy resources, engaging in transmission opportunities, and exploring distributed water treatment and recycling (the "Competitive Businesses"). Such business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all of the information contained in this report relates to both filers.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2016	2015	Change	2016	2015	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$435	$389	$46	$1,037	$1,079	$(42)
Edison International Parent and Other	(16)	(11)	(5)	(71)	(23)	(48)
Discontinued operations	—	43	(43)	(1)	43	(44)
Edison International	419	421	(2)	965	1,099	(134)
Less: Non-core items
SCE	—	—	—	—	—	—
Edison International Parent and Other	—	1	(1)	5	7	(2)
Discontinued operations	—	43	(43)	(1)	43	(44)
Total non-core items	—	44	(44)	4	50	(46)
Core earnings (losses)
SCE	435	389	46	1,037	1,079	(42)
Edison International Parent and Other	(16)	(12)	(4)	(76)	(30)	(46)
Edison International	$419	$377	$42	$961	$1,049	$(88)
Edison International's earnings are prepared in accordance with GAAP used in the United States. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the Company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the hypothetical liquidation at book value ("HLBV") accounting method and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as exit activities, including sale of certain assets and other activities that are no longer continuing, write downs, asset impairments and other gains and losses related to certain tax, regulatory or legal settlements or proceedings.
SCE's earnings for the three months ended September 30, 2016 increased by $46 million, primarily due to increased revenue from the timing of the implementation of the 2015 proposed GRC decision and incremental return on pole loading rate base, partially offset by higher income tax expense.

SCE’s earnings for the nine months ended September 30, 2016 decreased by $42 million, which includes lower income tax benefits partially offset by an increase in revenue from the escalation mechanism set forth in the 2015 GRC decision and the 2016 incremental return on the pole loading rate base.
During the nine months ended September 30, 2015, SCE recorded $100 million of income tax benefits from revisions to liabilities for uncertain tax positions (see "Results of Operations—SCE" for further information).
During the first six months of 2015, pending the outcome of the 2015 GRC decision, SCE recognized GRC-related revenue largely based on the 2014 authorized revenue requirement. During 2015, SCE recorded revenue refunds to customers which totaled $451 million to reflect the final decision in the 2015 GRC. In the third quarter of 2015, SCE recorded a revenue refund of $233 million as a result of receiving the proposed GRC decision, of which a total of $70 million ($41 million after-tax) was attributable to the first six months of 2015. In addition, SCE's results of operations for the three and nine months ended September 30, 2016 included an increase in revenue of approximately $46 million ($27 million after-tax) and $142 million ($84 million after-tax), respectively, from the escalation mechanism set forth in the final 2015 GRC decision. The annual escalation increase implemented in customer rates for 2016 was $203 million.
Edison International Parent and Other losses from continuing operations for the third quarter and nine months ended September 30, 2016 increased by $5 million and $48 million, respectively. Losses for the third quarter consisted of $4 million of higher core losses and $1 million of lower non-core earnings. Losses for the nine months ended September 30, 2016 consisted of $46 million of higher core losses and $2 million of lower non-core earnings. During the second quarter of 2016, Edison International Parent and Other recorded an after-tax charge of $13 million related to the buy-out of an earn-out provision with the former shareholders of a company acquired by Edison Energy at the end of 2015. The buy-out was completed, together with modification to employment contracts, in order to align long-term incentive compensation. In addition, core losses for the three and nine months ended September 30, 2016 included higher operating and development costs and lower revenue and gross margin from the sale of solar systems at Edison Energy Group. Results during 2015 included income from Edison Capital's investments in affordable housing projects which were sold at the end of 2015.
Consolidated non-core items included:

•
Income of $1 million for the three months ended September 30, 2015 and income of $5 million and $7 million for the nine months ended September 30, 2016 and 2015, respectively. The income was related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method. Edison International reflected in core earnings the operating results of the solar rooftop projects, related financings and the priority return to the tax equity investor. The losses allocated to the tax equity investor under HLBV accounting method results in income allocated to subsidiaries of Edison International, neither of which is due to the operating performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see the 2015 Form 10-K, "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

•
Income from discontinued operations, net of tax, of $43 million for the three and nine months ended September 30, 2015. The income was due to $16 million in insurance recoveries ($28 million pre-tax) related to the EME bankruptcy and $27 million of income tax benefits based on filing of the 2014 tax returns in the third quarter of 2015.

2018 General Rate Case
In September 2016, SCE filed its 2018 GRC application for the three-year period 2018 – 2020, which requested a 2018 revenue requirement of $5.885 billion, an increase of $222 million over the projected 2017 GRC authorized revenue requirement. In addition, SCE requested $48 million in one-time balancing and memorandum account recoveries. This represents a 2.7% increase over presently authorized total rates. SCE's 2018 GRC request also includes proposed revenue requirement increases of $533 million in 2019 and $570 million in 2020. For 2019 and 2020, respectively, these represent 4.2% and 5.2% increases over presently authorized total rates.
The capital programs requested in SCE's 2018 GRC are focused on safety and reliability through investments in the distribution grid to replace aging equipment and enhance capabilities to integrate increasing amounts of Distributed Energy Resources ("DER"). For further information, see "—Capital Program" below.
SCE's 2018 GRC request identifies areas of reduced operating cost to partially mitigate the customer rate impacts of the request.

SCE requested that the CPUC issue a final decision by the end of 2017. If the schedule for a final decision is delayed, SCE will request the CPUC to issue an order directing that the authorized requirement changes be effective January 1, 2018. SCE cannot predict the revenue requirement the CPUC will ultimately authorize for 2018 through 2020 or forecast the timing of a final decision.
Capital Program
Based on the 2018 GRC request, SCE forecasts capital expenditures of up to $23.3 billion for 2016 – 2020. The requested CPUC capital expenditures include traditional capital spending, such as infrastructure replacement and maintenance, expansions and additions due to load growth and work requested by customers, as well as expenditures for grid modernization to support improved safety and reliability and increased levels of distributed energy resources. Traditional capital spending for 2016 – 2017 reflects SCE's forecast capital expenditures for CPUC and FERC capital projects. Also included in 2016 and 2017 capital expenditures is the approval of a memorandum account to facilitate recovery in rates of grid modernization expenditures. Traditional capital expenditures for 2018 – 2020 reflect the amounts requested in the 2018 GRC filing and FERC capital projects. The CPUC has approved 81%, 89% and 92% of the traditional capital expenditures requested in the 2009, 2012 and 2015 GRC decisions, respectively. While SCE cannot predict the level of traditional capital spending that will be approved in the 2018 GRC decision, management is not aware of factors that would cause the percentage of SCE's request that is ultimately approved to be materially different from what has been approved in recent GRC decisions.
As noted above, SCE has requested approval from the CPUC to establish a memorandum account to facilitate the recovery in rates of 2016 – 2017 grid modernization capital expenditures. Failure to obtain CPUC approval of this memorandum account, or a similar cost recording mechanism, by the end of 2016 or early 2017 could delay or reduce SCE’s 2018 – 2020 grid modernization capital expenditures. SCE does not have prior approval experience with grid modernization capital expenditures and, therefore, is unable to predict an expected outcome. Forecasted expenditures for FERC capital projects is subject to timely receipt of permitting, licensing and regulatory approvals (see "Liquidity and Capital Resources—SCE—Capital Investment Plan" for details on major transmission projects). The following table sets forth a summary of capital expenditures for 2016 – 2020 on the basis described above:

(in millions)	2016	2017	2018	2019	2020	Total 2016 – 2020
Traditional capital expenditures
Transmission	$536	$1,037	$912	$1,035	$900	$4,420
Distribution[1]	2,965	3,053	3,214	3,153	3,096	15,481
Generation	235	203	225	216	206	1,085
Total requested[2] traditional capital expenditures	$3,736	$4,293	$4,351	$4,404	$4,202	$20,986
Grid modernization capital expenditures	$26	$182	$637	$751	$714	$2,310
Total capital expenditures	$3,762	$4,475	$4,988	$5,155	$4,916	$23,296

[1]	Includes $12 million Charge Ready Pilot (2016) and $69 million of Energy Storage (2016 – 2020).
2 Capital expenditures for 2016 and 2017 reflect management's expectations based on the 2015 GRC decision.
Capital expenditures for traditional capital expenditures projects under CPUC jurisdiction for 2016 and 2017 are recovered through the authorized revenue requirement in SCE's 2015 GRC. The 2018 – 2020 capital expenditures are included in the 2018 GRC application request discussed above. Recovery for 2016 – 2020 planned expenditures for projects under FERC jurisdiction will be pursued through FERC-authorized mechanisms. For further information regarding the capital program, see "Liquidity and Capital Resources—SCE—Capital Investment Plan."
SCE’s estimated weighted average annual rate base for 2016 – 2020 using the capital expenditures set forth in the table above is as follows:

(in millions)	2016	2017	2018	2019	2020
Rate base for requested traditional capital expenditures	$24,943	$26,440	$29,348	$31,585	$33,739
Rate base for requested grid modernization capital expenditures	—	—	279	802	1,398
Total rate base	$24,943	$26,440	$29,627	$32,387	$35,137
The rate base above does not reflect reductions from the amounts requested in the 2018 GRC that may be included in a final decision.
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

•
Cost-recovery activities – representing certain CPUC- and FERC- authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs) and certain operation and maintenance expenses.

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended September 30, 2016 versus September 30, 2015

	Three months ended September 30, 2016			Three months ended September 30, 2015
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,811	$1,941	$3,752	$1,711	$2,046	$3,757
Purchased power and fuel	—	1,719	1,719	—	1,785	1,785
Operation and maintenance	481	221	702	498	258	756
Depreciation, decommissioning and amortization	519	—	519	504	2	506
Property and other taxes	91	—	91	84	—	84
Total operating expenses	1,091	1,940	3,031	1,086	2,045	3,131
Operating income	720	1	721	625	1	626
Interest expense	(136)	(1)	(137)	(130)	(1)	(131)
Other income and expenses	23	—	23	14		14
Income before income taxes	607	—	607	509	—	509
Income tax expense	141	—	141	92	—	92
Net income	466	—	466	417	—	417
Preferred and preference stock dividend requirements	31	—	31	28	—	28
Net income available for common stock	$435	$—	$435	$389	$—	$389
Core earnings[1]			$435			$389
Non-core earnings			—			—
Total SCE GAAP earnings			$435			$389

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $100 million primarily due to the following:

•	An increase in CPUC revenue of approximately $116 million primarily due to the implementation of the 2015 GRC decision.

During the third quarter of 2016, SCE increased authorized revenue approximately $46 million based on the escalation mechanism set forth in the 2015 GRC decision. In the third quarter of 2015, SCE recorded an estimated revenue refund to customers based on the proposed decision of which $70 million is attributable to the first and second quarters of 2015 (see "Management Overview—Highlights of Operating Results" above for further information).

•
An increase in FERC-related revenue of $17 million primarily due to higher operating costs including amortization of the regulatory asset associated with the Coolwater-Lugo transmission project (see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Major Transmission Projects—Coolwater-Lugo" for further information).

•
An increase of $21 million primarily due to tax benefits recognized in 2015 related to net operating loss carrybacks for San Onofre decommissioning costs, resulting in a reduction in revenue in 2015 (offset in income taxes).

•
A decrease in revenue of approximately $54 million for 2016 incremental tax benefits recognized through the tax accounting memorandum account ("TAMA") and the pole loading balancing account (offset in income taxes as discussed below).

•	An increase in revenue of $17 million ($10 million after-tax) related to the 2016 incremental return on the pole loading rate base in the pole loading balancing account.

•
Lower operation and maintenance costs of $17 million primarily related to lower outside service costs and lower labor costs due to workforce reductions. These lower costs were partially offset by increased transmission and distribution costs for fire storm and drought related activities.

•
Higher depreciation, decommissioning and amortization expense of $15 million primarily related to depreciation on transmission and distribution investments and amortization of the regulatory asset related to the Coolwater-Lugo transmission project, as discussed above.

•
Higher other income and expenses of $9 million primarily due to higher insurance benefits in 2016. See "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for further details.

•
Higher income taxes of $49 million primarily due to higher pre-tax income. Included in income taxes is $32 million of 2016 incremental tax benefits for TAMA and the pole loading balancing accounts (offset in revenue above) offset by lower income tax benefits in 2016 on other property-related items.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•	Lower purchased power and fuel costs of $66 million primarily driven by lower load related to cooler weather.

•	Lower operation and maintenance expense of $37 million primarily due to lower transmission access charges and lower spending on various public purpose programs.

The following table is a summary of SCE's results of operations for the periods indicated.
Nine months ended September 30, 2016 versus September 30, 2015

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$4,842	$4,114	$8,956	$4,870	$4,296	$9,166
Purchased power and fuel	—	3,576	3,576	—	3,648	3,648
Operation and maintenance	1,456	537	1,993	1,455	646	2,101
Depreciation, decommissioning and amortization	1,497	—	1,497	1,448	1	1,449
Property and other taxes	268	—	268	254	—	254
Total operating expenses	3,221	4,113	7,334	3,157	4,295	7,452
Operating income	1,621	1	1,622	1,713	1	1,714
Interest expense	(401)	(1)	(402)	(397)	(1)	(398)
Other income and expenses	71	—	71	54	—	54
Income before income taxes	1,291	—	1,291	1,370	—	1,370
Income tax expense	162	—	162	207	—	207
Net income	1,129	—	1,129	1,163	—	1,163
Preferred and preference stock dividend requirements	92	—	92	84	—	84
Net income available for common stock	$1,037	$—	$1,037	$1,079	$—	$1,079
Core earnings[1]			$1,037			$1,079
Non-core earnings			—			—
Total SCE GAAP earnings			$1,037			$1,079

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:

•	Lower operating revenue of $28 million primarily due to the following:

•
During the second quarter of 2016, SCE recorded a revenue refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions (offset in income taxes as discussed below). This revenue refund resulted from the CPUC's approval of SCE's request to refund incremental tax repair deductions that were not addressed in SCE's 2015 GRC decision. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Tax Repair Deductions and Memorandum Account" for further information.

•
A decrease in revenue of approximately $148 million for 2016 incremental tax benefits recognized through the tax accounting memorandum account ("TAMA") and the pole loading balancing account (offset in income taxes as discussed below).

•	An increase in revenue of $43 million ($25 million after-tax) related to the 2016 incremental return on the pole loading rate base recorded through the pole loading balancing account.

•
An increase in CPUC revenue of approximately $142 million primarily related to the increase in authorized revenue from the escalation mechanism set forth in the 2015 GRC decision (see "Management Overview—Highlights of Operating Results" above for further information).

•
An increase in FERC-related revenue of $49 million primarily related to higher operating costs including amortization of the regulatory asset associated with the Coolwater-Lugo transmission project and rate base growth partially offset by a $15 million increase in 2015 revenue due to a change in estimate under the FERC formula rate mechanism.

•
An increase of $35 million primarily due to tax benefits recognized in 2015 related to net operating loss carrybacks for San Onofre decommissioning costs resulting in a reduction in revenue in 2015 (offset in income taxes).

•
Higher operation and maintenance expense primarily due to an increase of $28 million related to transmission and distribution costs for rain and fire storm-related activities and drought related activities offset by lower labor and other costs due to the workforce reductions.

•
Higher depreciation, decommissioning and amortization expense of $49 million primarily related to depreciation on transmission and distribution investments and amortization of the regulatory asset related to the Coolwater-Lugo plant, as discussed above.

•	Higher property and other taxes of $14 million primarily due to higher property assessed values in 2016.

•
Higher other income and expenses of $17 million primarily due to higher insurance benefits in 2016 and lower advertising expense in 2016. See "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for details.

•	Lower income taxes of $45 million primarily due to lower pre-tax income and the following discrete items:

•
Higher income tax benefits in 2016 primarily related to $79 million related to the flow-through of incremental tax benefits for 2012 – 2014 to customers and $88 million of 2016 incremental tax benefits for TAMA and pole loading balancing accounts (both offset in revenue above). These items were partially offset by lower tax benefits on other property-related items in 2016.

•	A change in liabilities related to uncertain tax positions related to repair deductions, which resulted in income tax benefits of $100 million during the second quarter of 2015.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•	Lower purchased power and fuel of $72 million primarily due to lower load related to cooler weather.

•	Lower operation and maintenance expense of $109 million primarily due to lower transmission access charges, and lower spending on various public purpose programs.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $3.7 billion and $8.6 billion for the three and nine months ended September 30, 2016, respectively, compared to $4.3 billion and $9.7 billion for the respective periods in 2015.
Retail billed and unbilled revenue for the three and nine months ended September 30, 2016 reflects a rate decrease of $437 million and $858 million and a sales volume decrease of $232 million and $251 million, respectively. The rate decreases for both periods were due to implementations of the 2016 ERRA rate decrease and the 2015 GRC decision in January 2016. The sales volume decreases for both periods were due to lower load requirements related to cooler weather experienced in the third quarter of 2016 compared to the same period last year.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2015 Form 10-K).
Income Taxes
SCE's income tax expense increased by $49 million and decreased by $45 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015.
The effective tax rates were 23.2% and 18.1% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rates were 12.5% and 15.1% for the nine months ended September 30, 2016 and 2015, respectively. SCE's effective tax rate is lower than the statutory rate primarily due to income tax benefits related to repair deductions, mainly due to flow-through income tax benefits recorded through balancing accounts. The decrease in the effective tax rate from 2015 to 2016 for the nine months ended September 30, 2016 is mainly due to the $133 million revenue refund to customers partially offset by revisions in liabilities related to uncertain tax positions.
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

Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Edison Energy Group and subsidiaries[1]	$(6)	$(3)	$(30)	$(3)
Edison Mission Group and subsidiaries	—	1	(4)	13
Corporate expenses and other[2]	(10)	(9)	(37)	(33)
Total Edison International Parent and Other	$(16)	$(11)	$(71)	$(23)

[1]
Includes income of $5 million for the nine months ended September 30, 2016 compared to income of $1 million and $7 million for the three and nine months ended September 30, 2015 related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method.

[2]
Includes interest expense (pre-tax) of $10 million and $7 million for the three months ended September 30, 2016 and 2015, respectively, and $27 million and $21 million for the nine months ended September 30, 2016 and 2015, respectively.

The loss from continuing operations of Edison International Parent and Other increased $5 million and $48 million for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in the loss for the first nine months of 2016 was primarily due to:

•
An increase in losses of Edison Energy Group from a $13 million after-tax charge during the second quarter of 2016 from a buy-out of an earn-out provision contained in one of the 2015 acquisitions. The buy-out was completed, together with modification to employment contracts, in order to align long-term incentive compensation. In addition, there were higher operating and development expenses and lower revenue and gross margin from the sale of solar systems for the three and nine months ended September 30, 2016. The results during the first nine months of 2016 include the three businesses acquired by Edison Energy in December 2015 and expanded sales and support personnel. Revenue for Edison Energy Group for the three and nine months ended September 30, 2016 was $15 million and $30 million, respectively, compared to $7 million and $16 million for the respective periods in 2015.

•
A decrease in income from Edison Mission Group and subsidiaries of $17 million for the nine months ended September 30, 2016 primarily due to income related to affordable housing projects in 2015. In December 2015, EMG's subsidiary, Edison Capital completed the sale of its remaining affordable housing investments portfolio which represents the exit from this business activity.

Income (Loss) from Discontinued Operations (Net of Tax)
Loss from discontinued operations, net of tax, was $1 million for the nine months ended September 30, 2016 compared to income of $43 million for the three and nine months ended September 30, 2015. The 2015 income was due to $27 million of income tax benefits based on filing of the 2014 tax returns in the third quarter of 2015 and $16 million in insurance recoveries ($28 million pre-tax) related to the EME bankruptcy.
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
In the next 12 months, SCE expects to fund its obligations, capital expenditures and dividends using operating cash flows, tax benefits and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund liquidity requirements.

Available Liquidity
At September 30, 2016, SCE had approximately $2.35 billion available under its $2.75 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2016, SCE's debt to total capitalization ratio was 0.43 to 1.
Regulatory Proceedings
San Onofre CPUC Proceedings
In May 2016, and in consideration of the CPUC's December 2015 decision sanctioning SCE for failing to disclose ex parte communications relevant to the San Onofre OII, the Assigned Commissioner and ALJ issued a ruling to reopen the record upon which the CPUC had, in November 2014, approved the San Onofre OII Settlement Agreement among SCE, TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters—San Onofre CPUC Proceedings" for more information.
Energy Efficiency Incentive Mechanism
In September 2016, SCE filed a request for energy efficiency incentives of approximately $11 million related to Part 2 of its 2014 program year and approximately $12 million related to Part 1 of its 2015 program year. SCE expects a decision on these requests in the fourth quarter of 2016. There is no assurance that the CPUC will make an award for any given year.
In August 2016, a proposed settlement agreement between TURN, ORA and SCE was filed with the CPUC related to the rehearing of prior CPUC decisions for $74.5 million of incentive awards that SCE received for savings achieved by its 2006 – 2008 energy efficiency programs. The settlement agreement fully resolves the disputes as they relate to SCE in exchange for SCE refunding approximately $13.5 million of the incentives awarded over a three year period or, at SCE's option, for SCE making a one-time credit of the present value of that amount to the BRRBA. The CPUC issued a final decision approving the settlement agreement in October 2016.
Long Beach Service Interruptions
In July 2015, SCE's customers who are served via the network portion of SCE's electric system in Long Beach, California experienced service interruptions due to multiple underground vault fires and underground cable failures. The portion affected is the only significant portion of SCE’s distribution network that is arranged in a network configuration. In July 2016, the CPUC initiated an investigation ("Long Beach OII") of these events and their causes based on an investigation by the CPUC's Safety and Enforcement Division ("SED"). The SED investigation, among other things, identified problems with maintenance, inspection, and management of SCE's Long Beach electrical system, and emergency response and communications capabilities. The Long Beach OII will consider whether SCE violated statutes, rules or regulations, maintained adequate, accurate, and complete records, and provided sufficient emergency response and communications to various parties during the power outages. While SCE believes it is probable that penalties will be assessed, neither the CPUC nor SED has proposed a penalty amount. Consequently, although potential penalties in this matter could be significant, SCE is currently unable to estimate their amount. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Long Beach Service Interruptions" for more information.
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
Tax Repair Deductions and Memorandum Account
SCE recognized earnings and a regulatory asset for deferred income taxes related to 2012 – 2014 tax repair deductions. As a result of the CPUC's rate base offset in the 2015 GRC decision, SCE wrote down this regulatory asset in full during 2015. The after-tax charge was reflected in "Income tax expense" on the December 31, 2015 consolidated statement of income. The amount of tax repair deductions the CPUC used to establish the rate base offset was based on SCE's forecast of 2012 – 2014 tax repair deductions from the Notice of Intent filed in the 2015 GRC. The amount of tax repair deductions included in the Notice of Intent was less than the actual tax repair deductions SCE reported on its 2012 through 2014 income tax returns. In April 2016, the CPUC granted SCE's request to reduce SCE's BRRBA by $234 million in future periods subject to the timing and final outcome of audits that may be conducted by tax authorities. The refunds will result in flowing incremental tax benefits for 2012 – 2014 to customers. SCE refunded $133 million during the second quarter of 2016. SCE did not record a gain or loss from this reduction. Regulatory assets recorded from flow through tax benefits are recovered through SCE's general rate case proceedings.
Capital Investment Plan
Major Transmission Projects
A summary of SCE's large transmission and substation projects during the next five years is presented below:

Project Name	Project Lifecycle Phase	Direct Expenditures (in millions)[1]	Remaining Investment (in millions)[1]	Scheduled In-Service Date
Tehachapi 4-11	Construction	$2,450	$179	2016 – 2017
West of Devers	Licensing	$1,075	$1,031	2021
Mesa Substation	Licensing	$608	$592	2020 – 2021
Alberhill System	Licensing	$397	$361	2021
Riverside Transmission Reliability	Licensing	$233	$230	2021
Eldorado-Lugo-Mohave Upgrade	Planning	$269	$266	2019

[1]
Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecasted for remaining investment.

Tehachapi
The Tehachapi Project consists of new and upgraded electric transmission lines and substations between eastern Kern County and San Bernardino County and was undertaken to bring renewable resources in Kern County to energy consumers in the Los Angeles basin and the California energy grid. The project consists of eleven segments. Segments 1-3 were placed in service beginning in 2009 through 2013. For more information, see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Major Transmission Projects—Tehachapi" in the year-ended 2015 MD&A.

West of Devers
In August 2016, the CPUC approved the project as recommended by SCE. An alternative project with a modified scope had been considered as part of required environmental impact reviews as discussed in the year-ended 2015 MD&A. ORA filed an Application for Rehearing in September 2016 stating that the August 2016 decision failed to follow the California Environmental Quality Act when it approved SCE’s project and should have approved the alternative project with the amended scope. SCE does not know when the CPUC will issue a decision on the Application. As a result of the delay in receipt of project approval from the CPUC, SCE is evaluating possible delays in the timing of project capital expenditures.
Mesa Substation
The Mesa Substation Project consists of demolishing the existing 220 kV Mesa Substation and constructing a new 500 kV substation. The Mesa Substation project would address reliability concerns by providing additional transmission import capability, allowing greater flexibility in the siting of new generation, and reducing the total amount of new generation required to meet local reliability needs in the Western Los Angeles Basin area. SCE has filed its permit to construct the project with the CPUC and the project is included in the current 2016 – 2020 capital investment plan.
In October 2016, the CPUC issued a final environmental impact report that identified project alternatives as being environmentally superior to SCE’s proposed project. The $608 million estimated cost for this project reflects the scope proposed by SCE. Any possible project delays or cost increases that may result from a CPUC approval of an alternative scope have not been reflected in the capital investment plan table above.
Alberhill System
The Alberhill System Project consists of constructing a new 500-kV substation, two 500-kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500-kV transmission line, telecommunication equipment and subtransmission lines in unincorporated and incorporated portions of western Riverside County. The Project was designed to meet long-term forecasted electrical demand in the proposed Alberhill Project area and to increase electrical system reliability. In April 2016, the CPUC issued a draft environmental impact report that identified an alternative substation site. The $397 million estimated cost for this project reflects the scope proposed by SCE. Any possible project delays or cost increases that may result from a CPUC approval of an alternative scope have not been reflected in the capital investment plan table above.
Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities (RPU), the municipal utility department of the City of Riverside. While RPU would be responsible for constructing some of the Project's facilities within Riverside, SCE's portion of the Project consists of constructing upgrades to its system, including a new 230-kV Substation; certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. The purpose of the Project is to provide RPU and its customers with adequate transmission capacity to serve existing and projected load, to provide for long-term system capacity for load growth, and to provide needed system reliability. Due to changed circumstances since the time the Project was originally developed, in July 2016 SCE informed the CPUC that it now supports a revised description of the Project. The CPUC is reviewing the revised Project and is expected to commence a supplemental environmental review in the fourth quarter of 2016. As a result of the delay in receipt of project approval from the CPUC, SCE is evaluating possible delays in the timing of project capital expenditures.
Eldorado-Lugo-Mohave Upgrade
The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to southern California. The Project would modify SCE’s existing Eldorado, Lugo, and Mohave electrical substations to accommodate the increased current flow from Nevada to southern California; increase the power flow through the existing 500 kV transmission lines by constructing two new capacitors along the lines; raise transmission tower heights to meet ground clearance requirements, and install communication wire on our transmission lines to allow for communication between existing SCE substations.
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
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At September 30, 2016, SCE's 13-month weighted-average common equity component of total capitalization was 50.4% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $567 million, resulting in a restriction on net assets of approximately $13.8 billion.
In the third quarter of 2016, SCE declared and paid a dividend to Edison International of $170 million. Future dividend amounts and timing of distributions are dependent on a number of factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at September 30, 2016, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2016.

(in millions)
Collateral posted as of September 30, 2016[1]	$163
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	19
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	3
Posted and potential collateral requirements	$185

[1]
Net collateral provided to counterparties and other brokers consisted of $1 million of cash which was offset against net derivative liabilities in the consolidated balance sheets, $4 million of cash reflected in "Other current assets" on the consolidated balance sheets and $158 million in letters of credit and surety bonds.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2016 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on dividends from SCE, realization of tax benefits and access to bank and capital markets. Edison International may also finance working capital requirements, payment of obligations and capital investments, including capital contributions to subsidiaries to fund new businesses, with commercial paper or other borrowings, subject to availability in the capital markets.
At September 30, 2016, Edison International Parent had $732 million available under its $1.25 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At September 30, 2016, Edison International Parent's consolidated debt to total capitalization ratio was 0.46 to 1.

In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement. Edison International made the final payment of $214 million in September 2016. Edison International has net operating loss and tax credit carryforwards retained by EME, which are available to offset future consolidated taxable income or tax liabilities. In December 2015, the PATH Act of 2015 extended 50% bonus depreciation for qualifying property retroactive to January 1, 2015 and through 2017 and provided for 40% bonus depreciation in 2018 and 30% in 2019. As a result, realization of these tax benefits has been deferred (currently forecasted through 2022). The timing of realization of these tax benefits may be further delayed in the event of future extensions of bonus depreciation and the value of the net operating loss carryforwards could be permanently reduced in the event that tax reform decreases the current corporate tax rate.
Historical Cash Flows
Southern California Edison Company

	Nine months ended September 30,
(in millions)	2016	2015
Net cash provided by operating activities	$2,836	$2,951
Net cash used in financing activities	(380)	(96)
Net cash used in investing activities	(2,443)	(2,855)
Net increase in cash and cash equivalents	$13	$—
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015.

	Nine months ended September 30,		Change in cash flows
(in millions)	2016	2015	2016/2015
Net income	$1,129	$1,163
Non-cash items[1]	1,606	1,307
Subtotal	$2,735	$2,470	$265
Changes in cash flow resulting from working capital[2]	(32)	(682)	650
Derivative assets and liabilities, net	15	25	(10)
Regulatory assets and liabilities, net	189	1,318	(1,129)
Other noncurrent assets and liabilities, net[3]	(71)	(180)	109
Net cash provided by operating activities	$2,836	$2,951	$(115)

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

Net cash provided by operating activities was impacted by the following:

•
Net cash for working capital was $(32) million and $(682) million during the nine months ended September 30, 2016 and 2015, respectively. The net cash for each period was primarily related to seasonal usage, which resulted in timing of receipts from customers of $(230) million and $(825) during 2016 and 2015, respectively, and timing of disbursements for purchased power of $190 million and $180 million during 2016 and 2015, respectively.

•
Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. During the first nine months of 2016 and 2015, cash flows were impacted by the following:

•
Lower cash due to a decrease in ERRA overcollections for fuel and purchased power of $231 million during the first nine months of 2016 primarily due to the implementation of the 2016 ERRA rate decrease in January 2016, partially offset by lower than forecasted power and gas prices experienced in 2016. Higher cash due to a decrease in ERRA undercollections for fuel and purchased power of $1.1 billion during the first nine months of 2015 primarily due to lower power and gas prices experienced in 2015 and the 2015 application of 2013 and 2014 nuclear decommissioning costs refunds against ERRA undercollections.

•
The BRRBA tracks differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers. BRRBA overcollections increased $190 million in the first nine months of 2016. The increase to BRRBA resulted from a $206 million reclassification from TAMA to BRRBA to refund customers and a refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Tax Repair Deductions and Memorandum Account" for further information. The increase to BRRBA overcollections from refunding tax benefits was partially offset by the implementation of the 2015 GRC decision in January 2016.

•
The public purpose and energy efficiency programs track the differences between amounts authorized by the CPUC and amounts incurred to fund programs established by the CPUC. Overcollections increased by $300 million during the first nine months of 2016 due to higher funding and lower spending for these programs. Overcollections decreased by $120 million during the first nine months of 2015 due to increased spending for these programs.

•
The 2015 GRC decision established the TAMA. As a result of this memorandum account, together with a balancing account for pole loading expenditures, any differences between the authorized tax repair deductions and actual tax repair deductions will be adjusted through customer rates. Overcollections decreased by $143 million during the first nine months of 2016 primarily due to a $206 million reclassification from TAMA to BRRBA to refund customers as discussed above, partially offset by higher tax repair deductions than forecasted in rates.

•
During the second quarter of 2016, the Department of Energy litigation memorandum account was established to track a refund of $122 million received by SCE in May 2016 from the federal government related to the Department of Energy's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. These damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Spent Nuclear Fuel" for further discussion.

•
Net cash provided by regulatory assets and liabilities also consisted of a cash inflow of $318 million in 2015 due to the revenue collected from customers that was estimated to be refunded as part of the 2015 GRC proposed decision.

•
Cash flows used in other noncurrent assets and liabilities were $71 million and $180 million in the first nine months of 2016 and 2015, respectively. Major factors affecting cash flow related to noncurrent assets and liabilities were activities related to SCE's nuclear decommissioning trusts (principally related to the payment of decommissioning costs). Decommissioning costs of San Onofre were approximately $125 million and $129 million for the nine months ended September 30, 2016 and 2015, respectively (such costs were recorded as a reduction of SCE's asset retirement obligation).

Net Cash Used in Financing Activities
The following table summarizes cash provided by financing activities for the nine months ended September 30, 2016 and 2015. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 12. Preferred and Preference Stock of SCE."

	Nine months ended September 30,
(in millions)	2016	2015
Issuances of first and refunding mortgage bonds, net	$—	$1,287
Issuances of pollution control bonds, net	—	128
Long-term debt matured or repurchased	(81)	(761)
Issuances of preference stock, net	294	319
Redemptions of preference stock	(125)	(325)
Short-term debt financing, net	189	(251)
Payments of common stock dividends to Edison International	(510)	(441)
Payments of preferred and preference stock dividends	(97)	(91)
Other	(50)	39
Net cash used in financing activities	$(380)	$(96)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $2.7 billion and $3.1 billion for the nine months ended September 30, 2016 and 2015, respectively, primarily related to transmission, distribution and generation investments. The decrease in capital expenditures during 2016 was primarily due to lower FERC capital spending. Net proceeds of nuclear decommissioning trust investments were $159 million and $242 million for the nine months ended September 30, 2016 and 2015, respectively. The 2016 net proceeds from sale of nuclear decommissioning trust investments was due to disbursements less net earnings during the period. The 2015 net proceeds from sale of nuclear decommissioning trust investments was used to pay 2013 and 2014 decommissioning costs less net earnings during the period. In addition, during the third quarter of 2016, SCE received proceeds of $140 million for the available cash surrender value of life insurance policies. The proceeds were used for general corporate purposes.
Nuclear Decommissioning Trusts
SCE's statement of cash flows includes activities of the Nuclear Decommissioning Trusts, which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2016	2015
Net cash used in operating activities: Nuclear decommissioning trusts	$(159)	$(249)
Net cash flow from investing activities: Proceeds from sale of investments	2,075	2,507
Purchases of investments	(1,916)	(2,265)
Net cash impact	$—	$(7)
Net cash used in operating activities of the nuclear decommissioning trusts relate to interest and dividends less administrative expenses, taxes and decommissioning costs. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information. Such activities represent the source (use) of the funds for investing activities. The net cash impact represents the contributions made by SCE to the nuclear decommissioning trusts. During the nine months ended September 30, 2015, SCE made a contribution of $7 million to the non-qualified decommissioning trust pursuant to a CPUC decision related to decommissioning costs for San Onofre Unit 1.

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
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Nine months ended September 30,
(in millions)	2016	2015
Net cash used in operating activities	$(336)	$(118)
Net cash provided by financing activities	280	122
Net cash used in investing activities	(34)	(2)
Net (decrease) increase in cash and cash equivalents	$(90)	$2
Net Cash Used in Operating Activities
Net cash used in operating activities was impacted by the following:

•
$214 million and $204 million of cash payments made to the Reorganization Trust in September 2016 and 2015, respectively, related to the EME Settlement Agreement. See "Notes to Consolidated Financial Statements—Note 15. Discontinued Operations—EME Chapter 11 Bankruptcy" for further information.

•	$122 million receipt of intercompany tax-allocation payments in 2015.

•
$21 million outflow in June 2016 related to the buy-out of an earn-out provision with the former shareholders of a company acquired by Edison Energy in 2015. See "Results of Operations—Edison International Parent and Other—Income from Continuing Operations" for further information.

•	$101 million cash outflow from operating activities in 2016 compared to $36 million cash outflow in 2015 due to the timing of payments and receipts relating to interest and operating costs.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Nine months ended September 30,
(in millions)	2016	2015
Dividends paid to Edison International common shareholders	$(469)	$(408)
Dividends received from SCE	510	441
Payment for stock-based compensation	(53)	(116)
Receipt from stock option exercises	30	65
Long-term debt issuance, net	397	—
Short-term debt financing, net	(129)	139
Other	(6)	1
Net cash provided by financing activities	$280	$122

Contingencies
SCE has contingencies related to San Onofre Related Matters, Energy Efficiency Incentive Mechanism, Long Beach Service Interruptions, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."
Environmental Remediation
As of September 30, 2016, SCE had identified 19 material sites for remediation and recorded an estimated minimum liability of $130 million. SCE expects to recover 90% of its remediation costs at certain sites. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Environmental Remediation" for further discussion.
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2015 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.2 billion at both September 30, 2016 and December 31, 2015. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
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
As of September 30, 2016, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	September 30, 2016
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$125	$—	$125
Not rated	6	(16)	—
Total	$131	$(16)	$125

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
In September 2016, the California Governor signed into law several CPUC reform bills that establish rules governing, among other subjects, communications between the CPUC officials, staff and the regulated utilities. Changes to the rules and processes around ex parte communications could result in delayed decisions, increased investigations, enforcement actions and penalties. In addition, the CPUC or other parties may initiate investigations of past communications between public utilities, including SCE, and CPUC officials and staff that could result in reopening completed proceedings for reconsideration.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2016	2015	2016	2015
Total operating revenue	$3,767	$3,763	$8,985	$9,183
Purchased power and fuel	1,719	1,785	3,576	3,648
Operation and maintenance	740	780	2,090	2,159
Depreciation, decommissioning and amortization	521	506	1,504	1,451
Property and other taxes	92	84	269	255
Impairment and other charges	—	—	21	—
Total operating expenses	3,072	3,155	7,460	7,513
Operating income	695	608	1,525	1,670
Interest and other income	32	32	97	114
Interest expense	(147)	(138)	(431)	(420)
Other expenses	(9)	(15)	(29)	(40)
Income from continuing operations before income taxes	571	487	1,162	1,324
Income tax expense	122	82	113	195
Income from continuing operations	449	405	1,049	1,129
Income (loss) from discontinued operations, net of tax	—	43	(1)	43
Net income	449	448	1,048	1,172
Preferred and preference stock dividend requirements of SCE	31	28	92	84
Other noncontrolling interests	(1)	(1)	(9)	(11)
Net income attributable to Edison International common shareholders	$419	$421	$965	$1,099
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$419	$378	$966	$1,056
Income (loss) from discontinued operations, net of tax	—	43	(1)	43
Net income attributable to Edison International common shareholders	$419	$421	$965	$1,099
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$1.29	$1.16	$2.96	$3.24
Discontinued operations	—	0.13	—	0.13
Total	$1.29	$1.29	$2.96	$3.37
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	328	329	329
Continuing operations	$1.27	$1.15	$2.94	$3.21
Discontinued operations	—	0.13	—	0.13
Total	$1.27	$1.28	$2.94	$3.34
Dividends declared per common share	$0.4800	$0.4175	$1.4400	$1.2525

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2016	2015	2016	2015
Net income	$449	$448	$1,048	$1,172
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	2	2	5	4
Other	—	(1)	—	(1)
Other comprehensive income, net of tax	2	1	5	3
Comprehensive income	451	449	1,053	1,175
Less: Comprehensive income attributable to noncontrolling interests	30	27	81	73
Comprehensive income attributable to Edison International	$421	$422	$972	$1,102

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$84	$161
Receivables, less allowances of $58 and $62 for uncollectible accounts at respective dates	999	771
Accrued unbilled revenue	570	565
Inventory	310	267
Derivative assets	60	79
Regulatory assets	321	560
Other current assets	261	251
Total current assets	2,605	2,654
Nuclear decommissioning trusts	4,376	4,331
Other investments	76	203
Total investments	4,452	4,534
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,753 and $8,548 at respective dates	36,064	34,945
Nonutility property, plant and equipment, less accumulated depreciation of $96 and $85 at respective dates	167	140
Total property, plant and equipment	36,231	35,085
Derivative assets	67	84
Regulatory assets	7,844	7,512
Other long-term assets	358	360
Total long-term assets	8,269	7,956

Total assets	$51,557	$50,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Short-term debt	$757	$695
Current portion of long-term debt	881	295
Accounts payable	1,180	1,310
Accrued taxes	130	72
Customer deposits	264	242
Derivative liabilities	223	218
Regulatory liabilities	1,030	1,128
Other current liabilities	877	967
Total current liabilities	5,342	4,927
Long-term debt	10,407	10,883
Deferred income taxes and credits	8,177	7,480
Derivative liabilities	1,070	1,100
Pensions and benefits	1,776	1,759
Asset retirement obligations	2,592	2,764
Regulatory liabilities	6,020	5,676
Other deferred credits and other long-term liabilities	2,168	2,246
Total deferred credits and other liabilities	21,803	21,025
Total liabilities	37,552	36,835
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	—	6
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,503	2,484
Accumulated other comprehensive loss	(51)	(56)
Retained earnings	9,362	8,940
Total Edison International's common shareholders' equity	11,814	11,368
Noncontrolling interests – preferred and preference stock of SCE	2,191	2,020
Total equity	14,005	13,388

Total liabilities and equity	$51,557	$50,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2016	2015
Cash flows from operating activities:
Net income	$1,048	$1,172
Less: (Loss) income from discontinued operations	(1)	43
Income from continuing operations	1,049	1,129
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,575	1,515
Allowance for equity during construction	(58)	(63)
Deferred income taxes and investment tax credits	127	202
Other	17	(5)
Nuclear decommissioning trusts	(159)	(249)
EME settlement payments, net of insurance proceeds	(209)	(176)
Changes in operating assets and liabilities:
Receivables	(235)	(412)
Inventory	(43)	10
Accounts payable	151	164
Prepaid and accrued taxes	56	(18)
Other current assets and liabilities	(68)	(572)
Derivative assets and liabilities, net	15	25
Regulatory assets and liabilities, net	189	1,318
Other noncurrent assets and liabilities	93	(35)
Net cash provided by operating activities	2,500	2,833
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $3 and $16 for respective periods	397	1,415
Long-term debt matured	(83)	(761)
Preference stock issued, net	294	319
Preference stock redeemed	(125)	(325)
Short-term debt financing, net	60	(112)
Dividends to noncontrolling interests	(98)	(91)
Dividends paid	(469)	(408)
Other	(76)	(11)
Net cash provided by financing activities	(100)	26
Cash flows from investing activities:
Capital expenditures	(2,773)	(3,134)
Proceeds from sale of nuclear decommissioning trust investments	2,075	2,507
Purchases of nuclear decommissioning trust investments	(1,916)	(2,265)
Life insurance policy proceeds	140	—
Other	(3)	35
Net cash used in investing activities	(2,477)	(2,857)
Net (decrease) increase in cash and cash equivalents	(77)	2
Cash and cash equivalents at beginning of period	161	132
Cash and cash equivalents at end of period	$84	$134

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2016	2015	2016	2015
Operating revenue	$3,752	$3,757	$8,956	$9,166
Purchased power and fuel	1,719	1,785	3,576	3,648
Operation and maintenance	702	756	1,993	2,101
Depreciation, decommissioning and amortization	519	506	1,497	1,449
Property and other taxes	91	84	268	254
Total operating expenses	3,031	3,131	7,334	7,452
Operating income	721	626	1,622	1,714
Interest and other income	32	29	97	93
Interest expense	(137)	(131)	(402)	(398)
Other expenses	(9)	(15)	(26)	(39)
Income before income taxes	607	509	1,291	1,370
Income tax expense	141	92	162	207
Net income	466	417	1,129	1,163
Less: Preferred and preference stock dividend requirements	31	28	92	84
Net income available for common stock	$435	$389	$1,037	$1,079

Consolidated Statements of Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2016	2015	2016	2015
Net income	$466	$417	$1,129	$1,163
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	1	1	3	3
Other comprehensive income, net of tax	1	1	3	3
Comprehensive income	$467	$418	$1,132	$1,166

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$39	$26
Receivables, less allowances of $58 and $62 for uncollectible accounts at respective dates	980	724
Accrued unbilled revenue	569	564
Inventory	251	256
Derivative assets	60	79
Regulatory assets	321	560
Other current assets	223	234
Total current assets	2,443	2,443
Nuclear decommissioning trusts	4,376	4,331
Other investments	41	168
Total investments	4,417	4,499
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,753 and $8,548 at respective dates	36,064	34,945
Nonutility property, plant and equipment, less accumulated depreciation of $87 and $81 at respective dates	76	73
Total property, plant and equipment	36,140	35,018
Derivative assets	67	84
Regulatory assets	7,844	7,512
Other long-term assets	231	239
Total long-term assets	8,142	7,835

Total assets	$51,142	$49,795

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Short-term debt	$239	$49
Current portion of long-term debt	479	79
Accounts payable	1,172	1,299
Accrued taxes	156	46
Customer deposits	264	242
Derivative liabilities	223	218
Regulatory liabilities	1,030	1,128
Other current liabilities	675	760
Total current liabilities	4,238	3,821
Long-term debt	9,987	10,460
Deferred income taxes and credits	9,765	9,073
Derivative liabilities	1,069	1,100
Pensions and benefits	1,293	1,284
Asset retirement obligations	2,590	2,762
Regulatory liabilities	6,020	5,676
Other deferred credits and other long-term liabilities	1,848	1,947
Total deferred credits and other liabilities	22,585	21,842
Total liabilities	36,810	36,123
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	658	652
Accumulated other comprehensive loss	(19)	(22)
Retained earnings	9,280	8,804
Total common shareholder's equity	12,087	11,602
Preferred and preference stock	2,245	2,070
Total equity	14,332	13,672
Total liabilities and equity	$51,142	$49,795

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2016	2015
Cash flows from operating activities:
Net income	$1,129	$1,163
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,564	1,509
Allowance for equity during construction	(58)	(63)
Deferred income taxes and investment tax credits	93	(149)
Other	7	10
Nuclear decommissioning trusts	(159)	(249)
Changes in operating assets and liabilities:
Receivables	(256)	(436)
Inventory	5	21
Accounts payable	152	192
Prepaid and accrued taxes	111	99
Other current assets and liabilities	(44)	(558)
Derivative assets and liabilities, net	15	25
Regulatory assets and liabilities, net	189	1,318
Other noncurrent assets and liabilities	88	69
Net cash provided by operating activities	2,836	2,951
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $16 for the nine months ended September 30, 2015	—	1,415
Long-term debt matured	(81)	(761)
Preference stock issued, net	294	319
Preference stock redeemed	(125)	(325)
Short-term debt financing, net	189	(251)
Dividends paid	(607)	(532)
Other	(50)	39
Net cash used in financing activities	(380)	(96)
Cash flows from investing activities:
Capital expenditures	(2,747)	(3,121)
Proceeds from sale of nuclear decommissioning trust investments	2,075	2,507
Purchases of nuclear decommissioning trust investments	(1,916)	(2,265)
Life insurance policy proceeds	140	—
Other	5	24
Net cash used in investing activities	(2,443)	(2,855)
Net increase in cash and cash equivalents	13	—
Cash and cash equivalents, beginning of period	26	38
Cash and cash equivalents, end of period	$39	$38

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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2016 are not necessarily indicative of the operating results for the full year.
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
Cash Equivalents
Cash equivalents included investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Money market funds	$39	$37	$18	$8
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Book balances reclassified to accounts payable	$130	$162	$128	$158
Inventory
Inventory is primarily composed of materials, supplies and spare parts, and stated at the lower of cost or market, cost being determined by the average cost method.

Revenue Recognition
Operating revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period. During the first nine months of 2015, pending the outcome of the final decision in the 2015 GRC, SCE recognized revenue from CPUC activities largely based on the revenue requirement set forth in the 2015 proposed GRC decision received in September 2015. In the fourth quarter of 2015, SCE implemented the final 2015 GRC decision.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2016	2015	2016	2015
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$419	$378	$966	$1,056
Participating securities dividends	—	—	—	(1)
Income from continuing operations available to common shareholders	$419	$378	$966	$1,055
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$1.29	$1.16	$2.96	$3.24
Diluted earnings per share – continuing operations:
Income from continuing operations available to common shareholders	$419	$378	$966	$1,055
Income impact of assumed conversions	—	—	—	1
Income from continuing operations available to common shareholders and assumed conversions	$419	$378	$966	$1,056
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	3	2	3	3
Adjusted weighted average shares – diluted	329	328	329	329
Diluted earnings per share – continuing operations	$1.27	$1.15	$2.94	$3.21
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 42,890 and 2,054,876 shares of common stock for the three months ended September 30, 2016 and 2015, respectively, and 166,057 and 2,054,876 shares for the nine months ended September 30, 2016 and 2015, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the exercise price of the awards was greater than the average market price of the common shares during the respective periods and, therefore, the effect would have been antidilutive.
Goodwill

Edison International assesses goodwill through annual goodwill impairment tests, at the reporting unit level, as of October 1st of each year.  As of September 30, 2016, goodwill is comprised of $78 million at the Edison Energy reporting unit and $22 million at the SoCore Energy reporting unit. Edison International will update these tests between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value.

New Accounting Guidance
Accounting Guidance Adopted
On April 7, 2015, the FASB issued an accounting standards update that requires debt issuance costs to be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability, consistent with debt discounts. Previously, accounting guidance required these costs to be presented as a deferred charge asset. Edison International and SCE adopted this guidance in the first quarter of 2016. At September 30, 2016, the amount of debt issuance costs that are reflected as a reduction of "Long-term debt" was $73 million for SCE and $79 million for Edison International. At December 31, 2015 the amount of debt issuance costs that have been reclassified from "Other long-term assets" to a reduction of "Long-term debt" was $77 million for SCE and $81 million for Edison International.
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
Accounting Guidance Not Yet Adopted
On May 28, 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures and further amended the standard in 2016. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. On July 9, 2015, the FASB approved a one-year deferral, updating the effective date to January 1, 2018. Edison International and SCE are currently evaluating this guidance and cannot determine the impact of this standard at this time. Edison International and SCE anticipate adopting the standard using the modified retrospective application which means that Edison International and SCE would recognize the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in 2018.
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
On March 30, 2016, the FASB issued an accounting standards update to simplify the accounting for share-based payments. Under this new guidance, the tax effects related to share based payments will be recorded through the income statement. Currently, tax benefits in excess of compensation cost ("windfalls") are recorded in equity, and tax deficiencies ("shortfalls") are recorded in equity to the extent of previous windfalls, and then to the income statement. In addition, as part of this new guidance an entity should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, subject to normal valuation allowance considerations. The new standard also will revise reporting on the statement of cash flows. Edison International and SCE are planning to adopt this standard using the modified retrospective approach, effective January 1, 2016. As a result, when adopted, all excess tax benefits resulting from 2016 stock option exercises will be reflected in the income statement. If Edison International and SCE had adopted this new standard in the current period, income tax expense for the nine months ended September 30, 2016 would have been reduced by approximately $18 million and $13 million, respectively. In addition, upon adoption, Edison International and SCE will record an increase to beginning retained earnings for pre-2016 stock option exercises that had not been previously recorded in equity ($42 million and $6 million for Edison International and SCE, respectively).
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
On August 26, 2016, the FASB issued an accounting standards update to amend the guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows to reduce diversity in practice. This guidance addresses eight specific cash flow classification issues, including debt prepayment or extinguishment costs, proceeds from the settlement of corporate-owned life insurance, and distributions received from equity method investments. This standard also clarifies the application of the predominance principle where cash receipts and payments have aspects of more than one class of cash flows. The new standard is effective on January 1, 2018, but early adoption is permitted. Edison International and SCE are currently evaluating this new guidance.
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the nine months ended September 30, 2016:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,484	$(56)	$8,940	$11,368	$2,020	$13,388
Net income	—	—	965	965	92	1,057
Other comprehensive income	—	5	—	5	—	5
Common stock dividends declared ($1.4400 per share)	—	—	(469)	(469)	—	(469)
Dividends to noncontrolling interests	—	—	—	—	(92)	(92)
Stock-based compensation	1	—	(72)	(71)	—	(71)
Non-cash stock-based compensation	18	—	—	18	—	18
Issuance of preference stock	—	—	—	—	294	294
Redemption of preference stock	—	—	(2)	(2)	(123)	(125)
Balance at September 30, 2016	$2,503	$(51)	$9,362	$11,814	$2,191	$14,005
The following table provides Edison International's changes in equity for the nine months ended September 30, 2015:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,445	$(58)	$8,573	$10,960	$2,022	$12,982
Net income	—	—	1,099	1,099	84	1,183
Other comprehensive loss	—	3	—	3	—	3
Common stock dividends declared ($1.2525 per share)	—	—	(408)	(408)	—	(408)
Dividends to noncontrolling interests	—	—	—	—	(84)	(84)
Stock-based compensation	13	—	(80)	(67)	—	(67)
Non-cash stock-based compensation	17	—	—	17	—	17
Issuance of preference stock	—	—	—	—	319	319
Redemption of preference stock	—	—	(4)	(4)	(321)	(325)
Balance at September 30, 2015	$2,475	$(55)	$9,180	$11,600	$2,020	$13,620

The following table provides SCE's changes in equity for the nine months ended September 30, 2016:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,168	$652	$(22)	$8,804	$2,070	$13,672
Net income	—	—	—	1,129	—	1,129
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(510)	—	(510)
Dividends declared on preferred and preference stock	—	—	—	(92)	—	(92)
Stock-based compensation	—	2	—	(49)	—	(47)
Non-cash stock-based compensation	—	8	—	—	—	8
Issuance of preference stock	—	(6)	—	—	300	294
Redemption of preference stock	—	2	—	(2)	(125)	(125)
Balance at September 30, 2016	$2,168	$658	$(19)	$9,280	$2,245	$14,332
The following table provides SCE's changes in equity for the nine months ended September 30, 2015:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,168	$618	$(28)	$8,454	$2,070	$13,282
Net income	—	—	—	1,163	—	1,163
Other comprehensive income	—	—	3	—	—	3
Dividends declared on common stock	—	—	—	(441)	—	(441)
Dividends declared on preferred and preference stock	—	—	—	(84)	—	(84)
Stock-based compensation	—	28	—	(31)	—	(3)
Non-cash stock-based compensation	—	10	—	—	—	10
Issuance of preference stock	—	(6)	—	—	325	319
Redemption of preference stock	—	4	—	(4)	(325)	(325)
Balance at September 30, 2015	$2,168	$654	$(25)	$9,057	$2,070	$13,924
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2015 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,349 MW and 4,062 MW at September 30, 2016 and 2015, respectively, and the amounts that SCE paid to these projects were $313 million and $270 million for the three months ended September 30, 2016 and 2015, respectively, and $532 million and $451 million for nine months ended September 30, 2016 and 2015, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
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
The Series F, Series G, Series H, Series J and Series K Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G, Series H, Series J or Series K Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (see Note 12 for further information). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.
The Trust I, Trust II, Trust III and Trust IV balance sheets as of September 30, 2016 and December 31, 2015, consisted of investments of $475 million, $400 million, $275 million and $325 million in the Series F, Series G, Series H and Series J Preference Stock, respectively, $475 million, $400 million, $275 million and $325 million of trust securities, respectively, and $10,000 each of common stock. The Trust V balance sheet as of September 30, 2016 consisted of investments of $300 million in the Series K Preference Stock, $300 million of trust securities, and $10,000 of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended September 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V
2016
Dividend income	$7	$5	$4	$4	$4
Dividend distributions	7	5	4	4	4
2015
Dividend income	$7	$5	$4	$2	*
Dividend distributions	7	5	4	2	*

	Nine months ended September 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V
2016
Dividend income	$20	$15	$12	$13	$9
Dividend distributions	20	15	12	13	9
2015
Dividend income	$20	$15	$12	$2	*
Dividend distributions	20	15	12	2	*
* Not applicable.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2016 and December 31, 2015, nonperformance risk was not material for Edison International and SCE.
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
Level 2 – Edison International's and SCE's Level 2 assets and liabilities include fixed income securities primarily consisting of U.S. government and agency bonds, municipal bonds and corporate bonds, and over-the-counter derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$127	$—	$127
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	1,538	—	—	—	1,538
Fixed Income[3]	833	1,935	—	—	2,768
Short-term investments, primarily cash equivalents	50	59	—	—	109
Subtotal of nuclear decommissioning trusts[4]	2,421	1,994	—	—	4,415
Total assets	2,454	1,994	127	—	4,575
Liabilities at fair value
Derivative contracts	—	3	1,290	(1)	1,292
Total liabilities	—	3	1,290	(1)	1,292
Net assets (liabilities)	$2,454	$1,991	$(1,163)	$1	$3,283

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$163	$—	$163
Other	28	—	—	—	28
Nuclear decommissioning trusts:
Stocks[2]	1,460	—	—	—	1,460
Fixed Income[3]	947	1,776	—	—	2,723
Short-term investments, primarily cash equivalents	91	81	—	—	172
Subtotal of nuclear decommissioning trusts[4]	2,498	1,857	—	—	4,355
Total assets	2,526	1,857	163	—	4,546
Liabilities at fair value
Derivative contracts	—	22	1,311	(15)	1,318
Total liabilities	—	22	1,311	(15)	1,318
Net assets (liabilities)	$2,526	$1,835	$(1,148)	$15	$3,228

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 70% of SCE's equity investments were located in the United States at both September 30, 2016 and December 31, 2015.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $83 million and $111 million at September 30, 2016 and December 31, 2015, respectively.

[4]
Excludes net payables of $39 million and net payables of $24 million at September 30, 2016 and December 31, 2015, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $21 million and $29 million at September 30, 2016 and December 31, 2015, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Fair value of net liabilities at beginning of period	$(1,170)	$(1,044)	$(1,148)	$(902)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	8	(49)	(14)	(191)
Settlements	(1)	—	(1)	—
Fair value of net liabilities at end of period	$(1,163)	$(1,093)	$(1,163)	$(1,093)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(57)	$(94)	$(122)	$(249)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
September 30, 2016	$125	$—	Market simulation model and auction prices	Load forecast	6,289 MW - 24,349 MW
				Power prices[1]	$0 - $110.44
				Gas prices[2]	$1.98 - $5.72
December 31, 2015	152	—	Market simulation model and auction prices	Load forecast	6,289 MW - 24,349 MW
				Power prices[1]	$0 - $110.44
				Gas prices[2]	$1.98 - $5.72
Tolling
September 30, 2016	3	1,286	Option model	Volatility of gas prices	14% - 46% (20%)
				Volatility of power prices	27% - 43% (30%)
				Power prices	$24.03 - $48.40 ($34.30)
December 31, 2015	10	1,297	Option model	Volatility of gas prices	15% - 58% (20%)
				Volatility of power prices	26% - 38% (30%)
				Power prices	$24.15 - $46.93 ($34.80)

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.

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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	September 30, 2016		December 31, 2015
(in millions)	Carrying Value[1]	Fair Value	Carrying Value[1]	Fair Value
SCE	$10,466	$12,419	$10,539	$11,592
Edison International	11,288	13,266	11,178	12,252

[1]	Carrying value is net of debt issuance costs.
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
Credit Agreements and Short-Term Debt
SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively. During the third quarter of 2016, SCE and Edison International Parent extended the maturity dates to July 2020. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At September 30, 2016, SCE's outstanding commercial paper, net of discount, was $239 million at a weighted-average interest rate of 0.60%. At September 30, 2016, letters of credit issued under SCE's credit facility aggregated $157 million and are scheduled to expire in twelve months or less. At December 31, 2015, the outstanding commercial paper was $49 million at a weighted-average interest rate of 0.51%.
At September 30, 2016, Edison International Parent's outstanding commercial paper, net of discount, was $518 million at a weighted-average interest rate of 0.69%. At December 31, 2015, the outstanding commercial paper was $646 million at a weighted-average interest rate of 0.78%.
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

Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $15 million and $38 million as of September 30, 2016 and December 31, 2015, respectively. SCE has posted $12 million collateral at September 30, 2016 and no collateral at December 31, 2015 to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2016, SCE would be required to post $16 million of additional collateral related to outstanding payables that are net of collateral already posted.
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

	September 30, 2016
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$62	$67	$129	$226	$1,069	$1,295	$1,166
Gross amounts offset in the consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(1)	—	(1)	(1)
Net amounts presented in the consolidated balance sheets	$60	$67	$127	$223	$1,069	$1,292	$1,165

	December 31, 2015
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$81	$84	$165	$235	$1,100	$1,335	$1,170
Gross amounts offset in the consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(15)	—	(15)	(15)
Net amounts presented in the consolidated balance sheets	$79	$84	$163	$218	$1,100	$1,318	$1,155

[1]
In addition, at September 30, 2016 and December 31, 2015, SCE had posted $4 million and $31 million, respectively, of cash collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Realized losses	$(1)	$(28)	$(53)	$(103)
Unrealized (losses) gains	(2)	(67)	6	(152)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2016	December 31, 2015
Electricity options, swaps and forwards	GWh	1,872	6,221
Natural gas options, swaps and forwards	Bcf	13	32
Congestion revenue rights	GWh	85,430	109,740
Tolling arrangements	GWh	63,654	70,663
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Edison International:
Income from continuing operations before income taxes	$571	$487	$1,162	$1,324
Provision for income tax at federal statutory rate of 35%	200	170	407	463
Increase in income tax from:
State tax, net of federal benefit	20	6	30	23
Property-related[1]	(79)	(79)	(296)	(207)
Change related to uncertain tax positions	(5)	10	(4)	(53)
Other	(14)	(25)	(24)	(31)
Total income tax (benefit) expense from continuing operations	$122	$82	$113	$195
Effective tax rate	21.4%	16.8%	9.7%	14.7%
SCE:
Income from continuing operations before income taxes	$607	$509	$1,291	$1,370
Provision for income tax at federal statutory rate of 35%	212	178	452	480
Increase in income tax from:
State tax, net of federal benefit	25	8	40	23
Property-related[1]	(79)	(79)	(296)	(207)
Change related to uncertain tax positions	(7)	9	(9)	(56)
Other	(10)	(24)	(25)	(33)
Total income tax (benefit) expense from continuing operations	$141	$92	$162	$207
Effective tax rate	23.2%	18.1%	12.5%	15.1%

[1]	During the second quarter of 2016, SCE recorded $79 million for 2012 – 2014 incremental tax benefits related to repair deductions, which were flowed-through to customers ($133 million pre-tax).

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
Repair Deductions
Previously, SCE recognized earnings and a regulatory asset for deferred income taxes related to 2012 – 2014 tax repair deductions. As a result of the CPUC's rate base offset in the 2015 GRC decision, SCE wrote down this regulatory asset in full during 2015. The after-tax charge was reflected in "Income tax expense" on the December 31, 2015 consolidated statement of income. The amount of tax repair deductions the CPUC used to establish the rate base offset was based on SCE's forecast of 2012 – 2014 tax repair deductions from the Notice of Intent filed in the 2015 GRC. The amount of tax repair deductions included in the Notice of Intent was less than the actual tax repair deductions SCE reported on its 2012 through 2014 income tax returns. In April 2016, the CPUC granted SCE's request to reduce SCE's Base Revenue Requirement Balancing Account ("BRRBA") by $234 million in future periods subject to the timing and final outcome of audits that may be conducted by tax authorities. The refunds will result in flowing incremental tax benefits for 2012 – 2014 to customers. SCE refunded $133 million ($79 million after-tax) during the second quarter of 2016. SCE did not record a gain or loss from this reduction. Regulatory assets recorded from flow through tax benefits are recovered through SCE's general rate case proceedings.
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
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $98 million during the nine months ended September 30, 2016, which includes contributions of $81 million by SCE. Edison International expects to make contributions of $22 million during the remainder of 2016, which includes $14 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms. Annual contributions to these plans are expected to be, at a minimum, equal to the related annual expense.

Pension expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Edison International:
Service cost	$39	$35	$117	$105
Interest cost	44	41	132	124
Expected return on plan assets	(56)	(57)	(168)	(171)
Amortization of prior service cost	1	1	3	3
Amortization of net loss[1]	9	9	27	27
Expense under accounting standards	$37	$29	$111	$88
Regulatory adjustment	(9)	(2)	(27)	(4)
Total expense recognized	$28	$27	$84	$84
SCE:
Service cost	$38	$35	$114	$104
Interest cost	41	38	123	113
Expected return on plan assets	(53)	(53)	(159)	(160)
Amortization of prior service cost	1	1	3	4
Amortization of net loss[1]	8	7	24	22
Expense under accounting standards	$35	$28	$105	$83
Regulatory adjustment	(9)	(2)	(27)	(4)
Total expense recognized	$26	$26	$78	$79

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $3 million and $2 million, respectively, for the three months ended September 30, 2016, and $9 million and $5 million, respectively, for the nine months ended September 30, 2016. The amount reclassified for Edison International and SCE was $4 million and $2 million, respectively, for the three months ended September 30, 2015 and $11 million and $6 million, respectively, for the nine months ended September 30, 2015.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $25 million during the nine months ended September 30, 2016 and expects to make contributions of $8 million during the remainder of 2016, substantially all of which are expected to be made by SCE. Annual contributions made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.

PBOP expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Edison International:
Service cost	$10	$12	$30	$36
Interest cost	26	29	78	86
Expected return on plan assets	(28)	(28)	(84)	(85)
Amortization of prior service cost	(1)	(3)	(3)	(9)
Amortization of net loss	—	5	—	17
Total expense	$7	$15	$21	$45
SCE:
Service cost	$10	$12	$30	$36
Interest cost	26	28	78	84
Expected return on plan assets	(28)	(28)	(84)	(84)
Amortization of prior service cost	(1)	(3)	(3)	(9)
Amortization of net loss	—	6	—	17
Total expense	$7	$15	$21	$44
Workforce Reductions
SCE continues to focus on productivity improvements to mitigate rate pressure from its capital program, optimize its cost structure and improve operational efficiency, which is expected to result in further workforce reductions through 2016. During the nine months ended September 30, 2016, SCE increased the estimated impact for approved workforce reductions.
The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2016	$22
Additions	21
Payments	(34)
Balance at September 30, 2016	$9
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Stocks	—	$321	$304	$1,538	$1,460
Municipal bonds	2054	653	691	813	840
U.S. government and agency securities	2055	1,114	1,070	1,215	1,128
Corporate bonds	2057	656	708	740	755
Short-term investments and receivables/payables[1]	One-year	67	144	70	148
Total		$2,811	$2,917	$4,376	$4,331

[1]
Short-term investments include $81 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and matured by January 5, 2016 as of December 31, 2015.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.6 billion and $1.4 billion at September 30, 2016 and December 31, 2015, respectively.
The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Balance at beginning of period	$4,344	$4,836	$4,331	$4,799
Gross realized gains	18	183	61	215
Gross realized losses	(1)	(10)	(5)	(15)
Unrealized gains (losses), net	32	(316)	153	(343)
Other-than-temporary impairments	(2)	(10)	(10)	(22)
Interest and dividends	28	28	88	88
Contributions	—	—	—	7
Income taxes	(5)	—	(47)	(14)
Decommissioning disbursements	(38)	(319)	(192)	(319)
Administrative expenses and other	—	(4)	(3)	(8)
Balance at end of period	$4,376	$4,388	$4,376	$4,388
Trust assets are used to pay income taxes as the Trust files separate income tax returns from SCE. Deferred tax liabilities related to net unrealized gains at September 30, 2016 were $383 million. Accordingly, the fair value of Trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion at September 30, 2016. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Acquisitions
During the third quarter, a subsidiary of SoCore Energy agreed to acquire equity interests in up to 20 solar garden development projects in Minnesota as part of the SunEdison bankruptcy proceedings, subject to certain conditions. The exclusivity period on six of the projects expired in October 2016 under the terms of the agreement and consequently, the projects were not acquired. There are 14 remaining projects totaling 94 MWdc with a purchase price up to $41.9 million, if all projects achieve the required conditions. SoCore Energy would also reimburse SunEdison up to $8.7 million of project specific interconnection costs. Not all of the projects are expected to achieve the closing conditions. Three of these development projects (21 MWdc) are expected to be acquired in the fourth quarter of 2016. SoCore Energy expects to fund construction costs and arrange third-party tax equity and debt financing by completion of construction.
Note 10.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2016	December 31, 2015
Current:
Regulatory balancing accounts	$135	$382
Energy derivatives	167	159
Other	19	19
Total current	321	560
Long-term:
Deferred income taxes, net	4,346	3,757
Pensions and other postretirement benefits	829	849
Energy derivatives	1,010	1,027
Unamortized investments, net	143	182
San Onofre	899	1,043
Unamortized loss on reacquired debt	189	201
Regulatory balancing accounts	36	36
Environmental remediation	128	129
Other	264	288
Total long-term	7,844	7,512
Total regulatory assets	$8,165	$8,072

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2016	December 31, 2015
Current:
Regulatory balancing accounts	$999	$1,106
Other	31	22
Total current	1,030	1,128
Long-term:
Costs of removal	2,842	2,781
Recoveries in excess of ARO liabilities[1]	1,769	1,502
Regulatory balancing accounts	1,348	1,314
Other	61	79
Total long-term	6,020	5,676
Total regulatory liabilities	$7,050	$6,804

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

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	September 30, 2016	December 31, 2015
Asset (liability)
Energy resource recovery account	$(208)	$(439)
New system generation balancing account	(7)	(171)
Public purpose programs and energy efficiency programs	(983)	(683)
Tax accounting memorandum account and pole loading balancing account	(105)	(248)
Base rate recovery balancing account	(509)	(319)
Department of Energy litigation memorandum account[1]	(122)	—
Greenhouse gas auction revenue	(77)	(75)
FERC balancing accounts	(87)	74
Other	(78)	(141)
Liability	$(2,176)	$(2,002)

[1]
Represents proceeds from the Department of Energy resulting from its failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. Damages recovered are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs. See Note 11 for further discussion.

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
Contingencies
In addition to the matters disclosed in these Notes, Edison International and SCE are involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International and SCE believe the outcome of these other proceedings will not, individually or in the aggregate, materially affect its results of operations, financial position or liquidity.
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

In April 2015, the Alliance for Nuclear Responsibility ("A4NR") filed a petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement based on SCE's alleged failures to disclose communications between SCE and CPUC decision-makers pertaining to issues in the San Onofre OII. The petition seeks the reversal of the decision approving the San Onofre OII Settlement Agreement and reopening of the OII proceeding. Subsequently, TURN and ORA filed responses supporting A4NR's petition to reopen the San Onofre OII proceeding. In August 2015, ORA filed its own petition to modify the CPUC's decision approving the San Onofre OII Settlement Agreement seeking to set aside the settlement and reopen the San Onofre OII proceeding. SCE and SDG&E responded to this petition in September 2015. In December 2015, the CPUC issued a decision fining SCE for violations of the CPUC ethics rule and failure to disclose ex parte communications relevant to the San Onofre OII. In May 2016, the CPUC issued an order reopening the record to review the San Onofre OII Settlement Agreement against its standards for approving settlements, in light of its December 2015 decision imposing fines against SCE. The record remains open and CPUC’s review of the San Onofre OII Settlement Agreement is pending.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its then Chief Financial Officer. The complaint was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015. On September 14, 2016, the Court granted defendants’ motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff filed an amended complaint in October 2016.
Also in July 2015, a federal shareholder derivative lawsuit was filed against members of the Edison International Board of Directors for breach of fiduciary duty and other claims. The federal derivative lawsuit is based on similar allegations to the federal class action securities lawsuit and seeks monetary damages, including punitive damages, and various corporate governance reforms. An additional federal shareholder derivative lawsuit making essentially the same allegations was filed in August and was subsequently consolidated with the July 2015 federal derivative lawsuit. On September 14, 2016, the Court granted defendants’ motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff did not file an amended complaint by the required date.
In October 2015, a shareholder derivative lawsuit was filed in California state court against members of the Edison International Board of Directors for breach of fiduciary duty and other claims, making similar allegations to those in the federal derivative lawsuits discussed above. The California state court action is currently on hold in light of the pending federal suits discussed above.
In November 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act ("ERISA"). The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII. In July 2016, the federal court granted the defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed an amended complaint in July 2016, and defendants filed a motion to dismiss in August 2016. Defendants’ motion will be heard by the court in November 2016.
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
The first $282 million of SCE's customers' portion of such recoveries from MHI will be distributed to customers via a credit to a sub-account of SCE's BRRBA, reducing revenue requirements from customers. Amounts in excess of the first $282 million distributable to SCE customers will reduce SCE's regulatory asset represented by the unamortized balance of investment in San Onofre base plant, reducing the revenue requirement needed to amortize such investment. The amortization period, however, will be unaffected. Any additional amounts received after the regulatory asset is recovered will be applied to the BRRBA.
The San Onofre OII Settlement Agreement provides the utilities with the discretion to resolve the MHI dispute without CPUC approval, but the utilities are obligated to use their best efforts to inform the CPUC of any settlement or other resolution of these disputes to the extent this is possible without compromising any aspect of the resolution. SCE and SDG&E have also agreed to allow the CPUC to review the documentation of any final resolution of the MHI dispute and the litigation costs incurred in pursuing claims against MHI to ensure they are not exorbitant in relation to the recovery obtained. There is no assurance that there will be any recovery from MHI or that, if there is a recovery, it will equal or exceed the litigation costs incurred to pursue the recovery.
Energy Efficiency Incentive Mechanism
In August 2016, a proposed settlement agreement between TURN, ORA and SCE was filed with the CPUC related to the rehearing of prior CPUC decisions for $74.5 million of incentive awards that SCE received for savings achieved by its 2006 – 2008 energy efficiency programs. The settlement agreement fully resolves the disputes as they relate to SCE in exchange for SCE refunding approximately $13.5 million of the incentives awarded over a three year period or, at SCE's option, for SCE making a one-time credit of the present value of that amount to the BRRBA. The CPUC issued a final decision approving the settlement agreement in October 2016.
Long Beach Service Interruptions
In July 2015, SCE's customers who are served via the network portion of SCE's electric system in Long Beach, California experienced service interruptions due to multiple underground vault fires and underground cable failures. The portion affected is the only significant portion of SCE’s distribution network that is arranged in a network configuration. No personal injuries have been reported in connection with these events and, subject to applicable deductibles, SCE is generally insured against customer claims arising from these events. SCE instituted an internal investigation and commissioned an external investigation of these events and their causes, which revealed that the main cause of the interruptions was a lack of adequate management oversight of the downtown network system. The investigations also revealed deficiencies in maintaining the knowledge base on the configuration and operation of the network system, and a lack of sophisticated controls needed to more efficiently and effectively prevent and respond to the cascading events that occurred. In July 2016, the CPUC initiated an investigation ("Long Beach OII") of these events and their causes based on an investigation by the CPUC's Safety and Enforcement Division ("SED"). The SED investigation, among other things, identified problems with maintenance, inspection, and management of SCE's Long Beach electrical system, and emergency response and communications capabilities. The Long Beach OII will consider whether SCE violated statutes, rules or regulations, maintained adequate, accurate, and complete records, and provided sufficient emergency response and communications to various parties during the power outages. SCE has been directed to show cause at hearings why the CPUC should not find it in violation of the relevant statutes, rules and regulations. A hearing on the Long Beach OII has been scheduled for February 2017. While SCE believes it is probable that penalties will be assessed, neither the CPUC nor SED has proposed a penalty amount. Consequently, although potential penalties in this matter could be significant, SCE is currently unable to estimate their amount.
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
At September 30, 2016, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites in which the upper end of the range of the costs is at least $1 million) was $130 million, including $78 million related to San Onofre. In addition to these sites, SCE also has 39 immaterial sites for which the total minimum recorded liability was $4 million. Of the $134 million total environmental remediation liability for SCE, $128 million has been recorded as a regulatory asset. SCE expects to recover $46 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $82 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $166 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next four years are expected to range from $7 million to $24 million. Costs incurred for the nine months ended September 30, 2016 and 2015 were $3 million and $5 million, respectively.
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

Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. Prolonged drought conditions in California have also increased the duration of the wildfire season and the risk of severe wildfire events. SCE has approximately $1 billion of insurance coverage for wildfire liabilities for the period ending on May 31, 2017. SCE has a self-insured retention of $10 million per wildfire occurrence. SCE or its contractors may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of SCE's or its contractors' insurance coverage.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million, including reimbursement for legal costs (SCE share $124 million) to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. The settlement also provides for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE will submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process will make additional legal action to recover damages incurred in 2014 – 2016 unnecessary. The first such claim covering damages for 2014 and 2015 was filed on September 30, 2016 for $56.4 million. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 12.    Preferred and Preference Stock of SCE
During the first quarter of 2016, SCE issued $300 million of 5.45% Series K Preference Stock (120,004 shares; cumulative, $2,500 liquidation value) to SCE Trust V, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series K Preference Stock may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2026 if certain changes in tax or investment company laws occur. On or after March 15, 2026, SCE may redeem the Series K shares at par, in whole or in part, and if not so redeemed, distributions will accrue and be payable at a floating rate. The shares are not subject to mandatory redemption. The proceeds were used to redeem $125 million of SCE's Series D Preference Stock and for general corporate purposes.
Note 13.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Beginning balance	$(53)	$(56)	$(56)	$(58)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	—	—	—	(4)
Reclassified from accumulated other comprehensive loss[1]	2	2	5	8
Other	—	(1)	—	(1)
Change	2	1	5	3
Ending Balance	$(51)	$(55)	$(51)	$(55)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.

SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Beginning balance	$(20)	$(26)	$(22)	$(28)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	—	—	—	(1)
Reclassified from accumulated other comprehensive loss[1]	1	1	3	4
Change	1	1	3	3
Ending Balance	$(19)	$(25)	$(19)	$(25)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.
Note 14.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2016	2015	2016	2015
SCE interest and other income:
Equity allowance for funds used during construction	$16	$21	$58	$63
Increase in cash surrender value of life insurance policies and life insurance benefits	12	5	29	22
Interest income	1	1	4	4
Other	3	2	6	4
Total SCE interest and other income	32	29	97	93
Other income of Edison International Parent and Other[1]	—	3	—	21
Total Edison International interest and other income	$32	$32	$97	$114
SCE other expenses:
Civic, political and related activities and donations	6	8	$19	$21
Other	3	7	7	18
Total SCE other expenses	9	15	26	39
Other expense of Edison International Parent and Other	—	—	3	1
Total Edison International other expenses	$9	$15	$29	$40

[1]	Reflects Edison Capital's income related to the sale of affordable housing projects for the three and nine months ended September 30, 2015.
Note 15.    Discontinued Operations
EME Chapter 11 Bankruptcy
In December 2012, EME and certain of its wholly-owned subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Northern District of Illinois, Eastern Division. The Amended Plan of Reorganization, including the EME Settlement Agreement, was completed on April 1, 2014 with the sale of substantially all of EME's assets to NRG Energy, Inc. and the transactions called for in the EME Settlement Agreement, including an initial cash payment to the Reorganization Trust of $225 million in April 2014. For further discussion of the EME Settlement Agreement, see the 2015 Form 10-K, "Notes to Consolidated Financial Statements —Note 15."
In August 2014, Edison International entered into an amendment of the EME Settlement Agreement that finalized the remaining matters related to the EME Settlement including setting the amount of the two installment payments. Edison International made an installment payment of $204 million in September 2015 and made the remaining $214 million payment in September 2016.

Loss from discontinued operations, net of tax, was $1 million for the nine months ended September 30, 2016. Income from discontinued operations, net of tax, was $43 million for the three- and nine-month periods in 2015. The 2015 income was due to $27 million of income tax benefits based on filing of the 2014 tax returns in the third quarter of 2015 and $16 million in insurance recoveries ($28 million pre-tax) related to EME bankruptcy.
Note 16.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2016	2015	2016	2015
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$417	$434	$408	$409
Tax payments, net	12	3	35	125
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$156	$136	$—	$147
Preferred and preference stock	1	—	1	—
Details of debt exchange:
Pollution-control bonds redeemed (2.875%)	$—	$(203)	$—	$(203)
Pollution-control bonds issued (1.875%)	—	203	—	203
SCE's accrued capital expenditures at September 30, 2016 and 2015 were $268 million and $403 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
During the second quarter of 2015, SCE amended a power contract classified as a capital lease, which resulted in a reduction in the lease obligation and asset by $147 million.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2016. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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
In February 2012, the California Department of Fish and Wildlife and the Central Valley Regional Water Quality Control Board alleged that SCE had violated provisions of the Streambed Alteration Agreement and certain conditions of the federal Clean Water Act Certification. SCE disputed these allegations, but agreed with the regulatory agencies to settle the matter for $3 million without admitting wrongdoing.
OTHER INFORMATION
Amendment of Bylaws
On October 27, 2016, the Boards of Directors of Edison International and SCE amended each company’s Bylaws to: (i) permit the Board of Directors to change the date of the annual meeting of shareholders in Article II, Section 2; (ii) eliminate provisions in Article II, Section 7 and Article V, Section 1 that restate provisions in the California Corporations Code; (iii) revise provisions in Article III, Section 1 and Article V, Sections 3 and 4 related to the powers of the Board of Directors that are generally duplicative of other provisions; (iv) update the descriptions of officer duties in Article IV; and (v) make other minor clarifications and refinements. The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the revised Bylaws, which are filed as Exhibits 3.1 and 3.2 to this report.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the third quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	134,419	$77.17	—	—
August 1, 2016 to August 31, 2016	190,183	75.76	—	—
September 1, 2016 to September 30, 2016	170,875	73.12	—	—
Total	495,477	$75.23	—	—

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

EXHIBITS

Exhibit Number	Description

3.1	Edison International Bylaws, as amended effective October 27, 2016
3.2	Southern California Edison Company Bylaws, as amended effective October 27, 2016
10.1**	Edison International 2008 Executive Retirement Plan, as amended and restated effective August 24, 2016

10.2**	Edison International Executive Incentive Compensation Plan, as amended and restated effective August 24, 2016

10.3**	Southern California Edison Company Executive Supplemental Benefit Program, as amended effective August 24, 2016

10.4**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 25, 2016

10.5**	Edison International 2008 Executive Severance Plan, as amended and restated effective August 24, 2016

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2016, filed on November 1, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2016, filed on November 1, 2016, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Connie J. Erickson

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	November 1, 2016	Date:	November 1, 2016