Form 10-K
period 2016-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2017-02-21
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Edison International        Yes ☐ No ☑    Southern California Edison Company        Yes ☐ No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2016, the last business day of the most recently completed second fiscal quarter:
Edison International    Approximately $25.3 billion    Southern California Edison Company    Wholly owned by Edison International

Common Stock outstanding as of February 17, 2017:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares (wholly owned by Edison International)
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Proxy Statement relating to registrants' joint 2017 Annual Meeting of Shareholders have been incorporated by reference into the parts of this report where indicated.

i

This is a combined Form 10-K separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
Bonus depreciation	Current federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
CPUC	California Public Utilities Commission
DOE	U.S. Department of Energy
DERs	distributed energy resources
DRP	Distributed Resources Plan
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group
Edison Energy Group, Inc., the holding company for subsidiaries engaged in competitive businesses focused on providing energy services, including distributed generation and/or storage, to commercial and industrial customers

EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
EMG	Edison Mission Group Inc., a wholly owned subsidiary of Edison International and the parent company of EME and Edison Capital
ERRA	energy resource recovery account
FERC	Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 27, 2017
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc. and related companies
MW	megawatts
MWdc	megawatts measured for solar projects representing the accumulated peak capacity of all the solar modules
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates
OII	Order Instituting Investigation
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
QF(s)	qualifying facility(ies)

v

ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
San Onofre OII Settlement Agreement	Settlement Agreement by and among TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a subsidiary of Edison Energy Group that provides solar energy and energy storage solutions
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•	ability of SCE to recover its costs in a timely manner from its customers through regulated rates, including costs related to San Onofre and proposed spending on grid modernization;

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including determinations of authorized rates of return or return on equity, approval of proposed spending on grid modernization, outcome of San Onofre CPUC proceedings, and delays in regulatory actions;

•	ability of Edison International or SCE to borrow funds and access the capital markets on reasonable terms;

•
risks associated with cost allocation, including the potential movement of costs to certain customers, caused by the ability of cities, counties and certain other public agencies to generate and/or purchase electricity for their local residents and businesses, along with other possible customer bypass or departure due to increased adoption of distributed energy resources ("DERs") or technological advancements in the generation, storage, transmission, distribution and use of electricity, and supported by public policy, government regulations and incentives;

•
risks inherent in the construction of SCE's transmission and distribution infrastructure investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, power curtailment costs (payments due under power contracts in the event there is insufficient transmission to enable acceptance of power delivery), and governmental approvals;

•
risks associated with the operation of transmission and distribution assets and power generating facilities including: public safety issues, failure, availability, efficiency, and output of equipment and availability and cost of spare parts;

•	risks associated with the decommissioning of San Onofre, including those related to public opposition, permitting, governmental approvals, and cost overruns;

•
physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business and customer data;

•	ability of Edison International to develop Edison Energy Group, manage new business risks, and recover and earn a return on its investment in newly developed or acquired businesses;

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

•
changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws; that could affect recorded deferred tax assets and liabilities and effective tax rate;

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is a public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy services and distributed solar to commercial and industrial customers. Such business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all of the information contained in this annual report relates to both filers.

(in millions)	2016	2015	2016 vs 2015 Change	2014
Net income (loss) attributable to Edison International
Continuing operations
SCE	$1,376	$998	$378	$1,453
Edison International Parent and Other	(77)	(13)	(64)	(26)
Discontinued operations	12	35	(23)	185
Edison International	1,311	1,020	291	1,612
Less: Non-core items
SCE
Write-down, impairment and other charges	—	(382)	382	(72)
NEIL insurance recoveries	—	12	(12)	—
Edison International Parent and Other
Edison Capital sale of affordable housing portfolio	—	10	(10)	—
Income from allocation of losses to tax equity investor	5	9	(4)	2
Discontinued operations	12	35	(23)	185
Total non-core items	17	(316)	333	115
Core earnings (losses)
SCE	1,376	1,368	8	1,525
Edison International Parent and Other	(82)	(32)	(50)	(28)
Edison International	$1,294	$1,336	$(42)	$1,497
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
Edison International's 2016 earnings increased $291 million, driven by an increase in SCE's earnings of $378 million partially offset by increased costs at Edison International Parent and Other and lower income from discontinued operations. SCE's increased net income consisted of $8 million of higher core earnings and $370 million of higher non-core earnings. The increase in core earnings was due to an increase in revenue from the escalation mechanism set forth in the 2015 GRC decision and lower operations and maintenance expenses, partially offset by higher net financing costs and tax expense.

Edison International Parent and Other results for 2016 consisted of $50 million of higher core losses and $14 million of lower non-core earnings. During 2016, Edison International Parent and Other recorded an after-tax charge of $13 million related to the buy-out of an earn-out provision with the former shareholders of a company acquired by Edison Energy at the end of 2015. The buy-out was completed, together with modification to employment contracts, in order to align long-term incentive compensation. In addition, core losses for 2016 included higher operating and development costs and lower revenue and gross margin from the sale of solar systems at Edison Energy Group. Results during 2015 included income from Edison Capital's investments in affordable housing projects, which were sold at the end of 2015.
Consolidated non-core items for 2016 and 2015 for Edison International included:

•	SCE's write-down of $382 million in 2015 of regulatory assets previously recorded for recovery of deferred income taxes from 2012 – 2014 incremental tax repair deductions.

•
Income of $20 million ($12 million after-tax) in 2015 at SCE related to shareholder's portion of NEIL insurance recoveries arising from the outage and shutdown of the San Onofre Units 2 and 3 generating stations and the recovery of legal costs.

•
Income of $16 million ($10 million after-tax) in 2015 related to completion of the sale of Edison Capital's affordable housing investment portfolio which represented the exit from this business activity.

•
Income of $5 million and $9 million for 2016 and 2015, respectively, related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method. Edison International reflected in core earnings the operating results of the solar projects, related financings and the priority return to the tax equity investor. The losses allocated to the tax equity investor under HLBV accounting method results in income allocated to subsidiaries of Edison International, neither of which is due to the operating performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

•
Income from discontinued operations, net of tax, was $12 million and $35 million for 2016 and 2015, respectively, primarily related to the resolution of tax issues related to EME. The discontinued operations from 2015 also reflects proceeds from insurance recoveries related to EME. See "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for further information.

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations, including a comparison of 2015 results to 2014.
Electricity Industry Trends
The electric power industry is undergoing transformative change driven by technological advancements such as customer-owned generation and energy storage, which could alter the nature of energy generation and delivery. California's environmental policy objectives are accelerating the pace and scope of the industry change. The electric grid is a critical enabler of the adoption of new energy technologies that support California's climate change and GHG reduction objectives, which continue to be publicly supported by California policy makers notwithstanding a potential change in the federal approach to such matters. The grid is also key to enabling more customer choices with respect to new energy technologies. The transformative change taking place in the electric power industry is integral to Edison International's strategy.
SCE plans to be a key enabler of the adoption of new energy technologies that benefit customers of the electric grid while also helping the state of California achieve its environmental goals. SCE expects to achieve these objectives through modernizing the electric grid to improve the safety and reliability of the transmission and distribution network and enabling increased penetration of DERs. SCE's ongoing focus to drive operational and service excellence should allow it to achieve these objectives while controlling costs and customer rates. SCE's focus on the transmission and distribution side of the utility business aligns with California's policy supporting competitive power markets. It also represents a lower risk than investment in conventional, natural gas-fired generation, which faces potentially stricter GHG limits as well as the increasing competitiveness of renewable resource fueled generation. For more information on the distribution grid development, see "—Capital Program—Distribution Grid Development" below.

Changes in the electric power industry are impacting customers and jurisdictions outside California as well. Edison International believes that other states will also pursue climate change and GHG reduction objectives, even if the federal approach to such objectives changes, and large commercial and industrial customers will continue to pursue cost reduction and sustainability goals. Edison Energy Group provides energy services to large commercial and industrial customers who may be impacted by these changes. Edison Energy Group seeks to provide advice in dealing with increasingly complex tariff and technology choices in order to support customers and their management of energy costs and risks.
Capital Program
Total capital expenditures (including accruals), were $3.5 billion in 2016. SCE's year-end rate base was $25.9 billion at December 31, 2016 compared to $24.6 billion at December 31, 2015.
To support a safe and reliable transmission and distribution network, and to modernize the electric grid to enable increased penetration of DERs, SCE forecasts capital expenditures of up to $19.3 billion for 2017 – 2020. The capital forecast for
2017 – 2020 reflects updates primarily to reflect the delay in receipt of project approvals on the West of Devers project and the Mesa Substation project (see "Liquidity—Capital Investment Plan" for further information). The forecasted CPUC capital expenditures include traditional capital spending, such as infrastructure replacement and maintenance, expansions and additions due to load growth and work requested by customers, as well as expenditures for grid modernization to support improved safety and reliability and increased levels of DERs. Traditional capital spending for 2017 reflects SCE's forecast capital expenditures for CPUC and FERC capital projects. Also included in 2017 capital expenditures is a baseline of grid modernization spending that will promote increased safety and reliability and also allow for a timely ramp-up of grid modernization capital expenditures in subsequent years. SCE has requested CPUC approval of a memorandum account to facilitate recovery in rates of such expenditures. The memorandum account has not yet been approved by the CPUC. SCE may receive further guidance on grid modernization spending from the CPUC as part of the DRP proceeding in the second half of 2017. Traditional capital expenditures for 2018 – 2020 reflect the amounts requested in the 2018 GRC filing and FERC capital projects. The CPUC has approved 81%, 89% and 92% of the traditional capital expenditures requested in the 2009, 2012 and 2015 GRC decisions, respectively. While SCE cannot predict the level of traditional capital spending that will be approved in the 2018 GRC decision, management is not aware of factors that would cause the percentage of SCE's request that is ultimately approved to be materially different from what has been approved in recent GRC decisions. SCE does not have prior approval experience with grid modernization capital expenditures and, therefore, is unable to predict an expected outcome.
Forecasted expenditures for FERC capital projects is subject to timely receipt of permitting, licensing and regulatory approvals. The following table sets forth a summary of capital expenditures for 2016 actual spend and a forecast for
2017 – 2020 on the basis described above:

(in millions)	2016 Actual	2017	2018	2019	2020	Total 2017 – 2020
Traditional capital expenditures
Distribution	$2,840	$3,145	$3,214	$3,156	$3,085	$12,600
Transmission	457	629	919	996	1,033	3,577
Generation	203	204	225	216	206	851
Total requested traditional capital expenditures[1,2]	$3,500	$3,978	$4,358	$4,368	$4,324	$17,028
Grid modernization capital expenditures	$27	$182	$637	$751	$714	$2,284
Total capital expenditures	$3,527	$4,160	$4,995	$5,119	$5,038	$19,312

[1]	Includes Energy Storage of $50 million in 2016 and $60 million in the 2017 – 2020 period. Also, includes $12 million Charge Ready Pilot in 2017.
2 Capital expenditures for 2017 reflect management's expectations based on the 2015 GRC decision.
Capital expenditures for traditional capital projects under CPUC jurisdiction for 2017 are included in SCE's 2015 GRC. The 2018 – 2020 capital expenditures are included in the 2018 GRC application request discussed below. Recovery for
2017 – 2020 planned expenditures for traditional capital projects under FERC jurisdiction will be pursued through FERC-authorized mechanisms. For further information regarding the capital program, see "Liquidity and Capital Resources—SCE—Capital Investment Plan."

SCE's estimated weighted average annual rate base for 2017 – 2020 using the capital expenditures set forth in the table above is as follows:

(in millions)	2017	2018	2019	2020
Rate base for requested traditional capital expenditures	$26,241	$29,052	$31,161	$33,229
Rate base for requested grid modernization capital expenditures	—	279	802	1,398
Total rate base	$26,241	$29,331	$31,963	$34,627
The rate base above does not reflect reductions from the amounts requested in the 2018 GRC that may be included in a final decision.
Distribution Grid Development
Distribution Resources Plan
In July 2015, SCE filed its DRP with the CPUC. The filing was made as part of a CPUC proceeding that was initiated to support California's climate change and GHG reduction targets, modernize the electric distribution system to accommodate two-way flows of energy associated with DERs, such as rooftop solar, and facilitate customer choice of new technologies and services that reduce emissions and improve resilience. SCE's DRP included an indicative forecast of capital investment in distribution automation, substation automation, communications systems, technology platforms and applications, and grid reinforcement. The 2018 GRC includes operation and maintenance and capital expenditure requests consistent with SCE's DRP operation and maintenance and capital spending. Capital investments for 2017 may be updated or revised based on developments and guidance received from the CPUC as a part of the GRC, DRP rule making, technology availability, pace of DER adoption, and other factors. In January 2016, the CPUC issued a scoping memo that provided for the issuance of guidance on utility spending to modify its grid in order to support its DRP. SCE expects to receive such guidance in the second half of 2017.
Charge Ready Program
In January 2016, the CPUC approved SCE's $22 million Charge Ready Phase 1 pilot program, which will allow SCE to install light-duty vehicle charging infrastructure, provide rebates to offset the cost of qualified customer-owned charging stations, and implement a supporting market education effort. Under the Phase 1 pilot program, SCE will build, own and maintain the electric infrastructure needed to serve the qualified charging stations at participating customer locations. Participating customers will install, own, maintain, and operate the charging stations. By the end of January 2017, SCE had executed agreements for 50 sites to deploy 776 charge ports. The results of this pilot will help shape Phase 2 of the program. SCE will file an application to obtain CPUC approval for Phase 2 after at least one year (Phase 1 launched in late May 2016) and 1,000 charge ports have been deployed.
Transportation Electrification Plan
In January 2017, SCE filed a transportation electrification plan with the CPUC that aims to accelerate the adoption of electric transportation, which is critical to California's climate change and GHG reduction objectives. The plan proposes a five-year program to fund medium- and heavy-duty vehicle charging infrastructure that follows the model developed for SCE's Charge Ready program discussed above. The proposal has an estimated five-year cost of $554 million ($532 million capital) in 2016 dollars. In addition, the plan proposes six pilot projects to be considered by the CPUC on an accelerated basis. The pilot projects would install charging infrastructure for electric transit buses and the Port of Long Beach; build clusters of fast charging sites in urban areas, and establish programs that would incentivize electric vehicle adoption. The estimated total cost of the six pilot projects is approximately $19 million ($14 million capital) in 2016 dollars. SCE expects to propose additional programs and pilots in the future.
All of the plan's proposed transportation electrification projects are subject to CPUC review and the timing and amount of capital investments for any approved project will depend upon implementation decisions, including scope and pace of adoption and GRC ratemaking decisions and other CPUC actions. SCE is unable to predict an expected outcome on or timing of implementation of any of the proposed projects. The capital costs for these proposed projects are not included in SCE's capital spending and rate base forecasts provided above.

Edison International Dividend Policy
In December 2016, Edison International declared a 13% increase to the annual dividend rate from $1.92 per share to $2.17 per share. Edison International plans to increase its dividends to common shareholders at a higher than industry average growth rate within its target payout ratio of 45% to 55% of SCE earnings in steps over time. This is expected to yield a dividend growth at a faster pace than SCE's earnings growth.
Regulatory Proceedings
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
The capital programs requested in SCE's 2018 GRC are focused on safety and reliability through investments in the distribution grid to replace aging equipment and enhance capabilities to integrate increasing amounts of DERs. For further information, see "—Capital Program" above.
SCE's 2018 GRC request identifies areas of reduced operating cost to partially mitigate the customer rate impacts of the request.
SCE requested that the CPUC issue a final decision by the end of 2017. If the schedule for a final decision is delayed, SCE will request the CPUC to issue an order directing that the authorized revenue requirement changes be effective January 1, 2018. SCE cannot predict the revenue requirement the CPUC will ultimately authorize for 2018 through 2020 or forecast the timing of a final decision.
Permanent Retirement of San Onofre
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
San Onofre CPUC Proceedings
In November 2014, the CPUC approved the San Onofre OII Settlement Agreement, which resolved the CPUC's investigation regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre. Subsequently, the San Onofre OII proceeding record was reopened by a joint ruling of the Assigned Commissioner and the Assigned ALJ to consider whether, in light of the Company not reporting certain ex parte communications on a timely basis, the San Onofre OII Settlement Agreement remained reasonable, consistent with the law and in the public interest, which is the standard the CPUC applies in reviewing settlements submitted for approval. In comments filed with the CPUC in July 2016, SCE asserted that the Settlement Agreement continues to meet this standard and therefore should not be disturbed. A number of the parties to the OII, however, have requested that the CPUC either modify the San Onofre OII Settlement Agreement or vacate its previous approval of the settlement and reinstate the OII for further proceedings.
In a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ expressed concerns about the extent to which the failure to timely report ex parte communications had impacted the settlement negotiations and directed SCE to meet and confer with the other parties in the OII to consider changing the terms of the San Onofre OII Settlement Agreement. The ruling set out a schedule requiring that at least two meet and confer sessions be held in the first quarter of 2017 and requiring the parties to submit a joint status report to the CPUC by April 28, 2017 if no modifications have been agreed to by some or all of the parties as a result of the meet and confer process. SCE has recorded a regulatory asset to reflect the expected recoveries under the San Onofre OII Settlement Agreement. At December 31, 2016, $857 million remains to be collected.
For more information on the challenges to the settlement of the San Onofre OII and the claims that SCE is pursuing against MHI, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters."

Cost of Capital
On February 7, 2017, SCE, Pacific Gas and Electric Company, SDG&E, and SoCalGas (collectively, the “Investor-Owned Utilities”), ORA and TURN jointly filed a petition to modify the prior CPUC decisions addressing the Investor-Owned Utilities' costs of capital. The requested modifications would extend the next cost of capital application filing deadline two years to April 22, 2019 for the year 2020; reset SCE's authorized cost of long-term debt and preferred stock in 2018; and reduce SCE's authorized ROE. Subject to the CPUC's approval of the petition for modification, SCE's authorized ROE will be reduced from the current 10.45% to 10.30% beginning on January 1, 2018. The updated cost of capital and corresponding revenue requirement impact will be submitted to the CPUC in September 2017, to be effective January 1, 2018. While the actual changes to SCE's revenue requirement resulting from the petition for modification will not be known until SCE's filing in September 2017, SCE estimates that its annual revenue requirement will be reduced by approximately $66 million (approximately $39 million after-tax), beginning in 2018. Changes in market interest rates can have material effects on the cost of SCE’s future financings and consequently on the estimated change in annual revenue requirements.
The petition for modification provides that SCE's long-term debt, preferred stock and common equity costs will be reset for the year 2018 and will then remain unchanged until December 31, 2019 unless they are changed by the operation of the cost of capital adjustment mechanism. SCE’s current ratemaking capital structure (48% common equity, 43% long-term debt, and 9% preferred equity) will remain unchanged and the cost of capital adjustment mechanism would not operate in 2017 but could operate in 2018 to change the cost of capital for 2019. If the mechanism is activated for 2019, SCE’s new 10.30% ROE will be adjusted according to the existing terms of the mechanism.
Energy Efficiency Incentive Mechanism
In December 2016, the CPUC awarded SCE incentives of approximately $18 million, approximately 75% of the requested award, for Part 2 of the 2014 program year and Part 1 of the 2015 program year savings. There is no assurance that the CPUC will make an award for any given year.
FERC Formula Rates
In November 2016, SCE filed its 2017 annual update with the FERC with the rates effective from January 1, 2017 to December 31, 2017. The update provided support for an increase in SCE's transmission revenue requirement of $97 million or 9% over amounts currently authorized in rates. The increase is mainly due to the completion of several major transmission projects in 2015 and to recover prior undercollections. FERC has approved SCE's formula or methodology for setting transmission rates under its jurisdiction through 2017. SCE is required to file a replacement rate methodology by November 2017, to be effective January 2018.
Long Beach Service Interruptions
In July 2015, SCE's customers who are served via the network portion of SCE's electric system in Long Beach, California experienced service interruptions due to multiple underground vault fires and underground cable failures. No personal injuries were reported in connection with these events. SCE expects to incur penalties as a result of these events. Although resolution will be subject to settlement discussions with SED and CPUC review and approval, SCE has recorded a liability for the estimated loss.
RESULTS OF OPERATIONS
SCE
SCE's results of operations are derived mainly through two sources:

•
Earning activities – representing revenue authorized by the CPUC and FERC which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenues or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.

•
Cost-recovery activities – representing CPUC- and FERC-authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs) and certain operation and maintenance expenses. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

	2016			2015			2014
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$6,504	$5,326	$11,830	$6,305	$5,180	$11,485	$6,831	$6,549	$13,380
Purchased power and fuel	—	4,527	4,527	—	4,266	4,266	—	5,593	5,593
Operation and maintenance	1,939	798	2,737	1,977	913	2,890	2,106	951	3,057
Depreciation, decommissioning and amortization	1,998	—	1,998	1,915	—	1,915	1,720	—	1,720
Property and other taxes	351	—	351	334	—	334	318	—	318
Impairment and other charges	—	—	—	—	—	—	163	—	163
Total operating expenses	4,288	5,325	9,613	4,226	5,179	9,405	4,307	6,544	10,851
Operating income	2,216	1	2,217	2,079	1	2,080	2,524	5	2,529
Interest expense	(540)	(1)	(541)	(525)	(1)	(526)	(528)	(5)	(533)
Other income and expenses	79	—	79	64	—	64	43	—	43
Income before income taxes	1,755	—	1,755	1,618	—	1,618	2,039	—	2,039
Income tax expense	256	—	256	507	—	507	474	—	474
Net income	1,499	—	1,499	1,111	—	1,111	1,565	—	1,565
Preferred and preference stock dividend requirements	123	—	123	113	—	113	112	—	112
Net income available for common stock	$1,376	$—	$1,376	$998	$—	$998	$1,453	$—	$1,453
Net income available for common stock			$1,376			$998			$1,453
Less: Non-core items
Impairment and other charges			—			(382)			(72)
NEIL insurance recoveries			—			12			—
Core earnings[1]			$1,376			$1,368			$1,525

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
2016 vs 2015
Earning activities were primarily affected by the following:

•	Higher operating revenue of $199 million is primarily due to:

•	An increase in revenue of approximately $191 million related to the increase in authorized revenue from the escalation mechanism set forth in the 2015 GRC decision.

•
An increase in FERC-related revenue of $68 million primarily related to higher operating costs including amortization of the regulatory asset associated with the Coolwater-Lugo transmission project and rate base growth partially offset by a $15 million increase in 2015 due to a change in estimate under the FERC formula rate mechanism.

•	An increase in revenue of $25 million ($15 million after-tax) related to the incremental return on the pole loading rate base recorded through the pole loading balancing account.

•
An increase of $46 million primarily due to tax benefits recognized in 2015 related to net operating loss carrybacks for San Onofre decommissioning costs resulting in a reduction in revenue in 2015 (offset in income taxes).

•
A decrease in revenue of $52 million for incremental tax benefits refunded to customers. In 2016, SCE recorded a revenue refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions (offset in income taxes as discussed below). This revenue refund resulted from the CPUC's approval of SCE's request to refund incremental tax repair deductions that were not addressed in SCE's 2015 GRC decision. Partially offsetting the refund of 2012 – 2014 incremental tax repair deductions, SCE recognized $81 million lower incremental tax repairs and other benefits refunded to customers through balancing accounts in 2016.

•
Energy efficiency incentive awards were $18 million in 2016 compared to $29 million in 2015. In addition, in 2016, the CPUC approved a settlement agreement in which SCE agreed to refund $13 million related to incentive awards SCE received for savings achieved by its 2006 – 2008 energy efficiency programs.

•	SCE's portion of NEIL insurance and legal cost recoveries of approximately $20 million in 2015 arising from the outage and shutdown of the San Onofre Units 2 and 3 generating stations.

•	A decrease of $29 million for other operating revenue resulting from lower contributions received from customers due to the retroactive extension of bonus depreciation in the PATH Act of 2015.

•
Lower operation and maintenance expense of $38 million primarily due to lower labor related to SCE's focus on operational and service excellence as well as lower outside services partially offset by higher transmission and distribution costs for rain and storm-related activities.

•
Higher depreciation, decommissioning and amortization expense of $83 million primarily related to depreciation on higher rate base and amortization of the regulatory asset related to the Coolwater-Lugo plant, as discussed above.

•	Higher property and other taxes of $17 million primarily due to higher property assessed values in 2016.

•
Higher interest expense of $15 million primarily due to reduced interest capitalization (AFUDC debt) related to lower construction work in progress balances and a higher interest rate on balancing account overcollections in 2016.

•
Higher other income and expenses of $15 million primarily due to higher insurance benefits and lower advertising expense in 2016. See "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for further information.

•	Lower income taxes of $251 million primarily due to the following:

•	Write-down of $382 million in 2015 of regulatory assets previously recorded for recovery of deferred income taxes from 2012 – 2014 incremental tax repair deductions.

•
Higher income tax benefits in 2016 of $31 million primarily due to $79 million related to the flow-through of incremental tax benefits for 2012 – 2014 to customers partially offset by lower income tax benefits in 2016 of

$48 million related to the flow-through of incremental tax repair and other benefits refunded to customers through balancing accounts.

•
Lower income tax expense in 2016 of $13 million related to the adoption of the FASB guidance on accounting for share-based payments (see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Guidance—New Accounting Guidance" for further information).

•
A change in liabilities related to uncertain tax positions related to repair deductions, which resulted in income tax benefits of $100 million during the second quarter of 2015. See "—Income Taxes" below for more information.

•	Higher pre-tax income in 2016, as discussed above.

•	Higher preferred and preference stock dividends of $10 million primarily related to new issuances in 2016 and late 2015 partially offset by redemptions of preferred stock.
2015 vs 2014
Earning activities were primarily affected by the following:

•	Lower operating revenue of $526 million is primarily due to:

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

•
SCE's portion of NEIL insurance and legal cost recoveries of approximately $20 million in 2015 (See "Notes to the Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters" for further information on the agreement with NEIL).

•
Higher revenue in 2014 from approval by the CPUC of a $30 million increase in the 2012 – 2014 authorized revenue requirement related to deferred income taxes and from $15 million of generator settlements. See “Notes to the Consolidated Financial Statements—Note 10. Regulatory Assets and Liabilities—Net Regulatory Balancing Accounts.”

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

•	A decrease of $77 million primarily related to transmission and distribution, legal, and customer service costs partially offset by higher outside service costs in 2015.

•	Higher severance costs related to workforce reduction efforts ($26 million in 2015 and $2 million in 2014).

•	In 2015, SCE incurred a penalty of approximately $17 million related to not reporting certain ex parte communications on a timely basis.

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

•
Higher other income and expenses of $21 million primarily due to higher AFUDC equity income related to a higher rate and higher construction work in progress balances in 2015 and a $15 million penalty recorded in 2014 resulting from the San Bernardino and San Gabriel settlements. These increases were offset by $10 million of lower insurance benefits in 2015 and a $7 million of sales tax refund related to San Onofre received in 2014. See "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for further information.

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
Cost-Recovery Activities
2016 vs 2015
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel of $261 million primarily due to the NEIL insurance recoveries received in 2015 (discussed below) and a change in portfolio mix partially offset by lower load related to cooler weather.

In October 2015, San Onofre owners reached an agreement with NEIL to resolve all insurance claims arising out of the failures of the San Onofre replacement steam generators. SCE customer's portion of amounts recovered from NEIL has been distributed to SCE customers via a credit to SCE's ERRA account of approximately $300 million in 2015.

•
Lower operation and maintenance expense of $115 million primarily due to lower transmission access charges and lower spending on various public purpose programs partially offset by an increase in transmission and distribution costs for drought related activities.

2015 vs 2014
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

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was
$10.7 billion in 2016 and $12.2 billion for both 2015 and 2014.
The 2016 revenue reflects:

•	A decrease of $1.15 billion primarily due to the implementations of the 2016 ERRA rate decrease and the 2015 GRC decision in January 2016.

•	A sales volume decrease of $321 million due to lower load requirements related to cooler weather experienced in 2016 compared to 2015.
The 2015 revenue reflects:

•	An increase of $160 million primarily due to the implementations of the 2014 ERRA rate increase in June 2014 and the San Onofre-related rate adjustment in January 2015.

•	A sales volume decrease of $169 million due to lower load requirements related to cooler weather experienced in 2015 compared to 2014.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process").

Income Taxes
SCE’s income tax provision decreased by $251 million in 2016 compared to 2015 and increased by $33 million in 2015 compared to 2014. The effective tax rates were 14.6%, 31.3% and 23.2% for 2016, 2015 and 2014, respectively. SCE's effective tax rate is below the federal statutory rate of 35% primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease in 2016 was primarily due to the
$382 million write-down in 2015 of regulatory assets (discussed in "Management Overview—Highlights of Operating Results") partially offset by revisions in liabilities related to uncertain tax positions in 2015. The effective tax rate increase in 2015 was primarily due to a $382 million write-down in 2015 of regulatory assets and income tax benefits in 2014 related to San Onofre OII Settlement Agreement, partially offset by higher income tax benefits related to tax repair deductions (as discussed above) and the change in liabilities related to uncertain tax positions.
See "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for a reconciliation of the federal statutory rate of 35% to the effective income tax rates and "Management Overview—Permanent Retirement of San Onofre" above for more information.
Edison International Parent and Other
Results of operations for Edison International Parent and Other includes amounts from other subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Loss from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,
(in millions)	2016	2015	2014
Edison Energy Group and subsidiaries[1]	$(38)	$(6)	$(5)
Edison Mission Group and subsidiaries	—	32	36
Corporate expenses and other[2]	(39)	(39)	(57)
Total Edison International Parent and Other[3]	$(77)	$(13)	$(26)

[1]	Includes income of $5 million, $9 million and $2 million in 2016, 2015, 2014 related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method.

[2]	Includes interest expense (pre-tax) of $37 million, $31 million and $25 million in 2016, 2015, and 2014, respectively.

[3]
Includes income tax benefits of $15 million in 2016 related to the adoption of an accounting standard for share-based payments. See "Notes to Consolidated Financial Statements—Note 1" for further information.

The loss from continuing operations of Edison International Parent and Other increased $64 million in 2016 compared to 2015 primarily due to:

•
An increase in losses of Edison Energy Group of $32 million, including a $13 million after-tax charge during 2016 from a buy-out of an earn-out provision contained in one of the 2015 acquisitions, higher operating and development expenses and lower revenue and gross margin from the sale of solar systems in 2016 compared to 2015. The results for the twelve months ended December 31, 2016 include the three businesses acquired by Edison Energy in December 2015 and expanded sales and support personnel. Revenue for the Edison Energy Group was $42 million and $34 million for the twelve months ended December 31, 2016 and 2015, respectively.

•
A decrease in income from Edison Mission Group and subsidiaries of $32 million in 2016 primarily due to income related to affordable housing projects in 2015. In December 2015, EMG's subsidiary, Edison Capital, completed the sale of its remaining affordable housing investment portfolio which represents the exit of this business activity.

The loss from continuing operations of Edison International Parent and Other decreased $13 million in 2015 compared to 2014 primarily due to:

•
An increase in losses of Edison Energy Group primarily due to higher operating expenses for 2015. The change was partially offset by an increase in income allocated to subsidiaries of Edison Energy Group under the HLBV accounting method that resulted in losses allocated to tax equity investors. For further information, see "Management Overview—Highlights of Operating Results."

•
In December 2015, EMG's subsidiary, Edison Capital, completed the sale of its remaining affordable housing investment portfolio which represents the exit of this business activity. Earnings from Edison Capital were $30 million and $34 million for 2015 and 2014, respectively.

•	A decrease in the loss from corporate expenses and other primarily due to income tax benefits and lower corporate expenses during 2015.
Income from Discontinued Operations (Net of Tax)
Income from discontinued operations, net of tax, was $12 million, $35 million and $185 million for the years ended December 31, 2016, 2015 and 2014, respectively. The 2016 and 2015 income were primarily related to the resolution of tax issues related to EME. The 2015 income also included insurance recoveries. The 2014 income was related to the impact of completing the transactions called for in the EME Settlement Agreement and income tax benefits from resolution of uncertain tax positions and other impacts related to EME.
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
In the next 12 months, SCE expects to fund its obligations, capital expenditures and dividends through operating cash flows, tax benefits and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund cash requirements.
Available Liquidity
At December 31, 2016, SCE had $1.89 billion available under its $2.75 billion credit facility. For further details see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper or other borrowings, subject to availability in the capital markets.
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At December 31, 2016, SCE's debt to total capitalization ratio was 0.43 to 1.
At December 31, 2016, SCE was in compliance with all other financial covenants that affect access to capital.

Capital Investment Plan
Major Transmission Projects
A summary of SCE's large transmission and substation projects during the next four years is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing and regulatory approvals.

Project Name	Project Lifecycle Phase	Direct Expenditures (in millions)[1]	Inception to Date (in millions)[1]	Scheduled In-Service Date
West of Devers	Construction	$1,075	$58	2021
Mesa Substation	Construction	$608	$24	2020 – 2021
Alberhill System	Licensing	$397	$36	2021
Riverside Transmission Reliability	Licensing	$233	$5	2021
Eldorado-Lugo-Mohave Upgrade	Planning	$269	$5	2020

[1]
Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecasted for remaining investment.

West of Devers
The West of Devers Project consists of upgrading and reconfiguring approximately 48 miles of existing 220 kV transmission lines between the Devers, El Casco, Vista and San Bernardino substations, increasing the power transfer capabilities in support of California's renewable portfolio standards goals.
In August 2016, the CPUC approved the construction of the West of Devers Project. As a result of the delay in receipt of the Project's approval from the CPUC, SCE has deferred the timing of project capital expenditures. ORA filed an Application for Rehearing in September 2016 stating that the August 2016 decision failed to follow the California Environmental Quality Act when it approved the Project and should have approved the alternative project with the amended scope. SCE does not know when the CPUC will issue a decision on the Application for Rehearing. There is no stay of activities pending determination of the Application for Rehearing and SCE is continuing to perform activities related to construction, such as environmental permitting and mitigation planning in order to achieve a 2021 in-service date.
Mesa Substation
The Mesa Substation Project consists of demolishing the existing 220 kV Mesa Substation and constructing a new 500 kV substation. The Mesa Substation project would address reliability concerns by providing additional transmission import capability, allowing greater flexibility in the siting of new generation, and reducing the total amount of new generation required to meet local reliability needs in the Western Los Angeles Basin area. In February 2017, the CPUC issued a final decision approving SCE's proposed project. Construction planning activities that had been delayed pending the CPUC's final decision have commenced.
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
Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities (RPU), the municipal utility department of the City of Riverside. While RPU would be responsible for constructing some of the Project's facilities within Riverside, SCE's portion of the Project consists of constructing upgrades to its system, including a new 230-kV Substation; certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. The purpose of the Project is to provide RPU and its customers with adequate transmission capacity to serve existing and projected load, to provide for long-term system capacity for load growth, and to provide needed system reliability. Due to changed circumstances since the time the Project was originally developed, SCE informed the CPUC in July 2016 that it supports a revised description of the Project. The CPUC continues to collect information regarding the revised Project in support of a supplemental environmental review. Potential revisions to the Project have not been reflected in the direct expenditures or scheduled in service date in the table above, however, revisions are likely to increase the total direct expenditures and delay the completion of the Project.
Eldorado-Lugo-Mohave Upgrade
The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to southern California. The Project would modify SCE’s existing Eldorado, Lugo, and Mohave electrical substations to accommodate the increased current flow from Nevada to southern California; increase the power flow through the existing 500 kV transmission lines by constructing two new capacitors along the lines; raise transmission tower heights to meet ground clearance requirements; and install communication wire on our transmission lines to allow for communication between existing SCE substations.
Tehachapi
The Tehachapi Project consists of new and upgraded electric transmission lines and substations between eastern Kern County and San Bernardino County and was undertaken to bring renewable resources in Kern County to energy consumers in the Los Angeles basin and the California energy grid. The project consists of eleven segments. Segments 1-3 were placed in service beginning in 2009 through 2013. Segments 4-11 were placed in service in December 2016.
SCE filed a petition for modification with the CPUC in January 2017 to update the cost estimate for all elements of segments 4-11 to $2.7 billion (2016 dollars) from $2.0 billion (2016 dollars) of CPUC-approved cost findings. The cost increase is based on several factors, including additional project scope, schedule delays and work stoppages due to regulatory activity, increased environmental activities, and higher costs than the historical data used for estimates. Many of the cost increases are due to external factors not contemplated when the initial cost estimates were developed and not accounted for in the CPUC's original cost findings, which had also reduced the amount of contingency significantly below SCE's original estimates. Cost recovery for nearly all transmission elements of the project is incorporated in the existing FERC rates, subject to FERC review and approval.
Coolwater-Lugo
In February 2016, SCE filed an abandoned plant recovery request at FERC for the costs of the cancelled Coolwater-Lugo transmission project pursuant to the authority granted by FERC for SCE to recover 100% of all prudently-incurred costs if the project is cancelled for reasons beyond SCE's control. The project was cancelled by the CPUC in 2015 due to a reduction in need. SCE requested recovery of the $37.1 million in costs that SCE incurred for the project over a twelve-month period through the FERC transmission formula rate. In December 2016, SCE reached a settlement under which it will recover 100% of the requested $37.1 million of costs incurred in return for certain additional procedural safeguards to be implemented in all future abandoned plant recovery requests. The period for parties to file any protests to the settlement has expired without any protests filed but the settlement remains subject to FERC approval.
Decommissioning of San Onofre
The decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. The decommissioning process is expected to take many years. Decommissioning of San Onofre Unit 1 began in 1999 and major decommissioning work was completed in 2008, except for reactor vessel disposal and certain underground work that was deferred to allow for the construction of the San Onofre Independent Spent Fuel Storage Installation. The initial activity phase of radiological decommissioning of Units 2 and 3 began in June 2013 with SCE filing a certification of permanent cessation of power operations at San Onofre with the NRC. SCE is currently permitted to start major radiological decommissioning activities pursuant to NRC regulations, provided SCE obtains all necessary environmental permits for decommissioning. SCE has engaged a decommissioning general contractor to undertake a significant scope of decommissioning activities for Units 1, 2 and 3 at San Onofre.
During the second quarter of 2014, SCE updated its decommissioning cost estimate based on a site specific assessment. The decommissioning cost estimate in 2014 dollars is $4.4 billion (SCE share is $3.3 billion) and includes costs from June 7, 2013 through to the respective completion dates to decommission San Onofre Units 2 and 3 estimated to be in 2052. The decommissioning cost estimate is subject to a number of uncertainties including the cost of disposal of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government may remove spent fuel canisters from the San Onofre site, as to which there can be no assurance. The cost estimate is subject to change and such changes may be material. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Nuclear Decommissioning and Asset

Retirement Obligations." The CPUC will conduct a reasonableness review for costs for each year. SCE's share of the decommissioning costs recorded during 2016 were $168 million and are subject to reasonableness review by the CPUC.
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.8 billion as of December 31, 2016. If the decommissioning cost estimate and assumptions regarding trust performance do not change, SCE believes that future contributions to the trust funds will not be necessary.
SCE Dividends
SCE made $701 million and $758 million in dividend payments to its parent, Edison International, in 2016 and 2015, respectively. The timing and amount of future dividends are dependent upon several factors including the level of capital expenditures, operating cash flows and earnings. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividend Restrictions" for discussion of dividend restrictions.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at December 31, 2016, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of December 31, 2016.

(in millions)
Collateral posted as of December 31, 2016[1]	$91
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	37
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	3
Posted and potential collateral requirements	$131

[1]
Net collateral provided to counterparties and other brokers consisted $93 million in letters of credit and surety bonds and $2 million of cash reflected in "Other current liabilities" on the consolidated balance sheets.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2016 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

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
As of December 31, 2016, SCE had regulatory balancing account net overcollections of $1.7 billion, primarily consisting of overcollections related to the base rate revenue account and public purpose-related and energy efficiency program costs. Overcollections related to the base rate revenue account are expected to decrease as refunds are provided to customers during 2017. Overcollections related to public purpose-related programs are expected to decrease as costs are incurred to fund programs established by the CPUC. See "Notes to Consolidated Financial Statements—Note 10. Regulatory Assets and Liabilities" for further information.

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
At December 31, 2016, Edison International Parent had $712 million available under its $1.25 billion multi-year revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At December 31, 2016, Edison International Parent's consolidated debt to total capitalization ratio was 0.47 to 1.
At December 31, 2016, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Net Operating Loss and Tax Credit Carryforwards
Edison International has approximately $1,152 million of net operating loss and tax credit carryforwards at December 31, 2016 (excluding $176 million of unrecognized tax benefits and $242 million of Capistrano Wind net operating loss and tax credit carryforwards) which are available to offset future consolidated taxable income or tax liabilities (see Note 7 for further information on taxes payable to Capistrano Wind). In December 2015, the PATH Act of 2015 extended 50% bonus depreciation for qualifying property retroactive to January 1, 2015 and through 2017 and provided for 40% bonus depreciation in 2018 and 30% in 2019. As a result, realization of these tax benefits has been deferred (currently forecasted to be realized through 2021). The timing of realization of these tax benefits may be further delayed in the event of other changes in tax regulations and the value of the net operating loss carryforwards could be permanently reduced if tax reform decreases the corporate tax rate.
Edison Energy Group Capital Expenditures
Forecasted capital expenditures for Edison Energy Group's commercial solar activities are estimated to be $114 million in 2017. Edison Energy Group expects to finance a majority of these expenditures through project debt and tax equity financings. For further information, see "Notes to Consolidated Financial Statements—Note 9. Investments."
Historical Cash Flows
SCE

(in millions)	2016	2015	2014
Net cash provided by operating activities	$3,523	$4,624	$3,660
Net cash (used in) provided by financing activities	(219)	(812)	181
Net cash used in investing activities	(3,291)	(3,824)	(3,857)
Net increase (decrease) in cash and cash equivalents	$13	$(12)	$(16)

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2016, 2015 and 2014.

	Years ended December 31,			Change in cash flows
(in millions)	2016	2015	2014	2016/2015	2015/2014
Net income	$1,499	$1,111	$1,565
Non cash items[1]	2,108	2,231	2,381
Subtotal	$3,607	$3,342	$3,946	$265	$(604)
Changes in cash flow resulting from working capital[2]	236	16	79	220	(63)
Derivative assets and liabilities, net	13	45	(40)	(32)	85
Regulatory assets and liabilities, net	(292)	1,729	(358)	(2,021)	2,087
Other noncurrent assets and liabilities, net[3]	(41)	(508)	33	467	(541)
Net cash provided by operating activities	$3,523	$4,624	$3,660	$(1,101)	$964

[1]
Non cash items include depreciation, decommissioning and amortization, allowance for equity during construction, impairment and other charges, deferred income taxes and investment tax credits and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.

[3]	Includes the nuclear decommissioning trusts.
Net cash provided by operating activities was impacted by the following:
Net income and noncash items increased in 2016 by $265 million from 2015 and decreased in 2015 by $604 million from 2014. The increase in 2016 was primarily due to higher authorized revenue in 2016 from the escalation mechanism set forth in the 2015 GRC decision. The decrease in 2015 was primarily due to the implementation of the 2015 GRC decision. The factors that impacted these items are discussed under "Results of Operations—SCE—Earning Activities."
Net cash for working capital was $236 million, $16 million and $79 million in 2016, 2015 and 2014, respectively. The net cash for 2016 and 2015 was primarily related to timing of disbursements ($45 million in 2016 and $120 million in 2015) and timing of receipts from customers ($230 million in 2016 and $70 million in 2015). In addition, SCE had net tax payments of $78 million in 2016 and $144 million in 2015. The net cash in 2014 was primarily related to net tax refunds of $88 million due to net operating loss carrybacks to periods that SCE previously had taxable income.
Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts, was $(292) million, $1.7 billion and $(358) million in 2016, 2015 and 2014, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2016

•
Lower cash due to a decrease in ERRA overcollections for fuel and purchased power of $419 million in 2016 primarily due to the implementation of the 2016 ERRA rate decrease in January 2016, partially offset by lower than forecasted power and gas prices experienced in 2016.

•
The public purpose and energy efficiency programs track differences between amounts authorized by the CPUC and amounts incurred to fund programs established by the CPUC. Overcollections increased by $309 million in 2016 due to higher funding and lower spending for these programs.

•
SCE had a decrease in cash of approximately $182 million primarily due to a 2016 refund of 2015 overcollections resulting from the implementation of the 2015 GRC decision which was authorized to be refunded to customers over a two year period.

2015

•
Higher cash due to a decrease in ERRA undercollections of $1.5 billion in 2015 primarily due to lower power and gas prices experienced in 2015, the 2015 application of 2013 and 2014 nuclear decommissioning costs refunds against ERRA undercollections and the NEIL settlement proceeds from insurance claims arising out of the failures of the San Onofre replacement steam generators. In January 2015, SCE reclassified the regulatory liability for generator settlements to ERRA to refund customers as required by the CPUC.

•	During 2015, BRRBA overcollections increased by $314 million primarily due to revenue previously collected from customers that was expected to be refunded as part of the 2015 GRC decision.

•
Overcollections for the public purpose and energy efficiency programs decreased by $191 million in 2015 primarily due to higher spending for these programs. The decrease was partially offset by an increase in funding of the new system generation program for 2015.

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

2014

•
During 2014, BRRBA overcollections decreased by $242 million primarily due to refunds to customers of approximately $150 million, related to the sale of Four Corners, an electric generating facility in which SCE held a 48% ownership interest, in December 2013.

•
Overcollections for the public purpose and energy efficiency programs decreased by $278 million in 2014, respectively, primarily due to higher spending for these programs. The decrease was partially offset by an increase in funding of the new system generation program for 2014.

•
During 2014, ERRA undercollections increased by $23 million primarily due to the amount and price of power and fuel being higher than forecasted. The increase was partially offset by a $540 million reclassification from regulatory liabilities to ERRA for collection of GRC revenue in excess of cost of service related to San Onofre consistent with its advice filing in November 2014.

Cash flows (used in) provided by other noncurrent assets and liabilities were $(41) million, $(508) million and $33 million in 2016, 2015 and 2014, respectively. Major factors affecting cash flow related to noncurrent assets and liabilities were activities related to SCE's nuclear decommissioning trusts (principally related to the payment of decommissioning costs). Decommissioning costs of San Onofre were approximately $168 million and $216 million in 2016 and 2015, respectively (such costs were recorded as a reduction of SCE's asset retirement obligation).

Net Cash (Used in) Provided by Financing Activities
The following table summarizes cash provided by financing activities for 2016, 2015 and 2014. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 12. Preferred and Preference Stock of Utility."

(in millions)	2016	2015	2014
Issuances of first and refunding mortgage bonds, net	$—	$1,287	$498
Issuances of pollution control bonds, net and other	—	126	—
Long-term debt matured or repurchased	(217)	(761)	(607)
Short-term debt financing, net	719	(619)	490
Issuances of preference stock, net	294	319	269
Payments of common stock dividends to Edison International	(701)	(758)	(378)
Redemptions of preference stock	(125)	(325)	—
Payments of preferred and preference stock dividends	(123)	(116)	(111)
Other	(66)	35	20
Net cash (used in) provided by financing activities	$(219)	$(812)	$181
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $3.6 billion for 2016, $4.2 billion for 2015 and $3.9 billion for 2014, primarily related to transmission, distribution and generation investments. The decrease in capital expenditures during 2016 was primarily due to lower FERC capital spending. Net proceeds (purchases) of nuclear decommissioning trust investments were $179 million, $374 million and $(44) million for 2016, 2015 and 2014, respectively. See "Nuclear Decommissioning Trusts" below for further discussion. The 2016 net proceeds from sale of nuclear decommissioning trust investments was used to fund decommissioning costs less net earnings during the period. The 2015 net proceeds from sale of nuclear decommissioning trust investments was used to fund 2013, 2014 and a portion of 2015 decommissioning costs less net earnings during the period. The 2014 net purchase of nuclear decommissioning trust investments was due to net earnings during the period. In addition, during the third quarter of 2016, SCE received proceeds of $140 million for a loan on the cash surrender value of life insurance policies. The proceeds were used for general corporate purposes.
Nuclear Decommissioning Trusts
SCE's statement of cash flows includes activities of the Nuclear Decommissioning Trusts which are reflected in the following line items:

(in millions)	2016	2015	2014
Net cash (used in) provided by operating activities: Nuclear decommissioning trusts	$(179)	$(428)	$39
Net cash flow from investing activities: Proceeds from sale of investments	3,212	3,506	2,617
Purchases of investments	(3,033)	(3,132)	(2,661)
Net cash impact	$—	$(54)	$(5)
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

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

(in millions)	2016	2015	2014
Net cash used in operating activities	$(267)	$(115)	$(412)
Net cash provided by financing activities	314	224	464
Net cash used in investing activities	(125)	(68)	(50)
Net (decrease) increase in cash and cash equivalents	$(78)	$41	$2
Net Cash Used in Operating Activities
Net cash used in operating activities increased in 2016 by $152 million from 2015 and decreased in 2015 by $297 million from 2014 due to:

•
$214 million, $204 million and $225 million of cash payments made to the Reorganization Trust in September 2016, September 2015 and April 2014, respectively, related to the EME Settlement Agreement. See "Notes to Consolidated Financial Statements—Note 15. Discontinued Operations—EME Chapter 11 Bankruptcy" for further information.

•	$143 million receipt of intercompany tax-allocation payments in 2015 and a $189 million deposit made with the IRS in 2014 related to open tax years 2003 through 2006.

•
$21 million outflow in June 2016 related to the buy-out of an earn-out provision with the former shareholders of a company acquired by Edison Energy in 2015. See "Results of Operations—Edison International Parent and Other—Loss from Continuing Operations" for further information.

•
$32 million cash outflow from operating activities in 2016, compared to $54 million cash inflow in 2015 and $2 million cash outflow in 2014, due to timing of payments and receipts relating to interest and operating costs.

Net Cash Provided by Financing Activities
Net cash provided by financing activities were as follows:

(in millions)	2016	2015	2014
Dividends paid to Edison International common shareholders	$(626)	$(544)	$(463)
Dividends received from SCE	701	758	378
Payment for stock-based compensation	(110)	(119)	(106)
Receipt from stock option exercises	59	67	66
Long-term debt issuance, net	397	7	(4)
Short-term debt financing, net	(108)	47	589
Other	1	8	4
Net cash provided by financing activities	$314	$224	$464
Net Cash Used in Investing Activities
Net cash used in investing activities relates to Edison Energy Group's capital expenditures primarily for commercial solar installations ($101 million in 2016, $15 million in 2015 and $49 million in 2014). In addition, the cash outflow in 2015 was due to the acquisitions of three companies for approximately $100 million to support Edison Energy Group's commercial and industrial services growth strategy. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information.

Contractual Obligations and Contingencies
Contractual Obligations
Edison International Parent and Other and SCE's contractual obligations as of December 31, 2016, for the years 2017 through 2021 and thereafter are estimated below.

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
SCE:
Long-term debt maturities and interest[1]	$18,801	$1,044	$1,442	$1,509	$14,806
Power purchase agreements:[2]
Renewable energy contracts	31,199	1,516	3,310	3,562	22,811
Qualifying facility contracts	530	187	235	55	53
Other power purchase agreements	4,039	769	1,120	892	1,258
Other operating lease obligations[3]	443	52	83	50	258
Purchase obligations:[4]
Other contractual obligations	1,211	156	244	180	631
Total SCE[5,6,7]	56,223	3,724	6,434	6,248	39,817
Edison International Parent and Other:
Long-term debt maturities and interest[1]	925	426	32	28	439
Total Edison International Parent and Other[5]	925	426	32	28	439
Total Edison International[6,7]	$57,148	$4,150	$6,466	$6,276	$40,256

[1]
For additional details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Amount includes interest payments totaling $8.36 billion and $93 million over applicable period of the debt for SCE and Edison International Parent and Other, respectively.

[2]
Certain power purchase agreements entered into with independent power producers are treated as operating or capital leases. For further discussion, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."

[3]
At December 31, 2016, SCE's minimum other operating lease payments were primarily related to vehicles, office space and other equipment. For further discussion, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."

[4]
For additional details, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies." At December 31, 2016, other commitments were primarily related to maintaining reliability and expanding SCE's transmission and distribution system and capacity reduction contracts.

[5]
At December 31, 2016, Edison International Parent and Other and SCE had estimated contributions to the pension and PBOP plans. SCE estimated contributions are $106 million, $106 million, $115 million, $157 million and $160 million in 2017, 2018, 2019, 2020 and 2021, respectively, which are excluded from the table above. Edison International Parent and Other estimated contributions are $51 million, $18 million, $28 million, $26 million and $26 million for the same respective periods and are excluded from the table above. These amounts represent estimates that are based on assumptions that are subject to change. See "Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans" for further information.

[6]
At December 31, 2016, Edison International and SCE had a total net liability recorded for uncertain tax positions of $471 million and $371 million, respectively, which is excluded from the table. Edison International and SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the tax authorities.

[7]
The contractual obligations table does not include derivative obligations and asset retirement obligations, which are discussed in "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments," and "—Note 1. Summary of Significant Accounting Policies" and "—Note 9. Investments," respectively.

Contingencies
SCE has contingencies related to San Onofre Related Matters, Long Beach Service Interruptions, Nuclear Insurance, Wildfire Insurance and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."

Environmental Remediation
For a discussion of SCE's environmental remediation liabilities, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Environmental Remediation."
Off-Balance Sheet Arrangements
SCE has variable interests in power purchase contracts with variable interest entities and a variable interest in unconsolidated Trust I, Trust II, Trust III, Trust IV and Trust V that issued $475 million (aggregate liquidation preference) of 5.625%, $400 million (aggregate liquidation preference) of 5.10%, $275 million (aggregate liquidation preference) of 5.75%, $325 million (aggregate liquidation preference) of 5.375% and $300 million (aggregate liquidation preference) of 5.45%, trust securities, respectively, to the public, see "Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."
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
Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of its financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2017, see "Business—SCE—Overview of Ratemaking Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion as of December 31, 2016, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International	$11,156	$12,368	$11,892	$12,876
SCE	10,333	11,539	11,070	12,040
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

The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.1 billion and $1.2 billion at December 31, 2016 and 2015, respectively. The following table summarizes the increase or decrease to the fair values of the net liability of derivative instruments included in the consolidated balance sheets as of December 31, 2016, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

(in millions)	December 31, 2016
Increase in electricity prices by 10%	$112
Decrease in electricity prices by 10%	(92)
Increase in gas prices by 10%	(36)
Decrease in gas prices by 10%	43
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
As of December 31, 2016, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	December 31, 2016
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$74	$(3)	$71

[1]
SCE assigns a credit rating based on the lower of a counterparty's S&P, Fitch or Moody's Investors Service rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the three credit ratings.

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

In November 2014, the CPUC approved the San Onofre OII Settlement Agreement, which resolved the CPUC's investigation regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre. In a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ expressed concerns about the extent to which the failure to timely report ex parte communications had impacted the settlement negotiations and directed SCE to meet and confer with the other parties in the OII to consider changing the terms of the San Onofre OII Settlement Agreement.
In November 2015, SCE received the 2015 GRC decision. As part of this decision, the CPUC adopted a rate base offset associated with forecasted tax repair deductions during 2012 – 2014. The 2015 rate base offset is $324 million and amortizes on a straight line basis over 27 years. As a result of the rate base offset included in the final decision, SCE recorded an after tax charge of $382 million during the fourth quarter of 2015 to write down the regulatory assets previously recorded for recovery of deferred income taxes related to 2012 – 2014 incremental tax repair deductions.
Key Assumptions and Approach Used.    SCE's management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to SCE or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. Using these factors, management has determined that existing regulatory assets and liabilities are probable of future recovery or settlement. This determination reflects the current regulatory climate and is subject to change in the future. SCE's judgment that the San Onofre Regulatory Asset recorded at December 31, 2016 is probable, though not certain, of recovery is based on SCE's knowledge of the facts and judgment in applying the relevant regulatory principles to the issue. Such judgment is subject to uncertainty, and regulatory principles and precedents are not necessarily binding and are capable of interpretation. SCE has recorded a regulatory asset to reflect the expected recoveries under the San Onofre OII Settlement Agreement. At
December 31, 2016, $857 million remains to be collected.
Effect if Different Assumptions Used.    Significant management judgment is required to evaluate the anticipated recovery of regulatory assets, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets and liabilities would have to be written off against current period earnings. At December 31, 2016, the consolidated balance sheets included regulatory assets of $7.8 billion and regulatory liabilities of $6.5 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.
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
Nuclear Decommissioning – Asset Retirement Obligation
Key Assumptions and Approach Used.    The liability to decommission SCE's nuclear power facilities is based on decommissioning studies performed in 2013 for Palo Verde and in 2014 for San Onofre Units 1, 2 and 3. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for further discussion of the plans for decommissioning of San Onofre. SCE estimates that it will spend approximately $6.3 billion through 2079 to decommission its nuclear facilities. San Onofre Units 1, 2 and 3 decommissioning cost estimates are updated in each Nuclear Decommissioning Triennial Proceeding. Palo Verde decommissioning cost estimates are updated every three years by the operating agent, Arizona Public Services.
The current ARO estimates for San Onofre and Palo Verde are based on the assumptions from these decommissioning studies:

•
Decommissioning Costs. The estimated costs for labor, "material, equipment and other," and low-level radioactive waste costs are included in each of the NRC decommissioning stages; license termination, site restoration, and spent fuel storage.

•
Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment, and low level radioactive waste burial costs. SCE's current estimates are based upon SCE's decommissioning cost methodology used for ratemaking purposes. Average escalation rates range from 1.7% to 7.5% (depending on the cost element) annually.

•
Timing. Cost estimates for Palo Verde are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The Palo Verde 1, 2, 3 operating licenses currently expire in 2045, 2046 and 2047 respectively. San Onofre Unit 1 started decommissioning in 1998 and Units 2 and 3 began in 2013. Cost estimates for San Onofre Units are currently based on completion of decommissioning activities by 2052.

•
Spent Fuel Dry Storage Costs. Cost estimates are based on an assumption that the DOE will begin to take spent fuel in 2024, and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2051 and 2075, respectively. Costs for spent fuel monitoring are included until 2051 and 2075, respectively.

•	Changes in Decommissioning Technology, Regulation, and Economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.
Effect if Different Assumptions Used.   The ARO for decommissioning SCE's nuclear facilities was $2.5 billion as of December 31, 2016, based on decommissioning studies performed in 2013 for Palo Verde and in 2014 for San Onofre Units 1, 2 and 3. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability. The ARO for decommissioning San Onofre Units 2 & 3 is expected to be updated after onboarding the decommissioning general contractor and the subsequent development of a new decommissioning cost estimate during 2017.
The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO and Regulatory Asset at December 31, 2016
Uniform increase in escalation rate of 1 percentage point	$481
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
As of December 31, 2016, Edison International's and SCE's pension plans had a $4.3 billion and $3.8 billion benefit obligation, respectively, and total 2016 expense for these plans was $101 million and $93 million, respectively. As of December 31, 2016, the benefit obligation for both Edison International's and SCE's PBOP plans were $2.3 billion, and total 2016 expense for Edison International's and SCE's plans was $20 million and $19 million, respectively. Annual contributions made to most of SCE's pension plans are currently recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.
Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2016, this cumulative difference amounted to a regulatory asset of $95 million, meaning that the accounting method has recognized more in expense than the ratemaking method since implementation of authoritative guidance for employers' accounting for pensions in 1987.
Edison International and SCE used the following critical assumptions to determine expense for pension and other postretirement benefit for 2016:

(in millions)	Pension Plans	Postretirement Benefits Other than Pensions
Discount rate[1]	4.18%	4.55%
Expected long-term return on plan assets[2]	7.00%	5.60%
Assumed health care cost trend rates[3]	*	7.50%

*	Not applicable to pension plans.

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

[2]
To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 5.6% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 8.5%, 9.7% and 5.8% for the one-year, five-year and ten-year periods ended December 31, 2016, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 7.0%, 9.5% and 5.0% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

[3]	The health care cost trend rate gradually declines to 5.0% for 2022 and beyond.

As of December 31, 2016, Edison International and SCE had unrecognized pension costs of $666 million and $598 million, and unrecognized PBOP costs of $140 million and $136 million, respectively. The unrecognized pension and PBOP costs primarily consisted of the cumulative impact of the reduced discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred costs, $479 million of SCE's pension costs and $33 million of SCE's PBOP costs are recorded as regulatory assets and is expected to be recovered over the average expected future service of employees.
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
The following table summarizes the increase or (decrease) to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(422)	$513	$(365)	$444
Change to accumulated benefit obligation for PBOP	(319)	372	(318)	370
A one percentage point increase in the expected rate of return on pension plan assets would decrease Edison International's and SCE's current year expense by $31 million and $29 million, respectively, and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $20 million.
The following table summarizes the increase or (decrease) to accumulated benefit obligation and annual aggregate service and interest costs for PBOP if the health care cost trend rate was changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%
Change to accumulated benefit obligation for PBOP	$244	$(200)	$243	$(199)
Change to annual aggregate service and interest costs	11	(9)	11	(9)
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
RISK FACTORS
RISKS RELATING TO EDISON INTERNATIONAL
Edison International's liquidity depends on SCE's ability to pay dividends and tax allocation payments to Edison International, monetization of tax benefits retained by EME, ability to borrow funds, and access to capital markets.
Edison International is a holding company and, as such, it has no operations of its own. Edison International's ability to meet its financial obligations, make investments, and to pay dividends on its common stock is primarily dependent on the earnings and cash flows of SCE and its ability to make upstream distributions. Prior to paying dividends to Edison International, SCE has financial and regulatory obligations that must be satisfied, including, among others, debt service and preferred stock dividends. In addition, CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of both Edison International and SCE. SCE may also owe tax-allocation payments to Edison International under applicable tax-allocation agreements. Access to capital markets may be impacted by economic conditions that have an adverse effect on Edison International's liquidity. See "Risks Relating to Southern California Edison Company" below for further discussion.
The Edison International consolidated tax group retains significant net operating loss and tax credit carryforwards.  Realization of such tax benefits may be delayed or permanently reduced by future tax legislation that extends bonus depreciation or reduces the current corporate tax rate.
Edison International's business activities are concentrated in one industry and in one region.
Edison International business activities are concentrated in the electricity industry. Its principal subsidiary, SCE, serves customers only in southern and central California. Although Edison International, through Edison Energy Group, is developing competitive businesses that are diversified geographically, these businesses are not material. As a result, Edison International's future performance may be affected by events and economic factors unique to California or by regional regulation or legislation.
Edison International is developing businesses held by Edison Energy Group that may not be successful.
Edison International, through Edison Energy Group, is developing businesses to capitalize on changes in the electricity industry. Edison International intends to invest in companies to develop the capabilities of the Edison Energy Group entities but there can be no assurance that these entities will be profitable.
RISKS RELATING TO SOUTHERN CALIFORNIA EDISON COMPANY
Regulatory Risks
SCE is subject to extensive regulation and the risk of adverse regulatory decisions and changes in applicable regulations or legislation.
SCE operates in a highly regulated environment. SCE's business is subject to extensive federal, state and local energy, environmental and other laws and regulations. Among other things, the CPUC regulates SCE's retail rates and capital structure, and the FERC regulates SCE's wholesale rates. The NRC regulates the decommissioning of San Onofre. The construction, planning, and siting of SCE's power plants and transmission lines in California are also subject to regulation by the CPUC and other local, state and federal agencies.
SCE must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should SCE be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on SCE, SCE's business could be materially affected. The process of obtaining licenses and permits from regulatory authorities may be delayed or defeated by opponents and such delay or defeat could have a material effect on SCE's business.

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
SCE's ongoing financial results depend on its ability to recover its costs from its customers, including the costs of electricity purchased for its customers, through the rates it charges its customers as approved by the CPUC and FERC. SCE's financial results also depend on its ability to earn a reasonable return on capital, including long-term debt and equity. SCE's ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time lag between when costs are incurred and when those costs are recovered in customers' rates and differences between the forecast or authorized costs embedded in rates (which are set on a prospective basis) and the amount of actual costs incurred. The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may be required to incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, the recovery of the Tehachapi transmission project costs are subject to FERC approval and the public need for the project is reviewed by the CPUC. SCE filed a petition for modification with the CPUC in January 2017 to update the cost estimate for all elements of segments 4-11 to $2.7 billion (2016 dollars) from $2.0 billion (2016 dollars) of CPUC-approved cost findings. For further information, see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Tehachapi" in the MD&A.
Changes in laws and regulations or changes in the political and regulatory environment also may have an adverse effect on the SCE's ability to timely recover its costs and earn its authorized rate of return. In addition, SCE may be required to incur costs to comply with new state laws or to implement new state policies before SCE is assured of cost recovery.
SCE's capital investment plan, increasing procurement of renewable power and energy storage, increasing environmental regulations, leveling demand, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customer rates. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover its costs (including an adequate return on capital) in rates in a timely manner, its financial condition and results of operations could be materially affected. For further information on SCE's rate requests, see "Management Overview—Regulatory Proceedings—2018 General Rate Case" and "—FERC Formula Rates" in the MD&A.
SCE's energy procurement activities are subject to regulatory and market risks that could materially affect its financial condition and liquidity.
SCE obtains energy, capacity, environmental credits and ancillary services needed to serve its customers from its own generating plants and through contracts with energy producers and sellers. California law and CPUC decisions allow SCE to recover, through the rates it is allowed to charge its customers, reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE's cash flows remain subject to volatility primarily resulting from changes in commodity prices. For instance, natural gas prices have increased due to the closure of the SoCalGas underground gas storage facility in Aliso Canyon, California. Additionally, significant and prolonged gas use restrictions may adversely impact the reliability of the electric grid if critical generation resources are limited in their operations. For further information, see "Business—SCE—Purchased Power and Fuel Supply." SCE is also subject to the risks of unfavorable or untimely CPUC decisions about the compliance with SCE's procurement plan and the reasonableness of certain procurement-related costs.
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
SCE regularly accesses the capital markets to finance its activities and is expected to do so by its regulators as part of its obligation to serve as a regulated utility. SCE's needs for capital for its ongoing infrastructure investment program are substantial. SCE's ability to obtain financing, as well as its ability to refinance debt and make scheduled payments of principal, interest and preferred stock dividends, are dependent on numerous factors, including SCE's levels of indebtedness, maintenance of acceptable credit ratings, financial performance, liquidity and cash flow, and other market conditions. SCE's inability to obtain additional capital from time to time could have a material effect on SCE's liquidity and operations.
Competitive and Market Risks
The electricity industry is undergoing change, including increased competition, technological advancements, and political and regulatory developments
California utilities are experiencing increasing deployment by customers and third parties of DERs, such as solar generation, energy storage, energy efficiency and demand response technologies. This growth will require modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect DERs. To this end, the CPUC is conducting proceedings to: evaluate changes to the planning and operation of the electric distribution grid in order to prepare for higher penetration of DERs; consider future grid modernization and grid reinforcement investments; evaluate if traditional grid investments can be deferred by DERs, and if feasible, what, if any, compensation to utilities would be appropriate; and clarify the role of the electric distribution grid operator. The outcome of these proceedings is unknown. These changes could materially affect SCE's business model and its financial condition and results of operations. For more information, see "Management Overview—Capital Program—Distribution Grid Development" in the MD&A.
Customer-owned generation and community choice aggregators each reduce the amount of electricity customers purchase from utilities and have the effect of increasing utility rates unless customer rates are designed to allocate the costs of the distribution grid across all customers that benefit from its use. For example, customers in California that generate their own power do not currently pay all transmission and distribution charges and non-bypassable charges, subject to limitations, which result in increased utility rates for those customers who do not own their generation. Such increases influence the public discussion regarding changes in the electric utility business model.
In addition, the FERC has opened transmission development to competition from independent developers, allowing such developers to compete with incumbent utilities for the construction and operation of transmission facilities. For more information, see "Business—SCE—Competition."
Operating Risks
SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage the risks inherent in operating and maintaining its facilities.
SCE's infrastructure is aging and could pose a risk to system reliability. In order to mitigate this risk, SCE is engaged in a significant and ongoing infrastructure investment program. This substantial investment program elevates operational risks and the need for superior execution in SCE's activities. SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage these risks as well as the risks inherent in operating and maintaining its facilities, the operation of which can be hazardous. SCE's inherent operating risks include such matters as the risks of human performance, workforce capabilities, public opposition to infrastructure projects, delays, environmental mitigation costs, difficulty in estimating costs or in recovering costs that are above original estimates, system limitations and degradation, and interruptions in necessary supplies.

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
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines or if equipment malfunctions. Injuries and property damage caused by such events can subject SCE to liability that, despite the existence of insurance coverage, can be significant. No assurance can be given that future losses will not exceed the limits of SCE's or its contractors' insurance coverage. The CPUC has increased its focus on public safety with an emphasis on heightened compliance with construction and operating standards and the potential for penalties being imposed on utilities. Additionally, the CPUC has delegated to its staff the authority to issue citations to electric utilities, which can impose fines of up to $50,000 per violation per day, pursuant to the CPUC's jurisdiction for violations of safety rules found in statutes, regulations, and the CPUC's General Orders. Such penalties and liabilities could be significant and materially affect SCE's liquidity and results of operations.
There are inherent risks associated with owning and decommissioning nuclear power generating facilities and obtaining cost reimbursement, including, among other things, costs exceeding estimates, execution risks, potential harmful effects on the environment and human health and the danger of storage, handling and disposal of radioactive materials. Existing insurance and ratemaking arrangements may not protect SCE fully against losses from a nuclear incident.
SCE expects to fund decommissioning costs with assets that are currently held in nuclear decommissioning trusts. SCE believes that the nuclear decommissioning trusts' assets will be sufficient to pay the estimated costs of decommissioning without further contributions but the costs ultimately incurred could exceed the current estimates. The costs of decommissioning San Onofre are subject to reasonableness reviews by the CPUC. These costs may not be recoverable through regulatory processes or otherwise unless SCE can establish that the costs were reasonably incurred. In addition, SCE faces inherent execution risks including such matters as the risks of human performance, workforce capabilities, public opposition, permitting delays, and governmental approvals.
Despite the fact that San Onofre is being decommissioned, the presence of spent nuclear fuel still poses a potential risk of a nuclear incident. Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $13.4 billion. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available of $450 million per site. If nuclear incident liability claims were to exceed $450 million, the remaining amount would be made up from contributions of approximately $13.0 billion made by all of the nuclear facility owners in the U.S., up to an aggregate total of $13.4 billion. There is no assurance that the CPUC would allow SCE to recover the required contribution made in the case of one or more nuclear incident claims that exceeded $450 million. If this public liability limit of $13.4 billion is insufficient, federal law contemplates that additional funds may be appropriated by Congress. There can be no assurance of SCE's ability to recover uninsured costs in the event the additional federal appropriations are insufficient. For more information on nuclear insurance risk, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Nuclear Insurance."
SCE's insurance coverage for wildfires arising from its ordinary operations may not be sufficient.
Edison International has experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could arise from SCE's ordinary operations. Edison International, SCE or its contractors may experience coverage reductions and/or increased wildfire insurance costs in future years. No assurance can be given that future losses will not exceed the limits of SCE's or its contractors' insurance coverage. Uninsured losses and increases in the cost of insurance may not be recoverable in customer rates. A loss which is not fully insured or cannot be recovered in customer rates could materially affect Edison International's and SCE's financial condition and results of operations. For more information on wildfire insurance risk, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Wildfire Insurance."

Cybersecurity and Physical Security Risks
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
SCE is subject to extensive environmental regulations and permitting requirements that involve significant and increasing costs and substantial uncertainty. SCE devotes significant resources to environmental monitoring, pollution control equipment, mitigation projects, and emission allowances to comply with existing and anticipated environmental regulatory requirements. Environmental regulations and permitting requirements also affect the cost and timing of transmission and distribution projects. At the state level, the current trend is toward more stringent standards, stricter regulation, higher reductions of GHG emissions, and more expansive application of environmental regulations. The adoption of laws and regulations to implement greenhouse gas controls could materially affect operations of power plants, which could in turn impact electricity markets and SCE's customer rates. SCE may also be exposed to risks arising from past, current or future contamination at its former or existing facilities or with respect to offsite waste disposal sites that have been used in its operations. Current and future California laws and regulations also increase the required amount of energy that must be procured from renewable resources. See "Business—Environmental Regulation of Edison International and Subsidiaries" for further discussion of environmental regulations under which SCE operates.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures."
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Edison International

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Edison International and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 21, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Southern California Edison Company

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, changes in equity and cash flows present fairly, in all material respects, the financial position of Southern California Edison Company and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 21, 2017

(This page has been left blank intentionally.)

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2016	2015	2014
Total operating revenue	$11,869	$11,524	$13,413
Purchased power and fuel	4,527	4,266	5,593
Operation and maintenance	2,868	2,990	3,149
Depreciation, decommissioning and amortization	2,007	1,919	1,720
Property and other taxes	354	336	322
Impairment and other charges	21	5	157
Total operating expenses	9,777	9,516	10,941
Operating income	2,092	2,008	2,472
Interest and other income	123	174	147
Interest expense	(581)	(555)	(560)
Other expenses	(44)	(59)	(80)
Income from continuing operations before income taxes	1,590	1,568	1,979
Income tax expense	177	486	443
Income from continuing operations	1,413	1,082	1,536
Income from discontinued operations, net of tax	12	35	185
Net income	1,425	1,117	1,721
Preferred and preference stock dividend requirements of utility	123	113	112
Other noncontrolling interests	(9)	(16)	(3)
Net income attributable to Edison International common shareholders	$1,311	$1,020	$1,612
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$1,299	$985	$1,427
Income from discontinued operations, net of tax	12	35	185
Net income attributable to Edison International common shareholders	$1,311	$1,020	$1,612
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326
Continuing operations	$3.99	$3.02	$4.38
Discontinued operations	0.03	0.11	0.57
Total	$4.02	$3.13	$4.95
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	330	329	329
Continuing operations	$3.94	$2.99	$4.33
Discontinued operations	0.03	0.11	0.56
Total	$3.97	$3.10	$4.89
Dividends declared per common share	$1.9825	$1.7325	$1.4825

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2016	2015	2014
Net income	$1,425	$1,117	$1,721
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during the period plus amortization included in net income	2	1	(47)
Prior service cost arising during the period plus amortization included in net income	—	1	—
Other	1	—	2
Other comprehensive income (loss), net of tax	3	2	(45)
Comprehensive income	1,428	1,119	1,676
Less: Comprehensive income attributable to noncontrolling interests	114	97	109
Comprehensive income attributable to Edison International	$1,314	$1,022	$1,567

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2016	2015
ASSETS
Cash and cash equivalents	$96	$161
Receivables, less allowances of $62 for uncollectible accounts at both dates	714	771
Accrued unbilled revenue	370	565
Inventory	239	267
Derivative assets	73	79
Regulatory assets	350	560
Other current assets	281	251
Total current assets	2,123	2,654
Nuclear decommissioning trusts	4,242	4,331
Other investments	83	203
Total investments	4,325	4,534
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,000 and $8,548 at respective dates	36,806	34,945
Nonutility property, plant and equipment, less accumulated depreciation of $99 and $85 at respective dates	194	140
Total property, plant and equipment	37,000	35,085
Derivative assets	1	84
Regulatory assets	7,455	7,512
Other long-term assets	415	360
Total long-term assets	7,871	7,956

Total assets	$51,319	$50,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2016	2015
LIABILITIES AND EQUITY
Short-term debt	$1,307	$695
Current portion of long-term debt	981	295
Accounts payable	1,342	1,310
Accrued taxes	50	72
Customer deposits	269	242
Derivative liabilities	216	218
Regulatory liabilities	756	1,128
Other current liabilities	991	967
Total current liabilities	5,912	4,927
Long-term debt	10,175	10,883
Deferred income taxes and credits	8,327	7,480
Derivative liabilities	941	1,100
Pensions and benefits	1,354	1,759
Asset retirement obligations	2,590	2,764
Regulatory liabilities	5,726	5,676
Other deferred credits and other long-term liabilities	2,102	2,246
Total deferred credits and other liabilities	21,040	21,025
Total liabilities	37,127	36,835
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	5	6
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,505	2,484
Accumulated other comprehensive loss	(53)	(56)
Retained earnings	9,544	8,940
Total Edison International's common shareholders' equity	11,996	11,368
Noncontrolling interests – preferred and preference stock of utility	2,191	2,020
Total equity	14,187	13,388

Total liabilities and equity	$51,319	$50,229

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$1,425	$1,117	$1,721
Less: Income from discontinued operations	12	35	185
Income from continuing operations	1,413	1,082	1,536
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	2,098	2,005	1,815
Allowance for equity during construction	(74)	(87)	(65)
Impairment and other charges	—	5	157
Deferred income taxes and investment tax credits	190	449	522
Other	20	(28)	20
Nuclear decommissioning trusts	(179)	(428)	39
EME settlement payments, net of insurance proceeds	(209)	(176)	(225)
Changes in operating assets and liabilities:
Receivables	52	49	64
Inventory	8	14	(25)
Accounts payable	35	8	14
Prepaid and accrued taxes	(6)	(28)	(100)
Other current assets and liabilities	211	(24)	(103)
Derivative assets and liabilities, net	13	45	(40)
Regulatory assets and liabilities, net	(292)	1,729	(358)
Other noncurrent assets and liabilities	(24)	(106)	(3)
Net cash provided by operating activities	3,256	4,509	3,248
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $7, $17, and $6 at respective periods	397	1,420	494
Long-term debt matured or repurchased	(220)	(762)	(607)
Preference stock issued, net	294	319	269
Preference stock redeemed	(125)	(325)	—
Short-term debt financing, net	611	(572)	1,079
Dividends to noncontrolling interests	(123)	(116)	(111)
Dividends paid	(626)	(544)	(463)
Other	(113)	(8)	(16)
Net cash provided by (used in) financing activities	95	(588)	645
Cash flows from investing activities:
Capital expenditures	(3,734)	(4,225)	(3,906)
Proceeds from sale of nuclear decommissioning trust investments	3,212	3,506	2,617
Purchases of nuclear decommissioning trust investments	(3,033)	(3,132)	(2,661)
Life insurance policy loans proceeds	140	—	—
Other	(1)	(41)	43
Net cash used in investing activities	(3,416)	(3,892)	(3,907)
Net (decrease) increase in cash and cash equivalents	(65)	29	(14)
Cash and cash equivalents at beginning of year	161	132	146
Cash and cash equivalents at end of year	$96	$161	$132

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity					Edison International

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,403	$(13)	$7,548	$9,938	$1,753	$11,691
Net income	—	—	1,612	1,612	112	1,724
Other comprehensive loss	—	(45)	—	(45)	—	(45)
Common stock dividends declared ($1.4825 per share)	—	—	(483)	(483)	—	(483)
Dividends and distributions to noncontrolling interests and other	—	—	—	—	(112)	(112)
Stock-based compensation and other	15	—	(104)	(89)	—	(89)
Noncash stock-based compensation and other	27	—	—	27	—	27
Issuance of preference stock	—	—	—	—	269	269
Balance at December 31, 2014	$2,445	$(58)	$8,573	$10,960	$2,022	$12,982
Net income	—	—	1,020	1,020	113	1,133
Other comprehensive income	—	2	—	2	—	2
Common stock dividends declared ($1.7325 per share)	—	—	(564)	(564)	—	(564)
Dividends and distributions to noncontrolling interests and other	—	—	—	—	(113)	(113)
Stock-based compensation and other	15	—	(85)	(70)	—	(70)
Noncash stock-based compensation and other	24	—	—	24	—	24
Issuance of preference stock	—	—	—	—	319	319
Redemption of preference stock	—	—	(4)	(4)	(321)	(325)
Balance at December 31, 2015	$2,484	$(56)	$8,940	$11,368	$2,020	$13,388
Net income	—	—	1,311	1,311	123	1,434
Other comprehensive income	—	3	—	3	—	3
Common stock dividends declared ($1.9825 per share)	—	—	(646)	(646)	—	(646)
Dividends and distributions to noncontrolling interests and other	—	—	—	—	(123)	(123)
Stock-based compensation and other	(1)	—	(59)	(60)	—	(60)
Noncash stock-based compensation and other	22	—	—	22	—	22
Issuance of preference stock	—	—	—	—	294	294
Redemption of preference stock	—	—	(2)	(2)	(123)	(125)
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$2,191	$14,187
The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2016	2015	2014
Operating revenue	$11,830	$11,485	$13,380
Purchased power and fuel	4,527	4,266	5,593
Operation and maintenance	2,737	2,890	3,057
Depreciation, decommissioning and amortization	1,998	1,915	1,720
Property and other taxes	351	334	318
Impairment and other charges	—	—	163
Total operating expenses	9,613	9,405	10,851
Operating income	2,217	2,080	2,529
Interest and other income	123	123	122
Interest expense	(541)	(526)	(533)
Other expenses	(44)	(59)	(79)
Income before income taxes	1,755	1,618	2,039
Income tax expense	256	507	474
Net income	1,499	1,111	1,565
Less: Preferred and preference stock dividend requirements	123	113	112
Net income available for common stock	$1,376	$998	$1,453

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2016	2015	2014
Net income	$1,499	$1,111	$1,565
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain (loss) arising during period plus amortization included in net income	1	5	(19)
Prior service cost arising during the period plus amortization included in net income	—	1	—
Other	1	—	2
Other comprehensive income (loss), net of tax	2	6	(17)
Comprehensive income	$1,501	$1,117	$1,548

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2016	2015
ASSETS
Cash and cash equivalents	$39	$26
Receivables, less allowances of $61 and $62 for uncollectible accounts at respective dates	699	724
Accrued unbilled revenue	369	564
Inventory	239	256
Derivative assets	73	79
Regulatory assets	350	560
Other current assets	262	234
Total current assets	2,031	2,443
Nuclear decommissioning trusts	4,242	4,331
Other investments	50	168
Total investments	4,292	4,499
Utility property, plant and equipment, less accumulated depreciation of $9,000 and $8,548 at respective dates	36,806	34,945
Nonutility property, plant and equipment, less accumulated depreciation of $89 and $81 at respective dates	75	73
Total property, plant and equipment	36,881	35,018
Derivative assets	1	84
Regulatory assets	7,455	7,512
Other long-term assets	231	239
Total long-term assets	7,687	7,835

Total assets	$50,891	$49,795

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2016	2015
LIABILITIES AND EQUITY
Short-term debt	$769	$49
Current portion of long-term debt	579	79
Accounts payable	1,344	1,299
Accrued taxes	45	46
Customer deposits	269	242
Derivative liabilities	216	218
Regulatory liabilities	756	1,128
Other current liabilities	729	760
Total current liabilities	4,707	3,821
Long-term debt	9,754	10,460
Deferred income taxes and credits	9,886	9,073
Derivative liabilities	941	1,100
Pensions and benefits	896	1,284
Asset retirement obligations	2,586	2,762
Regulatory liabilities	5,726	5,676
Other deferred credits and other long-term liabilities	1,912	1,947
Total deferred credits and other liabilities	21,947	21,842
Total liabilities	36,408	36,123
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	657	652
Accumulated other comprehensive loss	(20)	(22)
Retained earnings	9,433	8,804
Total common shareholder's equity	12,238	11,602
Preferred and preference stock	2,245	2,070
Total equity	14,483	13,672
Total liabilities and equity	$50,891	$49,795

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2016	2015	2014
Cash flows from operating activities:
Net income	$1,499	$1,111	$1,565
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	2,085	1,996	1,810
Allowance for equity during construction	(74)	(87)	(65)
Impairment and other charges	—	—	163
Deferred income taxes and investment tax credits	88	308	462
Other	9	14	11
Nuclear decommissioning trusts	(179)	(428)	39
Changes in operating assets and liabilities:
Receivables	25	25	64
Inventory	(3)	19	(19)
Accounts payable	45	30	12
Prepaid and accrued taxes	(16)	(16)	129
Other current assets and liabilities	185	(42)	(107)
Derivative assets and liabilities, net	13	45	(40)
Regulatory assets and liabilities, net	(292)	1,729	(358)
Other noncurrent assets and liabilities	138	(80)	(6)
Net cash provided by operating activities	3,523	4,624	3,660
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $17 and $2 for the years ended 2015 and 2014	—	1,413	498
Long-term debt matured or repurchased	(217)	(761)	(607)
Preferred stock issued, net	294	319	269
Preference stock redeemed	(125)	(325)	—
Short-term debt financing, net	719	(619)	490
Dividends paid	(824)	(874)	(489)
Other	(66)	35	20
Net cash (used in) provided by financing activities	(219)	(812)	181
Cash flows from investing activities:
Capital expenditures	(3,633)	(4,210)	(3,857)
Proceeds from sale of nuclear decommissioning trust investments	3,212	3,506	2,617
Purchases of nuclear decommissioning trust investments	(3,033)	(3,132)	(2,661)
Life insurance policy loans proceeds	140	—	—
Other	23	12	44
Net cash used in investing activities	(3,291)	(3,824)	(3,857)
Net increase (decrease) in cash and cash equivalents	13	(12)	(16)
Cash and cash equivalents, beginning of year	26	38	54
Cash and cash equivalents, end of year	$39	$26	$38

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2013	$2,168	$592	$(11)	$7,594	$1,795	$12,138
Net income	—	—	—	1,565	—	1,565
Other comprehensive loss	—	—	(17)	—	—	(17)
Dividends declared on common stock	—	—	—	(525)	—	(525)
Dividends declared on preferred and preference stock	—	—	—	(112)	—	(112)
Stock-based compensation	—	20	—	(64)	—	(44)
Noncash stock-based compensation	—	12	—	(4)	—	8
Issuance of preference stock	—	(6)	—	—	275	269
Balance at December 31, 2014	$2,168	$618	$(28)	$8,454	$2,070	$13,282
Net income	—	—	—	1,111	—	1,111
Other comprehensive income	—	—	6	—	—	6
Dividends declared on common stock	—	—	—	(611)	—	(611)
Dividends declared on preferred and preference stock	—	—	—	(113)	—	(113)
Stock-based compensation	—	23	—	(33)	—	(10)
Noncash stock-based compensation	—	13	—	—	—	13
Issuance of preference stock	—	(6)	—	—	325	319
Redemption of preference stock	—	4	—	(4)	(325)	(325)
Balance at December 31, 2015	$2,168	$652	$(22)	$8,804	$2,070	$13,672
Net income	—	—	—	1,499	—	1,499
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(701)	—	(701)
Dividends declared on preferred and preference stock	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	—	(44)	—	(44)
Noncash stock-based compensation	—	9	—	—	—	9
Issuance of preference stock	—	(6)	—	—	300	294
Redemption of preference stock	—	2	—	(2)	(125)	(125)
Balance at December 31, 2016	$2,168	$657	$(20)	$9,433	$2,245	$14,483

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy services and distributed solar for commercial and industrial customers. Such business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its nonutility subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
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
Cash Equivalents
Cash equivalents includes investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	December 31,
(in millions)	2016	2015	2016	2015
Money market funds	$41	$37	$18	$8
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	December 31,
(in millions)	2016	2015	2016	2015
Book balances reclassified to accounts payable	$138	$162	$136	$158

Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are provided based upon a variety of factors, including historical amounts written-off, current economic conditions and assessment of customer collectability.
Inventory
SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at average cost.
Emission Allowances
SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted-average cost or market. SCE had GHG allowances of $113 million and $79 million at December 31, 2016 and 2015, respectively. GHG emission obligations were $95 million and $86 million at December 31, 2016 and 2015, respectively and are classified as "Other current liabilities" on the consolidated balance sheets.
Property, Plant and Equipment
SCE plant additions, including replacements and betterments, are capitalized. Direct material and labor and indirect costs such as construction overhead, administrative and general costs, pension and benefits, and property taxes are capitalized as part of plant additions. The CPUC authorizes a rate for each of the indirect costs which are allocated to each project based on either labor or total costs.
Estimated useful lives (authorized by the CPUC) and weighted-average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted-Average Useful Lives
Generation plant	10 years to 57 years	38 years
Distribution plant	20 years to 60 years	43 years
Transmission plant	40 years to 65 years	53 years
General plant and other	5 years to 60 years	22 years
Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $1.52 billion, $1.42 billion and $1.33 billion for 2016, 2015 and 2014, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 3.8%, 3.9% and 4.0% for 2016, 2015 and 2014, respectively. Replaced or retired property costs are charged to accumulated depreciation.
Nuclear fuel for the Palo Verde Nuclear Power Plant ("Palo Verde") is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Nuclear fuel is amortized using the units of production method.
AFUDC represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $74 million, $87 million and $65 million in 2016, 2015 and 2014, respectively, and is reflected in "Interest and other income." AFUDC debt was $23 million, $31 million and $25 million in 2016, 2015 and 2014, respectively and is reflected as a reduction of "Interest expense."
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
In 2014, the CPUC approved the San Onofre OII Settlement Agreement that SCE had entered into with a number of intervening parties. The San Onofre OII Settlement Agreement had resolved the CPUC's investigation regarding the Steam Generator Replacement Project at San Onofre and the related outages and subsequent shutdown of San Onofre. In 2014, SCE had recorded a pre-tax impairment charge of approximately $163 million (approximately $72 million after-tax). Including amounts previously recorded as an impairment charge in 2013, the total impact of the San Onofre OII Settlement Agreement was a pre-tax charge of $738 million (approximately $437 million after-tax).
In a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ directed SCE to meet and confer with the other parties in the OII to consider changing the terms of the San Onofre OII Settlement Agreement. See Note 11 for further information.
Goodwill
Edison International assesses goodwill through annual goodwill impairment tests, at the reporting unit level, as of October 1st of each year. The fair value of the Edison Energy and SoCore Energy reporting units exceeded their carrying values at the date of the annual impairment analysis. As of December 31, 2016, goodwill is comprised of $78 million at the Edison Energy reporting unit and $22 million at the SoCore Energy reporting unit. Edison International will update these tests between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value.
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
SCE has not recorded an asset retirement obligation for assets that are expected to operate indefinitely or where SCE cannot estimate a settlement date (or range of potential settlement dates). As such, ARO liabilities are not recorded for certain retirement activities, including certain hydroelectric facilities.
The following table summarizes the changes in SCE's ARO liability, including San Onofre and Palo Verde:

	December 31,
(in millions)	2016	2015
Beginning balance	$2,762	$2,819
Accretion[1]	157	173
Revisions	(165)	(14)
Liabilities settled	(168)	(216)
Ending balance	$2,586	$2,762

[1]	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.

The recorded liability to decommission SCE's nuclear power facilities (included in the table above) is $2.5 billion as of December 31, 2016. In 2016, SCE updated the recorded liability for Palo Verde and San Onofre Unit 1 based on the 2013 decommissioning study performed for Palo Verde and the 2014 study for San Onofre Unit 1. The recorded liability for San Onofre Unit 2 and 3 is based on a 2014 decommissioning study which followed the decision to permanently retire San Onofre. The 2015 NDTCP filing is expected to be updated for San Onofre Units 2 and 3 after onboarding the decommissioning general contractor and the subsequent development of a new decommissioning cost estimate during 2017.
Decommissioning costs, which are recovered through customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense, with a corresponding credit to the ARO regulatory liability. Amortization of the ARO asset (included within the unamortized nuclear investment) and accretion of the ARO liability are deferred as increases to the ARO regulatory liability account, resulting in no impact on earnings.
SCE has collected in rates amounts for the future costs of removal of its nuclear assets, and has placed those amounts in independent trusts. The cost of removal amounts, in excess of amounts collected for assets not legally required to be removed, are classified as regulatory liabilities.
Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $6.3 billion through 2079 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 1.7% to 7.5% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 2.4% to 4.1%. Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts. If the assumed return on trust assets is not earned or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates. See Note 9 for further information.
Due to regulatory recovery of SCE's nuclear decommissioning expense, prudently incurred costs for nuclear decommissioning activities do not affect SCE's earnings. SCE's nuclear decommissioning costs are subject to CPUC review through the triennial regulatory proceeding. SCE's nuclear decommissioning trust investments primarily consist of fixed income and equity investments that are classified as available-for-sale. Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on electric utility revenue. Unrealized gains and losses on decommissioning trust funds increase or decrease the trust assets and the related regulatory asset or liability and have no impact on electric utility revenue or decommissioning expense. SCE reviews each security for other-than-temporary impairment on the last day of each month. If the fair value on the last day of two consecutive months is less than the cost for that security, SCE recognizes a loss for the other-than-temporary impairment. If the fair value is greater or less than the cost for that security at the time of sale, SCE recognizes a related realized gain or loss, respectively.
Deferred Financing Costs
Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $184 million and $201 million at December 31, 2016 and 2015, respectively, reflected as long-term "Regulatory assets" in the consolidated balance sheets. Edison International and SCE had unamortized debt issuance costs of $10 million and $7 million at December 31, 2016, respectively, and $11 million and $7 million at December 31, 2015, respectively, reflected in "Other long-term assets" on the consolidated balance sheets. In addition, Edison International and SCE had debt issuance costs of $81 million and $71 million at December 31, 2016, respectively, and $81 million and $77 million at December 31, 2015, respectively, reflected as a reduction of "Long-term debt" on the consolidated balance sheets.
Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE
	Years ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Amortization of deferred financing costs charged to interest expense	$31	$33	$36	$27	$28	$32

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
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis and reflected in electric utility revenue and other operation and maintenance expense. SCE's franchise fees billed to customers and recorded as revenue were $111 million, $138 million and $134 million in 2016, 2015 and 2014, respectively. When SCE acts as an agent, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
Power Purchase Agreements
SCE enters into power purchase agreements in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity. Under this classification, the power purchase agreement is evaluated to determine if SCE is the primary beneficiary in the variable interest entity, in which case, such entity would be consolidated. None of SCE's power purchase agreements resulted in consolidation of a variable interest entity at December 31, 2016 and 2015. See Note 3 for further discussion of power purchase agreements that are considered variable interests.
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
A power purchase agreement that does not contain a lease may be classified as a derivative subject to a normal purchase and sale exception, in which case the power purchase agreement is classified as an executory contract and accounted for on an accrual basis. SCE purchases power under certain contracts that are not eligible for the normal purchase and sale exception and are recorded as a derivative on the consolidated balance sheets at fair value. Most of SCE's qualifying facilities ("QFs") contracts are not required to be recorded on the consolidated balance sheets because they either do not meet the definition of a derivative or meet the normal purchase and sale exception. See Note 6 for further information on derivative instruments.
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
Stock-Based Compensation
Stock options, performance shares, deferred stock units and restricted stock units have been granted under Edison International's long-term incentive compensation programs. Generally, Edison International does not issue new common stock for settlement of equity awards. Rather, a third party is used to purchase shares from the market and deliver such shares for the settlement of option exercises, performance shares, deferred stock units and restricted stock units. Performance shares awarded in 2014 that are earned are settled half in cash and half in common stock, while the performance shares awarded in 2016 and 2015 that are earned are settled solely in cash. Deferred stock units and restricted stock units are settled in common stock; however, Edison International will substitute cash awards to the extent necessary to pay tax withholding or any government levies.
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. For awards granted to retirement-eligible participants stock compensation expenses are recognized on a prorated basis over the initial year or over the period between the date of grant and the date the participant first becomes eligible for retirement. Under new accounting guidance adopted in 2016, share-based payments may create a permanent difference between the amount of compensation expense recognized for book and tax purposes. The tax impact of this permanent difference is recognized in earnings in the period it is created.
SCE Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At December 31, 2016, SCE's 13-month weighted-average common equity component of total capitalization was 50.4% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $585 million, resulting in a restriction on net assets of approximately $13.9 billion.

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

	Years ended December 31,
(in millions)	2016	2015	2014
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$1,299	$985	$1,427
Participating securities dividends	—	(1)	(1)
Income from continuing operations available to common shareholders	$1,299	$984	$1,426
Weighted average common shares outstanding	326	326	326
Basic earnings per share – continuing operations	$3.99	$3.02	$4.38
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$1,299	$985	$1,427
Participating securities dividends	—	(1)	(1)
Income from continuing operations available to common shareholders	$1,299	$984	$1,426
Income impact of assumed conversions	1	1	1
Income from continuing operations available to common shareholders and assumed conversions	$1,300	$985	$1,427
Weighted average common shares outstanding	326	326	326
Incremental shares from assumed conversions	4	3	3
Adjusted weighted average shares – diluted	330	329	329
Diluted earnings per share – continuing operations	$3.94	$2.99	$4.33
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 167,795, 2,046,045 and 125,345 shares of common stock for the years ended December 31, 2016, 2015 and 2014, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
Income Taxes
Edison International and SCE estimate their income taxes for each jurisdiction in which they operate. This involves estimating current period tax expense along with assessing temporary differences resulting from differing treatment of items (such as depreciation) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Investment tax credits are deferred and amortized to income tax expense over the lives of the properties or the term of the power purchase agreement of the respective project.
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
Certain solar projects for commercial customers are organized as limited liability companies and have noncontrolling equity investors (referred to as tax equity investors) which are entitled to allocations of earnings, tax attributes and cash flows in accordance with contractual agreements that vary over time. These entities are consolidated for financial reporting purposes but is not subject to income taxes as the taxable income (loss) and investment tax credits are allocated to the respective owners. The total consolidated assets and liabilities of these entities were $74 million and $23 million, respectively, at December 31, 2016 and were $82 million and $32 million, respectively, at December 31, 2015. Income (loss) of these entities are allocated to the noncontrolling interest based on the hypothetical liquidation at book value ("HLBV") accounting method. The HLBV accounting method is an approach that calculates the change in the claims of each member on the net assets of the investment at the beginning and end of each period. Each member’s claim is equal to the amount each party would receive or pay if the net assets of the investment were to liquidate at book value. Under the contract provisions, the tax equity investors' claim on net assets decreases rapidly in early years due to allocation of tax benefits resulting in additional non-operating income allocated to Edison International ($9 million and $16 million in 2016 and 2015, respectively).
New Accounting Guidance
Accounting Guidance Adopted
In April 2015, the FASB issued an accounting standards update that requires debt issuance costs to be presented in the balance sheet as a direct reduction from the carrying amount of the related debt liability, consistent with debt discounts. Previously, accounting guidance required these costs to be presented as a deferred charge asset. Edison International and SCE adopted this guidance in the first quarter of 2016. At December 31, 2016, the amount of debt issuance costs that are reflected as a reduction of "Long-term debt" was $71 million for SCE and $81 million for Edison International. At December 31, 2015, the amount of debt issuance costs that have been reclassified from "Other long-term assets" to a reduction of "Long-term debt" was $77 million for SCE and $81 million for Edison International.
In April 2015, the FASB issued an accounting standards update on fees paid by a customer for software licenses. This new standard provides guidance about whether a cloud computing arrangement includes a software license which may be capitalized in certain circumstances. If a cloud computing arrangement does not include a software license, then the arrangement should be accounted for as a service contract. Edison International and SCE adopted this guidance prospectively, effective January 1, 2016. The adoption of this standard did not have a material impact on Edison International's and SCE's consolidated financial statements.
In May 2015, the FASB issued an accounting standards update which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share or its equivalent as a practical expedient. Edison International and SCE adopted in the fourth quarter of 2016. Certain prior year amounts have been retrospectively adjusted.
In March 2016, the FASB issued an accounting standards update to simplify the accounting for share-based payments. Under this new guidance, the tax effects related to share based payments are recorded through the income statement. Previously, tax benefits in excess of compensation cost ("windfalls") were recorded in equity, and tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls, and then to the income statement. In addition, as part of this new guidance an entity recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period, subject to normal valuation allowance considerations. Edison International and SCE adopted this guidance in the fourth quarter of 2016 using the modified retrospective approach, effective January 1, 2016. As a result, all excess tax benefits resulting from 2016 stock option exercises were reflected in the income statement. Income tax expense for Edison International and SCE was reduced by approximately $28 million and $13 million, respectively, for the year ended December 31, 2016. In addition, Edison International and SCE recorded an increase to beginning retained earnings for pre-2016 stock option exercises that had not been previously recorded in equity ($42 million and $6 million for Edison International and SCE, respectively). On a prospective basis, the excess tax benefits are classified as an operating activity along with other income tax cash flows on the statement of cash flows. Accruals of compensation costs are based on the number of awards that are expected to vest. Edison International and SCE made an accounting policy election to continue to estimate the number of awards that are expected to vest rather than account for forfeitures when they occur.

Accounting Guidance Not Yet Adopted
In May 2014, the FASB issued an accounting standards update on revenue recognition including enhanced disclosures and further amended the standard in 2016. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. This standard will be adopted on January 1, 2018. Edison International and SCE have completed the preliminary phases of their assessment of the impact on the consolidated financial statements and do not believe the adoption of this standard will have a material impact on the results of operations. Edison International and SCE anticipate adopting the standard using the modified retrospective application which means that Edison International and SCE would recognize the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in 2018.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The amendments require equity investments (excluding those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. It also amends certain disclosure requirements associated with the fair value of financial instruments. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. Edison International and SCE will adopt this guidance effective January 1, 2018. The adoption of this standard is not expected to have a material impact on Edison International's and SCE's consolidated financial statements.
In February 2016, the FASB issued an accounting standards update related to lease accounting including enhanced disclosures. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will need to recognize leases on the balance sheet as a right-of-use asset and a related lease liability, and classify the leases as either operating or finance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a higher initial expense pattern due to the interest component. SCE, as a regulated entity, is permitted to continue to have straight-line expense for finance leases, assuming the rate recovery is based upon current payments. Lessees can elect to exclude from the balance sheet short-term contracts one year or less. This guidance is effective January 1, 2019. Early adoption is permitted, but Edison International and SCE do not expect to elect early adoption. The adoption of this standard is expected to increase right-of-use assets and lease liabilities in Edison International's and SCE's consolidated balance sheets. Edison International and SCE are currently evaluating the impact this standard will have on the results of operations and statements of cash flows.
In June 2016, the FASB issued an accounting standards update to amend the guidance on the impairment of financial instruments. The new guidance adds an impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. This guidance applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and loan commitments. This guidance is effective on January 1, 2020. Edison International and SCE are currently evaluating this new guidance.
In August and November 2016, the FASB issued accounting standards updates to amend the guidance on the presentation and classification of certain cash receipts and cash payments in the statement of cash flows to reduce diversity in practice. This guidance addresses eight specific cash flow classification issues, including debt prepayment or extinguishment costs, proceeds from the settlement of corporate-owned life insurance, distributions received from equity method investments and restricted cash. This standard also clarifies the application of the predominance principle where cash receipts and payments have aspects of more than one class of cash flows. The new standard is effective on January 1, 2018. Edison International and SCE are currently evaluating this new guidance.
In January 2017, the FASB issued an accounting standards update to simplify the accounting for goodwill impairment. This accounting standards update changes the procedural steps in applying the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Edison International will apply this guidance to the goodwill impairment test beginning in 2020.

Note 2.    Property, Plant and Equipment
SCE's property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2016	2015
Distribution	$22,332	$20,871
Transmission	12,549	11,592
Generation	3,376	3,138
General plant and other	4,633	4,543
Accumulated depreciation	(9,000)	(8,548)
	33,890	31,596
Construction work in progress	2,790	3,218
Nuclear fuel, at amortized cost	126	131
Total utility property, plant and equipment	$36,806	$34,945
Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant, and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, ranging from 5 to 15 years and commencing upon operational use. Capitalized software costs, included in general plant and other above, were $1.4 billion at both December 31, 2016 and 2015 and accumulated amortization was $0.8 billion and $0.9 billion, at December 31, 2016 and 2015, respectively. Amortization expense for capitalized software was $249 million, $268 million and $271 million in 2016, 2015 and 2014, respectively. At December 31, 2016, amortization expense is estimated to be approximately $243 million annually for 2017 through 2021.
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
The following is SCE's investment in each asset as of December 31, 2016:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Net Book Value	Ownership Interest
Transmission systems:
Eldorado	$235	$10	$21	$—	$224	59%
Pacific Intertie	192	21	80	—	133	50%
Generating station:
Palo Verde (nuclear)	1,959	62	1,547	126	600	16%
Total	$2,386	$93	$1,648	$126	$957
In addition, SCE has ownership interests in jointly owned power poles with other companies.

Note 3.    Variable Interest Entities
A VIE is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. A subsidiary of Edison International is the primary beneficiary of entities that own rooftop solar projects (for further information, see Note 1—Redeemable Noncontrolling Interests). Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.
Variable Interest in VIEs that are not Consolidated
Power Purchase Contracts
SCE has power purchase agreements ("PPAs") that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants and contracts with QFs that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 11. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,353 MW and 4,062 MW at December 31, 2016 and 2015, respectively, and the amounts that SCE paid to these projects were $788 million and $640 million for the years ended December 31, 2016 and 2015, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust I, Trust II, Trust III, Trust IV and Trust V were formed in 2012, 2013, 2014, 2015 and 2016 respectively, for the exclusive purpose of issuing the 5.625%, 5.10%, 5.75%, 5.375% and 5.45% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II, Trust III, Trust IV and Trust V issued to the public trust securities in the face amounts of $475 million, $400 million, $275 million, $325 million and $300 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G, Series H, Series J and Series K Preference Stock issued by SCE in the principal amounts of $475 million, $400 million, $275 million, $325 million and $300 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
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

The Trust I, Trust II, Trust III and Trust IV balance sheets as of December 31, 2016 and 2015 consisted of investments of $475 million, $400 million, $275 million and $325 million in the Series F, Series G, Series H and Series J Preference Stock respectively, $475 million, $400 million, $275 million and $325 million of trust securities, respectively and $10,000 each of common stock. The Trust V balance sheet as of December 31, 2016 consisted of investments of $300 million in the Series K Preference Stock, $300 million of trust securities, and $10,000 of common stock.
The following table provides a summary of the trusts' income statements:

	Years ended December 31,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V
2016
Dividend income	$27	$20	$16	$17	$13
Dividend distributions	27	20	16	17	13
2015
Dividend income	$27	$20	$16	$6	*
Dividend distributions	27	20	16	6	*
2014
Dividend income	$27	$20	$13	*	*
Dividend distributions	27	20	13	*	*
* Not applicable
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2016 and 2015, nonperformance risk was not material for Edison International and SCE.
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
Level 3 – The fair value of SCE's Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes tolling arrangements and derivative contracts that trade infrequently such as congestion revenue rights ("CRRs"). Edison International Parent and Other does not have any Level 3 assets and liabilities.

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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$68	$—	$74
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	1,547	—	—	—	1,547
Fixed Income[3]	865	1,751	—	—	2,616
Short-term investments, primarily cash equivalents	36	170	—	—	206
Subtotal of nuclear decommissioning trusts[4]	2,448	1,921	—	—	4,369
Total assets	2,481	1,927	68	—	4,476
Liabilities at fair value
Derivative contracts	—	—	1,157	—	1,157
Total liabilities	—	—	1,157	—	1,157
Net assets (liabilities)	$2,481	$1,927	$(1,089)	$—	$3,319

	December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$163	$—	$163
Other	28	—	—	—	28
Nuclear decommissioning trusts:
Stocks[2]	1,460	—	—	—	1,460
Fixed Income[3]	947	1,776	—	—	2,723
Short-term investments, primarily cash equivalents	91	81	—	—	172
Subtotal of nuclear decommissioning trusts[4]	2,498	1,857	—	—	4,355
Total assets	2,526	1,857	163	—	4,546
Liabilities at fair value
Derivative contracts	—	22	1,311	(15)	1,318
Total liabilities	—	22	1,311	(15)	1,318
Net assets (liabilities)	$2,526	$1,835	$(1,148)	$15	$3,228

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 70% of SCE's equity investments were located in the United States at both December 31, 2016 and 2015.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $79 million and $111 million at December 31, 2016 and 2015, respectively.

[4]
Excludes net payables of $127 million and $24 million at December 31, 2016 and 2015, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $23 million and $29 million at December 31, 2016 and 2015, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	December 31,
(in millions)	2016	2015
Fair value of net liabilities at beginning of period	$(1,148)	$(902)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	59	(246)
Fair value of net liabilities at end of period	$(1,089)	$(1,148)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(70)	$(311)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
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

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
December 31, 2016	$67	$—	Market simulation model and auction prices	Load forecast	3,708 MW - 22,840 MW
				Power prices[1]	$3.65 - $99.58
				Gas prices[2]	$2.51 - $4.87
December 31, 2015	152	—	Market simulation model and auction prices	Load forecast	6,289 MW - 24,349 MW
				Power prices[1]	$0 - $110.44
				Gas prices[2]	$1.98 - $5.72
Tolling
December 31, 2016	—	1,154	Option model	Volatility of gas prices	15% - 48% (20%)
				Volatility of power prices	29% - 71% (40%)
				Power prices	$23.40 - $51.24 ($34.70)
December 31, 2015	10	1,297	Option model	Volatility of gas prices	15% - 58% (20%)
				Volatility of power prices	26% - 38% (30%)
				Power prices	$24.15 - $46.93 ($34.80)
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
SCE's investment policies and CPUC requirements place limitations on the types and investment grade ratings of the securities that may be held by the nuclear decommissioning trust funds. These policies restrict the trust funds from holding alternative investments and limit the trust funds' exposures to investments in highly illiquid markets. With respect to equity and fixed income securities, the trustee obtains prices from third-party pricing services which SCE is able to independently corroborate as described below. The trustee monitors prices supplied by pricing services, including reviewing prices against defined parameters' tolerances and performs research and resolves variances beyond the set parameters. SCE corroborates the fair values of securities by comparison to other market-based price sources obtained by SCE's investment managers. Differences outside established thresholds are followed-up with the trustee and resolved. For each reporting period, SCE reviews the trustee determined fair value hierarchy and overrides the trustee level classification when appropriate.
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2016		December 31, 2015
(in millions)	Carrying Value[1]	Fair Value	Carrying Value[1]	Fair Value
Edison International	$11,156	$12,368	$11,178	$12,252
SCE	10,333	11,539	10,539	11,592

[1]	Carrying value is net of debt issuance costs.
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
Note 5.    Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2016) of Edison International and SCE:

	December 31,
(in millions)	2016	2015
Edison International Parent and Other:
Debentures and notes:
2017 – 2023 (2.95% to 3.75%)	$800	$614
Other long-term debt	32	31
Current portion of long-term debt	(402)	(216)
Unamortized debt discount and issuance costs, net	(9)	(6)
Total Edison International Parent and Other	421	423
SCE:
First and refunding mortgage bonds:
2017 – 2045 (1.125% to 6.05%)	9,357	9,436
Pollution-control bonds:
2028 – 2035 (1.375% to 5.0%)[1]	774	909
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	307	307
Current portion of long-term debt	(579)	(79)
Unamortized debt discount and issuance costs, net	(105)	(113)
Total SCE	9,754	10,460
Total Edison International	$10,175	$10,883

[1]
Excludes outstanding bonds that have not been retired and may be remarketed to investors in the future. These bonds have variable rates and are due in 2031 and 2033 at December 31, 2016 and 2031 at December 31, 2015.

Edison International and SCE long-term debt maturities over the next five years are the following:

(in millions)	Edison International	SCE
2017	$981	$579
2018	482	479
2019	82	79
2020	80	79
2021	580	579
Project Financings
As of December 31, 2016 and 2015, indirect subsidiaries of Edison Energy Group owning solar projects had approximately $22 million and $25 million outstanding under a 7-year term financing due in 2022 at a weighted average interest rate of 3.50% and 3.11%. In addition, tax equity investors in these solar projects receive 99% of taxable profits and losses and tax credits of the projects as determined for federal income tax purposes for a six-year period following the completion of the portfolio of projects and receive a priority return of 2% of their investment per year. After the six-year period, the tax equity investor receives 5% of the taxable profits and losses and cash flow. A subsidiary of Edison Energy Group has a call option for a nine-month period following five years after completion of the portfolio of projects to purchase the tax equity investors interest and the tax equity investor has the right to put its ownership interest to such subsidiary in the event that the call option is not exercised.
An indirect subsidiary of Edison Energy Group also entered into a non-recourse debt financing to support equity contributions in certain solar projects through June 30, 2017. The maturity date of the borrowings under this agreement is December 31, 2036. As of December 31, 2016 and 2015, there was $10 million and $6 million outstanding under this agreement at a weighted average interest rate of 9%.
Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio be met. At December 31, 2016, SCE was in compliance with this debt covenant.
All of the properties subject to the Edison Energy Group project financings discussed above are subject to a lien.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at December 31, 2016:

(in millions)	Edison International Parent	SCE
Commitment	$1,250	$2,750
Outstanding borrowings	(538)	(769)
Outstanding letters of credit	—	(91)
Amount available	$712	$1,890
SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively, with both maturing in July 2021. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At December 31, 2016, commercial paper supported by SCE's credit facility, net of discount, was $769 million at a weighted-average interest rate of 0.9%. At December 31, 2016, letters of credit issued under SCE's credit facility aggregated $91 million and are scheduled to expire in twelve months or less. At December 31, 2015, the outstanding commercial paper, net of discount, was $49 million at a weighted-average interest rate of 0.51%.

At December 31, 2016, Edison International Parent's outstanding commercial paper, net of discount, was $538 million at a weighted-average interest rate of 0.97%. This commercial paper was supported by the $1.25 billion multi-year revolving credit facility. At December 31, 2015, the outstanding commercial paper, net of discount, was $646 million at a weighted-average interest rate of 0.78%.
Debt Financing Subsequent to December 31, 2016
In January 2017, SCE borrowed $300 million under a Term Loan Agreement with a variable interest rate, initially set at 1.483%, due in July 2018. The proceeds were used for general corporate purposes.
In January 2017, SCE reissued $135 million of 2.625% pollution-control bonds with a mandatory purchase date in December 2023. These bonds mature in November 2033. The proceeds were used for general corporate purposes.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $12 million and $38 million as of December 31, 2016 and 2015, respectively, for which SCE has posted $12 million collateral and no collateral to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2016, SCE would be required to post $4 million of additional collateral of which $4 million is related to outstanding payables that are net of collateral already posted.

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

	December 31, 2016
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$74	$1	$75	$217	$941	$1,158	$1,083
Gross amounts offset in consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$73	$1	$74	$216	$941	$1,157	$1,083

	December 31, 2015
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$81	$84	$165	$235	$1,100	$1,335	$1,170
Gross amounts offset in consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	(15)	—	(15)	(15)
Net amounts presented in the consolidated balance sheets	$79	$84	$163	$218	$1,100	$1,318	$1,155

[1]
In addition, at December 31, 2016, SCE received $2 million of collateral that is not offset against derivative assets and is reflected in "Other current liabilities" on the consolidated balance sheets. At December 31, 2015, SCE had posted $31 million of cash collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2016	2015	2014
Realized losses	$(59)	$(148)	$(57)
Unrealized gains (losses)	84	(182)	(147)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2016	2015
Electricity options, swaps and forwards	GWh	1,816	6,221
Natural gas options, swaps and forwards	Bcf	36	32
Congestion revenue rights	GWh	93,319	109,740
Tolling arrangements	GWh	61,093	70,663
Note 7.    Income Taxes
Current and Deferred Taxes
Edison International's sources of income (loss) before income taxes are:

	Years ended December 31,
(in millions)	2016	2015	2014
Income from continuing operations before income taxes	$1,590	$1,568	$1,979
Income (loss) from discontinued operations before income taxes	1	15	(525)
Income before income tax	$1,591	$1,583	$1,454
The components of income tax expense (benefit) by location of taxing jurisdiction are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Current:
Federal	$(46)	$18	$(99)	$75	$72	$(89)
State	33	19	20	93	127	101
	(13)	37	(79)	168	199	12
Deferred:
Federal	176	340	454	112	298	476
State	14	109	68	(24)	10	(14)
	190	449	522	88	308	462
Total continuing operations	177	486	443	256	507	474
Discontinued operations[1]	(11)	(21)	(710)	—	—	—
Total	$166	$465	$(267)	$256	$507	$474

[1]	See Note 15 for a discussion of discontinued operations related to EME.

The components of net accumulated deferred income tax liability are:

	Edison International		SCE
	December 31,
(in millions)	2016	2015	2016	2015
Deferred tax assets:
Property and software related	$549	$675	$548	$675
Nuclear decommissioning trust assets in excess of nuclear ARO liability	348	360	348	360
Loss and credit carryforwards	1,418	1,388	—	—
Regulatory balancing accounts	15	21	15	21
Pension and PBOPs	300	337	93	154
Other	419	499	408	411
Sub-total	3,049	3,280	1,412	1,621
Less valuation allowance	24	32	—	—
Total	3,025	3,248	1,412	1,621
Deferred tax liabilities:
Property-related	10,330	9,606	10,330	9,600
Capitalized software costs	237	207	237	207
Regulatory balancing accounts	134	202	134	202
Nuclear decommissioning trust assets	348	360	348	360
PBOPs	13	71	13	71
Other	202	189	148	161
Total	11,264	10,635	11,210	10,601
Accumulated deferred income tax liability, net[1]	$8,239	$7,387	$9,798	$8,980

[1]	Included in deferred income taxes and credits.
Net Operating Loss and Tax Credit Carryforwards
The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE
	December 31, 2016
(in millions)	Loss Carryforwards	Credit Carryforwards	Loss Carryforwards	Credit Carryforwards
Expire between 2017 to 2035	$1,095	$430	$20	$25
No expiration date	—	69	—	37
Total[1]	$1,095	$499	$20	$62

[1]	Deferred tax assets for net operating loss and tax credit carryforwards are reduced by unrecognized tax benefits of $176 million and $82 million for Edison International and SCE, respectively.
Edison International has recorded a valuation allowance of $24 million for state net operating loss carryforwards estimated to expire unused. In 2016, Edison International determined that $8 million of the assets subject to a valuation allowance, had no expectation of recovery and were written off.
At December 31, 2015, Edison International and SCE had $42 million and $6 million, respectively, of federal net operating loss carryforwards related to the tax benefit on employee stock plans that would be recorded to additional paid-in capital when realized. In March 2016, the FASB issued an accounting standards update to simplify the accounting for share-based payments. As part of this new guidance adopted in 2016, Edison International and SCE recorded an increase to beginning retained earnings for these amounts. Refer to Note 1 for further information.
Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $242 million and $210 million related to Capistrano Wind at December 31, 2016 and 2015, respectively. Under a tax allocation agreement, Edison International has recorded the liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind of these tax benefits when realized.
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE
	Years ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Income from continuing operations before income taxes	$1,590	$1,568	$1,979	$1,755	$1,618	$2,039
Provision for income tax at federal statutory rate of 35%	556	549	693	614	566	714
Increase in income tax from:
Items presented with related state income tax, net:
Regulatory asset write-off[1]	—	382	—	—	382	—
State tax, net of federal benefit	29	5	56	43	34	55
Property-related[2]	(362)	(341)	(252)	(362)	(341)	(252)
Change related to uncertain tax positions	(4)	(67)	5	(8)	(94)	12
San Onofre OII settlement	—	—	(23)	—	—	(23)
Share-based compensation[3]	(28)	—	—	(13)	—	—
Other	(14)	(42)	(36)	(18)	(40)	(32)
Total income tax expense from continuing operations	$177	$486	$443	$256	$507	$474
Effective tax rate	11.1%	31.0%	22.4%	14.6%	31.3%	23.2%
1 Includes federal and state.

[2]	Includes incremental repair benefits. See discussion of repair deductions below.

[3]	Includes state taxes of $(4) million and $(1) million for Edison International and SCE, respectively. Refer to Note 1 for further information.
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
Repair Deductions
Edison International made voluntary elections in 2009 and 2011 to change its tax accounting method for certain tax repair costs incurred on SCE's transmission, distribution and generation assets. Incremental repair deductions represent amounts recognized for regulatory accounting purposes in excess of amounts included in the authorized revenue requirements through the GRC proceedings. Incremental repair deductions for the years 2012 – 2014 resulted in additional income tax benefits of $133 million in 2014.
As part of the final decision in SCE's 2015 GRC, the CPUC adopted a rate base offset associated with these incremental tax repair deductions during 2012 – 2014. The 2015 rate base offset is $324 million and amortizes on a straight line basis over 27 years. As a result of the rate base offset included in the final decision, SCE recorded an after tax charge of $382 million in 2015 to write down the net regulatory asset for recovery of deferred income taxes related to 2012 – 2014 incremental tax repair deductions which is reflected in "Income tax expense" on the consolidated statements of income. The amount of tax repair deductions the CPUC used to establish the rate base offset was based on SCE's forecast of 2012 – 2014 tax repair deductions from the Notice of Intent filed in the 2015 GRC. The amount of tax repair deductions included in the Notice of Intent was less than the actual tax repair deductions SCE reported on its 2012 through 2014 income tax returns. In April 2016, the CPUC granted SCE's request to reduce SCE's BRRBA by $234 million in future periods subject to the timing and final outcome of audits that may be conducted by tax authorities. The refunds will result in flowing incremental tax benefits for 2012 – 2014 to customers. SCE refunded $133 million ($79 million after-tax) during the second quarter of 2016. SCE did not record a gain or loss from this reduction. Regulatory assets recorded from flow through tax benefits are recovered through SCE's general rate case proceedings.
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
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits for continuing and discontinued operations:

	Edison International			SCE
	December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Balance at January 1,	$529	$576	$815	$353	$441	$532
Tax positions taken during the current year:
Increases	36	54	65	36	48	57
Tax positions taken during a prior year:
Increases	2	66	1	—	23	—
Decreases[1]	(96)	(165)	(143)	(18)	(159)	(93)
Decreases for settlements during the period[2]	—	(2)	(162)	—	—	(55)
Balance at December 31,	$471	$529	$576	$371	$353	$441

[1]
Decreases in prior year tax positions for 2016 relate to state tax receivables on various claims. Due to the tax risks associated with these claims, the tax benefits were fully reserved at the time the asset was recorded. During 2016, the Company has determined that it will not recognize these assets so the tax benefit and related tax reserve were written off. Decreases in tax positions for 2015 relate primarily to re-measurement of uncertain tax positions in connection with receipt of the IRS Revenue Agent Report in June 2015. See discussions in Tax Disputes below.

[2]	In the fourth quarter of 2014, Edison International has settled all open tax positions with the IRS for taxable years 2003 through 2006.
As of December 31, 2016 and 2015, if recognized, $347 million and $440 million, respectively, of the unrecognized tax benefits would impact Edison International's effective tax rate; and $243 million and $256 million, respectively, of the unrecognized tax benefits would impact SCE's effective tax rate.
Tax Disputes
Tax Years 2007 – 2012
Edison International has reached a tentative settlement agreement with the IRS for the 2007 – 2012 tax years. The final agreement, when approved, is not expected to have a material impact on the financial statements.
During 2015, the Company received the IRS Revenue Agent Report for the 2010 – 2012 tax years. Edison International's and SCE's tax reserves were re-measured at that time and $94 million and $100 million, respectively, of income tax benefits were recorded in the comparable quarter for the prior year.
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2007 – 2015 and 2003 – 2015, respectively.

Accrued Interest and Penalties
The total amount of accrued interest and penalties related to income tax liabilities for continuing and discontinued operations are:

	Edison International		SCE
	Years ended December 31,
(in millions)	2016	2015	2016	2015
Accrued interest and penalties	$128	$122	$41	$40
The net after-tax interest and penalties recognized in income tax expense for continuing and discontinued operations are:

	Edison International			SCE
	December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Net after-tax interest and penalties tax benefit	$6	$9	$41	$2	$14	$16
Note 8.    Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The following employer contributions were made for continuing operations:

	Edison International	SCE
(in millions)	Years ended December 31,
2016	$69	$68
2015	73	72
2014	71	70
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $136 million and $85 million, respectively, for the year ending December 31, 2017. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
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

Information on pension plan assets and benefit obligations for continuing and discontinued operations is shown below.

	Edison International		SCE
	Years ended December 31,
(in millions)	2016	2015	2016	2015
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,374	$4,517	$3,878	$3,999
Service cost	139	142	132	133
Interest cost	171	170	150	150
Actuarial gain	(125)	(149)	(140)	(143)
Benefits paid	(275)	(305)	(229)	(261)
Other	—	(1)	—	—
Projected benefit obligation at end of year	$4,284	$4,374	$3,791	$3,878
Change in plan assets
Fair value of plan assets at beginning of year	$3,298	$3,454	$3,080	$3,217
Actual return on plan assets	262	30	239	27
Employer contributions	103	119	82	97
Benefits paid	(275)	(305)	(229)	(261)
Fair value of plan assets at end of year	$3,388	$3,298	$3,172	$3,080
Funded status at end of year	$(896)	$(1,076)	$(619)	$(798)
Amounts recognized in the consolidated balance sheets consist of [1]:
Long-term assets	$2	$—	$—	$—
Current liabilities	(50)	(27)	(4)	(4)
Long-term liabilities	(848)	(1,049)	(615)	(794)
	$(896)	$(1,076)	$(619)	$(798)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(1)	$—	$—	$—
Net loss[1]	93	96	24	27
	$92	$96	$24	$27
Amounts recognized as a regulatory asset	$574	$675	$574	$675
Total not yet recognized as expense	$666	$771	$598	$702
Accumulated benefit obligation at end of year	$4,138	$4,200	$3,683	$3,744
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$4,284	$4,374	$3,791	$3,878
Accumulated benefit obligation	4,138	4,200	3,683	3,744
Fair value of plan assets	3,388	3,298	3,172	3,080
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	3.94%	4.18%	3.94%	4.18%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

[1]
The SCE liability excludes a long-term payable due to Edison International Parent of $124 million and $123 million at December 31, 2016 and 2015, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent. SCE's accumulated other comprehensive loss of $24 million and $27 million at December 31, 2016 and 2015, respectively, excludes net loss of $20 million and $18 million related to these benefits.

Pension expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$139	$142	$133	$136	$139	$128
Interest cost	172	170	181	156	155	164
Expected return on plan assets	(220)	(233)	(229)	(205)	(217)	(213)
Settlement costs[1]	—	—	45	—	—	42
Curtailment gain	—	—	(4)	—	—	—
Amortization of prior service cost	4	5	5	4	5	5
Amortization of net loss[2]	27	40	12	23	35	7
Expense under accounting standards	122	124	143	114	117	133
Regulatory adjustment (deferred)	(21)	(6)	8	(21)	(6)	8
Total expense recognized	$101	$118	$151	$93	$111	$141

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International was zero for the both the years ended December 31, 2016 and 2015 and $3 million for the year ended December 31, 2014.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $10 million and $6 million, respectively, for the year ended December 31, 2016. The amount reclassified for Edison International and SCE was $14 million and $8 million, respectively, for the year ended December 31, 2015. The amount reclassified for Edison International and SCE was $9 million and $4 million, respectively, for the year ended December 31, 2014.

Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. Lump-sum payments to employees retiring in 2014 from the SCE Retirement Plan (primarily due to workforce reductions described below) exceeded the estimated service and interest costs for that year. A settlement requires re-measurement of both the plan pension obligations and plan assets as of the date of the settlement. Re-measurement assumption changes result in actuarial gains and losses which are combined with previous unrecognized gains and losses. After re-measurement, GAAP requires an acceleration of a portion of unrecognized net losses attributable to such lump-sum payments as additional pension expense as reflected in the above table. The additional pension expense related to SCE did not impact net income as such amounts are probable of recovery through future rates.
Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss for continuing operations:

	Edison International			SCE
	Years ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Net loss (gain)	$6	$7	$85	$4	$(9)	$37
Amortization of net loss and other	(10)	(15)	(13)	(6)	(9)	(4)
Total recognized in other comprehensive loss	$(4)	$(8)	$72	$(2)	$(18)	$33
Total recognized in expense and other comprehensive loss	$97	$110	$223	$91	$93	$174

In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated pension amounts that will be amortized to expense in 2017 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net loss to be amortized[1]	$19	$15
Unrecognized prior service cost to be amortized	3	3

[1]	The amount of net loss expected to be reclassified from other comprehensive loss for Edison International's continuing operations and SCE is $10 million and $6 million, respectively.
Edison International and SCE used the following weighted-average assumptions to determine pension expense for continuing operations:

	Years ended December 31,
	2016	2015	2014
Discount rate	4.18%	3.85%	4.50%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	7.00%	7.00%	7.00%
The following benefit payments, which reflect expected future service, are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2017	$346	$271
2018	332	298
2019	344	300
2020	341	304
2021	341	304
2022 – 2026	1,566	1,396
Postretirement Benefits Other Than Pensions ("PBOP(s)")
Most employees retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, vision and life insurance benefits. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Under the terms of the Edison International Welfare Benefit Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP benefits with respect to its employees and former employees. A participating employer may terminate the PBOP benefits with respect to its employees and former employees, as may SCE (as Plan sponsor), and, accordingly, the participants' PBOP benefits are not vested benefits.
The expected contributions (substantially all of which are expected to be made by SCE) for PBOP benefits are $21 million for the year ended December 31, 2017. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
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
Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$2,350	$2,784	$2,341	$2,775
Service cost	35	46	34	46
Interest cost	97	102	97	102
Special termination benefits	2	(2)	2	(2)
Plan Amendments	(6)	—	(6)	—
Actuarial gain	(110)	(500)	(110)	(500)
Plan participants' contributions	19	20	19	20
Benefits paid	(111)	(100)	(111)	(100)
Benefit obligation at end of year	$2,276	$2,350	$2,266	$2,341
Change in plan assets
Fair value of plan assets at beginning of year	$2,036	$2,086	$2,036	$2,086
Actual return on assets	137	6	137	6
Employer contributions	21	24	21	24
Plan participants' contributions	19	20	19	20
Benefits paid	(111)	(100)	(111)	(100)
Fair value of plan assets at end of year	$2,102	$2,036	$2,102	$2,036
Funded status at end of year	$(174)	$(314)	$(164)	$(305)
Amounts recognized in the consolidated balance sheets consist of:
Current liabilities	$(14)	$(15)	$(13)	$(15)
Long-term liabilities	(160)	(299)	(151)	(290)
	$(174)	$(314)	$(164)	$(305)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$4	$4	$—	$—
Amounts recognized as a regulatory asset	$136	$174	$136	$174
Total not yet recognized as expense	$140	$178	$136	$174
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.29%	4.55%	4.29%	4.55%
Assumed health care cost trend rates:
Rate assumed for following year	7.00%	7.50%	7.00%	7.50%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2022	2022	2022	2022
During 2016 and 2015, the PBOP plan had actuarial gains of $110 million and $500 million, respectively. The 2016 actuarial gain is primarily related to $165 million in experience gain, offsetting by $95 million loss from a decrease in the discount rate (from 4.55% as of December 31, 2015 to 4.29% as of December 31, 2016), and the adoption of new mortality tables, as discussed below. The 2015 actuarial gain is primarily related to $300 million in experience gains, $140 million of income from an increase in the discount rate (from 4.16% at December 31, 2014 to 4.55% as of December 31, 2015) due to higher interest rates, and the adoption of new mortality tables, as discussed below.

In 2016 and 2015, Edison International and SCE adopted new mortality tables that the Society of Actuaries released in October each year that reflect changes in life expectancy. At December 31, 2016 and 2015, this adoption resulted in a change in Edison International's PBOP plans' accumulated postretirement benefit obligation of $(40) million and $(62) million, respectively, including $(40) million and $(61) million, respectively, for SCE.
PBOP expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Service cost	$35	$46	$40	$34	$46	$40
Interest cost	97	102	117	97	102	117
Expected return on plan assets	(112)	(116)	(108)	(112)	(116)	(108)
Special termination benefits[1]	2	1	3	2	1	3
Amortization of prior service credit	(2)	(12)	(36)	(2)	(12)	(35)
Amortization of net loss	—	3	6	—	2	5
Total expense	$20	$24	$22	$19	$23	$22

[1]	Due to the reduction in workforce, SCE has incurred costs for extended retiree health care coverage.
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated PBOP amounts that will be amortized to expense in 2017 for continuing operations are as follows:

	Edison International	SCE
Unrecognized prior service credit to be amortized	$(2)	$(2)
Edison International and SCE used the following weighted-average assumptions to determine PBOP expense for continuing operations:

	Years ended December 31,
	2016	2015	2014
Discount rate	4.55%	4.16%	5.00%
Expected long-term return on plan assets	5.60%	5.50%	5.50%
Assumed health care cost trend rates:
Current year	7.50%	7.75%	7.75%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2022	2021	2020
A one-percentage-point change in assumed health care cost trend rate would have the following effects on continuing operations:

	Edison International		SCE
(in millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on accumulated benefit obligation as of December 31, 2016	$244	$(200)	$243	$(199)
Effect on annual aggregate service and interest costs	11	(9)	11	(9)

The following benefit payments are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2017	$98	$98
2018	102	102
2019	105	105
2020	109	109
2021	113	112
2022 – 2026	612	609
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for 2016 pension plan assets were 29% for U.S. equities, 17% for non-U.S. equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. Target allocations for 2016 PBOP plan assets (except for Represented VEBA which is 85% for fixed income, 10% for opportunistic/private equities, and 5% global equities) are 41% for U.S. equities, 17% for non-U.S. equities, 34% for fixed income, 7% for opportunistic and/or alternative investments, and 1% for other investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.
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
Fair Value of Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust (Master Trust) assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. The fair value of the underlying investments in equity mutual funds are based on stock-exchange prices. The fair value of the underlying investments in fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. Common/collective funds and partnerships are measured at fair value using the net asset value per share ("NAV") and have not been classified in the fair value hierarchy. Other investment entities are valued similarly to common/collective funds and are therefore classified as NAV. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable and classified as NAV and are discussed further at Note 8 to the pension plan master trust investments table below.
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

Pension Plan
The following table sets forth the Master Trust investments for Edison International and SCE that were accounted for at fair value as of December 31, 2016 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	NAV[1]	Total
U.S. government and agency securities[2]	$217	$309	$—	$—	$526
Corporate stocks[3]	720	15	—	—	735
Corporate bonds[4]	—	725	—	—	725
Common/collective funds[5]	—	—	—	692	692
Partnerships/joint ventures[6]	—	—	—	333	333
Other investment entities[7]	—	—	—	253	253
Registered investment companies[8]	124	—	—	6	130
Interest-bearing cash	42	—	—	—	42
Other	—	112	—	—	112
Total	$1,103	$1,161	$—	$1,284	$3,548
Receivables and payables, net					(160)
Net plan assets available for benefits					$3,388
SCE's share of net plan assets					$3,172
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2015 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	NAV[1]	Total
U.S. government and agency securities[2]	$127	$298	$—	$—	$425
Corporate stocks[3]	720	16	—	—	736
Corporate bonds[4]	—	755	—	—	755
Common/collective funds[5]	—	—	—	640	640
Partnerships/joint ventures[6]	—	—	—	325	325
Other investment entities[7]	—	—	—	263	263
Registered investment companies[8]	117	—	—	4	121
Interest-bearing cash	6	—	—	—	6
Other	1	96	—	—	97
Total	$971	$1,165	$—	$1,232	$3,368
Receivables and payables, net					(70)
Net plan assets available for benefits					$3,298
SCE's share of net plan assets					$3,080

[1]
These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.

[2]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

[3]
Corporate stocks are diversified. At December 31, 2016 and 2015, respectively, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (62%) and (59%) and Morgan Stanley Capital International (MSCI) index (38%) and (41%).

[4]
Corporate bonds are diversified. At December 31, 2016 and 2015, respectively, this category includes $76 million and $123 million for collateralized mortgage obligations and other asset backed securities of which $27 million and $25 million are below investment grade.

[5]
At December 31, 2016 and 2015, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's (S&P 500) Index (45% and 46%) and Russell 1000 indexes (15% and 14%). At December 31, 2016 and 2015, 15% and 16% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index exUS and MSCI Europe, Australasia and Far East (EAFE) Index, respectively. A non-index U.S. equity fund representing 23% and 22% of this category for 2016 and 2015, respectively, is actively managed.

[6]
At December 31, 2016 and 2015, respectively, 55% and 51% are invested in private equity funds with investment strategies that include branded consumer products, clean technology and California geographic focus companies, 22% and 20% are invested in publicly traded fixed income securities, 18% and 14% are invested in a broad range of financial assets in all global markets and 4% and 15% of the remaining partnerships are invested in asset backed securities, including distressed mortgages and commercial and residential loans and debt and equity of banks.

[7]
Other investment entities were primarily invested in (1) emerging market equity securities, (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets, and (3) domestic mortgage backed securities.

[8]
Level 1 of registered investment companies primarily consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. The funds classified as NAV primarily consisted of a fixed income securities fund.

At December 31, 2016 and 2015, respectively, approximately 69% and 63% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Postretirement Benefits Other than Pensions
The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2016 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	NAV[1]	Total
U.S. government and agency securities[2]	$222	$59	$—	$—	$281
Corporate stocks[3]	230	—	—	—	230
Corporate notes and bonds[4]	—	877	—	—	877
Common/collective funds[5]	—	—	—	462	462
Partnerships[6]	—	—	—	79	79
Registered investment companies[7]	48	—	—	1	49
Interest bearing cash	48	—	—	—	48
Other[8]	4	103	—	—	107
Total	$552	$1,039	$—	$542	$2,133
Receivables and payables, net					(31)
Combined net plan assets available for benefits					$2,102

The following table sets forth the VEBA Trust assets for SCE that were accounted for at fair value as of December 31, 2015 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	NAV[1]	Total
U.S. government and agency securities[2]	$200	$42	$—	$—	$242
Corporate stocks[3]	222	—	—	—	222
Corporate notes and bonds[4]	—	867	—	—	867
Common/collective funds[5]	—	—	—	424	424
Partnerships[6]	—	—	—	93	93
Registered investment companies[7]	60	—	—	3	63
Interest bearing cash	31	—	—	—	31
Other[8]	5	113	—	—	118
Total	$518	$1,022	$—	$520	$2,060
Receivables and payables, net					(24)
Combined net plan assets available for benefits					$2,036

[1]
These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.

[2]	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.

[3]	Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (47%) and the MSCI All Country World Index (53%) for both 2016 and 2015.

[4]
Corporate notes and bonds are diversified and include approximately $47 million and $27 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2016 and 2015, respectively.

[5]
At December 31, 2016 and 2015, respectively, 39% and 38% of the common/collective assets are invested in a large cap index fund which seeks to track performance of the Russell 1000 index. 39% and 41% of the remaining assets in this category are in index funds which seek to track performance in the MSCI All Country World Index Investable Market Index and MSCI Europe, Australasia and Far East (EAFE) Index. 18% and 17% in a non-index U.S. equity fund which is actively managed.

[6]
At December 31, 2016 and 2015, respectively, 59% and 56% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. 31% and 21% are invested in a broad range of financial assets in all global markets. 9% and 23% of the remaining partnerships category is invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks.

[7]	Level 1 registered investment companies consist of a money market fund.

[8]	Other includes $76 million and $97 million of municipal securities at December 31, 2016 and 2015, respectively.
At December 31, 2016 and 2015, respectively, approximately 63% and 71% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Stock-Based Compensation
Edison International maintains a shareholder approved incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is 66 million shares, plus the number of any shares awarded under Edison International's prior plans that are outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued ("carry-over shares"). As of December 31, 2016, Edison International had approximately 32 million shares remaining available for new award grants under its stock-based compensation plans.

The following table summarizes total expense and tax benefits (expense) associated with stock based compensation:

	Edison International			SCE
	Years ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Stock-based compensation expense[1]:
Stock options	$14	$14	$16	$7	$8	$8
Performance shares	13	7	16	6	4	8
Restricted stock units	6	7	7	3	4	4
Other	1	1	1	—	—	—
Total stock-based compensation expense	$34	$29	$40	$16	$16	$20
Income tax benefits related to stock compensation expense	$41	$12	$16	$20	$7	$8
Excess tax benefits[2]	—	15	15	—	23	20

[1]	Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.

[2]
Reflected in "Settlements of stock-based compensation, net" in the financing section of Edison International's and SCE's consolidated statements of cash flows, "Common stock" in Edison International's consolidated balance sheets and "Additional paid-in capital" in SCE's consolidated balance sheets. Edison International and SCE adopted the new accounting guidance for shared-based payments, see Note 1 for further information.

Stock Options
Under various plans, Edison International has granted stock options at exercise prices equal to the closing price at the grant date. Prior to 2007, average of the high and low price was used. Edison International may grant stock options and other awards related to, or with a value derived from, its common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of four years of continuous service, with expense recognized evenly over the requisite service period, except for awards granted to retirement-eligible participants, as discussed in "Stock-Based Compensation" in Note 1. Additionally, Edison International will substitute cash awards to the extent necessary to pay tax withholding or any government levies.
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2016	2015	2014
Expected terms (in years)	5.9	5.9	6.0
Risk-free interest rate	1.2% – 2.2%	1.6% – 2.1%	1.8% – 2.1%
Expected dividend yield	2.5% – 3.0%	2.6% – 3.2%	2.4% – 2.7%
Weighted-average expected dividend yield	2.9%	2.6%	2.7%
Expected volatility	17.2% – 17.5%	16.4% – 17.0%	17.8% – 19.1%
Weighted-average volatility	17.4%	16.5%	18.9%
The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity equals the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2016. The volatility period used was 71 months, 71 months and 72 months at December 31, 2016, 2015 and 2014, respectively.

The following is a summary of the status of Edison International's stock options:

		Weighted-Average
	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2015	12,866,597	$45.93
Granted	2,120,009	67.41
Expired	—	—
Forfeited	(274,166)	64.02
Exercised	(3,167,939)	42.93
Outstanding at December 31, 2016	11,544,501	50.26	6.02
Vested and expected to vest at December 31, 2016	11,437,110	50.12	5.99	$250
Exercisable at December 31, 2016	7,685,341	$43.99	4.93	$215
SCE:
Outstanding at December 31, 2015	5,840,057	$47.77
Granted	959,478	67.36
Expired	—	—
Forfeited	(120,842)	61.96
Exercised	(1,705,053)	44.59
Transfers, net	(246,224)	59.29
Outstanding at December 31, 2016	4,727,416	51.81	6.24
Vested and expected to vest at December 31, 2016	4,667,784	51.63	6.21	$95
Exercisable at December 31, 2016	2,782,770	$44.04	4.84	$78
At December 31, 2016, total unrecognized compensation cost related to stock options and the weighted-average period the cost is expected to be recognized are as follows:

(in millions)	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures	$13	$8
Weighted-average period (in years)	2.3	2.3

Supplemental Data on Stock Options

	Edison International			SCE
	Years ended December 31,
(in millions, except per award amounts)	2016	2015	2014	2016	2015	2014
Stock options:
Weighted average grant date fair value per option granted	$7.38	$7.54	$7.26	$7.50	$7.53	$7.34
Fair value of options vested	11	20	17	5	11	9
Cash used to purchase shares to settle options	220	170	300	118	69	181
Cash from participants to exercise stock options	136	113	205	77	45	125
Value of options exercised	84	57	95	41	24	56
Tax benefits from options exercised	34	23	39	17	10	23
Performance Shares
A target number of contingent performance shares were awarded to executives in March 2016, 2015 and 2014 and vest at December 31, 2018, 2017 and 2016, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents). Performance shares awarded in 2014 that are earned are settled half in cash and half in common stock, while performance shares awarded in 2016 and 2015 that are earned are settled solely in cash. The portion of performance shares that can be settled in cash is classified as a share-based liability award. The fair value of these shares is remeasured at each reporting period, and the related compensation expense is adjusted. The portion of performance shares payable in common stock is classified as a share-based equity award. Compensation expense related to these shares is based on the grant-date fair value, which for each share is determined as the closing price of Edison International common stock on the grant date. However, with respect to the portion of the performance shares payable in common stock that is subject to the financial performance condition defined in the grants, the number of performance shares expected to be earned is subject to revision and updated at each reporting period, with a related adjustment to compensation expense. Performance shares expense is recognized ratably over the requisite service period based on the fair values determined (subject to the adjustments discussed above), except for awards granted to retirement-eligible participants.
The fair value of market condition performance shares is determined using a Monte Carlo simulation valuation model.

The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards		Liability Awards
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Fair Value
Edison International:
Nonvested at December 31, 2015	57,779	$61.18	165,629	$68.44
Granted	—	—	111,754
Forfeited	(1,258)	60.83	(13,502)
Vested[1]	(56,521)	61.18	(56,384)
Nonvested at December 31, 2016	—	—	207,497	84.30
SCE:
Nonvested at December 31, 2015	32,463	$62.01	90,393	$68.64
Granted	—	—	50,599
Forfeited	(1,012)	49.73	(5,751)
Vested[1]	(29,080)	50.75	(28,963)
Affiliate transfers, net	(2,371)	72.10	(9,611)
Nonvested at December 31, 2016	—	—	96,667	84.25

[1]	Relates to performance shares that will be paid in 2017 as performance targets were met at December 31, 2016.
Restricted Stock Units
Restricted stock units were awarded to Edison International's and SCE's executives in March 2016, 2015 and 2014 and vest and become payable on January 2, 2019, January 2, 2018 and January 3, 2017, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants.
The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	248,143	$57.89	134,375	$58.13
Granted	123,266	67.42	55,800	67.37
Forfeited	(16,435)	63.73	(7,580)	61.45
Vested	(9,579)	52.01	(8,032)	56.53
Affiliate transfers, net	—	—	(13,775)	62.09
Nonvested at December 31, 2016	345,395	61.05	160,788	60.80
The fair value for each restricted stock unit awarded is determined as the closing price of Edison International common stock on the grant date.

Workforce Reductions
SCE continues to focus on productivity improvements to mitigate rate pressure from its capital program, optimize its cost structure and improve operational efficiency. During the year ended December 31, 2016, SCE increased the estimated impact for approved workforce reductions.

The following table provides a summary of changes in the accrued severance liability associated with these reductions:

(in millions)
Balance at January 1, 2016	$22
Additions	21
Payments	(40)
Balance at December 31, 2016	$3
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Date	Amortized Cost		Fair Value
		December 31,
(in millions)		2016	2015	2016	2015
Stocks	—	$319	$304	$1,547	$1,460
Municipal bonds	2054	659	691	766	840
U.S. government and agency securities	2055	1,131	1,070	1,191	1,128
Corporate bonds	2057	600	708	659	755
Short-term investments and receivables/payables[1]	One-year	75	144	79	148
Total		$2,784	$2,917	$4,242	$4,331

[1]
Short-term investments include $114 million and $81 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by January 4, 2017 and January 5, 2016 as of December 31, 2016 and 2015, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion and $1.4 billion at December 31, 2016 and 2015, respectively.

The following table sets forth a summary of changes in the fair value of the trust:

	Years ended December 31,
(in millions)	2016	2015	2014
Balance at beginning of period	$4,331	$4,799	$4,494
Gross realized gains	92	326	197
Gross realized losses	(19)	(26)	(5)
Unrealized gains (losses)	44	(364)	75
Other-than-temporary impairments	(36)	(29)	(14)
Interest, dividends and other	116	115	118
Contributions	—	54	5
Income taxes	(58)	(64)	(62)
Decommissioning disbursements	(224)	(471)	(4)
Administrative expenses and other	(4)	(9)	(5)
Balance at end of period	$4,242	$4,331	$4,799
Trust assets are used to pay income taxes as the Trust files separate income taxes returns from SCE. Deferred tax liabilities related to net unrealized gains at December 31, 2016 were $348 million. Accordingly, the fair value of Trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.9 billion at December 31, 2016. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Beginning in 2016, funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts.
Acquisitions
On December 31, 2015, Edison Energy acquired three businesses for an aggregate purchase price of approximately $100 million, of which $90 million was allocated to goodwill and identifiable intangibles. Under the terms of the acquisition of one of the agreements, the sellers were entitled to additional consideration (earn-out) in the event that certain financial thresholds were achieved. During the second quarter of 2016, Edison Energy entered into an agreement to buy-out this earn-out provision and recorded an after-tax charge of $13 million. The buy-out was completed, together with modification to employment contracts, in order to align long-term incentive compensation.
During 2016, a subsidiary of SoCore Energy agreed to acquire equity interests in solar garden development projects in Minnesota as part of the SunEdison bankruptcy proceedings, subject to certain conditions. The maximum purchase price is $41.9 million if all projects achieve the required conditions. SoCore Energy would also reimburse SunEdison up to $8.7 million of project-specific interconnection costs. Not all of the projects are expected to achieve the closing conditions. Through February 1, 2017, SoCore Energy acquired four of these development projects (28 MWdc) for $10.5 million.
Note 10.    Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased-power, demand-side management programs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.90% in 2016 and 2015. The CPUC also authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.

Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2016	2015
Current:
Regulatory balancing accounts	$135	$382
Energy derivatives	150	159
Unamortized investments, net	49	—
Other	16	19
Total current	350	560
Long-term:
Deferred income taxes, net	4,478	3,757
Pensions and other postretirement benefits	710	849
Energy derivatives	947	1,027
Unamortized investments, net	80	182
San Onofre	857	1,043
Unamortized loss on reacquired debt	184	201
Regulatory balancing accounts	66	36
Environmental remediation	126	129
Other	7	288
Total long-term	7,455	7,512
Total regulatory assets	$7,805	$8,072
SCE's regulatory assets related to energy derivatives are primarily an offset to unrealized losses on derivatives. The regulatory asset changes based on fluctuations in the fair market value of the contracts, in which the original contracts expire in 10 to 45 years.
SCE's current and long-term unamortized investments include legacy meters retired as part of the Edison SmartConnect® program. SCE's unamortized investments related to legacy meters are expected to be recovered by 2017 and earned a rate of return of 6.46% in 2016 and 2015.
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
SCE's unamortized investments long-term primarily include nuclear assets related to Palo Verde. Nuclear assets related to Palo Verde are expected to be recovered by 2047 and earned a return of 7.90% in 2016 and 2015.
In accordance with the San Onofre OII Settlement Agreement, SCE is authorized to recover in rates its San Onofre regulatory asset, generally over a ten-year period commencing February 1, 2012. Under the San Onofre OII Settlement Agreement (see Note 11), SCE was allowed to earn a rate of return of 2.62% in 2016 and 2015 and is authorized to continue to earn this rate as adjusted during the amortization period thereafter with changes in SCE's authorized return on debt and preferred equity. SCE's regulatory assets related to San Onofre nuclear fuel will earn a return equal to commercial paper rate that the CPUC uses to calculate interest on balancing accounts. In a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ directed SCE to meet and confer with the other parties in the OII to consider changing the terms of the San Onofre OII Settlement Agreement. See Note 11 for further information.

SCE's net regulatory asset related to its unamortized loss on reacquired debt will be recovered over the original amortization period of the reacquired debt over periods ranging from 10 to 35 years.
SCE's regulatory assets related to environmental remediation represents a portion of the costs incurred at certain sites that SCE is allowed to recover through customer rates. See "Environmental Remediation" discussed in Note 11.
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2016	2015
Current:
Regulatory balancing accounts	$736	$1,106
Other	20	22
Total current	756	1,128
Long-term:
Costs of removal	2,847	2,781
Recoveries in excess of ARO liabilities	1,639	1,502
Regulatory balancing accounts	1,180	1,314
Other	60	79
Total long-term	5,726	5,676
Total regulatory liabilities	$6,482	$6,804
SCE's regulatory liabilities related to costs of removal represent differences between asset removal costs recorded and amounts collected in rates for those costs.
SCE's regulatory liabilities related to recoveries in excess of ARO liabilities represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of the SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 9.
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

The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2016	2015
Asset (liability)
Energy resource recovery account	$(20)	$(439)
New system generation balancing account	(6)	(171)
Public purpose programs and energy efficiency programs	(992)	(683)
Base revenue requirement balancing account	(426)	(319)
Tax accounting memorandum account and pole loading	(142)	(248)
DOE litigation memorandum account[1]	(122)	—
Greenhouse gas auction revenue	31	(75)
FERC balancing accounts	(69)	74
Other	31	(141)
Liability	$(1,715)	$(2,002)
1 Represents proceeds from the Department of Energy ("DOE") resulting from its failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. Damages recovered are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs. See Note 11 for further discussion.
Note 11.    Commitments and Contingencies
Third-Party Power Purchase Agreements
SCE entered into various agreements, which were approved by the CPUC and met critical contract provisions (including completion of major milestones for construction), to purchase power and electric capacity, including:

•
Renewable Energy Contracts – California law requires retail sellers of electricity to comply with a RPS by delivering renewable energy, primarily through power purchase contracts. Renewable energy contracts generally contain escalation clauses requiring increases in payments. As of December 31, 2016, SCE had 119 renewable energy contracts.

•
QF Power Purchase Agreements – Under the Public Utility Regulatory Policies Act of 1978 ("PURPA"), electric utilities are required, with exceptions, to purchase energy and capacity from independent power producers that are qualifying co-generation facilities and qualifying small power production facilities or QFs. As of December 31, 2016, SCE had 55 QF contracts.

•	Other Power Purchase Agreements – SCE has entered into 30 other power purchase agreements, including combined heat and power contracts, tolling arrangements and resource adequacy contracts.
At December 31, 2016, the undiscounted future minimum expected payments for the SCE power purchase agreements that have been approved by the CPUC and have completed major milestones for construction were as follows:

(in millions)	Renewable Energy Contracts	QF Power Purchase Agreements	Other Purchase Agreements
2017	$1,516	$187	$769
2018	1,606	148	604
2019	1,704	87	516
2020	1,776	39	472
2021	1,786	16	420
Thereafter	22,811	53	1,258
Total future commitments	$31,199	$530	$4,039
The table above includes contractual obligations for power procurement contracts that met the critical contract provisions as of December 31, 2016 in which the term is over a year when it was executed. Additionally, SCE has signed contracts that have not met the critical contract provisions that would increase contractual obligations by $53 million in 2017, $235 million in

2018, $312 million in 2019, $554 million in 2020, $630 million in 2021 and $9.1 billion thereafter, if all principal provisions are completed.
Costs incurred for power purchase agreements were $3.3 billion in 2016, $3.2 billion in 2015 and $3.8 billion in 2014, which include costs associated with contracts with terms of less than one year.
Many of the power purchase agreements that SCE entered into with independent power producers are accounted for as leases. The following table shows the future minimum lease payments due under the contracts that are treated as operating and capital leases (these amounts are also included in the table above). Due to the inherent uncertainty associated with the reliability of the fuel source, expected purchases from most renewable energy contracts do not meet the definition of a minimum lease payment and have been excluded from the operating and capital lease table below but remain in the table above. The future minimum lease payments for capital leases are discounted to their present value in the table below using SCE's incremental borrowing rate at the inception of the leases. The amount of this discount is shown in the table below as the amount representing interest.

(in millions)	Operating Leases	Capital Leases
2017	$341	$1
2018	237	1
2019	161	1
2020	146	2
2021	142	2
Thereafter	1,355	9
Total future commitments	$2,382	$16
Amount representing executory costs		(7)
Amount representing interest		(2)
Net commitments		$7
Operating lease expense for power purchase agreements was $1.9 billion in 2016, and $1.7 billion in both 2015 and
2014 (including contingent rents of $1.4 billion in 2016, $1.1 billion in 2015 and $944 million in 2014). Contingent rents for capital leases were $109 million in 2016 and less than $1 million in both 2015 and 2014. The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power.
Other Lease Commitments
The following summarizes the estimated minimum future commitments for SCE's non-cancelable other operating leases (excluding SCE's power purchase agreements discussed above):

(in millions)	Operating Leases – Other
2017	$52
2018	46
2019	37
2020	28
2021	22
Thereafter	258
Total future commitments	$443
Operating lease expense for other leases (primarily related to vehicles, office space and other equipment) were $68 million in 2016, $80 million in 2015 and $96 million in 2014. Certain leases on office facilities contain escalation clauses requiring annual increases in rent. The rentals payable under these leases may increase by a fixed amount each year, a percentage over base year, or the customer price index.

Other Commitments
The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Other contractual obligations	$156	$141	$103	$98	$82	$631	$1,211
Costs incurred for other commitments were $141 million in 2016, $182 million in 2015 and $90 million in 2014. SCE has fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. SCE also has commitments related to maintaining reliability and expanding SCE's transmission and distribution system.
The table above excludes other contractual obligations that have not met the critical contract provisions. As of December 31, 2016, SCE has signed capacity reduction contracts that have not met critical contract provisions and are, therefore, not included in the table above. These contracts would increase the contractual obligations by $3 million in 2017, $24 million in 2018, $94 million in 2019, $93 million in 2020, $71 million in 2021, and $478 million thereafter, if all principal provisions are completed.
The table above does not include asset retirement obligations, which are discussed in Note 1.
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
Contingencies
In addition to the matters disclosed in these Notes, Edison International and SCE are involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International and SCE believe the outcome of these other proceedings will not, individually or in the aggregate, materially affect its financial position, results of operations and cash flows.
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
San Onofre CPUC Proceedings
In November 2014, the CPUC approved the San Onofre OII Settlement Agreement, which resolved the CPUC's investigation regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre. Subsequently, the San Onofre OII proceeding record was reopened by a joint ruling of the Assigned Commissioner and the Assigned ALJ to consider whether, in light of the Company not reporting certain ex parte communications on a timely basis, the San Onofre OII Settlement Agreement remained reasonable, consistent with the law and in the public interest, which is the standard the CPUC applies in reviewing settlements submitted for approval. In comments filed with the CPUC in July 2016, SCE asserted that the Settlement Agreement continues to meet this standard and therefore should not be disturbed. A number of the parties to the OII, however, have requested that the CPUC either modify the San Onofre OII Settlement Agreement or vacate its previous approval of the settlement and reinstate the OII for further proceedings.

In a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ expressed concerns about the extent to which the failure to timely report ex parte communications had impacted the settlement negotiations and directed SCE to meet and confer with the other parties in the OII to consider changing the terms of the San Onofre OII Settlement Agreement. The ruling set out a schedule requiring that at least two meet and confer sessions be held in the first quarter of 2017 and requiring the parties to submit a joint status report to the CPUC by April 28, 2017 if no modifications have been agreed to by some or all of the parties as a result of the meet and confer process. SCE has recorded a regulatory asset to reflect the expected recoveries under the San Onofre OII Settlement Agreement. At December 31, 2016, $857 million remains to be collected.
Challenges related to the Settlement of San Onofre CPUC Proceedings
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. The Ninth Circuit cancelled the oral argument that had been scheduled for February 9, 2017 and ordered the parties to notify the Ninth Circuit of the status of the San Onofre OII by May 1, 2017 and periodically thereafter.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its then Chief Financial Officer. The complaint was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015. In September 2016, the Court granted defendants' motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff filed an amended complaint and defendants again moved to dismiss the complaint in October 2016.
Also in July 2015, a federal shareholder derivative lawsuit was filed against members of the Edison International Board of Directors for breach of fiduciary duty and other claims. The federal derivative lawsuit is based on similar allegations to the federal class action securities lawsuit and seeks monetary damages, including punitive damages, and various corporate governance reforms. An additional federal shareholder derivative lawsuit making essentially the same allegations was filed in August 2015 and was subsequently consolidated with the July 2015 federal derivative lawsuit. In September 2016, the Court granted defendants' motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff did not file an amended complaint by the required date.
In October 2015, a shareholder derivative lawsuit was filed in California state court against members of the Edison International Board of Directors for breach of fiduciary duty and other claims, making similar allegations to those in the federal derivative lawsuits discussed above. The California state court action is currently on hold in light of the pending federal suits discussed above.
In November 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act ("ERISA"). The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII. In July 2016, the federal court granted the defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed an amended complaint in July 2016 that dismissed Edison International as a named defendant, and the remaining defendants filed a motion to dismiss in August 2016. Defendants' motion was heard by the court in November 2016 and a decision is pending.
Edison International and SCE cannot predict the outcome of these proceedings.
MHI Claims
SCE is also pursuing claims against Mitsubishi Heavy Industries, Ltd. and a related company ("MHI"), which designed and supplied the replacement steam generators. MHI warranted the replacement steam generators for an initial period of 20 years from acceptance and is contractually obligated to repair or replace defective items with dispatch and to pay specified damages for certain repairs. MHI's stated liability under the purchase agreement is limited to $138 million and excludes consequential damages, defined to include "the cost of replacement power;" however, limitations in the contract are subject to applicable exceptions both in the contract and under law. SCE has advised MHI that it believes one or more of such exceptions apply and that MHI's liability is not limited to $138 million. MHI has advised SCE that it disagrees. In October 2013, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce in accordance with the purchase contract seeking damages for all losses. In the request for arbitration, SCE alleges contract and tort claims and seeks at least $4 billion in damages on behalf of itself and its customers and in its capacity as Operating Agent for San Onofre. MHI has denied any liability and has asserted counterclaims for $41 million, for which SCE has denied any liability. Each of the other San Onofre owners sued MHI, alleging claims arising from MHI's supplying the faulty steam generators. These litigation claims have been stayed pending the arbitration. The other co-owners (San Diego Gas & Electric and Riverside) have been added as additional claimants in the arbitration. The arbitration is being conducted pursuant to a confidentiality order issued by the arbitration panel. Hearings concluded on April 29, 2016. A decision is expected to be issued in the first quarter of 2017.
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
Long Beach Service Interruptions
In July 2015, SCE's customers who are served via the network portion of SCE's electric system in Long Beach, California experienced service interruptions due to multiple underground vault fires and underground cable failures. No personal injuries were reported in connection with these events. SCE expects to incur penalties as a result of these events. Although resolution will be subject to settlement discussions with SED and CPUC review and approval, SCE has recorded a liability for the estimated loss.
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
At December 31, 2016, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites with a liability balance as of December 31, 2016, in which the upper end of the range of the costs is at least $1 million) was $128 million, including $77 million related to San Onofre. In addition to these sites, SCE also has 18 immaterial sites with a liability balance at December 31, 2016 for which the total minimum recorded liability was $3 million. Of the $131 million total environmental remediation liability for SCE, $126 million has been recorded as a regulatory asset. SCE expects to recover $46 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $80 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $168 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next four years are expected to range from $8 million to $20 million. Costs incurred for years ended December 31, 2016, 2015 and 2014 were $4 million, $5 million and $4 million, respectively.
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
Nuclear Insurance
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.4 billion. As of January 1, 2017, SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($450 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). The balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States results in claims and/or costs which exceed the primary insurance at that plant site, all nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.
The ANI Facility Form coverage includes broad liability protection for bodily injury or offsite property damage caused by the nuclear energy hazard at San Onofre, or while in transit to or from San Onofre. The Facility Form, however, includes several exclusions. First, it excludes onsite property damage to the nuclear facility itself and onsite cleanup costs, but as discussed below SCE maintains separate NEIL property damage coverage for such events. Second, tort claims of onsite workers are excluded, but SCE also maintains an ANI Master Worker Form policy that provides coverage for non-licensee workers. This program provides a shared industry aggregate limit of $450 million. Industry losses covered by this program could reduce limits available to SCE. Third, offsite environmental costs arising out of government orders or directives, including those issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA, are excluded, with minor exceptions from clearly identifiable accidents.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million, including reimbursement for legal costs (SCE share $124 million) to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. The settlement also provides for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE will submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process will make additional legal action to recover damages incurred in 2014 – 2016 unnecessary. The first such claim covering damages for 2014 – 2015 was filed on September 30, 2016 for approximately $56 million. In February 2017, the DOE reviewed the
2014 – 2015 claim submission and reduced the original request to approximately $43 million primarily due to DOE allocation limits. SCE has 30 days to review and accept the DOE's determination. SCE will make the claim submission for 2016 damages in the third quarter of 2017. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 12.    Preferred and Preference Stock of Utility
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. SCE's outstanding shares are not subject to mandatory redemption. There are no dividends in arrears for the preferred or preference shares. Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's common stock and preference stock. All cumulative preferred shares are redeemable. When preferred shares are redeemed, the premiums paid, if any, are charged to common equity. No preferred shares were issued or redeemed in the years ended December 31, 2016, 2015 and 2014. There is no sinking fund requirement for redemptions or repurchases of preferred shares.
Shares of SCE's preference stock rank junior to all of the preferred stock and senior to all common stock. Shares of SCE's preference stock are not convertible into shares of any other class or series of SCE's capital stock or any other security. There is no sinking fund requirement for redemptions or repurchases of preference shares.

Preferred stock and preference stock is:

	Shares Outstanding	Redemption Price	December 31,
(in millions, except shares and per-share amounts)			2016	2015
Cumulative preferred stock
$25 par value:
4.08% Series	650,000	$25.50	$16	$16
4.24% Series	1,200,000	25.80	30	30
4.32% Series	1,653,429	28.75	41	41
4.78% Series	1,296,769	25.80	33	33
Preference stock
No par value:
6.50% Series D (cumulative)	1,250,000	100.00	—	125
6.25% Series E (cumulative)	350,000	1,000.00	350	350
5.625% Series F (cumulative)	190,004	2,500.00	475	475
5.10% Series G (cumulative)	160,004	2,500.00	400	400
5.75% Series H (cumulative)	110,004	2,500.00	275	275
5.375% Series J (cumulative)	130,004	2,500.00	325	325
5.45% Series K (cumulative)	120,004	2,500.00	300	—
SCE's preferred and preference stock			2,245	2,070
Less issuance costs			(54)	(50)
Edison International's preferred and preference stock of utility			$2,191	$2,020
Shares of Series E preference stock issued in 2012 may be redeemed at par, in whole or in part, on or after February 1, 2022. Shares of Series F, G, H, J and K preference stock, issued in 2012, 2013, 2014, 2015 and 2016, respectively, may be redeemed at par, in whole, but not in part, at any time prior to June 15, 2017, March 15, 2018, March 15, 2024, September 15, 2025 and March 15, 2026, respectively, if certain changes in tax or investment company laws occur. On or after June 15, 2017, March 15, 2018, March 15, 2024, September 15, 2025 and March 15, 2026, SCE may redeem the Series F, G, H, J and K shares, respectively, at par, in whole or in part. For shares of Series H, J and K preference stock, distributions will accrue and be payable at a floating rate from and including March 15, 2024, September 15, 2025 and March 15, 2026, respectively. Shares of Series F, G, H, J and K preference stock were issued to SCE Trust I, SCE Trust II, SCE Trust III, SCE Trust IV and SCE Trust V, respectively, special purpose entities formed to issue trust securities as discussed in Note 3. The proceeds from the sale of the shares of Series K were used to redeem $125 million of the Company's Series D preference stock and for general corporate purposes. Preference shares are not subject to mandatory redemption.
At December 31, 2016, declared dividends related to SCE's preferred and preference stock were $12 million.
Note 13.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Years ended December 31,
(in millions)	2016	2015	2016	2015
Beginning balance	$(56)	$(58)	$(22)	$(28)
Pension and PBOP – net gain (loss):
Other comprehensive (loss) income before reclassifications	(4)	(8)	(2)	1
Reclassified from accumulated other comprehensive loss[1]	6	10	3	5
Other	1	—	1	—
Change	3	2	2	6
Ending balance	$(53)	$(56)	$(20)	$(22)

[1]	These items are included in the computation of net periodic pension and PBOP expense. See Note 8 for additional information.

Note 14.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Years ended December 31,
(in millions)	2016	2015	2014
SCE interest and other income:
Equity allowance for funds used during construction	$74	$87	$65
Increase in cash surrender value of life insurance policies and life insurance benefits	39	26	36
Interest income	3	4	5
Other	7	6	16
Total SCE interest and other income	123	123	122
Other income of Edison International Parent and Other[1]	—	51	25
Total Edison International interest and other income	$123	$174	$147
SCE other expenses:
Civic, political and related activities and donations	$(32)	$(35)	$(35)
Other	(12)	(24)	(44)
Total SCE other expenses	(44)	(59)	(79)
Other expense of Edison International Parent and Other	—	—	(1)
Total Edison International other expenses	$(44)	$(59)	$(80)
1 Reflects Edison Capital's income related to the sale of affordable housing projects for the year ended December 31, 2015.

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
Income from discontinued operations, net of tax, was $12 million (pre-tax income of $1 million), $35 million (pre-tax income of $15 million) and $185 million (pre-tax loss of $525 million) for the years ended December 31, 2016, 2015 and 2014, respectively. The 2016 and 2015 income was primarily related to the resolution of tax issues related to EME. The 2015 income also included insurance recoveries. Results from discontinued operations in 2014 consisted of a pre-tax loss of $525 million primarily related to liabilities assumed in connection with the EME Settlement Agreement, including the payments to the Reorganization Trust discussed above, and income tax benefits of $710 million related to the EME net operating loss and other credit carryforwards.

Note 16.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2016	2015	2014	2016	2015	2014
Cash payments (receipts) for interest and taxes:
Interest, net of amounts capitalized	$504	$512	$504	$475	$478	$487
Tax payments (refunds), net	18	1	32	78	144	(88)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$177	$156	$136	$—	$—	$147
Preferred and preference stock	12	14	18	12	14	18
Details of debt exchange:
Pollution-control bonds redeemed (2.875%)	—	(203)	—	—	(203)	—
Pollution-control bonds issued (1.875%)	—	203	—	—	203	—
Notes issued under EME Settlement Agreement	$—	$—	$418	$—	$—	$—
SCE's accrued capital expenditures at December 31, 2016, 2015 and 2014 were $540 million, $543 million, and $837 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
During 2015, SCE amended a power contract classified as a capital lease, which resulted in a reduction in the lease obligation and asset by $147 million.
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

Note 18.    Quarterly Financial Data (Unaudited)
Edison International's quarterly financial data is as follows:

	2016
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$11,869	$2,884	$3,767	$2,777	$2,440
Operating income	2,092	566	695	381	448
Income from continuing operations[1]	1,413	347	451	310	305
Income (loss) from discontinued operations, net	12	13	—	(2)	1
Net income attributable to common shareholders[1]	1,311	329	421	280	281
Basic earnings (loss) per share[1]:
Continuing operations	$3.99	$0.97	$1.29	$0.87	$0.86
Discontinued operations	0.03	0.04	—	(0.01)	—
Total	$4.02	$1.01	$1.29	$0.86	$0.86
Diluted earnings (loss) per share[1]:
Continuing operations	$3.94	$0.96	$1.27	$0.86	$0.85
Discontinued operations	0.03	0.04	—	(0.01)	—
Total	$3.97	$1.00	$1.27	$0.85	$0.85
Dividends declared per share	1.9825	0.5425	0.4800	0.4800	0.4800
Common stock prices:
High	$78.72	$73.81	$78.72	$77.71	$72.34
Low	57.97	67.44	71.31	67.71	57.97
Close	71.99	71.99	72.25	77.67	71.89

[1]
Edison International adopted an accounting standard related to share-based payments during the fourth quarter of 2016, effective January 1, 2016. See Note 1 for further information. The table above reflects the adoption of this standard on January 1, 2016. Net income from continuing operations, as previously reported, was $449 million for the third quarter of 2016, $306 million for the second quarter of 2016 and $295 million for the first quarter of 2016. Net income attributable to common shareholders, as previously reported, was $419 million for the third quarter of 2016, $276 million for the second quarter of 2016 and $271 million for the first quarter of 2016. Basic EPS for continuing operations, as previously reported, was $1.29 for the third quarter of 2016, $0.86 for the second quarter of 2016 and $0.83 for the first quarter of 2016. Diluted EPS for continuing operations, as previously reported, was $1.27 for the third quarter of 2016, $0.85 for the second quarter of 2016 and $0.82 for the first quarter of 2016.

	2015
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$11,524	$2,341	$3,763	$2,908	$2,512
Operating income	2,008	340	608	524	538
Income (loss) from continuing operations[1]	1,082	(47)	405	406	318
Income (loss) from discontinued operations, net	35	(8)	43	—	—
Net income (loss) attributable to common shareholders	1,020	(79)	421	379	299
Basic earnings (loss) per share:
Continuing operations	$3.02	$(0.22)	$1.16	$1.16	$0.92
Discontinued operations	0.11	(0.02)	0.13	—	—
Total	$3.13	$(0.24)	$1.29	$1.16	$0.92
Diluted earnings (loss) per share:
Continuing operations	$2.99	$(0.22)	$1.15	$1.15	$0.91
Discontinued operations	0.11	(0.02)	0.13	—	—
Total	$3.10	$(0.24)	$1.28	$1.15	$0.91
Dividends declared per share	1.7325	0.4800	0.4175	0.4175	0.4175
Common stock prices:
High	$69.59	$66.29	$63.18	$64.55	$69.59
Low	55.18	57.51	55.52	55.18	61.02
Close	59.21	59.21	63.07	55.58	62.47

[1]
In the fourth quarter of 2015, as result of the 2015 GRC Decision, SCE recorded a $382 million write-down of regulatory assets previously recorded for recovery of deferred income taxes from 2012 – 2014 incremental tax repair deductions.

SCE's quarterly financial data is as follows:

	2016
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$11,830	$2,874	$3,752	$2,768	$2,435
Operating income	2,217	594	721	429	472
Net income[1]	1,499	359	466	349	325
Net income available for common stock[1]	1,376	328	435	318	295
Common dividends declared	701	191	170	170	170

[1]
SCE adopted an accounting standard related to share-based payments during the fourth quarter of 2016, effective January 1, 2016. See Note 1 for further information. The table above reflects the adoption of this standard on January 1, 2016. Net income, as previously reported, was $466 million for the third quarter of 2016, $346 million for the second quarter of 2016 and $317 million for the first quarter of 2016. Net income available for common stock, as previously reported, was $435 million for the third quarter of 2016, $315 million for the second quarter of 2016 and $287 million for the first quarter of 2016.

	2015
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$11,485	$2,319	$3,757	$2,901	$2,508
Operating income	2,080	366	626	536	550
Net income[1]	1,111	(51)	417	412	333
Net income available for common stock	998	(80)	389	384	305
Common dividends declared	611	170	147	147	147

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

SELECTED FINANCIAL DATA
Selected Financial Data: 2012 – 2016

(in millions, except per-share amounts)	2016	2015	2014	2013	2012
Edison International
Operating revenue	$11,869	$11,524	$13,413	$12,581	$11,862
Operating expenses	9,777	9,516	10,941	10,866	9,577
Income from continuing operations	1,413	1,082	1,536	979	1,594
Income (loss) from discontinued operations, net of tax	12	35	185	36	(1,686)
Net income (loss)	1,425	1,117	1,721	1,015	(92)
Net income (loss) attributable to common shareholders	1,311	1,020	1,612	915	(183)
Weighted-average shares of common stock outstanding (in millions)	326	326	326	326	326
Basic earnings (loss) per share:
Continuing operations	$3.99	$3.02	$4.38	$2.70	$4.61
Discontinued operations	0.03	0.11	0.57	0.11	(5.17)
Total	$4.02	$3.13	$4.95	$2.81	$(0.56)
Diluted earnings (loss) per share:
Continuing operations	$3.94	$2.99	$4.33	$2.67	$4.55
Discontinued operations	0.03	0.11	0.56	0.11	(5.11)
Total	$3.97	$3.10	$4.89	$2.78	$(0.56)
Dividends declared per share	1.9825	1.7325	1.4825	1.3675	1.3125
Total assets[1,2]	$51,319	$50,229	$49,734	$46,225	$44,394
Long-term debt excluding current portion	10,175	10,883	10,234	9,825	9,231
Capital lease obligations excluding current portion	6	7	196	203	210
Preferred and preference stock of utility	2,191	2,020	2,022	1,753	1,759
Common shareholders' equity	11,996	11,368	10,960	9,938	9,432
Southern California Edison Company
Operating revenue	$11,830	$11,485	$13,380	$12,562	$11,851
Operating expenses	9,613	9,405	10,851	10,811	9,572
Net income	1,499	1,111	1,565	1,000	1,660
Net income available for common stock	1,376	998	1,453	900	1,569
Total assets[2]	$50,891	$49,795	$49,456	$45,786	$44,034
Long-term debt excluding current portion	9,754	10,460	9,624	9,422	8,828
Capital lease obligations excluding current portion	6	7	196	203	210
Preferred and preference stock	2,245	2,070	2,070	1,795	1,795
Common shareholder's equity	12,238	11,602	11,212	10,343	9,948
Capital structure[3]:
Common shareholder's equity	50.5%	48.1%	49.0%	48.0%	48.4%
Preferred and preference stock	9.3%	8.6%	9.0%	8.3%	8.7%
Long-term debt	40.2%	43.3%	42.0%	43.7%	42.9%

[1]	Total assets includes assets from continuing and discontinued operations.

[2]
Effective December 31, 2015, Edison International and SCE adopted an accounting standard, retrospectively, that requires all deferred income tax assets and liabilities be presented as noncurrent in the consolidated balance sheet.

3 This capital structure is based on the financial statements as reported under generally accepted accounting principles and does not factor in the adjustments required to calculate CPUC ratemaking capital structure.

The selected financial data was derived from Edison International's and SCE's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report. References to Edison International refer to the consolidated group of Edison International and its subsidiaries.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2016, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2016. Edison International's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements included in this report, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.
OTHER INFORMATION
None.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

BUSINESS
CORPORATE STRUCTURE, INDUSTRY AND OTHER INFORMATION
Edison International was incorporated in 1987 as the parent holding company of SCE, a California public utility. Edison International also owns and holds interests in subsidiaries through the Edison Energy Group that are engaged in competitive businesses.
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
Subsidiaries of Edison International
SCE – Public Utility
SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. In 2016, SCE's total operating revenue of $11.8 billion was derived as follows: 42.0% commercial customers, 39.6% residential customers, 3.9% industrial customers, 4.9% public authorities, 2.2% agricultural and other, and 7.4% other operating revenue.
Edison Energy Group – Energy Service Provider
Edison Energy Group is a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy services and distributed solar to commercial and industrial customers. Energy services are provided through its subsidiary, Edison Energy, LLC, to help commercial and industrial customers improve managing of their energy costs and risks in dealing with increasingly complex tariff and technology choices. Solar energy solutions are provided through Edison Energy Group's subsidiary SoCore Energy and take the form of behind the meter sales of power under power purchase agreements or the sale of distributed generation systems directly to the customer (build/transfer contracts) SoCore Energy has also developed ground mounted solar projects selling power to rural cooperatives or to subscribers in community solar programs. As of December 31, 2016, SoCore Energy had constructed and achieved commercial operations for 94 MW of rooftop solar systems in 21 states. Edison Energy Group, through its subsidiary Edison Transmission, LLC, is one of the eight founders of Grid AssuranceTM, a limited liability company developing grid resiliency offerings for domestic utilities.
To date, investments in Edison Energy Group are below 1% of the total consolidated assets and, therefore, not material to be reported as a business segment.
Regulation of Edison International as a Holding Company
As a public utility holding company, Edison International is subject to the Public Utility Holding Company Act. The Public Utility Holding Company Act primarily obligates Edison International and its utility subsidiaries to provide access to their books and records to the FERC and the CPUC for ratemaking purposes.
Edison International is not a public utility and its capital structure is not regulated by the CPUC. The 1988 CPUC decision authorizing SCE to reorganize into a holding company structure, however, imposed certain obligations on Edison International and its affiliates. These obligations include a requirement that SCE's dividend policy shall continue to be established by SCE's Board of Directors as though SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of Edison International and SCE. The CPUC has also promulgated Affiliate Transaction Rules, which, among other requirements, prohibit holding companies from (1) being used as a conduit to provide non-public information to a utility's affiliate and (2) causing or abetting a utility's violation of the rules, including providing preferential treatment to affiliates.

Employees and Labor Relations
At December 31, 2016, Edison International and its consolidated subsidiaries had an aggregate of 12,390 full-time employees, 11,947 of which were full-time employees at SCE.
Approximately 3,900 of SCE's full-time employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW collective bargaining agreements expire on December 31, 2019.
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
SCE
Regulation
CPUC
The CPUC has the authority to regulate, among other things, retail rates, energy purchases on behalf of retail customers, SCE capital structure, rate of return, issuance of securities, disposition of utility assets and facilities, oversight of nuclear decommissioning funding and costs, and aspects of the transmission system planning, site identification and construction, including safety and environmental mitigation.
FERC
The FERC has the authority to regulate wholesale rates as well as other matters, including unbundled transmission service pricing, rate of return, accounting practices, and licensing of hydroelectric projects. The FERC also has jurisdiction over a portion of the retail rates and associated rate design.
CAISO
Major transmission projects required for reliability and accessing renewable resources are recommended by the California Independent System Operator ("CAISO") through a regular transmission planning process that highlights the need for and key issues associated with each project. Much of SCE’s current transmission investment program is for transmission projects that facilitate access to renewable energy resources in desert and mountain regions east and north of its load center to meet the 33% renewable mandate by 2020. The CAISO will similarly be initiating long-term transmission planning to meet the 2030 mandate for SCE to deliver 50% of its energy from qualifying renewable resources.
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
Nuclear Power Plant Regulation
The NRC has jurisdiction with respect to the safety of San Onofre and Palo Verde Nuclear Generating Stations. The NRC regulates commercial nuclear power plants through licensing, oversight and inspection, performance assessment, and enforcement of its requirements. In June 2013, SCE decided to permanently retire and decommission San Onofre. For further information, see "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" in the MD&A.

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
Overview of Ratemaking Process
CPUC
Revenue authorized by the CPUC through triennial GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as "rate base") on a forecast basis. The CPUC sets an annual revenue requirement for the base year which is made up of the operation and maintenance costs, depreciation, taxes and a return consistent with the authorized cost of capital (discussed below). In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the base year, the revenue requirements for the remaining two years are set by a methodology established in the GRC proceeding, which generally, among other items, includes annual allowances for escalation in operation and maintenance costs and additional changes in capital-related investments. The CPUC is conducting a triennial safety model assessment proceeding ("S-MAP") to evaluate the utility models used to prioritize safety risks, examine the utilities' assessment of their key risks and their proposed mitigation programs, and develop requirements for annual reporting of risk spending and mitigation results. The risk assessment approach developed in the S-MAP will be incorporated into SCE's triennial GRC through a Risk Assessment and Mitigation Phase (RAMP), which will be initiated by November 15 in the year preceding each GRC application filing date. SCE's first RAMP will be filed in November 2018 for its 2021 GRC. The purpose of the RAMP is to provide information about the utility's assessment of its key safety risks and its proposed programs for mitigating those risks. The information developed during the RAMP will inform the utility's recommended projects and funding requests in the subsequent phase of the GRC.
SCE's 2015 GRC authorized revenue requirements for 2016 and 2017 are $5.391 billion, and $5.663 billion, respectively. In September 2016, SCE filed its 2018 GRC Application, which covers 2018 – 2020. For further discussion of the 2018 GRC, see "Management Overview—Regulatory Proceedings—2018 General Rate Case" in the MD&A.
The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. SCE's authorized capital structure is 43% long-term debt, 9% preferred equity and 48% common equity. SCE's currently authorized cost of capital consists of: cost of long-term debt of 5.49%, cost of preferred equity of 5.79% and return on common equity of 10.45%. In February 2017, SCE and the other Investor-Owned Utilities agreed with ORA and TURN to postpone the filing of new cost of capital applications from April 2017 to April 2019, reset the respective Investor-Owned Utilities' authorized costs of long-term debt and preferred stock, and reduce the Investor-Owned Utilities respective return on common equity, subject to CPUC approval. For more information, see "Management Overview—Regulatory Proceedings—Cost of Capital" in the MD&A.
SCE's authorized return on investment is established by multiplying an authorized rate of return, determined in separate cost of capital proceedings, by SCE's authorized CPUC rate base.
CPUC rates decouple authorized revenue from the volume of electricity sales and the price of energy procured so that SCE receives revenue equal to amounts authorized. Differences between amounts collected and authorized levels are either collected from or refunded to customers, and, therefore, such differences do not impact operating revenue. Accordingly, SCE is neither benefited nor burdened by the volumetric or price risk related to retail electricity sales.
Cost recovery balancing accounts (also referred to as cost-recovery mechanisms) are used to track and recover SCE's decoupled costs of fuel and purchased-power, as well as certain operation and maintenance expenses, including energy efficiency and demand-side management program costs. SCE earns no return on these activities and although differences between forecasted and actual costs do not impact earnings, such differences do impact cash flows and can change rapidly. SCE has other capital-related balancing accounts on which it earns a return, such as the pole loading balancing account.
SCE's balancing account for fuel and power procurement-related costs is referred to as the ERRA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA. The trigger mechanisms allows for an expeditious rate change if the balancing account over- or under-collection exceeds 5% of SCE's prior year generation rate revenue. For 2017, the trigger amount is approximately $229 million. At December 31, 2016, SCE's overcollection in the ERRA was approximately $20 million, which is being refunded to customers in rates beginning on January 1, 2017.
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
FERC
Transmission capital and operating costs that are prudently incurred, including a return on its net investment in transmission assets (also referred to as "rate base"), are recovered through revenues authorized by the FERC. Since 2012, SCE has used a formula rate to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement. Under operation of the formula rate, transmission revenue will be updated to actual cost of service annually. The transmission revenue requirement and rates are updated each December, to reflect a forecast of costs for the upcoming rate period, as well as a true up of the transmission revenue to actual costs incurred by SCE in the prior calendar year on its formula rate. The FERC weighted average ROE, including project and other incentives, is comparable to the CPUC ROE of 10.45% and can vary based on the mix of project costs that have different incentives. For further information on the current FERC formula rates, related transmission revenue requirements and rate changes, see "Management Overview—Regulatory Proceedings—FERC Formula Rates" in the MD&A.
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
SCE has a two-tier residential rate structure with a separate Super User Electric (SUE) surcharge for customers consuming more than 400% of average usage. The first tier is priced at below-average cost. The second tier is priced at a higher rate per kilowatt hour, and the surcharge rate is set at more than twice the rate of Tier 1. During 2014 – 2015, the CPUC approved increases to Tier 1 and 2 rates, permitted reductions over time to the number of tiers, and set a multi-tier road map to smaller rate differentials between the tiers. By 2019, the price differential between the first and second tiers will be 25%, with the separate SUE surcharge. The CPUC has also ordered a transition beginning in 2019 from tiered to time-of-use (TOU) rates for most residential customers unless they opt to stay on the tiered rate structure. The CPUC also permits SCE to recover a larger portion of its fixed costs of serving no- or low-usage residential customers through a minimum charge of $10 per month minimum bill ($5 for low-income customers) rather than through energy charges that vary with usage. For information on residential rates for customers with renewable generation systems, see "—Competition" below.
Energy Efficiency Incentive Mechanism
Prior to September 2013, the mechanism used an incentive calculation that is based on actual energy efficiency expenditures. In September 2013, the CPUC adopted an energy efficiency incentive mechanism called the Energy Savings and Performance Incentive Mechanism ("ESPI"). The ESPI applies starting with the 2013 – 2014 energy efficiency program cycle and continue for subsequent cycles, until further notice. The ESPI is comprised of performance/savings rewards and management fees based on actual energy efficiency expenditures and does not contain any provisions for penalties. The proposed ESPI schedule anticipates payments of the incentive rewards occurring between one and two years after the relevant program year. For further information on the energy efficiency awards, see "Management Overview—Regulatory Proceedings—Energy Efficiency Incentive Mechanism" in the MD&A.
Purchased Power and Fuel Supply
SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. Less than 20% of the needed power is provided by SCE's own generating facilities.

Natural Gas Supply
SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide or pay for the natural gas used to generate electricity). SCE also requires natural gas to fuel its Mountainview and peaker plants, which are generation units that are designed to operate in response to changes in demand for power. The physical natural gas purchased by SCE is sourced in competitive interstate markets. SoCalGas provides the in-state pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility and the facility has not been returned to service. To date, SCE has found that increased gas-use restrictions increased the cost of electricity for customers but did not impact grid reliability. There is no certainty that these restrictions will not impact grid reliability in the future. However, the price increase would not affect SCE's earnings because decoupled costs of fuel and purchased-power are recovered from customers through balancing accounts. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including the OII issued by the CPUC in February 2017 to consider the feasibility of minimizing or eliminating the use of the Aliso Canyon facility. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including acceleration of existing contracts for new capacity, energy storage procurement from third-parties, contracting for design, build, transfer of utility-owned storage, additional demand response procurement, and additional energy efficiency procurement.
CAISO Wholesale Energy Market
The CAISO operates a wholesale energy market primarily in California through which competing electricity generators offer their electricity output to market participants, including electricity retailers. The CAISO schedules power in hourly increments with hourly prices through a day-ahead market in California and schedules power in fifteen-minute and five-minute increments with fifteen-minute and five-minute prices through two real-time markets that cover California and portions of six neighboring states through the Energy Imbalance Market. Both markets optimize energy procurement, ancillary service procurement, unit commitment and congestion management. SCE participates in the day-ahead and real-time markets for the sale of its own generation and generation under contract purchases for its load requirements.
Competition
SCE faces retail competition in the sale of electricity to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE's service area. While California law provides only limited opportunities for customers in SCE's service area to choose to purchase power directly from an energy service provider other than SCE, a limited, phased-in expansion of customer choice (direct access) for nonresidential customers was permitted beginning in 2009. SCE also faces competition from community choice aggregators ("CCAs"). As of year-end 2016, SCE had only one CCA in its service territory (City of Lancaster) but there are several more cities and counties that are exploring the possibility of becoming CCAs in SCE's service territory. Competition between SCE and other electricity providers is conducted mainly on the basis of price.
SCE also faces increased usage of customer-owned power generation and storage alternatives, such as roof-top solar facilities and battery systems, becoming available to its customers as a result of technological developments, federal and state subsidies, and declining costs of such alternatives.
California legislation passed in 1995 encouraged private residential and commercial investment in renewable energy resources by requiring SCE to offer a net energy metering ("NEM") billing option to customers who install eligible power generation systems to supply all or part of their energy needs. NEM customers are interconnected to SCE's grid and credited for the net difference between the electricity SCE supplied to them through the grid and the electricity the customer exported to SCE over a twelve month period. SCE is required to credit the NEM customer for most of the power they sell back to SCE at the retail rate. Through the credit they receive, NEM customers effectively avoid paying certain grid-related costs. NEM customers are also exempted from non-bypassable, standby and departing load charges and interconnection fees.
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
In the area of transmission infrastructure, SCE has experienced increased competition from independent transmission providers under the FERC's transmission planning requirements rules, effective in 2011, that removed the incumbent public utility transmission owners' federally-based right of first refusal to construct certain new transmission facilities and mandated regional and interregional transmission planning. Regional entities, such as independent system operators, have processes for regional and interregional transmission planning and the competitive solicitation and selection of developers (including incumbent utilities) to build and own certain types of new transmission projects. In 2014, the FERC approved the CAISO's process for regional planning and competitive solicitations and the CAISO's interregional planning process. The CAISO has held competitive solicitations pursuant to these rules and independent service providers were selected.
Properties
SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which include sub-transmission facilities and are located primarily in California but also in Nevada and Arizona, deliver power from generating sources to the distribution network and consist of lines ranging from 33 kV to 500 kV and substations. SCE's distribution system, which takes power from substations to customers, includes over 53,000 line miles of overhead lines, 38,000 line miles of underground lines and approximately 800 substations, all of which are located in California. SCE owns the generating facilities listed in the following table:

Generating Facility	Location (in CA, unless otherwise noted)	Fuel Type	Operator	SCE's Ownership Interest (%)	Net Physical Capacity (in MW)		SCE's Capacity pro rata share (in MW)
Hydroelectric Plants (33)	Various	Hydroelectric	SCE	100%	1,153		1,153
Pebbly Beach Generating Station (including battery storage)	Catalina Island	Diesel/Liquid Petroleum Gas	SCE	100%	11	1	11	1
Mountainview Units 3 and 4	Redlands	Natural Gas	SCE	100%	1,050		1,050
Peaker Plants (3)	Various	Natural Gas	SCE	100%	147		147
Enhanced Peaker Plants (2) (gas turbine and battery storage)	Various	Natural gas	SCE	100%	98	2	98	2
Palo Verde Nuclear Generating Station	Phoenix, AZ	Nuclear	APS	15.8%	3,739		591
Solar PV Plants (25)	Various	Photovoltaic	SCE	100%	91		91
Fuel Cells (2)	Various	Natural Gas	SCE	100%	2		2
Mira Loma Energy Storage	Mira Loma	Electricity	SCE	100%	20		20
Energy Storage Projects (4)	Various	Electricity	SCE	100%	12.4		12.4
Total					6,323.4		3,175.4

[1]	Pebbly Beach Generating Station consists of 11 MW of diesel generators and liquid petroleum gas micro-turbines supported by 1 MW of battery storage capacity.

[2]	Enhanced peaker plants consist of 98 MW of gas turbine supported by 20 MW of battery storage capacity.
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
The majority of SCE's hydroelectric plants and related reservoirs are located in whole or in part on U.S.-owned lands and are subject to FERC licenses. Slightly over half of these plants have FERC licenses that expire at various times between 2021 and 2046. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental objectives greater consideration in the licensing process. In addition, SCE expects additional opposition to new licenses by environmental stakeholder groups. Substantially all of SCE's properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds. See "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Seasonality
Due to warm weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than the other quarters.
ENVIRONMENTAL REGULATION OF EDISON INTERNATIONAL AND SUBSIDIARIES
Edison International's subsidiaries are subject to regulation by federal, state, and local authorities in the United States relating to energy and the environment. These regulations impose restrictions on the operation of existing facilities, as well as the cost of mitigating the environmental impacts of past operations. For more information on environmental risks, see "Risk Factors—Risks Relating to Southern California Edison Company—Environmental Risks."
Edison International and SCE continue to monitor legislative and regulatory developments and to evaluate possible strategies to meet the various environmental mandates. Additional information about environmental matters affecting Edison International and its subsidiaries, is included in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Environmental Remediation."
Greenhouse Gas Regulation
There have been a number of federal and state legislative and regulatory initiatives to reduce GHG emissions. Any climate change regulation or other legal obligation that would require substantial reductions in GHG emissions or that would impose additional costs or charges for the emission of GHGs could significantly increase the cost of generating electricity from fossil fuels, as well as the cost of purchased power. However the same regulations could potentially present opportunities to improve SCE's systems to enable the grid's role in the adoption of new energy technologies. These regulations could also contribute to the introduction of new types of electric loads as a result of the replacement of fossil fuel use in other sectors of the economy by electrification in order to achieve statewide GHG emission reductions.
Federal Legislative/Regulatory Developments
In August 2015, the US EPA issued final rules governing GHG emission standards for existing fossil-fuel power plants. Known as the Clean Power Plan, the rules establish state-specific goals and guidelines for the reduction of GHG emissions from existing sources, including heat rate efficiency improvements at coal plants, displacement of coal-fired electric generation with increased utilization of natural gas combined cycle unit generation, and expanding deployment of renewable resources. The Clean Power Plan requires states to impose standards of performance limits for existing fossil fuel-fired electric generating units, or equivalent statewide intensity-based or mass-based CO2 binding goals or limits. States were required either to submit state plans to the US EPA by the Fall of 2016 identifying how they will comply with the rules, or to submit interim plans, along with a request for a two-year extension. Final plans for all states are due by the Fall of 2018. SCE is participating in the stakeholder efforts to develop the California state plan. Both the timing and the substance of the Clean Power Plan are subject to ongoing judicial challenges and in February 2016, the US Supreme Court blocked the implementation of the Clean Power Plan pending the completion of the judicial challenges. This action has delayed the imposition of the deadlines for the state plans discussed above. Comments made by the new federal administration indicate that further delay, or even full rescission of the Clean Power Plan is likely.  SCE cannot predict the ultimate disposition of the challenges to this regulation and therefore, cannot determine any potential compliance costs or market risks associated with its possible implementation.
Since 2010, the US EPA's Final Mandatory GHG Reporting Rule has required all sources within specified categories, including electric generation facilities, to monitor emissions, and to submit annual reports to the US EPA by March 31 of each year. SCE's 2016 GHG emissions from utility-owned generation are estimated to be approximately 2.0 million metric tons.
Regional Initiatives and State Legislation
Regional initiatives and state legislation also require reductions of GHG emissions and to the extent those requirements are more stringent than federal requirements, utilities and generators will likely be required to satisfy the regional and state requirements in addition to the federal standards.

SCE's operations in California are subject to several laws governing GHG emissions. The first law, the California Global Warming Solutions Act of 2006 (also referred to as AB 32), establishes a comprehensive program to reduce GHG emissions. AB 32 required the California Air Resources Board ("CARB") to develop regulations that would reduce California's GHG emissions to 1990 levels by 2020. The CARB regulations became effective in 2012 and established a California cap-and-trade program. In the California cap-and-trade program, all covered GHG emitters, including SCE, are subject to a "cap" on their emissions designed to encourage entities to reduce emissions from their operations. Covered entities must remit a compliance instrument for each ton of carbon dioxide equivalent gas emitted and can do so buying state-issued emission allowances at auction or purchasing them in the secondary allowance market. GHG emitters can also meet up to 8% of their AB 32 cap-and-trade obligations by participating in verified offset programs, such as reforestation, that have recognized effects on reducing atmospheric GHGs.
Subsequently, SB 1368 required the CPUC and the California Energy Commission to adopt GHG emission performance standards that apply to California investor-owned and publicly owned utilities' long-term arrangements for the purchase of electricity. The standards that have been adopted prohibit these entities, including SCE, from entering into long-term financial commitments with generators that emit more than 1,100 pounds of CO2 per megawatt-hour, which is the performance of a combined-cycle natural gas turbine generator.
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
SCE's delivery of eligible renewable resources to customers was approximately 21% of its total energy portfolio for the compliance period 2011 – 2013, which met SCE's goal for that period. SCE expects to meet its compliance goal of approximately 23% as weighted for the 2014 – 2016 compliance period.
Most recently, in 2016, California enacted SB 32, which requires the reduction of GHG emissions across the entire California economy to 40% below 1990 levels by 2030. Edison International expects this newest law will likely expand the focus of reductions from the generation of electricity to other large sources of GHG emissions such as the transportation and industrial sectors. Edison International believes that this change in focus will likely lead to increased electrification of these sectors. AB 197, also enacted in 2016 as a companion bill to SB 32, prioritized direct emission reductions, established joint-legislative oversight committee on climate change, and highlighted the increasing California legislative focus on disadvantaged community impacts of climate change.
UNRESOLVED STAFF COMMENTS
None.
PROPERTIES
As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries. The principal properties of SCE are described above under "Business—Southern California Edison Company—Properties."
LEGAL PROCEEDINGS
None.

EXECUTIVE OFFICERS OF EDISON INTERNATIONAL

Executive Officer	Age at December 31, 2016	Company Position
Pedro J. Pizarro	51	President and Chief Executive Officer
Maria Rigatti	53	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	57	Executive Vice President and General Counsel
Janet T. Clayton	62	Senior Vice President, Corporate Communications
J. Andrew Murphy	55	Senior Vice President, Strategic Planning
Gaddi H. Vasquez	61	Senior Vice President, Government Affairs
Jacqueline Trapp	49	Vice President, Human Resources
Kevin M. Payne	56	Chief Executive Officer, SCE
Ronald O. Nichols	63	President, SCE
Ronald L. Litzinger	57	President, Edison Energy Group, Inc.
As set forth in Article IV of Edison International's and the relevant subsidiary's Bylaws, the elected officers of Edison International and its subsidiaries are chosen annually by, and serve at the pleasure of, Edison International and the relevant subsidiary's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International and its subsidiaries have been actively engaged in the business of Edison International and its subsidiaries for more than five years, except for Mssrs. Umanoff, Nichols, and Murphy, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officers	Company Position	Effective Dates
Pedro J. Pizarro	Chief Executive Officer, Edison International President, Edison International President, SCE President, EME[1]	September 2016 to present June 2016 to present October 2014 to June 2016 January 2011 to March 2014
Maria Rigatti
Executive Vice President, Chief Financial Officer
Senior Vice President and Chief Financial Officer, SCE
President, Edison Mission Reorganization Trust (EME Reorg Trust)[2]
Senior Vice President, Chief Financial Officer, EME[1]
September 2016 to present July 2014 to September 2016 April 2014 to June 2014 March 2011 to March 2014
Adam S. Umanoff	Executive Vice President and General Counsel Edison International Partner, Akin Gump Strauss Hauer & Feld[3]	January 2015 to present May 2011 to December 2014
Janet T. Clayton	Senior Vice President, Corporate Communications, Edison International Senior Vice President, Corporate Communications, SCE	April 2011 to present April 2013 to present
J. Andrew Murphy	Senior Vice President, Strategic Planning, Edison International Senior Managing Director, Macquarie Infrastructure and Real Assets[4] Executive Vice President, Strategy and M&A, NRG Energy, Inc.[5]	September 2015 to present January 2012 to August 2015 August 2011 to November 2012
Gaddi H. Vasquez	Senior Vice President, Government Affairs, Edison International and SCE Senior Vice President, Public Affairs, SCE	May 2013 to present July 2009 to May 2013
Jacqueline Trapp	Vice President, Human Resources, Edison International and SCE Director, Executive Talent and Rewards, Edison International Director, Executive Development, Edison International	June 2016 to present July 2012 to June 2016 June 2010 to July 2012
Kevin M. Payne	Chief Executive Officer, SCE Senior Vice President, Customer Service, SCE Vice President, Engineering and Technical Services, SCE	June 2016 to present March 2014 to June 2016 September 2011 to February 2014
Ronald O. Nichols	President, SCE Senior Vice President, Regulatory Affairs, SCE General Manager/Chief Executive Officer, Los Angeles Department of Water and Power[6]	June 2016 to present April 2014 to June 2016 January 2011 to February 2014
Ronald L. Litzinger	President, Edison Energy Group, Inc. Executive Vice President, Edison International President, SCE	March 2016 to present October 2014 to March 2016 January 2011 to September 2014

[1]	EME is a wholly-owned subsidiary of Edison International and an affiliate of SCE. EME filed for bankruptcy on December 17, 2012.

[2]	EME Reorg Trust was an entity formed as part of the EME bankruptcy to hold creditors' interests after the sale of EME's assets to NRG and is not a parent, affiliate or subsidiary of SCE.

[3]	Akin Gump Strauss Hauer & Feld is a global law firm and is not a parent, affiliate or subsidiary of Edison International.

[4]	Macquarie Infrastructure and Real Assets is a global infrastructure management company and is not a parent, affiliate or subsidiary of Edison International.

[5]	NRG Energy, Inc. is an integrated energy company and is not a parent, affiliate or subsidiary of Edison International.

[6]	Los Angeles Department of Water and Power is a municipal water and power utility company and is not a parent, affiliate or subsidiary of Edison International.
EXECUTIVE OFFICERS OF SOUTHERN CALIFORNIA EDISON COMPANY

Executive Officer	Age at December 31, 2016	Company Position
Kevin M. Payne	56	Chief Executive Officer
Ronald O. Nichols	63	President
William M. Petmecky III	47	Senior Vice President and Chief Financial Officer
Russell C. Swartz	65	Senior Vice President and General Counsel
Peter T. Dietrich[1]	52	Senior Vice President, Transmission and Distribution
Stuart R. Hemphill	53	Senior Vice President, Customer and Operational Services
Caroline Choi	48	Senior Vice President, Regulatory Affairs

[1]	Mr. Dietrich left SCE effective January 21, 2017.
As set forth in Article IV of SCE's Bylaws, the elected officers of SCE are chosen annually by, and serve at the pleasure of, SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE, its parent company Edison International, and/or one of SCE's subsidiaries or other affiliates for more than five years, except for Ronald O. Nichols, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officer	Company Position	Effective Dates
Kevin M. Payne	Chief Executive Officer, SCE Senior Vice President, Customer Service, SCE Vice President, Engineering and Technical Services, SCE	June 2016 to present March 2014 to June 2016 September 2011 to March 2014
Ronald O. Nichols	President, SCE Senior Vice President, Regulatory Affairs, SCE General Manager/Chief Executive Officer, Los Angeles Department of Water and Power[1]	June 2016 to present April 2014 to June 2016 January 2011 to February 2014
William M. Petmecky III	Senior Vice President and Chief Financial Officer, SCE Vice President and Treasurer, SCE Vice President and Treasurer, EME[2]	September 2016 to present September 2014 to September 2016 September 2011 to March 2014
Russell C. Swartz	Senior Vice President and General Counsel, SCE	February 2011 to present
Peter T. Dietrich	Senior Vice President, Transmission and Distribution, SCE Chief Nuclear Officer, SCE Senior Vice President, SCE	December 2013 to January 2017 December 2010 to December 2013 November 2010 to December 2013
Stuart R. Hemphill	Senior Vice President, Customer and Operational Services, SCE Senior Vice President, Power Supply and Operational Services, SCE Senior Vice President, Power Supply, SCE	June 2016 to present July 2014 to June 2016 January 2011 to July 2014
Caroline Choi	Senior Vice President, Regulatory Affairs, SCE Vice President Integrated Planning and Environmental Affairs, SCE	June 2016 to present January 2012 to June 2016

[1]	Los Angeles Department of Water and Power is a municipal water and power utility company and is not a parent, affiliate or subsidiary of SCE.

[2]	EME is a wholly-owned subsidiary of Edison International and an affiliate of SCE. EME filed for bankruptcy on December 17, 2012.

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
Equity Compensation Plans
All of Edison International's equity compensation plans that were in effect as of December 31, 2016 have been approved by security holders. The following table sets forth, for each of Edison International's equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrants and rights to acquire such stock, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	12,112,905[1]	$50.26	31,986,899[2]

[1]
This amount includes 11,544,501 shares covered by outstanding stock options, 364,921 shares covered by outstanding restricted stock unit awards, and 203,483 shares covered by outstanding deferred stock unit awards, with the outstanding shares covered by outstanding restricted stock unit and deferred stock unit awards including the crediting of dividend equivalents through December 31, 2016. The weighted-average exercise price of awards outstanding under equity compensation plans approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of awards outstanding have no exercise price. Awards payable solely in cash are not reflected in this table.

[2]
This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan as of December 31, 2016, and includes shares that have become available from the Edison International Equity Compensation Plan and the Edison International 2000 Equity Plan (together, the "Prior Plans"). However, no additional awards may be granted under the Prior Plans. The maximum number of shares of Edison International Common Stock that may be issued or transferred pursuant to awards under the Edison International 2007 Performance Incentive Plan is 66,000,000 shares, plus the number of any shares subject to awards issued under the Prior Plans and outstanding as of April 26, 2007 that expire, cancel or terminate without being exercised or shares being issued. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses.

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
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
Market information responding to this section is included in "Notes to Consolidated Financial Statements—Note 18. Quarterly Financial Data (Unaudited)." There are restrictions on the ability of Edison International's subsidiaries to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—Edison International Parent and Other," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividend Restrictions." The number of common stockholders of record of Edison International was 35,375 on February 17, 2017.
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the fourth quarter of 2016.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 to October 31, 2016	536,660	$71.70	—	—
November 1, 2016 to November 30, 2016	323,807	70.36	—	—
December 1, 2016 to December 31, 2016	335,279	71.43	—	—
Total	1,195,746	$71.26	—	—

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

Comparison of Five-Year Cumulative Total Return

	2011	2012	2013	2014	2015	2016
Edison International	$100	$112	$119	$172	$160	$200
S & P 500 Index	100	116	154	175	177	198
Philadelphia Utility Index	100	99	110	142	133	157
Note: Assumes $100 invested on December 31, 2011 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
See Consolidated Financial Statements listed in the Table of Contents of this report.
(a)(2) Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements
The following documents may be found in this report at the indicated page numbers under the headings "Financial Statements and Supplementary Data" and "Exhibits and Financial Statement Schedules" in the Table of Contents of this report.

Reports of Independent Registered Public Accounting Firm
Schedule I – Condensed Financial Information of Edison International Parent
Schedule II – Valuation and Qualifying Accounts of Edison International and SCE
Schedule I for SCE and Schedules III through V, inclusive, for both Edison International and SCE are omitted as not required or not applicable.
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

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2016	2015
Assets:
Cash and cash equivalents	$6	$7
Other current assets	261	259
Total current assets	267	266
Investments in subsidiaries	13,459	12,696
Deferred income taxes	646	626
Other long-term assets	108	110
Total assets	$14,480	$13,698
Liabilities and equity:
Short-term debt	$539	$646
Current portion of long-term debt	400	214
Other current liabilities	484	368
Total current liabilities	1,423	1,228
Long-term debt	397	398
Other long-term liabilities	664	704
Total equity	11,996	11,368
Total liabilities and equity	$14,480	$13,698

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2016, 2015 and 2014

(in millions)	2016	2015	2014
Interest income from affiliates	$6	$3	$3
Operating expenses and interest expense	86	78	94
Loss before equity in earnings of subsidiaries	(80)	(75)	(91)
Equity in earnings of subsidiaries	1,337	1,025	1,482
Income before income taxes	1,257	950	1,391
Income tax benefit	(42)	(35)	(36)
Income from continuing operations	1,299	985	1,427
Income from discontinued operations, net of tax	12	35	185
Net income	$1,311	$1,020	$1,612

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014

(in millions)	2016	2015	2014
Net income	$1,311	$1,020	$1,612
Other comprehensive income (loss), net of tax	3	2	(45)
Comprehensive income	$1,314	$1,022	$1,567

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014

(in millions)	2016	2015	2014
Net cash provided by (used in) operating activities	$493	$641	$(73)
Cash flows from financing activities:
Long-term debt issued	400	—	—
Long-term debt issuance costs	(3)	—	—
Payable due to affiliates	34	54	66
Short-term debt financing, net	(108)	26	584
Settlements of stock-based compensation, net	(44)	(42)	(24)
Dividends paid	(626)	(544)	(463)
Net cash (used in) provided by financing activities	(347)	(506)	163
Capital contributions to affiliate	(147)	(30)	(35)
Loans to affiliate	—	(106)	(60)
Net cash used in investing activities:	(147)	(136)	(95)
Net decrease in cash and cash equivalents	(1)	(1)	(5)
Cash and cash equivalents, beginning of year	7	8	13
Cash and cash equivalents, end of year	$6	$7	$8
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
Dividends Received
Edison International Parent received cash dividends from SCE of $701 million, $758 million and $378 million in 2016, 2015 and 2014, respectively.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above the 48% on a 13-month weighted average basis. At December 31, 2016, SCE's 13-month weighted-average common equity component of total capitalization was 50.4% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $585 million, resulting in a restriction on SCE's net assets of $13.9 billion.
Note 2. Debt and Credit Agreements
Long-Term Debt
During the first quarter of 2016, Edison International Parent issued $400 million of 2.95% senior notes due in 2023. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes. In addition, at December 31, 2016 and 2015, Edison International Parent had 3.75% senior notes outstanding of $400 million, which matures in 2017.

Credit Agreements and Short-Term Debt
During the third quarter of 2016, Edison International Parent amended the credit facility to extend the maturity date for the $1.25 billion credit facility to July 2021. At December 31, 2016, the outstanding commercial paper was $538 million at a weighted-average interest rate of 0.97%. This short-term debt was supported by the $1.25 billion multi-year revolving credit facility. At December 31, 2015, the outstanding commercial paper was $646 million at a weighted-average interest rate of 0.78%.
The following table summarizes the status of the credit facility at December 31, 2016:

(in millions)
Commitment	$1,250
Outstanding borrowings	(538)
Amount available	$712
The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At December 31, 2016, Edison International's consolidated debt to total capitalization ratio was 0.47 to 1.
Note 3. Related-Party Transactions
Edison International's Parent expense from services provided by SCE was $3 million annually in 2016, 2015 and 2014. Edison International's Parent interest expense from loans due to affiliates was $3 million in 2016, $6 million in 2015 and $1 million in 2014. Edison International Parent had current related-party receivables of $262 million and $252 million and current related-party payables of $221 million and $149 million at December 31, 2016 and 2015, respectively. Edison International Parent had long-term related-party receivables of $103 million and $105 million at December 31, 2016 and 2015, respectively, and long-term related-party payables of $243 million and $213 million at December 31, 2016 and 2015, respectively.
Note 4. Contingencies
For a discussion of material contingencies see "Notes to Consolidated Financial Statements—Note 7. Income Taxes," "—Note 11. Commitments and Contingencies."

EDISON INTERNATIONAL
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

			Additions
(in millions)	Balance at Beginning of Period		Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
For the Year ended December 31, 2016
Allowance for uncollectible accounts
Customers	$46.2		$17.7	$—	$22.7		$41.2
All others	15.5		15.9	—	10.8		20.6
Total allowance for uncollectible amounts	$61.7		$33.6	$—	$33.5	[a]	$61.8
Tax valuation allowance	$32.0		$—	$—	$8.0	[d]	$24.0

For the Year ended December 31, 2015
Allowance for uncollectible accounts
Customers	$48.9		$23.9	$—	$26.6		$46.2
All others	23.3		18.0	—	25.8		15.5
Total allowance for uncollectible amounts	$72.2		$41.9	$—	$52.4	[a]	$61.7
Tax valuation allowance	$29.0		$3.0	$—	$—		$32.0

For the Year ended December 31, 2014
Allowance for uncollectible accounts
Customers	$52.2		$24.1	$—	$27.4		$48.9
All others	17.8		19.7	—	14.2		23.3
Total allowance for uncollectible amounts	$70.0		$43.8	$—	$41.6	[a]	$72.2
Tax valuation allowance	$1,380.0	[b]	$—	$—	$1,351.0	[c]	$29.0

[a]	Accounts written off, net.

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

[d]	In 2016, Edison International determined that $8 million of the assets subject to a valuation allowance, had no expectation of recovery and were written off.

SOUTHERN CALIFORNIA EDISON COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
For the Year ended December 31, 2016
For the Year ended
Customers	$46.2	$17.0	$—	$22.7		$40.5
All others	15.5	15.9	—	10.8		20.6
Total allowance for uncollectible accounts	$61.7	$32.9	$—	$33.5	[a]	$61.1

For the Year ended December 31, 2015
Allowance for uncollectible accounts
Customers	$48.9	$23.9	$—	$26.6		$46.2
All others	18.7	18.0	—	21.2		15.5
Total allowance for uncollectible accounts	$67.6	$41.9	$—	$47.8	[a]	$61.7

For the Year ended December 31, 2014
Allowance for uncollectible accounts
Customers	$52.2	$24.1	$—	$27.4		$48.9
All others	13.3	19.6	—	14.2		18.7
Total allowance for uncollectible accounts	$65.5	$43.7	$—	$41.6	[a]	$67.6

[a]	Accounts written off, net.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Connie J. Erickson

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 21, 2017	Date:	February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title

A. Principal Executive Officers

Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)

Kevin Payne*	Chief Executive Officer and SCE Director (Southern California Edison Company)

B. Principal Financial Officers

Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)

William M. Petmecky III*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)

C. Principal Accounting Officers

Aaron D. Moss	Vice President and Controller (Edison International)

Connie J. Erickson	Vice President and Controller (Southern California Edison Company)

D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)

Jagjeet S. Bindra*	Director

Vanessa C.L. Chang*	Director

Louis Hernandez, Jr.*	Director
James T. Morris*	Director
Pedro J. Pizarro*	Director

Kevin Payne (SCE only)*	Director

Richard T. Schlosberg, III*	Director

Linda G. Stuntz*	Director

William P. Sullivan*	Chair of the Board and Director

Ellen O. Tauscher*	Director

Peter J. Taylor*	Director

Brett White*	Director

*By:	/s/ Aaron D. Moss	*By:	/s/ Connie J. Erickson

	Aaron D. Moss Vice President and Controller (Attorney-in-fact for EIX Directors and Officers)		Connie J. Erickson Vice President and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 21, 2017	Date:	February 21, 2017

EXHIBIT INDEX

Exhibit Number	Description

Edison International

3.1
Certificate of Restated Articles of Incorporation of Edison International, effective December 19, 2006 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2006)*

3.2	Bylaws of Edison International, as amended October 27, 2016 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-Q dated November 1, 2016 and filed November 1, 2016)*

Southern California Edison Company

3.3
Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006, together with all Certificates of Determination of Preference Stock issued since March 2, 2006 (File No. 1-2313 filed as Exhibit 3.1 to Southern California Edison Company's Form 10-Q for the quarter ended March 31, 2016)*

3.4
Bylaws of Southern California Edison Company, as amended October 27, 2016 (File No. 1-2313, filed as Exhibit 3.2 to Southern California Edison Company's Form 10-Q dated November 1, 2016 and filed November 1, 2016)*

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

10.5**
Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective December 9, 2015* (File No. 1-9936, filed as Exhibit No. 10.5 to Edison International's Form 10-K for the year ended December 31, 2015)*

10.6**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1995)*
10.6.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.7**	Southern California Edison Company Executive Supplemental Benefit Program, as amended effective August 24, 2016 (File No. 1-9936, filed as Exhibit No. 10.3 for the quarter ended September 30, 2016)*

10.8**	Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.7 for the quarter ended June 30, 2014)*

10.8.1**
Edison International 2008 Executive Retirement Plan, as amended and restated effective August 24, 2016 (File No. 1-9936, filed as Exhibit No. 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2016)*

Exhibit Number	Description
10.9**
Edison International Executive Incentive Compensation Plan, as amended and restated effective August 24, 2016 (File No. 1-9936, filed as Exhibit No. 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2016)*

10.10**
Edison International 2008 Executive Disability Plan, as amended and restated effective January 1, 2016 (File No. 1-9936, filed as Exhibit No. 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.11**
Edison International 2008 Executive Survivor Benefit Plan, as amended and restated effective June 19, 2014 (File No. 1-9936, filed as Exhibit No. 10.10 to Edison International's Form 10-Q for the quarter ended June 30, 2014)*

10.11.1**
Termination of Edison International 2008 Executive Survivor Benefit Plan, adopted on December 9, 2015* (File No. 1-9936, filed as Exhibit No. 10.11.1 to Edison International's Form 10-K for the year ended December 31, 2015)*

10.12**
Retirement Plan for Directors, as amended and restated effective December 31, 2008 (File No. 1-9936 filed as Exhibit No. 10.17 to Edison International's Form 10-K for the year ended December 31, 2008)*

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

10.15**
Edison International 2007 Performance Incentive Plan as amended and restated effective May 2, 2016 (File No. 1-9936, filed as Exhibit 10.1 to the Edison International Form 10-Q for the quarter ended June 30, 2016)*

10.15.1**	Edison International 2008 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2008)*

10.15.2**	Edison International 2009 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2009)*

10.15.3**	Edison International 2010 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2010)*

10.15.4**	Edison International 2011 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2011)*

10.15.5**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.15.6**	Edison International 2013 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.15.7**	Edison International 2014 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2014)*

10.15.8**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*
10.15.9**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.16**
Terms and conditions for 2006 long-term compensation awards under the Equity Compensation Plan and 2000 Equity Plan (File No. 1-9936, filed as Exhibit 10.29 to Edison International's Form 10-K for the year ended December 31, 2005)*

10.16.1**
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

10.19**	Edison International 2008 Executive Severance Plan, as amended and restated effective August 24, 2016 (File No. 1-9936, filed as Exhibit 10.5 for the quarter ended September 30, 2016)*

10.20**
Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 25, 2016 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended September 30, 2016)*

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

10.25**	Edison International 2016 Executive Annual Incentive Program (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.26**	Section 409A and Other Conforming Amendments to Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.26.1**	Section 409A Amendments to Director Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37.1 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.27
Amended and Restated Credit Agreement, dated as of July 14, 2015 among Edison International and the Lenders named therein (File 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated July 14, 2015 and filed July 17, 2015)*

10.28
Amended and Restated Credit Agreement, dated as of July 14, 2015, among Southern California Edison Company and the Lenders named therein (File 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated July 14, 2015 and filed July 17, 2015)*

10.29
Term Loan Credit Agreement, dated as of January 13, 2017, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (File 1-2313, filed as Exhibit 10.1 to Southern California Edison Company's Form 8-K dated January 13, 2017 and filed January 13, 2017)*

Exhibit Number	Description
10.30
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

101.1
Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2016, filed on February 21, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2
Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2016, filed on February 21, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

________________________________________

*	Incorporated by reference pursuant to Rule 12b-32.

**	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).