Form 10-Q
period 2017-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2017-05-01
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-12 of the Exchange Act. (Check One):

Edison International	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging growth company ☐
Southern California Edison Company	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller Reporting Company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Edison International	☐	Southern California Edison Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International        Yes ☐ No ☑    Southern California Edison Company    Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of April 28, 2017:
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

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2016 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2016
AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
Bonus Depreciation	Current federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
CPUC	California Public Utilities Commission
DERs	distributed energy resources
DOE	U.S. Department of Energy
DRP	Distributed Resources Plan
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group
Edison Energy Group, Inc., the holding company for subsidiaries engaged in competitive businesses focused on providing energy services, including distributed generation, and/or storage to commercial and industrial customers

EME	Edison Mission Energy
EMG	Edison Mission Group Inc., a wholly owned subsidiary of Edison International and the parent company of EME and Edison Capital
ERRA	energy resource recovery account
FERC	Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles used in the United States
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 27, 2017
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc. and related companies
MW	megawatts
MWdc	megawatts measured for solar projects representing the accumulated peak capacity of all the solar modules
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates
OII	Order Instituting Investigation
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
QF(s)	qualifying facility(ies)

ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
San Onofre OII Settlement Agreement	Settlement Agreement by and among SCE, TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC, formerly known as the Consumer Protection and Safety Division or CPSD
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a subsidiary of Edison Energy Group that provides solar energy and energy storage solutions
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency

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

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including determinations of authorized rates of return or return on equity, approval of proposed spending on grid modernization, the outcome of San Onofre CPUC proceedings, and delays in regulatory actions;

•	ability of Edison International or SCE to borrow funds and access the capital markets on reasonable terms;

•
risks associated with cost allocation, including the potential movement of costs to certain customers, caused by the ability of cities, counties, and certain other public agencies to generate and/or purchase electricity for their local residents and businesses, along with other possible customer bypass or departure due to increased adoption of DERs or technological advancements in the generation, storage, transmission, distribution, and use of electricity, and supported by public policy, government regulations and incentives;

•
risks inherent in SCE's transmission and distribution infrastructure investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, power curtailment costs (payments due under power contracts in the event there is insufficient transmission to enable acceptance of power delivery), and governmental approvals;

•
risks associated with the operation of transmission and distribution assets and power generating facilities, including public safety issues, failure, availability, efficiency, and output of equipment and availability and cost of spare parts;

•	risks associated with the decommissioning of San Onofre, including those related to public opposition, permitting, governmental approvals, and cost overruns;

•
physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business and customer data;

•	the outcome of the strategic review of Edison Energy Group, which may include changes to existing competitive business models and/or exit of certain business activities;

•
cost and availability of electricity, including the ability to procure sufficient resources to meet expected customer needs in the event of power plant outages or significant counterparty defaults under power purchase agreements;

•
environmental laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could require additional expenditures or otherwise affect the cost and manner of doing business;

•
changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities and effective tax rate;

•	changes in the fair value of investments and other assets;

•	changes in interest rates and rates of inflation, including escalation rates, which may be adjusted by public utility regulators;

•
governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Coordination Council, and similar regulatory bodies in adjoining regions;

•
availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

•	cost and availability of labor, equipment, and materials;

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
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2016 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2016 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE provide direct links to SCE's regulatory filings with the CPUC and the FERC in open proceedings most important to investors at www.edisoninvestor.com (SCE Regulatory Highlights) so that such filings are available to all investors upon SCE filing with the relevant agency. Edison International and SCE also routinely post or provide direct links to presentations, documents and other information that may be of interest to investors at www.edisoninvestor.com (Events and Presentations) in order to publicly disseminate such information.
The MD&A for the three months ended March 31, 2017 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2016, and as compared to the three months ended March 31, 2016. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2016 (the "year-ended 2016 MD&A"), which was included in the 2016 Form 10-K.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is a public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, a holding company for subsidiaries engaged in pursing competitive business opportunities across energy services and distributed solar to commercial and industrial customers. Such business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all of the information contained in this report relates to both filers.

	Three months ended March 31,
(in millions)	2017	2016[1]	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$349	$295	$54
Edison International Parent and Other	13	(15)	28
Discontinued operations	—	1	(1)
Edison International	362	281	81
Less: Non-core items
SCE	—	—	—
Edison International Parent and Other	—	2	(2)
Discontinued operations	—	1	(1)
Total non-core items	—	3	(3)
Core earnings (losses)
SCE	349	295	54
Edison International Parent and Other	13	(17)	30
Edison International	$362	$278	$84

[1]
First quarter 2016 earnings were updated to reflect the implementation of the accounting standard for share-based payments effective January 1, 2016. See "Notes to Consolidated Financial Statements—Note 1" for further information.

Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the HLBV accounting method, and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as exit activities, including sale of certain assets and other activities that are no longer continuing, write downs, asset impairments and other gains and losses related to certain tax, regulatory, or legal settlements or proceedings.
Edison International's first quarter 2017 earnings increased $81 million from the first quarter of 2016, comprised of an increase in SCE's earnings of $54 million, an increase in Edison International Parent and Other earnings of $28 million, and a decrease in income from discontinued operations of $1 million. SCE's increase in earnings was due to an increase in revenue from the escalation mechanism set forth in the 2015 GRC decision, lower operation and maintenance expenses and higher income tax benefits partially offset by higher net financing costs. Edison International Parent and Other increase in net income was due to higher core earnings of $30 million and $2 million of lower non-core earnings. The increase in core earnings was due to higher income tax benefits related to stock option exercises.

Capital Program
Total capital expenditures (including accruals) were $647 million and $729 million for the first three months of 2017 and 2016, respectively. In the year-ended 2016 MD&A, SCE projected 2017 capital expenditures of approximately $4.2 billion. Those expenditures included $182 million of grid modernization capital spending that will promote increased safety and reliability and will also allow for a timely ramp-up of grid modernization capital expenditures in subsequent years. SCE has requested CPUC approval of a memorandum account to facilitate recovery in rates of such expenditures. The memorandum account has not yet been approved by the CPUC. SCE may receive further guidance on grid modernization spending from the CPUC as part of the DRP proceeding in the second half of 2017. SCE currently projects 2017 capital expenditures of $4.0 billion, reflecting the lack of approval of a grid modernization memorandum account and minor delays on the start of construction for the Mesa Substation Project. Actual capital spending may be affected by: changes in regulatory, environmental and engineering design requirements; permitting and project delays; cost and availability of labor, equipment, and materials; and other factors. For further information regarding the capital program see "Liquidity and Capital Resources—Capital Investment Plan" and the year-ended 2016 MD&A, "Management Overview—Capital Program."
Regulatory Proceedings
2018 General Rate Case
As discussed in the year-ended 2016 MD&A, in September 2016, SCE filed its 2018 GRC application for the three-year period 2018 – 2020, which requested a 2018 revenue requirement of $5.885 billion, an increase of $222 million over the projected 2017 GRC authorized revenue requirement.
In April 2017, ORA recommended that SCE's requested 2018 base revenue requirement be decreased by approximately $208 million, comprised of approximately $164 million in operations and maintenance expense reductions and approximately $44 million in capital-related revenue requirement reductions largely related to the proposed reduction of 100% of grid modernization capital spending. ORA proposed capturing grid modernization spending in a memorandum account for review in the 2021 GRC if any spending is authorized by the CPUC. Testimony from other parties related to SCE's 2018 GRC application is due in May 2017.
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
MHI Claims
In March 2017, SCE received a decision from the International Chamber of Commerce International Court of Arbitration on claims against MHI regarding failure of the replacement steam generators that MHI supplied for San Onofre. The net recovery awarded to SCE was initially determined to be $52 million. An adjustment to the interest awarded to SCE subsequently reduced the net recovery to $47 million. SCE has determined that it will not appeal the decision. As a result of uncertainty associated with the allocation of the award under the San Onofre OII Settlement Agreement, SCE recorded a regulatory liability for the net recovery.
For more information on the challenges to the settlement of the San Onofre OII and the arbitration tribunal decision on MHI, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters."

Cost of Capital
In April 2017, the CPUC issued a proposed decision that would have adopted the petition previously filed by SCE, Pacific Gas & Electric Company, SDG&E, and SoCalGas (collectively, the "Investor-Owned Utilities"), ORA, and TURN to modify the prior CPUC decisions addressing the Investor-Owned Utilities' costs of capital. The decision, if adopted by the CPUC, would have established SCE's authorized ROE at 10.30%, beginning January 1, 2018. Subsequently in April 2017, the CPUC withdrew the proposed decision from the agenda of its April 27 meeting. Timing for additional action on the settling parties’ petition has not been defined. For more information on the terms of the settling parties' petition, see "Management Overview—Regulatory Proceedings" in the year-ended 2016 MD&A.
RESULTS OF OPERATIONS
Southern California Edison Company
SCE's results of operations are derived mainly through two sources:

•
Earning activities – representing revenue authorized by the CPUC and FERC which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission, and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes, and a return consistent with the capital structure. Also, included in earnings activities are revenues or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.

•
Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), and certain operation and maintenance expenses. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended March 31, 2017 versus March 31, 2016

	Three months ended March 31, 2017			Three months ended March 31, 2016
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,552	$904	$2,456	$1,522	$913	$2,435
Purchased power and fuel	—	784	784	—	794	794
Operation and maintenance	451	120	571	484	119	603
Depreciation, decommissioning and amortization	497	—	497	475	—	475
Property and other taxes	97	—	97	91	—	91
Total operating expenses	1,045	904	1,949	1,050	913	1,963
Operating income	507	—	507	472	—	472
Interest expense	(141)	—	(141)	(131)	—	(131)
Other income and expenses	26	—	26	26	—	26
Income before income taxes	392	—	392	367	—	367
Income tax expense	12	—	12	42	—	42
Net income	380	—	380	325	—	325
Preferred and preference stock dividend requirements	31	—	31	30	—	30
Net income available for common stock	$349	$—	$349	$295	$—	$295
Net income available for common stock			$349			$295
Less:
Non-core earnings			—			—
Core earnings[1]			$349			$295

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $30 million primarily due to the following:

•	An increase in CPUC revenue of approximately $59 million primarily due to the escalation mechanism as set forth in the 2015 GRC decision.

•
An increase in revenue of approximately $31 million resulting from lower 2017 incremental tax benefits recognized through the tax accounting memorandum account ("TAMA") and the pole loading balancing account (offset in income taxes as discussed below).

•
The receipt of the MHI arbitration decision triggered a tax deduction for the abandonment of San Onofre. As a result, SCE recorded a decrease in CPUC revenue of approximately $65 million (offset in income taxes as discussed below) which will be credited to customers. See "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for further information.

•	Lower operation and maintenance costs of $33 million primarily due to the impact of SCE's operational and service excellence initiatives as well as lower storm-related activities.

•	Higher depreciation, decommissioning, and amortization expense of $22 million primarily related to depreciation on transmission and distribution investments.

•	Higher interest expense of $10 million primarily due to increased borrowings.

•	Lower income taxes of $30 million primarily due to the following:

•	Higher income tax benefits of $39 million related to a tax deduction for the abandonment of San Onofre (offset with revenue above).

•	Lower tax expense of $10 million related to the settlement of open tax positions with the IRS for taxable years 2007 through 2012.

•
Lower income tax benefits of $18 million related to incremental tax benefits for TAMA and the pole loading balancing accounts (offset in revenue above) partially offset by higher income tax benefits in 2017 on other property-related items, including cost of removal and depreciation deductions.

•	Higher pre-tax income for the first quarter of 2017, as discussed above.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel costs of $10 million primarily driven by lower realized losses on hedging activities ($2 million in 2017 compared to $27 million in 2016) partially offset by higher power and gas prices experienced in 2017 relative to 2016.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $2.4 billion for both the three months ended March 31, 2017 and 2016.
Retail billed and unbilled revenue for the three months ended March 31, 2017 reflects a rate increase of $113 million and a sales volume decrease of $79 million. The rate increase was due to implementation of the 2017 ERRA rate increase. The sales volume decrease was due to unseasonably warm weather experienced in the first quarter of 2016.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2016 Form 10-K).

Income Taxes
SCE's income tax expense decreased by $30 million for the three months ended March 31, 2017 compared to the same period in 2016.
The effective tax rates were 3.1% and 11.4% for the three months ended March 31, 2017 and 2016, respectively. SCE's effective tax rate is lower than the statutory rate primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease is primarily related to the ratemaking treatment on the San Onofre tax abandonment.
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
Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2017	2016
Edison Energy Group and subsidiaries[1]	$(6)	$(6)
Edison Mission Group and subsidiaries	(1)	—
Corporate expenses and other[2]	20	(9)
Total Edison International Parent and Other	$13	$(15)

[1]
Includes income of less than $1 million and $2 million for the three months ended March 31, 2017 and 2016, respectively, related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method.

[2]	Includes interest expense (pre-tax) of $10 million and $8 million for the three months ended March 31, 2017 and 2016, respectively.
The income from continuing operations of Edison International Parent and Other was $13 million for the three months ended March 31, 2017 compared to a loss of $15 million for the same period in 2016. The increase in income for the first three months of 2017 was primarily due to higher income tax benefits related to stock option exercises ($35 million and $2 million for the three months ended March 31, 2017 and 2016, respectively).
Strategic Review of Edison Energy Group Competitive Businesses
Edison International is performing a strategic review of the competitive businesses pursued by subsidiaries of Edison Energy Group. Competitive businesses include energy services provided by Edison Energy and distributed solar solutions provided by SoCore Energy. The outcome of the strategic review may affect Edison International's ability to fully recover its investments in these businesses. Edison International's investments in SoCore Energy and Edison Energy were $195 million and $103 million, respectively, as of March 31, 2017.
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
In the next 12 months, SCE expects to fund its obligations, capital expenditures, and dividends through operating cash flows, tax benefits, and capital market financings, as needed. SCE also has availability under its credit facilities to fund liquidity requirements.

Available Liquidity
At March 31, 2017, SCE had approximately $2.66 billion available under its $2.75 billion multi-year revolving credit facility. In January 2017, SCE borrowed $300 million under a Term Loan Agreement and reissued $135 million of pollution control bonds. In March 2017, SCE issued $700 million of first and refunding mortgage bonds. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At March 31, 2017, SCE's debt to total capitalization ratio was 0.44 to 1.
At March 31, 2017, SCE was in compliance with all other financial covenants that affect access to capital.
Capital Investment Plan
Below are updates for large transmission and substation projects since the filing of the 2016 Form 10-K. SCE is currently evaluating the timing of its major construction projects. For further information on these projects, see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Major Transmission Projects" in the year-end 2016 MD&A.
Major Transmission Projects
West of Devers
In March 2017, the CPUC issued a decision denying ORA's September 2016 Application for Rehearing regarding the West of Devers Upgrade Project which sought additional project modifications and environmental mitigation measures. This action confirmed SCE's proposed project, which is on track to be placed in service in 2021.
Mesa Substation
In February 2017, the CPUC issued a final decision approving the Mesa Substation Project largely consistent with SCE's proposed project and rejected alternative project configurations proposed by CPUC staff. Timing of the CPUC approval and preconstruction requirements for obtaining other permits and approvals have delayed the start of construction. As a result, SCE has revised the projected in-service date to 2022.
Alberhill System
In April 2017, the CPUC issued a final environmental impact report for the Alberhill System. This report rejected different alternatives recommended by CPUC staff and intervenors, selecting SCE's proposed project as the environmentally superior project. A final CPUC decision is anticipated by the end of 2017.
Coolwater-Lugo
In February 2017, the FERC approved a settlement allowing SCE to recover 100% of the requested $37.1 million of costs incurred by SCE related to the cancelled Coolwater-Lugo transmission project.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At March 31, 2017, SCE's 13-month weighted-average common equity component of total capitalization was 50.4% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $603 million, resulting in a restriction on net assets of approximately $14.0 billion.
In the first quarter of 2017, SCE declared and paid a dividend to Edison International of $191 million. Future dividend amounts and timing of distributions are dependent on a number of factors including the level of capital expenditures, operating cash flows and earnings.

Margin and Collateral Deposits
Certain derivative instruments, power contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at March 31, 2017, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2017.

(in millions)
Collateral posted as of March 31, 2017[1]	$93
Incremental collateral requirements for power contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	22
Incremental collateral requirements for power contracts resulting from adverse market price movement[2]	3
Posted and potential collateral requirements	$118

[1]	Net collateral is provided to counterparties and other brokers in the form of letters of credit and surety bonds.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2017 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on dividends from SCE, realization of tax benefits, and access to bank and capital markets. Edison International may also finance working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries to fund new businesses, with commercial paper or other borrowings, subject to availability in the bank and capital markets.
At March 31, 2017, Edison International Parent had $955 million available under its $1.25 billion multi-year revolving credit facility. In March 2017, Edison International issued $400 million of senior notes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At March 31, 2017, Edison International Parent's consolidated debt to total capitalization ratio was 0.48 to 1.
At March 31, 2017, Edison International Parent was in compliance with all other financial covenants that affect access to capital.
Historical Cash Flows
Southern California Edison Company

	Three months ended March 31,
(in millions)	2017	2016
Net cash provided by operating activities	$931	$884
Net cash provided by (used in) financing activities	56	(57)
Net cash used in investing activities	(926)	(832)
Net increase (decrease) in cash and cash equivalents	$61	$(5)

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the three months ended March 31, 2017 and 2016.

	Three months ended March 31,		Change in cash flows
(in millions)	2017	2016	2017/2016
Net income	$380	$325
Non-cash items[1]	724	531
Subtotal	$1,104	$856	$248
Changes in cash flow resulting from working capital[2]	(155)	(35)	(120)
Derivative assets and liabilities	(12)	5	(17)
Regulatory assets and liabilities	129	119	10
Other noncurrent assets and liabilities[3]	(135)	(61)	(74)
Net cash provided by operating activities	$931	$884	$47

[1]	Non-cash items include depreciation, decommissioning and amortization, allowance for equity during construction, deferred income taxes and investment tax credits, and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts.
Net cash provided by operating activities was impacted by the following:
Net income increased in 2017 by $55 million primarily due to higher authorized revenue in 2017 due to the escalation mechanism as set forth in the 2015 GRC decision, lower operation and maintenance expenses, and higher income tax benefits, partially offset by higher net financing costs.
Net cash for working capital was $(155) million and $(35) million during the three months ended March 31, 2017 and 2016, respectively. The net cash for each period was primarily related to the reductions of payables (including payments for payroll-related costs and purchase power) of $230 million and $215 million during the first quarters of 2017 and 2016, respectively, partially offset by reductions of receivables from customers ($130 million and $170 million in 2017 and 2016, respectively).
Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts was $129 million and $119 million during the three months ended March 31, 2017 and 2016, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2017

•
Higher cash due to $64 million of overcollections for the public purpose and energy efficiency programs. Overcollections for public purpose and energy efficiency programs increased due to lower spending for these programs.

•
Higher cash due to realization of $47 million in proceeds from the MHI arbitration. For further information on the MHI claims, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters."

•
BRRBA overcollections decreased by $66 million during the first three months of 2017 primarily due to the refund of 2015 overcollections resulting from the implementation of the 2015 GRC decision, which was authorized to be refunded to customers over a two year period. The BRRBA tracks the differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers.

•
SCE had an increase in cash of approximately $84 million primarily due to lower spending for the new system generation program, which records the benefits and costs of power purchase agreements and SCE-owned peaker generation units associated with new generation resources.

2016

•	Higher cash due to an increase in overcollections of $134 million for the public purpose and energy efficiency programs due to lower spending for these programs during the first three months of 2016.

•
ERRA overcollections for fuel and purchased power decreased by $75 million during the first three months of 2016 primarily due to the implementation of the 2016 ERRA rate decrease in January 2016, partially offset by lower than forecasted power and gas prices experienced in 2016.

•	SCE had an increase in cash of approximately $60 million primarily due to the timing of greenhouse gas auction revenue and climate credit refunds to customers.
Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($27 million and $10 million in 2017 and 2016, respectively) and SCE's payments of decommissioning costs ($45 million and $41 million in 2017 and 2016, respectively). See "Nuclear Decommissioning Activities" below for further discussion.
Net Cash Provided by (Used in) Financing Activities
The following table summarizes cash provided by (used in) financing activities for the three months ended March 31, 2017 and 2016. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt."

	Three months ended March 31,
(in millions)	2017	2016
Issuances of first and refunding mortgage bonds, net of discount and issuance costs	$692	$—
Issuance of term loan	300	—
Remarketing of pollution control bonds, net of issuance costs	134	—
Long-term debt matured or repurchased	(40)	(40)
Issuances of preference stock, net of issuance costs	—	294
Redemptions of preference stock	—	(125)
Short-term debt (repayments), net of borrowings and discount	(769)	52
Payments of common stock dividends to Edison International	(191)	(170)
Payments of preferred and preference stock dividends	(36)	(35)
Other	(34)	(33)
Net cash provided by (used in) financing activities	$56	$(57)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($929 million and $950 million for the three months ended March 31, 2017 and 2016, respectively). In addition, in the first three months of 2016, SCE had a net redemption of nuclear decommissioning trust investments of $106 million. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2017	2016
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$27	$10
SCE's decommissioning costs	(45)	(41)
Net cash flow from investing activities: Proceeds from sale of investments	1,718	793
Purchases of investments	(1,719)	(687)
Net cash impact	$(19)	$75
Net cash used in operating activities relate to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($45 million and $41 million in 2017 and 2016, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($26 million and $116 million in 2017 and 2016, respectively). The 2016 net cash impact included reimbursements for 2016 and a portion of 2015, 2014, and 2013 decommissioning costs.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Three months ended March 31,
(in millions)	2017	2016
Net cash used in operating activities	$(52)	$(29)
Net cash provided by financing activities	56	12
Net cash used in investing activities	(11)	(2)
Net decrease in cash and cash equivalents	$(7)	$(19)
Net Cash Used in Operating Activities
Net cash used in operating activities increased $23 million during the first three months of 2017 compared to 2016 due to higher interest payments related to long-term debt and the timing of payments and receipts relating to operating costs.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Three months ended March 31,
(in millions)	2017	2016
Dividends paid to Edison International common shareholders	$(177)	$(156)
Dividends received from SCE	191	170
Payment for stock-based compensation, net of receipt from stock option exercises	(116)	(16)
Long-term debt issuance, net of discount and issuance costs	398	397
Short-term debt repayments, net of borrowings and discount	(244)	(384)
Other	4	1
Net cash provided by financing activities	$56	$12

Contingencies
SCE has contingencies related to San Onofre Related Matters, Nuclear Insurance, Wildfire Insurance, and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2016 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.2 billion and $1.1 billion March 31, 2017 and December 31, 2016, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio for both rated and non-rated counterparties based on credit ratings using published ratings of counterparties and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits, and contractual arrangements, including master netting agreements.
As of March 31, 2017, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2017
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$64	$—	$64

[1]
SCE assigns a credit rating based on the lower of a counterparty's S&P, Fitch or Moody's rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the three credit ratings.

[2]
Exposure excludes amounts related to contracts classified as normal purchases and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheets, except for any related net accounts receivable.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a complete discussion on Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2016 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2017	2016
Total operating revenue	$2,463	$2,440
Purchased power and fuel	784	794
Operation and maintenance	596	629
Depreciation, decommissioning and amortization	499	477
Property and other taxes	100	92
Impairment and other charges	5	—
Total operating expenses	1,984	1,992
Operating income	479	448
Interest and other income	33	31
Interest expense	(152)	(140)
Other expenses	(8)	(6)
Income from continuing operations before income taxes	352	333
Income tax (benefit) expense	(40)	28
Income from continuing operations	392	305
Income from discontinued operations, net of tax	—	1
Net income	392	306
Preferred and preference stock dividend requirements of SCE	31	30
Other noncontrolling interests	(1)	(5)
Net income attributable to Edison International common shareholders	$362	$281
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$362	$280
Income from discontinued operations, net of tax	—	1
Net income attributable to Edison International common shareholders	$362	$281
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326
Continuing operations	$1.11	$0.86
Total	$1.11	$0.86
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	329
Continuing operations	$1.10	$0.85
Total	$1.10	$0.85
Dividends declared per common share	$0.5425	$0.4800

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2017	2016
Net income	$392	$306
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	2
Other	2	—
Other comprehensive income, net of tax	4	2
Comprehensive income	396	308
Less: Comprehensive income attributable to noncontrolling interests	30	25
Comprehensive income attributable to Edison International	$366	$283

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$150	$96
Receivables, less allowances of $55 and $62 for uncollectible accounts at respective dates	688	714
Accrued unbilled revenue	266	370
Inventory	237	239
Derivative assets	69	73
Regulatory assets	394	350
Other current assets	242	281
Total current assets	2,046	2,123
Nuclear decommissioning trusts	4,352	4,242
Other investments	89	83
Total investments	4,441	4,325
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,321 and $9,000 at respective dates	36,951	36,806
Nonutility property, plant and equipment, less accumulated depreciation of $102 and $99 at respective dates	217	194
Total property, plant and equipment	37,168	37,000
Regulatory assets	7,674	7,455
Other long-term assets	411	416
Total long-term assets	8,085	7,871

Total assets	$51,740	$51,319

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Short-term debt	$295	$1,307
Current portion of long-term debt	981	981
Accounts payable	844	1,342
Accrued taxes	86	50
Customer deposits	272	269
Derivative liabilities	237	216
Regulatory liabilities	804	756
Other current liabilities	897	991
Total current liabilities	4,416	5,912
Long-term debt	11,662	10,175
Deferred income taxes and credits	8,523	8,327
Derivative liabilities	989	941
Pensions and benefits	1,358	1,354
Asset retirement obligations	2,585	2,590
Regulatory liabilities	5,910	5,726
Other deferred credits and other long-term liabilities	2,048	2,102
Total deferred credits and other liabilities	21,413	21,040
Total liabilities	37,491	37,127
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	7	5
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,510	2,505
Accumulated other comprehensive loss	(49)	(53)
Retained earnings	9,590	9,544
Total Edison International's common shareholders' equity	12,051	11,996
Noncontrolling interests – preferred and preference stock of SCE	2,191	2,191
Total equity	14,242	14,187

Total liabilities and equity	$51,740	$51,319

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2017	2016
Cash flows from operating activities:
Net income	$392	$306
Less: income from discontinued operations	—	1
Income from continuing operations	392	305
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	520	499
Allowance for equity during construction	(19)	(22)
Impairment and other charges	5	—
Deferred income taxes and investment tax credits	(13)	27
Other	5	5
Nuclear decommissioning trusts	1	(106)
Changes in operating assets and liabilities:
Receivables	26	117
Inventory	2	(1)
Accounts payable	(226)	(184)
Prepaid and accrued taxes	34	66
Other current assets and liabilities	50	(43)
Derivative assets and liabilities	(12)	5
Regulatory assets and liabilities	129	119
Other noncurrent assets and liabilities	(15)	68
Net cash provided by operating activities	879	855
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $11 and $3 for respective periods	1,524	397
Long-term debt matured	(40)	(40)
Preference stock issued, net	—	294
Preference stock redeemed	—	(125)
Short-term debt financing, net	(1,013)	(332)
Settlements of stock-based compensation, net	(139)	(51)
Dividends to noncontrolling interests	(37)	(35)
Dividends paid	(177)	(156)
Other	(6)	3
Net cash provided by (used in) financing activities	112	(45)
Cash flows from investing activities:
Capital expenditures	(939)	(951)
Proceeds from sale of nuclear decommissioning trust investments	1,718	793
Purchases of nuclear decommissioning trust investments	(1,719)	(687)
Other	3	11
Net cash used in investing activities	(937)	(834)
Net increase (decrease) in cash and cash equivalents	54	(24)
Cash and cash equivalents at beginning of period	96	161
Cash and cash equivalents at end of period	$150	$137

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2017	2016
Operating revenue	$2,456	$2,435
Purchased power and fuel	784	794
Operation and maintenance	571	603
Depreciation, decommissioning and amortization	497	475
Property and other taxes	97	91
Total operating expenses	1,949	1,963
Operating income	507	472
Interest and other income	33	31
Interest expense	(141)	(131)
Other expenses	(7)	(5)
Income before income taxes	392	367
Income tax expense	12	42
Net income	380	325
Less: Preferred and preference stock dividend requirements	31	30
Net income available for common stock	$349	$295

Consolidated Statements of Comprehensive Income

	Three months ended March 31,
(in millions, unaudited)	2017	2016
Net income	$380	$325
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1
Other	1	—
Other comprehensive income, net of tax	2	1
Comprehensive income	$382	$326

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$100	$39
Receivables, less allowances of $55 and $61 for uncollectible accounts at respective dates	670	699
Accrued unbilled revenue	265	369
Inventory	235	239
Derivative assets	69	73
Regulatory assets	394	350
Other current assets	307	262
Total current assets	2,040	2,031
Nuclear decommissioning trusts	4,352	4,242
Other investments	61	50
Total investments	4,413	4,292
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,321 and $9,000 at respective dates	36,951	36,806
Nonutility property, plant and equipment, less accumulated depreciation of $91 and $89 at respective dates	75	75
Total property, plant and equipment	37,026	36,881
Regulatory assets	7,674	7,455
Other long-term assets	231	232
Total long-term assets	7,905	7,687

Total assets	$51,384	$50,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Short-term debt	$—	$769
Current portion of long-term debt	579	579
Accounts payable	847	1,344
Accrued taxes	88	45
Customer deposits	272	269
Derivative liabilities	237	216
Regulatory liabilities	804	756
Other current liabilities	656	729
Total current liabilities	3,483	4,707
Long-term debt	10,843	9,754
Deferred income taxes and credits	10,323	9,886
Derivative liabilities	989	941
Pensions and benefits	898	896
Asset retirement obligations	2,580	2,586
Regulatory liabilities	5,910	5,726
Other deferred credits and other long-term liabilities	1,735	1,912
Total deferred credits and other liabilities	22,435	21,947
Total liabilities	36,761	36,408
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	660	657
Accumulated other comprehensive loss	(18)	(20)
Retained earnings	9,568	9,433
Total common shareholder's equity	12,378	12,238
Preferred and preference stock	2,245	2,245
Total equity	14,623	14,483
Total liabilities and equity	$51,384	$50,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2017	2016
Cash flows from operating activities:
Net income	$380	$325
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	517	496
Allowance for equity during construction	(19)	(22)
Deferred income taxes and investment tax credits	223	54
Other	3	3
Nuclear decommissioning trusts	1	(106)
Changes in operating assets and liabilities:
Receivables	28	100
Inventory	5	5
Accounts payable	(226)	(175)
Prepaid and accrued taxes	(33)	60
Other current assets and liabilities	71	(25)
Derivative assets and liabilities	(12)	5
Regulatory assets and liabilities	129	119
Other noncurrent assets and liabilities	(136)	45
Net cash provided by operating activities	931	884
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $9 for the three months ended March 31, 2017	1,126	—
Long-term debt matured	(40)	(40)
Preference stock issued, net	—	294
Preference stock redeemed	—	(125)
Short-term debt financing, net	(769)	52
Dividends paid	(227)	(205)
Other	(34)	(33)
Net cash provided by (used in) financing activities	56	(57)
Cash flows from investing activities:
Capital expenditures	(929)	(950)
Proceeds from sale of nuclear decommissioning trust investments	1,718	793
Purchases of nuclear decommissioning trust investments	(1,719)	(687)
Other	4	12
Net cash used in investing activities	(926)	(832)
Net increase (decrease) in cash and cash equivalents	61	(5)
Cash and cash equivalents, beginning of period	39	26
Cash and cash equivalents, end of period	$100	$21

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, Inc., a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy services and distributed solar for commercial and industrial customers. Such business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2016 (the "2016 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2016 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.
The December 31, 2016 financial statement data was derived from audited financial statements, but does not include all disclosures required by GAAP.
During the fourth quarter of 2016, Edison International and SCE early adopted an accounting standard for share-based payments using the modified retrospective approach, effective January 1, 2016. Prior year financial statements have been updated to reflect the modified retrospective application of this accounting standard. For further information, see Note 1 and Note 18 of "Notes to Consolidated Financial Statements" included in the 2016 Form 10-K and Note 2 and Note 7 of this Form 10-Q.
Cash Equivalents
Cash equivalents includes investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Money market funds	$111	$41	$87	$18
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Book balances reclassified to accounts payable	$75	$138	$70	$136

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

	Three months ended March 31,
(in millions, except per-share amounts)	2017	2016
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$362	$280
Participating securities dividends	—	—
Income from continuing operations available to common shareholders	$362	$280
Weighted average common shares outstanding	326	326
Basic earnings per share – continuing operations	$1.11	$0.86
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$362	$280
Participating securities dividends	—	—
Income from continuing operations available to common shareholders	$362	$280
Income impact of assumed conversions	—	—
Income from continuing operations available to common shareholders and assumed conversions	$362	$280
Weighted average common shares outstanding	326	326
Incremental shares from assumed conversions	3	3
Adjusted weighted average shares – diluted	329	329
Diluted earnings per share – continuing operations	$1.10	$0.85
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,355,930 and 2,023,787 shares of common stock for the three months ended March 31, 2017 and 2016, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on revenue recognition including enhanced disclosures and further amended the standard in 2016 and 2017. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. This standard will be adopted on January 1, 2018. Edison International and SCE have completed the preliminary phases of their assessment of the impact on the consolidated financial statements and do not believe the adoption of this standard will have a material impact on the results of operations. As of March 31, 2017, approximately 98% of total operating revenue arises from SCE's tariff offerings that provide electricity to customers. For such arrangements, revenue from contracts with customers will be equivalent to the electricity supplied and billed in that period (including estimated billings). As such, there will not be a change in the timing or pattern of revenue recognition for such sales. Edison International and SCE anticipate adopting the standard using the modified retrospective application which means that Edison International and SCE would recognize the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in 2018.
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
The FASB also issued accounting standards updates related to the impairment of financial instruments (effective January 1, 2020) and the presentation of certain cash receipts and payments in the statement of cash flows (effective January 1, 2018). Edison International and SCE are currently evaluating these updates to accounting standards.
In January 2017, the FASB issued an accounting standards update to simplify the accounting for goodwill impairment. This accounting standards update changes the procedural steps in applying the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Edison International will apply this guidance to the goodwill impairment test beginning in 2020.
In March 2017, the FASB issued an accounting standards update which amends the current requirements related to the presentation of the components of net periodic benefit cost for an entity's defined benefit pension and other postretirement plans. The adoption of this standard is not expected to have a material impact on Edison International's and SCE's results of operations, but will result in the separate presentation of service costs as an operating expense and non-service costs within other income and expense. Edison International and SCE are currently evaluating the impact this standard will have on the consolidated balance sheets. The new standards update is effective on January 1, 2018. It is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost.
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three months ended March 31, 2017:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$2,191	$14,187
Net income	—	—	362	362	31	393
Other comprehensive income	—	4	—	4	—	4
Common stock dividends declared ($0.5425 per share)	—	—	(177)	(177)	—	(177)
Dividends to noncontrolling interests	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	(139)	(139)	—	(139)
Non-cash stock-based compensation	5	—	—	5	—	5
Balance at March 31, 2017	$2,510	$(49)	$9,590	$12,051	$2,191	$14,242

The following table provides Edison International's changes in equity for the three months ended March 31, 2016:

	Equity Attributable to Common Shareholders					Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings		Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,484	$(56)	$8,940		$11,368	$2,020	$13,388
Net income	—	—	281	[1]	281	30	311
Other comprehensive income	—	2	—		2	—	2
Common stock dividends declared ($0.4800 per share)	—	—	(156)		(156)	—	(156)
Dividends to noncontrolling interests	—	—	—		—	(30)	(30)
Stock-based compensation	—	—	(8)	[1]	(8)	—	(8)
Non-cash stock-based compensation	6	—	—		6	—	6
Issuance of preference stock	—	—	—		—	294	294
Redemption of preference stock	—	—	(3)		(3)	(122)	(125)
Balance at March 31, 2016	$2,490	$(54)	$9,054		$11,490	$2,192	$13,682

[1]
Edison International adopted an accounting standard related to share-based payments during the fourth quarter of 2016, effective January 1, 2016. See Note 1 for further information. The table above reflects the adoption of this standard on January 1, 2016. Net income and stock-based compensation (as previously reported) were $271 million and $(50) million, respectively, for the three months ended March 31, 2016.

The following table provides SCE's changes in equity for the three months ended March 31, 2017:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,168	$657	$(20)	$9,433	$2,245	$14,483
Net income	—	—	—	380	—	380
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(191)	—	(191)
Dividends declared on preferred and preference stock	—	—	—	(31)	—	(31)
Stock-based compensation	—	—	—	(23)	—	(23)
Non-cash stock-based compensation	—	3	—	—	—	3
Balance at March 31, 2017	$2,168	$660	$(18)	$9,568	$2,245	$14,623

The following table provides SCE's changes in equity for the three months ended March 31, 2016:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,168	$652	$(22)	$8,804		$2,070	$13,672
Net income	—	—	—	325	[1]	—	325
Other comprehensive income	—	—	1	—		—	1
Dividends declared on common stock	—	—	—	(170)		—	(170)
Dividends declared on preferred and preference stock	—	—	—	(30)		—	(30)
Stock-based compensation	—	—	—	(28)	[1]	—	(28)
Non-cash stock-based compensation	—	3	—	—		—	3
Issuance of preference stock	—	(6)	—	—		300	294
Redemption of preference stock	—	3	—	(3)		(125)	(125)
Balance at March 31, 2016	$2,168	$652	$(21)	$8,898		$2,245	$13,942

[1]
SCE adopted an accounting standard related to share-based payments during the fourth quarter of 2016, effective January 1, 2016. See Note 1 for further information. The table above reflects the adoption of this standard on January 1, 2016. Net income and stock-based compensation (as previously reported) were $317 million and $(34) million, respectively, for the three months ended March 31, 2016.

Note 3.    Variable Interest Entities
A VIE is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. A subsidiary of Edison International is the primary beneficiary of entities that own rooftop solar projects. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch, and compliance with regulatory and contractual requirements.
Variable Interest in VIEs that are not Consolidated
Power Purchase Agreements
SCE has power purchase agreements ("PPAs") that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants and contracts with qualifying facilities that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its California Public Utilities Commission ("CPUC")-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2016 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,928 MW and 4,383 MW at March 31, 2017 and 2016, respectively, and the amounts that SCE paid to these projects were $140 million and $127 million for the three months ended March 31, 2017 and 2016, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

Unconsolidated Trusts of SCE
SCE Trust I, Trust II, Trust III, Trust IV, and Trust V were formed in 2012, 2013, 2014, 2015, and 2016, respectively, for the exclusive purpose of issuing the 5.625%, 5.10%, 5.75%, 5.375%, and 5.45% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II, Trust III, Trust IV, and Trust V issued to the public trust securities in the face amounts of $475 million, $400 million, $275 million, $325 million, and $300 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G, Series H, Series J, and Series K Preference Stock issued by SCE in the principal amounts of $475 million, $400 million, $275 million, $325 million, and $300 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
The Series F, Series G, Series H, Series J, and Series K Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G, Series H, Series J, or Series K Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust. The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.
The Trust I, Trust II, Trust III, Trust IV, and Trust V balance sheets as of March 31, 2017 and December 31, 2016, consisted of investments of $475 million, $400 million, $275 million, $325 million, and $300 million in the Series F, Series G, Series H, Series J, and Series K Preference Stock, respectively, $475 million, $400 million, $275 million, $325 million, and $300 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended March 31,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V
2017
Dividend income	$7	$5	$4	$4	$4
Dividend distributions	7	5	4	4	4
2016
Dividend income	$7	$5	$4	$4	$1
Dividend distributions	7	5	4	4	1

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2017 and December 31, 2016, nonperformance risk was not material for Edison International and SCE.
Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value.
Level 1 – The fair value of Edison International's and SCE's Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded equity securities, U.S. treasury securities, mutual funds, and money market funds.
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
The fair value of SCE's over-the-counter derivative contracts is determined using an income approach. SCE uses standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from exchanges (New York Mercantile Exchange and Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges, or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.
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
Assumptions are made in order to value derivative contracts in which observable inputs are not available. Changes in fair value are based on changes to forward market prices, including extrapolation of short-term observable inputs into forecasted prices for illiquid forward periods. In circumstances where fair value cannot be verified with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. Modeling methodologies, inputs, and techniques are reviewed and assessed as markets continue to develop and more pricing information becomes available and the fair value is adjusted when it is concluded that a change in inputs or techniques would result in a new valuation that better reflects the fair value of those derivative contracts. See Note 6 for a discussion of derivative instruments.

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$15	$55	$—	$70
Other	103	—	—	—	103
Nuclear decommissioning trusts:
Stocks[2]	1,537	—	—	—	1,537
Fixed Income[3]	1,153	1,588	—	—	2,741
Short-term investments, primarily cash equivalents	88	84	—	—	172
Subtotal of nuclear decommissioning trusts[4]	2,778	1,672	—	—	4,450
Total assets	2,881	1,687	55	—	4,623
Liabilities at fair value
Derivative contracts	—	5	1,221	—	1,226
Total liabilities	—	5	1,221	—	1,226
Net assets (liabilities)	$2,881	$1,682	$(1,166)	$—	$3,397

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$68	$—	$74
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	1,547	—	—	—	1,547
Fixed Income[3]	865	1,751	—	—	2,616
Short-term investments, primarily cash equivalents	36	170	—	—	206
Subtotal of nuclear decommissioning trusts[4]	2,448	1,921	—	—	4,369
Total assets	2,481	1,927	68	—	4,476
Liabilities at fair value
Derivative contracts	—	—	1,157	—	1,157
Total liabilities	—	—	1,157	—	1,157
Net assets (liabilities)	$2,481	$1,927	$(1,089)	$—	$3,319

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 68% and 70% of SCE's equity investments were located in the United States at March 31, 2017 and December 31, 2016, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $83 million and $79 million at March 31, 2017 and December 31, 2016, respectively.

[4]
Excludes net payables of $98 million and $127 million at March 31, 2017 and December 31, 2016, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $24 million and $23 million at March 31, 2017 and December 31, 2016, respectively, classified as Level 1.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2017	2016
Fair value of net liabilities at beginning of period	$(1,089)	$(1,148)
Total realized/unrealized losses:
Included in regulatory assets and liabilities[1]	(77)	(65)
Fair value of net liabilities at end of period	$(1,166)	$(1,213)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(102)	$(84)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no material transfers between any levels during 2017 and 2016.
Valuation Techniques Used to Determine Fair Value
The process of determining fair value is the responsibility of SCE's risk management department, which reports to SCE's chief financial officer. This department obtains observable and unobservable inputs through broker quotes, exchanges, and internal valuation techniques that use both standard and proprietary models to determine fair value. Each reporting period, the risk and finance departments collaborate to determine the appropriate fair value methodologies and classifications for each derivative. Inputs are validated for reasonableness by comparison against prior prices, other broker quotes, and volatility fluctuation thresholds. Inputs used and valuations are reviewed period-over-period and compared with market conditions to determine reasonableness.
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
March 31, 2017	$55	$—	Market simulation model and auction prices	Load forecast	3,708 MW - 22,840 MW
				Power prices[1]	$3.65 - $99.58
				Gas prices[2]	$2.51 - $4.87
December 31, 2016	67	—	Market simulation model and auction prices	Load forecast	3,708 MW - 22,840 MW
				Power prices[1]	$3.65 - $99.58
				Gas prices[2]	$2.51 - $4.87
Tolling
March 31, 2017	—	1,210	Option model	Volatility of gas prices	16% - 39% (25%)
				Volatility of power prices	26% - 140% (36%)
				Power prices	$18.01 - $45.28 ($30.70)
December 31, 2016	—	1,154	Option model	Volatility of gas prices	15% - 48% (20%)
				Volatility of power prices	29% - 71% (40%)
				Power prices	$23.40 - $51.24 ($34.70)

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.

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
Nuclear Decommissioning Trusts
SCE's nuclear decommissioning trust investments include equity securities, U.S. treasury securities, and other fixed income securities. Equity and treasury securities are classified as Level 1 as fair value is determined by observable market prices in active or highly liquid and transparent markets. The remaining fixed income securities are classified as Level 2. The fair value of these financial instruments is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers, and relevant credit information.
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	March 31, 2017		December 31, 2016
(in millions)	Carrying Value[1]	Fair Value	Carrying Value[1]	Fair Value
SCE	$11,422	$12,665	$10,333	$11,539
Edison International	12,643	13,894	11,156	12,368

[1]	Carrying value is net of debt issuance costs.
The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices, and relevant credit information.
The carrying value of Edison International's and SCE's trade receivables and payables, other investments, and short-term debt approximates fair value.
Note 5.    Debt and Credit Agreements
Long-Term Debt
In January 2017, SCE borrowed $300 million under a Term Loan Agreement due July 2018, with a variable interest rate based on the London Interbank Offered Rate plus 65 basis points (1.53% at March 31, 2017). The proceeds were used for general corporate purposes.
In January 2017, SCE reissued $135 million of 2.625% pollution-control bonds subject to mandatory remarketing in December 2023. The proceeds were used for general corporate purposes.

In March 2017, SCE issued $700 million of 4.00% first and refunding mortgage bonds due in 2047 and Edison International issued $400 million of 2.125% senior notes due in 2020. The proceeds were used to repay commercial paper borrowings and for general corporate purposes. In addition, the proceeds from SCE's bonds were used to fund SCE's capital program.
Credit Agreements and Short-Term Debt
SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively, both maturing in July 2021. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At March 31, 2017, SCE had no outstanding commercial paper. At March 31, 2017, letters of credit issued under SCE's credit facility aggregated $91 million and are scheduled to expire in twelve months or less. At December 31, 2016, the outstanding commercial paper, net of discount, was $769 million at a weighted-average interest rate of 0.9%.
At March 31, 2017, Edison International Parent's outstanding commercial paper, net of discount, was $295 million at a weighted-average interest rate of 1.18%. At December 31, 2016, the outstanding commercial paper, net of discount, was $538 million at a weighted-average interest rate of 0.97%.
Note 6.    Derivative Instruments
Derivative financial instruments are used to manage exposure to commodity price risk. These risks are managed in part by entering into forward commodity transactions, including options, swaps, and futures. To mitigate credit risk from counterparties in the event of nonperformance, master netting agreements are used whenever possible and counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.
Commodity Price Risk
Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE's electricity price exposure arises from energy purchased from and sold to wholesale markets as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities and PPAs. SCE's natural gas price exposure arises from natural gas purchased for the Mountainview power plant and peaker plants, qualifying facility contracts where pricing is based on a monthly natural gas index, and PPAs in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $19 million and $12 million as of March 31, 2017 and December 31, 2016, respectively, for which SCE has posted $12 million collateral at both March 31, 2017 and December 31, 2016 to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2017, SCE would be required to post $8 million of additional collateral of which $2 million is related to outstanding payables that are net of collateral already posted.

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

	March 31, 2017
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$70	$1	$71	$238	$989	$1,227	$1,156
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$69	$1	$70	$237	$989	$1,226	$1,156

	December 31, 2016
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$74	$1	$75	$217	$941	$1,158	$1,083
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$73	$1	$74	$216	$941	$1,157	$1,083

[1]
In addition, at March 31, 2017, there is no cash collateral posted that is not offset against derivative liabilities. At December 31, 2016, SCE received $2 million of collateral that is not offset against derivative assets and is reflected in "Other current liabilities" on the consolidated balance sheets.

Income Statement Impact of Derivative Instruments
SCE recognizes realized gains and losses on derivative instruments as purchased power expense and expects that such gains or losses will be part of the purchased power costs recovered from customers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Due to expected future recovery from customers, unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings. The remaining effects of derivative activities and related regulatory offsets are recorded in cash flows from operating activities in the consolidated statements of cash flows.
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2017	2016
Realized losses	$(2)	$(27)
Unrealized losses	(85)	(64)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	March 31, 2017	December 31, 2016
Electricity options, swaps and forwards	GWh	1,812	1,816
Natural gas options, swaps and forwards	Bcf	123	36
Congestion revenue rights	GWh	79,224	93,319
Tolling arrangements	GWh	58,153	61,093
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2017	2016	2017	2016
Income from continuing operations before income taxes	$352	$333	$392	$367
Provision for income tax at federal statutory rate of 35%	124	117	137	128
Increase in income tax from:
State tax, net of federal benefit	10	6	13	9
Property-related	(113)	(79)	(113)	(79)
Change related to uncertain tax positions	(12)	(1)	(11)	(1)
Shared-based compensation[1]	(43)	(10)	(8)	(8)
Other	(6)	(5)	(6)	(7)
Total income tax (benefit) expense from continuing operations	$(40)	$28	$12	$42
Effective tax rate	(11.4)%	8.4%	3.1%	11.4%

[1]
Includes state taxes for Edison International and SCE of $6 million and $1 million, respectively, for the three months ended March 31, 2017 and $3 million and $2 million, respectively, for the three months ended March 31, 2016. Refer to Note 1 for further information.

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
In March 2017, SCE received the final decision on claims against, and counterclaims of, Mitsubishi Heavy Industries, Inc. and related companies (together, "MHI") from the arbitration tribunal, the International Chamber of Commerce, discussed further in Note 11. San Onofre was permanently shut down on June 7, 2013 as a result of failure of replacement steam generators supplied by MHI. With the resolution of the insurance claim against Nuclear Electric Insurance Limited ("NEIL") in October 2015 and the conclusion of the arbitration proceeding against MHI, a tax abandonment loss of $698 million and $1.14 billion for federal and state income tax purposes, respectively, was claimed in the first quarter of 2017, resulting in a flow-through tax benefit of approximately $39 million impacting the effective tax rate. Due to the tax abandonment loss recognized this quarter, Edison International and SCE both expect to report a federal taxable loss in 2017. In addition, Edison International expects to report a California taxable loss in 2017.

Unrecognized Tax Benefits
In the first quarter of 2017, Edison International settled all open tax positions with the Internal Revenue Service ("IRS") for taxable years 2007 through 2012. The following table provides a reconciliation of unrecognized tax benefits for 2017 as a result of the audit settlement:

(in millions)	Edison International	SCE
Balance at January 1, 2017	$471	$371
Tax positions taken during the current year:
Increases	10	10
Tax positions taken during a prior year:
Increases	2	2
Decreases	(10)	(10)
Decreases for settlements during the period	(82)	(78)
Balance at March 31, 2017	$391	$295
Tax Disputes
Tax Years 2007 – 2012
In the first quarter of 2017, Edison International settled all open tax positions with the IRS for taxable years 2007 through 2012. Edison International previously made cash deposits which are sufficient to settle all outstanding liabilities for this audit cycle. Total liabilities included tax reserves, previously settled issues, and an estimate of associated interest and penalties.
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2013 – 2015 and 2010 – 2015, respectively. Edison International has settled all open tax position with the IRS for taxable years prior to 2013.  Tax years 2003 – 2009 are currently under protest with the California Franchise Tax Board.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $25 million during the three months ended March 31, 2017, which includes contributions of $21 million by SCE. Edison International expects to make contributions of $111 million during the remainder of 2017, which includes $64 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
Pension expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2017	2016	2017	2016
Service cost	$36	$39	$35	$38
Interest cost	41	44	37	41
Expected return on plan assets	(53)	(56)	(50)	(53)
Amortization of prior service cost	1	1	1	1
Amortization of net loss[1]	5	9	4	8
Expense under accounting standards	$30	$37	$27	$35
Regulatory adjustment	(3)	(9)	(3)	(9)
Total expense recognized	$27	$28	$24	$26

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $3 million and $2 million, respectively, for the three months ended March 31, 2017, and $3 million and $2 million, respectively, for the three months ended March 31, 2016.

Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. Lump sum payments made in April 2017 to Edison International executives retiring in 2016 from the Executive Retirement Plan exceeded the estimated service and interest costs, resulting in a partial settlement of that plan. A settlement loss of approximately $7.7 million ($4.6 million after-tax) is expected to be recorded at Edison International in the second quarter of 2017.
Postretirement Benefits Other Than Pensions
Edison International made contributions of $5 million during the three months ended March 31, 2017 and expects to make contributions of $16 million during the remainder of 2017, substantially all of which are expected to be made by SCE. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP Plan benefits with respect to its employees and former employees. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.
PBOP expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2017	2016	2017	2016
Service cost	$9	$10	$9	$10
Interest cost	24	26	24	26
Expected return on plan assets	(27)	(28)	(27)	(28)
Amortization of prior service cost	(1)	(1)	(1)	(1)
Total expense	$5	$7	$5	$7
Note 9.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Stocks	—	$291	$319	$1,537	$1,547
Municipal bonds	2054	645	659	753	766
U.S. government and agency securities	2055	1,308	1,131	1,380	1,191
Corporate bonds	2057	552	600	608	659
Short-term investments and receivables/payables[1]	One-year	71	75	74	79
Total		$2,867	$2,784	$4,352	$4,242

[1]
Short-term investments include $36 million and $114 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by April 3, 2017 and January 4, 2017 as of March 31, 2017 and December 31, 2016, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion at both March 31, 2017 and December 31, 2016.

The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended March 31,
(in millions)	2017	2016
Balance at beginning of period	$4,242	$4,331
Gross realized gains	99	17
Gross realized losses	(16)	(3)
Unrealized gains, net of losses	27	59
Other-than-temporary impairments	(1)	(7)
Interest and dividends	28	29
Income taxes	—	(18)
Decommissioning disbursements	(26)	(116)
Administrative expenses and other	(1)	(2)
Balance at end of period	$4,352	$4,290
Trust assets are used to pay income taxes. Deferred tax liabilities related to net unrealized gains at March 31, 2017 were $373 million. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion at March 31, 2017. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts.
Note 10.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	March 31, 2017	December 31, 2016
Current:
Regulatory balancing accounts	$139	$135
Energy derivatives	186	150
Unamortized investments, net of accumulated amortization	37	49
Other	32	16
Total current	394	350
Long-term:
Deferred income taxes, net of liabilities	4,689	4,478
Pensions and other postretirement benefits	711	710
Energy derivatives	996	947
Unamortized investments, net of accumulated amortization	79	80
San Onofre	815	857
Unamortized loss on reacquired debt	180	184
Regulatory balancing accounts	68	66
Environmental remediation	125	126
Other	11	7
Total long-term	7,674	7,455
Total regulatory assets	$8,068	$7,805

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	March 31, 2017	December 31, 2016
Current:
Regulatory balancing accounts	$740	$736
San Onofre MHI arbitration award[1]	47	—
Other	17	20
Total current	804	756
Long-term:
Costs of removal	2,838	2,847
Recoveries in excess of ARO liabilities[2]	1,735	1,639
Regulatory balancing accounts	1,278	1,180
Other	59	60
Total long-term	5,910	5,726
Total regulatory liabilities	$6,714	$6,482

[1]	Represents SCE's net recovery from claims against MHI. See Note 11 for further discussion.

[2]
Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 9 for further discussion.

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	March 31, 2017	December 31, 2016
Asset (liability)
Energy resource recovery account	$30	$(20)
New system generation balancing account	(97)	(6)
Public purpose programs and energy efficiency programs	(1,056)	(992)
Tax accounting memorandum account and pole loading balancing account	(136)	(142)
Base rate recovery balancing account	(360)	(426)
Department of Energy litigation memorandum account	(123)	(122)
Greenhouse gas auction revenue	(3)	31
FERC balancing accounts	(93)	(69)
Other	27	31
Liability	$(1,811)	$(1,715)
Note 11.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the first quarter of 2017, SCE had existing PPAs that met the critical contract provisions. The commitments for these contracts are estimated to be: $48 million in 2017, $116 million in 2018, $117 million in 2019, $119 million in 2020, $120 million in 2021, and $955 million for the remaining period thereafter. For further information, see Note 11 in the 2016 Form 10-K.

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
SCE has indemnified the City of Redlands, California in connection with the Mountainview power plant's California Energy Commission permit for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. SCE has not recorded a liability related to this indemnity.
Contingencies
In addition to the matters disclosed in these Notes, Edison International and SCE are involved in other legal, tax, and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International and SCE believe the outcome of these other proceedings will not, individually or in the aggregate, materially affect its financial position, results of operations and cash flows.
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
San Onofre CPUC Proceedings
In November 2014, the CPUC approved the Settlement Agreement by and among SCE, The Utility Reform Network, the CPUC's Office of Ratepayer Advocates and San Diego Gas & Electric ("SDG&E"), which was later joined by the Coalition of California Utility Employees and Friends of the Earth, dated November 20, 2014 (the "San Onofre OII Settlement Agreement"), which resolved the CPUC's investigation regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre. Subsequently, the San Onofre Order Instituting Investigation ("OII") proceeding record was reopened by a joint ruling of the Assigned Commissioner and the Assigned administrative law judge ("ALJ") to consider whether, in light of SCE not reporting certain ex parte communications on a timely basis, the San Onofre OII Settlement Agreement remained reasonable, consistent with the law, and in the public interest, which is the standard the CPUC applies in reviewing settlements submitted for approval. In comments filed with the CPUC in July 2016, SCE asserted that the San Onofre OII Settlement Agreement continues to meet this standard and therefore should not be disturbed. A number of the parties to the San Onofre OII, however, have requested that the CPUC either modify the San Onofre OII Settlement Agreement or vacate its previous approval of the settlement and reinstate the San Onofre OII for further proceedings.
In a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ expressed concerns about the extent to which the failure to timely report ex parte communications had impacted the settlement negotiations and directed SCE and SDG&E to meet and confer with the other parties in the San Onofre OII to consider changing the terms of the San Onofre OII Settlement Agreement. The ruling set out a schedule requiring that at least two meet-and-confer sessions be held in the first quarter of 2017 and requiring the parties to submit a joint status report to the CPUC by April 28, 2017 if no modifications have been agreed to by some or all of the parties as a result of the meet-and-confer process. The parties held three meet-and-confer sessions. In March 2017, SCE and other parties reported to the CPUC that the parties participating in the meet-and-confer process have agreed to mediate the issues identified in the December 2016 joint ruling. In April 2017, SCE and other meet-and-confer parties filed a joint motion to extend the April 28, 2017 joint report deadline to August 15, 2017. SCE has recorded a regulatory asset of $815 million at March 31, 2017 to reflect the expected recoveries under the San Onofre OII Settlement Agreement. Management assesses at the end of each reporting period whether regulatory assets are probable of future recovery. SCE assessed the San Onofre regulatory asset at March 31, 2017 and continues to conclude that the asset is probable, though not certain, of recovery based on SCE's knowledge of facts and judgment in applying the relevant regulatory principles to the issue. SCE does not believe that the conclusions in the MHI arbitration, discussed below, change the expectation on the probability of recovery of the San Onofre regulatory asset.
Challenges related to the Settlement of San Onofre CPUC Proceedings
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. In light of the San Onofre OII meet-and-confer sessions, the Ninth Circuit cancelled the hearing that had been scheduled for February 9, 2017 and ordered the parties to notify the Ninth Circuit of the status of the San Onofre OII by May 1, 2017 and periodically thereafter.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its then Chief Financial Officer. The complaint was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015. In September 2016, the federal court granted defendants’ motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff filed an amended complaint and defendants again moved to dismiss the complaint in October 2016 and a decision is pending.
Also in July 2015, a federal shareholder derivative lawsuit was filed against members of the Edison International Board of Directors for breach of fiduciary duty and other claims. The federal derivative lawsuit is based on similar allegations to the federal class action securities lawsuit and seeks monetary damages, including punitive damages, and various corporate governance reforms. An additional federal shareholder derivative lawsuit making essentially the same allegations was filed in August 2015 and was subsequently consolidated with the July 2015 federal derivative lawsuit. In September 2016, the federal court granted defendants' motion to dismiss the consolidated complaint, with an opportunity for plaintiffs to amend the complaint. Plaintiffs did not file an amended complaint by the required date. Plaintiffs' deadline to appeal the federal court's order granting defendants' motion to dismiss lapsed in March 2017 and no appeal was filed.
In October 2015, a shareholder derivative lawsuit was filed in California state court against members of the Edison International Board of Directors for breach of fiduciary duty and other claims, making similar allegations to those in the federal derivative lawsuits discussed above. The California state court action is currently on hold in light of the pending federal suits discussed above.
In November 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act. The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII. In July 2016, the federal court granted the defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed an amended complaint in July 2016, that dismissed Edison International as a named defendant and the remaining defendants filed a motion to dismiss in August 2016. These defendants' motion was heard by the court in November 2016 and a decision is pending.
Edison International and SCE cannot predict the outcome of the open proceedings.
MHI Claims
SCE pursued claims against MHI, which designed and supplied the replacement steam generators. In October 2013, SCE sent MHI a formal request for binding arbitration under the auspices of the International Chamber of Commerce seeking damages for all losses. SCE alleged contract and tort claims and sought at least $4 billion in damages on behalf of itself and its customers and in its capacity as Operating Agent for San Onofre. MHI denied any liability and asserted counterclaims for $41 million, for which SCE denied any liability. Each of the other San Onofre owners (SDG&E and Riverside) sued MHI, alleging claims arising from MHI's supplying the faulty steam generators. These litigation claims have been stayed pending the arbitration. The other co-owners were added as additional claimants in the arbitration. In March 2017, the arbitration tribunal found MHI liable for breach of contract, but rejected claimants' other claims. The tribunal found that damages were subject to contractual limitations on liability. In addition, the tribunal ordered the claimants to pay MHI's legal costs but rejected MHI's counterclaims. The net recovery awarded to SCE was initially determined to be $52 million. An adjustment to the interest awarded to SCE subsequently reduced the net recovery to approximately $47 million. The decision is the final award of the tribunal but can be challenged in court on limited grounds. SCE has determined that it will not appeal the decision. As a result of uncertainty associated with the allocation of the award under the San Onofre OII Settlement Agreement, SCE recorded a regulatory liability for the net recovery.
Environmental Remediation
SCE records its environmental remediation liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring, and site closure. Unless there is a single probable amount, SCE records the lower end of this reasonably likely range of costs (reflected in "Other long-term liabilities") at undiscounted amounts as timing of cash flows is uncertain.
At March 31, 2017, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites with a liability balance at March 31, 2017, in which the upper end of the range of the costs is at least $1 million) was $127 million, including $75 million related to San Onofre. In addition to these sites, SCE also has 17 immaterial sites with a liability balance as of March 31, 2017, for which the total minimum recorded liability was $3 million. Of the $130 million total environmental remediation liability for SCE, $125 million has been recorded as a regulatory asset. SCE expects to recover $47 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $78 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $149 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $5 million to $18 million. Costs incurred for the three months ended March 31, 2017 and 2016 were $2 million and $1 million, respectively.
Based upon the CPUC's regulatory treatment of environmental remediation costs incurred at SCE, SCE believes that costs ultimately recorded will not materially affect its results of operations, financial position, or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to estimates.
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
For more information on nuclear insurance coverage, see Note 11 in the 2016 Form 10-K.
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
Spent Nuclear Fuel
Under federal law, the U.S. Department of Energy ("DOE") is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has not met its contractual obligation to accept spent nuclear fuel. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. Currently, both San Onofre and Palo Verde have interim storage for spent nuclear fuel on site sufficient for their current license period.
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million, including reimbursement for legal costs (SCE share $124 million) to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. The settlement also provides for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE will submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process will make additional legal action to recover damages incurred in 2014 – 2016 unnecessary. The first such claim covering damages for 2014 – 2015 was filed on September 30, 2016 for approximately $56 million. In February 2017, the DOE reviewed the 2014 – 2015 claim submission and reduced the original request to approximately $43 million primarily due to DOE allocation limits. SCE accepted the DOE's determination, and the government will pay the 2014 – 2015 claim under the terms of the settlement. SCE will make the claim submission for 2016 damages in the third quarter of 2017. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 12.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2017	2016	2017	2016
Beginning balance	$(53)	$(56)	$(20)	$(22)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	1	1
Other	2	—	1	—
Change	4	2	2	1
Ending Balance	$(49)	$(54)	$(18)	$(21)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 8 for additional information.

Note 13.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended March 31,
(in millions)	2017	2016
SCE interest and other income:
Equity allowance for funds used during construction	$19	$22
Increase in cash surrender value of life insurance policies and life insurance benefits	12	7
Interest income	1	—
Other	1	2
Total SCE interest and other income	33	31
Total Edison International interest and other income	$33	$31
SCE other expenses:
Civic, political and related activities and donations	$(4)	$(5)
Other	(3)	—
Total SCE other expenses	(7)	(5)
Other expenses of Edison International Parent and Other	(1)	(1)
Total Edison International other expenses	$(8)	$(6)
Note 14.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2017	2016	2017	2016
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$167	$158	$152	$149
Tax payments, net of refunds	—	2	—	11
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$177	$156	$—	$—
Preferred and preference stock	1	1	1	1
SCE's accrued capital expenditures at March 31, 2017 and 2016 were $275 million and $360 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2017. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2016 Form 10-K.
LEGAL PROCEEDINGS
None.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the first quarter of 2017.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	1,071,723	$72.35	—	—
February 1, 2017 to February 28, 2017	2,778,550	74.02	—	—
March 1, 2017 to March 31, 2017	447,903	79.65	—	—
Total	4,298,176	$74.19	—	—

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

EXHIBITS

Exhibit Number	Description

10.1**	Edison International 2017 Executive Annual Incentive Program

10.2**	Edison International 2017 Long-Term Incentives Terms and Conditions

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2017, filed on May 1, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2017, filed on May 1, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________
** Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Connie J. Erickson

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	May 1, 2017	Date:	May 1, 2017