Form 10-Q
period 2017-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2017-07-27
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Common Stock outstanding as of July 25, 2017:
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

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including determinations of authorized rates of return or return on equity, the outcome of San Onofre CPUC proceedings, and the 2018 GRC, and delays in regulatory actions;

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
The MD&A for the six months ended June 30, 2017 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2016, and as compared to the six months ended June 30, 2016. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2016 (the "year-ended 2016 MD&A"), which was included in the 2016 Form 10-K.
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

	Three months ended June 30,			Six months ended June 30,
(in millions)	2017	2016[1]	Change	2017	2016[1]	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$307	$318	$(11)	$656	$612	$44
Edison International Parent and Other	(29)	(36)	7	(16)	(50)	34
Discontinued operations	—	(2)	2	—	(1)	1
Edison International	278	280	(2)	640	561	79
Less: Non-core items
SCE	—	—	—	—	—	—
Edison International Parent and Other	—	2	(2)	1	4	(3)
Discontinued operations	—	(2)	2	—	(1)	1
Total non-core items	—	—	—	1	3	(2)
Core earnings (losses)
SCE	307	318	(11)	656	612	44
Edison International Parent and Other	(29)	(38)	9	(17)	(54)	37
Edison International	$278	$280	$(2)	$639	$558	$81

[1]
The earnings for the three and six months ended June 30, 2016 were updated to reflect the implementation of the accounting standard for share-based payments effective January 1, 2016. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.

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
Edison International's second quarter 2017 earnings decreased $2 million from the second quarter of 2016, comprised of a decrease in SCE's earnings of $11 million, a decrease in Edison International Parent and Other's losses of $7 million, and a decrease in losses from discontinued operations of $2 million. The decrease in earnings at SCE was primarily due to a reduction in CPUC revenue related to prior overcollections.

Edison International's earnings for the six months ended June 30, 2017 increased $79 million from the six months ended June 30, 2016, comprised of an increase in SCE's earnings of $44 million, a decrease in Edison International Parent and Other's losses of $34 million, and a decrease in losses from discontinued operations of $1 million. The increase in earnings at SCE was primarily related to an increase in revenue from the escalation mechanism set forth in the 2015 GRC decision and lower operation and maintenance expenses, partially offset by the CPUC revenue adjustment discussed above and higher net financing costs.
Edison International Parent and Other's decrease in losses for the three and six months ended 2017 was due to lower core losses of $9 million and $37 million, respectively, and lower non-core earnings of $2 million and $3 million, respectively. The decrease in core losses was due to higher income tax benefits related to stock option exercises and the 2017 settlement of federal income tax audits for 2007 – 2012.
Capital Program
SCE's capital expenditures forecast for the 2017 – 2020 period has been revised since the filing of the 2016 Form 10-K, as indicated in the table below. The update reflects a reduction in 2017 capital expenditures primarily due to the lack of approval of a grid modernization memorandum account (see below for further information), lower than expected new customer meters and delays on FERC projects. The update also reflects SCE's revised requested capital expenditures for 2018 – 2020 resulting from SCE's 2018 GRC rebuttal testimony, filed in June 2017.
The 2017 capital program had originally included expenditures of $182 million for grid modernization capital spending. SCE has requested CPUC approval of a memorandum account to facilitate recovery in rates of such expenditures. The memorandum account has not yet been approved by the CPUC and may not be approved. Certain of the grid modernization capital expenditures promote safety and reliability as well as facilitating integration of distributed energy resources and are the focus of SCE's reduced grid modernization capital expenditures in 2017. This spending also would allow for a timely ramp-up of grid modernization capital expenditures in subsequent years. These expenditures are included in traditional distribution capital expenditures for 2017 in the table below. SCE may receive further guidance on grid modernization spending from the CPUC as part of the DRP proceeding in the second half of 2017.
Traditional capital expenditures for 2017 reflects SCE's forecast capital expenditures for CPUC and FERC capital projects. Traditional capital expenditures for 2018 – 2020 reflect the amounts requested in the 2018 GRC filing and subsequently updated in SCE's rebuttal testimony as well as the expected spending for FERC capital projects. Recovery for 2017 – 2020 planned expenditures for traditional capital projects under FERC jurisdiction will be pursued through FERC-authorized mechanisms. The CPUC has approved 81%, 89%, and 92% of the traditional capital expenditures requested in the 2009, 2012, and 2015 GRC decisions, respectively. While SCE cannot predict the level of traditional capital spending that will be approved in the 2018 GRC decision, management is not aware of factors that would cause the percentage of SCE's request that is ultimately approved to be materially different from what has been approved in recent GRC decisions. SCE does not have prior approval experience with grid modernization capital expenditures and, therefore, is unable to predict an expected outcome. Forecasted expenditures for FERC capital projects are subject to change due to timeliness of permitting, licensing and regulatory approvals. For further information regarding updates for large transmission and substation projects, see "Liquidity and Capital Resources—SCE—Capital Investment Plan."
Total capital expenditures (including accruals) were $1.4 billion and $1.6 billion for the first six months of 2017 and 2016, respectively. The following table sets forth a summary of forecasted capital expenditures for 2017 – 2020 on the basis described above:

(in millions)	2017	2018	2019	2020	Total 2017 – 2020
Traditional capital expenditures[1]
Distribution[2]	$3,080	$3,174	$3,119	$3,048	$12,421
Transmission	501	956	1,003	1,046	3,506
Generation	199	220	212	201	832
Total requested traditional capital expenditures[1,3]	$3,780	$4,350	$4,334	$4,295	$16,759
Grid modernization capital expenditures[2]	$—	$538	$649	$608	$1,795
Total capital expenditures	$3,780	$4,888	$4,983	$4,903	$18,554

[1]	Includes Energy Storage of $60 million in the 2017 – 2020 period. Also, includes $12 million Charge Ready Pilot in 2017.

[2]	2017 capital expenditures related to grid modernization are included in traditional distribution capital expenditures.

[3]	Capital expenditures for 2017 reflect management's expectations based on the 2015 GRC decision.

SCE's estimated weighted average annual rate base for 2017 – 2020 using the capital expenditures set forth in the table above is as follows:

(in millions)	2017	2018	2019	2020
Rate base for requested traditional capital expenditures	$26,212	$28,997	$31,088	$33,122
Rate base for requested grid modernization capital expenditures	—	261	695	1,195
Total rate base	$26,212	$29,258	$31,783	$34,317
The rate base above does not reflect reductions from the amounts requested in the 2018 GRC that may be included in a final decision.
Regulatory Proceedings
2018 General Rate Case
In September 2016, SCE filed its 2018 GRC application for the three-year period 2018 – 2020, which requested a 2018 revenue requirement of $5.885 billion, an increase of $222 million over the projected 2017 GRC authorized revenue requirement. In June 2017 in its rebuttal testimony, SCE revised its requested 2018 revenue requirement to $5.859 billion, which would be a $196 million increase. The rebuttal testimony also proposed post-test year increases in 2019 and 2020 of $480 million and $556 million, respectively.
In April 2017, the ORA recommended that SCE's original requested 2018 base revenue requirement be decreased by approximately $208 million, comprised of approximately $164 million in operations and maintenance expense reductions and approximately $44 million in capital-related revenue requirement reductions largely related to the proposed reduction of 100% of grid modernization capital spending. To the extent any spending is authorized, the ORA proposed capturing grid modernization spending in a memorandum account for review in the 2021 GRC. TURN recommended reductions of 78% of grid modernization capital expenditures in 2018 and rate base adjustments of approximately $700 million of historical capital expenditures, primarily related to certain distribution infrastructure replacement programs. The impact of TURN's recommendations would decrease SCE's original requested 2018 base revenue requirement by approximately $93 million.
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
San Onofre CPUC Proceedings
As discussed in the year-ended 2016 MD&A, in a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ expressed concerns about the extent to which the failure to timely report ex parte communications had impacted the settlement negotiations and directed SCE and SDG&E to meet and confer with the other parties in the San Onofre OII to consider changing the terms of the San Onofre OII Settlement Agreement. In March 2017, SCE and the parties participating in the meet-and-confer process initiated a mediation of the issues identified in the December 2016 joint ruling. The CPUC has established a joint report deadline of August 15, 2017, at which time the parties must report on the outcome of the meet-and-confer process.
SCE has recorded a regulatory asset of $772 million at June 30, 2017 to reflect the expected recoveries under the San Onofre OII Settlement Agreement. SCE assessed the San Onofre regulatory asset at June 30, 2017 and continues to conclude that the asset is probable, though not certain, of recovery based on SCE's knowledge of facts and judgment in applying the relevant regulatory principles to the issue. Such judgment is subject to uncertainty, and regulatory principles and precedents are not necessarily binding and are capable of interpretation.

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
For more information on the challenges to the settlement of the San Onofre OII, the arbitration tribunal decision on MHI, and the San Onofre regulatory asset, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters."
Cost of Capital
In July 2017, the CPUC issued a final decision that adopted the petition previously filed by SCE, Pacific Gas & Electric Company, SDG&E, and SoCalGas (collectively, the "Investor-Owned Utilities"), ORA, and TURN to modify the prior CPUC decisions addressing the Investor-Owned Utilities' costs of capital. The decision extended the deadline for the next Investor-Owned Utilities cost of capital application to April 2019, reset SCE's authorized cost of long-term debt and preferred stock beginning January 1, 2018; and established SCE's authorized ROE at 10.30%, beginning January 1, 2018. For more information on the terms of the settling parties' petition, see "Management Overview—Regulatory Proceedings—Cost of Capital" in the year-ended 2016 MD&A.
FERC Formula Rates
In June 2017, SCE provided its preliminary 2018 annual transmission revenue requirement update to interested parties. The update reflects a decrease in SCE's transmission revenue requirement of $15 million or 1.3% lower than amounts currently authorized in rates. SCE expects to file its 2018 annual update with the FERC by October 31, 2017 with the proposed rates effective January 1, 2018. In addition, SCE expects to file a new formula rate with the FERC by October 31, 2017. Once the new formula rate is accepted by the FERC, it will supersede the existing formula rate, including the 2018 annual update, and could become effective as early as January 1, 2018. FERC has the authority and commonly suspends new rates for up to five months. If the new formula rate is suspended by the FERC, the 2018 transmission revenue requirement rate established in the 2018 annual update will be effective from January 1, 2018 until the end of the suspension of the new formula rate. The new formula rate will be subject to refund from the end of the suspension until it is ultimately approved by the FERC.
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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended June 30, 2017 versus June 30, 2016

	Three months ended June 30, 2017			Three months ended June 30, 2016
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,584	$1,369	$2,953	$1,509	$1,259	$2,768
Purchased power and fuel	—	1,175	1,175	—	1,064	1,064
Operation and maintenance	473	193	666	492	195	687
Depreciation, decommissioning and amortization	510	—	510	503	—	503
Property and other taxes	84	1	85	85	—	85
Total operating expenses	1,067	1,369	2,436	1,080	1,259	2,339
Operating income	517	—	517	429	—	429
Interest expense	(146)	—	(146)	(134)	—	(134)
Other income and expenses	24	—	24	22	—	22
Income before income taxes	395	—	395	317	—	317
Income tax expense	57	—	57	(32)	—	(32)
Net income	338	—	338	349	—	349
Preferred and preference stock dividend requirements	31	—	31	31	—	31
Net income available for common stock	$307	$—	$307	$318	$—	$318
Net income available for common stock			$307			$318
Less:
Non-core earnings			—			—
Core earnings[1]			$307			$318

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $75 million primarily due to the following:

•
An increase in CPUC revenue of approximately $58 million primarily due to the escalation mechanism as set forth in the 2015 GRC decision and $10 million of higher operating costs subject to balancing account treatment (primarily offset in depreciation expense below). These increases were partially offset by $9 million of lower revenue related to the extension of bonus depreciation and a $17 million revenue reduction for the expected refund to customers of prior overcollections identified in the second quarter of 2017.

•
An increase in revenue of $77 million related to incremental tax benefits refunded to customers (offset in taxes below). The increase in revenue resulted from a 2016 revenue refund to customers of $133 million related to 2012 – 2014 incremental income tax deductions, partially offset by higher year-over-year incremental tax benefits recognized in balancing accounts for 2017 activities.

•
A decrease in FERC-related revenue of $31 million primarily due to $19 million amortization of the regulatory asset associated with the Coolwater-Lugo transmission project recognized in 2016 (offset in depreciation below) and a $7 million reduction to FERC revenue due to a change in estimate under the FERC formula rate mechanism.

•
Lower operation and maintenance costs of $19 million primarily due to the impact of SCE's operational and service excellence initiatives and lower storm-related activities partially offset by higher transmission and distribution costs for line clearing.

•
Higher depreciation, decommissioning, and amortization expense of $7 million primarily related to depreciation on transmission and distribution investments partially offset by amortization of the regulatory asset related to Coolwater-Lugo plant recorded in 2016.

•	Higher interest expense of $12 million primarily due to increased borrowings.

•	Higher income taxes of $89 million primarily due to the following:

•
Lower income tax benefits of $45 million due to $79 million of flow-through incremental benefits for 2012 – 2014 to customers recorded in 2016 partially offset by higher income tax benefits in 2017 of $34 million related to flow through of incremental tax benefits for TAMA and the pole loading balancing accounts (offset in revenue above).

•	Lower net income tax benefits in 2017 for other property-related items, including cost of removal and depreciation deductions.

•	Higher pre-tax income for the second quarter of 2017, as discussed above.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $111 million primarily driven by higher power and gas prices experienced in 2017 relative to 2016, partially offset by lower realized losses on hedging activities ($3 million in 2017 compared to $25 million in 2016).

The following table is a summary of SCE's results of operations for the periods indicated.
Six months ended June 30, 2017 versus June 30, 2016

	Six months ended June 30, 2017			Six months ended June 30, 2016
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$3,136	$2,273	5,409	$3,031	$2,173	$5,204
Purchased power and fuel	—	1,959	1,959	—	1,858	1,858
Operation and maintenance	924	313	1,237	975	315	1,290
Depreciation, decommissioning and amortization	1,007	—	1,007	978	—	978
Property and other taxes	181	1	182	176	—	176
Total operating expenses	2,112	2,273	4,385	2,129	2,173	4,302
Operating income	1,024	—	1,024	902	—	902
Interest expense	(287)	—	(287)	(265)	—	(265)
Other income and expenses	50	—	50	46	—	46
Income before income taxes	787	—	787	683	—	683
Income tax expense	69	—	69	10	—	10
Net income	718	—	718	673	—	673
Preferred and preference stock dividend requirements	62	—	62	61	—	61
Net income available for common stock	$656	$—	$656	$612	$—	$612
Net income available for common stock			$656			$612
Less:
Non-core earnings			—			—
Core earnings[1]			$656			$612

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $105 million primarily due to the following:

•
An increase in CPUC revenue of approximately $117 million primarily due to the escalation mechanism as set forth in the 2015 GRC decision and $19 million of higher operating costs subject to balancing account treatment (primarily offset in depreciation expense below). These increases were partially offset by $16 million of lower revenue related to the extension of bonus depreciation and a $17 million revenue reduction for the expected refund to customers of prior overcollections identified in the second quarter of 2017.

•
An increase in revenue of $42 million related to tax benefits refunded to customers (offset in income taxes below). The increase in revenue resulted from a 2016 revenue refund to customers of $133 million related to 2012 – 2014 incremental income tax deductions, partially offset by higher year-over-year incremental tax benefits recognized in balancing accounts for 2017 activities and a $65 million revenue reduction related to the tax abandonment of San Onofre.

•
A decrease in FERC-related revenue of $30 million primarily related to higher operating costs in 2016 including amortization of the regulatory asset associated with the Coolwater-Lugo transmission project (offset in depreciation below) and a $7 million reduction to FERC revenue due to a change in estimate under the FERC formula rate mechanism.

•
Lower operation and maintenance costs of $51 million primarily due to the impact of SCE's operational and service excellence initiatives, lower storm-related activities partially offset by higher transmission and distribution costs for line clearing.

•
Higher depreciation, decommissioning, and amortization expense of $29 million primarily related to depreciation on transmission and distribution investments partially offset by amortization of the regulatory asset related to Coolwater-Lugo plant recorded in 2016.

•	Higher interest expense of $22 million primarily due to increased borrowings and higher interest on balancing accounts in 2017.

•	Higher income taxes of $59 million primarily due to the following:

•
Lower income tax benefits of $25 million due to $79 million of flow-through incremental tax benefits for 2012 – 2014 to customers recorded in 2016 partially offset by higher income tax benefits in 2017 of $39 million related to a tax deduction for the abandonment of San Onofre and higher income tax benefits in 2017 of $15 million related to incremental tax benefits for TAMA and the pole loading balancing accounts (offset in revenue above)

•	Higher net income tax benefits in 2017 for other property-related items, including cost of removal and depreciation deductions.

•	Higher pre-tax income for the six months ended June 30, 2017, as discussed above.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:
Higher purchased power and fuel costs of $101 million primarily driven by higher power and gas prices experienced in 2017 relative to 2016, partially offset by lower realized losses on hedging activities ($5 million in 2017 compared to $52 million in 2016).

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $2.6 billion and $5.0 billion for the three and six months ended June 30, 2017, respectively, compared to $2.5 billion and $4.9 billion for the respective period in 2016.
Retail billed and unbilled revenue for the three and six months ended June 30, 2017 and 2016 reflects a rate increase of $102 million and $214 million, respectively, and a sales volume decrease of $32 million and $111 million, respectively. The rate increases were due to implementation of the 2017 ERRA rate increase. The sales volume decreases were primarily due to warmer weather experienced in the first and second quarter of 2016 compared to the same period in 2017.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2016 Form 10-K).
Income Taxes
SCE's income tax expense increased by $89 million and $59 million for the three and six months ended June 30, 2017 compared to the same periods in 2016.
The effective tax rates were 14.4% and (10.1)% for the three months ended June 30, 2017 and 2016, respectively. The effective tax rates were 8.8% and 1.5% for the six months ended June 30, 2017 and 2016, respectively. SCE's effective tax rate is lower than the statutory rate primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate increase for the three and six months ended June 30, 2017 was primarily due to the $133 million revenue refund to customers that was recorded in 2016. The increase in the effective tax rate for the six month period was partially offset by the ratemaking treatment on the San Onofre tax abandonment recorded in 2017.
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
Strategic Review of Edison Energy Group Competitive Businesses
Edison International is in the process of completing a strategic review of Edison Energy Group's competitive businesses. The competitive businesses are undertaken through Edison Energy Group and include energy services provided by Edison Energy and distributed solar solutions provided by SoCore Energy. While not all aspects of the strategic review have been finalized, Edison International has concluded that it will evaluate potential sale opportunities for SoCore Energy and consolidate management across Edison Energy Group. Edison Energy will continue to pursue the growth of its existing energy services and portfolio advisory service practice for large energy users in the United States.
In connection with the strategic review, Edison International evaluated the recoverability of goodwill and recorded an impairment of SoCore Energy's goodwill totaling $16.5 million ($10 million after-tax) in the second quarter of 2017. In light of the decision to evaluate sale opportunities for SoCore Energy, Edison International considered the application of held for sale accounting treatment under the applicable accounting guidance. However, Edison International concluded that, as of June 30, 2017, it was not probable that the investment in SoCore Energy would be sold within one year, therefore the long-lived assets of SoCore Energy were not subject to held for sale accounting treatment. Under held for sale accounting treatment, the net assets of SoCore Energy ($209 million at June 30, 2017) would be recorded at the lower of book value or as net realizable value, including transaction costs.

Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Edison Energy Group and subsidiaries[1]	$(17)	$(17)	$(23)	$(22)
Edison Mission Group and subsidiaries	(1)	(4)	(2)	(4)
Corporate expenses and other[2]	(11)	(15)	9	(24)
Total Edison International Parent and Other	$(29)	$(36)	$(16)	$(50)

[1]
Includes income of less than $1 million and $1 million for the three and six months ended June 30, 2017, respectively, compared to income of $2 million and $4 million for the same periods in 2016, respectively, related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method.

[2]
Includes interest expense (pre-tax) of $12 million and $9 million for the three months ended June 30, 2017 and 2016, respectively, and $22 million and $17 million for the six months ended June 30, 2017 and 2016, respectively.

The loss from continuing operations of Edison International Parent and Other decreased $7 million and $34 million for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to:

•
Higher income tax benefits related to stock option exercises ($2 million and $1 million for the three months ended June 30, 2017 and 2016, respectively, and $37 million and $4 million for the six months ended June 30, 2017 and 2016, respectively) and income tax benefits in 2017 related to settlements with the IRS for taxable years 2007 – 2012.

•
In the second quarter of 2017, Edison Energy Group recorded a $10 million after-tax charge from a goodwill impairment on the SoCore Energy reporting unit and a $13 million after-tax charge during the second quarter of 2016 from a buy-out of an earn-out provision contained in one of the 2015 acquisitions.

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
Available Liquidity
At June 30, 2017, SCE had approximately $2.48 billion available under its $2.75 billion multi-year revolving credit facility. In January 2017, SCE borrowed $300 million under a Term Loan Agreement and reissued $135 million of pollution control bonds. In March 2017, SCE issued $700 million of first and refunding mortgage bonds. In June 2017, SCE issued $475 million of preference stock. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 12. Preferred and Preference Stock of SCE."
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2017, SCE's debt to total capitalization ratio was 0.43 to 1.
At June 30, 2017, SCE was in compliance with all other financial covenants that affect access to capital.

Capital Investment Plan
Below are updates for large transmission and substation projects since the filing of the 2016 Form 10-K. SCE is currently evaluating the timing of its major construction projects. For further information on these projects, see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Major Transmission Projects" in the year-end 2016 MD&A.
Major Transmission Projects
West of Devers
In March 2017, the CPUC issued a decision denying ORA's September 2016 Application for Rehearing regarding the West of Devers Upgrade Project which sought additional project modifications and environmental mitigation measures. This action confirmed SCE's proposed project, which is on track to be placed in service in 2021. SCE expects to obtain competitive bids for the Project in the second half of 2017, which may result in a change to the expected cost of the Project.
Mesa Substation
In February 2017, the CPUC issued a final decision approving the Mesa Substation Project largely consistent with SCE's proposed project and rejected alternative project configurations proposed by CPUC staff. SCE expects to obtain competitive bids for the Project in the second half of 2017, which may result in a change to the expected cost of the Project. Preconstruction requirements for obtaining other permits and approvals are progressing and construction is planned to begin the third quarter of 2017. SCE expects the Mesa Substation project to go into service in 2022.
Alberhill System
In April 2017, the CPUC issued a final environmental impact report for the Alberhill System Project. This report rejected different alternatives recommended by CPUC staff and intervenors, selecting SCE's proposed project as the environmentally superior project. A final CPUC decision to approve the Project for construction is anticipated during 2018. As SCE prepares for the commencement of construction, updated annual capital spending will be incorporated into the capital program forecast.
Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities (RPU), the municipal utility department of the City of Riverside. Due to changed circumstances since the time the Project was originally developed, SCE informed the CPUC in August 2016 that it supports revisions to the proposed Project. The CPUC continues to collect information regarding the revised Project in support of a supplemental environmental review. Potential revisions to the Project have not been reflected in the direct expenditures or scheduled in service date of 2021, however, revisions are likely to increase the total direct expenditures and delay the completion of the Project.
Eldorado-Lugo-Mohave Upgrade
The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to southern California. SCE is evaluating the competitive bids received and expects to award the bid for the Project in the second half of 2017, which may result in a change to the expected cost of the Project.
Coolwater-Lugo
In the first quarter of 2017, the FERC approved a settlement allowing SCE to recover 100% of the requested $37.1 million of costs incurred by SCE related to the cancelled Coolwater-Lugo transmission project.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At June 30, 2017, SCE's 13-month weighted-average common equity component of total capitalization was 50.2% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $564 million, resulting in a restriction on net assets of approximately $14.6 billion.
In the second quarter of 2017, SCE declared and paid a dividend to Edison International of $191 million. Future dividend amounts and timing of distributions are dependent on a number of factors including the level of capital expenditures, operating cash flows and earnings.

Margin and Collateral Deposits
Certain derivative instruments, power contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at June 30, 2017, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2017.

(in millions)
Collateral posted as of June 30, 2017[1]	$54
Incremental collateral requirements for power contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	65
Incremental collateral requirements for power contracts resulting from adverse market price movement[2]	4
Posted and potential collateral requirements	$123

[1]
Net collateral provided to counterparties and other brokers consisted of $55 million in letters of credit and surety bonds and $1 million of cash reflected in "Other current liabilities" on the consolidated balance sheets.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2017 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

Edison International Parent and Other
Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on dividends from SCE, realization of tax benefits, and access to bank and capital markets. Edison International may also finance working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with commercial paper or other borrowings, subject to availability in the bank and capital markets.
At June 30, 2017, Edison International Parent had $906 million available under its $1.25 billion multi-year revolving credit facility. In March 2017, Edison International issued $400 million of senior notes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At June 30, 2017, Edison International Parent's consolidated debt to total capitalization ratio was 0.46 to 1.
At June 30, 2017, Edison International Parent was also in compliance with all other financial covenants that affect access to capital.

Historical Cash Flows
Southern California Edison Company

	Six months ended June 30,
(in millions)	2017	2016
Net cash provided by operating activities	$1,521	$1,516
Net cash provided by financing activities	101	149
Net cash used in investing activities	(1,622)	(1,671)
Net decrease in cash and cash equivalents	$—	$(6)
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2017 and 2016.

	Six months ended June 30,		Change in cash flows
(in millions)	2017	2016	2017/2016
Net income	$718	$673
Non-cash items[1]	1,198	980
Subtotal	$1,916	$1,653	$263
Changes in cash flow resulting from working capital[2]	(221)	(120)	(101)
Derivative assets and liabilities	(19)	15	(34)
Regulatory assets and liabilities	39	90	(51)
Other noncurrent assets and liabilities[3]	(194)	(122)	(72)
Net cash provided by operating activities	$1,521	$1,516	$5

[1]	Non-cash items include depreciation, decommissioning and amortization, allowance for equity during construction, deferred income taxes and investment tax credits, and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts.
Net cash provided by operating activities was impacted by the following:
Net income increased in 2017 by $45 million primarily due to higher revenue in 2017 due to the escalation mechanism set forth in the 2015 GRC decision and lower operation and maintenance expenses, partially offset by reductions in CPUC revenue related to prior overcollections and higher financing costs. The refund to customers was recorded to correct cost sharing between customers and shareholders.
Net cash for working capital was $(221) million and $(120) million during the six months ended June 30, 2017 and 2016, respectively. The reduction in net cash for working capital for each period was primarily related to the increase in receivables from customers ($147 million and $177 million in 2017 and 2016, respectively), and the timing of disbursements (including payments for payroll-related costs and purchased power). During the first six months of 2017, there was a reduction in payables of $55 million compared to an increase in payables of $30 million for the same period in 2016.
Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts was $39 million and $90 million during the six months ended June 30, 2017 and 2016, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2017

•
Higher cash due to $72 million of overcollections for the public purpose and energy efficiency programs. Overcollections for public purpose and energy efficiency programs increased due to lower spending for these programs.

•
Higher cash due to realization of $47 million in proceeds from the MHI arbitration and approximately $34 million from the Department of Energy related to spent nuclear fuel. For further information on the MHI claims and spent nuclear fuel, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters" and "—Spent Nuclear Fuel."

•
ERRA undercollections for fuel and purchased power were $228 million in 2017 compared to overcollections of $20 million in 2016. ERRA undercollections increased $248 million during the first six months of 2017 primarily due to seasonal rates and a refund of prior year overcollections.

•
BRRBA overcollections decreased by $169 million during the first six months of 2017 primarily due to the refunds of 2016 overcollections related to TAMA, a revenue refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions, and 2015 overcollections resulting from the implementation of the 2015 GRC decision, which was authorized to be refunded to customers over a two year period. The BRRBA tracks the differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers.

•
An increase in cash of approximately $303 million primarily due to recovery of prior FERC undercollections and lower spending for the new system generation program including lower capacity payments. The new system generation program records the benefits and costs of power purchase agreements and SCE-owned peaker generation units associated with new generation resources.

2016

•
Higher cash due to an increase in overcollections of $145 million for the public purpose and energy efficiency programs due to higher funding and lower spending for these programs during the first six months of 2016.

•
ERRA overcollections for fuel and purchased power decreased by $187 million during the first six months of 2016 primarily due to the implementation of the 2016 ERRA rate decrease in January 2016, partially offset by lower than forecasted power and gas prices experienced in 2016.

•
An increase in cash of approximately $132 million primarily due to a $122 million refund from the Department of Energy's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Spent Nuclear Fuel" for further discussion.

Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($26 million and $9 million in 2017 and 2016, respectively) and SCE's payments of decommissioning costs ($98 million and $88 million in 2017 and 2016, respectively). See "Nuclear Decommissioning Activities" below for further discussion.
Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the six months ended June 30, 2017 and 2016. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 12. Preferred and Preference Stock of SCE."

	Six months ended June 30,
(in millions)	2017	2016
Issuances of first and refunding mortgage bonds, net of discount and issuance costs	$692	$—
Issuance of term loan	300	—
Remarketing of pollution control bonds, net of issuance costs	134	—
Long-term debt matured or repurchased	(441)	(41)
Issuances of preference stock, net of issuance costs	463	294
Redemptions of preference stock	—	(125)
Short-term debt (repayments), net of borrowings and discount	(550)	457
Payments of common stock dividends to Edison International	(382)	(340)
Payments of preferred and preference stock dividends	(62)	(61)
Other	(53)	(35)
Net cash provided by financing activities	$101	$149

Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($1.7 billion and $1.8 billion for the six months ended June 30, 2017 and 2016, respectively). In addition, in the first six months of 2017 and 2016, SCE had a net redemption of nuclear decommissioning trust investments of $73 million and $144 million, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2017	2016
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$26	$9
SCE's decommissioning costs	(98)	(88)
Net cash flow from investing activities: Proceeds from sale of investments	3,046	1,391
Purchases of investments	(2,973)	(1,247)
Net cash impact	$1	$65
Net cash used in operating activities relate to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($98 million and $88 million in 2017 and 2016, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($99 million and $153 million in 2017 and 2016, respectively). The 2016 net cash impact included reimbursements for 2016 and a portion of 2015, 2014, and 2013 decommissioning costs.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Six months ended June 30,
(in millions)	2017	2016
Net cash used in operating activities	$(88)	$(84)
Net cash provided by financing activities	122	50
Net cash used in investing activities	(32)	(10)
Net increase (decrease) in cash and cash equivalents	$2	$(44)
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Six months ended June 30,
(in millions)	2017	2016
Dividends paid to Edison International common shareholders	$(354)	$(313)
Dividends received from SCE	382	340
Payment for stock-based compensation, net of receipt from stock option exercises	(120)	(21)
Long-term debt issuance, net of discount and issuance costs	397	397
Short-term debt repayments, net of borrowings and discount	(192)	(351)
Other	9	(2)
Net cash provided by financing activities	$122	$50

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
Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $999 million and $1.1 billion at June 30, 2017 and December 31, 2016, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
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
As of June 30, 2017, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	June 30, 2017
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$59	$—	$59

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2017	2016	2017	2016
Total operating revenue	$2,965	$2,777	$5,428	$5,218
Purchased power and fuel	1,175	1,064	1,959	1,858
Operation and maintenance	707	721	1,303	1,350
Depreciation, decommissioning and amortization	512	505	1,011	982
Property and other taxes	86	85	186	178
Impairment and other charges	16	21	21	21
Total operating expenses	2,496	2,396	4,480	4,389
Operating income	469	381	948	829
Interest and other income	37	33	70	65
Interest expense	(159)	(144)	(311)	(284)
Other expenses	(12)	(11)	(20)	(19)
Income from continuing operations before income taxes	335	259	687	591
Income tax expense (benefit)	26	(51)	(14)	(24)
Income from continuing operations	309	310	701	615
Income from discontinued operations, net of tax	—	(2)	—	(1)
Net income	309	308	701	614
Preferred and preference stock dividend requirements of SCE	31	31	62	61
Other noncontrolling interests	—	(3)	(1)	(8)
Net income attributable to Edison International common shareholders	$278	$280	$640	$561
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$278	$282	$640	$562
Income from discontinued operations, net of tax	—	(2)	—	(1)
Net income attributable to Edison International common shareholders	$278	$280	$640	$561
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$0.85	$0.87	$1.96	$1.72
Discontinued operations	—	(0.01)	—	—
Total	$0.85	$0.86	$1.96	$1.72
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	329	330	329	330
Continuing operations	$0.85	$0.86	$1.95	$1.70
Discontinued operations	—	(0.01)	—	—
Total	$0.85	$0.85	$1.95	$1.70
Dividends declared per common share	$0.5425	$0.4800	$1.0850	$0.9600

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2017	2016	2017	2016
Net income	$309	$308	$701	$614
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1	3	3
Other	—	—	2	—
Other comprehensive income, net of tax	1	1	5	3
Comprehensive income	310	309	706	617
Less: Comprehensive income attributable to noncontrolling interests	31	28	61	53
Comprehensive income attributable to Edison International	$279	$281	$645	$564

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$98	$96
Receivables, less allowances of $58 and $62 for uncollectible accounts at respective dates	833	714
Accrued unbilled revenue	399	370
Inventory	235	239
Derivative assets	58	73
Regulatory assets	634	350
Other current assets	289	281
Total current assets	2,546	2,123
Nuclear decommissioning trusts	4,381	4,242
Other investments	87	83
Total investments	4,468	4,325
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,914 and $9,000 at respective dates	37,267	36,806
Nonutility property, plant and equipment, less accumulated depreciation of $106 and $99 at respective dates	245	194
Total property, plant and equipment	37,512	37,000
Regulatory assets	7,850	7,455
Other long-term assets	377	416
Total long-term assets	8,227	7,871

Total assets	$52,753	$51,319

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Short-term debt	$566	$1,307
Current portion of long-term debt	581	981
Accounts payable	1,113	1,342
Accrued taxes	15	50
Customer deposits	275	269
Derivative liabilities	190	216
Regulatory liabilities	903	756
Other current liabilities	959	991
Total current liabilities	4,602	5,912
Long-term debt	11,662	10,175
Deferred income taxes and credits	8,709	8,327
Derivative liabilities	869	941
Pensions and benefits	1,377	1,354
Asset retirement obligations	2,618	2,590
Regulatory liabilities	5,961	5,726
Other deferred credits and other long-term liabilities	2,143	2,102
Total deferred credits and other liabilities	21,677	21,040
Total liabilities	37,941	37,127
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	12	5
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,515	2,505
Accumulated other comprehensive loss	(48)	(53)
Retained earnings	9,679	9,544
Total Edison International's common shareholders' equity	12,146	11,996
Noncontrolling interests – preferred and preference stock of SCE	2,654	2,191
Total equity	14,800	14,187

Total liabilities and equity	$52,753	$51,319

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2017	2016
Cash flows from operating activities:
Net income	$701	$614
Less: loss from discontinued operations	—	(1)
Income from continuing operations	701	615
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,048	1,025
Allowance for equity during construction	(41)	(42)
Impairment and other charges	21	—
Deferred income taxes and investment tax credits	(12)	(40)
Other	11	11
Nuclear decommissioning trusts	(73)	(144)
EME insurance proceeds	—	1
Changes in operating assets and liabilities:
Receivables	(115)	(33)
Inventory	8	(41)
Accounts payable	34	67
Prepaid and accrued taxes	(40)	1
Other current assets and liabilities	(113)	(135)
Derivative assets and liabilities	(19)	15
Regulatory assets and liabilities	39	90
Other noncurrent assets and liabilities	(16)	42
Net cash provided by operating activities	1,433	1,432
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $12 and $3 for respective periods	1,523	397
Long-term debt matured	(442)	(41)
Preference stock issued, net	463	294
Preference stock redeemed	—	(125)
Short-term debt financing, net	(742)	106
Settlements of stock-based compensation, net	(152)	(61)
Dividends to noncontrolling interests	(62)	(61)
Dividends paid	(354)	(313)
Other	(11)	3
Net cash provided by financing activities	223	199
Cash flows from investing activities:
Capital expenditures	(1,749)	(1,828)
Proceeds from sale of nuclear decommissioning trust investments	3,046	1,391
Purchases of nuclear decommissioning trust investments	(2,973)	(1,247)
Other	22	3
Net cash used in investing activities	(1,654)	(1,681)
Net increase (decrease) in cash and cash equivalents	2	(50)
Cash and cash equivalents at beginning of period	96	161
Cash and cash equivalents at end of period	$98	$111

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2017	2016	2017	2016
Operating revenue	$2,953	$2,768	$5,409	$5,204
Purchased power and fuel	1,175	1,064	1,959	1,858
Operation and maintenance	666	687	1,237	1,290
Depreciation, decommissioning and amortization	510	503	1,007	978
Property and other taxes	85	85	182	176
Total operating expenses	2,436	2,339	4,385	4,302
Operating income	517	429	1,024	902
Interest and other income	36	33	69	65
Interest expense	(146)	(134)	(287)	(265)
Other expenses	(12)	(11)	(19)	(19)
Income before income taxes	395	317	787	683
Income tax expense	57	(32)	69	10
Net income	338	349	718	673
Less: Preferred and preference stock dividend requirements	31	31	62	61
Net income available for common stock	$307	$318	$656	$612

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2017	2016	2017	2016
Net income	$338	$349	$718	$673
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1	2	2
Other	(1)	—	—	—
Other comprehensive income, net of tax	—	1	2	2
Comprehensive income	$338	$350	$720	$675

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$39	$39
Receivables, less allowances of $57 and $61 for uncollectible accounts at respective dates	816	699
Accrued unbilled revenue	399	369
Inventory	232	239
Derivative assets	58	73
Regulatory assets	634	350
Other current assets	275	262
Total current assets	2,453	2,031
Nuclear decommissioning trusts	4,381	4,242
Other investments	63	50
Total investments	4,444	4,292
Utility property, plant and equipment, less accumulated depreciation and amortization of $8,914 and $9,000 at respective dates	37,267	36,806
Nonutility property, plant and equipment, less accumulated depreciation of $92 and $89 at respective dates	74	75
Total property, plant and equipment	37,341	36,881
Regulatory assets	7,850	7,455
Other long-term assets	226	232
Total long-term assets	8,076	7,687

Total assets	$52,314	$50,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Short-term debt	$219	$769
Current portion of long-term debt	179	579
Accounts payable	1,103	1,344
Accrued taxes	17	45
Accrued interest	206	174
Customer deposits	275	269
Derivative liabilities	190	216
Regulatory liabilities	903	756
Other current liabilities	500	555
Total current liabilities	3,592	4,707
Long-term debt	10,845	9,754
Deferred income taxes and credits	10,482	9,886
Derivative liabilities	868	941
Pensions and benefits	943	896
Asset retirement obligations	2,611	2,586
Regulatory liabilities	5,961	5,726
Other deferred credits and other long-term liabilities	1,817	1,912
Total deferred credits and other liabilities	22,682	21,947
Total liabilities	37,119	36,408
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	651	657
Accumulated other comprehensive loss	(18)	(20)
Retained earnings	9,674	9,433
Total common shareholder's equity	12,475	12,238
Preferred and preference stock	2,720	2,245
Total equity	15,195	14,483
Total liabilities and equity	$52,314	$50,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2017	2016
Cash flows from operating activities:
Net income	$718	$673
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, decommissioning and amortization	1,042	1,017
Allowance for equity during construction	(41)	(42)
Deferred income taxes and investment tax credits	193	—
Other	4	5
Nuclear decommissioning trusts	(73)	(144)
Changes in operating assets and liabilities:
Receivables	(118)	(59)
Inventory	8	2
Accounts payable	22	73
Prepaid and accrued taxes	(37)	(13)
Other current assets and liabilities	(96)	(123)
Derivative assets and liabilities	(19)	15
Regulatory assets and liabilities	39	90
Other noncurrent assets and liabilities	(121)	22
Net cash provided by operating activities	1,521	1,516
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $9 for the six months ended June 30, 2017	1,126	—
Long-term debt matured	(441)	(41)
Preference stock issued, net	463	294
Preference stock redeemed	—	(125)
Short-term debt financing, net	(550)	457
Dividends paid	(444)	(401)
Other	(53)	(35)
Net cash provided by financing activities	101	149
Cash flows from investing activities:
Capital expenditures	(1,712)	(1,822)
Proceeds from sale of nuclear decommissioning trust investments	3,046	1,391
Purchases of nuclear decommissioning trust investments	(2,973)	(1,247)
Other	17	7
Net cash used in investing activities	(1,622)	(1,671)
Net decrease in cash and cash equivalents	—	(6)
Cash and cash equivalents, beginning of period	39	26
Cash and cash equivalents, end of period	$39	$20

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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year.
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
Cash Equivalents
Cash equivalents includes investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Money market funds	$41	$41	$18	$18
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Book balances reclassified to accounts payable	$54	$138	$54	$136

Goodwill
Edison International assesses goodwill through annual goodwill impairment tests, at the reporting unit level as of October 1st of each year. Edison International updates these tests between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value. In connection with a strategic review of the Edison Energy Group's competitive businesses, Edison International evaluated the recoverability of goodwill and recorded an impairment of SoCore Energy's goodwill totaling $16.5 million ($10 million after-tax) in the second quarter of 2017.
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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2017	2016	2017	2016
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$278	$282	$640	$562
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$278	$282	$640	$562
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$0.85	$0.87	$1.96	$1.72
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$278	$282	$640	$562
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$278	$282	$640	$562
Income impact of assumed conversions	—	—	—	—
Income from continuing operations available to common shareholders and assumed conversions	$278	$282	$640	$562
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	3	4	3	4
Adjusted weighted average shares – diluted	329	330	329	330
Diluted earnings per share – continuing operations	$0.85	$0.86	$1.95	$1.70
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,327,310 and 42,890 shares of common stock for the three months ended June 30, 2017 and 2016, respectively, and 1,370,200 and 47,861 shares for the six months ended June 30, 2017 and 2016, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on revenue recognition and further amended the standard in 2016 and 2017. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. This standard will be adopted on January 1, 2018. Edison International and SCE have completed the preliminary phases of their assessment of the impact on the consolidated financial statements and do not believe the adoption of this standard will have a material impact on the financial position or results of operations. For the six months ended June 30, 2017, approximately 95% of total operating revenue arises from SCE's tariff offerings that provide electricity to customers. For such arrangements, revenue from contracts with customers will be equivalent to the electricity supplied and billed in that period (including estimated billings). As such, there will not be a change in the timing or pattern of revenue recognition for such sales. This standard will require enhanced disclosures, including a disaggregation of revenue from contracts with customers. Edison International and SCE plan to disaggregate customer contract revenue between revenue from earnings activities and revenue from cost-recovery activities. Some revenue arrangements, such as alternative revenue programs, are excluded from the scope of the new standard and, therefore, will be accounted for and presented separately from revenues recognized under the new standard on the Edison International and SCE consolidated financial statements. Edison International and SCE anticipate adopting the standard using the modified retrospective application which means that Edison International and SCE would recognize any cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings on January 1, 2018.
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
In February 2016, the FASB issued an accounting standards update related to lease accounting including enhanced disclosures. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will need to recognize leases on the balance sheet as a right-of-use asset and a related lease liability, and classify the leases as either operating or finance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. Operating leases will result in straight-line expense while finance leases will result in a higher initial expense pattern due to the interest component. SCE, as a regulated entity, is permitted to continue to have straight-line expense for finance leases, assuming the rate recovery is based upon current payments. Lessees can elect to exclude from the balance sheet short-term contracts one year or less. This guidance is effective January 1, 2019. Early adoption is permitted, but Edison International and SCE do not expect to elect early adoption. The adoption of this standard will increase right-of-use assets and lease liabilities in Edison International's and SCE's consolidated balance sheets. Edison International and SCE are currently evaluating the impact this standard will have on the results of operations and statements of cash flows and lease disclosures.
The FASB also issued an accounting standards update related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses. Edison International and SCE are currently evaluating the impact of this new guidance.
The FASB also issued accounting standards updates related to the presentation and classification of certain cash receipts and payments in the statement of cash flows, including a change to the amount of cash, cash equivalents, and restricted cash explained when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective January 1, 2018 and requires retrospective application. Edison International and SCE are currently evaluating the impact of this new guidance.
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
In March 2017, the FASB issued an accounting standards update which amends the current requirements related to the presentation of the components of net periodic benefit cost for an entity's defined benefit pension and other postretirement plans. The adoption of this standard is not expected to have a material impact on Edison International's and SCE's financial position or results of operations, but will result in the separate presentation of service costs as an operating expense and non-service costs within other income and expense. The new standards update is effective on January 1, 2018. It is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the six months ended June 30, 2017:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$2,191	$14,187
Net income	—	—	640	640	62	702
Other comprehensive income	—	5	—	5	—	5
Common stock dividends declared ($1.0850 per share)	—	—	(354)	(354)	—	(354)
Dividends to noncontrolling interests	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	(151)	(151)	—	(151)
Non-cash stock-based compensation	10	—	—	10	—	10
Issuance of preference stock	—	—	—	—	463	463
Balance at June 30, 2017	$2,515	$(48)	$9,679	$12,146	$2,654	$14,800
The following table provides Edison International's changes in equity for the six months ended June 30, 2016:

	Equity Attributable to Common Shareholders					Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings		Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,484	$(56)	$8,940		$11,368	$2,020	$13,388
Net income	—	—	561	[1]	561	61	622
Other comprehensive income	—	3	—		3	—	3
Common stock dividends declared ($0.9600 per share)	—	—	(313)		(313)	—	(313)
Dividends to noncontrolling interests	—	—	—		—	(61)	(61)
Stock-based compensation	—	—	(18)	[1]	(18)	—	(18)
Non-cash stock-based compensation	12	—	—		12	—	12
Issuance of preference stock	—	—	—		—	294	294
Redemption of preference stock	—	—	(2)		(2)	(123)	(125)
Balance at June 30, 2016	$2,496	$(53)	$9,168		$11,611	$2,191	$13,802

[1]
Edison International adopted an accounting standard related to share-based payments during the fourth quarter of 2016, effective January 1, 2016. See Note 1 for further information. The table above reflects the adoption of this standard on January 1, 2016. Net income and stock-based compensation (as previously reported) were $546 million and $(60) million, respectively, for the six months ended June 30, 2016.

The following table provides SCE's changes in equity for the six months ended June 30, 2017:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,168	$657	$(20)	$9,433	$2,245	$14,483
Net income	—	—	—	718	—	718
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(382)	—	(382)
Dividends declared on preferred and preference stock	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	—	(33)	—	(33)
Non-cash stock-based compensation	—	6	—	—	—	6
Issuance of preference stock	—	(12)	—	—	475	463
Balance at June 30, 2017	$2,168	$651	$(18)	$9,674	$2,720	$15,195
The following table provides SCE's changes in equity for the six months ended June 30, 2016:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,168	$652	$(22)	$8,804		$2,070	$13,672
Net income	—	—	—	673	[1]	—	673
Other comprehensive income	—	—	2	—		—	2
Dividends declared on common stock	—	—	—	(340)		—	(340)
Dividends declared on preferred and preference stock	—	—	—	(61)		—	(61)
Stock-based compensation	—	—	—	(34)	[1]	—	(34)
Non-cash stock-based compensation	—	6	—	—		—	6
Issuance of preference stock	—	(6)	—	—		300	294
Redemption of preference stock	—	2	—	(2)		(125)	(125)
Balance at June 30, 2016	$2,168	$654	$(20)	$9,040		$2,245	$14,087

[1]
SCE adopted an accounting standard related to share-based payments during the fourth quarter of 2016, effective January 1, 2016. See Note 1 for further information. The table above reflects the adoption of this standard on January 1, 2016. Net income and stock-based compensation (as previously reported) were $662 million and $(40) million, respectively, for the six months ended June 30, 2016.

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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs or the fair value of those derivative contracts. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its California Public Utilities Commission ("CPUC")-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2016 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,900 MW and 4,349 MW at June 30, 2017 and 2016, respectively, and the amounts that SCE paid to these projects were $106 million and $92 million for the three months ended June 30, 2017 and 2016, respectively, and $246 million and $219 million for six months ended June 30, 2017 and 2016, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust I, Trust II, Trust III, Trust IV, Trust V, and Trust VI were formed in 2012, 2013, 2014, 2015, 2016, and 2017, respectively, for the exclusive purpose of issuing the 5.625%, 5.10%, 5.75%, 5.375%, 5.45%, and 5.00% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II, Trust III, Trust IV, Trust V and Trust VI issued to the public trust securities in the face amounts of $475 million, $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G, Series H, Series J, Series K, and Series L Preference Stock issued by SCE in the principal amounts of $475 million, $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
The Series F, Series G, Series H, Series J, Series K, and Series L Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G, Series H, Series J, Series K, or Series L Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust. The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.
The Trust I, Trust II, Trust III, Trust IV, and Trust V balance sheets as of June 30, 2017 and December 31, 2016, consisted of investments of $475 million, $400 million, $275 million, $325 million, and $300 million in the Series F, Series G, Series H, Series J, and Series K Preference Stock, respectively, $475 million, $400 million, $275 million, $325 million, and $300 million of trust securities, respectively, and $10,000 each of common stock. The Trust VI balance sheet as of June 30, 2017 consisted of investments of $475 million in the Series L Preference Stock, $475 million of trust securities, and $10,000 of common stock.
In July 2017, SCE Trust I redeemed $475 million of trust securities from the public and $10,000 of common stock from SCE. See Note 12 for additional information.

The following table provides a summary of the trusts' income statements:

	Three months ended June 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2017
Dividend income	$6	$5	$4	$5	$4	$—
Dividend distributions	6	5	4	5	4	—
2016
Dividend income	$6	$5	$4	$5	$4	*
Dividend distributions	6	5	4	5	4	*

	Six months ended June 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2017
Dividend income	$13	$10	$8	$9	$8	$—
Dividend distributions	13	10	8	9	8	—
2016
Dividend income	$13	$10	$8	$9	$5	*
Dividend distributions	13	10	8	9	5	*
* Not applicable.
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2017 and December 31, 2016, nonperformance risk was not material for Edison International and SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$23	$36	$—	$59
Other	29	—	—	—	29
Nuclear decommissioning trusts:
Stocks[2]	1,611	—	—	—	1,611
Fixed Income[3]	1,049	1,559	—	—	2,608
Short-term investments, primarily cash equivalents	111	119	—	—	230
Subtotal of nuclear decommissioning trusts[4]	2,771	1,678	—	—	4,449
Total assets	2,800	1,701	36	—	4,537
Liabilities at fair value
Derivative contracts	—	10	1,048	—	1,058
Total liabilities	—	10	1,048	—	1,058
Net assets (liabilities)	$2,800	$1,691	$(1,012)	$—	$3,479

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$68	$—	$74
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	1,547	—	—	—	1,547
Fixed Income[3]	865	1,751	—	—	2,616
Short-term investments, primarily cash equivalents	36	170	—	—	206
Subtotal of nuclear decommissioning trusts[4]	2,448	1,921	—	—	4,369
Total assets	2,481	1,927	68	—	4,476
Liabilities at fair value
Derivative contracts	—	—	1,157	—	1,157
Total liabilities	—	—	1,157	—	1,157
Net assets (liabilities)	$2,481	$1,927	$(1,089)	$—	$3,319

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 68% and 70% of SCE's equity investments were located in the United States at June 30, 2017 and December 31, 2016, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $74 million and $79 million at June 30, 2017 and December 31, 2016, respectively.

[4]
Excludes net payables of $68 million and $127 million at June 30, 2017 and December 31, 2016, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $23 million at both June 30, 2017 and December 31, 2016, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Fair value of net liabilities at beginning of period	$(1,166)	$(1,213)	$(1,089)	$(1,148)
Total realized/unrealized losses:
Included in regulatory assets and liabilities[1]	11	43	(66)	(22)
Contract amendment[2]	143	—	143	—
Fair value of net liabilities at end of period	$(1,012)	$(1,170)	$(1,012)	$(1,170)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(12)	$19	$(97)	$(54)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2 Represents a tolling contract that was amended during the second quarter of 2017, which is no longer accounted for as a derivative as of June 30, 2017.
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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
June 30, 2017	$36	$—	Market simulation model and auction prices	Load forecast	3,708 MW - 22,840 MW
				Power prices[1]	$3.65 - $99.58
				Gas prices[2]	$2.51 - $4.87
December 31, 2016	67	—	Market simulation model and auction prices	Load forecast	3,708 MW - 22,840 MW
				Power prices[1]	$3.65 - $99.58
				Gas prices[2]	$2.51 - $4.87
Tolling
June 30, 2017	—	1,043	Option model	Volatility of gas prices	13% - 43% (21%)
				Volatility of power prices	27% - 67% (34%)
				Power prices	$23.41 - $47.10 ($33.16)
December 31, 2016	—	1,154	Option model	Volatility of gas prices	15% - 48% (20%)
				Volatility of power prices	29% - 71% (40%)
				Power prices	$23.40 - $51.24 ($34.70)

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.
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
Nuclear Decommissioning Trusts
SCE's nuclear decommissioning trust investments include equity securities, U.S. treasury securities, and other fixed income securities. Equity and treasury securities are classified as Level 1 as fair value is determined by observable market prices in active or highly liquid and transparent markets. The remaining fixed income securities are classified as Level 2. The fair value of these financial instruments is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers, and relevant credit information. There are no securities classified as Level 3 in the nuclear decommissioning trusts.
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	June 30, 2017		December 31, 2016
(in millions)	Carrying Value[1]	Fair Value	Carrying Value[1]	Fair Value
SCE	$11,024	$12,507	$10,333	$11,539
Edison International	12,243	13,742	11,156	12,368

[1]	Carrying value is net of debt issuance costs.
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
Note 5.    Debt and Credit Agreements
Long-Term Debt
During the first quarter of 2017, SCE borrowed $300 million under a Term Loan Agreement due July 2018, with a variable interest rate based on the London Interbank Offered Rate plus 65 basis points (1.82% at June 30, 2017). The proceeds were used for general corporate purposes.

During the first quarter of 2017, SCE reissued $135 million of 2.625% pollution-control bonds subject to mandatory remarketing in December 2023. The proceeds were used for general corporate purposes.
During the first quarter of 2017, SCE issued $700 million of 4.00% first and refunding mortgage bonds due in 2047 and Edison International issued $400 million of 2.125% senior notes due in 2020. The proceeds were used to repay commercial paper borrowings and for general corporate purposes. In addition, the proceeds from SCE's bonds were used to fund SCE's capital program.
Credit Agreements and Short-Term Debt
SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively, both maturing in July 2022. The maturity date for both credit facilities was extended in July 2017. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At June 30, 2017, SCE outstanding commercial paper, net of discount, was $219 million at a weighted-average interest rate of 1.29%. At June 30, 2017, letters of credit issued under SCE's credit facility aggregated $53 million and are scheduled to expire in twelve months or less. At December 31, 2016, the outstanding commercial paper, net of discount, was $769 million at a weighted-average interest rate of 0.9%.
At June 30, 2017, Edison International Parent's outstanding commercial paper, net of discount, was $344 million at a weighted-average interest rate of 1.38%. At December 31, 2016, the outstanding commercial paper, net of discount, was $538 million at a weighted-average interest rate of 0.97%.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $11 million and $12 million as of June 30, 2017 and December 31, 2016, respectively, for which SCE has posted $8 million and $12 million collateral at June 30, 2017 and December 31, 2016, respectively to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2017, SCE would be required to post $21 million of additional collateral of which $18 million is related to outstanding payables that are net of collateral already posted.
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

	June 30, 2017
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$60	$1	$61	$192	$868	$1,060	$999
Gross amounts offset in the consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted[1]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$58	$1	$59	$190	$868	$1,058	$999

	December 31, 2016
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$74	$1	$75	$217	$941	$1,158	$1,083
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$73	$1	$74	$216	$941	$1,157	$1,083

[1]
In addition, at June 30, 2017 and December 31, 2016, SCE had received $1 million and $2 million, respectively, of collateral that is not offset against derivative assets and is reflected in "Other current liabilities" on the consolidated balance sheets.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Realized losses	$(3)	$(25)	$(5)	$(52)
Unrealized gains (losses)	6	72	(80)	8

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2017	December 31, 2016
Electricity options, swaps and forwards	GWh	1,731	1,816
Natural gas options, swaps and forwards	Bcf	144	36
Congestion revenue rights	GWh	63,103	93,319
Tolling arrangements	GWh	41,924	61,093
Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Edison International:
Income from continuing operations before income taxes	$335	$259	$687	$591
Provision for income tax at federal statutory rate of 35%	117	91	241	207
Increase in income tax from:
State tax, net of federal benefit	6	4	16	11
Property-related[1]	(83)	(138)	(196)	(217)
Change related to uncertain tax positions	(6)	2	(18)	1
Shared-based compensation[2]	(3)	(4)	(46)	(15)
Other	(5)	(6)	(11)	(11)
Total income tax expense (benefit) from continuing operations	$26	$(51)	$(14)	$(24)
Effective tax rate	7.8%	(19.7)%	(2.0)%	(4.1)%
SCE:
Income from continuing operations before income taxes	$395	$317	$787	$683
Provision for income tax at federal statutory rate of 35%	138	111	275	239
Increase in income tax from:
State tax, net of federal benefit	9	6	22	15
Property-related[1]	(83)	(138)	(196)	(217)
Change related to uncertain tax positions	—	(1)	(11)	(2)
Shared-based compensation[2]	(1)	(3)	(9)	(11)
Other	(6)	(7)	(12)	(14)
Total income tax expense (benefit) from continuing operations	$57	$(32)	$69	$10
Effective tax rate	14.4%	(10.1)%	8.8%	1.5%

[1]	During the second quarter of 2016, SCE recorded $79 million for 2012 – 2014 incremental tax benefits related to repair deductions, which were flowed-through to customers ($133 million pre-tax).

[2]
Includes state taxes for Edison International and SCE of $4 million and $1 million, respectively, for the three months ended June 30, 2017 and $10 million and $2 million, respectively, for the six months ended June 30, 2017. Includes state taxes for Edison International and SCE of $3 million and $2 million, respectively, for the six months ended June 30, 2016. Refer to Note 1 for further information.

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
In March 2017, SCE received the final decision on claims against, and counterclaims of, Mitsubishi Heavy Industries, Inc. and related companies (together, "MHI") from the arbitration tribunal, the International Chamber of Commerce, discussed further in Note 11. San Onofre was permanently shut down on June 7, 2013 as a result of failure of replacement steam generators supplied by MHI. With the resolution of the insurance claim against Nuclear Electric Insurance Limited ("NEIL") in October 2015 and the conclusion of the arbitration proceeding against MHI, a tax abandonment loss of $691 million and $1.13 billion for federal and state income tax purposes, respectively, was claimed in the first six months of 2017, resulting in a flow-through tax benefit of approximately $39 million impacting the effective tax rate. Due to the tax abandonment loss recognized during the first six months of 2017, Edison International and SCE both expect to report federal and California tax losses in 2017.
Unrecognized Tax Benefits
In the first quarter of 2017, Edison International settled all open tax positions with the Internal Revenue Service ("IRS") for taxable years 2007 through 2012. The following table provides a reconciliation of unrecognized tax benefits for 2017 as a result of the audit settlement:

(in millions)	Edison International	SCE
Balance at January 1, 2017	$471	$371
Tax positions taken during the current year:
Increases	20	20
Tax positions taken during a prior year:
Increases	3	3
Decreases	—	—
Decreases for settlements during the period	(83)	(78)
Balance at June 30, 2017	$411	$316
Tax Disputes
In the first quarter of 2017, Edison International settled all open tax positions with the IRS for taxable years 2007 through 2012. Edison International has previously made cash deposits to cover the estimated tax and interest liability from this audit cycle and expects a $7 million refund of this deposited amount.
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2013 – 2015 and 2010 – 2015, respectively. Edison International has settled all open tax position with the IRS for taxable years prior to 2013. Tax years 2003 – 2009 are currently under protest with the California Franchise Tax Board.

Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $76 million during the six months ended June 30, 2017, which includes contributions of $44 million by SCE. Edison International expects to make contributions of $60 million during the remainder of 2017, which includes $41 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
Pension expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Edison International:
Service cost	$36	$39	$72	$78
Interest cost	41	44	82	88
Expected return on plan assets	(53)	(56)	(106)	(112)
Settlement costs[1]	8	—	8	—
Amortization of prior service cost	1	1	2	2
Amortization of net loss[2]	5	9	10	18
Expense under accounting standards	$38	$37	$68	$74
Regulatory adjustment	(3)	(9)	(6)	(18)
Total expense recognized	$35	$28	$62	$56
SCE:
Service cost	$35	$38	$70	$76
Interest cost	37	41	74	82
Expected return on plan assets	(50)	(53)	(100)	(106)
Amortization of prior service cost	1	1	2	2
Amortization of net loss[2]	4	8	8	16
Expense under accounting standards	$27	$35	$54	$70
Regulatory adjustment	(3)	(9)	(6)	(18)
Total expense recognized	$24	$26	$48	$52

[1]
Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. Lump sum payments made in April 2017 to Edison International executives retiring in 2016 from the Executive Retirement Plan exceeded the estimated service and interest costs, resulting in a partial settlement of that plan. A settlement loss of approximately $7.7 million ($4.6 million after tax) was recorded at Edison International in the second quarter of 2017.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended June 30, 2017, and $5 million and $3 million, respectively, for the six months ended June 30, 2017. The amount reclassified for Edison International and SCE was $3 million and $1 million, respectively, for the three months ended June 30, 2016, and $6 million and $3 million, respectively, for the six months ended June 30, 2016.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $10 million during the six months ended June 30, 2017 and expects to make contributions of $11 million during the remainder of 2017, substantially all of which are expected to be made by SCE. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP Plan benefits with respect to its employees and former employees. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.

PBOP expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Edison International:
Service cost	$9	$10	$18	$20
Interest cost	24	26	48	52
Expected return on plan assets	(27)	(28)	(54)	(56)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Total expense	$5	$7	$10	$14
SCE:
Service cost	$9	$10	$18	$20
Interest cost	24	26	48	52
Expected return on plan assets	(27)	(28)	(54)	(56)
Amortization of prior service cost	(1)	(1)	(2)	(2)
Total expense	$5	$7	$10	$14
Note 9.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Stocks	—	$304	$319	$1,611	$1,547
Municipal bonds	2054	617	659	737	766
U.S. government and agency securities	2067	1,209	1,131	1,288	1,191
Corporate bonds	2057	523	600	584	659
Short-term investments and receivables/payables[1]	One-year	156	75	161	79
Total		$2,809	$2,784	$4,381	$4,242

[1]
Short-term investments include $32 million and $114 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by July 3, 2017 and January 4, 2017 as of June 30, 2017 and December 31, 2016, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.6 billion and $1.5 billion at June 30, 2017 and December 31, 2016, respectively.

The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$4,352	$4,290	$4,242	$4,331
Gross realized gains	13	22	112	75
Gross realized losses	—	(1)	(16)	(4)
Unrealized gains, net of losses	87	72	114	113
Other-than-temporary impairments	(3)	(8)	(4)	(33)
Interest and dividends	31	32	59	60
Income taxes	(26)	(24)	(26)	(42)
Decommissioning disbursements	(73)	(38)	(99)	(154)
Administrative expenses and other	—	(1)	(1)	(2)
Balance at end of period	$4,381	$4,344	$4,381	$4,344
Trust assets are used to pay income taxes. Deferred tax liabilities related to net unrealized gains at June 30, 2017 were $388 million. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion at June 30, 2017. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts.
Note 10.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2017	December 31, 2016
Current:
Regulatory balancing accounts	$374	$135
Energy derivatives and other power contracts	199	150
Unamortized investments, net of accumulated amortization	25	49
Other	36	16
Total current	634	350
Long-term:
Deferred income taxes, net of liabilities	4,875	4,478
Pensions and other postretirement benefits	712	710
Energy derivatives and other power contracts	969	947
Unamortized investments, net of accumulated amortization	78	80
San Onofre	772	857
Unamortized loss on reacquired debt	176	184
Regulatory balancing accounts	72	66
Environmental remediation	123	126
Other	73	7
Total long-term	7,850	7,455
Total regulatory assets	$8,484	$7,805

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2017	December 31, 2016
Current:
Regulatory balancing accounts	$822	$736
San Onofre MHI arbitration award[1]	47	—
Other	34	20
Total current	903	756
Long-term:
Costs of removal	2,820	2,847
Recoveries in excess of ARO liabilities[2]	1,758	1,639
Regulatory balancing accounts	1,326	1,180
Other	57	60
Total long-term	5,961	5,726
Total regulatory liabilities	$6,864	$6,482

[1]	Represents SCE's net recovery from claims against MHI. See Note 11 for further discussion.

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

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	June 30, 2017	December 31, 2016
Asset (liability)
Energy resource recovery account	$228	$(20)
New system generation balancing account	(175)	(6)
Public purpose programs and energy efficiency programs	(1,064)	(992)
Tax accounting memorandum account and pole loading balancing account	(197)	(142)
Base rate recovery balancing account	(257)	(426)
Department of Energy litigation memorandum account	(156)	(122)
Greenhouse gas auction revenue	24	31
FERC balancing accounts	(136)	(69)
Other	31	31
Liability	$(1,702)	$(1,715)
Note 11.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the first six months of 2017, SCE had existing PPAs that met the critical contract provisions (including completion of major milestones for construction). The commitments for these contracts are estimated to be: $50 million in 2017, $120 million in 2018, $122 million in 2019, $123 million in 2020, $124 million in 2021, and $1.0 billion for the remaining period thereafter. For further information, see Note 11 in the 2016 Form 10-K.

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
In a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ expressed concerns about the extent to which the failure to timely report ex parte communications had impacted the settlement negotiations and directed SCE and SDG&E to meet and confer with the other parties in the San Onofre OII to consider changing the terms of the San Onofre OII Settlement Agreement. In March 2017, SCE and the parties participating in the meet-and-confer process initiated a mediation of the issues identified in the December 2016 joint ruling. The CPUC has established a joint report deadline of August 15, 2017, at which time the parties must report on the outcome of the meet-and-confer process. SCE has recorded a regulatory asset of $772 million at June 30, 2017 to reflect the expected recoveries under the San Onofre OII Settlement Agreement. Management assesses at the end of each reporting period whether regulatory assets are probable of future recovery. SCE assessed the San Onofre regulatory asset at June 30, 2017 and continues to conclude that the asset is probable, though not certain, of recovery based on SCE's knowledge of facts and judgment in applying the relevant regulatory principles to the issue. Such judgment is subject to uncertainty, and regulatory principles and precedents are not necessarily binding and are capable of interpretation.

Challenges related to the Settlement of San Onofre CPUC Proceedings
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. In light of the San Onofre OII meet-and-confer sessions, the Ninth Circuit cancelled the hearing that had been scheduled for February 9, 2017 and ordered the parties to notify the Ninth Circuit of the status of the San Onofre OII by May 1, 2017 and periodically thereafter. The parties have filed the required status reports with the court.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its then Chief Financial Officer. The complaint was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The initial complaint purported to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015 (the "Class Period"). In September 2016, the federal court granted defendants’ motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff filed an amended complaint, which the federal court dismissed again with an opportunity for the plaintiff to amend the complaint. Plaintiff filed a third amended complaint in May 2017, which extends the Class Period to August 10, 2015. Defendants filed a motion to dismiss the third amended complaint in June 2017, and are awaiting a ruling.
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
In October 2015, a shareholder derivative lawsuit was filed in California state court against members of the Edison International Board of Directors for breach of fiduciary duty and other claims, making similar allegations to those in the federal derivative lawsuits discussed above. In light of the ruling in the parallel federal derivative lawsuit discussed above, plaintiff requested that the court voluntarily dismiss the state court action. The action was dismissed in April 2017.
In November 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act. The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII. In July 2016, the federal court granted the defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed an amended complaint in July 2016, that dismissed Edison International as a named defendant and the remaining defendants filed a motion to dismiss in August 2016. These defendants' motion was heard by the court in November 2016. In June 2017, the federal court again granted defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed an amended complaint in early July 2017. Defendants have filed motion to dismiss the amended complaint, which will be heard by the court in October 2017.
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
At June 30, 2017, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites with a liability balance at June 30, 2017, in which the upper end of the range of the costs is at least $1 million) was $125 million, including $74 million related to San Onofre. In addition to these sites, SCE also has 17 immaterial sites with a liability balance as of June 30, 2017, for which the total minimum recorded liability was $3 million. Of the $128 million total environmental remediation liability for SCE, $123 million has been recorded as a regulatory asset. SCE expects to recover $47 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $75 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $150 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $5 million to $18 million. Costs incurred for the six months ended June 30, 2017 and 2016 were $4 million and $1 million, respectively.
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
Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. Drought conditions in California have also increased the duration of the wildfire season and the risk of severe wildfire events. SCE has approximately $1 billion of insurance coverage for wildfire liabilities for the period ending on May 31, 2018. SCE has a self-insured retention of $10 million per wildfire occurrence. Various coverage limitations within the policies that make up this insurance coverage could result in additional self-insured costs in the event of multiple wildfire occurrences during the policy period. SCE or its vegetation management contractors may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of insurance coverage.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million, including reimbursement for legal costs (SCE share $124 million) to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. The settlement also provides for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE will submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process will make additional legal action to recover damages incurred in 2014 – 2016 unnecessary. The first such claim covering damages for 2014 – 2015 was filed on September 30, 2016 for approximately $56 million. In February 2017, the DOE reviewed the 2014 – 2015 claim submission and reduced the original request to approximately $43 million (SCE share was approximately $34 million) primarily due to DOE allocation limits. SCE accepted the DOE's determination, and the government will pay the 2014 – 2015 claim under the terms of the settlement. SCE will make the claim submission for 2016 damages in the third quarter of 2017. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 12.    Preferred and Preference Stock of SCE
During the second quarter of 2017, SCE issued $475 million of 5.00% Series L preference stock (190,004 shares; cumulative, $2,500 liquidation value) to SCE Trust VI, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series L preference stock may be redeemed at a premium, in whole, but not in part, at any time prior to June 26, 2022 if certain changes in tax or investment company law or interpretation or applicable rating agency equity credit criteria occur. On or after June 26, 2022, SCE may redeem the Series L shares at par, in whole or in part. The shares are not subject to mandatory redemption. In July 2017, the proceeds were used to redeem $475 million of SCE's Series F Preference Stock.

Note 13.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$(49)	$(54)	$(53)	$(56)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	1	3	3
Other	—	—	2	—
Change	1	1	5	3
Ending Balance	$(48)	$(53)	$(48)	$(53)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 8 for additional information.
SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$(18)	$(21)	$(20)	$(22)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	1	2	2
Other	(1)	—	—	—
Change	—	1	2	2
Ending Balance	$(18)	$(20)	$(18)	$(20)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 8 for additional information.
Note 14.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2017	2016	2017	2016
SCE interest and other income:
Equity allowance for funds used during construction	$23	$19	$41	$42
Increase in cash surrender value of life insurance policies and life insurance benefits	10	11	22	17
Interest income	1	2	3	3
Other	2	1	3	3
Total SCE interest and other income	36	33	69	65
Other income of Edison International Parent and Other	1	—	1	—
Total Edison International interest and other income	$37	$33	$70	$65
SCE other expenses:
Civic, political and related activities and donations	$7	$8	$10	$12
Other	5	3	9	7
Total SCE other expenses	12	11	19	19
Other expenses of Edison International Parent and Other	—	—	1	—
Total Edison International other expenses	$12	$11	$20	$19

Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2017	2016	2017	2016
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$240	$228	$223	$221
Tax payments, net of refunds	14	12	20	32
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$177	$156	$—	$—
Preferred and preference stock	12	12	12	12
SCE's accrued capital expenditures at June 30, 2017 and 2016 were $283 million and $338 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2017. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2016 Form 10-K.
LEGAL PROCEEDINGS
None.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the second quarter of 2017.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	160,144	$80.68	—	—
May 1, 2017 to May 31, 2017	311,524	$79.32	—	—
June 1, 2017 to June 30, 2017	232,253	$79.97	—	—
Total	703,921	$79.84	—	—

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

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2017, filed on July 27, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2017, filed on July 27, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Connie J. Erickson

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Connie J. Erickson Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 27, 2017	Date:	July 27, 2017