Form 10-Q
period 2017-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2017-10-30
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Common Stock outstanding as of October 27, 2017:
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
Edison Energy Group
Edison Energy Group, Inc., the holding company for subsidiaries engaged in competitive businesses focused on providing energy services, managed portfolio solutions, and distributed solar solutions to commercial and industrial customers

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

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•	ability of SCE to recover its costs in a timely manner from its customers through regulated rates, including costs related to San Onofre, and proposed spending on grid modernization;

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including determinations of authorized rates of return or return on equity, the outcome of San Onofre CPUC proceedings, and the 2018 GRC, and delays in regulatory actions;

•	ability of Edison International or SCE to borrow funds and access the capital markets on reasonable terms;

•
risks associated with cost allocation resulting in higher rates for utility bundled service customers, caused by the authority of cities, counties, and certain other public agencies to generate and/or purchase electricity for their local residents and businesses (known as Community Choice Aggregation or CCA), and other possible customer bypass or departure due to increased adoption of DERs or technological advancements in the generation, storage, transmission, distribution, and use of electricity, and supported by public policy, government regulations and incentives;

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

•	risks associated with the decommissioning of San Onofre, including those related to public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, and cost overruns;

•
physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business and customer data;

•	ability of Edison International to develop Edison Energy Group, manage new business risks and recover and earn a return on its investment in newly developed or acquired businesses;

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
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2016 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2016 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE provide direct links to SCE's regulatory filings with the CPUC and the FERC and material agency rulings in open proceedings most important to investors at www.edisoninvestor.com (SCE Regulatory Highlights) so that such filings are available to all investors upon SCE filing with the relevant agency. Edison International and SCE also routinely post or provide direct links to presentations, documents and other information that may be of interest to investors at www.edisoninvestor.com (Events and Presentations) in order to publicly disseminate such information.
The MD&A for the nine months ended September 30, 2017 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2016, and as compared to the nine months ended September 30, 2016. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2016 (the "year-ended 2016 MD&A"), which was included in the 2016 Form 10-K.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE. SCE is a public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy services, managed portfolio solutions, and distributed solar solutions to commercial and industrial customers. Such business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all the information contained in this report relates to both filers.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2017	2016[1]	Change	2017	2016[1]	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$465	$435	$30	$1,121	$1,048	$73
Edison International Parent and Other	5	(14)	19	(11)	(65)	54
Discontinued operations	—	—	—	—	(1)	1
Edison International	470	421	49	1,110	982	128
Less: Non-core items
SCE	—	—	—	—	—	—
Edison International Parent and Other	—	—	—	1	5	(4)
Discontinued operations	—	—	—	—	(1)	1
Total non-core items	—	—	—	1	4	(3)
Core earnings (losses)
SCE	465	435	30	1,121	1,048	73
Edison International Parent and Other	5	(14)	19	(12)	(70)	58
Edison International	$470	$421	$49	$1,109	$978	$131

[1]
The earnings for the three and nine months ended September 30, 2016 were updated to reflect the implementation of the accounting standard for share-based payments effective January 1, 2016. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.

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

Edison International's third quarter 2017 earnings increased $49 million from the third quarter of 2016, comprised of an increase in SCE's earnings of $30 million and a decrease in Edison International Parent and Other's losses of $19 million. The increase in earnings at SCE was primarily due to the escalation mechanism set forth in the 2015 GRC decision.
Edison International's earnings for the nine months ended September 30, 2017 increased $128 million from the nine months ended September 30, 2016, comprised of an increase in SCE's earnings of $73 million, a decrease in Edison International Parent and Other's losses of $54 million, and a decrease in losses from discontinued operations of $1 million. The increase in earnings at SCE was primarily related to an increase in revenue from the escalation mechanism set forth in the 2015 GRC decision and lower operation and maintenance expenses, partially offset by a reduction in CPUC revenue related to prior overcollections and higher net financing costs.
Edison International Parent and Other's decrease in losses for the three and nine months ended September 30, 2017 was due to lower core losses of $19 million and $58 million, respectively, and lower non-core earnings of $4 million for the nine months ended September 30, 2017. The decrease in core losses for the quarter was due to higher income tax benefits resulting from net operating loss carrybacks from the filing of the 2016 tax returns in 2017. The year-to-date decrease also reflects higher income tax benefits related to stock option exercises and the 2017 settlement of federal income tax audits for 2007 – 2012.
Capital Program
SCE's capital expenditures forecast for the 2017 – 2020 period has been revised since the filing of the 2016 Form 10-K, as indicated in the table below. The update also reflects SCE's revised requested capital expenditures for 2018 – 2020 resulting from SCE's 2018 GRC rebuttal testimony, filed in June 2017.
The 2017 capital program had originally included expenditures of $182 million for grid modernization capital spending. SCE has requested CPUC approval of a memorandum account to facilitate recovery in rates of such expenditures. The memorandum account has not yet been approved by the CPUC and may not be approved. Certain of the grid modernization capital expenditures promote safety and reliability as well as facilitate integration of distributed energy resources and are the focus of SCE's reduced grid modernization capital expenditures in 2017. These expenditures are included in traditional distribution capital expenditures for 2017 in the table below.
Traditional capital expenditures for 2017 reflect SCE's forecast capital expenditures for CPUC and FERC capital projects. Traditional capital expenditures for 2018 – 2020 reflect the amounts requested in the 2018 GRC filing and subsequently updated in SCE's rebuttal testimony as well as the expected spending for FERC capital projects. Recovery for 2017 – 2020 planned expenditures for traditional capital projects under FERC jurisdiction will be pursued through FERC-authorized mechanisms. The CPUC has approved 81%, 89%, and 92% of the traditional capital expenditures requested in the 2009, 2012, and 2015 GRC decisions, respectively. While SCE cannot predict the level of traditional capital spending that will be approved in the 2018 GRC decision, management is not aware of factors that would cause the percentage of SCE's request that is ultimately approved to be materially different from what has been approved in recent GRC decisions. SCE does not have prior approval experience with grid modernization capital expenditures and, therefore, is unable to predict an expected outcome. Forecasted expenditures for FERC capital projects are subject to change due to timeliness of permitting, licensing and regulatory approvals. For further information regarding updates for large transmission and substation projects, see "Liquidity and Capital Resources—SCE—Capital Investment Plan."
It is unlikely that SCE will receive a 2018 GRC decision in 2017. It is also uncertain whether SCE will receive firm guidance on grid modernization spending as part of the DRP proceeding during 2017. SCE is currently developing an approach for 2018 capital spending, based on these contingencies, which will allow SCE to ramp up its capital spending program to meet the rate base ultimately authorized in the 2018 GRC decision while minimizing the associated risk of unauthorized spending. A component of this approach will be to focus initial 2018 grid modernization spending on capital that provides safety and reliability benefits while deferring most spending that is primarily focused on integration of distributed energy resources.

Total capital expenditures (including accruals) were $2.3 billion and $2.4 billion for the first nine months of 2017 and 2016, respectively. The following table sets forth a summary of forecasted capital expenditures for 2017 – 2020 on the basis described above:

(in millions)	2017	2018	2019	2020	Total 2017 – 2020
Traditional capital expenditures[1]
Distribution[2]	$2,975	$3,174	$3,119	$3,048	$12,316
Transmission	500	956	1,003	1,046	3,505
Generation	205	220	212	201	838
Total requested traditional capital expenditures[1,3]	$3,680	$4,350	$4,334	$4,295	$16,659
Grid modernization capital expenditures[2]	$—	$538	$649	$608	$1,795
Total capital expenditures	$3,680	$4,888	$4,983	$4,903	$18,454

[1]	Includes Energy Storage of $60 million in the 2017 – 2020 period. Also, includes $12 million Charge Ready Pilot in 2017.

[2]	2017 capital expenditures related to grid modernization are included in traditional distribution capital expenditures.

[3]	Capital expenditures for 2017 reflect management's expectations based on the 2015 GRC decision.
SCE's estimated weighted average annual rate base for 2017 – 2020 using the capital expenditures set forth in the table above is as follows:

(in millions)	2017	2018	2019	2020
Rate base for requested traditional capital expenditures	$26,133	$28,947	$31,040	$33,076
Rate base for requested grid modernization capital expenditures	—	261	695	1,195
Total rate base	$26,133	$29,208	$31,735	$34,271
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
In April 2017, the ORA recommended that SCE's original requested 2018 base revenue requirement be decreased by approximately $208 million, comprised of approximately $164 million in operations and maintenance expense reductions and approximately $44 million in capital-related revenue requirement reductions largely related to the proposed reduction of 100% of grid modernization capital spending. To the extent any spending is authorized, the ORA proposed capturing grid modernization spending in a memorandum account for review in the 2021 GRC. TURN recommended reductions of 78% of grid modernization capital expenditures in 2018 and initially recommended adjustments to rate base for historical capital expenditures, including a reduction of $700 million, primarily related to certain distribution infrastructure replacement programs. In a September 2017 filing, TURN reduced their recommended rate base adjustment to approximately $550 million. The impact of TURN's updated recommendations would decrease SCE's original requested 2018 base revenue requirement by approximately $114 million.
Public participation hearings are scheduled in mid-November and update filings are due in early December. While SCE requested that the CPUC issue a final decision by the end of 2017, it is unlikely that such timing will be achieved. If the schedule for a final decision is delayed, SCE will request the CPUC to issue an order directing that the authorized revenue requirement changes be effective January 1, 2018. SCE cannot predict the revenue requirement the CPUC will ultimately authorize for 2018 through 2020 or forecast the timing of a final decision.

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
San Onofre CPUC Proceedings
As discussed in the year-ended 2016 MD&A, in a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ expressed concerns about the extent to which the failure to timely report ex parte communications had impacted the settlement negotiations and directed SCE and SDG&E to meet and confer with the other parties in the San Onofre OII to consider changing the terms of the San Onofre OII Settlement Agreement. In March 2017, SCE and the parties participating in the meet-and-confer process initiated a mediation of the issues identified in the December 2016 joint ruling. On August 15, 2017, SCE notified the CPUC that the parties in the San Onofre OII Settlement Agreement were unable to reach agreement on possible changes to the settlement unanimously approved by the CPUC in 2014. In connection with the termination of the meet-and-confer process, SCE asked the CPUC to affirm that the San Onofre OII Settlement Agreement is fair, reasonable and in the public interest. Other parties to the meet-and-confer process petitioned the CPUC on a broad range of litigation positions, certain of which included substantial additional disallowances.
On October 10, 2017, the Assigned Commissioner and ALJ issued a Ruling ordering additional process to resolve the San Onofre OII. The Ruling did not set aside nor confirm the San Onofre OII Settlement Agreement but stated that the CPUC required an additional record to address the appropriate cost allocation for the premature shutdown of San Onofre Units 2 and 3, in the event the CPUC decides that the settlement does not meet the CPUC's standards for approval of settlements. The Ruling sets an expedited schedule with a status conference on November 7, 2017 and hearings tentatively scheduled to end in March 2018. The CPUC has not announced the expected timing for a decision.
SCE has recorded a regulatory asset of $730 million at September 30, 2017 to reflect the expected recoveries under the San Onofre OII Settlement Agreement. SCE assessed the San Onofre regulatory asset at September 30, 2017 and continues to conclude that the asset is probable, though not certain, of recovery based on SCE's knowledge of facts and judgment in applying the relevant regulatory principles to the issue. Such judgment is subject to uncertainty, and regulatory principles and precedents are not necessarily binding and are subject to interpretation.
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
Cost of Capital
In July 2017, the CPUC issued a final decision that adopted the petition previously filed by SCE, Pacific Gas & Electric Company, SDG&E, and SoCalGas (collectively, the "Investor-Owned Utilities"), ORA, and TURN to modify the prior CPUC decisions addressing the Investor-Owned Utilities' costs of capital. The decision extended the deadline for the next Investor-Owned Utilities cost of capital application to April 2019, reset SCE's authorized cost of long-term debt and preferred stock, and established SCE's authorized ROE at 10.30%, both beginning January 1, 2018. In October 2017, the CPUC approved SCE's updated debt and preferred rates that SCE filed in September 2017. For more information on the terms of the settling parties' petition, see "Management Overview—Regulatory Proceedings—Cost of Capital" in the year-ended 2016 MD&A.

FERC Formula Rates
In October 2017, SCE filed its 2018 annual update with the FERC with rates effective January 1, 2018. The update reflected a decrease in SCE's transmission revenue requirement of $13 million or 1.1% lower than amounts currently authorized in rates due to lower undercollections in previous periods. In addition, SCE filed its new formula rate with the FERC in October 2017 resulting in an additional decrease to the 2018 annual update of $6 million or 0.5%. Once the new formula rate is accepted by the FERC, it will supersede the existing formula rate, including the 2018 annual update, and could become effective as early as January 1, 2018. FERC has the authority and may suspend new rates for up to five months. If the new formula rate is suspended by the FERC, the 2018 transmission revenue requirement rate established in the 2018 annual update will be effective from January 1, 2018 until the end of the suspension of the new formula rate. The new formula rate will be subject to refund from the end of the suspension until it is ultimately approved by the FERC.
Power Charge Indifference Adjustment Rulemaking
In September 2017, the CPUC issued a Scoping Memo for its rulemaking to review, revise, and consider alternatives to the Power Charge Indifference Adjustment ("PCIA"), which is a charge that is applied to departing load customers and is intended to maintain bundled service customer indifference to departing load (including Community Choice Aggregator or CCA formation). The Scoping Memo adopts an overall goal of implementing the existing California statutory requirements regarding customer indifference for the proceeding. The CPUC has adopted a schedule with an expected resolution by the third quarter of 2018.
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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended September 30, 2017 versus September 30, 2016

	Three months ended September 30, 2017			Three months ended September 30, 2016
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,677	$1,975	$3,652	$1,811	$1,941	$3,752
Purchased power and fuel	—	1,783	1,783	—	1,719	1,719
Operation and maintenance	489	192	681	481	221	702
Depreciation and amortization	521	—	521	519	—	519
Property and other taxes	98	(1)	97	91	—	91
Other operating income	(8)	—	(8)	—	—	—
Total operating expenses	1,100	1,974	3,074	1,091	1,940	3,031
Operating income	577	1	578	720	1	721
Interest expense	(148)	(1)	(149)	(136)	(1)	(137)
Other income and expenses	33	—	33	23	—	23
Income before income taxes	462	—	462	607	—	607
Income tax (benefit) expense	(35)	—	(35)	141	—	141
Net income	497	—	497	466	—	466
Preferred and preference stock dividend requirements	32	—	32	31	—	31
Net income available for common stock	$465	$—	$465	$435	$—	$435
Net income available for common stock			$465			$435
Less:
Non-core earnings			—			—
Core earnings[1]			$465			$435

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:

•	Lower operating revenue of $134 million primarily due to the following:

•
A decrease in revenue of $227 million related to incremental tax benefits refunded to customers (offset in taxes below). The decrease in revenue resulted from $109 million of higher incremental tax repair benefits and $118 million of benefits recognized for tax accounting method changes.

•
An increase in CPUC revenue of approximately $63 million primarily due to the escalation mechanism as set forth in the 2015 GRC decision and $10 million of higher operating costs subject to balancing account treatment (primarily offset in depreciation expense below). These increases were partially offset by $9 million of lower revenue related to the extension of bonus depreciation.

•
Higher operation and maintenance costs of $8 million primarily due to transmission and distribution costs for line clearing and maintenance and higher information technology costs partially offset by the impact of SCE's operational and service excellence initiatives.

•	Higher property and other taxes of $7 million primarily due to a higher property assessed value in 2017.

•	Higher other operating income of $8 million due to the sale of utility property.

•	Higher interest expense of $12 million primarily due to increased borrowings.

•	Higher other income and expense of $10 million primarily due to higher AFUDC equity income.

•	Lower income taxes of $176 million primarily due to the following:

•	Higher income tax benefits in 2017 of $134 million related to flow through of incremental tax repair benefits and for tax accounting method changes (offset in revenue above).

•	Lower net income tax benefits in 2017 of $18 million for other property-related items, including cost of removal and depreciation deductions.

•	Lower pre-tax income for the third quarter of 2017, as discussed above.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•	Higher purchased power and fuel costs of $64 million primarily driven by higher power and gas prices experienced in 2017 relative to 2016, partially offset by lower capacity costs.

•	Lower operation and maintenance expense of $29 million primarily driven by lower employee benefit and other labor costs and lower spending on various public purpose programs.
The following table is a summary of SCE's results of operations for the periods indicated.
Nine months ended September 30, 2017 versus September 30, 2016

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$4,813	$4,248	$9,061	$4,842	$4,114	$8,956
Purchased power and fuel	—	3,742	3,742	—	3,576	3,576
Operation and maintenance	1,413	505	1,918	1,456	537	1,993
Depreciation and amortization	1,528	—	1,528	1,497	—	1,497
Property and other taxes	279	—	279	268	—	268
Other operating income	(8)	—	(8)	—	—	—
Total operating expenses	3,212	4,247	7,459	3,221	4,113	7,334
Operating income	1,601	1	1,602	1,621	1	1,622
Interest expense	(435)	(1)	(436)	(401)	(1)	(402)
Other income and expenses	83	—	83	71	—	71
Income before income taxes	1,249	—	1,249	1,291	—	1,291
Income tax expense	34	—	34	151	—	151
Net income	1,215	—	1,215	1,140	—	1,140
Preferred and preference stock dividend requirements	94	—	94	92	—	92
Net income available for common stock	$1,121	$—	$1,121	$1,048	$—	$1,048
Net income available for common stock			$1,121			$1,048
Less:
Non-core earnings			—			—
Core earnings[1]			$1,121			$1,048

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Lower operating revenue of $29 million primarily due to the following:

•
An increase in CPUC revenue of approximately $181 million primarily due to the escalation mechanism as set forth in the 2015 GRC decision and $28 million of higher operating costs subject to balancing account treatment (primarily offset in depreciation expense below). These increases were partially offset by $24 million of lower revenue related to the extension of bonus depreciation and a $17 million revenue reduction for the expected refund to customers of prior overcollections identified in the second quarter of 2017.

•
A decrease in revenue of $185 million related to tax benefits refunded to customers (offset in income taxes below). The decrease in revenue resulted from $135 million of higher year-over-year incremental tax repair benefits recognized, $118 million of benefits recognized for tax accounting method changes, and a $65 million revenue reduction related to the tax abandonment of San Onofre. These decreases were partially offset by a 2016 revenue refund to customers of $133 million related to 2012 – 2014 incremental income tax deductions.

•
A decrease in FERC-related revenue of $31 million primarily related to higher operating costs in 2016 including amortization of the regulatory asset associated with the Coolwater-Lugo transmission project (offset in depreciation below) and a $7 million reduction to FERC revenue due to a change in estimate under the FERC formula rate mechanism.

•
Lower operation and maintenance costs of $43 million primarily due to the impact of SCE's operational and service excellence initiatives, lower storm-related activities and lower legal costs partially offset by higher transmission and distribution costs for line clearing and maintenance and information technology costs.

•
Higher depreciation and amortization expense of $31 million primarily related to depreciation on transmission and distribution investments partially offset by amortization of the regulatory asset related to Coolwater-Lugo plant recorded in 2016.

•	Higher property and other taxes of $11 million primarily due to a higher property assessed value in 2017.

•	Higher other operating income of $8 million due to the sale of utility property.

•	Higher interest expense of $34 million primarily due to increased borrowings and higher interest on balancing account overcollections in 2017.

•	Higher other income and expenses of $12 million primarily due to higher insurance benefits and higher AFUDC equity income.

•	Lower income taxes of $117 million primarily due to the following:

•
Higher income tax benefits of $109 million due to $149 million related to flow through of incremental tax repair benefits and for tax accounting method changes (offset in revenue above) and $39 million related to a tax deduction for the abandonment of San Onofre, partially offset by $79 million flow-through of 2012 – 2014 incremental income tax benefits in 2016.

•	Lower net income tax benefits in 2017 for other property-related items, including cost of removal and depreciation deductions.

•	Lower pre-tax income for the nine months ended September 30, 2017, as discussed above.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $166 million primarily driven by higher power and gas prices experienced in 2017 relative to 2016, partially offset by lower realized losses on hedging activities ($8 million in 2017 compared to $53 million in 2016) and lower capacity costs.

•	Lower operation and maintenance expense of $32 million primarily driven by lower employee benefit and other labor costs and lower spending on various public purpose programs.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account overcollections/undercollections) was $4.0 billion and $9.0 billion for the three and nine months ended September 30, 2017, respectively, compared to $3.7 billion and $8.6 billion for the respective periods in 2016.
Retail billed and unbilled revenue for the three months ended September 30, 2017 was higher compared to the same period in 2016 due to a rate increase of $225 million and a sales volume increase of $85 million. The rate increase was due to implementation of the 2017 ERRA rate increase. The sales volume increase was primarily due to warmer weather experienced in the third quarter of 2017 compared to the same period in 2016. Retail billed and unbilled revenue for the nine months ended September 30, 2017 was higher compared to the same period in 2016 primarily due to the implementation of the 2017 ERRA rate increase.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2016 Form 10-K).
Income Taxes
SCE's income tax expense decreased by $176 million and $117 million for the three and nine months ended September 30, 2017 compared to the same periods in 2016.
The effective tax rates were (7.6)% and 23.2% for the three months ended September 30, 2017 and 2016, respectively. The effective tax rates were 2.7% and 11.7% for the nine months ended September 30, 2017 and 2016, respectively. SCE's effective tax rate is lower than the statutory rate primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease for the three and nine months ended September 30, 2017 was primarily due to higher incremental repair tax benefits and benefits recognized for tax accounting method changes, all of which will be refunded to customers. The change in the effective tax rate for the nine months ended September 30, 2017 also included higher tax benefits related to the ratemaking treatment on the San Onofre tax abandonment recorded in 2017 and lower tax benefits for the $133 million revenue refund to customers that was recorded in 2016.
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
Strategic Review of Edison Energy Group Competitive Businesses
During the third quarter of 2017, Edison International completed a strategic review of Edison Energy Group's competitive businesses. The competitive businesses are undertaken through Edison Energy Group and include energy services provided by Edison Energy and distributed solar solutions provided by SoCore Energy. Edison International has concluded that it will evaluate strategic options, including potential sale opportunities for SoCore Energy and consolidate management across Edison Energy Group. Edison Energy will continue to pursue a proof of concept of its existing energy services and managed portfolio solutions practice for large energy users in the United States. Under the proof of concept, Edison Energy will seek to achieve a breakeven earnings run rate and 5% target customer penetration by the end of 2019.
In connection with the strategic review, Edison International evaluated the recoverability of goodwill and recorded an impairment of SoCore Energy's goodwill totaling $16.5 million ($10 million after-tax) in the second quarter of 2017. In light of the decision to evaluate sale opportunities for SoCore Energy, Edison International considered the application of held for sale accounting treatment under the applicable accounting guidance. However, Edison International concluded that, as of September 30, 2017, it was not probable that the investment in SoCore Energy would be sold within one year, therefore the long-lived assets of SoCore Energy were not subject to held for sale accounting treatment. Under held for sale accounting treatment, the net assets of SoCore Energy ($228 million at September 30, 2017) would be recorded at the lower of book value or as net realizable value, including transaction costs.

Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Edison Energy Group and subsidiaries[1]	$3	$(5)	$(20)	$(28)
Edison Mission Group and subsidiaries	—	—	(2)	(4)
Corporate expenses and other[2]	2	(9)	11	(33)
Total Edison International Parent and Other	$5	$(14)	$(11)	$(65)

[1]
Includes income of less than $1 million and $1 million for the three and nine months ended September 30, 2017, respectively, compared to income of less than $1 million and $5 million for the same periods in 2016, respectively, related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method.

[2]
Includes interest expense (pre-tax) of $12 million and $10 million for the three months ended September 30, 2017 and 2016, respectively, and $34 million and $27 million for the nine months ended September 30, 2017 and 2016, respectively.

The loss from continuing operations of Edison International Parent and Other decreased $19 million and $54 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to:

•
Higher income tax benefits related to stock option exercises of $1 million and $34 million for the three and nine months ended September 30, 2017, respectively, $17 million of tax benefits recorded during the third quarter of 2017 from net operating loss carrybacks that resulted from the filing of the 2016 tax returns and $6 million of tax benefits recorded in the second quarter of 2017 related to settlements with the IRS for taxable years 2007 – 2012.

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
Available Liquidity
At September 30, 2017, SCE had approximately $2.15 billion available under its $2.75 billion multi-year revolving credit facility. In addition, SCE issued debt and preference stock in 2017. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 12. Preferred and Preference Stock of SCE."
Debt Covenant
A debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2017, SCE's debt to total capitalization ratio was 0.43 to 1.
At September 30, 2017, SCE was in compliance with all other financial covenants that affect access to capital.

Capital Investment Plan
Below are updates for large transmission and substation projects since the filing of the 2016 Form 10-K. SCE is currently evaluating the timing of its major construction projects. For further information on these projects, see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Major Transmission Projects" in the year-end 2016 MD&A.
Major Transmission Projects
West of Devers
In March 2017, the CPUC issued a decision denying ORA's September 2016 Application for Rehearing regarding the West of Devers Upgrade Project which sought additional project modifications and environmental mitigation measures. This action confirmed SCE's proposed project, which is expected to be placed in service in 2021, although there is potential of a delay. SCE is evaluating the competitive bids received for transmission construction and expects to award the contract for the Project by the end of 2017, which may result in a change to the expected cost of the Project.
Mesa Substation
In February 2017, the CPUC issued a final decision approving the Mesa Substation Project largely consistent with SCE's proposed project and rejected alternative project configurations proposed by CPUC staff. SCE expects the Mesa Substation project to go into service in 2022. Competitive bids for the 220kV substation construction are under evaluation, and the remainder (550kV substation) will be put out for bid in 2018. SCE expects to award the bid for the 220kV substation construction by the end of 2017, which may result in a change to the expected cost. Preconstruction requirements for other permits and approvals have been obtained and construction began in October 2017.
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
Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities (RPU), the municipal utility department of the City of Riverside. Due to changed circumstances since the time the Project was originally developed, SCE informed the CPUC in August 2016 that it supports revisions to the proposed Project. The CPUC continues to collect information regarding the revised Project or other proposed revisions in support of a supplemental environmental review. Impacts from the potential revisions to the Project have not been reflected in the expected costs or scheduled in-service date of 2021.
Eldorado-Lugo-Mohave Upgrade
The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to southern California. SCE has proposed an expedited schedule and a non-standard review process with the regulatory permitting agencies in order to meet the current in-service date. SCE recently awarded the competitive bid for the Project and has not yet incorporated the contract into the capital forecast.
Coolwater-Lugo
In the first quarter of 2017, the FERC approved a settlement allowing SCE to recover 100% of the requested $37.1 million of costs incurred by SCE related to the cancelled Coolwater-Lugo transmission project.

Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis. At September 30, 2017, SCE's 13-month weighted-average common equity component of total capitalization was 50.2% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $554 million, resulting in a restriction on net assets of approximately $14.4 billion.
In the third quarter of 2017, SCE declared a dividend to Edison International of $191 million. Future dividend amounts and timing of distributions are dependent on a number of factors including the level of capital expenditures, operating cash flows and earnings.
Margin and Collateral Deposits
Certain derivative instruments, power contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at September 30, 2017, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2017.

(in millions)
Collateral posted as of September 30, 2017[1]	$274
Incremental collateral requirements for power contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	33
Incremental collateral requirements for power contracts resulting from adverse market price movement[2]	2
Posted and potential collateral requirements	$309

[1]	Collateral provided to counterparties and other brokers consisted of $269 million in letters of credit and surety bonds and $5 million of cash.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2017 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

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
At September 30, 2017, Edison International Parent had $677 million available under its $1.25 billion multi-year revolving credit facility. In addition, Edison International issued debt in 2017. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
A debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At September 30, 2017, Edison International Parent's consolidated debt to total capitalization ratio was 0.47 to 1.
At September 30, 2017, Edison International Parent was also in compliance with all other financial covenants that affect access to capital.

Historical Cash Flows
Southern California Edison Company

	Nine months ended September 30,
(in millions)	2017	2016
Net cash provided by operating activities	$2,793	$2,838
Net cash used in financing activities	(339)	(382)
Net cash used in investing activities	(2,432)	(2,443)
Net increase in cash and cash equivalents	$22	$13
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016.

	Nine months ended September 30,		Change in cash flows
(in millions)	2017	2016	2017/2016
Net income	$1,215	$1,140
Non-cash items[1]	1,853	1,597
Subtotal	$3,068	$2,737	$331
Changes in cash flow resulting from working capital[2]	(553)	(32)	(521)
Derivative assets and liabilities	(24)	15	(39)
Regulatory assets and liabilities	560	189	371
Other noncurrent assets and liabilities[3]	(258)	(71)	(187)
Net cash provided by operating activities	$2,793	$2,838	$(45)

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, deferred income taxes and investment tax credits, and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts.
Net cash provided by operating activities was impacted by the following:
Net income increased in 2017 by $75 million primarily due to higher revenue in 2017 due to the escalation mechanism set forth in the 2015 GRC decision and lower operation and maintenance expenses, partially offset by reductions in CPUC revenue related to prior overcollections and higher financing costs.
Net cash for working capital for the nine months ended September 30, 2017 and 2016 was primarily related to the increase in receivables from customers ($370 million and $261 million in 2017 and 2016, respectively) and the timing of disbursements (including payments for payroll-related costs and purchased power). During the first nine months of 2017, there was an increase in payables of $30 million compared to $195 million for the same period in 2016. In addition, net cash for working capital included changes in tax payables of $(146) million in 2017 and $111 million in 2016 primarily due to the utilization of net operating losses in 2017.

Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts was $560 million and $189 million during the nine months ended September 30, 2017 and 2016, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2017

•
The 2015 GRC decision established the TAMA. As a result of this memorandum account, together with a balancing account for pole loading expenditures, 2015 – 2017 tax benefits or costs associated with certain events are tracked and adjusted annually through customer rates. Overcollections increased by $319 million during the first nine months of 2017 primarily due to higher tax repair deductions than forecasted in rates and $118 million of higher benefits recognized for tax accounting method changes. The overcollections in 2017 are expected to be refunded to customers in January 2018.

•
Higher cash due to $186 million of overcollections for the public purpose and energy efficiency programs. Overcollections for public purpose and energy efficiency programs increased due to lower spending for these programs and recovery of prior year undercollections.

•
Higher cash due to $140 million of overcollections related to FERC balancing accounts. Overcollections increased due to recovery of prior FERC undercollections and lower costs than forecasted in the FERC formula rate.

•
Higher cash due to $94 million of overcollections related to the timing of greenhouse gas auction revenue and climate credit refunds to customers, which are expected to be refunded to customers in the fourth quarter of 2017.

•
Higher cash due to realization of $47 million in proceeds from the MHI arbitration and approximately $34 million from the Department of Energy related to spent nuclear fuel. For further information on the MHI claims and spent nuclear fuel, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—San Onofre Related Matters" and "—Spent Nuclear Fuel."

•
BRRBA overcollections decreased by $161 million during the first nine months of 2017 primarily due to the refunds of 2016 overcollections related to TAMA, a revenue refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions, and 2015 overcollections resulting from the implementation of the 2015 GRC decision, which was authorized to be refunded to customers over a two year period. The BRRBA tracks the differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers.

•
Net undercollections for ERRA and the new system generation program were $91 million at September 30, 2017 compared to net overcollections of $26 million at December 31, 2016. Net undercollections increased $117 million during the first nine months of 2017 primarily due to a refund of prior year overcollections and an increase in costs due to higher load requirements than forecasted in rates.

2016

•
Higher cash due to an increase in overcollections of $300 million for the public purpose and energy efficiency programs due to higher funding and lower spending for these programs during the first nine months of 2016.

•
ERRA overcollections for fuel and purchased power decreased by $231 million during the first nine months of 2016 primarily due to the implementation of the 2016 ERRA rate decrease in January 2016, partially offset by lower than forecasted power and gas prices experienced in 2016.

•
An increase in cash of approximately $122 million due to a refund from the Department of Energy's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. See "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Spent Nuclear Fuel" for further discussion.

Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($47 million and $33 million in 2017 and 2016, respectively), SCE's payments of decommissioning costs ($170 million and $125 million in 2017 and 2016, respectively) and changes in uncertain tax positions due to the utilization of net operating losses ($(105) million and $(4) million in 2017 and 2016, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Used in Financing Activities
The following table summarizes cash provided by financing activities for the nine months ended September 30, 2017 and 2016. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 12. Preferred and Preference Stock of SCE."

	Nine months ended September 30,
(in millions)	2017	2016
Issuances of first and refunding mortgage bonds, net of premium (discount) and issuance costs	$1,011	$—
Issuance of term loan	300	—
Remarketing of pollution control bonds, net of issuance costs	134	—
Long-term debt matured or repurchased	(781)	(81)
Issuances of preference stock, net of issuance costs	463	294
Redemptions of preference stock	(475)	(125)
Short-term debt (repayments), net of borrowings and discount	(441)	189
Payments of common stock dividends to Edison International	(382)	(510)
Payments of preferred and preference stock dividends	(99)	(97)
Other	(69)	(52)
Net cash used in financing activities	$(339)	$(382)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($2.6 billion and $2.7 billion for the nine months ended September 30, 2017 and 2016, respectively). During the first nine months of 2017 and 2016, SCE had a net redemption of nuclear decommissioning trust investments of $117 million and $159 million, respectively. See "Nuclear Decommissioning Activities" below for further discussion. In addition, during the first nine months of 2017 and 2016, SCE received proceeds of $26 million and $140 million, respectively, for loans on the cash surrender value of life insurance policies. The proceeds were used for general corporate purposes.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2017	2016
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$47	$33
SCE's decommissioning costs	(170)	(125)
Net cash provided by investing activities: Proceeds from sale of investments	3,974	2,075
Purchases of investments	(3,857)	(1,916)
Net cash impact	$(6)	$67
Net cash used in operating activities relate to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($170 million and $125 million in 2017 and 2016, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($164 million and $192 million in 2017 and 2016, respectively). The 2016 net cash impact included reimbursements for 2016 and a portion of 2015, 2014, and 2013 decommissioning costs.

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Nine months ended September 30,
(in millions)	2017	2016
Net cash used in operating activities	$(103)	$(336)
Net cash provided by financing activities	163	280
Net cash used in investing activities	(61)	(34)
Net decrease in cash and cash equivalents	$(1)	$(90)
Net Cash Used in Operating Activities
Net cash used in operating activities was impacted by the following:

•	$103 million cash outflow from operating activities in 2017 compared to $101 million cash outflow in 2016 due to payments and receipts relating to interest and operating costs.

•	$214 million of cash payment made to the Reorganization Trust in September 2016 related to the EME Settlement Agreement.

•
$21 million outflow in June 2016 related to the buy-out of an earn-out provision with the former shareholders of a company acquired by Edison Energy in 2015. See "Results of Operations—Edison International Parent and Other—Income from Continuing Operations" for further information.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Nine months ended September 30,
(in millions)	2017	2016
Dividends paid to Edison International common shareholders	$(530)	$(469)
Dividends received from SCE	382	510
Payment for stock-based compensation, net of receipt from stock option exercises	(129)	(25)
Long-term debt issuance, net of discount and issuance costs	791	397
Long-term debt repayment	(401)	(2)
Short-term debt borrowings, net of (repayments) and discount	40	(129)
Other	10	(2)
Net cash provided by financing activities	$163	$280
Contingencies
SCE has contingencies related to San Onofre Related Matters, Environmental Remediation, Nuclear Insurance, Wildfire Insurance, Spent Nuclear Fuel and other legal matters, which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2016 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."

Commodity Price Risk
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.1 billion at December 31, 2016. During the third quarter of 2017, SCE designated certain derivative contracts as normal purchase and normal sale contracts, which resulted in a reclassification of $914 million from derivative liabilities to other liabilities. These liabilities will be amortized over the remaining contract terms. The fair value of the remaining derivative instruments at September 30, 2017 was $35 million.
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
As of September 30, 2017, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	September 30, 2017
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$38	$—	$38

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2017	2016	2017	2016
Operating revenue	$3,672	$3,767	$9,100	$8,985
Purchased power and fuel	1,783	1,719	3,742	3,576
Operation and maintenance	713	740	2,016	2,090
Depreciation and amortization	524	521	1,535	1,504
Property and other taxes	98	92	284	269
Impairment charges	—	—	22	—
Other operating (income) and expenses	(7)	—	(8)	21
Total operating expenses	3,111	3,072	7,591	7,460
Operating income	561	695	1,509	1,525
Interest and other income	42	32	111	97
Interest expense	(162)	(147)	(473)	(431)
Other expenses	(9)	(9)	(28)	(29)
Income from continuing operations before income taxes	432	571	1,119	1,162
Income tax (benefit) expense	(69)	120	(83)	96
Income from continuing operations	501	451	1,202	1,066
Income from discontinued operations, net of tax	—	—	—	(1)
Net income	501	451	1,202	1,065
Preferred and preference stock dividend requirements of SCE	32	31	94	92
Other noncontrolling interests	(1)	(1)	(2)	(9)
Net income attributable to Edison International common shareholders	$470	$421	$1,110	$982
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$470	$421	$1,110	$983
Income from discontinued operations, net of tax	—	—	—	(1)
Net income attributable to Edison International common shareholders	$470	$421	$1,110	$982
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$1.44	$1.29	$3.41	$3.01
Discontinued operations	—	—	—	—
Total	$1.44	$1.29	$3.41	$3.01
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	328	330	329	330
Continuing operations	$1.43	$1.27	$3.38	$2.98
Discontinued operations	—	—	—	—
Total	$1.43	$1.27	$3.38	$2.98
Dividends declared per common share	$0.5425	$0.4800	$1.6275	$1.4400

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2017	2016	2017	2016
Net income	$501	$451	$1,202	$1,065
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	2	5	5
Other	(2)	—	—	—
Other comprehensive income, net of tax	—	2	5	5
Comprehensive income	501	453	1,207	1,070
Less: Comprehensive income attributable to noncontrolling interests	31	30	92	83
Comprehensive income attributable to Edison International	$470	$423	$1,115	$987

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$117	$96
Receivables, less allowances of $55 and $62 for uncollectible accounts at respective dates	1,105	714
Accrued unbilled revenue	352	370
Inventory	229	239
Prepaid taxes	179	1
Derivative assets	36	73
Regulatory assets	445	350
Other current assets	295	280
Total current assets	2,758	2,123
Nuclear decommissioning trusts	4,415	4,242
Other investments	72	83
Total investments	4,487	4,325
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,173 and $9,000 at respective dates	37,666	36,806
Nonutility property, plant and equipment, less accumulated depreciation of $109 and $99 at respective dates	295	194
Total property, plant and equipment	37,961	37,000
Regulatory assets	8,028	7,455
Other long-term assets	358	416
Total long-term assets	8,386	7,871

Total assets	$53,592	$51,319

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Short-term debt	$908	$1,307
Current portion of long-term debt	583	981
Accounts payable	1,104	1,342
Accrued taxes	90	50
Customer deposits	276	269
Derivative liabilities	3	216
Regulatory liabilities	1,281	756
Other current liabilities	1,164	991
Total current liabilities	5,409	5,912
Long-term debt	11,638	10,175
Deferred income taxes and credits	9,141	8,327
Derivative liabilities	—	941
Pensions and benefits	1,378	1,354
Asset retirement obligations	2,682	2,590
Regulatory liabilities	5,858	5,726
Other deferred credits and other long-term liabilities	2,863	2,102
Total deferred credits and other liabilities	21,922	21,040
Total liabilities	38,969	37,127
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	13	5
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,520	2,505
Accumulated other comprehensive loss	(48)	(53)
Retained earnings	9,944	9,544
Total Edison International's common shareholders' equity	12,416	11,996
Noncontrolling interests – preferred and preference stock of SCE	2,194	2,191
Total equity	14,610	14,187

Total liabilities and equity	$53,592	$51,319

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2017	2016
Cash flows from operating activities:
Net income	$1,202	$1,065
Less: loss from discontinued operations	—	(1)
Income from continuing operations	1,202	1,066
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,591	1,575
Allowance for equity during construction	(65)	(58)
Impairment charges	22	—
Deferred income taxes and investment tax credits	77	114
Other	8	17
Nuclear decommissioning trusts	(117)	(159)
EME settlement payments, net of insurance proceeds	—	(209)
Changes in operating assets and liabilities:
Receivables	(387)	(235)
Inventory	10	(43)
Accounts payable	(11)	151
Prepaid and accrued taxes	(128)	56
Other current assets and liabilities	(17)	(68)
Derivative assets and liabilities	(24)	15
Regulatory assets and liabilities	560	189
Other noncurrent assets and liabilities	(31)	91
Net cash provided by operating activities	2,690	2,502
Cash flows from financing activities:
Long-term debt issued or remarketed, net of premium, discount and issuance costs of $1 and $(3) for respective periods	2,236	397
Long-term debt matured or repurchased	(1,182)	(83)
Preference stock issued, net	463	294
Preference stock redeemed	(475)	(125)
Short-term debt financing, net	(401)	60
Payments for stock-based compensation	(365)	(175)
Receipt from stock option exercises	201	102
Dividends to noncontrolling interests	(100)	(98)
Dividends paid	(530)	(469)
Other	(23)	(5)
Net cash used in financing activities	(176)	(102)
Cash flows from investing activities:
Capital expenditures	(2,660)	(2,773)
Proceeds from sale of nuclear decommissioning trust investments	3,974	2,075
Purchases of nuclear decommissioning trust investments	(3,857)	(1,916)
Life insurance policy loan proceeds	26	140
Other	24	(3)
Net cash used in investing activities	(2,493)	(2,477)
Net increase (decrease) in cash and cash equivalents	21	(77)
Cash and cash equivalents at beginning of period	96	161
Cash and cash equivalents at end of period	$117	$84

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2017	2016	2017	2016
Operating revenue	$3,652	$3,752	$9,061	$8,956
Purchased power and fuel	1,783	1,719	3,742	3,576
Operation and maintenance	681	702	1,918	1,993
Depreciation and amortization	521	519	1,528	1,497
Property and other taxes	97	91	279	268
Other operating income	(8)	—	(8)	—
Total operating expenses	3,074	3,031	7,459	7,334
Operating income	578	721	1,602	1,622
Interest and other income	42	32	111	97
Interest expense	(149)	(137)	(436)	(402)
Other expenses	(9)	(9)	(28)	(26)
Income before income taxes	462	607	1,249	1,291
Income tax (benefit) expense	(35)	141	34	151
Net income	497	466	1,215	1,140
Less: Preferred and preference stock dividend requirements	32	31	94	92
Net income available for common stock	$465	$435	$1,121	$1,048

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2017	2016	2017	2016
Net income	$497	$466	$1,215	$1,140
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	—	1	2	3
Other comprehensive income, net of tax	—	1	2	3
Comprehensive income	$497	$467	$1,217	$1,143

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$61	$39
Receivables, less allowances of $55 and $61 for uncollectible accounts at respective dates	1,087	699
Accrued unbilled revenue	351	369
Inventory	229	239
Prepaid taxes	209	16
Derivative assets	36	73
Regulatory assets	445	350
Other current assets	270	246
Total current assets	2,688	2,031
Nuclear decommissioning trusts	4,415	4,242
Other investments	49	50
Total investments	4,464	4,292
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,173 and $9,000 at respective dates	37,666	36,806
Nonutility property, plant and equipment, less accumulated depreciation of $94 and $89 at respective dates	73	75
Total property, plant and equipment	37,739	36,881
Regulatory assets	8,028	7,455
Other long-term assets	229	232
Total long-term assets	8,257	7,687

Total assets	$53,148	$50,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Short-term debt	$329	$769
Current portion of long-term debt	579	579
Accounts payable	1,100	1,344
Accrued taxes	92	45
Customer deposits	276	269
Derivative liabilities	3	216
Regulatory liabilities	1,281	756
Other current liabilities	1,098	729
Total current liabilities	4,758	4,707
Long-term debt	10,426	9,754
Deferred income taxes and credits	10,966	9,886
Derivative liabilities	—	941
Pensions and benefits	944	896
Asset retirement obligations	2,675	2,586
Regulatory liabilities	5,858	5,726
Other deferred credits and other long-term liabilities	2,528	1,912
Total deferred credits and other liabilities	22,971	21,947
Total liabilities	38,155	36,408
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	668	657
Accumulated other comprehensive loss	(18)	(20)
Retained earnings	9,930	9,433
Total common shareholder's equity	12,748	12,238
Preferred and preference stock	2,245	2,245
Total equity	14,993	14,483
Total liabilities and equity	$53,148	$50,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2017	2016
Cash flows from operating activities:
Net income	$1,215	$1,140
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,581	1,564
Allowance for equity during construction	(65)	(58)
Deferred income taxes and investment tax credits	337	84
Other	—	7
Nuclear decommissioning trusts	(117)	(159)
Changes in operating assets and liabilities:
Receivables	(389)	(256)
Inventory	11	5
Accounts payable	(16)	152
Prepaid and accrued taxes	(146)	111
Other current assets and liabilities	(13)	(44)
Derivative assets and liabilities	(24)	15
Regulatory assets and liabilities	560	189
Other noncurrent assets and liabilities	(141)	88
Net cash provided by operating activities	2,793	2,838
Cash flows from financing activities:
Long-term debt issued or remarketed, net of premium, discount and issuance costs of $10 for the nine months ended September 30, 2017	1,445	—
Long-term debt matured or repurchased	(781)	(81)
Preference stock issued, net	463	294
Preference stock redeemed	(475)	(125)
Short-term debt financing, net	(441)	189
Payments for stock-based compensation	(80)	(121)
Receipt from stock option exercises	45	73
Dividends paid	(481)	(607)
Other	(34)	(4)
Net cash used in financing activities	(339)	(382)
Cash flows from investing activities:
Capital expenditures	(2,596)	(2,747)
Proceeds from sale of nuclear decommissioning trust investments	3,974	2,075
Purchases of nuclear decommissioning trust investments	(3,857)	(1,916)
Life insurance policy loan proceeds	26	140
Other	21	5
Net cash used in investing activities	(2,432)	(2,443)
Net increase in cash and cash equivalents	22	13
Cash and cash equivalents, beginning of period	39	26
Cash and cash equivalents, end of period	$61	$39

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison International is also the parent company of Edison Energy Group, Inc., a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy services, managed portfolio solutions, and distributed solar solutions for commercial and industrial customers. Such business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the operating results for the full year.
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
Cash Equivalents
Cash equivalents includes investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Money market funds	$49	$41	$25	$18
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Book balances reclassified to accounts payable	$85	$138	$85	$136

Goodwill
Edison International assesses goodwill through annual goodwill impairment tests, at the reporting unit level as of October 1st of each year. Edison International updates these tests between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value. In connection with a strategic review of the Edison Energy Group's competitive businesses, Edison International evaluated the recoverability of goodwill and recorded an impairment of SoCore Energy's goodwill totaling $16.5 million ($10 million after-tax) in the second quarter of 2017. As of September 30, 2017, goodwill is comprised of $78 million at the Edison Energy reporting unit and $5 million at the SoCore Energy reporting unit.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2017	2016	2017	2016
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$470	$421	$1,110	$983
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$470	$421	$1,110	$983
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$1.44	$1.29	$3.41	$3.01
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$470	$421	$1,110	$983
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$470	$421	$1,110	$983
Income impact of assumed conversions	—	—	—	—
Income from continuing operations available to common shareholders and assumed conversions	$470	$421	$1,110	$983
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	2	4	3	4
Adjusted weighted average shares – diluted	328	330	329	330
Diluted earnings per share – continuing operations	$1.43	$1.27	$3.38	$2.98
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,365,671 and 42,890 shares of common stock for the three months ended September 30, 2017 and 2016, respectively, and 1,373,736 and 166,057 shares for the nine months ended September 30, 2017 and 2016, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Asset Retirement Obligation
During 2017, SCE recorded revisions to its asset retirement obligation ("ARO") resulting in an increase of $142 million. The revisions resulted from an updated decommissioning cost estimate for Palo Verde and the expected decommissioning of a hydroelectric facility.
New Accounting Guidance
Accounting Guidance Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on revenue recognition and further amended the standard in 2016 and 2017. Under the new standard, revenue is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. This standard will be adopted on January 1, 2018. Edison International and SCE have completed the evaluation of all significant revenue streams. Edison International and SCE do not believe the adoption of this standard will have a material impact on the financial position or results of operations. For the nine months ended September 30, 2017, approximately 95% of total operating revenue arises from SCE's tariff offerings that provide electricity to customers. For such arrangements, revenue from contracts with customers will be equivalent to the electricity supplied and billed in that period (including estimated billings). As such, there will not be a change in the timing or pattern of revenue recognition for such sales. Edison International and SCE are in the process of implementing the system and process changes necessary to comply with this standard's enhanced disclosure requirements. Edison International and SCE plan to disaggregate customer contract revenue between revenue from earnings activities and revenue from cost-recovery activities. Some revenue arrangements, such as alternative revenue programs which include balancing account over- and under-collections, are excluded from the scope of the new standard and, therefore, will be accounted for and presented separately from revenues recognized under the new standard on the Edison International and SCE consolidated financial statements. Edison International and SCE will adopt the standard by using the modified retrospective method by recognizing a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2018. Edison International and SCE do not expect the cumulative effect adjustment to be material.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The amendments require equity investments (excluding those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. It also amends certain disclosure requirements associated with the fair value of financial instruments. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial asset. Edison International and SCE will adopt this guidance effective January 1, 2018. SCE's nuclear decommissioning trust investments contain equity investments that are classified as available-for-sale. Due to regulatory mechanisms, the change in fair value of these investments has no impact on net income and, therefore, the adoption of this standard is not expected to have a material impact on Edison International's and SCE's consolidated financial statements.
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

The FASB also issued accounting standards updates related to the presentation and classification of certain cash receipts and payments in the statement of cash flows, including a change to the amount of cash, cash equivalents, and restricted cash explained when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. These standards are effective January 1, 2018 and require retrospective application. Restricted cash as of September 30, 2017 was $15 million at Edison International and was less than $1 million at SCE.
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
In March 2017, the FASB issued an accounting standards update which amends the current requirements related to the presentation of the components of net periodic benefit cost for an entity's defined benefit pension and other postretirement plans. The adoption of this standard is not expected to have a material impact on Edison International's and SCE's financial position or results of operations, but will result in the separate presentation of service costs as an operating expense and non-service costs within other income and expense and limit the capitalization of benefit costs to the service cost component. During the three and nine months ended September 30, 2017, service costs totaled $45 million and $135 million, respectively, for Edison International and $44 million and $132 million, respectively, for SCE. During the three and nine months ended September 30, 2017, non-service costs were $(14) million and $(32) million, respectively, for Edison International and $(15) million and $(45) million, respectively, for SCE. The new standards update is effective on January 1, 2018. It is required to be applied on a retrospective basis for the presentation of the service cost component and the other components of net benefit cost and on a prospective basis for the capitalization of only the service cost component of net benefit cost.
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the nine months ended September 30, 2017:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$2,191	$14,187
Net income	—	—	1,110	1,110	94	1,204
Other comprehensive income	—	5	—	5	—	5
Common stock dividends declared ($1.6275 per share)	—	—	(530)	(530)	—	(530)
Dividends to noncontrolling interests	—	—	—	—	(94)	(94)
Stock-based compensation	—	—	(165)	(165)	—	(165)
Non-cash stock-based compensation	15	—		15	—	15
Issuance of preference stock	—	—	—	—	463	463
Redemption of preference stock	—	—	(15)	(15)	(460)	(475)
Balance at September 30, 2017	$2,520	$(48)	$9,944	$12,416	$2,194	$14,610

The following table provides Edison International's changes in equity for the nine months ended September 30, 2016:

	Equity Attributable to Common Shareholders					Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings		Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,484	$(56)	$8,940		$11,368	$2,020	$13,388
Net income	—	—	982	[1]	982	92	1,074
Other comprehensive income	—	5	—		5	—	5
Common stock dividends declared ($1.4400 per share)	—	—	(469)		(469)	—	(469)
Dividends to noncontrolling interests	—	—	—		—	(92)	(92)
Stock-based compensation	(1)	—	(30)	[1]	(31)	—	(31)
Non-cash stock-based compensation	18	—	—		18	—	18
Issuance of preference stock	—	—	—		—	294	294
Redemption of preference stock	—	—	(2)		(2)	(123)	(125)
Balance at September 30, 2016	$2,501	$(51)	$9,421		$11,871	$2,191	$14,062

[1]
Edison International adopted an accounting standard related to share-based payments during the fourth quarter of 2016, effective January 1, 2016. See Note 1 for further information. The table above reflects the adoption of this standard on January 1, 2016. Net income and stock-based compensation (as previously reported) were $965 million and $(72) million, respectively, for the nine months ended September 30, 2016.

The following table provides SCE's changes in equity for the nine months ended September 30, 2017:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,168	$657	$(20)	$9,433	$2,245	$14,483
Net income	—	—	—	1,215	—	1,215
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(573)	—	(573)
Dividends declared on preferred and preference stock	—	—	—	(94)	—	(94)
Stock-based compensation	—	—	—	(36)	—	(36)
Non-cash stock-based compensation	—	8	—	—	—	8
Issuance of preference stock	—	(12)	—	—	475	463
Redemption of preference stock	—	15	—	(15)	(475)	(475)
Balance at September 30, 2017	$2,168	$668	$(18)	$9,930	$2,245	$14,993

The following table provides SCE's changes in equity for the nine months ended September 30, 2016:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings		Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,168	$652	$(22)	$8,804		$2,070	$13,672
Net income	—	—	—	1,140	[1]	—	1,140
Other comprehensive income	—	—	3	—		—	3
Dividends declared on common stock	—	—	—	(510)		—	(510)
Dividends declared on preferred and preference stock	—	—	—	(92)		—	(92)
Stock-based compensation	—	—	—	(43)	[1]	—	(43)
Non-cash stock-based compensation	—	8	—	—		—	8
Issuance of preference stock	—	(6)	—	—		300	294
Redemption of preference stock	—	2	—	(2)		(125)	(125)
Balance at September 30, 2016	$2,168	$656	$(19)	$9,297		$2,245	$14,347

[1]
SCE adopted an accounting standard related to share-based payments during the fourth quarter of 2016, effective January 1, 2016. See Note 1 for further information. The table above reflects the adoption of this standard on January 1, 2016. Net income and stock-based compensation (as previously reported) were $1.13 billion and $(49) million, respectively, for the nine months ended September 30, 2016.

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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its California Public Utilities Commission ("CPUC")-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2016 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,858 MW and 4,349 MW at September 30, 2017 and 2016, respectively, and the amounts that SCE paid to these projects were $325 million and $313 million for the three months ended September 30, 2017 and 2016, respectively, and $571 million and $532 million for nine months ended September 30, 2017 and 2016, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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
In July 2017, SCE Trust I redeemed $475 million of trust securities from the public and $10,000 of common stock from SCE. As a result in September 2017, SCE Trust I was terminated. The Trust II, Trust III, Trust IV, and Trust V balance sheets as of September 30, 2017 and December 31, 2016, consisted of investments of $400 million, $275 million, $325 million, and $300 million in the Series G, Series H, Series J, and Series K Preference Stock, respectively, $400 million, $275 million, $325 million, and $300 million of trust securities, respectively, and $10,000 each of common stock. The Trust VI balance sheet as of September 30, 2017 consisted of investments of $475 million in the Series L Preference Stock, $475 million of trust securities, and $10,000 of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended September 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2017
Dividend income	$1	$5	$4	$4	$4	$6
Dividend distributions	1	5	4	4	4	6
2016
Dividend income	$7	$5	$4	$4	$4	*
Dividend distributions	7	5	4	4	4	*

	Nine months ended September 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2017
Dividend income	$14	$15	$12	$13	$12	$6
Dividend distributions	14	15	12	13	12	6
2016
Dividend income	$20	$15	$12	$13	$9	*
Dividend distributions	20	15	12	13	9	*
* Not applicable.

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2017 and December 31, 2016, nonperformance risk was not material for Edison International and SCE.
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
Level 3 – The fair value of SCE's Level 3 assets and liabilities is determined using the income approach through various models and techniques that require significant unobservable inputs. This level includes derivative contracts that trade infrequently such as congestion revenue rights ("CRRs"). Edison International Parent and Other does not have any Level 3 assets and liabilities.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$14	$24	$—	$38
Other	36	—	—	—	36
Nuclear decommissioning trusts:
Stocks[2]	1,655	—	—	—	1,655
Fixed Income[3]	1,057	1,588	—	—	2,645
Short-term investments, primarily cash equivalents	34	109	—	—	143
Subtotal of nuclear decommissioning trusts[4]	2,746	1,697	—	—	4,443
Total assets	2,782	1,711	24	—	4,517
Liabilities at fair value
Derivative contracts	—	1	2	—	3
Total liabilities	—	1	2	—	3
Net assets	$2,782	$1,710	$22	$—	$4,514

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$68	$—	$74
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	1,547	—	—	—	1,547
Fixed Income[3]	865	1,751	—	—	2,616
Short-term investments, primarily cash equivalents	36	170	—	—	206
Subtotal of nuclear decommissioning trusts[4]	2,448	1,921	—	—	4,369
Total assets	2,481	1,927	68	—	4,476
Liabilities at fair value
Derivative contracts	—	—	1,157	—	1,157
Total liabilities	—	—	1,157	—	1,157
Net assets (liabilities)	$2,481	$1,927	$(1,089)	$—	$3,319

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 69% and 70% of SCE's equity investments were located in the United States at September 30, 2017 and December 31, 2016, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $80 million and $79 million at September 30, 2017 and December 31, 2016, respectively.

[4]
Excludes net payables of $28 million and $127 million at September 30, 2017 and December 31, 2016, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $24 million and $23 million at September 30, 2017 and December 31, 2016, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Fair value of net liabilities at beginning of period	$(1,012)	$(1,170)	$(1,089)	$(1,148)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	120	8	54	(14)
Settlements	—	(1)	—	(1)
Contract amendment[2]	—	—	143	—
Normal purchase and normal sale designation[3]	$914	$—	$914	$—
Fair value of net assets (liabilities) at end of period	$22	$(1,163)	$22	$(1,163)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$6	$(57)	$6	$(122)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2 Represents a tolling contract that was amended during the second quarter of 2017, which is no longer accounted for as a derivative as of September 30, 2017.

[3]
During the third quarter of 2017, SCE designated certain derivative contracts as normal purchase and normal sale contracts, which resulted in a reclassification of $914 million from derivative liabilities to other liabilities. These liabilities will be amortized over the remaining contract terms.

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

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
September 30, 2017	$24	$—	Market simulation model and auction prices	Load forecast	3,708 MW - 22,840 MW
				Power prices[1]	$3.65 - $99.58
				Gas prices[2]	$2.51 - $4.87
December 31, 2016	67	—	Market simulation model and auction prices	Load forecast	3,708 MW - 22,840 MW
				Power prices[1]	$3.65 - $99.58
				Gas prices[2]	$2.51 - $4.87
Tolling[3]
December 31, 2016	—	1,154	Option model	Volatility of gas prices	15% - 48% (20%)
				Volatility of power prices	29% - 71% (40%)
				Power prices	$23.40 - $51.24 ($34.70)

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.
3 During the third quarter of 2017, SCE designated certain derivative contracts as normal purchase and normal sale contracts, which resulted in a reclassification of $914 million from derivative liabilities to other liabilities. These liabilities will be amortized over the remaining contract terms.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	September 30, 2017		December 31, 2016
(in millions)	Carrying Value[1]	Fair Value	Carrying Value[1]	Fair Value
SCE	$11,005	$12,554	$10,333	$11,539
Edison International	12,221	13,788	11,156	12,368

[1]	Carrying value is net of debt issuance costs.

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
Note 5.    Debt and Credit Agreements
Long-Term Debt
During the first quarter of 2017, SCE borrowed $300 million under a Term Loan Agreement due July 2018, with a variable interest rate based on the London Interbank Offered Rate plus 65 basis points. The proceeds were used for general corporate purposes.
During the first quarter of 2017, SCE reissued $135 million of 2.625% pollution-control bonds subject to mandatory remarketing in December 2023. The proceeds were used for general corporate purposes.
During the first quarter of 2017 and in September 2017, SCE issued $700 million and $300 million, respectively, of 4.00% first and refunding mortgage bonds due in 2047. The aggregate principal amount of these bonds totaled $1.0 billion and the proceeds from the first quarter issuance were used to repay commercial paper borrowings, to fund SCE's capital program and for general corporate purposes. The proceeds from the September 2017 issuance were used to repay the $300 million Term Loan Agreement discussed above.
During the first quarter of 2017, Edison International issued $400 million of 2.125% senior notes due in 2020. The proceeds were used to repay commercial paper borrowings and for general corporate purposes. In August 2017, Edison International issued $400 million of 2.40% senior notes due in 2022. In September 2017, the proceeds from the August 2017 issuance were used to repay $400 million of Edison International's 3.75% senior notes.
Project Financings
In October 2017, indirect subsidiaries of Edison Energy Group entered into approximately $100 million in non-recourse debt and tax equity financings to support investments in ground mount solar projects. The tax equity investor in these solar projects will receive an initial allocation of 99% of taxable losses and tax credits, followed by 67% of taxable income and losses after the initial period and 15.6% of cash flows until certain conditions are met, including attaining a specified rate of return.  A subsidiary of Edison Energy Group has the option after certain conditions are met to purchase the tax equity investor's interest at the higher of fair value or the after-tax amount necessary to achieve a specified 20-year rate of return.
Credit Agreements and Short-Term Debt
SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively. During the third quarter of 2017, SCE and Edison International Parent extended the maturity date to July 2022. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At September 30, 2017, SCE's outstanding commercial paper, net of discount, was $329 million at a weighted-average interest rate of 1.29%. At September 30, 2017, letters of credit issued under SCE's credit facility aggregated $267 million and are scheduled to expire in twelve months or less. At December 31, 2016, the outstanding commercial paper, net of discount, was $769 million at a weighted-average interest rate of 0.9%.
At September 30, 2017, Edison International Parent's outstanding commercial paper, net of discount, was $573 million at a weighted-average interest rate of 1.37%. At December 31, 2016, the outstanding commercial paper, net of discount, was $538 million at a weighted-average interest rate of 0.97%.

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
Certain power contracts contain master netting agreements or similar agreements, which generally allow counterparties subject to the agreement to offset amounts when certain criteria are met, such as in the event of default. The objective of netting is to reduce credit exposure. Additionally, to reduce SCE's risk exposures counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $2 million and $12 million as of September 30, 2017 and December 31, 2016, respectively, for which SCE has posted $15 million and $12 million collateral at September 30, 2017 and December 31, 2016, respectively, to its counterparties for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2017, SCE would be required to post $15 million of additional collateral of which $13 million is related to outstanding payables that are net of collateral already posted.
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

	September 30, 2017
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal[2]
Commodity derivative contracts
Gross amounts recognized	$37	$2	$39	$4	$—	$4	$35
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$36	$2	$38	$3	$—	$3	$35

	December 31, 2016
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$74	$1	$75	$217	$941	$1,158	$1,083
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$73	$1	$74	$216	$941	$1,157	$1,083

[1]
In addition, at September 30, 2017 and December 31, 2016, SCE had received $1 million and $2 million, respectively, of collateral that is not offset against derivative assets and is reflected in "Other current liabilities" on the consolidated balance sheets.

[2]
During the third quarter of 2017, SCE designated certain derivative contracts as normal purchase and normal sale contracts, which resulted in a reclassification of $914 million from derivative liabilities to other liabilities. These liabilities will be amortized over the remaining contract terms.

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Realized losses	$(3)	$(1)	$(8)	$(53)
Unrealized gains (losses)	116	(2)	37	6
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2017	December 31, 2016
Electricity options, swaps and forwards	GWh	874	1,816
Natural gas options, swaps and forwards	Bcf	137	36
Congestion revenue rights	GWh	74,849	93,319
Tolling arrangements	GWh	—	61,093

Note 7.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Edison International:
Income from continuing operations before income taxes	$432	$571	$1,119	$1,162
Provision for income tax at federal statutory rate of 35%	151	200	392	407
Increase in income tax from:
State tax, net of federal benefit	7	20	23	30
Property-related[1]	(201)	(79)	(396)	(296)
Change related to uncertain tax positions	—	(5)	(17)	(4)
Shared-based compensation[2]	(4)	(2)	(50)	(17)
Other	(22)	(14)	(35)	(24)
Total income tax (benefit) expense from continuing operations	$(69)	$120	$(83)	$96
Effective tax rate	(16.0)%	21.0%	(7.4)%	8.3%
SCE:
Income from continuing operations before income taxes	$462	$607	$1,249	$1,291
Provision for income tax at federal statutory rate of 35%	162	212	437	452
Increase in income tax from:
State tax, net of federal benefit	12	25	34	40
Property-related[1]	(201)	(79)	(396)	(296)
Change related to uncertain tax positions	(1)	(7)	(13)	(9)
Shared-based compensation[2]	(1)	—	(10)	(11)
Other	(6)	(10)	(18)	(25)
Total income tax (benefit) expense from continuing operations	$(35)	$141	$34	$151
Effective tax rate	(7.6)%	23.2%	2.7%	11.7%

[1]
Includes incremental tax benefits related to repair deductions and tax accounting method changes which are required to be flowed back to customers. During the third quarter of 2017, SCE recorded $70 million ($118 million pre-tax) of tax benefits related to tax accounting method changes resulting from the filing of SCE's 2016 tax returns. During the second quarter of 2016, SCE recorded $79 million ($133 million pre-tax) for 2012 – 2014 incremental tax benefits related to repair deductions.

[2]
Includes state taxes for Edison International and SCE of $10 million and $2 million, respectively, for the nine months ended September 30, 2017. Includes state taxes for Edison International and SCE of $3 million and $2 million, respectively, for the nine months ended September 30, 2016. Refer to Note 1 for further information.

The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. Flow-through items reduce current authorized revenue requirements in SCE's rate cases and result in a regulatory asset for recovery of deferred income taxes in future periods. The difference between the authorized amounts as determined in SCE's rate cases, adjusted for balancing and memorandum account activities, and the recorded flow-through items also result in increases or decreases in regulatory assets with a corresponding impact on the effective tax rate to the extent that recorded deferred amounts are expected to be recovered in future rates. For further information, see Note 10.

In March 2017, SCE received the final decision on claims against, and counterclaims of, Mitsubishi Heavy Industries, Inc. and related companies (together, "MHI") from the arbitration tribunal, the International Chamber of Commerce, discussed further in Note 11. San Onofre was permanently shut down on June 7, 2013 as a result of failure of replacement steam generators supplied by MHI. With the resolution of the insurance claim against Nuclear Electric Insurance Limited ("NEIL") in October 2015 and the conclusion of the arbitration proceeding against MHI, a tax abandonment loss of $691 million and $1.13 billion for federal and state income tax purposes, respectively, was claimed in the first six months of 2017, resulting in a flow-through tax benefit of approximately $39 million impacting the effective tax rate. Due to the tax abandonment loss recognized during the first nine months of 2017, Edison International and SCE both expect to report federal and California tax losses in 2017.
Unrecognized Tax Benefits
In the first quarter of 2017, Edison International settled all open tax positions with the Internal Revenue Service ("IRS") for taxable years 2007 through 2012. The following table provides a reconciliation of unrecognized tax benefits for 2017 as a result of the audit settlement:

(in millions)	Edison International	SCE
Balance at January 1, 2017	$471	$371
Tax positions taken during the current year:
Increases	39	39
Tax positions taken during a prior year:
Increases	1	1
Decreases	(5)	(4)
Decreases for settlements during the period	(83)	(78)
Balance at September 30, 2017	$423	$329
Tax Disputes
In the first quarter of 2017, Edison International settled all open tax positions with the IRS for taxable years 2007 through 2012. Edison International has previously made cash deposits to cover the estimated tax and interest liability from this audit cycle and expects a $7 million refund of this deposited amount.
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2014 – 2016 and 2010 – 2016, respectively. Edison International has settled all open tax position with the IRS for taxable years prior to 2013.
Tax years 1994 – 2006 are currently in settlement negotiations with the California Franchise Tax Board. While we expect to resolve these tax years within the next twelve months, the impacts cannot be reasonably estimated until further progress has been made. Tax years 2007 – 2009 are currently under protest with the California Franchise Tax Board.
Note 8.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $100 million during the nine months ended September 30, 2017, which includes contributions of $64 million by SCE. Edison International expects to make contributions of $15 million during the remainder of 2017, which includes $1 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.

Net periodic pension expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Edison International:
Service cost	$36	$39	$108	$117
Interest cost	41	44	123	132
Expected return on plan assets	(53)	(56)	(159)	(168)
Settlement costs[1]	—	—	8	—
Amortization of prior service cost	—	1	2	3
Amortization of net loss[2]	4	9	14	27
Expense under accounting standards	$28	$37	$96	$111
Regulatory adjustment	(3)	(9)	(9)	(27)
Total expense recognized	$25	$28	$87	$84
SCE:
Service cost	$35	$38	$105	$114
Interest cost	37	41	111	123
Expected return on plan assets	(50)	(53)	(150)	(159)
Amortization of prior service cost	—	1	2	3
Amortization of net loss[2]	4	8	12	24
Expense under accounting standards	$26	$35	$80	$105
Regulatory adjustment	(3)	(9)	(9)	(27)
Total expense recognized	$23	$26	$71	$78

[1]
Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. Lump sum payments made in April 2017 to Edison International executives retiring in 2016 from the Executive Retirement Plan exceeded the estimated service and interest costs, resulting in a partial settlement of that plan. A settlement loss of approximately $7.7 million ($4.6 million after-tax) was recorded at Edison International in the second quarter of 2017.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $3 million and $1 million, respectively, for the three months ended September 30, 2017, and $8 million and $4 million, respectively, for the nine months ended September 30, 2017. The amount reclassified for Edison International and SCE was $3 million and $2 million, respectively, for the three months ended September 30, 2016, and $9 million and $5 million, respectively, for the nine months ended September 30, 2016.

Postretirement Benefits Other Than Pensions
Edison International made contributions of $16 million during the nine months ended September 30, 2017 and expects to make contributions of $5 million during the remainder of 2017, substantially all of which are expected to be made by SCE. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits under these plans, with some exceptions, are generally unvested and subject to change. Under the terms of the Edison International Health and Welfare Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP Plan benefits with respect to its employees and former employees. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.

Net periodic PBOP expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Edison International:
Service cost	$9	$10	$27	$30
Interest cost	24	26	72	78
Expected return on plan assets	(27)	(28)	(81)	(84)
Amortization of prior service cost	—	(1)	(2)	(3)
Total expense	$6	$7	$16	$21
SCE:
Service cost	$9	$10	$27	$30
Interest cost	24	26	72	78
Expected return on plan assets	(27)	(28)	(81)	(84)
Amortization of prior service cost	—	(1)	(2)	(3)
Total expense	$6	$7	$16	$21
Note 9.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Stocks	—	$290	$319	$1,655	$1,547
Municipal bonds	2054	612	659	738	766
U.S. government and agency securities	2067	1,220	1,131	1,298	1,191
Corporate bonds	2057	545	600	609	659
Short-term investments and receivables/payables[1]	One-year	111	75	115	79
Total		$2,778	$2,784	$4,415	$4,242

[1]
Short-term investments include $114 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by January 4, 2017 as of December 31, 2016. No repurchase agreements were held as of September 30, 2017.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.6 billion and $1.5 billion at September 30, 2017 and December 31, 2016, respectively.

The following table sets forth a summary of changes in the fair value of the trust:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Balance at beginning of period	$4,381	$4,344	$4,242	$4,331
Gross realized gains	22	18	134	61
Gross realized losses	(3)	(1)	(19)	(5)
Unrealized gains, net of losses	65	32	179	153
Other-than-temporary impairments	(2)	(2)	(6)	(10)
Interest and dividends	28	28	87	88
Income taxes	(9)	(5)	(35)	(47)
Decommissioning disbursements	(65)	(38)	(164)	(192)
Administrative expenses and other	(2)	—	(3)	(3)
Balance at end of period	$4,415	$4,376	$4,415	$4,376
Trust assets are used to pay income taxes. Deferred tax liabilities related to net unrealized gains at September 30, 2017 were $402 million. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion at September 30, 2017. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts.
Note 10.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2017	December 31, 2016
Current:
Regulatory balancing accounts	$216	$135
Energy derivatives and other power contracts	203	150
Unamortized investments, net of accumulated amortization	12	49
Other	14	16
Total current	445	350
Long-term:
Deferred income taxes, net of liabilities	5,211	4,478
Pensions and other postretirement benefits	712	710
Energy derivatives and other power contracts	839	947
Unamortized investments, net of accumulated amortization	105	80
San Onofre	730	857
Unamortized loss on reacquired debt	172	184
Regulatory balancing accounts	86	66
Environmental remediation	124	126
Other	49	7
Total long-term	8,028	7,455
Total regulatory assets	$8,473	$7,805

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2017	December 31, 2016
Current:
Regulatory balancing accounts	$1,188	$736
San Onofre MHI arbitration award[1]	47	—
Other	46	20
Total current	1,281	756
Long-term:
Costs of removal	2,736	2,847
Recoveries in excess of ARO liabilities[2]	1,719	1,639
Regulatory balancing accounts	1,344	1,180
Other	59	60
Total long-term	5,858	5,726
Total regulatory liabilities	$7,139	$6,482

[1]	Represents SCE's net recovery from claims against MHI. See Note 11 for further discussion.

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

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	September 30, 2017	December 31, 2016
Asset (liability)
Energy resource recovery account	$190	$(20)
New system generation balancing account	(99)	(6)
Public purpose programs and energy efficiency programs	(1,178)	(992)
Tax accounting memorandum account and pole loading balancing account	(461)	(142)
Base rate recovery balancing account	(265)	(426)
Department of Energy litigation memorandum account	(156)	(122)
Greenhouse gas auction revenue	(63)	31
FERC balancing accounts	(209)	(69)
Other	11	31
Liability	$(2,230)	$(1,715)
The tax accounting memorandum account (TAMA) provides that tax benefits or costs associated with certain events be tracked and adjusted annually in rates, including tax accounting method changes, changes in tax laws and regulations impacting depreciation or tax repair deductions, forecasted and actual differences in tax repair deductions, and the impact, if any, of a private letter ruling related to compliance with normalization regulations of the IRS. During the third quarter of 2017, SCE recorded $118 million of tax benefits related to tax accounting method changes resulting from the filing of SCE's 2016 tax returns in October 2017.

Note 11.    Commitments and Contingencies
Third-Party Power Purchase Agreements
During the first nine months of 2017, SCE had existing PPAs that met the critical contract provisions (including completion of major milestones for construction). SCE's net additional commitments for power purchase agreements are estimated to be: $27 million in 2018, $72 million in 2019, $62 million in 2020, $20 million in 2021, and $1.2 billion for the remaining period thereafter. For further information, see Note 11 in the 2016 Form 10-K.
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
San Onofre CPUC Proceedings
In November 2014, the CPUC unanimously approved the Settlement Agreement by and among SCE, The Utility Reform Network, the CPUC's Office of Ratepayer Advocates and San Diego Gas & Electric ("SDG&E"), which was later joined by the Coalition of California Utility Employees and Friends of the Earth, dated November 20, 2014 (the "San Onofre OII Settlement Agreement"), which resolved the CPUC's investigation regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre. Subsequently, the San Onofre Order Instituting Investigation ("OII") proceeding record was reopened by a joint ruling of the Assigned Commissioner and the Assigned administrative law judge ("ALJ") to consider whether, in light of SCE not reporting certain ex parte communications on a timely basis, the San Onofre OII Settlement Agreement remained reasonable, consistent with the law, and in the public interest, which is the standard the CPUC applies in reviewing settlements submitted for approval. In comments filed with the CPUC in July 2016, SCE asserted that the San Onofre OII Settlement Agreement continues to meet this standard and therefore should not be disturbed.
In a December 2016 joint ruling, the Assigned Commissioner and the Assigned ALJ expressed concerns about the extent to which the failure to timely report ex parte communications had impacted the settlement negotiations and directed SCE and SDG&E to meet and confer with the other parties in the San Onofre OII to consider changing the terms of the San Onofre OII Settlement Agreement. In March 2017, SCE and the parties participating in the meet-and-confer process initiated a mediation of the issues identified in the December 2016 joint ruling. On August 15, 2017, SCE notified the CPUC that the parties in the San Onofre OII Settlement Agreement were unable to reach agreement on possible changes to the settlement unanimously approved by the CPUC in 2014. In connection with the termination of the meet-and-confer process, SCE asked the CPUC to affirm that the San Onofre OII Settlement Agreement is fair, reasonable and in the public interest. A number of the parties to the San Onofre OII, however, have requested that the CPUC either modify the San Onofre OII Settlement Agreement or vacate its previous approval of the settlement and reinstate the San Onofre OII for further proceedings. Several of the parties to the meet-and-confer process petitioned the CPUC on a broad range of litigation positions, certain of which included substantial additional disallowances.
On October 10, 2017, the Assigned Commissioner and ALJ issued a Ruling ordering additional process to resolve the San Onofre OII. The Ruling did not set aside nor confirm the San Onofre OII Settlement Agreement but stated that the CPUC required an additional record to address the appropriate cost allocation for the premature shutdown of San Onofre Units 2 and 3, in the event the CPUC decides that the settlement does not meet the CPUC's standards for approval of settlements. The Ruling sets an expedited schedule with a status conference on November 7, 2017 and hearings tentatively scheduled to end in March 2018. The CPUC has not announced the expected timing for a decision.
SCE has recorded a regulatory asset of $730 million at September 30, 2017 to reflect the expected recoveries under the San Onofre OII Settlement Agreement. Management assesses at the end of each reporting period whether regulatory assets are probable of future recovery. SCE assessed the San Onofre regulatory asset at September 30, 2017 and continues to conclude that the asset is probable, though not certain, of recovery based on SCE's knowledge of facts and judgment in applying the relevant regulatory principles to the issue. Such judgment is subject to uncertainty, and regulatory principles and precedents are not necessarily binding and are subject to interpretation.
Additional Challenges related to the Settlement of San Onofre CPUC Proceedings
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. In light of the San Onofre OII meet-and-confer sessions, the Ninth Circuit cancelled the hearing that had been scheduled for February 9, 2017 and ordered the parties to notify the Ninth Circuit of the status of the San Onofre OII by May 1, 2017 and periodically thereafter. In October 2017, the Ninth Circuit scheduled a hearing for February 13, 2018 and directed the parties to file a status report on January 30, 2018.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its then Chief Financial Officer. The complaint was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The initial complaint purported to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015 (the "Class Period"). In September 2016, the federal court granted defendants' motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff filed an amended complaint, which the federal court dismissed again with an opportunity for the plaintiff to amend the complaint. Plaintiff filed a third amended complaint in May 2017, which extends the Class Period to August 10, 2015. Defendants filed a motion to dismiss the third amended complaint in June 2017, and are awaiting a ruling.
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
In November 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act. The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII. In July 2016, the federal court granted the defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed an amended complaint in July 2016, that dismissed Edison International as a named defendant and the remaining defendants filed a motion to dismiss in August 2016. These defendants' motion was heard by the court in November 2016. In June 2017, the federal court again granted defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed an amended complaint in early July 2017. Defendants have filed motion to dismiss the amended complaint, which was heard by the court in October 2017, and are awaiting a ruling.
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
At September 30, 2017, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites with a liability balance at September 30, 2017, in which the upper end of the range of the costs is at least $1 million) was $125 million, including $74 million related to San Onofre. In addition to these sites, SCE also has 17 immaterial sites with a liability balance as of September 30, 2017, for which the total minimum recorded liability was $4 million. Of the $129 million total environmental remediation liability for SCE, $123 million has been recorded as a regulatory asset. SCE expects to recover $46 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $77 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $151 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $5 million to $17 million. Costs incurred for the nine months ended September 30, 2017 and 2016 were $6 million and $3 million, respectively.
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
Wildfire Insurance
Severe wildfires in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of utility practices and/or the failure of electric and other utility equipment. Invoking a California Court of Appeal decision, plaintiffs pursuing these claims have relied on the doctrine of inverse condemnation, which can impose strict liability (including liability for a claimant's attorneys' fees) for property damage. Drought and other severe weather conditions in California have also increased the duration of the wildfire season and the risk of severe wildfire events. SCE has approximately $1 billion of insurance coverage for wildfire liabilities for the period ending on May 31, 2018. SCE has a self-insured retention of $10 million per wildfire occurrence. Various coverage limitations within the policies that make up this insurance coverage could result in additional self-insured costs in the event of multiple wildfire occurrences during the policy period. SCE or its vegetation management contractors may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of insurance coverage. In the event of fire-related losses involving utility practices and/or the failure of electric and other utility equipment, SCE may be unable to recover self-insured retention or losses in excess of insurance coverage from customers.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million, including reimbursement for legal costs (SCE share $124 million) to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. The settlement also provides for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE will submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process will make additional legal action to recover damages incurred in 2014 – 2016 unnecessary. The first such claim covering damages for 2014 – 2015 was filed on September 30, 2016 for approximately $56 million. In February 2017, the DOE reviewed the 2014 – 2015 claim submission and reduced the original request to approximately $43 million (SCE share was approximately $34 million) primarily due to DOE allocation limits. SCE accepted the DOE's determination, and the government paid the

2014 – 2015 claim under the terms of the settlement. In October 2017, SCE filed a claim covering damages for 2016 for approximately $59 million. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
In August 2017, SCE settled a dispute brought by Citizens Oversight and an individual that sought to overturn the California Coastal Commission's approval of a coastal development permit granted in October 2015 for the expansion of San Onofre ISFSI (a dry cask storage facility for the long-term, on-site storage of nuclear fuel). The plaintiffs primarily alleged that the California Coastal Commission did not adequately consider alternative, offsite locations for the ISFSI. The parties' settlement permits the current ISFSI project to proceed while steps are taken to identify the potential for moving the fuel offsite in the future. In the settlement, SCE agreed to use "commercially reasonable efforts" to relocate San Onofre fuel to an offsite storage facility, agreeing to spend up to $4 million, which will be funded by the nuclear decommissioning trust, principally for retaining experts and preparing spent nuclear fuel transportation and strategic plans applicable to a potential relocation of the fuel.
SCE Collective Bargaining Agreement
Approximately 3,900 of SCE's full-time employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). SCE and IBEW recently negotiated, and among other things, IBEW ratified, 3% per year wage increases covering calendar years 2018 and 2019. The wage increases are effective as of October 2, 2017. The IBEW collective bargaining agreements expire on December 31, 2019.
Note 12.    Preferred and Preference Stock of SCE
During the second quarter of 2017, SCE issued $475 million of 5.00% Series L preference stock (190,004 shares; cumulative, $2,500 liquidation value) to SCE Trust VI, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series L preference stock may be redeemed at a premium, in whole, but not in part, at any time prior to June 26, 2022 if certain changes in tax or investment company law or interpretation or applicable rating agency equity credit criteria occur and certain other conditions are satisfied. On or after June 26, 2022, SCE may redeem the Series L shares at par, in whole or in part. The shares are not subject to mandatory redemption. In July 2017, the proceeds were used to redeem $475 million of SCE's Series F Preference Stock.
Note 13.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$(48)	$(53)	$(53)	$(56)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	5	5
Other	(2)	—	—	—
Change	—	2	5	5
Ending Balance	$(48)	$(51)	$(48)	$(51)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 8 for additional information.

SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Beginning balance	$(18)	$(20)	$(20)	$(22)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	—	1	2	3
Change	—	1	2	3
Ending Balance	$(18)	$(19)	$(18)	$(19)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 8 for additional information.
Note 14.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2017	2016	2017	2016
SCE interest and other income:
Equity allowance for funds used during construction	$24	$16	$65	$58
Increase in cash surrender value of life insurance policies and life insurance benefits	12	12	34	29
Interest income	3	1	5	4
Other	3	3	7	6
Total SCE interest and other income	42	32	111	97
Other income of Edison International Parent and Other	—	—	—	—
Total Edison International interest and other income	$42	$32	$111	$97
SCE other expenses:
Civic, political and related activities and donations	$6	$6	$17	$19
Other	3	3	11	7
Total SCE other expenses	9	9	28	26
Other expenses of Edison International Parent and Other	—	—	—	3
Total Edison International other expenses	$9	$9	$28	$29
Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2017	2016	2017	2016
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$453	$417	$421	$408
Tax payments, net of refunds	13	12	20	35
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$177	$156	$191	$—
Preferred and preference stock	1	1	1	1
SCE's accrued capital expenditures at September 30, 2017 and 2016 were $319 million and $268 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2017. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2016 Form 10-K.
LEGAL PROCEEDINGS
None.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the third quarter of 2017.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	109,698	$78.41	—	—
August 1, 2017 to August 31, 2017	367,285	$80.16	—	—
September 1, 2017 to September 30, 2017	209,997	$79.12	—	—
Total	686,980	$79.56	—	—

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

Purchases of Equity Securities by SCE and Affiliated Purchasers
The following table contains information about all purchases of SCE Series F Preference Stock made by or on behalf of SCE in the third quarter of 2017.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	190,004	$2,513.00	190,004	—
August 1, 2017 to August 31, 2017	—	—	—	—
September 1, 2017 to September 30, 2017	—	$—	—	—
Total	190,004	$2,513.00	190,004	—

[1]
On July 19, 2017, SCE repurchased 190,004 shares of the Series F Preference Shares, at $2,513 (liquidation value and accrued dividends) per share. The redemption of SCE's Series F Preference Stock was announced via an SCE press release on June 19, 2017.

EXHIBITS

Exhibit Number	Description

10.1**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 24, 2017

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2017, filed on October 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2017, filed on October 30, 2017, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________
** Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	October 30, 2017	Date:	October 30, 2017