Form 10-K
period 2017-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2018-02-22
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue (P.O. Box 976) Rosemead, California 91770 (Address of principal executive offices)	2244 Walnut Grove Avenue (P.O. Box 800) Rosemead, California 91770 (Address of principal executive offices)
(626) 302-2222 (Registrant's telephone number, including area code)	(626) 302-1212 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Edison International: Common Stock, no par value	NYSE LLC
Southern California Edison Company: Cumulative Preferred Stock	NYSE American LLC
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
Edison International        Yes ☐ No ☑    Southern California Edison Company        Yes ☐ No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2017, the last business day of the most recently completed second fiscal quarter:
Edison International    Approximately $25.5 billion    Southern California Edison Company    Wholly owned by Edison International

Common Stock outstanding as of February 20, 2018:
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

v

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
bonus depreciation	Current federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Cal Fire	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
DOE	U.S. Department of Energy
DERs	distributed energy resources
DRP	Distributed Resources Plan
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group
Edison Energy Group, Inc., the holding company for subsidiaries engaged in competitive businesses focused on providing energy services, including distributed generation and/or storage, to commercial and industrial customers

EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
ERRA	Energy Resource Recovery Account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement to be filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting to be held on April 26, 2018
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc. and related companies
MW	megawatts
MWdc	megawatts measured for solar projects representing the accumulated peak capacity of all the solar modules
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NOL	net operating loss
NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates

OII	Order Instituting Investigation
OII Parties
SCE, SDG&E, The Alliance for Nuclear Responsibility, The California Large Energy Consumers Association, California State University, Citizens Oversight dba Coalition to Decommission San Onofre, the Coalition of California Utility Employees, the Direct Access Customer Coalition, Ruth Henricks, ORA, TURN, and Women's Energy Matters, all of whom are parties to the Revised San Onofre Settlement Agreement

Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
Prior San Onofre Settlement Agreement	San Onofre OII Settlement Agreement by and among TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014
ROE	return on common equity
Revised San Onofre Settlement Agreement	Revised San Onofre OII Settlement Agreement among OII Parties, dated January 30, 2018
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a subsidiary of Edison Energy Group that provides solar energy and energy storage solutions
TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•
ability of SCE to recover its costs in a timely manner from its customers through regulated rates, including costs related to San Onofre, uninsured wildfire-related liabilities, and spending on grid modernization;

•
ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related exposure, and to recover the costs of such insurance or, in the absence of insurance, the ability to recover uninsured losses;

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including determinations of authorized rates of return or return on equity, the 2018 GRC, the recoverability of wildfire-related costs, and delays in regulatory actions;

•	ability of Edison International or SCE to borrow funds and access the capital markets on reasonable terms;

•	risks associated with the decommissioning of San Onofre, including those related to public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, and cost overruns;

•	extreme weather-related incidents and other natural disasters, including earthquakes and events caused, or exacerbated, by climate change, such as wildfires;

•	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure due to CCAs;

•
risks inherent in SCE's transmission and distribution infrastructure investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, power curtailment costs (payments due under power contracts in the event there is insufficient transmission to enable acceptance of power delivery), changes in the CAISO's transmission plans, and governmental approvals;

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

•	ability of Edison International to develop competitive businesses, manage new business risks, and recover and earn a return on its investment in newly developed or acquired businesses;

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

•
governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Council, and similar regulatory bodies in adjoining regions;

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

•	disruption of natural gas supply due to unavailability of storage facilities, which could lead to electricity service interruptions.
See "Risk Factors" in this report for additional information on risks and uncertainties that could cause results to differ from those currently expected or that otherwise could impact Edison International, SCE or their subsidiaries.
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report. Readers are urged to read this entire report, including information incorporated by reference, and carefully consider the risk, uncertainties and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE provide direct links to certain SCE regulatory filings with the CPUC and the FERC and certain agency rulings and notices in open proceedings at www.edisoninvestor.com (SCE Regulatory Highlights) so that such filings are available to all investors. Edison International and SCE also routinely post or provide direct links to presentations, documents and other information that may be of interest to investors at www.edisoninvestor.com (Events and Presentations) in order to publicly disseminate such information.
Except when otherwise stated, references to each of Edison International, SCE, Edison Mission Group, Inc., Edison Energy Group, EME or Edison Capital mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated competitive subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE and Edison Energy Group. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy services, managed portfolio solutions, and distributed solar solutions to commercial and industrial customers. Edison Energy Group's business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all of the information contained in this annual report relates to both filers.

(in millions)	2017	2016	2017 vs 2016 Change	2015
Net income (loss) attributable to Edison International
Continuing operations
SCE	$1,012	$1,376	$(364)	$998
Edison International Parent and Other	(447)	(77)	(370)	(13)
Discontinued operations	—	12	(12)	35
Edison International	565	1,311	(746)	1,020
Less: Non-core items
SCE
Write-down, impairment and other charges	(448)	—	(448)	(382)
NEIL insurance recoveries	—	—	—	12
Re-measurement of deferred taxes	(33)	—	(33)	—
Edison International Parent and Other
Re-measurement of deferred taxes	(433)	—	(433)	—
Edison Capital sale of affordable housing portfolio	—	—	—	10
Income from allocation of losses to tax equity investor	13	5	8	9
Discontinued operations	—	12	(12)	35
Total non-core items	(901)	17	(918)	(316)
Core earnings (losses)
SCE	1,493	1,376	117	1,368
Edison International Parent and Other	(27)	(82)	55	(32)
Edison International	$1,466	$1,294	$172	$1,336
Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings internally for financial planning and analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the HLBV accounting method and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other gains and losses related to certain tax, regulatory or legal settlements or proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing.
Edison International's 2017 earnings decreased $746 million, driven by a decrease in SCE's earnings of $364 million and a decrease in Edison International Parent and Other earnings of $370 million and lower income from discontinued operations. SCE's lower net income consisted of $481 million of higher non-core losses, mainly the result of the Revised San Onofre

Settlement Agreement, and $117 million of higher core earnings. The increase in core earnings was due to an increase in revenue from the escalation mechanism set forth in the 2015 GRC decision and lower operation and maintenance expenses, partially offset by higher net financing costs.
Edison International Parent and Other losses from continuing operations for 2017 consisted of $55 million of lower core losses and $425 million of higher non-core losses. The decrease in core losses in 2017 was due to higher income tax benefits related to stock option exercises, net operating loss carrybacks from the filing of the 2016 tax returns in 2017, the 2017 settlement of federal income tax audits for 2007 – 2012 and higher Edison Energy Group operating revenue.
Consolidated non-core items for 2017, 2016 and 2015 for Edison International included:

•
Impairment and other charges of $716 million ($448 million after-tax) in 2017 related to the Revised San Onofre Settlement Agreement. For further information, see "—Permanent Retirement of San Onofre" below.

•
Charges of $433 million in 2017 for Edison International Parent and Other and $33 million for SCE from the re-measurement of deferred taxes as a result of the Tax Cuts and Jobs Act ("Tax Reform"). For further information see "— Tax Reform" below.

•
Income of $21 million ($13 million after-tax), $9 million ($5 million after-tax) and $16 million ($9 million after-tax) for 2017, 2016 and 2015, respectively, related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method. Edison International core earnings reflected the operating results of the solar projects, related financings and the priority return to the tax equity investor. The losses allocated to the tax equity investor under HLBV accounting method results in income allocated to subsidiaries of Edison International, neither of which is due to the operating performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

•
Income from discontinued operations was $1 million ($12 million after-tax) and $15 million ($35 million after-tax) for 2016 and 2015, respectively, which was primarily related to the resolution of tax issues related to EME. The discontinued operations from 2015 also reflects proceeds from insurance recoveries related to EME. See "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for further information.

•
Tax expense of $382 million in 2015 related to the write-down of regulatory assets previously recorded for recovery of deferred income taxes from 2012 – 2014 incremental tax repair deductions resulting from the 2015 GRC decision.

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

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.
Southern California Wildfires
In December 2017, several wind-driven wildfires (the "December 2017 Wildfires") impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to the most recent California Department of Forestry and Fire Protection ("Cal Fire") incident information reports, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in two fatalities. During 2017, SCE incurred approximately $35 million of capital expenditures related to restoration of service resulting from the December 2017 Wildfires.
The causes of the December 2017 Wildfires are being investigated by Cal Fire and other fire agencies. SCE believes the investigations include the possible role of SCE's facilities. SCE expects that one or more of the fire agencies will ultimately issue reports concerning the origins and causes of the December 2017 Wildfires but cannot predict when these reports will be released or if any findings will be issued before the investigations are completed.

Any potential liability of SCE for December 2017 Wildfire-related damages will depend on a number of factors, including whether SCE is determined to have substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. Certain California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property losses resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in December 2017, the CPUC issued a decision denying the investor-owned utility's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that the investor-owned utility did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires.
In addition to liability for property damages, when inverse condemnation is found to be applicable to a utility, the utility may be held liable, without regard to fault, for associated interest and attorney's fees (collectively, "Property Losses"). If inverse condemnation is held to be inapplicable to SCE in connection with the December 2017 Wildfires, SCE could still be held liable for Property Losses if those losses were found to have been proximately caused by SCE’s negligence. If SCE was found negligent, SCE also could be held liable for fire suppression costs, business interruption losses, evacuation costs, medical expenses and personal injury/wrongful death claims. These potential liabilities, in the aggregate, could be substantial. Additionally, SCE could potentially be subject to fines for alleged violations of CPUC rules and laws in connection with the December 2017 Wildfires.
SCE is aware of multiple lawsuits filed related to the December 2017 Wildfires naming SCE as a defendant. One of these lawsuits also named Edison International as a defendant. At least four of these lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utility and health and safety codes. SCE expects to be the subject of additional lawsuits related to the December 2017 Wildfires. The litigation could take a number of years to be resolved because of the complexity of the matters and the time needed to complete the ongoing investigations.
Given the preliminary stages of the investigations and the uncertainty as to the causes of the December 2017 Wildfires, and the extent and magnitude of potential damages, Edison International and SCE are currently unable to reasonably estimate whether SCE will incur material losses and, if so, the range of possible losses that could be incurred.
SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence, for wildfire-related claims for the period ending on May 31, 2018. SCE also has approximately $300 million of additional insurance coverage for wildfire-related occurrences for the period from December 31, 2017 to December 31, 2018, which may be used in addition to the $1 billion in wildfire insurance for wildfire events occurring on or after December 31, 2017 and on or before May 31, 2018, and would be available for new wildfire events, if any, occurring after May 31, 2018 and on or before December 30, 2018. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period. SCE also has other general liability insurance coverage of approximately $450 million but it is uncertain whether these other policies would apply to liabilities alleged to be related to wildfires. Should responsibility for damages be attributed to SCE for a significant portion of the losses related to the December 2017 Wildfires, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover its uninsured damages through customer rates if, for example, the CPUC finds that the damages were incurred because SCE was not a prudent manager of its facilities. The CPUC's SED is conducting an investigation to assess the compliance of SCE's facilities with applicable rules and regulations in areas impacted by the December 2017 Wildfires.
Edison International and SCE are pursuing legislative, regulatory and legal solutions to the application of a strict liability standard to wildfire-related damages without the ability to recover resulting costs from customers. Edison International and SCE cannot predict whether or when a solution mitigating the significant risk faced by a California investor-owned utility related to wildfires will be achieved.

Montecito Mudslides
In January 2018, torrential rains in Santa Barbara County produced mudslides and flooding in Montecito and surrounding areas (the "Montecito Mudslides"). According to Santa Barbara County, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in at least 21 fatalities, with two additional fatalities presumed.
Six of the lawsuits mentioned above allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. SCE expects that additional lawsuits related to the Montecito Mudslides will be filed.
As noted above, the cause of the Thomas Fire has not been determined. In the event that SCE is determined to have liability for damages caused by the Thomas Fire, SCE cannot predict whether the courts will conclude that the Montecito Mudslides were caused by the Thomas Fire or that SCE is responsible or liable for damages caused by the Montecito Mudslides. As a result, Edison International and SCE are currently unable to reasonably estimate whether SCE will incur material losses and, if so, the range of possible losses that could be incurred. If it is determined that the Montecito Mudslides were caused by the Thomas Fire and that SCE is responsible or liable for damages caused by the Montecito Mudslides, then SCE's insurance coverage for such losses may be limited to its wildfire insurance. Additionally, if SCE is determined to be liable for a significant portion of costs associated with the Montecito Mudslides, SCE's insurance may not be sufficient to cover all such damages and SCE may be unable to recover any uninsured losses.
If it is ultimately determined that SCE is legally responsible for losses caused by the Montecito Mudslides, SCE could be held liable for resulting Property Losses if inverse condemnation is found applicable. If SCE is determined to have been negligent, in addition to Property Losses, SCE could be liable for business interruption losses, evacuation costs, clean-up costs, medical expenses and personal injury/wrongful death claims associated with the Montecito Mudslides. These liabilities, in the aggregate, could be substantial. SCE cannot predict whether it will be subjected to regulatory fines related to the Montecito Mudslides.
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
San Onofre CPUC Proceedings
In November 2014, the CPUC approved the Prior San Onofre Settlement Agreement, which, at the time, resolved the CPUC's investigation regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre. Subsequently, the San Onofre OII proceeding record was reopened by a joint ruling of the Assigned Commissioner and the Assigned ALJ to consider whether, in light of the Company not reporting certain ex parte communications on a timely basis, the Prior San Onofre Settlement Agreement remained reasonable, consistent with the law and in the public interest, which is the standard the CPUC applies in reviewing settlements submitted for approval.
Entry into Revised Settlement and Utility Shareholder Agreements
On January 30, 2018, the OII Parties entered into a Revised San Onofre Settlement Agreement in the San Onofre OII proceeding. If approved by the CPUC, the Revised San Onofre Settlement Agreement will resolve all issues under consideration in the San Onofre OII and will modify the Prior San Onofre Settlement Agreement. If approved by the CPUC, the Revised San Onofre Settlement Agreement will also result in the dismissal of a federal lawsuit currently pending in the 9th Circuit Court of Appeals challenging the CPUC’s authority to permit rate recovery of San Onofre costs. The Revised San Onofre Settlement Agreement was the result of multiple mediation sessions in 2017 and January 2018 and was signed on January 30, 2018 following a settlement conference in the OII, as required under CPUC rules.
Implementation of the terms of the Revised San Onofre Settlement Agreement is subject to the approval of the CPUC, as to which there is no assurance. The OII Parties have agreed to exercise their best efforts to obtain CPUC approval, but there can be no certainty of when or what the CPUC will actually decide.
On February 6, 2018, the San Onofre OII Assigned Commissioner and Assigned ALJ issued a joint ruling advising the parties, among other things, that (i) the CPUC will need additional information and that the parties should be prepared to submit joint testimony in support of the Revised San Onofre Settlement Agreement on March 26, 2018; (ii) there will be public participation hearings and at least one additional status conference; and (iii) another ruling will be issued with further direction.
Disallowances, Refunds and Recoveries
If the Revised San Onofre Settlement Agreement is approved by the CPUC, the Utilities will cease rate recovery of San Onofre costs as of the date their combined remaining San Onofre regulatory assets equal $775 million (the "Cessation Date"). SCE has previously requested the CPUC to authorize SCE to reduce the San Onofre regulatory asset by applying $72 million of proceeds received from litigation with the DOE related to DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. If that request is approved by the CPUC, the Cessation Date is estimated to be December 19, 2017. If that request is not approved by the CPUC, the Cessation Date is estimated to be April 21, 2018. The Utilities will refund to customers San Onofre-related amounts recovered in rates after the Cessation Date. SCE will retain amounts collected under the Prior San Onofre Settlement Agreement before the Cessation Date. SCE also will retain $47 million of proceeds received in 2017 from arbitration with MHI over MHI's delivery of faulty steam generators. In the Revised San Onofre Settlement Agreement, SCE retains the right to sell its stock of nuclear fuel and not share such proceeds with customers, as was provided in the Prior San Onofre Settlement Agreement. SCE intends to sell its nuclear fuel inventory as market conditions warrant. Sales of nuclear fuel may be significant and will be accounted for as non-core gains when sales are executed.
Under the Prior San Onofre Settlement Agreement, the Utilities agreed to fund $25 million for a Research, Development and Demonstration program that is intended to develop technologies and methodologies to reduce greenhouse gas emissions ("GHG Reduction Program"). The Utilities' funding obligation is reduced to $12.5 million under the Revised San Onofre Settlement Agreement.
If approved by the CPUC, the Revised San Onofre Settlement Agreement will also provide certain exclusions from the determination of SCE's ratemaking capital structure. Notwithstanding that SCE will no longer recover its San Onofre regulatory asset, the debt borrowed to finance the regulatory asset will continue to be excluded from SCE's ratemaking capital structure. Additionally, SCE may exclude the after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure.
Accounting and Financial Impacts
Under the Prior San Onofre Settlement Agreement, GAAP required that previously incurred costs related to San Onofre Units 2 & 3 be reflected as a regulatory asset to the extent that management concluded the costs were probable of recovery through future rates. GAAP also requires that amounts collected that are probable of refund to customers be recorded as regulatory liabilities. In the fourth quarter of 2017, regulatory assets and liabilities were adjusted based on the probable approval of the Revised San Onofre Settlement Agreement.
In connection with the Revised San Onofre Settlement Agreement, and in exchange for the release of certain San Onofre-related claims, the Utilities entered into an agreement ("Utility Shareholder Agreement") in which SCE has agreed to pay SDG&E the amounts SDG&E would have received in rates under the Prior San Onofre Settlement Agreement but will not receive upon implementation of the Revised San Onofre Settlement Agreement. As of December 19, 2017, SDG&E's regulatory asset was approximately $151 million. In the fourth quarter of 2017, SCE recorded an accrued liability of $143 million for the estimated present value of this obligation. The following table summarizes the financial impact of the Revised San Onofre Settlement Agreement and the Utility Shareholder Agreement:

(in millions)
San Onofre base regulatory asset	$696
DOE litigation regulatory liability	(72)
MHI Arbitration regulatory liability	(47)
GHG Reduction Program	(10)
Other	6
Present value of Utility Shareholder Agreement	143
Total pre-tax charge	$716
Total after-tax charge	$448

Tax Reform
On December 22, 2017, Tax Reform was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 35% to 21% and is generally effective beginning January 1, 2018. Certain provisions of Tax Reform, such as full expensing of certain capital expenditures ("bonus depreciation") and limitations on the deductibility of interest expense are not applicable to regulated utilities, such as SCE. It is expected that the new interest disallowance provisions applicable to the utility holding company would require allocations of interest expense to operating subsidiaries. As a result, Edison International expects that limitations on the deductibility of interest expense will be minimal for Edison International Parent and Other.
US GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at December 31, 2017, the company's deferred taxes were re-measured based upon the new tax rate. Immediately prior to the enactment of Tax Reform, Edison International Parent and Other had approximately $2.6 billion of federal net operating loss carryforwards ("NOL") (excluding Capistrano Wind net operating loss carryforwards of approximately $400 million). The reduction in the federal corporate income tax rate does not change the gross dollar value of taxable income that may be offset by NOLs, however since future income will only be taxable at 21% the value of NOLs utilized after 2017 is reduced. The re-measurement of these NOLs along with the other deferred taxes, resulted in a non-core charge of $433 million reflected in "Income tax expense" for Edison International Parent and Other at December 31, 2017. Edison International Parent and Other also has $347 million of tax credit carryforwards (excluding Capistrano Wind tax credit carryforwards of approximately $112 million) which directly offset taxes due and are not re-measured in connection with Tax Reform.
The specific provisions of Tax Reform applicable to SCE generally allow for the continued deductibility of interest expense, the elimination of bonus depreciation of certain property acquired after September 27, 2017, and continues rate normalization requirements for accelerated depreciation benefits. While the re-measurement of deferred taxes at Edison International Parent and Other were recorded to earnings, the re-measurement of deferred taxes at SCE was mainly recorded to regulatory liabilities or an offset to regulatory assets since pre-tax amounts giving rise to the deferred taxes were created through ratemaking activities.
The CPUC and FERC regulatory processes that will be utilized to return the excess deferred taxes applicable to customers have not been determined. In the absence of regulatory guidance, judgment is required to estimate which deferred tax re-measurements will be refunded to customers and are subject to change based on the outcome of the regulatory processes. At December 31, 2017, the implementation of Tax Reform for SCE resulted in a reduction of deferred tax liabilities and an increase in regulatory liabilities of approximately $5.0 billion ("Excess Deferred Taxes"). Changes in the allocation to customers of the deferred tax re-measurement will be reflected in the financial statements and adjusted prospectively as information becomes available through the regulatory process. Amounts to be refunded to customers will generally be refunded over the life of the underlying asset or liability that gave rise to the deferred taxes. Since the majority of SCE's deferred taxes arise from property-related differences, SCE estimates that the amount to be refunded will be amortized over approximately 40 or more years. SCE also had shareholder-funded pre-tax amounts that gave rise to deferred tax assets resulting in a non-core charge of $33 million reflected in "Income tax expense."
In the near term, SCE expects Tax Reform to lower rates charged to customers, but not to have a meaningful impact to SCE's earnings. Certain deferred tax liabilities reduce SCE's rate base. The re-measurement of deferred tax liabilities from the implementation of Tax Reform will not impact SCE's rate base initially. However, Tax Reform's elimination of bonus depreciation and lower corporate tax rates will reduce cash flow from operations and increase rate base over time. In addition, as new plant is placed in service the lower federal corporate tax rate will result in lower deferred tax liabilities and, therefore, higher rate base than previously expected. See "—Capital Program." To the extent that Edison International Parent and Other continue to produce pre-tax losses, Tax Reform will result in lower tax benefits. Tax Reform will also impact Edison International's liquidity. See "Liquidity and Capital Resources—Edison International Parent and Other—Net Operating Loss and Tax Credit Carryforwards."
Electricity Industry Trends
The electric power industry is undergoing transformative change driven by technological advances such as customer-owned generation and energy storage, which is altering the nature of energy generation and delivery. California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. The state set goals to reduce GHG emissions by 40 percent from 1990 levels by 2030 and 80 percent from the same baseline by 2050. State and local air quality plans call for substantial improvements, such as reducing smog-causing nitrogen oxides 90 percent below 2010 levels by 2032 in the most polluted areas of the state. While these policy goals cannot be achieved by the electric sector alone, the electric grid is a critical enabler of the adoption of new energy technologies that support California's climate change and GHG reduction objectives. The grid is also key to enabling more customer choices with respect to new energy technologies.
Edison International expects to be a leader in the transformation of the industry by focusing on opportunities in clean energy and efficient electrification, building a modernized and more reliable grid, and enabling customers' technology choices.
SCE plans to be a key enabler of the adoption of new energy technologies that benefit customers of the electric grid while also helping California achieve its environmental goals. SCE expects to achieve these objectives through modernizing the electric grid to improve the safety and reliability of the transmission and distribution network and helping customers make cleaner energy choices including enabling increased penetration of DERs, electric transportation and energy efficiency programs. SCE's ongoing focus to drive operational and service excellence is intended to allow it to achieve these objectives safely while controlling costs and customer rates. SCE's focus on the transmission and distribution of electricity aligns with California's policy supporting competitive power procurement markets. For more information on the distribution grid development, see "—Capital Program—Distribution Grid Development" below.
Changes in the electric power industry are impacting customers and jurisdictions outside California as well. Edison International believes that other states will also pursue climate change and GHG reduction objectives and large commercial and industrial customers will continue to pursue cost reduction and sustainability goals. Edison Energy Group provides energy services, managed portfolio solutions and distributed solar solutions to commercial and industrial customers who may be impacted by these changes. Edison Energy Group seeks to provide advice in dealing with increasingly complex tariff and technology choices in order to support customers and their management of energy costs and risks.
2018 General Rate Case
As part of SCE's December update in the GRC proceedings for the three-year period 2018 – 2020, SCE updated its 2018 revenue requirement request from $5.885 billion to $5.673 billion, a $33 million increase over the 2017 GRC authorized revenue requirement, and proposed post-test year increases in 2019 and 2020 of $477 million and $554 million, respectively. The changes are primarily driven by an update to the cost of capital, updated pension and benefits forecast and escalation rate forecasts. In February 2018, SCE further updated its request to incorporate the changes associated with Tax Reform, which resulted in a revenue requirement of $5.534 billion, a decrease of $139 million from the December update filing. The proposed post-test year decreases in 2019 and 2020 from the December update filing are $185 million and $235 million, respectively.
In April 2017 intervenor testimony, the ORA proposed, among other things, capturing grid modernization spending in a memorandum account for review in the 2021 GRC. TURN recommended reductions of 78% of grid modernization capital expenditures in 2018 and initially recommended adjustments to rate base for historical capital expenditures, including a reduction of $550 million, primarily related to certain distribution infrastructure replacement programs.
Public participation hearings and updated testimony were completed in late 2017. A final 2018 GRC decision is not expected until later in 2018. SCE expects to recognize revenue based on the 2017 authorized revenue requirement, adjusted for the July cost of capital decision and Tax Reform, until a GRC decision is issued. The CPUC has approved the establishment of a GRC memorandum account, which will make the 2018 revenue requirement adopted by the CPUC effective as of January 1, 2018. SCE cannot predict the revenue requirement the CPUC will authorize or provide assurance on the timing of a final decision.

Capital Program
Total capital expenditures (including accruals), were $3.8 billion in 2017 and $3.5 billion in 2016. SCE's year-end rate base was $27.8 billion at December 31, 2017 compared to $25.9 billion at December 31, 2016.
In connection with the 2018 GRC, SCE forecasts capital expenditures of up to $13.7 billion for 2018 – 2020. In the absence of a 2018 GRC decision, SCE has developed, and is executing against, a 2018 capital expenditure plan that will allow SCE to ramp up its capital spending program over the three-year GRC period to meet what is ultimately authorized in the 2018 GRC decision while minimizing the associated risk of unauthorized spending. A component of this approach is to focus initial grid modernization spending on capital that provides safety and reliability benefits while deferring most spending that is primarily focused on integration of distributed energy resources.
The CPUC has approved 81%, 89%, and 92% of the traditional capital expenditures requested in the 2009, 2012, and 2015 GRC decisions, respectively. While SCE cannot predict the level of traditional capital spending that will be approved in the 2018 GRC decision, management is not aware of factors that would cause the percentage of SCE's request that is approved to be materially different from what has been approved in recent GRC decisions. SCE does not have prior approval experience with grid modernization capital expenditures and, therefore, is unable to predict an expected outcome. The table below reflects expected CPUC jurisdictional capital expenditures for 2018 and requested capital expenditures for 2019 – 2020. FERC jurisdictional capital expenditures are based on management’s expectations. Forecasted expenditures for FERC capital projects are subject to change due to timeliness of permitting, licensing, regulatory approvals, and contractor bids. For further information regarding updates for large transmission and substation projects, see "Liquidity and Capital Resources—SCE—Capital Investment Plan." The following table sets forth a summary of capital expenditures for 2017 actual spend and a forecast for 2018 – 2020 on the basis described above:

(in millions)	2017	2018	2019	2020	Total 2018 – 2020
Traditional capital expenditures[1]
Distribution[2]	$3,131	$3,399	$3,161	$3,048	$9,608
Transmission	501	609	762	874	2,245
Generation	203	193	212	201	606
Total traditional capital expenditures[1]	$3,835	$4,201	$4,135	$4,123	$12,459
Grid modernization capital expenditures[2]	$—	$—	$649	$608	$1,257
Total capital expenditures	$3,835	$4,201	$4,784	$4,731	$13,716

[1]	Includes 2018 – 2020 capital expenditures of $49 million for Energy Storage, $10 million for Transportation Electrification, and $4 million for Charge Ready.

[2]	2017 and 2018 capital expenditures related to grid modernization are included in traditional capital expenditures.
SCE’s CPUC-jurisdictional rate base is determined by the amount authorized by the CPUC. Differences between actual and authorized capital expenditures are addressed in subsequent GRC proceedings. FERC-jurisdictional rate base is generally determined based on actual capital expenditures. Reflected below is SCE's estimated weighted average annual rate base for 2018 – 2020 using CPUC capital expenditures as requested in the 2018 GRC. The estimated weighted average annual rate base was updated to reflect FERC expected capital expenditures and changes associated with Tax Reform as discussed above.

(in millions)	2018	2019	2020
Rate base for requested traditional capital expenditures	$28,860	$31,070	$33,332
Rate base for requested grid modernization capital expenditures	264	743	1,279
Total rate base	$29,124	$31,813	$34,611
The rate base above does not reflect reductions from the amounts requested in the 2018 GRC that may be included in a final decision.

Distribution Grid Development
Distribution Resources Plan
In July 2015, SCE filed its DRP with the CPUC. The filing was made as part of a CPUC proceeding initiated to support California's climate change and GHG reduction targets, modernize the electric distribution system to accommodate two-way flows of energy associated with DERs, such as rooftop solar, and facilitate customer choice of new technologies and services that reduce emissions and improve resilience. SCE's DRP included an indicative forecast of capital investment in distribution automation, substation automation, communications systems, technology platforms and applications, and grid reinforcement. The 2018 GRC includes operation and maintenance and capital expenditure requests consistent with SCE's DRP operation and maintenance and capital spending. Capital investments for 2018 may be updated or revised based on developments and guidance received from the CPUC as a part of the 2018 GRC, DRP rule making, technology availability, pace of DER adoption, and other factors. In January 2016, the CPUC issued a scoping memo that provided for, among other things, the issuance of guidance on utility spending to modify its grid in order to support its DRP. In 2017, the CPUC issued decisions on other topics in the DRP proceeding such as new DER integration tools and field demonstration projects as well as a proposed decision that would establish a new distribution investment deferral framework and new guidance regarding DER adoption forecasting. However, a proposed decision addressing grid modernization investment guidelines has not yet been issued and it is uncertain when SCE will receive firm guidance on the DRP proceeding.
Charge Ready Program
In January 2016, the CPUC approved SCE's $22 million Charge Ready Phase 1 pilot program, which allows SCE to install light-duty vehicle charging infrastructure, provide rebates to offset the cost of qualified customer-owned charging stations, and implement a supporting market education effort. Under the Phase 1 pilot program, SCE is building, and will own and maintain the electric infrastructure needed to serve the qualified charging stations at participating customer locations. Participating customers install, own, maintain, and operate the charging stations. By the end of December 2017, SCE had executed agreements for 74 sites to deploy 1,116 charge ports. The results of this pilot will help shape Phase 2 of the program. SCE anticipates filing an application to obtain CPUC approval for Phase 2 by the second quarter of 2018. The capital costs for Phase 2 of the program are not included in SCE's capital spending and rate base forecasts provided above.
Transportation Electrification Plan
In January 2017, SCE filed a transportation electrification plan with the CPUC to accelerate the adoption of electric transportation, which is critical to California's climate change and GHG reduction objectives. The plan proposes a five-year program to fund medium- and heavy-duty vehicle charging infrastructure that follows the model developed for SCE's Charge Ready program discussed above. The proposal has an estimated five-year cost of $554 million ($532 million capital) in 2016 dollars. In addition, the plan proposed six pilot projects to be considered by the CPUC on an accelerated basis. The pilot projects would install charging infrastructure for electric transit buses and the Port of Long Beach; build clusters of fast charging sites in urban areas, and establish programs that would incentivize electric vehicle adoption. The estimated total cost of the six pilot projects is approximately $19 million ($14 million capital) in 2016 dollars. In January 2018, the CPUC issued a final decision approving five of the six pilot projects. SCE expects to receive a CPUC decision on the five-year program in the second quarter of 2018. SCE expects to propose additional programs and pilots in the future.
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

The following table is a summary of SCE's results of operations for the periods indicated.

	2017			2016			2015
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$6,611	$5,643	$12,254	$6,504	$5,326	$11,830	$6,305	$5,180	$11,485
Purchased power and fuel	—	4,873	4,873	—	4,527	4,527	—	4,266	4,266
Operation and maintenance	1,902	769	2,671	1,939	798	2,737	1,977	913	2,890
Depreciation and amortization	2,032	—	2,032	1,998	—	1,998	1,915	—	1,915
Property and other taxes	372	—	372	351	—	351	334	—	334
Impairment and other charges	716	—	716	—	—	—	—	—	—
Other operating income	(8)	—	(8)	—	—	—	—	—	—
Total operating expenses	5,014	5,642	10,656	4,288	5,325	9,613	4,226	5,179	9,405
Operating income	1,597	1	1,598	2,216	1	2,217	2,079	1	2,080
Interest expense	(588)	(1)	(589)	(540)	(1)	(541)	(525)	(1)	(526)
Other income and expenses	97	—	97	79	—	79	64	—	64
Income before income taxes	1,106	—	1,106	1,755	—	1,755	1,618	—	1,618
Income tax (benefit) expense	(30)	—	(30)	256	—	256	507	—	507
Net income	1,136	—	1,136	1,499	—	1,499	1,111	—	1,111
Preferred and preference stock dividend requirements	124	—	124	123	—	123	113	—	113
Net income available for common stock	$1,012	$—	$1,012	$1,376	$—	$1,376	$998	$—	$998
Net income available for common stock			$1,012			$1,376			$998
Less: Non-core items
Impairment and other charges			(448)			—			(382)
Re-measurement of deferred taxes			(33)			—			—
NEIL insurance recoveries			—			—			12
Core earnings[1]			$1,493			$1,376			$1,368

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
2017 vs 2016
Earning activities were primarily affected by the following:

•	Higher operating revenue of $107 million is primarily due to:

•
An increase in revenue of approximately $241 million related to the increase in authorized revenue from the escalation mechanism set forth in the 2015 GRC decision and $32 million of higher operating costs subject to balancing account treatment (primarily offset in depreciation expense below). These increases were partially offset by $33 million of lower revenue related to the extension of bonus depreciation and a $15 million revenue reduction for the expected refund to customers of prior overcollections identified in 2017.

•
Energy efficiency incentive awards recognized in 2017 were $17 million compared to $5 million in 2016. During 2016, the CPUC approved a settlement agreement in which SCE agreed to refund $13 million related to incentive awards SCE received for savings achieved by its 2006 – 2008 energy efficiency programs.

•
A decrease in revenue of $118 million related to tax benefits refunded to customers (offset in income taxes below). The decrease in revenue resulted from $116 million of higher year-over-year incremental tax repair benefits recognized and $135 million of benefits recognized for tax accounting method changes. These decreases were partially offset by a 2016 revenue refund to customers of $133 million related to 2012 – 2014 incremental tax repair deductions.

•
A decrease in FERC-related revenue of $39 million primarily related to higher operating costs in 2016 including amortization of the regulatory asset associated with the Coolwater-Lugo transmission project and a $8 million reduction to FERC revenue due to a change in estimate under the FERC formula rate mechanism.

•	An increase of $20 million for other operating revenue resulting from refunds to customers recorded in 2016 due to the retroactive extension of bonus depreciation in the PATH Act of 2015.

•
Lower operation and maintenance expense of $37 million primarily due to the impact of SCE's operational and service excellence initiatives and lower legal costs partially offset by higher transmission and distribution costs for line clearing and maintenance and information technology costs.

•
Higher depreciation and amortization expense of $34 million primarily related to depreciation and amortization on transmission and distribution investments partially offset by amortization of the regulatory asset related to Coolwater-Lugo plant recorded in 2016.

•	Higher property and other taxes of $21 million primarily due to higher property assessed values in 2017.

•	Impairment and other charges of $716 million in 2017 due to the Revised San Onofre Settlement Agreement (see "Management Overview—Highlights of Operating Results" for further information).

•	Higher other operating income of $8 million due to the sale of utility property.

•	Higher interest expense of $48 million primarily due to increased borrowings and higher interest on balancing account overcollections in 2017.

•
Higher other income and expenses of $18 million primarily due to higher AFUDC equity income. See "Notes to Consolidated Financial Statements—Note 14. Interest and Other Income and Other Expenses" for further information.

•	Lower income taxes of $286 million primarily due to the following:

•
Higher non-core income tax benefits in 2017 of $235 million due to the impairment and other charges related to the Revised San Onofre Settlement Agreement partially offset by $33 million income tax expense related to the re-measurement of deferred taxes resulting from the implementation of Tax Reform.

•
Higher income tax benefits in 2017 of $70 million due to $149 million related to flow through of incremental tax repair benefits and for tax accounting method changes (offset in revenue above) partially offset by $79 million flow-through of 2012 – 2014 incremental income tax benefits in 2016.

•	Higher pre-tax income in 2017, excluding non-core items discussed above.

2016 vs 2015
Earning activities were primarily affected by the following:

•	Higher operating revenue of $199 million is primarily due to:

•	An increase in revenue of approximately $191 million related to the increase in authorized revenue from the escalation mechanism set forth in the 2015 GRC decision.

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

•
Higher depreciation and amortization expense of $83 million primarily related to depreciation on higher rate base and amortization of the regulatory asset related to the Coolwater-Lugo plant, as discussed above.

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

$48 million related to the flow-through of incremental tax repair and other benefits refunded to customers through balancing accounts.

•	Lower income tax expense in 2016 of $13 million related to the adoption of the FASB guidance on accounting for share-based payments.

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
Cost-Recovery Activities
2017 vs 2016
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $346 million primarily driven by higher power and gas prices experienced in 2017 relative to 2016, partially offset by lower realized losses on hedging activities ($14 million in 2017 compared to $59 million in 2016) and lower capacity costs.

•
Lower operation and maintenance expense of $29 million primarily driven by lower employee benefit and other labor costs and lower spending on various public purpose programs, partially offset by an increase in transmission and distribution costs for line clearing and maintenance activities.

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

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales and balancing account over/undercollections) was $11.5 billion, $10.7 billion and $12.2 billion for 2017, 2016 and 2015, respectively. The 2017 revenue reflects an increase of approximately $720 million primarily due to the implementation of the 2017 ERRA rate increase.
The 2016 revenue reflects a rate decrease of $1.15 billion primarily due to the implementations of the 2016 ERRA rate change and the 2015 GRC decision in January 2016 and a sales volume decrease of $321 million due to lower load requirements related to cooler weather experienced in 2016 compared to 2015.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process").

Income Taxes
SCE’s income tax provision decreased by $286 million in 2017 compared to 2016 and decreased by $251 million in 2016 compared to 2015. The effective tax rates were (2.7)%, 14.6% and 31.3% for 2017, 2016 and 2015, respectively. SCE's effective tax rate is below the federal statutory rate of 35% primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease in 2017 was primarily due to impairment and other charges of $716 million related to the Revised San Onofre Settlement Agreement. The decrease was also attributable to higher incremental repair tax benefits and benefits recognized for tax accounting method changes, all of which will be refunded to customers partially offset by lower tax benefits for the $133 million revenue refund to customers that was recorded in 2016. The effective tax rate decrease in 2016 was primarily due to the $382 million write-down in 2015 of regulatory assets partially offset by revisions in liabilities related to uncertain tax positions in 2015.
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
Strategic Review of Edison Energy Group Competitive Businesses
During the third quarter of 2017, Edison International completed a strategic review of Edison Energy Group's competitive businesses. The competitive businesses pursued by Edison Energy Group include energy and managed portfolio services provided by Edison Energy and distributed solar solutions provided by SoCore Energy. Edison International decided to evaluate strategic options, including potential sale of SoCore Energy, and consolidate management across Edison Energy Group. Edison Energy will continue to pursue a proof of concept of its existing energy services and managed portfolio solutions practice for large energy users in the United States. Under the proof of concept, Edison Energy will seek to achieve a breakeven earnings run rate and 5% target customer penetration by the end of 2019.
In connection with the strategic review, Edison International evaluated the recoverability of goodwill and recorded an impairment of SoCore Energy's goodwill totaling $16 million ($10 million after-tax) in the second quarter of 2017. SoCore Energy's remaining goodwill at December 31, 2017 was $6 million.
In light of the decision to evaluate sale opportunities for SoCore Energy, Edison International considered the application of held for sale accounting treatment under the applicable accounting guidance. Edison International concluded that, as of December 31, 2017, it was not probable that the investment in SoCore Energy ($248 million at December 31, 2017) would be sold within one year, therefore the long-lived assets of SoCore Energy were not subject to held for sale accounting treatment. Under held for sale accounting treatment, the net assets of SoCore Energy would be recorded at the lower of book value or net realizable value, including transaction costs.
On January 22, 2017, the United States government announced that it will impose tariffs on imported solar cells and modules. These tariffs are expected to increase the cost of solar equipment, which is expected to adversely impact the economics of new solar projects. Subsequent to the United States government announcement, Edison International obtained bids for the sale of its interest in SoCore Energy. Edison International is in the process of negotiating the sale of its interest in SoCore Energy.  While the conclusion of the sale process cannot be assured, as a result of the current status of negotiations, Edison International expects to record a pre-tax loss of approximately $65 million (approximately $45 million on an after-tax basis) during the first quarter of 2018.

Loss from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,
(in millions)	2017	2016	2015
Edison Energy Group and subsidiaries[1]	$(26)	$(38)	$(6)
Corporate expenses and other subsidiaries	(421)	(39)	(7)
Total Edison International Parent and Other	$(447)	$(77)	$(13)

[1]	Includes income of $13 million, $5 million and $9 million in 2017, 2016, 2015 related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method.
The loss from continuing operations of Edison International Parent and Other increased $370 million in 2017 compared to 2016 primarily due to:

•	Income tax expense of $433 million in 2017 from the re-measurement of deferred taxes as a result of Tax Reform. For further information, see "Management Overview—Tax Reform."

•
Higher income tax benefits related to stock option exercises of $30 million for the year ended December 31, 2017, $17 million of tax benefits recorded in 2017 from net operating loss carrybacks that resulted from the filing of the 2016 tax returns and $6 million of tax benefits recorded in 2017 related to settlement with the IRS for taxable years 2007 – 2012.

•
Edison Energy Group's 2017 results included HLBV income of $13 million, a $10 million after-tax goodwill impairment charge on the SoCore Energy reporting unit and net tax expense of $5 million from a change in tax law partially offset by tax benefits primarily related to stock option exercises. Edison Energy Group's 2016 results included HLBV income of $5 million, $13 million after-tax charge in 2016 from a buy-out of an earn-out provision contained in one of the 2015 acquisitions and net tax benefits of $5 million primarily related to stock option exercises. Excluding these items, Edison Energy Group net losses were $24 million in 2017 and $35 million in 2016. The reduction in these losses was due to lower expenses related to new business activities. Revenue for the Edison Energy Group was $69 million and $42 million for the years ended December 31, 2017 and 2016, respectively. The increase in revenue was primarily due to higher build transfer projects from SoCore Energy in 2017.

The loss from continuing operations of Edison International Parent and Other increased $64 million in 2016 compared to 2015 primarily due to:

•
An increase in losses of Edison Energy Group of $32 million, including a $13 million after-tax charge during 2016 (as discussed above), higher operating and development expenses and lower revenue and gross margin from the sale of solar systems in 2016 compared to 2015. The results for the twelve months ended December 31, 2016 include the three businesses acquired by Edison Energy in December 2015 and expanded sales and support personnel. Revenue for the Edison Energy Group was $42 million and $34 million for the twelve months ended December 31, 2016 and 2015, respectively.

•
A decrease in income from Edison Mission Group and subsidiaries of $32 million in 2016 primarily due to income related to affordable housing projects in 2015. In December 2015, Edison Mission Group, Inc.'s subsidiary, Edison Capital, completed the sale of its remaining affordable housing investment portfolio which represents the exit of this business activity.

LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments, and the outcome of tax and regulatory matters.
As discussed in "Management Overview," Tax Reform is expected to lower rates charged to customers which will result in less cash available to fund operations. In the next 12 months, SCE expects to fund its obligations, capital expenditures and dividends through operating cash flows, tax benefits and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facilities to fund cash requirements.
Available Liquidity
At December 31, 2017, SCE had $1.41 billion available under its $2.75 billion credit facility. The credit facility is available for borrowing needs until July 2022. In December 2017, SCE borrowed $500 million from its credit facility. On January 26, 2018, SCE repaid its $500 million borrowings with cash on hand. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 12. Preferred and Preference Stock of Utility."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facility or other borrowings, subject to availability in the bank and capital markets. To the extent necessary, SCE would utilize its available liquidity, capital market financings of debt and preferred equity or parent company contributions to SCE equity in order to meet its obligations as they become due, including any potential costs related to the December 2017 Wildfires and Montecito Mudslides (see "Management Overview—Southern California Wildfires" and "—Montecito Mudslides" for further information).
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At December 31, 2017, SCE's debt to total capitalization ratio was 0.45 to 1.
At December 31, 2017, SCE was in compliance with all other financial covenants that affect access to capital.
Capital Investment Plan
Major Transmission Projects
A summary of SCE's most significant transmission and substation construction projects during the next three years is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing and regulatory approvals.

Project Name	Project Lifecycle Phase	Direct Expenditures (in millions)[1]	Inception to Date (in millions)[1]	Scheduled In-Service Date
West of Devers	Construction	$848	$91	2021
Mesa Substation	Construction	$646	$78	2022
Alberhill System	Licensing	$486	$37	2021
Riverside Transmission Reliability	Licensing	$405	$8	2023
Eldorado-Lugo-Mohave Upgrade	Planning	$233	$31	2021

[1]
Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecast discussed in "Management Overview—Capital Program."

West of Devers
The West of Devers Project consists of upgrading and reconfiguring approximately 48 miles of existing 220 kV transmission lines between the Devers, El Casco, Vista and San Bernardino substations, increasing the power transfer capabilities in support of California's renewable portfolio standards goals.
In August 2016, the CPUC approved the construction of the West of Devers Project. As a result of the delay in receipt of the Project's approval from the CPUC, SCE deferred the forecasted timing of project capital expenditures. ORA filed an Application for Rehearing in September 2016 stating that the August 2016 decision failed to follow the California Environmental Quality Act when it approved the Project and should have approved an alternative project with an amended scope. In March 2017, the CPUC issued a decision denying ORA's September 2016 Application for Rehearing. This action confirmed SCE's proposed project. In December 2017, SCE awarded the competitive bid for transmission construction, which resulted in a decrease to the expected cost of the Project.
Mesa Substation
The Mesa Substation Project consists of replacing the existing 220 kV Mesa Substation with a new 500/220 kV substation. The Mesa Substation Project would address reliability concerns by providing additional transmission import capability, allowing greater flexibility in the siting of new generation, and reducing the total amount of new generation required to meet local reliability needs in the Western Los Angeles Basin area. In February 2017, the CPUC issued a final decision approving the Project largely consistent with SCE's proposal and rejected alternative project configurations proposed by CPUC staff. In October 2017, SCE awarded the competitive bid for the new 220kV portion of substation construction. SCE updated the expected cost of the Project due to schedule delays and scope changes. The remainder (550kV portion of substation construction) will be put out for bid by early 2019.
Alberhill System
The Alberhill System Project consists of constructing a new 500-kV substation, two 500-kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500-kV transmission line, telecommunication equipment and subtransmission lines in unincorporated and incorporated portions of western Riverside County. The Project was designed to meet long-term forecasted electrical demand in the proposed Alberhill Project area and to increase electrical system reliability. In April 2016, the CPUC issued a draft environmental impact report that identified an alternative substation site. In April 2017, the CPUC issued a final environmental impact report for the Project which rejected different alternatives recommended by CPUC staff and intervenors, selecting SCE's proposed project as the environmentally superior project. A final CPUC decision to approve the Project for construction is anticipated during 2018. SCE updated the total capital forecast for the Project based on the conclusion in the final environmental impact report and the timing of the extended regulatory review process.
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
Due to changed circumstances since the time the Project was originally developed, SCE informed the CPUC in August 2016 that it supports revisions to the proposed Project. The CPUC continues to collect information regarding the revised Project or other proposed revisions in support of a supplemental environmental review. SCE updated the total expected cost of the Project to include scope revisions consistent with a revised project.
Eldorado-Lugo-Mohave Upgrade
The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to southern California. The Project would modify SCE's existing Eldorado, Lugo, and Mohave electrical substations to accommodate the increased current flow from Nevada to southern California; increase the power flow through the existing 500 kV transmission lines by constructing two new capacitors along the lines; raise transmission tower heights to meet ground clearance requirements; and install communication wire on our transmission lines to allow for communication between existing SCE substations. SCE has proposed an expedited schedule and a non-standard review process with the regulatory permitting agencies in order to meet the current in-service date. During September 2017, SCE awarded the competitive bid for the Project which resulted in a decrease to the expected capital forecast for the Project.
Regulatory Proceedings
Cost of Capital
In July 2017, the CPUC issued a final decision that adopted the petition previously filed by SCE, Pacific Gas & Electric Company, SDG&E, and SoCalGas (collectively, the "Investor-Owned Utilities"), ORA, and TURN to modify the prior CPUC decisions addressing the Investor-Owned Utilities' costs of capital. The decision extended the deadline for the next Investor-Owned Utilities cost of capital application to April 2019, reset SCE's authorized cost of long-term debt to 4.98% and preferred stock to 5.82%, and established SCE's authorized ROE at 10.30%, both beginning January 1, 2018. In October 2017, the CPUC approved SCE's updated debt and preferred rates that SCE filed in September 2017.
FERC Formula Rate
In December 2017, the FERC issued an order setting the effective date of SCE's new formula rate as January 1, 2018, subject to settlement procedures and refund. The new formula rate results in a decrease in SCE's transmission revenue requirement of $19 million or 1.6% lower than amounts authorized in 2017 rates primarily due to higher recovery of undercollections in previous periods.
Energy Efficiency Incentive Mechanism
In December 2017, the CPUC awarded SCE incentives of approximately $17 million, approximately 70% of the requested award for program years 2015 and 2016.
Decommissioning of San Onofre
The decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. The decommissioning process is expected to take many years. Decommissioning of San Onofre Unit 1 began in 1999 and major decommissioning work was completed in 2008, except for reactor vessel disposal and certain underground work that was deferred to allow for the construction of the San Onofre Independent Spent Fuel Storage Installation ("ISFSI"). The construction of the ISFSI has been completed and the transfer of spent nuclear fuel to the dry cask storage in the ISFSI has begun. The initial activity phase of radiological decommissioning of Units 2 and 3 began in June 2013 with SCE filing a certification of permanent cessation of power operations at San Onofre with the NRC. SCE is currently permitted to start major radiological decommissioning activities pursuant to NRC regulations, provided SCE obtains all necessary environmental permits for decommissioning. SCE has engaged a decommissioning general contractor to undertake a significant scope of decommissioning activities for Units 1, 2 and 3 at San Onofre.
In December 2017, SCE updated its decommissioning cost estimate for San Onofre Units 2 and 3. The decommissioning cost estimate in 2017 dollars is $3.4 billion (SCE share is $2.6 billion) and includes costs through the respective completion dates to decommission San Onofre Units 2 and 3 estimated to be in 2051. The decommissioning cost estimate is subject to a number of uncertainties including the cost of disposal of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government may remove spent fuel canisters from the San Onofre site, as to which there can be no assurance. The cost estimate is subject to change once the site specific study is final, and such changes may be material. In March 2018, SCE expects to file its 2018 NDCTP which will include the updated site specific study for San Onofre Units 2 and 3. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Nuclear Decommissioning and Asset Retirement Obligations." The CPUC will conduct a reasonableness review for costs for each year. SCE's share of the decommissioning costs recorded during 2017 were $236 million and are subject to reasonableness review by the CPUC.
SCE has nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.8 billion as of December 31, 2017. If the decommissioning cost estimate and assumptions regarding trust performance do not change significantly, SCE believes that future contributions to the trust funds will not be necessary.
SCE Dividends
SCE made $573 million and $701 million in dividend payments to its parent, Edison International, in 2017 and 2016, respectively. During the fourth quarter of 2017, SCE declared a dividend to Edison International of $212 million, which was paid on January 31, 2018.

The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. Under CPUC regulations, SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month average basis, or otherwise satisfies the CPUC requirements. If the Revised San Onofre Settlement Agreement is approved by the CPUC, SCE may exclude the $448 million after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure. At December 31, 2017, without excluding the $448 million after-tax charge, SCE's 13-month average common equity component of total capitalization was 50.0% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $511 million, resulting in a restriction on net assets of approximately $14.2 billion. If the Revised San Onofre Settlement Agreement had been approved by the CPUC at December 31, 2017, the common equity component of SCE's capital structure would have been 50.1% on a 13-month average basis.
As a California corporation, SCE's ability to pay dividends is also governed by its obligations under the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend, would be, likely to be unable to meet its liabilities as they mature. On February 22, 2018, SCE declared a dividend to Edison International of $212 million. Prior to declaring the dividend, SCE's Board of Directors evaluated the information available, including information pertaining to the December 2017 Wildfires and Montecito Mudslides, and determined that the California law requirements for the declaration were met.
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, and its ability to access the capital markets, and generate operating cash flows and earnings. If SCE incurs significant costs for 2017 Wildfires-related damages and is unable to recover such costs through insurance or from customers or access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and its preferred and preference shareholders. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividend Restrictions" for discussion of dividend restrictions.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at December 31, 2017 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would be required as of December 31, 2017.

(in millions)
Collateral posted as of December 31, 2017[1]	$102
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	35
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	3
Posted and potential collateral requirements	$140

[1]
Net collateral provided to counterparties and other brokers consisted $101 million in letters of credit and surety bonds and $1 million of cash which was offset against net derivative liabilities on the consolidated balance sheets.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2017 due to adverse market price movements over the remaining lives of the existing power procurement contracts using a 95% confidence level.

Regulatory Balancing Accounts
SCE's cash flows are affected by regulatory balancing accounts overcollections or undercollections. Overcollections and undercollections represent differences between cash collected in current rates for specified forecasted costs and the costs actually incurred. With some exceptions, SCE seeks to adjust rates on an annual basis or at other designated times to recover or refund the balances recorded in its balancing accounts. Undercollections or overcollections in these balancing accounts impact cash flows and can change rapidly. Undercollections- and overcollections accrue interest based on a three-month commercial paper rate published by the Federal Reserve.
As of December 31, 2017, SCE had regulatory balancing account net overcollections of $1.7 billion, primarily consisting of overcollections related to public purpose-related and energy efficiency program costs, BRRBA and TAMA. Overcollections related to public purpose-related programs are expected to decrease as costs are incurred to fund programs established by the CPUC. Overcollections related to BRRBA and TAMA are expected to decrease as refunds are provided to customers in January 2018. See "Notes to Consolidated Financial Statements—Note 10. Regulatory Assets and Liabilities" for further information.
Edison International Parent and Other
In the next 12 months, Edison International expects to fund its obligations, capital expenditures and dividends through operating cash flows, tax benefits and capital market financings, as needed. Edison International also has availability under its credit facilities to fund cash requirements. In December 2017, Edison International declared an 11.5% increase to the annual dividend rate from $2.17 per share to $2.42 per share. On February 22, 2018, Edison International declared a dividend of $0.605 per share to be paid on April 30, 2018. Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on dividends from SCE, realization of tax benefits, access to the bank and capital markets, and its ability to meet California law requirements for the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "—SCE—SCE Dividends." Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above. Edison International may also finance working capital requirements, payment of obligations, capital investments, including capital contributions to subsidiaries, and common stock dividends with short-term or other financings, subject to availability in the bank and capital markets.
At December 31, 2017, Edison International Parent had approximately $524 million of cash and cash equivalents and $111 million available of net borrowing capacity under its $1.25 billion multi-year revolving credit facility. In December 2017, Edison International Parent borrowed $500 million from its credit facility. The $500 million credit facility was repaid on January 26, 2018 from cash on hand. In addition, on January 26, 2018, Edison International Parent issued a $500 million term loan and the proceeds of the loan were used to pay down the commercial paper outstanding. At February 20, 2018, Edison International Parent had available liquidity of approximately $1.1 billion on its credit facility. The credit facility is available for borrowing needs until July 2022. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At December 31, 2017, Edison International Parent's consolidated debt to total capitalization ratio was 0.51 to 1.
At December 31, 2017, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Net Operating Loss and Tax Credit Carryforwards
After giving effect to Tax Reform, Edison International has approximately $1.1 billion of tax effected net operating loss and tax credit carryforwards at December 31, 2017 (excluding $77 million of unrecognized tax benefits and $199 million of Capistrano Wind net operating loss and tax credit carryforwards) which are available to offset future consolidated tax liabilities (see "Notes to Consolidated Financial Statements—Note 7. Income Taxes" for further information regarding taxes payable to Capistrano Wind). Tax Reform reduced the valuation of net operating loss carryforwards but did not affect the amount of future taxable income that may be offset. Tax Reform also will limit the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward and places limitations on the ability of regulated utilities to qualify for immediate expensing of certain capital expenditures. Tax Reform did not impact the valuation of tax credit carryforwards, which directly offset taxes due. As a result of the forgoing, Edison International expects to realize its NOL and tax credit carryforward position through 2025.

Historical Cash Flows
SCE

(in millions)	2017	2016	2015
Net cash provided by operating activities	$3,725	$3,523	$4,624
Net cash provided by (used in) financing activities	243	(219)	(812)
Net cash used in investing activities	(3,492)	(3,291)	(3,824)
Net increase (decrease) in cash and cash equivalents	$476	$13	$(12)
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2017, 2016 and 2015.

	Years ended December 31,			Change in cash flows
(in millions)	2017	2016	2015	2017/2016	2016/2015
Net income	$1,136	$1,499	$1,111
Non-cash items[1]	3,046	2,108	2,231
Subtotal	$4,182	$3,607	$3,342	$575	$265
Changes in cash flow resulting from working capital[2]	(120)	236	16	(356)	220
Derivative assets and liabilities, net	(28)	13	45	(41)	(32)
Regulatory assets and liabilities, net	4	(292)	1,729	296	(2,021)
Other noncurrent assets and liabilities, net[3]	(313)	(41)	(508)	(272)	467
Net cash provided by operating activities	$3,725	$3,523	$4,624	$202	$(1,101)

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other charges, deferred income taxes and investment tax credits and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.

[3]	Includes the nuclear decommissioning trusts.
Net cash provided by operating activities was impacted by the following:
Net income and non-cash items increased in 2017 by $575 million from 2016 and increased in 2016 by $265 million from 2015. The increase in 2017 was primarily due to an increase in revenue from the escalation mechanism set forth in the 2015 GRC decision and lower operation and maintenance expenses, partially offset by higher financing costs along with non-cash items. Non-cash items included changes in deferred income taxes and investment tax credits of $304 million in 2017 and $88 million in 2016. The increase in 2016 was primarily due to higher authorized revenue in 2016 from the escalation mechanism set forth in the 2015 GRC decision. The factors that impacted these items are discussed under "Results of Operations—SCE—Earning Activities."
Net cash for working capital was $(120) million, $236 million and $16 million in 2017, 2016 and 2015, respectively. The net cash for 2017, 2016 and 2015 was primarily related to timing of disbursements ($125 million, $45 million and $120 million in 2017, 2016 and 2015, respectively) and the decrease in receivables from customers ($163 million, $220 million and $93 million in 2017, 2016 and 2015, respectively). Net cash for working capital also included an insurance premium payment of $121 million for additional wildfire coverage in December 2017 and changes in tax receivables and payables of $(234) million in 2017 and $(16) million in 2016 primarily due to the utilization of net operating losses in 2017. In addition, SCE had net tax payments of $144 million in 2015.

Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts, was $4 million, $(292) million and $1.7 billion in 2017, 2016 and 2015, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2017

•
The 2015 GRC decision established the TAMA. As a result of this memorandum account, together with a balancing account for pole loading expenditures, 2015 – 2017 tax benefits or costs associated with certain events are tracked and adjusted annually through customer rates. Overcollections increased by $117 million during 2017 primarily due to higher tax repair deductions than forecasted in rates and $135 million of higher benefits recognized for tax accounting method changes, partially offset by a $226 million reclassification from TAMA to BRRBA to refund customers.

•
Higher cash due to $153 million of overcollections for the public purpose and energy efficiency programs. The increase in cash was due to lower spending than billed to customers and recovery of prior year undercollections.

•
Higher cash due to $136 million of overcollections related to FERC balancing accounts. The increase in cash was due to recovery of prior FERC undercollections and lower costs than previously forecasted.

•
Higher cash due to proceeds of approximately $34 million from the Department of Energy related to spent nuclear fuel. For further information on the spent nuclear fuel, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Spent Nuclear Fuel."

•
The BRRBA tracks the differences between amounts authorized by the CPUC in the GRC proceedings and amounts billed to customers. BRRBA overcollections decreased by $226 million during 2017 primarily due to the refunds of 2015 TAMA overcollections, a revenue refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions, and 2015 overcollections resulting from the implementation of the 2015 GRC decision, which was authorized to be refunded to customers over a two year period, partially offset by a $226 million reclassification from TAMA to BRRBA to refund customers in January 2018 as discussed above.

•
Net undercollections for ERRA and the new system generation program were $267 million at December 31, 2017 compared to net overcollections of $26 million at December 31, 2016. Lower cash due to $293 million of net undercollections in 2017 primarily due to a refund of prior year overcollections and an increase in costs due to higher than forecasted power and gas prices experienced in 2017 and higher load requirements than forecasted in rates.

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

Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($55 million, $45 million and $43 million in 2017, 2016 and 2015, respectively), SCE's payments of decommissioning costs ($236 million, $168 million and $216 million in 2017, 2016 and 2015, respectively) and changes in uncertain tax positions due to the utilization of net operating losses ($(98) million and $104 million in 2017 and 2016, respectively). See "Nuclear Decommissioning Activities" below for further discussion.
Net Cash Provided by (Used in) Financing Activities
The following table summarizes cash provided by financing activities for 2017, 2016 and 2015. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 12. Preferred and Preference Stock of Utility."

(in millions)	2017	2016	2015
Issuances of first and refunding mortgage bonds, net of premium (discount) and issuance costs	$1,011	$—	$1,287
Issuance of term loan	300	—	—
Remarketing and issuances of pollution control bonds, net of issuance costs	134	—	126
Long-term debt matured or repurchased	(882)	(217)	(761)
Issuances of preference stock, net of issuance costs	462	294	319
Redemptions of preference stock	(475)	(125)	(325)
Short-term debt borrowings, net of repayments and discount	469	719	(619)
Payments of common stock dividends to Edison International	(573)	(701)	(758)
Payments of preferred and preference stock dividends	(124)	(123)	(116)
Other	(79)	(66)	35
Net cash provided by (used in) financing activities	$243	$(219)	$(812)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $3.7 billion for 2017, $3.6 billion for 2016 and $4.2 billion for 2015, primarily related to transmission and generation investments. The decrease in capital expenditures during 2016 was primarily due to lower FERC capital spending. SCE had a net redemption of nuclear decommissioning trust investments of $197 million, $179 million and $374 million in 2017, 2016 and 2015, respectively. See "Nuclear Decommissioning Activities" below for further discussion. In addition, during 2017 and 2016, SCE received proceeds of $26 million and $140 million, respectively, for loans on the cash surrender value of life insurance policies. The proceeds were used for general corporate purposes.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

(in millions)	2017	2016	2015
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$55	$45	$43
SCE's decommissioning costs	(236)	(168)	(216)
Net cash provided by investing activities: Proceeds from sale of investments	5,239	3,212	3,506
Purchases of investments	(5,042)	(3,033)	(3,132)
Net cash impact	$16	$56	$201

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
Beginning in March 2016, funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information. The net cash impact reflects timing of decommissioning payments ($236 million, $168 million and $216 million in 2017, 2016 and 2015, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($252 million, $224 million and $471 million in 2017, 2016 and 2015, respectively). The 2016 net cash impact included reimbursements for 2016 and a portion of 2015, 2014, and 2013 decommissioning costs. The 2015 net cash impact included reimbursements for 2015, 2014, and 2013 decommissioning costs. In addition, during 2015, SCE made a contribution of $54 million to the non-qualified decommissioning trust related to tax benefits received and pursuant to a CPUC decision related to decommissioning costs for San Onofre Unit 1.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

(in millions)	2017	2016	2015
Net cash used in operating activities	$(138)	$(267)	$(115)
Net cash provided by financing activities	764	314	224
Net cash used in investing activities	(107)	(125)	(68)
Net increase (decrease) in cash and cash equivalents	$519	$(78)	$41
Net Cash Used in Operating Activities
Net cash used in operating activities decreased in 2017 by $129 million from 2016 and increased in 2016 by $152 million from 2015 due to:

•	$214 million and $204 million of cash payments made to the Reorganization Trust in September 2016 and 2015, respectively, related to the EME Settlement Agreement.

•
$21 million outflow in June 2016 related to the buy-out of an earn-out provision with the former shareholders of a company acquired by Edison Energy in 2015. See "Results of Operations—Edison International Parent and Other—Loss from Continuing Operations" for further information.

•	$143 million receipt of intercompany tax-allocation payments in 2015.

•
$138 million, $32 million and $54 million cash outflow from operating activities in 2017, 2016 and 2015, respectively, due to payments and receipts relating to interest and operating costs. In addition, the cash outflow in 2017 included higher pension payments related to executive retirement plans.

Net Cash Provided by Financing Activities
Net cash provided by financing activities were as follows:

(in millions)	2017	2016	2015
Dividends paid to Edison International common shareholders	$(707)	$(626)	$(544)
Dividends received from SCE	573	701	758
Payment for stock-based compensation, net of receipt from stock option exercises	(140)	(51)	(52)
Long-term debt issuance, net of discount and issuance costs	788	397	7
Long-term debt repayment	(403)	(3)	(1)
Short-term debt borrowings, net of repayments and discount	615	(108)	47
Other	38	4	9
Net cash provided by financing activities	$764	$314	$224

Net Cash Used in Investing Activities
Net cash used in investing activities relates to Edison Energy Group's capital expenditures primarily for commercial solar installations ($88 million, $101 million and $15 million in 2017, 2016 and 2015, respectively). In addition, the cash outflow in 2017 included $24 million of restricted cash related to funds held by SoCore Energy and its consolidated affiliates pursuant to project financing or purchase agreements. The cash outflow in 2015 was also due to the acquisitions of three companies for approximately $100 million to support Edison Energy Group's commercial and industrial services growth strategy. See "Notes to Consolidated Financial Statements—Note 9. Investments" for further information.
Contractual Obligations and Contingencies
Contractual Obligations
Edison International Parent and Other and SCE's contractual obligations as of December 31, 2017, for the years 2018 through 2022 and thereafter are estimated below.

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
SCE:
Long-term debt maturities and interest[1]	$20,060	$967	$1,103	$1,844	$16,146
Power purchase agreements:[2]	39,877	2,513	5,127	5,144	27,093
Other operating lease obligations[3]	246	48	64	35	99
Purchase obligations:[4]
Other contractual obligations	704	127	141	91	345
Total SCE[5,6,7]	60,887	3,655	6,435	7,114	43,683
Edison International Parent and Other:
Long-term debt maturities and interest[1]	1,370	35	462	459	414
Total Edison International Parent and Other[5]	1,370	35	462	459	414
Total Edison International[6,7]	$62,257	$3,690	$6,897	$7,573	$44,097

[1]
For additional details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Amount includes interest payments totaling $9.07 billion and $141 million over applicable period of the debt for SCE and Edison International Parent and Other, respectively.

[2]
Certain power purchase agreements entered into with independent power producers are treated as operating or capital leases. For further discussion, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."

[3]
At December 31, 2017, SCE's minimum other operating lease payments were primarily related to vehicles, office space and other equipment. For further discussion, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."

[4]
For additional details, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies." At December 31, 2017, other commitments were primarily related to maintaining reliability and expanding SCE's transmission and distribution system and nuclear fuel supply contracts.

[5]
At December 31, 2017, Edison International Parent and Other and SCE had estimated contributions to the pension and PBOP plans. SCE estimated contributions are $62 million, $54 million, $47 million, $42 million and $39 million in 2018, 2019, 2020, 2021 and 2022, respectively, which are excluded from the table above. Edison International Parent and Other estimated contributions are $16 million, $24 million, $18 million, $21 million and $15 million for the same respective periods and are excluded from the table above. These amounts represent estimates that are based on assumptions that are subject to change. See "Notes to Consolidated Financial Statements—Note 8. Compensation and Benefit Plans" for further information.

[6]
At December 31, 2017, Edison International and SCE had a total net liability recorded for uncertain tax positions of $432 million and $331 million, respectively, which is excluded from the table. Edison International and SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the tax authorities.

[7]
The contractual obligations table does not include derivative obligations and asset retirement obligations, which are discussed in "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments," and "—Note 1. Summary of Significant Accounting Policies" and "—Note 9. Investments," respectively.

Contingencies
SCE has contingencies related to San Onofre Related Matters, Nuclear Insurance, December 2017 Wildfires, and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies."
Environmental Remediation
For a discussion of SCE's environmental remediation liabilities, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Environmental Remediation."
Off-Balance Sheet Arrangements
SCE has variable interests in power purchase contracts with variable interest entities and a variable interest in unconsolidated Trust II, Trust III, Trust IV, Trust V and Trust VI that issued $400 million (aggregate liquidation preference) of 5.10%, $275 million (aggregate liquidation preference) of 5.75%, $325 million (aggregate liquidation preference) of 5.375%, $300 million (aggregate liquidation preference) of 5.45% and $475 million (aggregate liquidation preference) of 5.00%, trust securities, respectively, to the public, see "Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."
Environmental Developments
For a discussion of environmental developments, see "Business—Environmental Considerations."
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
Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of its financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2017, see "Business—SCE—Overview of Ratemaking Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion as of December 31, 2017, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International	$12,123	$13,760	$13,239	$14,308
SCE	10,907	12,547	12,039	13,082
Commodity Price Risk
SCE and its customers are exposed to the risk of a change in the market price of natural gas, electric power and transmission congestion. SCE's hedging program is designed to reduce exposure to variability in market prices related to SCE's purchases and sales of electric power and natural gas. SCE expects recovery of its related hedging costs through the ERRA balancing account or CPUC-approved procurement plans, and as a result, exposure to commodity price is not expected to impact earnings, but may impact timing of cash flows. As part of this program, SCE enters into energy options, swaps, forward arrangements, and congestion revenue rights ("CRRs"). The transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans.
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
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net liability of $1.1 billion at December 31, 2016. During the third quarter of 2017, SCE designated certain derivative contracts as normal purchase and normal sale contracts, which resulted in a reclassification of $914 million from derivative liabilities to other liabilities. These liabilities will be amortized over the remaining contract terms. The fair value of remaining derivative instruments at December 31, 2017 was a net asset of $109 million.
The following table summarizes the increase or decrease to the fair values of the net liability of derivative instruments included in the consolidated balance sheets as of December 31, 2017, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

(in millions)	December 31, 2017
Increase in electricity prices by 10%	$11
Decrease in electricity prices by 10%	(11)
Increase in gas prices by 10%	10
Decrease in gas prices by 10%	(5)
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
As of December 31, 2017, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	December 31, 2017
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$110	$—	$110

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

Rate Regulated Enterprises
Nature of Estimate Required.    SCE follows the accounting principles for rate-regulated enterprises which are required for entities whose rates are set by regulators at levels intended to recover the estimated costs of providing service, plus a return on net investment, or rate base. Regulators may also impose penalties or grant incentives. Due to timing and other differences in the collection of revenue, these principles allow a cost that would otherwise be charged as an expense by an unregulated entity to be capitalized as a regulatory asset if it is probable that such cost is recoverable through future rates; conversely the principles allow creation of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and are refundable to customers. In addition, SCE recognizes revenue and regulatory assets from alternative revenue programs, which enables the utility to adjust future rates in response to past activities or completed events, if certain criteria are met, even for programs that do not qualify for recognition of "traditional" regulatory assets and liabilities.
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
Effect if Different Assumptions Used.    Significant management judgment is required to evaluate the anticipated recovery of regulatory assets, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets and liabilities would have to be written off against current period earnings. At December 31, 2017, the consolidated balance sheets included regulatory assets of $5.6 billion and regulatory liabilities of $9.7 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.
Application to Tax Reform
As discussed in "Management Overview—Tax Reform," in December 2017, Tax Reform was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 35% to 21% and is generally effective beginning January 1, 2018. US GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, the deferred taxes were re-measured based upon the new tax rate. The re-measurement of SCE's deferred taxes was recorded against regulatory assets and liabilities when the pre-tax amounts giving rise to deferred tax assets and liabilities were funded by customers and were recorded to earnings when amounts were funded by shareholders.
The CPUC and FERC regulatory processes that will be utilized to return SCE's excess deferred taxes applicable to customers have not been determined. In the absence of regulatory guidance, judgment is required to estimate which deferred tax re-measurements will be refunded to customers and are subject to change based on the outcome of the regulatory processes.
At December 31, 2017, the implementation of Tax Reform at SCE resulted in a reduction of deferred tax liabilities and an increase in regulatory liabilities of approximately $5.0 billion. Changes in the allocation to customers of the deferred tax re-measurement will be reflected in the financial statements and adjusted prospectively as information becomes available through the regulatory process. Amounts to be refunded to customers are expected to generally be refunded over the life of the underlying asset or liability that gave rise to the deferred taxes.
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
Nuclear Decommissioning – Asset Retirement Obligation
Key Assumptions and Approach Used.    The liability to decommission SCE's nuclear power facilities is based on an updated cost estimate in 2017 for Palo Verde, a decommissioning study performed in 2014 for San Onofre Unit 1 and an updated cost estimate in 2017 for San Onofre 2 and 3. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for further discussion of the plans for decommissioning of San Onofre. SCE estimates that it will spend approximately $7.2 billion undiscounted through 2079 to decommission its nuclear facilities. San Onofre Units 1, 2 and 3 decommissioning cost estimates are updated in each Nuclear Decommissioning Triennial Proceeding. Palo Verde decommissioning cost estimates are updated every three years by the operating agent, Arizona Public Services.
The current ARO estimates for San Onofre and Palo Verde are based on the assumptions from these decommissioning studies and revised based on the latest cost estimates:

•
Decommissioning Costs. The estimated costs for labor, "material, equipment and other," and low-level radioactive waste costs are included in each of the NRC decommissioning stages; license termination, site restoration, and spent fuel storage. The ARO for decommissioning San Onofre Units 2 and 3 was updated in 2017 after onboarding the decommissioning general contractor.

•
Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment, and low level radioactive waste burial costs. SCE's current estimates are based upon SCE's decommissioning cost methodology used for ratemaking purposes. Average escalation rates range from 1.6% to 7.5% (depending on the cost element) annually.

•
Timing. Cost estimates for Palo Verde are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The Palo Verde 1, 2, 3 operating licenses currently expire in 2045, 2046 and 2047 respectively. San Onofre Unit 1 started decommissioning in 1998 and Units 2 and 3 began in 2013. Cost estimates for San Onofre Units are currently based on completion of decommissioning activities by 2051.

•
Spent Fuel Dry Storage Costs. Cost estimates are based on an assumption that the DOE will begin to take spent fuel from the nuclear industry in 2028, and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2049 and 2078, respectively.

•	Changes in Decommissioning Technology, Regulation, and Economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.
Effect if Different Assumptions Used.   The ARO for decommissioning SCE's nuclear facilities was $2.6 billion as of December 31, 2017, based on the decommissioning studies performed and the subsequent cost estimate updates. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability. SCE expects to file its 2018 NDTCP for San Onofre Units 2 and 3 in March 2018 which may result in a revision to the currently reflected decommissioning liability.

The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO and Regulatory Asset at December 31, 2017
Uniform increase in escalation rate of 1 percentage point	$616
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
Key Assumptions of Approach Used.    Pension and other postretirement benefit obligations and the related effects on results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense, and the discount rate is important to liability measurement. Additionally, health care cost trend rates are critical assumptions for postretirement health care plans. These critical assumptions are evaluated at least annually. Other assumptions, which require management judgment, such as rate of compensation increases and rates of retirement and turnover, are evaluated periodically and updated to reflect actual experience.
As of December 31, 2017, Edison International's and SCE's pension plans had a $4.2 billion and $3.7 billion benefit obligation, respectively, and total 2017 expense for these plans was $92 million and $75 million, respectively. As of December 31, 2017, the benefit obligation for both Edison International's and SCE's PBOP plans were $2.3 billion, and total 2017 expense for Edison International's and SCE's plans was $5 million. Annual contributions made to most of SCE's pension plans are currently recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.
Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2017, this cumulative difference amounted to a regulatory asset of $123 million, meaning that the accounting method has recognized more in expense than the ratemaking method since implementation of authoritative guidance for employers' accounting for pensions in 1987.
Edison International and SCE used the following critical assumptions to determine expense for pension and other postretirement benefit for 2017:

(in millions)	Pension Plans	Postretirement Benefits Other than Pensions
Discount rate[1]	3.94%	4.29%
Expected long-term return on plan assets[2]	6.50%	5.30%
Assumed health care cost trend rates[3]	*	7.00%

*	Not applicable to pension plans.

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

[2]
To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 5.3% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 15.1%, 9.7% and 6.4% for the one-year, five-year and ten-year periods ended December 31, 2017, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 14.1%, 9.5% and 5.7% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

[3]	The health care cost trend rate gradually declines to 5.0% for 2022 and beyond.
As of December 31, 2017, Edison International and SCE had unrecognized pension costs of $347 million and $292 million, and unrecognized PBOP gains of $22 million and $26 million, respectively. The unrecognized pension costs and PBOP gains primarily consisted of the cumulative impact of the reduced discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred costs (gains), $271 million of SCE's pension costs and $(26) million of SCE's PBOP gains are recorded as regulatory assets and regulatory liabilities, respectively, and are expected to be recovered (refunded) over the average expected future service of employees.
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
The following table summarizes the increase or (decrease) to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(381)	$463	$(342)	$417
Change to accumulated benefit obligation for PBOP	(328)	382	(327)	380
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
The following table summarizes the increase or (decrease) to accumulated benefit obligation and annual aggregate service and interest costs for PBOP if the health care cost trend rate was changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%
Change to accumulated benefit obligation for PBOP	$247	$(203)	$246	$(202)
Change to annual aggregate service and interest costs	9	(8)	9	(8)
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
Application to Southern California Wildfires
As discussed in "Management Overview," in December 2017, several wind-driven wildfires (the "December 2017 Wildfires") impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The causes of the December 2017 Wildfires are being investigated by Cal Fire and other fire agencies. SCE believes the investigations include the possible role of SCE's facilities.
Any potential liability of SCE for December 2017 Wildfire-related damages will depend on a number of factors, including whether SCE is determined to have substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation.
Management judgment was required to assess whether a loss contingency was probable and reasonably estimable. Given the preliminary stages of the investigations and the uncertainty as to the causes of the December 2017 Wildfires, and the extent and magnitude of potential damages, Edison International and SCE determined that it is possible, but not probable a loss had occurred as of December 31, 2017. Over the course of the various investigations, new facts may emerge as to the cause of the December 2017 Wildfires and the extent and magnitude of potential damages. If new facts are learned that cause management to conclude a loss is probable and reasonably estimable, Edison International and SCE would record an accrued liability at that time.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
RISK FACTORS
RISKS RELATING TO EDISON INTERNATIONAL
Edison International's liquidity and ability to pay dividends depends on SCE's ability to pay dividends and tax allocation payments to Edison International, monetization of tax benefits retained by EME, ability to borrow funds, and access to capital markets.
Edison International is a holding company and, as such, it has no operations of its own. Edison International's ability to meet its financial obligations, make investments, and to pay dividends on its common stock is primarily dependent on the earnings and cash flows of SCE and its ability to make upstream distributions. Prior to paying dividends to Edison International, SCE has financial and regulatory obligations that must be satisfied, including, among others, debt service and preferred and preference stock dividends. In addition, CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of both Edison International and SCE. Further, SCE and Edison International cannot pay dividends if California law requirements for the declaration of dividends are not met. For information on the California law requirements on the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends." SCE may also owe tax-allocation payments to Edison International under applicable tax-allocation agreements. See "Risks Relating to Southern California Edison Company" below for further discussion.
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
Edison International, through Edison Energy Group, is pursuing an energy services and managed portfolio solutions business focused on large C&I customers by providing unbiased expertise to help define energy requirements and implement solutions to better manage energy costs and risks. There is no assurance that these activities will lead to growth or be profitable.
Edison International is also exploring the sale of SoCore Energy, its solar business. There is no assurance that this will lead to a sale of the business, that a loss on sale will not result or that if a sale is not completed, that future solar activities will be profitable.
RISKS RELATING TO SOUTHERN CALIFORNIA EDISON COMPANY
Regulatory Risks
SCE's financial results depend upon its ability to recover its costs and to earn a reasonable rate of return on capital investments in a timely manner from its customers through regulated rates.
SCE's ongoing financial results depend on its ability to recover its costs from its customers, including the costs of electricity purchased for its customers, through the rates it charges its customers as approved by the CPUC and FERC. SCE's financial results also depend on its ability to earn a reasonable return on capital, including long-term debt and equity. SCE's ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time lag between when costs are incurred and when those costs are recovered in customers' rates and differences between the forecast or authorized costs embedded in rates (which are set on a prospective basis) and the amount of actual costs incurred. The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may be required to incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, to the extent SCE is required to pay uninsured wildfire-related damages, SCE may be forced to do so before it is clear that such costs will be recoverable from customers. In addition, while SCE supports California’s environmental goals, it may be prevented from fully executing on its strategy to support such goals by regulatory delay or lack of approval of cost-recovery for the costs of such strategic actions from the relevant regulatory agencies. In addition, SCE's capital investment plan, increasing procurement of renewable power and energy storage, increasing environmental regulations, leveling demand, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customer rates. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover its costs (including an adequate return on capital) in rates in a timely manner, its financial condition and results of operations could be materially affected. For further information on SCE's rate requests, see "Management Overview—2018 General Rate Case" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—FERC Formula Rate" in the MD&A.
SCE is subject to extensive regulation and the risk of adverse regulatory decisions and changes in applicable regulations or legislation.
SCE operates in a highly regulated environment. SCE's business is subject to extensive federal, state and local energy, environmental and other laws and regulations. Among other things, the CPUC regulates SCE's retail rates and capital structure, and the FERC regulates SCE's wholesale rates. The NRC regulates the decommissioning of San Onofre in addition to the local and state agencies that require permits. The construction, planning, and siting of SCE's power plants and transmission lines in California are also subject to regulation by the CPUC and other local, state and federal agencies.
SCE must periodically apply for licenses and permits from these various regulatory authorities and abide by their respective orders. Should SCE be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose penalties or disallowances on SCE, SCE may be prevented from executing its strategy and its business could be materially affected. The process of obtaining licenses and permits from regulatory authorities may be delayed or defeated by opponents and such delay or defeat could have a material effect on SCE's business.
Rules, restrictions and processes around ex parte communications could result in delayed decisions, increased investigations, enforcement actions and penalties. In addition, the CPUC or other parties may initiate investigations of past communications between public utilities, including SCE, and CPUC officials and staff that could result in reopening completed proceedings for reconsideration.
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
Operating Risks
Damage claims against SCE for wildfire-related losses may materially affect SCE’s financial condition and results of operations.
Prolonged drought conditions and shifting weather patterns in California resulting from climate change as well as increased tree mortality rates have increased the duration of the wildfire season and the risk of severe wildfire events. Severe wildfires and increased urban development in high fire risk areas in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of utility practices and/or the failure of electric and other utility equipment. Certain California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property losses resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in December 2017, the CPUC issued a decision denying the investor-owned utility's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that the investor-owned utility did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. An inability to recover uninsured wildfire-related costs could materially affect SCE's business, financial condition and results of operations. For example, if SCE is found liable for damages related to the December 2017 Wildfires, and SCE is unable to, or believes that it will be unable to, recover those damages, SCE may not have sufficient cash or equity to pay dividends to Edison International or may be prohibited from declaring such dividends because it does not meet California law requirements for the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the MD&A. See "Management Overview—Southern California Wildfires" in the MD&A.
SCE's insurance coverage for wildfires arising from its ordinary operations may not be sufficient.
Edison International has experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could arise from SCE's ordinary operations. Edison International, SCE or its contractors may experience coverage reductions and/or increased wildfire insurance costs in future years. No assurance can be given that losses will not exceed the limits of SCE's or its contractors' insurance coverage. SCE may not be able to recover uninsured losses and increases in the cost of insurance in customer rates. Losses which are not fully insured or cannot be recovered in customer rates could materially affect Edison International's and SCE's financial condition and results of operations. For more information on wildfire insurance risk, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies—Southern California Wildfires."
There are inherent risks associated with owning and decommissioning nuclear power generating facilities and obtaining cost reimbursement, including, among other things, costs exceeding estimates, execution risks, potential harmful effects on the environment and human health and the hazards of storage, handling and disposal of radioactive materials. Existing insurance and ratemaking arrangements may not protect SCE fully against losses from a nuclear incident.

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
Climate change exacerbated weather-related incidents and other natural disasters could materially affect SCE's financial condition and results of operations.
Weather-related incidents and other natural disasters, including storms, wildfires, mudslides and earthquakes, can disrupt the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver power to SCE's customers. Climate change has caused, and exacerbated, extreme weather events and wildfires in southern California. These events can lead to lost revenue and increased expense, including higher maintenance and repair costs, which SCE may not be able to recover from its customers. They can also result in regulatory penalties and disallowances, particularly if SCE encounters difficulties in restoring power to its customers on a timely basis or if fire-related losses are found to be the result of utility practices and/or the failure of electric and other utility equipment. These occurrences could materially affect SCE's business, financial condition and results of operations, and the inability to restore power to SCE's customers could also materially damage the business reputation of SCE and Edison International.
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
SCE regularly accesses the capital markets to finance its activities and is expected to do so by its regulators as part of its obligation to serve as a regulated utility. SCE's needs for capital for its ongoing infrastructure investment program are substantial. SCE's ability to obtain financing, as well as its ability to refinance debt and make scheduled payments of principal, interest and preferred stock dividends, are dependent on numerous factors, including SCE's levels of indebtedness, maintenance of acceptable credit ratings, financial performance, liquidity and cash flow, and other market conditions. In addition, the actions of other California investor-owned utilities and the CPUC can affect market conditions and therefore, SCE's ability to obtain financing. SCE's inability to obtain additional capital from time to time could have a material effect on SCE's liquidity and operations.
Competitive and Market Risks
SCE's inability to effectively and timely respond to the changes that the electricity industry is undergoing, as a result of increased competition, technological advances, and changes to the regulatory environment, could materially impact SCE’s business model, financial condition and results of operations.
California utilities are experiencing increasing deployment by customers and third parties of DERs, such as solar generation, energy storage, energy efficiency and demand response technologies. California’s environmental policy objectives are accelerating the pace and scope of industry change. This change will require modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect DERs. In addition, enabling California’s clean energy economy goals will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options and electric vehicle infrastructures. To this end, the CPUC is conducting proceedings to: evaluate changes to the planning and operation of the electric distribution grid in order to prepare for higher penetration of DERs; consider future grid modernization and grid reinforcement investments; evaluate if traditional grid investments can be deferred by DERs, and if feasible, what, if any, compensation to utilities would be appropriate; and clarify the role of the electric distribution grid operator. The outcome of the CPUC's proceedings may impact SCE's business model, its ability to execute on its strategy, and ultimately its financial condition and results of operations. For more information, see "Management Overview—Capital Program—Distribution Grid Development" in the MD&A.
Customer-owned generation and CCAs each reduce the amount of electricity that customers purchase from utilities and have the effect of increasing utility rates unless customer rates are designed to allocate the costs of the distribution grid across all customers that benefit from its use. For example, customers in California who generate their own power do not currently pay all transmission and distribution charges and non-bypassable charges, subject to limitations, which result in increased utility rates for those customers who do not own their generation. If regulations aren't changed such that customers pay their share of transmission and distribution charges and non-bypassable charges or the demand for electricity reduces so significantly that SCE is no longer effectively able to recover such charges from its customers, SCE's business, financial condition and results of operations will be materially impacted.
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
Regulators, such as the NERC, and U.S. Government Departments, including the Departments of Defense, Homeland Security and Energy, have noted that threat sources continue to seek to exploit potential vulnerabilities in the U.S. national electric grid and other energy infrastructures and that such attacks and disruptions, both physical and cyber, are becoming increasingly sophisticated and dynamic. As SCE moves from an analog to a digital electric grid, new cyber security risks arise. An example of such new risks is the installation of "smart" meters in SCE's service territory. This technology may represent a new route for attacks on SCE's information systems. Additional risks may also arise as a result of proposed grid modernization efforts. SCE's operations require the continuous availability of critical information technology systems and network infrastructure. SCE's systems have been, and will likely continue to be, subjected to computer attacks of malicious codes, unauthorized access attempts, and other illicit activities, but to date, SCE has not experienced a material cybersecurity breach. Although SCE actively monitors developments in this area and is involved in various industry groups and government initiatives, no security measures can completely shield such systems and infrastructure from vulnerabilities to cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality. If SCE's information technology and operational technology systems' security measures were to be breached or a critical system failure were to occur without timely recovery, SCE could be unable to fulfill critical business functions such as delivery of electricity to customers and/or sensitive confidential personal and other data could be compromised, which could result in violations of applicable privacy and other laws, financial loss to SCE or to its customers, loss of confidence in SCE's security measures, customer dissatisfaction, and significant litigation exposure, all of which could materially affect SCE's financial condition and results of operations and materially damage the business reputation of Edison International and SCE.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures."
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Shareholders of Edison International

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Edison International and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 2018

We have served as the Company's auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Southern California Edison Company

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern California Edison and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 22, 2018

We have served as the Company's auditor since 2002.

(This page has been left blank intentionally.)

CONSOLIDATED STATMENTS

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2017	2016	2015
Total operating revenue	$12,320	$11,869	$11,524
Purchased power and fuel	4,873	4,527	4,266
Operation and maintenance	2,807	2,868	2,990
Depreciation and amortization	2,041	2,007	1,919
Property and other taxes	377	354	336
Impairment and other charges	738	21	5
Other operating income	(9)	—	—
Total operating expenses	10,827	9,777	9,516
Operating income	1,493	2,092	2,008
Interest and other income	146	123	174
Interest expense	(639)	(581)	(555)
Other expenses	(51)	(44)	(59)
Income from continuing operations before income taxes	949	1,590	1,568
Income tax expense	281	177	486
Income from continuing operations	668	1,413	1,082
Income from discontinued operations, net of tax	—	12	35
Net income	668	1,425	1,117
Preferred and preference stock dividend requirements of utility	124	123	113
Other noncontrolling interests	(21)	(9)	(16)
Net income attributable to Edison International common shareholders	$565	$1,311	$1,020
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$565	$1,299	$985
Income from discontinued operations, net of tax	—	12	35
Net income attributable to Edison International common shareholders	$565	$1,311	$1,020
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326
Continuing operations	$1.73	$3.99	$3.02
Discontinued operations	—	0.03	0.11
Total	$1.73	$4.02	$3.13
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	328	330	329
Continuing operations	$1.72	$3.94	$2.99
Discontinued operations	—	0.03	0.11
Total	$1.72	$3.97	$3.10
Dividends declared per common share	$2.2325	$1.9825	$1.7325

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2017	2016	2015
Net income	$668	$1,425	$1,117
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Net gain or loss arising during the period plus amortization included in net income	10	2	1
Prior service cost arising during the period plus amortization included in net income	—	—	1
Other	—	1	—
Other comprehensive income, net of tax	10	3	2
Comprehensive income	678	1,428	1,119
Less: Comprehensive income attributable to noncontrolling interests	103	114	97
Comprehensive income attributable to Edison International	$575	$1,314	$1,022

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2017	2016
ASSETS
Cash and cash equivalents	$1,091	$96
Receivables, less allowances of $54 million and $62 for uncollectible accounts at respective dates	717	714
Accrued unbilled revenue	212	370
Inventory	242	239
Income tax receivables	224	1
Prepaid expenses	233	103
Derivative assets	105	73
Regulatory assets	703	350
Other current assets	202	177
Total current assets	3,729	2,123
Nuclear decommissioning trusts	4,440	4,242
Other investments	73	83
Total investments	4,513	4,325
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,355 and $9,000 at respective dates	38,708	36,806
Nonutility property, plant and equipment, less accumulated depreciation of $114 and $99 at respective dates	342	194
Total property, plant and equipment	39,050	37,000
Regulatory assets	4,914	7,455
Other long-term assets	374	416
Total long-term assets	5,288	7,871

Total assets	$52,580	$51,319

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2017	2016
LIABILITIES AND EQUITY
Short-term debt	$2,393	$1,307
Current portion of long-term debt	481	981
Accounts payable	1,503	1,342
Accrued taxes	23	50
Customer deposits	281	269
Derivative liabilities	1	216
Regulatory liabilities	1,121	756
Other current liabilities	1,265	991
Total current liabilities	7,068	5,912
Long-term debt	11,642	10,175
Deferred income taxes and credits	4,567	8,327
Derivative liabilities	—	941
Pensions and benefits	943	1,354
Asset retirement obligations	2,908	2,590
Regulatory liabilities	8,614	5,726
Other deferred credits and other long-term liabilities	2,953	2,102
Total deferred credits and other liabilities	19,985	21,040
Total liabilities	38,695	37,127
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	19	5
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,526	2,505
Accumulated other comprehensive loss	(43)	(53)
Retained earnings	9,188	9,544
Total Edison International's common shareholders' equity	11,671	11,996
Noncontrolling interests – preferred and preference stock of utility	2,193	2,191
Other noncontrolling interests	2	—
Total equity	13,866	14,187

Total liabilities and equity	$52,580	$51,319

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$668	$1,425	$1,117
Less: Income from discontinued operations	—	12	35
Income from continuing operations	668	1,413	1,082
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,115	2,098	2,005
Allowance for equity during construction	(87)	(74)	(87)
Impairment and other charges	738	—	5
Deferred income taxes and investment tax credits	498	190	449
Other	22	20	(28)
Nuclear decommissioning trusts	(197)	(179)	(428)
EME settlement payments, net of insurance proceeds	—	(209)	(176)
Changes in operating assets and liabilities:
Receivables	7	52	49
Inventory	(12)	8	14
Accounts payable	50	35	8
Tax receivables and payables	(250)	(6)	(28)
Other current assets and liabilities	34	211	(24)
Derivative assets and liabilities, net	(28)	13	45
Regulatory assets and liabilities, net	4	(292)	1,729
Other noncurrent assets and liabilities	25	(24)	(106)
Net cash provided by operating activities	3,587	3,256	4,509
Cash flows from financing activities:
Long-term debt issued or remarketed, net of premium, discount and issuance costs of $2, $7, and $17 for respective years	2,233	397	1,420
Long-term debt matured or repurchased	(1,285)	(220)	(762)
Preference stock issued, net	462	294	319
Preference stock redeemed	(475)	(125)	(325)
Short-term debt financing, net	1,084	611	(572)
Payments for stock-based compensation	(393)	(237)	(197)
Receipts from stock option exercises	215	135	128
Dividends and distribution to noncontrolling interests	(125)	(123)	(116)
Dividends paid	(707)	(626)	(544)
Other	(2)	(11)	61
Net cash provided by (used in) financing activities	1,007	95	(588)
Cash flows from investing activities:
Capital expenditures	(3,828)	(3,734)	(4,225)
Proceeds from sale of nuclear decommissioning trust investments	5,239	3,212	3,506
Purchases of nuclear decommissioning trust investments	(5,042)	(3,033)	(3,132)
Life insurance policy loans proceeds	26	140	—
Other	6	(1)	(41)
Net cash used in investing activities	(3,599)	(3,416)	(3,892)
Net increase (decrease) in cash and cash equivalents	995	(65)	29
Cash and cash equivalents at beginning of year	96	161	132
Cash and cash equivalents at end of year	$1,091	$96	$161
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity						Edison International

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,445	$(58)	$8,573	$10,960	$—	$2,022	$12,982
Net income	—	—	1,020	1,020	—	113	1,133
Other comprehensive loss	—	2	—	2	—	—	2
Common stock dividends declared ($1.7325 per share)	—	—	(564)	(564)	—	—	(564)
Dividends and distributions to noncontrolling interests and other	—	—	—	—	—	(113)	(113)
Stock-based compensation and other	15	—	(85)	(70)	—	—	(70)
Noncash stock-based compensation and other	24	—	—	24	—	—	24
Issuance of preference stock	—	—	—	—	—	319	319
Redemption of preference stock	—	—	(4)	(4)	—	(321)	(325)
Balance at December 31, 2015	$2,484	$(56)	$8,940	$11,368	$—	$2,020	$13,388
Net income	—	—	1,311	1,311	—	123	1,434
Other comprehensive income	—	3	—	3	—	—	3
Common stock dividends declared ($1.9825 per share)	—	—	(646)	(646)	—	—	(646)
Dividends and distributions to noncontrolling interests and other	—	—	—	—	—	(123)	(123)
Stock-based compensation and other	(1)	—	(59)	(60)	—	—	(60)
Noncash stock-based compensation and other	22	—	—	22	—	—	22
Issuance of preference stock	—	—	—	—	—	294	294
Redemption of preference stock	—	—	(2)	(2)	—	(123)	(125)
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$—	$2,191	$14,187
Net income	—	—	565	565	(18)	124	671
Other comprehensive income	—	10	—	10	—	—	10
Contribution from tax equity investor	—	—	—	—	20	—	20
Common stock dividends declared ($2.2325 per share)	—	—	(727)	(727)	—	—	(727)
Dividends and distributions to noncontrolling interests and other	—	—	—	—	—	(124)	(124)
Stock-based compensation and other	—	—	(179)	(179)	—	—	(179)
Noncash stock-based compensation and other	21	—	—	21	—	—	21
Issuance of preference stock	—	—	—	—	—	462	462
Redemption of preference stock	—	—	(15)	(15)	—	(460)	(475)
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2017	2016	2015
Operating revenue	$12,254	$11,830	$11,485
Purchased power and fuel	4,873	4,527	4,266
Operation and maintenance	2,671	2,737	2,890
Depreciation and amortization	2,032	1,998	1,915
Property and other taxes	372	351	334
Impairment and other charges	716	—	—
Other operating income	(8)	—	—
Total operating expenses	10,656	9,613	9,405
Operating income	1,598	2,217	2,080
Interest and other income	145	123	123
Interest expense	(589)	(541)	(526)
Other expenses	(48)	(44)	(59)
Income before income taxes	1,106	1,755	1,618
Income tax expense	(30)	256	507
Net income	1,136	1,499	1,111
Less: Preferred and preference stock dividend requirements	124	123	113
Net income available for common stock	$1,012	$1,376	$998

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2017	2016	2015
Net income	$1,136	$1,499	$1,111
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during period plus amortization included in net income	1	1	5
Prior service cost arising during the period plus amortization included in net income	—	—	1
Other	—	1	—
Other comprehensive income, net of tax	1	2	6
Comprehensive income	$1,137	$1,501	$1,117

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2017	2016
ASSETS
Cash and cash equivalents	$515	$39
Receivables, less allowances of $53 and $61 for uncollectible accounts at respective dates	693	699
Accrued unbilled revenue	212	369
Inventory	242	239
Income tax receivables	229	16
Prepaid expenses	228	98
Derivative assets	105	73
Regulatory assets	703	350
Other current assets	160	148
Total current assets	3,087	2,031
Nuclear decommissioning trusts	4,440	4,242
Other investments	52	50
Total investments	4,492	4,292
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,355 and $9,000 at respective dates	38,708	36,806
Nonutility property, plant and equipment, less accumulated depreciation of $97 and $89 at respective dates	77	75
Total property, plant and equipment	38,785	36,881
Regulatory assets	4,914	7,455
Other long-term assets	237	232
Total long-term assets	5,151	7,687

Total assets	$51,515	$50,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2017	2016
LIABILITIES AND EQUITY
Short-term debt	$1,238	$769
Current portion of long-term debt	479	579
Accounts payable	1,519	1,344
Accrued taxes	24	45
Customer deposits	281	269
Derivative liabilities	1	216
Regulatory liabilities	1,121	756
Other current liabilities	1,224	729
Total current liabilities	5,887	4,707
Long-term debt	10,428	9,754
Deferred income taxes and credits	5,890	9,886
Derivative liabilities	—	941
Pensions and benefits	483	896
Asset retirement obligations	2,892	2,586
Regulatory liabilities	8,614	5,726
Other deferred credits and other long-term liabilities	2,649	1,912
Total deferred credits and other liabilities	20,528	21,947
Total liabilities	36,843	36,408
Commitments and contingencies (Note 11)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	671	657
Accumulated other comprehensive loss	(19)	(20)
Retained earnings	9,607	9,433
Total common shareholder's equity	12,427	12,238
Preferred and preference stock	2,245	2,245
Total equity	14,672	14,483
Total liabilities and equity	$51,515	$50,891

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2017	2016	2015
Cash flows from operating activities:
Net income	$1,136	$1,499	$1,111
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,101	2,085	1,996
Allowance for equity during construction	(87)	(74)	(87)
Impairment and other charges	716	—	—
Deferred income taxes and investment tax credits	304	88	308
Other	12	9	14
Nuclear decommissioning trusts	(197)	(179)	(428)
Changes in operating assets and liabilities:
Receivables	6	25	25
Inventory	(11)	(3)	19
Accounts payable	50	45	30
Tax receivables and payables	(234)	(16)	(16)
Other current assets and liabilities	69	185	(42)
Derivative assets and liabilities, net	(28)	13	45
Regulatory assets and liabilities, net	4	(292)	1,729
Other noncurrent assets and liabilities	(116)	138	(80)
Net cash provided by operating activities	3,725	3,523	4,624
Cash flows from financing activities:
Long-term debt issued or remarketed, net of premium, discount and issuance costs of $10 and $(17) for the years ended 2017 and 2015, respectively	1,445	—	1,413
Long-term debt matured or repurchased	(882)	(217)	(761)
Preference stock issued, net	462	294	319
Preference stock redeemed	(475)	(125)	(325)
Short-term debt financing, net	469	719	(619)
Payments for stock-based compensation	(86)	(127)	(78)
Receipts from stock option exercises	48	76	68
Dividends paid	(697)	(824)	(874)
Other	(41)	(15)	45
Net cash provided by (used in) financing activities	243	(219)	(812)
Cash flows from investing activities:
Capital expenditures	(3,740)	(3,633)	(4,210)
Proceeds from sale of nuclear decommissioning trust investments	5,239	3,212	3,506
Purchases of nuclear decommissioning trust investments	(5,042)	(3,033)	(3,132)
Life insurance policy loans proceeds	26	140	—
Other	25	23	12
Net cash used in investing activities	(3,492)	(3,291)	(3,824)
Net increase (decrease) in cash and cash equivalents	476	13	(12)
Cash and cash equivalents, beginning of year	39	26	38
Cash and cash equivalents, end of year	$515	$39	$26

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2014	$2,168	$618	$(28)	$8,454	$2,070	$13,282
Net income	—	—	—	1,111	—	1,111
Other comprehensive loss	—	—	6	—	—	6
Dividends declared on common stock	—	—	—	(611)	—	(611)
Dividends declared on preferred and preference stock	—	—	—	(113)	—	(113)
Stock-based compensation	—	23	—	(33)	—	(10)
Noncash stock-based compensation	—	13	—	—	—	13
Issuance of preference stock	—	(6)	—	—	325	319
Redemption of preference stock	—	4	—	(4)	(325)	(325)
Balance at December 31, 2015	$2,168	$652	$(22)	$8,804	$2,070	$13,672
Net income	—	—	—	1,499	—	1,499
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(701)	—	(701)
Dividends declared on preferred and preference stock	—	—	—	(123)	—	(123)
Stock-based compensation	—	—	—	(44)	—	(44)
Noncash stock-based compensation	—	9	—	—	—	9
Issuance of preference stock	—	(6)	—	—	300	294
Redemption of preference stock	—	2	—	(2)	(125)	(125)
Balance at December 31, 2016	$2,168	$657	$(20)	$9,433	$2,245	$14,483
Net income	—	—	—	1,136	—	1,136
Other comprehensive income	—	—	1	—	—	1
Dividends declared on common stock	—	—	—	(785)	—	(785)
Dividends declared on preferred and preference stock	—	—	—	(124)	—	(124)
Stock-based compensation	—	—	—	(38)	—	(38)
Noncash stock-based compensation	—	12	—	—	—	12
Issuance of preference stock	—	(13)	—	—	475	462
Redemption of preference stock	—	15	—	(15)	(475)	(475)
Balance at December 31, 2017	$2,168	$671	$(19)	$9,607	$2,245	$14,672

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE") and Edison Energy Group, Inc. ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for subsidiaries, including Edison Energy, LLC ("Edison Energy") and SoCore Energy LLC ("SoCore Energy"), engaged in pursuing competitive business opportunities across energy services, managed portfolio solutions, and distributed solar solutions for commercial and industrial customers. Such business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission ("CPUC") and the Federal Energy Regulatory Commission ("FERC"). SCE applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. In addition, SCE recognizes revenue and regulatory assets from alternative revenue programs, which enables the utility to adjust future rates in response to past activities or completed events, if certain criteria are met, even for programs that do not qualify for recognition of "traditional" regulatory assets and liabilities. SCE assesses, at the end of each reporting period, whether regulatory assets are probable of future recovery. See Note 10 for composition of regulatory assets and liabilities.
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
Cash Equivalents
Cash equivalents includes investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	December 31,
(in millions)	2017	2016	2017	2016
Money market funds	$1,024	$41	$483	$18
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	December 31,
(in millions)	2017	2016	2017	2016
Book balances reclassified to accounts payable	$64	$138	$63	$136

Restricted Cash
Edison International's restricted cash at December 31, 2017 and 2016 were $41 million and $18 million, respectively. Restricted cash primarily relates to funds held by SoCore Energy and its consolidated affiliates pursuant to project financing or purchase agreements; most of which are expected to lapse by the end of 2018.
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are provided based upon a variety of factors, including historical amounts written-off, current economic conditions and assessment of customer collectability.
Inventory
SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at average cost.
Emission Allowances
SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted-average cost or market. SCE had GHG allowances of $127 million and $113 million at December 31, 2017 and 2016, respectively. GHG emission obligations were $129 million and $95 million at December 31, 2017 and 2016, respectively, and are classified as "Other current liabilities" on the consolidated balance sheets.
Property, Plant and Equipment
SCE plant additions, including replacements and betterments, are capitalized. Direct material and labor and indirect costs such as construction overhead, administrative and general costs, pension and benefits, and property taxes are capitalized as part of plant additions. The CPUC authorizes a capitalization rate for each of the indirect costs which are allocated to each project based on either labor or total costs.
Estimated useful lives (authorized by the CPUC) and weighted-average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted-Average Useful Lives
Generation plant	10 years to 55 years	37 years
Distribution plant	20 years to 60 years	43 years
Transmission plant	40 years to 65 years	52 years
General plant and other	5 years to 60 years	22 years
Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. Depreciation expense was $1.61 billion, $1.52 billion and $1.42 billion for 2017, 2016 and 2015, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 3.8%, 3.8% and 3.9% for 2017, 2016 and 2015, respectively. The original costs of retired property is charged to accumulated depreciation.
Nuclear fuel for the Palo Verde Nuclear Generating Station ("Palo Verde") is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Palo Verde nuclear fuel is amortized using the units of production method.
Allowance for funds used during construction ("AFUDC") represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $87 million, $74 million and $87 million in 2017, 2016 and 2015, respectively, and is reflected in "Interest and other income." AFUDC debt was $28 million, $23 million and $31 million in 2017, 2016 and 2015, respectively and is reflected as a reduction of "Interest expense."

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
Goodwill
Edison International assesses goodwill through annual goodwill impairment tests, at the reporting unit level as of October 1st of each year. Edison International will update these tests between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value. During 2017, Edison International completed a strategic review of Edison Energy Group's competitive businesses. Edison International has concluded that it will evaluate strategic options, including potential sale opportunities, for SoCore Energy. In connection with the strategic review of the Edison Energy Group's competitive businesses, Edison International evaluated the recoverability of goodwill and recorded an impairment of SoCore Energy's goodwill totaling $16.5 million ($10 million after-tax) in the second quarter of 2017.
The fair value of the Edison Energy and SoCore Energy reporting units exceeded their carrying values at the date of the impairment analysis. As of December 31, 2017 and 2016, goodwill is comprised of $78 million at each year end at the Edison Energy reporting unit and $5 million and $22 million, respectively, at the SoCore Energy reporting unit.
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
SCE adjusts its nuclear decommissioning obligation into a nuclear-related ARO regulatory asset and also records an ARO regulatory liability as a result of timing differences between the recognition of costs and the recovery of costs through the ratemaking process. For further information, see Notes 9 and 10.
SCE has not recorded an asset retirement obligation for assets that are expected to operate indefinitely or where SCE cannot estimate a settlement date (or range of potential settlement dates). As such, ARO liabilities are not recorded for certain retirement activities, including certain hydroelectric facilities.
The following table summarizes the changes in SCE's ARO liability, including San Onofre Nuclear Generating Station ("San Onofre") and Palo Verde:

	December 31,
(in millions)	2017	2016
Beginning balance	$2,586	$2,762
Accretion[1]	166	157
Revisions	376	(165)
Liabilities settled	(236)	(168)
Ending balance	$2,892	$2,586

[1]	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.

The recorded liability to decommission SCE's nuclear power facilities (included in the table above) is $2.6 billion as of December 31, 2017. In 2016, SCE updated the recorded liability for Palo Verde and San Onofre Unit 1 based on the 2013 decommissioning study performed for Palo Verde and the 2014 study for San Onofre Unit 1. In 2017, SCE further revised the recorded liability for Palo Verde and San Onofre Units 2 and 3 based on updated cost estimates, including changes related to onboarding the general contractor. The final site specific study for San Onofre Units 2 and 3 is expected to be filed in March 2018 as part of the 2018 NDCTP which may result in additional changes to the ARO estimate.
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
SCE has collected in rates amounts for the future decommissioning of its nuclear assets, and has placed those amounts in independent trusts. Amounts collected in rates in excess of the ARO liability are classified as regulatory liabilities.
Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $7.2 billion through 2079 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 1.6% to 7.5% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 2.4% to 3.8%. Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts. If the assumed return on trust assets is not earned or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates. See Note 9 for further information.
Due to regulatory recovery of SCE's nuclear decommissioning expense, prudently incurred costs for nuclear decommissioning activities do not affect SCE's earnings. SCE's nuclear decommissioning costs are subject to CPUC review through the triennial regulatory proceeding. SCE's nuclear decommissioning trust investments primarily consist of fixed income and equity investments that are classified as available-for-sale. Due to regulatory mechanisms, earnings and realized gains and losses (including other-than-temporary impairments) have no impact on earnings. Unrealized gains and losses on decommissioning trust funds increase or decrease the trust assets and the related regulatory asset or liability and have no impact on electric utility revenue or decommissioning expense. SCE reviews each security for other-than-temporary impairment on the last day of each month. If the fair value on the last day of two consecutive months is less than the cost for that security, SCE recognizes a loss for the other-than-temporary impairment. If the fair value is greater or less than the carrying value for that security at the time of sale, SCE recognizes a related realized gain or loss, respectively.
Deferred Financing Costs
Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $168 million and $184 million at December 31, 2017 and 2016, respectively, reflected as long-term "Regulatory assets" in the consolidated balance sheets. Edison International and SCE had unamortized debt issuance costs related to issuances under the credit facilities of $15 million and $7 million at December 31, 2017, respectively, and $10 million and $7 million at December 31, 2016, respectively, reflected in "Other long-term assets" on the consolidated balance sheets. In addition, Edison International and SCE had debt issuance costs related to issuances of long-term debt of $88 million and $77 million at December 31, 2017, respectively, and $81 million and $71 million at December 31, 2016, respectively, reflected as a reduction of "Long-term debt" on the consolidated balance sheets.
Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE
	Years ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Amortization of deferred financing costs charged to interest expense	$30	$31	$33	$27	$27	$28

Revenue Recognition
Revenue is recognized when electricity is delivered and includes amounts for services rendered but unbilled at the end of each reporting period as reflected in "Operating revenue" on the consolidated statements of income. Rates charged to customers are based on CPUC- and FERC-authorized revenue requirements. CPUC rates are implemented subsequent to final approval.
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
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis and reflected in electric utility revenue and other operation and maintenance expense. SCE's franchise fees billed to customers and recorded as revenue were $133 million, $111 million and $138 million in 2017, 2016 and 2015, respectively. When SCE acts as an agent, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
Power Purchase Agreements
SCE enters into power purchase agreements in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity ("VIE"). If SCE is the primary beneficiary in the VIE, SCE should consolidate the VIE. None of SCE's power purchase agreements resulted in consolidation of a VIE at December 31, 2017 and 2016. See Note 3 for further discussion of power purchase agreements that are considered variable interests.
A power purchase agreement may also contain a lease for accounting purposes. This generally occurs when a power purchase agreement designates a specific power plant in which the buyer purchases substantially all of the output and does not otherwise meet a fixed price per unit of output exception. SCE has a number of power purchase agreements that contain leases. SCE's recognition of lease expense conforms to the ratemaking treatment for SCE's recovery of the cost of electricity and is recorded in "Purchased power and fuel" on the consolidated statements of income. See Note 11 for further discussion of SCE's power purchase agreements, including agreements that are classified as operating and capital leases for accounting purposes.
A power purchase agreement that does not contain a lease may be classified as a derivative which is recorded at fair value on the consolidated balance sheets. These power purchase agreements may be eligible for an election to designate as a normal purchase and sale, which is accounted for on an accrual basis as an executory contract. See Note 6 for further information on derivative instruments.
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
Leases
SCE enters into power purchase agreements that may contain leases, as discussed under "Power Purchase Agreements" above. SCE also enters into a number of agreements to lease property and equipment in the normal course of business. Minimum lease payments under SCE's operating leases for property and equipment are reflected in "Operation and maintenance" on the consolidated statements of income.
Stock-Based Compensation
Stock options, performance shares, deferred stock units and restricted stock units have been granted under Edison International's long-term incentive compensation programs. Generally, Edison International does not issue new common stock for settlement of equity awards, which are recorded as part of retained earnings. Rather, a third party is used to purchase shares from the market and deliver such shares for the settlement of option exercises, performance shares, deferred stock units and restricted stock units. The performance shares awarded that are earned are settled solely in cash. Deferred stock units and restricted stock units are settled in common stock; however, Edison International will substitute cash awards to the extent necessary to pay tax withholding or any government levies.
Stock-based compensation expense is recognized on a straight-line basis over the requisite service period and is based on the number of awards that are expected to vest. Edison International and SCE estimate the number of awards that are expected to vest rather than account for forfeitures when they occur. For awards granted to retirement-eligible participants, stock compensation expenses are recognized on a prorated basis over the initial year. For awards granted to participants who become eligible for retirement during the requisite service period, stock compensation expenses are recognized over the period between the date of grant and the date the participant first becomes eligible for retirement. Under new accounting guidance adopted in 2016, share-based payments may create a permanent difference between the amount of compensation expense recognized for book and tax purposes. The tax impact of this permanent difference is recognized in earnings in the period it is created. Effective January 1, 2016, the excess tax benefits are classified as an operating activity along with other income tax cash flows on the statement of cash flows.
SCE Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. Under CPUC regulations, SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month average basis, or otherwise satisfies the CPUC requirements.
If the Revised San Onofre Settlement Agreement is approved by the CPUC, SCE may exclude the $448 million after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure. See Note 11 for discussion of the Revised San Onofre Settlement Agreement.
At December 31, 2017, without excluding the $448 million after-tax charge, SCE's 13-month average common equity component of total capitalization was 50.0% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $511 million, resulting in a restriction on net assets of approximately $14.2 billion. If the Revised San Onofre Settlement Agreement had been approved by the CPUC at December 31, 2017, the common equity component of SCE's capital structure would have been 50.1% on a 13-month average basis.

Earnings Per Share
Edison International computes earnings per common share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards payable in common shares, including performance shares and restricted stock units, which earn dividend equivalents on an equal basis with common shares once the awards are vested. Performance shares awarded prior to 2015 that are earned are settled half in common shares and half in cash, while the performance shares awarded on or after 2015 that are earned are settled solely in cash. For further information, see Note 8. EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions, except per-share amounts)	2017	2016	2015
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$565	$1,299	$985
Participating securities dividends	—	—	(1)
Income from continuing operations available to common shareholders	$565	$1,299	$984
Weighted average common shares outstanding	326	326	326
Basic earnings per share – continuing operations	$1.73	$3.99	$3.02
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$565	$1,299	$985
Participating securities dividends	—	—	(1)
Income from continuing operations available to common shareholders	$565	$1,299	$984
Income impact of assumed conversions	—	1	1
Income from continuing operations available to common shareholders and assumed conversions	$565	$1,300	$985
Weighted average common shares outstanding	326	326	326
Incremental shares from assumed conversions	2	4	3
Adjusted weighted average shares – diluted	328	330	329
Diluted earnings per share – continuing operations	$1.72	$3.94	$2.99
In addition to the participating securities discussed above, Edison International also may award stock options which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,334,451, 167,795 and 2,046,045 shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
Income Taxes
Edison International and SCE estimate their income taxes for each jurisdiction in which they operate. This involves estimating current period tax expense along with assessing temporary differences resulting from differing treatment of items (such as depreciation) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. In December 2017, the Tax Cuts and Jobs Act ("Tax Reform") was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 35% to 21% which resulted in the re-measurement of deferred taxes using the new tax rate. See Note 7 for further information.
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
Noncontrolling Interest
Noncontrolling interest represents the portion of equity ownership in an entity that is not attributable to the equity holders of Edison International. Noncontrolling interests held by third parties that have rights to put their ownership back to a subsidiary of Edison International are classified outside shareholders' equity as redeemable noncontrolling interest. Noncontrolling interest is initially recorded at fair value and is subsequently adjusted for income allocated to the noncontrolling interest and any distributions paid to the noncontrolling interest.
Certain solar projects for commercial customers are organized as limited liability companies and have noncontrolling equity investors (referred to as tax equity investors) which are entitled to allocations of earnings, tax attributes and cash flows in accordance with contractual agreements that vary over time. These entities are consolidated for financial reporting purposes but are not subject to income taxes as the taxable income (loss) and investment tax credits are allocated to the respective owners. The total consolidated assets and liabilities of these entities were $299 million and $41 million, respectively, at December 31, 2017 and $74 million and $23 million, respectively, at December 31, 2016. Income (loss) of these entities is allocated to the noncontrolling interest based on the hypothetical liquidation at book value ("HLBV") accounting method. The HLBV accounting method is an approach that calculates the change in the claims of each member on the net assets of the investment at the beginning and end of each period. Each member's claim is equal to the amount each party would receive or pay if the net assets of the investment were to liquidate at book value. Under the contract provisions, the tax equity investors' claim on net assets decreases rapidly in early years due to allocation of tax benefits resulting in additional non-operating income allocated to Edison International ($21 million, $9 million and $16 million in 2017, 2016 and 2015, respectively).
New Accounting Guidance
Accounting Guidance Not Yet Adopted
In May 2014, the FASB issued an accounting standards update on revenue recognition and further amended the standard in 2016 and 2017. Under the new standard, revenue from contracts with customers is recognized when (or as) a good or service is transferred to the customer and the customer obtains control of the good or service. For the year ended December 31, 2017, approximately 95% of total operating revenue arises from SCE's tariff offerings that provide electricity to customers. For such arrangements, revenue from contracts with customers will be equivalent to the electricity supplied and billed in that period (including estimated billings). As such, there will not be a change in the timing or pattern of revenue recognition for such sales. Edison International and SCE have implemented process changes necessary to comply with this standard's enhanced disclosure requirements. SCE will disaggregate customer contract revenue between revenue from earnings activities and revenue from cost-recovery activities. Some revenue arrangements, such as alternative revenue programs which include balancing account overcollections and undercollections, are excluded from the scope of the new standard and, therefore, will be accounted for and presented separately from revenue recognized from contracts with customers in the disclosures. Edison International and SCE will adopt the standard by using the modified retrospective method. Edison International will recognize an immaterial cumulative effect adjustment to the opening balance of retained earnings on January 1, 2018.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments. The amendments require equity investments (excluding those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value through net income. It also amends certain disclosure requirements associated with the fair value of financial instruments. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial assets. Edison International and SCE will adopt this guidance effective January 1, 2018. SCE's nuclear decommissioning trust investments contain equity investments that are classified as available-for-sale. Due to regulatory mechanisms, the change in fair value of these investments has no impact on net income and, therefore, the adoption of this standard will not have a material impact on Edison International's and SCE's consolidated financial statements.
In February 2016, the FASB issued an accounting standards update related to lease accounting, effective January 1, 2019. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will need to recognize leases on the balance sheet as a right-of-use asset and a related lease liability, and classify the leases as either operating or finance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustments, such as initial direct costs. Edison International operating leases will result in straight-line expense while finance leases will result in a higher initial expense pattern due to the interest component. SCE, as a regulated entity, is permitted to continue to recognize expense using the timing that conforms to the regulatory rate treatment. Lessees can elect to exclude from the balance sheet short-term contracts of one year or less. The standard requires retrospective application to previously issued financial statements for 2018 and 2017. Although permitted, Edison and SCE will not elect to adopt this standard prior to January 1, 2019. The standard will provide entities with an optional transition method to apply the new requirements in the period of adoption without retrospective application to previous periods. Edison International and SCE are evaluating whether to elect this optional transition method. The adoption of this standard will increase right-of-use assets and lease liabilities in Edison International's and SCE's consolidated balance sheets. Edison International and SCE are currently implementing a new lease accounting system and are evaluating the impact this standard will have on the consolidated balance sheets and lease disclosures.
The FASB issued an accounting standards update related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses. Edison International and SCE are currently evaluating the impact of this new guidance.
The FASB issued two accounting standards updates related to the statement of cash flows. One standards update clarifies the presentation and classification of certain cash receipts and payments in the statement of cash flows and the other requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. These standards are effective January 1, 2018 and require retrospective application. Restricted cash as of December 31, 2017 was $41 million at Edison International and was less than $1 million at SCE. Currently, the changes in restricted cash balances are reflected as operating or investing activities dependent on the nature of the activities.
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
In March 2017, the FASB issued an accounting standards update which amends the current requirements related to the presentation of the components of net periodic benefit cost for an entity's defined benefit pension and other postretirement plans. The adoption of this standard is not expected to have a material impact on Edison International's and SCE's financial position or results of operations, but will result in the separate presentation of service costs as an operating expense and non-service costs within other income and expense and limit the capitalization of benefit costs to the service cost component. For the year ended December 31, 2017, service costs totaled $169 million for Edison International and $164 million for SCE and the non-service component of net periodic benefit cost was income of $72 million for Edison International and $84 million for SCE. The new standards update is effective on January 1, 2018 and is required to be adopted retrospectively with respect to the income statement presentation requirement and prospectively for the capitalization requirement.
Note 2.    Property, Plant and Equipment
SCE's property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2017	2016
Distribution	$23,633	$22,332
Transmission	13,127	12,549
Generation	3,468	3,376
General plant and other	4,534	4,633
Accumulated depreciation	(9,355)	(9,000)
	35,407	33,890
Construction work in progress	3,175	2,790
Nuclear fuel, at amortized cost	126	126
Total utility property, plant and equipment	$38,708	$36,806

Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant, and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, primarily ranging from 5 to 10 years and commencing upon operational use. Capitalized software costs, included in general plant and other above, were $1.1 billion and $1.4 billion at December 31, 2017 and 2016, respectively, and accumulated amortization was $0.6 billion and $0.8 billion, at December 31, 2017 and 2016, respectively. Amortization expense for capitalized software was $233 million, $249 million and $268 million in 2017, 2016 and 2015, respectively. At December 31, 2017, amortization expense is estimated to be $176 million, $127 million, $92 million, $62 million and $26 million for 2018 through 2022, respectively.
Jointly Owned Utility Projects
SCE owns undivided interests in several generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income. A portion of the investments in Palo Verde generating stations is included in regulatory assets on the consolidated balance sheets. For further information, see Note 10.
The following is SCE's investment in each asset as of December 31, 2017:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Net Book Value	Ownership Interest
Transmission systems:
Eldorado	$237	$14	$24	$—	$227	59%
Pacific Intertie	192	41	78	—	155	50%
Generating station:
Palo Verde (nuclear)	2,001	52	1,557	126	622	16%
Total	$2,430	$107	$1,659	$126	$1,004
In addition, SCE has ownership interests in jointly owned power poles with other companies.
Note 3.    Variable Interest Entities
A VIE is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. A subsidiary of Edison International is the primary beneficiary of entities that own solar projects (for further information, see Note 1—Noncontrolling Interests). Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include site and equipment selection, construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its California Public Utilities Commission ("CPUC")-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 11. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,898 megawatts ("MW") and 4,353 MW at December 31, 2017 and 2016, respectively, and the amounts that SCE paid to these projects were $767 million and $788 million for the years ended December 31, 2017 and 2016, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust I, Trust II, Trust III, Trust IV, Trust V and Trust VI were formed in 2012, 2013, 2014, 2015, 2016 and 2017, respectively, for the exclusive purpose of issuing the 5.625%, 5.10%, 5.75%, 5.375%, 5.45% and 5.00% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust I, Trust II, Trust III, Trust IV, Trust V and Trust VI issued to the public trust securities in the face amounts of $475 million, $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series F, Series G, Series H, Series J, Series K and Series L Preference Stock issued by SCE in the principal amounts of $475 million, $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
The Series F, Series G, Series H, Series J, Series K, and Series L Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series F, Series G, Series H, Series J, Series K or Series L Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (see Note 12 for further information). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.
In July 2017, SCE Trust I redeemed $475 million of trust securities from the public and $10,000 of common stock from SCE. As a result in September 2017, SCE Trust I was terminated. The Trust II, Trust III, Trust IV, and Trust V balance sheets as of December 31, 2017 and 2016, consisted of investments of $400 million, $275 million, $325 million, and $300 million in the Series G, Series H, Series J, and Series K Preference Stock, respectively, $400 million, $275 million, $325 million, and $300 million of trust securities, respectively, and $10,000 each of common stock. The Trust VI balance sheet as of December 31, 2017 consisted of investments of $475 million in the Series L Preference Stock, $475 million of trust securities, and $10,000 of common stock.
The following table provides a summary of the trusts' income statements:

	Years ended December 31,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2017
Dividend income	$14	$20	$16	$17	$16	$12
Dividend distributions	14	20	16	17	16	12
2016
Dividend income	$27	$20	$16	$17	$13	*
Dividend distributions	27	20	16	17	13	*
2015
Dividend income	$27	$20	$16	$6	*	*
Dividend distributions	27	20	16	6	*	*
* Not applicable

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2017 and 2016, nonperformance risk was not material for Edison International and SCE.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$9	$102	$(1)	$110
Money market funds and other	495	—	—	—	495
Nuclear decommissioning trusts:
Stocks[2]	1,596	—	—	—	1,596
Fixed Income[3]	1,065	1,665	—	—	2,730
Short-term investments, primarily cash equivalents	101	72	—	—	173
Subtotal of nuclear decommissioning trusts[4]	2,762	1,737	—	—	4,499
Total assets	3,257	1,746	102	(1)	5,104
Liabilities at fair value
Derivative contracts	—	2	1	(2)	1
Total liabilities	—	2	1	(2)	1
Net assets	$3,257	$1,744	$101	$1	$5,103

	December 31, 2016
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$68	$—	$74
Other	33	—	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	1,547	—	—	—	1,547
Fixed Income[3]	865	1,751	—	—	2,616
Short-term investments, primarily cash equivalents	36	170	—	—	206
Subtotal of nuclear decommissioning trusts[4]	2,448	1,921	—	—	4,369
Total assets	2,481	1,927	68	—	4,476
Liabilities at fair value
Derivative contracts	—	—	1,157	—	1,157
Total liabilities	—	—	1,157	—	1,157
Net assets (liabilities)	$2,481	$1,927	$(1,089)	$—	$3,319

[1]
Represents the netting of assets and liabilities under master netting agreements and cash collateral across the levels of the fair value hierarchy. Netting among positions classified within the same level is included in that level.

[2]	Approximately 69% and 70% of SCE's equity investments were located in the United States at December 31, 2017 and 2016, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $102 million and $79 million at December 31, 2017 and 2016, respectively.

[4]
Excludes net payables of $59 million and $127 million at December 31, 2017 and 2016, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $541 million and $23 million at December 31, 2017 and 2016, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	December 31,
(in millions)	2017	2016
Fair value of net liabilities at beginning of period	$(1,089)	$(1,148)
Total realized/unrealized gains:
Included in regulatory assets and liabilities[1]	133	59
Contract amendment[2]	143	—
Normal purchase and normal sale designation[3]	914	—
Fair value of net assets (liabilities) at end of period	$101	$(1,089)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$100	$(70)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2 Represents a tolling contract that was amended during the second quarter of 2017, which is no longer accounted for as a derivative as of December 31, 2017.

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

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Congestion revenue rights
December 31, 2017	$102	$—	Market simulation model and auction prices	Load forecast	5,002 MW - 22,970 MW
				Power prices[1]	$(15.00) - $120.00
				Gas prices[2]	$2.46 - $4.37
				CAISO CRR auction clearing prices	$(9.41) - $8.66
December 31, 2016	67	—	Market simulation model and auction prices	Load forecast	3,708 MW - 22,840 MW
				Power prices[1]	$3.65 - $99.58
				Gas prices[2]	$2.51 - $4.87
Tolling[3]
December 31, 2016	—	1,154	Option model	Volatility of gas prices	15% - 48%
				Volatility of power prices	29% - 71%
				Power prices	$23.40 - $51.24
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

Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2017		December 31, 2016
(in millions)	Carrying Value[1]	Fair Value	Carrying Value[1]	Fair Value
Edison International	$12,123	$13,760	$11,156	$12,368
SCE	10,907	12,547	10,333	11,539

[1]	Carrying value is net of debt issuance costs.
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
Note 5.    Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2017) of Edison International and SCE:

	December 31,
(in millions)	2017	2016
Edison International Parent and Other:
Debentures and notes:
2020 – 2023 (2.125% to 2.95%)	$1,200	$800
Other long-term debt	29	32
Current portion of long-term debt	(2)	(402)
Unamortized debt discount and issuance costs, net	(13)	(9)
Total Edison International Parent and Other	1,214	421
SCE:
First and refunding mortgage bonds:
2018 – 2047 (1.845% to 6.05%)	9,779	9,357
Pollution-control bonds:
2028 – 2035 (1.375% to 5.0%)[1]	909	774
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	307	307
Current portion of long-term debt	(479)	(579)
Unamortized debt discount and issuance costs, net	(88)	(105)
Total SCE	10,428	9,754
Total Edison International	$11,642	$10,175

[1]
Excludes outstanding bonds that have not been retired and may be remarketed to investors in the future. These bonds have variable rates and are due in 2031 at December 31, 2017 and 2031 and 2033 at December 31, 2016.

Edison International and SCE long-term debt maturities over the next five years are the following:

(in millions)	Edison International	SCE
2018	$481	$479
2019	81	79
2020	481	79
2021	580	579
2022	777	364
Project Financings
As of December 31, 2017 and 2016, indirect subsidiaries of Edison Energy Group owning solar projects had approximately $31 million (includes short-term debt of $16 million) and $22 million outstanding project debt financings with maturity dates to 2022 with weighted average interest rates of 4.50% and 4.86%. Remaining borrowings available under these agreements are approximately $67 million.
Under two of the tax equity financings, tax equity investors in related solar projects receive 99% of taxable profits and losses and tax credits of the projects as determined for federal income tax purposes for a 6-year period following the completion of the portfolio of projects and receive a priority return of 2% of their investment per year. After the 6-year period, the tax equity investors receive 5% of the taxable profits and losses and cash flow. A subsidiary of Edison Energy Group has a call option for a 9-month period following 5 years after completion of the portfolio of projects to purchase the tax equity investors interest and each tax equity investor has the right to put its ownership interest to such subsidiary in the event that the call option is not exercised. Remaining tax equity financings under these agreements are approximately $21 million.
Under a third tax equity financing completed in 2017, the tax equity investor in the related solar projects will receive an initial allocation of 99% of taxable losses and tax credits, followed by 67% of taxable income and losses after the initial period and 28.4% of cash flows until certain conditions are met, including attaining a specified rate of return. A subsidiary of Edison Energy Group has the option after certain conditions are met to purchase the tax equity investor's interest at the higher of fair value or the after-tax amount necessary to achieve a specified 20-year rate of return. Remaining tax equity financings under these agreements are approximately $38 million.
An indirect subsidiary of Edison Energy Group also entered into a non-recourse debt financing to support equity contributions in certain solar projects. The maturity date of the borrowings under this agreement is December 31, 2036. As of December 31, 2017 and 2016, there was $10 million outstanding under this agreement at a weighted average interest rate of 9%.
Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio be met. At December 31, 2017, SCE was in compliance with this debt covenant and all other financial covenants that affect access to capital.
All of the properties subject to the Edison Energy Group project financings discussed above are subject to a lien.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at December 31, 2017:

(in millions)	Edison International Parent	SCE
Commitment	$1,250	$2,750
Outstanding borrowings	(1,139)	(1,238)
Outstanding letters of credit	—	(99)
Amount available	$111	$1,413

SCE and Edison International Parent have multi-year revolving credit facilities of $2.75 billion and $1.25 billion, respectively, with both maturing in July 2022. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At December 31, 2017, commercial paper supported by SCE's credit facility, net of discount, was $738 million at a weighted-average interest rate of 1.75%. In December 2017, SCE borrowed $500 million from the credit facility which had an interest rate of 2.46% on December 31, 2017. In January 2018, SCE repaid its $500 million borrowings with cash on hand.
At December 31, 2017, letters of credit issued under SCE's credit facility aggregated $99 million and are scheduled to expire in twelve months or less. At December 31, 2016, the outstanding commercial paper, net of discount, was $769 million at a weighted-average interest rate of 0.9%.
At December 31, 2017, Edison International Parent's outstanding commercial paper, net of discount, was $639 million at a weighted-average interest rate of 1.70%. This commercial paper was supported by the $1.25 billion multi-year revolving credit facility. In December 2017, Edison International borrowed $500 million from the credit facility which had an interest rate of 2.56% on December 31, 2017. In January 2018, Edison International repaid its $500 million borrowings with cash on hand. At December 31, 2016, the outstanding commercial paper, net of discount, was $538 million at a weighted-average interest rate of 0.97%.
Debt Financing Subsequent to December 31, 2017
In January 2018, Edison International Parent borrowed $500 million under a Term Loan Agreement due in January 2019, with a variable interest rate based on the London Interbank Offered Rate plus 60 basis points. The proceeds were used to repay Edison International Parent's commercial paper borrowings discussed above.
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
Commodity Price Risk
Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE's electricity price exposure arises from energy purchased from and sold to wholesale markets as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities and PPAs. SCE's natural gas price exposure arises from natural gas purchased for the Mountainview power plant and peaker plants, QF contracts where pricing is based on a monthly natural gas index and PPAs in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $1 million and $12 million as of December 31, 2017 and 2016, respectively, for which SCE has posted collateral of less than $1 million and $12 million collateral to its counterparties at the respective dates for its derivative liabilities and related outstanding payables.

If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2017, SCE would be required to post $20 million of additional collateral of which $19 million is related to outstanding payables that are net of collateral already posted.
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

	December 31, 2017
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal[2]
Commodity derivative contracts
Gross amounts recognized	$106	$5	$111	$3	$—	$3	$108
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	(1)	—	(1)	1
Net amounts presented in the consolidated balance sheets	$105	$5	$110	$1	$—	$1	$109

	December 31, 2016
	Derivative Assets			Derivative Liabilities			Net Liability
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$74	$1	$75	$217	$941	$1,158	$1,083
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[1]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$73	$1	$74	$216	$941	$1,157	$1,083

[1]	At December 31, 2016, SCE had received $2 million of cash collateral that is not offset against derivative assets and is reflected in "Other current liabilities" on the consolidated balance sheets.
2 During the third quarter of 2017, SCE designated certain derivative contracts as normal purchase and normal sale contracts, which resulted in a reclassification of $914 million from derivative liabilities to other liabilities. These liabilities will be amortized over the remaining contract terms.
Income Statement Impact of Derivative Instruments
SCE recognizes realized gains and losses on derivative instruments as purchased power expense and expects that such gains or losses will be part of the purchased power costs recovered from customers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Due to expected future recovery from customers, unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings. The remaining effects of derivative activities and related regulatory offsets are reported in cash flows from operating activities in the consolidated statements of cash flows.

The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2017	2016	2015
Realized losses	$(14)	$(59)	$(148)
Unrealized gains (losses)	106	84	(182)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2017	2016
Electricity options, swaps and forwards	GWh	475	1,816
Natural gas options, swaps and forwards	Bcf	143	36
Congestion revenue rights	GWh	78,765	93,319
Tolling arrangements	GWh	—	61,093
Note 7.    Income Taxes
Current and Deferred Taxes
Edison International's sources of income before income taxes are:

	Years ended December 31,
(in millions)	2017	2016	2015
Income from continuing operations before income taxes	$949	$1,590	$1,568
Income from discontinued operations before income taxes	—	1	15
Income before income tax	$949	$1,591	$1,583
The components of income tax expense (benefit) by location of taxing jurisdiction are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Current:
Federal	$(221)	$(46)	$18	$(253)	$75	$72
State	4	33	19	(81)	93	127
	(217)	(13)	37	(334)	168	199
Deferred:
Federal	570	176	340	265	112	298
State	(72)	14	109	39	(24)	10
	498	190	449	304	88	308
Total continuing operations	281	177	486	(30)	256	507
Discontinued operations	—	(11)	(21)	—	—	—
Total	$281	$166	$465	$(30)	$256	$507

The components of net accumulated deferred income tax liability are:

	Edison International		SCE
	December 31,
(in millions)	2017	2016	2017	2016
Deferred tax assets:
Property and software related	$358	$549	$357	$548
Nuclear decommissioning trust assets in excess of nuclear ARO liability	404	348	404	348
Loss and credit carryforwards[1]	1,346	1,418	150	—
Regulatory asset[2]	812	15	812	15
Pension and postretirement benefits other than pensions	214	300	86	93
Other	277	419	236	408
Sub-total	3,411	3,049	2,045	1,412
Less valuation allowance	28	24	—	—
Total	3,383	3,025	2,045	1,412
Deferred tax liabilities:
Property-related	6,970	10,330	6,962	10,330
Capitalized software costs	160	237	160	237
Regulatory liability	158	134	158	134
Nuclear decommissioning trust assets	404	348	404	348
Postretirement benefits other than pensions	36	13	36	13
Other	140	202	133	148
Total	7,868	11,264	7,853	11,210
Accumulated deferred income tax liability, net[3]	$4,485	$8,239	$5,808	$9,798

[1]
As of December 31, 2017, Edison International has recorded a valuation allowance of $28 million for non-California state net operating loss carryforwards estimated to expire unused. In addition, as of December 31, 2017, deferred tax assets for net operating loss and tax credit carryforwards are reduced by unrecognized tax benefits of $77 million and $75 million for Edison International and SCE, respectively.

2 Includes an $809 million deferred tax asset, related to certain regulatory liabilities established as part of Tax Reform discussed below.

[3]	Included in deferred income taxes and credits on the consolidated balance sheets.
On December 22, 2017, Tax Reform was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 35% to 21% and is generally effective beginning January 1, 2018. US GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At the date of enactment, Edison International and SCE's deferred taxes were re-measured based upon the new tax rate. Accumulated deferred income tax liabilities, net, were reduced by $4.5 billion and $5.0 billion at Edison International and SCE, respectively. Edison International recorded income tax expense of $466 million at December 31, 2017, primarily related to the re-measurement of the federal net operating loss carryforwards (see below for more information). SCE's re-measurement of deferred taxes was recorded against regulatory assets and liabilities when the pre-tax amounts giving rise to the deferred taxes were created through ratemaking activities. SCE also had shareholder-funded pre-tax amounts that gave rise to the deferred tax assets resulting in income tax expense of $33 million.
For property acquired and placed in service by regulated utilities after September 27, 2017, Tax Reform repeals 50% bonus depreciation. As a result, SCE is required to evaluate the contractual terms of its fourth quarter 2017 capital additions to determine whether they still qualify for the prior tax law's 50% bonus depreciation, as compared to no bonus depreciation pursuant to Tax Reform. As of December 31, 2017, SCE has not completed this analysis, but recorded a reasonable estimate of the effects of these changes. SCE expects to complete this analysis during 2018.

Net Operating Loss and Tax Credit Carryforwards
The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE
	December 31, 2017
(in millions)	Loss Carryforwards	Credit Carryforwards	Loss Carryforwards	Credit Carryforwards
Expire between 2018 to 2036	$901	$451	$162	$25
No expiration date	—	71	—	38
Total[1]	$901	$522	$162	$63
As a result of Tax Reform, Edison International and SCE's federal net operating losses were re-measured at 21%. The reduction in the federal corporate income tax rate does not change the gross dollar value of taxable income that may be offset by NOLs, however that taxable income will only be taxable at 21% in future periods, thus reducing the value of NOLs utilized after 2017. Tax Reform did not impact the valuation of tax credit carryforwards, which directly offset taxes due.
Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. As a result of Tax Reform, the amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes was re-measured ($199 million and $242 million related to Capistrano Wind at December 31, 2017 and 2016, respectively). Under a tax allocation agreement, Edison International has recorded a corresponding liability, which was also re-measured, as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind of these tax benefits when realized.
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE
	Years ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Income from continuing operations before income taxes	$949	$1,590	$1,568	$1,106	$1,755	$1,618
Provision for income tax at federal statutory rate of 35%	332	556	549	387	614	566
Increase in income tax from:
Items presented with related state income tax, net:
Regulatory asset write-off[1]	—	—	382	—	—	382
State tax, net of federal benefit	2	29	5	8	43	34
Property-related[2]	(439)	(362)	(341)	(439)	(362)	(341)
Change related to uncertain tax positions	(18)	(4)	(67)	(13)	(8)	(94)
Revised San Onofre Settlement Agreement[3]	25	—	—	25	—	—
Share-based compensation[4]	(55)	(28)	—	(11)	(13)	—
Deferred tax re-measurement[5]	466	—	—	33	—	—
Other	(32)	(14)	(42)	(20)	(18)	(40)
Total income tax expense (income)from continuing operations	$281	$177	$486	$(30)	$256	$507
Effective tax rate	29.6%	11.1%	31.0%	(2.7)%	14.6%	31.3%
1 Includes federal and state.

[2]
Includes incremental repair benefits. See discussion of repair deductions below. In addition, during 2017, SCE recorded $80 million ($135 million pre-tax) of tax benefits related to tax accounting method changes resulting from the filing of SCE's 2016 tax returns.

3 Includes the write-off of an unrecovered tax regulatory asset related to the Revised San Onofre Settlement Agreement. See Note 11 for further information.

[4]
Includes state taxes of $(11) million and $(2) million for Edison International and SCE, respectively, for the year ended December 31, 2017. Includes state taxes of $(4) million and $(1) million for Edison International and SCE, respectively, for the year ended December 31, 2016. Refer to Note 1 for further information.

[5]	In 2017, Edison International and SCE recorded a charge to earnings related to the re-measurement of deferred taxes resulting from Tax Reform. See further discussion above.
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
As part of the final decision in SCE's 2015 GRC, the CPUC adopted a rate base offset associated with the incremental tax repair deductions during 2012 – 2014. The 2015 rate base offset is $324 million and amortizes on a straight line basis over 27 years. As a result of the rate base offset included in the final decision, SCE recorded an after tax charge of $382 million in 2015 to write down the net regulatory asset for recovery of deferred income taxes related to 2012 – 2014 incremental tax repair deductions which is reflected in "Income tax expense" on the consolidated statements of income. The amount of tax repair deductions the CPUC used to establish the rate base offset was based on SCE's forecast of 2012 – 2014 tax repair deductions from the Notice of Intent filed in the 2015 GRC. The amount of tax repair deductions included in the Notice of Intent was less than the actual tax repair deductions SCE reported on its 2012 through 2014 income tax returns. In April 2016, the CPUC granted SCE's request to reduce SCE's base revenue requirement balancing account ("BRRBA") by $234 million in future periods subject to the timing and final outcome of audits that may be conducted by tax authorities. The refunds resulted in flowing incremental tax benefits for 2012 – 2014 to customers. SCE refunded $133 million ($79 million after-tax) during the second quarter of 2016. SCE did not record a gain or loss from this reduction. Regulatory assets recorded from flow through tax benefits are recovered through SCE's GRC proceedings.
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

Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits for continuing and discontinued operations:

	Edison International			SCE
	December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Balance at January 1,	$471	$529	$576	$371	$353	$441
Tax positions taken during the current year:
Increases	51	36	54	51	36	48
Tax positions taken during a prior year:
Increases	—	2	66	—	—	23
Decreases[1]	(7)	(96)	(165)	(13)	(18)	(159)
Decreases for settlements during the period[2]	(83)	—	(2)	(78)	—	—
Balance at December 31,	$432	$471	$529	$331	$371	$353

[1]
Decreases in prior year tax positions for 2016 relate to state tax receivables on various claims. Due to the tax risks associated with these claims, the tax benefits were fully reserved at the time the asset was recorded. During 2016, the Company has determined that it will not recognize these assets so the tax benefit and related tax reserve were written off. Decreases in tax positions for 2015 relate primarily to re-measurement of uncertain tax positions in connection with receipt of the Internal Revenue Service ("IRS") Revenue Agent Report in June 2015. See discussions in Tax Disputes below.

[2]	In the first quarter of 2017, Edison International settled all open tax positions with the IRS for taxable years 2007 through 2012.
As of December 31, 2017 and 2016, if recognized, $308 million and $347 million, respectively, of the unrecognized tax benefits would impact Edison International's effective tax rate; and $167 million and $243 million, respectively, of the unrecognized tax benefits would impact SCE's effective tax rate.
Tax Disputes
In the first quarter of 2017, Edison International resolved all open tax positions with the IRS for taxable years 2007 through 2012. Edison International has previously made cash deposits to cover the estimated tax and interest liability from this audit cycle and expects a $7 million refund of this deposited amount.
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2014 – 2016 and 2010 – 2016 respectively. Edison International has settled all open tax position with the IRS for taxable years prior to 2013.
Tax years 1994 – 2006 are currently in settlement negotiations with the California Franchise Tax Board. While we expect to resolve these tax years within the next twelve months, the impacts cannot be reasonably estimated until further progress has been made. Tax years 2007 – 2009 are currently under protest with the California Franchise Tax Board.

Accrued Interest and Penalties
The total amount of accrued interest and penalties related to income tax liabilities for continuing and discontinued operations are:

	Edison International		SCE
	Years ended December 31,
(in millions)	2017	2016	2017	2016
Accrued interest and penalties	$115	$128	$41	$41
The net after-tax interest and penalties recognized in income tax expense for continuing and discontinued operations are:

	Edison International			SCE
	December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Net after-tax interest and penalties tax expense (benefit)	$6	$6	$(9)	$4	$2	$(14)
Note 8.    Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The following employer contributions were made for continuing operations:

	Edison International	SCE
(in millions)	Years ended December 31,
2017	$70	$69
2016	69	68
2015	73	72
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $66 million and $50 million, respectively, for the year ending December 31, 2018. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
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

Information on pension plan assets and benefit obligations for continuing and discontinued operations is shown below.

	Edison International		SCE
	Years ended December 31,
(in millions)	2017	2016	2017	2016
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,284	$4,374	$3,791	$3,878
Service cost	137	139	129	132
Interest cost	164	171	144	150
Actuarial gain	(46)	(125)	(74)	(140)
Benefits paid	(360)	(275)	(288)	(229)
Projected benefit obligation at end of year	$4,179	$4,284	$3,702	$3,791
Change in plan assets
Fair value of plan assets at beginning of year	$3,388	$3,298	$3,172	$3,080
Actual return on plan assets	483	262	442	239
Employer contributions	105	103	64	82
Benefits paid	(360)	(275)	(288)	(229)
Fair value of plan assets at end of year	$3,616	$3,388	$3,390	$3,172
Funded status at end of year	$(563)	$(896)	$(312)	$(619)
Amounts recognized in the consolidated balance sheets consist of [1]:
Long-term assets	$7	$2	$—	$—
Current liabilities	(17)	(50)	(4)	(4)
Long-term liabilities	(553)	(848)	(308)	(615)
	$(563)	$(896)	$(312)	$(619)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(1)	$(1)	$—	$—
Net loss[1]	77	93	21	24
	$76	$92	$21	$24
Amounts recognized as a regulatory asset	$271	$574	$271	$574
Total not yet recognized as expense	$347	$666	$292	$598
Accumulated benefit obligation at end of year	$4,022	$4,138	$3,585	$3,683
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$4,179	$4,284	$3,702	$3,791
Accumulated benefit obligation	4,022	4,138	3,585	3,683
Fair value of plan assets	3,616	3,388	3,390	3,172
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	3.46%	3.94%	3.46%	3.94%
Rate of compensation increase	4.10%	4.00%	4.10%	4.00%

[1]
The SCE liability excludes a long-term payable due to Edison International Parent of $114 million and $124 million at December 31, 2017 and 2016, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent. SCE's accumulated other comprehensive loss of $21 million and $24 million at December 31, 2017 and 2016, respectively, excludes net loss of $19 million and $20 million related to these benefits.

Net periodic pension expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$138	$139	$142	$133	$136	$139
Interest cost	164	172	170	149	156	155
Expected return on plan assets	(212)	(220)	(233)	(199)	(205)	(217)
Settlement costs[1]	6	—	—	—	—	—
Amortization of prior service cost	3	4	5	3	4	5
Amortization of net loss[2]	21	27	40	17	23	35
Expense under accounting standards	120	122	124	103	114	117
Regulatory adjustment (deferred)	(28)	(21)	(6)	(28)	(21)	(6)
Total expense recognized	$92	$101	$118	$75	$93	$111

[1]
Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. Lump sum payments made in 2017 to Edison International executives retiring in 2016 from the Executive Retirement Plan exceeded the estimated service and interest costs, resulting in a partial settlement of that plan. A settlement loss of approximately $6.4 million ($3.8 million after-tax) was recorded at Edison International for the year ended December 31, 2017.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International was $10 million, $10 million and $14 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amount reclassified for SCE was $6 million, $6 million and $8 million, respectively, for the years ended December 31, 2017, 2016 and 2015, respectively.

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss for continuing operations:

	Edison International			SCE
	Years ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Net loss (gain)	$—	$6	$7	$3	$4	$(9)
Settlement charges	(6)	—	—	—	—	—
Amortization of net loss	(10)	(10)	(15)	(6)	(6)	(9)
Total recognized in other comprehensive loss	$(16)	$(4)	$(8)	$(3)	$(2)	$(18)
Total recognized in expense and other comprehensive loss	$76	$97	$110	$72	$91	$93
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.
The estimated pension amounts that will be amortized to expense in 2018 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net loss to be amortized[1]	$8	$6
Unrecognized prior service cost to be amortized	3	3

[1]	The amount of net loss expected to be reclassified from other comprehensive loss for Edison International's continuing operations and SCE is $8 million and $6 million, respectively.

Edison International and SCE used the following weighted-average assumptions to determine pension expense for continuing operations:

	Years ended December 31,
	2017	2016	2015
Discount rate	3.94%	4.18%	3.85%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	6.50%	7.00%	7.00%
The following benefit payments, which reflect expected future service, are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2018	$338	$304
2019	343	303
2020	327	293
2021	324	287
2022	309	281
2023 – 2027	1,453	1,299
Postretirement Benefits Other Than Pensions ("PBOP(s)")
Employees hired prior to December 31, 2017 who are retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, and vision benefits. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Under the terms of the Edison International Health and Welfare Benefit Plan ("PBOP Plan"), each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP Plan benefits with respect to its employees and former employees. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.
The expected contributions (substantially all of which are expected to be made by SCE) for PBOP benefits are $12 million for the year ended December 31, 2018. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
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

Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$2,276	$2,350	$2,266	$2,341
Service cost	31	35	31	34
Interest cost	86	97	85	97
Special termination benefits	1	2	1	2
Plan Amendments	—	(6)	—	(6)
Actuarial loss (gain)	24	(110)	23	(110)
Plan participants' contributions	24	19	24	19
Benefits paid	(105)	(111)	(105)	(111)
Benefit obligation at end of year	$2,337	$2,276	$2,325	$2,266
Change in plan assets
Fair value of plan assets at beginning of year	$2,102	$2,036	$2,102	$2,036
Actual return on assets	297	137	297	137
Employer contributions	12	21	12	21
Plan participants' contributions	24	19	24	19
Benefits paid	(105)	(111)	(105)	(111)
Fair value of plan assets at end of year	$2,330	$2,102	$2,330	$2,102
Funded status at end of year	$(7)	$(174)	$5	$(164)
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$6	$—	$17	$—
Current liabilities	(13)	(14)	(12)	(13)
Long-term liabilities	—	(160)	—	(151)
	$(7)	$(174)	$5	$(164)
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$4	$4	$—	$—
Amounts recognized as a regulatory (liability) asset	(26)	136	(26)	136
Total not yet recognized as (income) expense	$(22)	$140	$(26)	$136
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	3.70%	4.29%	3.70%	4.29%
Assumed health care cost trend rates:
Rate assumed for following year	6.75%	7.00%	6.75%	7.00%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2022	2029	2022

Net periodic PBOP expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Service cost	$31	$35	$46	$31	$34	$46
Interest cost	86	97	102	85	97	102
Expected return on plan assets	(110)	(112)	(116)	(110)	(112)	(116)
Special termination benefits[1]	1	2	1	1	2	1
Amortization of prior service credit	(3)	(2)	(12)	(2)	(2)	(12)
Amortization of net loss	—	—	3	—	—	2
Total expense	$5	$20	$24	$5	$19	$23

[1]	Due to the reduction in workforce, SCE has incurred costs for extended retiree health care coverage.
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated PBOP amounts that will be amortized to expense in 2018 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized prior service credit to be amortized	$(1)	$(1)
Edison International and SCE used the following weighted-average assumptions to determine PBOP expense for continuing operations:

	Years ended December 31,
	2017	2016	2015
Discount rate	4.29%	4.55%	4.16%
Expected long-term return on plan assets	5.30%	5.60%	5.50%
Assumed health care cost trend rates:
Current year	7.00%	7.50%	7.75%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2022	2022	2021
A one-percentage-point change in assumed health care cost trend rate would have the following effects on continuing operations:

	Edison International		SCE
(in millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on accumulated benefit obligation as of December 31, 2017	$247	$(203)	$246	$(202)
Effect on annual aggregate service and interest costs	9	(8)	9	(8)

The following benefit payments are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2018	$93	$93
2019	96	96
2020	100	100
2021	103	103
2022	107	106
2023 – 2027	582	580
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes, and may have active and passive investment strategies within asset classes. Target allocations for 2017 pension plan assets were 29% for U.S. equities, 17% for non-U.S. equities, 35% for fixed income, 15% for opportunistic and/or alternative investments and 4% for other investments. Target allocations for 2017 PBOP plan assets (except for Represented VEBA which is 85% for fixed income, 5% for opportunistic/private equities, and 10% global equities) are 58% for global equities, 29% for fixed income, and 13% for opportunistic and/or alternative investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.
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
Edison International reviews the process/procedures of both the pricing services and the trustee to gain an understanding of the inputs/assumptions and valuation techniques used to price each asset type/class. The trustee and Edison International's validation procedures for pension and PBOP equity and fixed income securities are the same as the nuclear decommissioning trusts. For further discussion, see Note 4. The values of Level 1 mutual and money market funds are publicly quoted. The trustees obtain the values of common/collective and other investment funds from the fund managers. The values of partnerships are based on partnership valuation statements updated for cash flows. SCE's investment managers corroborate the trustee fair values.

Pension Plan
The following table sets forth the Master Trust investments for Edison International and SCE that were accounted for at fair value as of December 31, 2017 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	NAV[1]	Total
U.S. government and agency securities[2]	$184	$507	$—	$—	$691
Corporate stocks[3]	718	11	—	—	729
Corporate bonds[4]	—	676	—	—	676
Common/collective funds[5]	—	—	—	705	705
Partnerships/joint ventures[6]	—	—	—	396	396
Other investment entities[7]	—	—	—	262	262
Registered investment companies[8]	140	—	—	—	140
Interest-bearing cash	9	—	—	—	9
Other	—	106	—	—	106
Total	$1,051	$1,300	$—	$1,363	$3,714
Receivables and payables, net					(98)
Net plan assets available for benefits					$3,616
SCE's share of net plan assets					$3,390
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2016 by asset class and level within the fair value hierarchy:

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

[3]
Corporate stocks are diversified. At December 31, 2017 and 2016, respectively, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (54%) and (62%) and Morgan Stanley Capital International (MSCI) index (46%) and (38%).

[4]
Corporate bonds are diversified. At December 31, 2017 and 2016, respectively, this category includes $65 million and $76 million for collateralized mortgage obligations and other asset backed securities of which $18 million and $27 million are below investment grade.

[5]
At December 31, 2017 and 2016, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's 500 Index (41% and 45%) and Russell 1000 indexes (15%). At both December 31, 2017 and 2016, 15% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index exUS. At December 31, 2017 and 2016, a non-index U.S. equity fund representing 25% and 23% of this category for 2017 and 2016, respectively, is actively managed.

[6]
At both December 31, 2017 and 2016, 55% are invested in private equity funds with investment strategies that include branded consumer products, clean technology and California geographic focus companies. At December 31, 2017 and 2016, respectively, 23% and 22% are invested in publicly traded fixed income securities, 20% and 18% are invested in a broad range of financial assets in all global markets and 2% and 4% of the remaining partnerships are invested in asset backed securities, including distressed mortgages and commercial and residential loans and debt and equity of banks.

[7]
Other investment entities were primarily invested in (1) emerging market equity securities, (2) a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets, and (3) domestic mortgage backed securities.

[8]	Level 1 registered investment companies primarily consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index.
At December 31, 2017 and 2016, respectively, approximately 67% and 69% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Postretirement Benefits Other than Pensions
The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2017 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	NAV[1]	Total
U.S. government and agency securities[2]	$398	$33	$—	$—	$431
Corporate stocks[3]	254	—	—	—	254
Corporate notes and bonds[4]	—	845	—	—	845
Common/collective funds[5]	—	—	—	569	569
Partnerships[6]	—	—	—	82	82
Registered investment companies[7]	37	—	—	—	37
Interest bearing cash	42	—	—	—	42
Other[8]	5	84	—	—	89
Total	$736	$962	$—	$651	$2,349
Receivables and payables, net					(19)
Combined net plan assets available for benefits					$2,330

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

[3]
Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (64% and 47%) and the MSCI All Country World Index (36% and 53%) for 2017 and 2016, respectively.

[4]
Corporate notes and bonds are diversified and include approximately $36 million and $47 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2017 and 2016, respectively.

[5]
At December 31, 2017 and 2016, respectively, 75% and 39% of the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Index Investable Market Index and MSCI Europe, Australasia and Far East (EAFE) Index. 17% and 18% are invested in a non-index U.S. equity fund which is actively managed. The remaining assets in this category are primarily invested in emerging market fund at December 31, 2017 and a large cap index fund which seeks to track performance of the Russell 1000 index at December 31, 2016.

[6]
At December 31, 2017 and 2016, respectively, 56% and 59% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. 33% and 31% are invested in a broad range of financial assets in all global markets. 9% of the remaining partnerships category for both years is invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks.

[7]
At December 31, 2017, registered investment companies were primarily invested in (1) a money market fund, (2) exchange rate trade funds which seek to track performance of MSCI Emerging Market Index, Russell 2000 Index, and international small cap equities. At December 31, 2016, Level 1 registered investment companies consist of a money market fund.

[8]	Other includes $60 million and $76 million of municipal securities at December 31, 2017 and 2016, respectively.
At December 31, 2017 and 2016, respectively, approximately 61% and 63% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Stock-Based Compensation
Edison International maintains a shareholder-approved incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is 66 million shares, plus the number of any shares subject to awards issued under Edison International's prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued. As of December 31, 2017, Edison International had approximately 30 million shares remaining available for new award grants under its stock-based compensation plans.

The following table summarizes total expense and tax benefits (expense) associated with stock based compensation:

	Edison International			SCE
	Years ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Stock-based compensation expense[1]:
Stock options	$14	$14	$14	$8	$7	$8
Performance shares	2	13	7	2	6	4
Restricted stock units	6	6	7	3	3	4
Other	1	1	1	—	—	—
Total stock-based compensation expense	$23	$34	$29	$13	$16	$16
Income tax benefits related to stock compensation expense[2]	$72	$41	$12	$15	$20	$7
Excess tax benefits[2]	—	—	15	—	—	23

[1]	Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.

[2]
Under new accounting guidance adopted in 2016, share-based payments may create a permanent difference between the amount of compensation expense recognized for book and tax purposes. Beginning January 1, 2016, the excess tax impact of this permanent difference is recognized in earnings in the period it is created.

Stock Options
Under the 2007 Performance Incentive Plan, Edison International has granted stock options at exercise prices equal to the closing price at the grant date. Edison International may grant stock options and other awards related to, or with a value derived from, its common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of four years of continuous service, with expense recognized evenly over the requisite service period, except for awards granted to retirement-eligible participants, as discussed in "Stock-Based Compensation" in Note 1. Additionally, Edison International will substitute cash awards to the extent necessary to pay tax withholding or any government levies.
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2017	2016	2015
Expected terms (in years)	5.7	5.9	5.9
Risk-free interest rate	2.1% - 2.3%	1.2% – 2.2%	1.6% – 2.1%
Expected dividend yield	2.7% - 3.8%	2.5% – 3.0%	2.6% – 3.2%
Weighted-average expected dividend yield	2.7%	2.9%	2.6%
Expected volatility	17.8% - 20.9%	17.2% – 17.5%	16.4% – 17.0%
Weighted-average volatility	17.9%	17.4%	16.5%
The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity equals the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2017. The volatility period used was 68 months, 71 months and 71 months at December 31, 2017, 2016 and 2015, respectively.

The following is a summary of the status of Edison International's stock options:

		Weighted-Average
	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2016	11,544,501	$50.26
Granted	1,359,599	79.23
Expired	—	—
Forfeited	(163,449)	69.76
Exercised	(4,918,086)	43.77
Outstanding at December 31, 2017	7,822,565	58.98	6.37
Vested and expected to vest at December 31, 2017	7,740,798	58.81	6.35	$62
Exercisable at December 31, 2017	4,241,658	$50.48	5.09	$58
SCE:
Outstanding at December 31, 2016	4,727,416	$51.81
Granted	699,538	79.12
Expired	—	—
Forfeited	(77,165)	66.27
Exercised	(987,161)	48.63
Transfers, net	83,074	46.47
Outstanding at December 31, 2017	4,445,702	56.46	5.99
Vested and expected to vest at December 31, 2017	4,402,254	56.28	5.96	$45
Exercisable at December 31, 2017	2,555,160	$46.94	4.52	$43
At December 31, 2017, total unrecognized compensation cost related to stock options and the weighted-average period the cost is expected to be recognized are as follows:

(in millions)	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures	$13	$7
Weighted-average period (in years)	2.4	2.3

Supplemental Data on Stock Options

	Edison International			SCE
	Years ended December 31,
(in millions, except per award amounts)	2017	2016	2015	2017	2016	2015
Stock options:
Weighted average grant date fair value per option granted	$10.65	$7.38	$7.54	$10.63	$7.50	$7.53
Fair value of options vested	11	11	20	5	5	11
Cash used to purchase shares to settle options	293	220	170	77	118	69
Cash from participants to exercise stock options	167	136	113	48	77	45
Value of options exercised	126	84	57	29	41	24
Tax benefits from options exercised	51	34	23	12	17	10
Performance Shares
A target number of contingent performance shares were awarded to executives in March 2017, 2016 and 2015 and vest at December 31, 2019, 2018 and 2017, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents). Performance shares that are earned are settled solely in cash, and are classified as a share-based liability award. The fair value of these shares is re-measured at each reporting period, and the related compensation expense is adjusted. Performance shares expense is recognized ratably over the requisite service period based on the fair values determined (subject to the adjustments discussed above), except for awards granted to retirement-eligible participants.
The fair value of market condition performance shares is determined using a Monte Carlo simulation valuation model for the total shareholder return. The fair value of the financial performance condition is determined using Edison International's earnings per share compared to pre-established targets.
The following is a summary of the status of Edison International's nonvested performance shares:

	Shares	Weighted-Average Fair Value
Edison International:
Nonvested at December 31, 2016	207,497	$84.30
Granted	81,874
Forfeited	(53,002)
Vested[1]	(57,247)
Nonvested at December 31, 2017	179,122	63.85
SCE:
Nonvested at December 31, 2016	96,667	$84.25
Granted	42,569
Forfeited	(25,061)
Vested[1]	(26,427)
Affiliate transfers, net	974
Nonvested at December 31, 2017	88,722	64.01

[1]	Relates to performance shares that will be paid in 2018 as performance targets were met at December 31, 2017.

Restricted Stock Units
Restricted stock units were awarded to executives in March 2017, 2016 and 2015 and vest and become payable on January 2, 2020, 2019 and 2018, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants.
The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	345,395	$61.05	160,788	$60.80
Granted	91,528	79.23	47,100	79.12
Forfeited	(7,311)	71.16	(3,903)	67.65
Vested	(126,561)	51.08	(64,266)	53.64
Affiliate transfers, net	—	—	1,699	60.35
Nonvested at December 31, 2017	303,051	69.52	141,418	69.96
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Date	Amortized Cost		Fair Value
		December 31,
(in millions)		2017	2016	2017	2016
Stocks	—	$236	$319	$1,596	$1,547
Municipal bonds	2054	643	659	768	766
U.S. government and agency securities	2067	1,235	1,131	1,319	1,191
Corporate bonds	2057	579	600	643	659
Short-term investments and receivables/payables[1]	One-year	110	75	114	79
Total		$2,803	$2,784	$4,440	$4,242

[1]
Short-term investments include $29 million and $114 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by January 2, 2018 and January 4, 2017 as of December 31, 2017 and 2016, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.6 billion and $1.5 billion at December 31, 2017 and 2016, respectively, and other-than-temporary impairments of $143 million and $170 million at the respective periods.
Trust assets are used to pay income taxes. Deferred tax liabilities related to net unrealized gains at December 31, 2017 were $404 million. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion at December 31, 2017.
Gross realized gains were $244 million, $92 million and $326 million for the years ended December 31, 2017, 2016 and 2015, respectively. Gross realized losses were $23 million, $19 million and $26 million for the years ended December 31, 2017,

2016 and 2015, respectively. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
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
During 2016 and 2017, a subsidiary of SoCore Energy acquired 100% equity interests in six solar garden development projects (42 MWdc) in Minnesota from SunEdison for $19.4 million. SoCore Energy also reimbursed SunEdison $2.6 million of project-specific interconnection costs.
Note 10.    Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased-power, demand-side management programs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.90% in 2017 and 2016. The CPUC authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales. The CPUC has also established a tax accounting memorandum account ("TAMA") to track tax benefits or costs associated with certain events to be adjusted annually in rates, including tax accounting method changes, changes in tax laws and regulations impacting depreciation or tax repair deductions, forecasted and actual differences in tax repair deductions.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2017	2016
Current:
Regulatory balancing accounts	$484	$135
Power contracts and energy derivatives	203	150
Unamortized investments, net of accumulated amortization	5	49
Other	11	16
Total current	703	350
Long-term:
Deferred income taxes, net of liabilities	3,143	4,478
Pensions and other postretirement benefits	271	710
Power contracts and energy derivatives	799	947
Unamortized investments, net of accumulated amortization	123	80
San Onofre	72	857
Unamortized loss on reacquired debt	168	184
Regulatory balancing accounts	143	66
Environmental remediation	144	126
Other	51	7
Total long-term	4,914	7,455
Total regulatory assets	$5,617	$7,805

SCE's regulatory assets related to power contracts and energy derivatives are primarily an offset to unrealized losses on derivatives. The liabilities for the power contracts will be amortized over the remaining contract terms, approximately 3 to 6 years and will not earn a rate of return.
SCE's current and long-term unamortized investments include legacy meters retired as part of the Edison SmartConnect® program and beyond the meters. SCE's unamortized investments related to legacy meters were fully recovered in 2017 and earned a rate of return of 6.46% in 2017 and 2016.
SCE's regulatory assets related to deferred income taxes represent tax benefits passed through to customers. The CPUC requires SCE to flow through certain deferred income tax benefits to customers by reducing electricity rates, thereby deferring recovery of such amounts to future periods. Based on current regulatory ratemaking and income tax laws, SCE expects to recover its regulatory assets related to deferred income taxes over the life of the assets that give rise to the accumulated deferred income taxes, approximately from 1 to 60 years. As a result of Tax Reform, SCE re-measured its deferred tax assets and liabilities as of December 31, 2017. For further information, see Note 7.
SCE's regulatory assets related to pensions and other post-retirement plans represent the unfunded net loss and prior service costs of the plans (see "Pension Plans and Postretirement Benefits Other than Pensions" discussion in Note 8). This amount is being recovered through rates charged to customers.
SCE has long-term unamortized investments which primarily include nuclear assets related to Palo Verde. Nuclear assets related to Palo Verde are expected to be recovered by 2047 and earned a return of 7.90% in 2017 and 2016.
In accordance with the Revised San Onofre Settlement Agreement, SCE wrote down the San Onofre regulatory asset. SCE has requested to apply $72 million of the U.S. Department of Energy ("DOE") proceeds, currently reflected as a regulatory liability in the DOE litigation memorandum account, against the remaining San Onofre regulatory asset. See Note 11 for further information.
SCE's net regulatory asset related to its unamortized loss on reacquired debt will be recovered over the original amortization period of the reacquired debt over periods ranging from 10 to 35 years or the amortization period of life of the new issue if the debt is refunded or refinanced.
SCE's regulatory assets related to environmental remediation represents a portion of the costs incurred at certain sites that SCE is allowed to recover through customer rates. See "Environmental Remediation" discussed in Note 11.
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2017	2016
Current:
Regulatory balancing accounts	$1,009	$736
Energy derivatives	74	—
Other	38	20
Total current	1,121	756
Long-term:
Costs of removal	2,741	2,847
Re-measurement of deferred taxes	2,892	—
Recoveries in excess of ARO liabilities	1,575	1,639
Regulatory balancing accounts	1,316	1,180
Other postretirement benefits	26	—
Other	64	60
Total long-term	8,614	5,726
Total regulatory liabilities	$9,735	$6,482

SCE's regulatory liabilities related to costs of removal represent differences between asset removal costs recorded and amounts collected in rates for those costs.
As a result of Tax Reform, SCE's deferred tax assets and liabilities were re-measured at December 31, 2017 resulting in an increase in regulatory liabilities which is subject to change based on the outcome of the regulatory process. The regulatory liabilities are generally expected to be refunded to customers over the lives of the assets and liabilities that gave rise to the deferred taxes. For further information, see Note 7.
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
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2017	2016
Asset (liability)
Energy resource recovery account	$464	$(20)
New system generation balancing account	(197)	(6)
Public purpose programs and energy efficiency programs	(1,145)	(992)
Base revenue requirement balancing account	(200)	(426)
Tax accounting memorandum account and pole loading balancing account	(259)	(142)
DOE litigation memorandum account	(156)	(122)
Greenhouse gas auction revenue	(22)	31
FERC balancing accounts	(205)	(69)
Other	22	31
Liability	$(1,698)	$(1,715)

Note 11.    Commitments and Contingencies
Power Purchase Agreements
SCE entered into various agreements to purchase power, electric capacity and other energy products. At December 31, 2017, the undiscounted future expected payments for the SCE power purchase agreements (primarily related to renewable energy contracts), which were approved by the CPUC and met other critical contract provisions (including completion of major milestones for construction), were as follows:

(in millions)	Total
2018	$2,513
2019	2,513
2020	2,614
2021	2,582
2022	2,562
Thereafter	27,093
Total future commitments	$39,877
Additionally, SCE has signed contracts (including capacity reduction contracts with customers) that have not met the critical contract provisions that would increase contractual obligations by $29 million in 2018, $109 million in 2019, $231 million in 2020, $312 million in 2021, $301 million in 2022 and $3.8 billion thereafter, if all critical contract provisions are completed.
Costs incurred for power purchase agreements were $3.6 billion in 2017, $3.3 billion in 2016 and $3.2 billion in 2015, which include costs associated with contracts with terms of less than one year.
Certain power purchase agreements that SCE entered into with independent power producers are accounted for as leases. The following table shows the future minimum lease payments due under the contracts that are treated as operating and capital leases (these amounts are also included in the table above). Due to the inherent uncertainty associated with the reliability of the fuel source, expected purchases from most renewable energy contracts do not meet the definition of a minimum lease payment and have been excluded from the operating and capital lease table below but remain in the table above. The future minimum lease payments for capital leases are discounted to their present value in the table below using SCE's incremental borrowing rate at the inception of the leases. The amount of this discount is shown in the table below as the amount representing interest.

(in millions)	Operating Leases	Capital Leases
2018	$335	$2
2019	262	2
2020	234	2
2021	198	3
2022	174	3
Thereafter	1,222	21
Total future commitments	$2,425	$33
Amount representing executory costs		(15)
Amount representing interest		(8)
Net commitments		$10
Operating lease expense for power purchase agreements was $2.3 billion in 2017, and $1.9 billion in 2016 and
$1.7 billion in 2015 (including contingent rents of $1.8 billion in 2017, $1.4 billion in 2016 and $1.1 billion in 2015). Contingent rents for capital leases were $99 million in 2017, $109 million in 2016 and less than $1 million in 2015. The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power.

Other Lease Commitments
The following summarizes the estimated minimum future commitments for SCE's non-cancelable other operating leases (primarily related to vehicles, office space and other equipment):

(in millions)	Total
2018	$48
2019	37
2020	27
2021	20
2022	15
Thereafter	99
Total future commitments	$246
Operating lease expense for other leases were $59 million in 2017, $68 million in 2016 and $80 million in 2015. Certain leases on office facilities contain escalation clauses requiring annual increases in rent. The rentals payable under these leases may increase by a fixed amount each year, a percentage over base year, or the consumer price index.
Other Commitments
The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Other contractual obligations	$127	$72	$69	$45	$46	$345	$704
Costs incurred for other commitments were $75 million in 2017, $141 million in 2016 and $182 million in 2015. SCE has fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. SCE also has commitments related to maintaining reliability and expanding SCE's transmission and distribution system.
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
Southern California Wildfires
In December 2017, several wind-driven wildfires (the "December 2017 Wildfires") impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers.

The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to the most recent California Department of Forestry and Fire Protection ("Cal Fire") incident information reports, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in two fatalities. During 2017, SCE incurred approximately $35 million of capital expenditures related to restoration of service resulting from the December 2017 Wildfires.
The causes of the December 2017 Wildfires are being investigated by Cal Fire and other fire agencies. SCE believes the investigations include the possible role of SCE's facilities. SCE expects that one or more of the fire agencies will ultimately issue reports concerning the origins and causes of the December 2017 Wildfires but cannot predict when these reports will be released or if any findings will be issued before the investigations are completed.
Any potential liability of SCE for December 2017 Wildfire-related damages will depend on a number of factors, including whether SCE is determined to have substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. Certain California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property losses resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in December 2017, the CPUC issued a decision denying the investor-owned utility's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that the investor-owned utility did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires.
In addition to liability for property damages, when inverse condemnation is found to be applicable to a utility, the utility may be held liable, without regard to fault, for associated interest and attorney's fees (collectively, "Property Losses"). If inverse condemnation is held to be inapplicable to SCE in connection with the December 2017 Wildfires, SCE could still be held liable for Property Losses if those losses were found to have been proximately caused by SCE’s negligence. If SCE was found negligent, SCE also could be held liable for fire suppression costs, business interruption losses, evacuation costs, medical expenses and personal injury/wrongful death claims. These potential liabilities, in the aggregate, could be substantial. Additionally, SCE could potentially be subject to fines for alleged violations of CPUC rules and laws in connection with the December 2017 Wildfires.
SCE is aware of multiple lawsuits filed related to the December 2017 Wildfires naming SCE as a defendant. One of these lawsuits also named Edison International as a defendant. At least four of these lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utility and health and safety codes. SCE expects to be the subject of additional lawsuits related to the December 2017 Wildfires. The litigation could take a number of years to be resolved because of the complexity of the matters and the time needed to complete the ongoing investigations.
Given the preliminary stages of the investigations and the uncertainty as to the causes of the December 2017 Wildfires, and the extent and magnitude of potential damages, Edison International and SCE are currently unable to reasonably estimate whether SCE will incur material losses and, if so, the range of possible losses that could be incurred.
SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence, for wildfire-related claims for the period ending on May 31, 2018. SCE also has approximately $300 million of additional insurance coverage for wildfire-related occurrences for the period from December 31, 2017 to December 31, 2018 which may be used in addition to the $1 billion in wildfire insurance for wildfire events occurring on or after December 31, 2017 and on or before May 31, 2018, and would be available for new wildfire events, if any, occurring after May 31, 2018 and on or before December 30, 2018. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period. SCE also has other general liability insurance coverage of approximately $450 million but it is uncertain whether these other policies would apply to liabilities alleged to be related to wildfires. Should responsibility for damages be attributed to SCE for a significant portion of the losses related to the December 2017 Wildfires, SCE's insurance may not be sufficient to cover all such damages. SCE or its vegetation management contractors may experience coverage reductions and/or increased insurance costs in future years. No assurance can be given that future losses will not exceed the limits of insurance coverage.
In addition, SCE may not be authorized to recover its uninsured damages through customer rates if, for example, the CPUC finds that the damages were incurred because SCE was not a prudent manager of its facilities. The CPUC's Safety and Enforcement Division ("SED") is conducting an investigation to assess the compliance of SCE’s facilities with applicable rules and regulations in areas impacted by the December 2017 Wildfires.

Edison International and SCE are pursuing legislative, regulatory and legal solutions to the application of a strict liability standard to wildfire-related damages without the ability to recover resulting costs from customers. Edison International and SCE cannot predict whether or when a solution mitigating the significant risk faced by a California investor-owned utility related to wildfires will be achieved.
Montecito Mudslides
In January 2018, torrential rains in Santa Barbara County produced mudslides and flooding in Montecito and surrounding areas (the "Montecito Mudslides"). According to Santa Barbara County, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in at least 21 fatalities, with two additional fatalities presumed.
Six of the lawsuits mentioned above allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. SCE expects that additional lawsuits related to the Montecito Mudslides will be filed.
As noted above, the cause of the Thomas Fire has not been determined. In the event that SCE is determined to have liability for damages caused by the Thomas Fire, SCE cannot predict whether the courts will conclude that the Montecito Mudslides were caused by the Thomas Fire or that SCE is responsible or liable for damages caused by the Montecito Mudslides. As a result, Edison International and SCE are currently unable to reasonably estimate whether SCE will incur material losses and, if so, the range of possible losses that could be incurred. If it is determined that the Montecito Mudslides were caused by the Thomas Fire and that SCE is responsible or liable for damages caused by the Montecito Mudslides, then SCE's insurance coverage for such losses may be limited to its wildfire insurance. Additionally, if SCE is determined to be liable for a significant portion of costs associated with the Montecito Mudslides, SCE's insurance may not be sufficient to cover all such damages and SCE may be unable to recover any uninsured losses.
If it is ultimately determined that SCE is legally responsible for losses caused by the Montecito Mudslides, SCE could be held liable for resulting Property Losses if inverse condemnation is found applicable. If SCE is determined to have been negligent, in addition to Property Losses, SCE could be liable for business interruption losses, evacuation costs, clean-up costs, medical expenses and personal injury/wrongful death claims associated with the Montecito Mudslides. These liabilities, in the aggregate, could be substantial. SCE cannot predict whether it will be subjected to regulatory fines related to the Montecito Mudslides.
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
San Onofre CPUC Proceedings
In November 2014, the CPUC approved the San Onofre OII Settlement Agreement by and among The Utility Reform Network ("TURN"), the CPUC's Office of Ratepayers Advocates ("ORA"), San Diego Gas & Electric ("SDG&E"), the Coalition of California Utility Employees, and Friends of the Earth (the "Prior San Onofre Settlement Agreement"), which, at the time, resolved the CPUC's investigation regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre. Subsequently, the San Onofre Order Instituting Investigation ("OII") proceeding record was reopened by a joint ruling of the Assigned Commissioner and the Assigned administrative law judge ("ALJ") to consider whether, in light of the Company not reporting certain ex parte communications on a timely basis, the Prior San Onofre Settlement Agreement remained reasonable, consistent with the law and in the public interest, which is the standard the CPUC applies in reviewing settlements submitted for approval.
Entry into Revised Settlement and Utility Shareholder Agreements
On January 30, 2018, SCE, SDG&E, The Alliance for Nuclear Responsibility, The California Large Energy Consumers Association, California State University, Citizens Oversight dba Coalition to Decommission San Onofre, the Coalition of California Utility Employees, the Direct Access Customer Coalition, Ruth Henricks, ORA, TURN, and Women's Energy Matters (the "OII Parties") entered into a Revised San Onofre Settlement Agreement in the San Onofre OII proceeding (the "Revised San Onofre Settlement Agreement"). If approved by the CPUC, the Revised San Onofre Settlement Agreement will resolve all issues under consideration in the San Onofre OII and will modify the Prior San Onofre Settlement Agreement. If approved by the CPUC, the Revised San Onofre Settlement Agreement will also result in the dismissal of a federal lawsuit currently pending in the 9th Circuit Court of Appeals challenging the CPUC's authority to permit rate recovery of San Onofre costs. The Revised San Onofre Settlement Agreement was the result of multiple mediation sessions in 2017 and January 2018 and was signed on January 30, 2018 following a settlement conference in the OII, as required under CPUC rules.
Implementation of the terms of the Revised San Onofre Settlement Agreement is subject to the approval of the CPUC, as to which there is no assurance. The OII Parties have agreed to exercise their best efforts to obtain CPUC approval, but there can be no certainty of when or what the CPUC will actually decide.
On February 6, 2018, the San Onofre OII Assigned Commissioner and Assigned ALJ issued a joint ruling advising the parties, among other things, that (i) the CPUC will need additional information and that the parties should be prepared to submit joint testimony in support of the Revised San Onofre Settlement Agreement on March 26, 2018; (ii) there will be public participation hearings and at least one additional status conference; and (iii) another ruling will be issued with further direction.
Disallowances, Refunds and Recoveries
If the Revised San Onofre Settlement Agreement is approved by the CPUC, SCE and SDG&E (the "Utilities") will cease rate recovery of San Onofre costs as of the date their combined remaining San Onofre regulatory assets equal $775 million (the "Cessation Date"). SCE has previously requested the CPUC to authorize SCE to reduce the San Onofre regulatory asset by applying $72 million of proceeds received from litigation with the DOE related to DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. If that request is approved by the CPUC, the Cessation Date is estimated to be December 19, 2017. If that request is not approved by the CPUC, the Cessation Date is estimated to be April 21, 2018. The Utilities will refund to customers San Onofre-related amounts recovered in rates after the Cessation Date. SCE will retain amounts collected under the Prior San Onofre Settlement Agreement before the Cessation Date. SCE also will retain $47 million of proceeds received in 2017 from arbitration with Mitsubishi Heavy Industries ("MHI") over MHI's delivery of faulty steam generators. In the Revised San Onofre Settlement Agreement, SCE retains the right to sell its stock of nuclear fuel and not share such proceeds with customers, as was provided in the Prior San Onofre Settlement Agreement. SCE intends to sell its nuclear fuel inventory as market conditions warrant. Sales of nuclear fuel may be significant.
Under the Prior San Onofre Settlement Agreement, the Utilities agreed to fund $25 million for a Research, Development and Demonstration program that is intended to develop technologies and methodologies to reduce greenhouse gas emissions ("GHG Reduction Program"). The Utilities' funding obligation is reduced to $12.5 million under the Revised San Onofre Settlement Agreement.
If approved by the CPUC, the Revised San Onofre Settlement Agreement will also provide certain exclusions from the determination of SCE's ratemaking capital structure. Notwithstanding that SCE will no longer recover its San Onofre regulatory asset, the debt borrowed to finance the regulatory asset will continue to be excluded from SCE's ratemaking capital structure. Additionally, SCE may exclude the after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure.
Accounting and Financial Impacts
Under the Prior San Onofre Settlement Agreement, GAAP required that previously incurred costs related to San Onofre Units 2 & 3 be reflected as a regulatory asset to the extent that management concluded the costs were probable of recovery through future rates. GAAP also requires that amounts collected that are probable of refund to customers be recorded as regulatory liabilities. In the fourth quarter of 2017, regulatory assets and liabilities were adjusted based on the probable approval of the Revised San Onofre Settlement Agreement.

In connection with the Revised San Onofre Settlement Agreement, and in exchange for the release of certain San Onofre-related claims, the Utilities entered into an agreement ("Utility Shareholder Agreement") in which SCE has agreed to pay SDG&E the amounts SDG&E would have received in rates under the Prior San Onofre Settlement Agreement but will not receive upon implementation of the Revised San Onofre Settlement Agreement. As of December 19, 2017, SDG&E's regulatory asset was approximately $151 million. In the fourth quarter of 2017, SCE recorded an accrued liability of $143 million for the estimated present value of this obligation. The following table summarizes the financial impact of the Revised San Onofre Settlement Agreement and the Utility Shareholder Agreement:

(in millions)
San Onofre base regulatory asset	$696
DOE litigation regulatory liability	(72)
MHI Arbitration regulatory liability	(47)
GHG Reduction Program	(10)
Other	6
Present value of Utility Shareholder Agreement	143
Total pre-tax charge	$716
Total after-tax charge	$448
Additional Challenges related to the Settlement of San Onofre CPUC Proceedings
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the San Onofre OII Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. In light of the San Onofre OII meet-and-confer sessions, the Ninth Circuit cancelled the hearing that had been scheduled for February 9, 2017 and ordered the parties to notify the Ninth Circuit of the status of the San Onofre OII by May 1, 2017 and periodically thereafter. In October 2017, the Ninth Circuit scheduled a hearing for February 13, 2018 and directed the parties to file a status report on January 30, 2018. As part of the Revised San Onofre Settlement Agreement, the plaintiffs agreed to dismiss this case with prejudice.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its then Chief Financial Officer. The complaint was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The initial complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015 (the "Class Period"). In September 2016, the federal court granted defendants' motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff filed an amended complaint, which the federal court dismissed again with an opportunity for the plaintiff to amend the complaint. Plaintiff filed a third amended complaint and defendants again moved to dismiss the complaint in October 2016.
Also in July 2015, a federal shareholder derivative lawsuit was filed against members of the Edison International Board of Directors for breach of fiduciary duty and other claims. The federal derivative lawsuit is based on similar allegations to the federal class action securities lawsuit and seeks monetary damages, including punitive damages, and various corporate governance reforms. An additional federal shareholder derivative lawsuit making essentially the same allegations was filed in August 2015 and was subsequently consolidated with the July 2015 federal derivative lawsuit. In September 2016, the federal court granted defendants' motion to dismiss the consolidated complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff did not file an amended complaint by the required date. Plaintiffs' deadline to appeal the federal court's order granting defendants' motion to dismiss lapsed in March 2017 and no appeal was filed.
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
Edison International and SCE cannot predict the outcome of these proceedings.
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
At December 31, 2017, SCE's recorded estimated minimum liability to remediate its 20 identified material sites (sites with a liability balance as of December 31, 2017, in which the upper end of the range of the costs is at least $1 million) was $146 million, including $93 million related to San Onofre. In addition to these sites, SCE also has 16 immaterial sites with a liability balance at December 31, 2017 for which the total minimum recorded liability was $4 million. Of the $150 million total environmental remediation liability for SCE, $144 million has been recorded as a regulatory asset. SCE expects to recover $49 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $95 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $129 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next 4 years are expected to range from $5 million to $21 million. Costs incurred for years ended December 31, 2017, 2016 and 2015 were $9 million, $4 million and $5 million, respectively.
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

The ANI Facility Form coverage includes broad liability protection for bodily injury or offsite property damage caused by the nuclear energy hazard at San Onofre, or while in transit to or from San Onofre. The Facility Form, however, includes several exclusions. First, it excludes onsite property damage to the nuclear facility itself and onsite cleanup costs, but as discussed below SCE maintains separate Nuclear Electric Insurance Limited ("NEIL") property damage coverage for such events. Second, tort claims of onsite workers are excluded, but SCE also maintains an ANI Master Worker Form policy that provides coverage for non-licensee workers. This program provides a shared industry aggregate limit of $450 million. Industry losses covered by this program could reduce limits available to SCE. Third, offsite environmental costs arising out of government orders or directives, including those issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA, are excluded, with minor exceptions from clearly identifiable accidents.
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
Note 12.    Preferred and Preference Stock of Utility
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. SCE's outstanding shares are not subject to mandatory redemption. There are no dividends in arrears for the preferred or preference shares. Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's common stock and preference stock. All cumulative preferred shares are redeemable. When preferred shares are redeemed, the premiums paid, if any, are charged to common equity. No preferred shares were issued or redeemed in the years ended December 31, 2017, 2016 and 2015. There is no sinking fund requirement for redemptions or repurchases of preferred shares.

Shares of SCE's preference stock rank junior to all of the preferred stock and senior to all common stock. Shares of SCE's preference stock are not convertible into shares of any other class or series of SCE's capital stock or any other security. There is no sinking fund requirement for redemptions or repurchases of preference shares.
Preferred stock and preference stock is:

	Shares Outstanding	Redemption Price	December 31,
(in millions, except shares and per-share amounts)			2017	2016
Cumulative preferred stock
$25 par value:
4.08% Series	650,000	$25.50	$16	$16
4.24% Series	1,200,000	25.80	30	30
4.32% Series	1,653,429	28.75	41	41
4.78% Series	1,296,769	25.80	33	33
Preference stock
No par value:
6.25% Series E (cumulative)	350,000	1,000.00	350	350
5.625% Series F (cumulative)	190,004	2,500.00	—	475
5.10% Series G (cumulative)	160,004	2,500.00	400	400
5.75% Series H (cumulative)	110,004	2,500.00	275	275
5.375% Series J (cumulative)	130,004	2,500.00	325	325
5.45% Series K (cumulative)	120,004	2,500.00	300	300
5.00% Series L (cumulative)	190,004	2,500.00	475	—
SCE's preferred and preference stock			2,245	2,245
Less issuance costs			(52)	(54)
Edison International's preferred and preference stock of utility			$2,193	$2,191
Shares of Series E preference stock issued in 2012 may be redeemed at par, in whole or in part, on or after February 1, 2022. Shares of Series G, H, J, K and L preference stock, issued in 2013, 2014, 2015, 2016 and 2017, respectively, may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2018, March 15, 2024, September 15, 2025, March 15, 2026 and June 26, 2022, respectively, if certain changes in tax or investment company law or interpretation (or applicable rating agency equity credit criteria for Series L only) occur and certain other conditions are satisfied. On or after March 15, 2018, March 15, 2024, September 15, 2025, March 15, 2026 and June 26, 2022, SCE may redeem the Series G, H, J, K and L shares, respectively, at par, in whole or in part. For shares of Series H, J and K preference stock, distributions will accrue and be payable at a floating rate from and including March 15, 2024, September 15, 2025 and March 15, 2026, respectively. Shares of Series G, H, J, K and L preference stock were issued to SCE Trust II, SCE Trust III, SCE Trust IV, SCE Trust V and SCE Trust VI, respectively, special purpose entities formed to issue trust securities as discussed in Note 3. The proceeds from the sale of the shares of Series L were used to redeem $475 million of the Company's Series F preference stock. Preference shares are not subject to mandatory redemption.
At December 31, 2017, declared and unpaid dividends related to SCE's preferred and preference stock were $12 million.

Note 13.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Years ended December 31,
(in millions)	2017	2016	2017	2016
Beginning balance	$(53)	$(56)	$(20)	$(22)
Pension and PBOP – net gain (loss):
Other comprehensive income (loss) before reclassifications	3	(4)	(2)	(2)
Reclassified from accumulated other comprehensive loss[1]	7	6	3	3
Other	—	1	—	1
Change	10	3	1	2
Ending balance	$(43)	$(53)	$(19)	$(20)

[1]	These items are included in the computation of net periodic pension and PBOP expenses. See Note 8 for additional information.
Note 14.    Interest and Other Income and Other Expenses
Interest and other income and other expenses are as follows:

	Years ended December 31,
(in millions)	2017	2016	2015
SCE interest and other income:
Equity allowance for funds used during construction	$87	$74	$87
Increase in cash surrender value of life insurance policies and life insurance benefits	42	39	26
Interest income	7	3	4
Other	9	7	6
Total SCE interest and other income	145	123	123
Other income of Edison International Parent and Other[1]	1	—	51
Total Edison International interest and other income	$146	$123	$174
SCE other expenses:
Civic, political and related activities and donations	$(34)	$(32)	$(35)
Other	(14)	(12)	(24)
Total SCE other expenses	(48)	(44)	(59)
Other expenses of Edison International Parent and Other	(3)	—	—
Total Edison International other expenses	$(51)	$(44)	$(59)
1 Reflects Edison Capital's income related to the sale of affordable housing projects for the year ended December 31, 2015.

Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2017	2016	2015	2017	2016	2015
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$548	$504	$512	$509	$475	$478
Tax payments, net of refunds	1	18	1	2	78	144
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$197	$177	$156	$212	$—	$—
Preferred and preference stock	12	12	14	12	12	14
Details of debt exchange:
Pollution-control bonds redeemed (2.875%)	—	—	(203)	—	—	(203)
Pollution-control bonds issued (1.875%)	—	—	203	—	—	203
SCE's accrued capital expenditures at December 31, 2017, 2016 and 2015 were $652 million, $540 million, and $543 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
During 2015, SCE amended a power contract classified as a capital lease, which resulted in a reduction in the lease obligation and asset by $147 million.
Note 16.    Related-Party Transactions
Edison International and SCE provide and receive various services to and from its subsidiaries and affiliates. Services provided to Edison International by SCE are priced at fully loaded cost (i.e., direct cost of good or service and allocation of overhead cost). Specified administrative services such as payroll, employee benefit programs, all performed by Edison International or SCE employees, are shared among all affiliates of Edison International. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenue, operating expenses, total assets and number of employees). Edison International allocates various corporate administrative and general costs to SCE and other subsidiaries using established allocation factors.

Note 17.    Quarterly Financial Data (Unaudited)
Edison International's quarterly financial data is as follows:

	2017
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$12,320	$3,220	$3,672	$2,965	$2,463
Operating income (loss)	1,493	(16)	561	469	479
Income (loss) from continuing operations[1,2]	668	(534)	501	309	392
Income (loss) from discontinued operations, net	—	—	—	—	—
Net income (loss) attributable to common shareholders	565	(545)	470	278	362
Basic earnings (loss) per share:
Continuing operations	$1.73	$(1.67)	$1.44	$0.85	$1.11
Discontinued operations	—	—	—	—	—
Total	$1.73	$(1.67)	$1.44	$0.85	$1.11
Diluted earnings (loss) per share:
Continuing operations	$1.72	$(1.66)	$1.43	$0.85	$1.10
Discontinued operations	—	—	—	—	—
Total	$1.72	$(1.66)	$1.43	$0.85	$1.10
Dividends declared per share	2.2325	0.6050	0.5425	0.5425	0.5425
Common stock prices:
High	$83.38	$83.38	$81.58	$82.82	$81.33
Low	62.67	62.67	76.38	77.21	70.57
Close	63.24	63.24	77.17	78.19	79.61

[1]	In the fourth quarter of 2017, Edison International Parent and Other recorded a charge of $433 million related to the re-measurement of deferred taxes as a result of Tax Reform.

[2]	In the fourth quarter of 2017, SCE recorded impairment and other charges of $716 million ($448 million after-tax) related to the Revised San Onofre Settlement Agreement.

	2016
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$11,869	$2,884	$3,767	$2,777	$2,440
Operating income	2,092	566	695	381	448
Income from continuing operations	1,413	347	451	310	305
Income (loss) from discontinued operations, net	12	13	—	(2)	1
Net income attributable to common shareholders	1,311	329	421	280	281
Basic earnings (loss) per share:
Continuing operations	$3.99	$0.97	$1.29	$0.87	$0.86
Discontinued operations	0.03	0.04	—	(0.01)	—
Total	$4.02	$1.01	$1.29	$0.86	$0.86
Diluted earnings (loss) per share:
Continuing operations	$3.94	$0.96	$1.27	$0.86	$0.85
Discontinued operations	0.03	0.04	—	(0.01)	—
Total	$3.97	$1.00	$1.27	$0.85	$0.85
Dividends declared per share	1.9825	0.5425	0.4800	0.4800	0.4800
Common stock prices:
High	$78.72	$73.81	$78.72	$77.71	$72.34
Low	57.97	67.44	71.31	67.71	57.97
Close	71.99	71.99	72.25	77.67	71.89

SCE's quarterly financial data is as follows:

	2017
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$12,254	$3,193	$3,652	$2,953	$2,456
Operating income (loss)	1,598	(4)	578	517	507
Net income (loss)[1]	1,136	(79)	497	338	380
Net income (loss) available for common stock	1,012	(109)	465	307	349
Common dividends declared	785	212	191	191	191

[1]	In the fourth quarter of 2017, SCE recorded impairment and other charges of $716 million ($448 million after-tax) related to the Revised San Onofre Settlement Agreement.

	2016
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$11,830	$2,874	$3,752	$2,768	$2,435
Operating income	2,217	594	721	429	472
Net income	1,499	359	466	349	325
Net income available for common stock	1,376	328	435	318	295
Common dividends declared	701	191	170	170	170
Due to the seasonal nature of Edison International and SCE's business, a significant amount of revenue and earnings are recorded in the third quarter of each year. As a result of rounding, the total of the four quarters does not always equal the amount for the year.

SELECTED FINANCIAL DATA
Selected Financial Data: 2013 – 2017

(in millions, except per-share amounts)	2017	2016	2015	2014	2013
Edison International
Operating revenue	$12,320	$11,869	$11,524	$13,413	$12,581
Operating expenses	10,827	9,777	9,516	10,941	10,866
Income from continuing operations	668	1,413	1,082	1,536	979
Income from discontinued operations, net of tax	—	12	35	185	36
Net income	668	1,425	1,117	1,721	1,015
Net income attributable to common shareholders	565	1,311	1,020	1,612	915
Weighted-average shares of common stock outstanding	326	326	326	326	326
Basic earnings (loss) per share:
Continuing operations	$1.73	$3.99	$3.02	$4.38	$2.70
Discontinued operations	—	0.03	0.11	0.57	0.11
Total	$1.73	$4.02	$3.13	$4.95	$2.81
Diluted earnings per share:
Continuing operations	$1.72	$3.94	$2.99	$4.33	$2.67
Discontinued operations	—	0.03	0.11	0.56	0.11
Total	$1.72	$3.97	$3.10	$4.89	$2.78
Dividends declared per share	2.2325	1.9825	1.7325	1.4825	1.3675
Total assets[1,2]	$52,580	$51,319	$50,229	$49,734	$46,225
Long-term debt excluding current portion	11,642	10,175	10,883	10,234	9,825
Capital lease obligations excluding current portion	10	6	7	196	203
Preferred and preference stock of utility	2,193	2,191	2,020	2,022	1,753
Common shareholders' equity	11,671	11,996	11,368	10,960	9,938
Southern California Edison Company
Operating revenue	$12,254	$11,830	$11,485	$13,380	$12,562
Operating expenses	10,656	9,613	9,405	10,851	10,811
Net income	1,136	1,499	1,111	1,565	1,000
Net income available for common stock	1,012	1,376	998	1,453	900
Total assets[2]	$51,515	$50,891	$49,795	$49,456	$45,786
Long-term debt excluding current portion	10,428	9,754	10,460	9,624	9,422
Capital lease obligations excluding current portion	10	6	7	196	203
Preferred and preference stock	2,245	2,245	2,070	2,070	1,795
Common shareholder's equity	12,427	12,238	11,602	11,212	10,343
Capital structure[3]:
Common shareholder's equity	49.5%	50.5%	48.1%	49.0%	48.0%
Preferred and preference stock	9.0%	9.3%	8.6%	9.0%	8.3%
Long-term debt	41.5%	40.2%	43.3%	42.0%	43.7%

[1]	Total assets includes assets from continuing and discontinued operations.

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
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2017, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2017. Edison International's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements included in this report, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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
Subsidiaries of Edison International
SCE – Public Utility
SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. SCE's total number of customers by class were as follows:

(in thousands)	2017	2016	2015
Residential	4,448	4,417	4,393
Commercial	569	565	561
Industrial	10	10	11
Public authorities	46	46	46
Agricultural and other	22	23	22
Total	5,095	644	5,033
In 2017, SCE's total operating revenue of $12.3 billion was derived as follows: 42.9% commercial customers, 39.6% residential customers, 4.3% industrial customers, 4.8% public authorities, 1.7% agricultural and other, and 6.7% other operating revenue.
CPUC and FERC rates decouple authorized revenue from the volume of electricity sales and the price of energy procured so that SCE has the opportunity to receive revenue equal to amounts authorized by the relevant regulatory agencies. As a result, the volume of electricity sold to customers does not have a direct impact on SCE's financial results. See "SCE—Overview of Ratemaking Process—CPUC" and "—FERC" for further information.
Edison Energy Group – Energy Service Provider
Edison Energy Group is a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy and managed portfolio services and distributed solar solutions to commercial and industrial customers. Energy services are provided through its subsidiary, Edison Energy, LLC, to help commercial and industrial customers improve managing their energy costs and risks in dealing with increasingly complex tariff and technology choices. Solar energy solutions are provided through Edison Energy Group's subsidiary SoCore Energy and take the form of behind the meter sales of power under power purchase agreements or the sale of distributed generation systems directly to the customer (build/transfer contracts). SoCore Energy has also developed ground mounted solar projects selling power to rural cooperatives or to subscribers in community solar programs.
During the third quarter of 2017, Edison International completed a strategic review of Edison Energy Group's competitive businesses. The competitive businesses are undertaken through Edison Energy Group and include energy services provided by Edison Energy and distributed solar solutions provided by SoCore Energy. Edison International decided to evaluate strategic options, including potential sale of SoCore Energy, and has begun to consolidate management across Edison Energy

Group. Edison Energy will continue to pursue a proof of concept of its existing energy services and managed portfolio solutions practice for large energy users in the United States. Under the proof of concept, Edison Energy will seek to achieve a breakeven earnings run rate and 5% target customer penetration by the end of 2019. For more information on the accounting status of SoCore Energy, see "Results of Operations—Edison International Parent and Other" in the MD&A.
To date, investments in Edison Energy Group are below 1% of the total consolidated assets and operating revenue, therefore, not material to be reported as a business segment.
Regulation of Edison International as a Holding Company
As a public utility holding company, Edison International is subject to the Public Utility Holding Company Act. The Public Utility Holding Company Act primarily obligates Edison International and its utility subsidiaries to provide access to their books and records to the FERC and the CPUC for ratemaking purposes.
Edison International is not a public utility and its capital structure is not regulated by the CPUC. The 1988 CPUC decision authorizing SCE to reorganize into a holding company structure, however, imposed certain obligations on Edison International and its affiliates. These obligations include a requirement that SCE's dividend policy continue to be established by SCE's Board of Directors as though SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of Edison International and SCE. The CPUC has also promulgated Affiliate Transaction Rules, which, among other requirements, prohibit holding companies from (1) being used as a conduit to provide non-public information to a utility's affiliates and (2) causing or abetting a utility's violation of the rules, including providing preferential treatment to its affiliates.
Employees and Labor Relations
At December 31, 2017, Edison International and its consolidated subsidiaries had an aggregate of 12,521 full-time employees, 12,234 of which were full-time employees at SCE.
Approximately 3,975 of SCE's full-time employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW collective bargaining agreements expire on December 31, 2019.
Insurance
Edison International maintains a property and casualty insurance program for itself and its subsidiaries and excess liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations. These policies are subject to specific retentions, sub-limits and deductibles, which are comparable to those carried by other utility companies of similar size. SCE also has separate insurance programs for nuclear property and liability, workers compensation, solar rooftop construction and wildfires. For further information on nuclear and wildfire insurance, see "Notes to Consolidated Financial Statements—Note 11. Commitments and Contingencies—Contingencies."
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
CAISO
Major transmission projects required for reliability and accessing renewable resources are recommended by the CAISO through a regular transmission planning process that highlights the need for and key issues associated with each project. Much of SCE's current transmission investment program is for transmission projects that facilitate access to renewable energy resources in desert and mountain regions east and north of its load center to meet the 33% renewable mandate by 2020. The CAISO will similarly be initiating long-term transmission planning to meet the 2030 mandate for SCE to deliver 50% of its energy from qualifying renewable resources.
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
Other Regulatory Agencies
The construction, planning and project site identification of SCE's transmission lines and substation facilities require the compliance with various laws and approval of many governmental agencies in addition to the CPUC and FERC. These include various state regulatory agencies depending on the project location; the CAISO, and other environmental, land management and resource agencies such as the Bureau of Land Management, the U.S. Forest Service, the California Department of Fish and Game, and the California Coastal Commission; and regional water quality control boards. In addition, to the extent that SCE transmission line projects pass through lands owned or controlled by Native American tribes, consent and approval from the affected tribes and the Bureau of Indian Affairs are also necessary for the project to proceed.
Overview of Ratemaking Process
CPUC
Revenue authorized by the CPUC through triennial GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as "rate base") on a forecast basis. The CPUC sets an annual revenue requirement for the base year which is made up of the operation and maintenance costs, depreciation, taxes and a return consistent with the authorized cost of capital (discussed below). In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the base year, the revenue requirements for the remaining two years are set by a methodology established in the GRC proceeding, which generally, among other items, includes annual allowances for escalation in operation and maintenance costs and additional changes in capital-related investments. The CPUC is conducting a triennial safety model assessment proceeding ("S-MAP") to evaluate the utility models used to prioritize safety risks, examine the utilities' assessment of their key risks and their proposed mitigation programs, and develop requirements for annual reporting of risk spending and mitigation results. The risk assessment approach developed in the S-MAP will be incorporated into SCE's triennial GRC through a Risk Assessment and Mitigation Phase (RAMP), which will be initiated by November 15 in the year preceding each GRC application filing date. SCE's first RAMP will be filed in November 2018 for its 2021 GRC. The purpose of the RAMP is to provide information about the utility's assessment of its key safety risks and its proposed programs and spending for mitigating those risks. The information developed during the RAMP will inform the utility's recommended projects and funding requests in the subsequent phase of the GRC.
SCE's 2015 GRC authorized revenue requirements for 2016 and 2017 were $5.391 billion, and $5.663 billion, respectively. In September 2016, SCE filed its 2018 GRC Application, which covers 2018 – 2020. For further discussion of the 2018 GRC, see "Management Overview—2018 General Rate Case" in the MD&A.
The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. SCE's authorized capital structure is 43% long-term debt, 9% preferred equity and 48% common equity. SCE's 2017 authorized cost of capital consisted of: cost of long-term debt of 5.49%, cost of preferred equity of 5.79% and return on common equity of 10.45%. In July 2017, the CPUC approved the agreement among SCE, the other Investor-Owned Utilities, and ORA and TURN to postpone the filing of new cost of capital applications from April 2017 to April 2019, reset the respective Investor-Owned Utilities' authorized costs of long-term debt and preferred stock, and reduce the Investor-Owned Utilities respective return on common equity, effective January 1, 2018. For further discussion of the Cost of Capital, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Cost of Capital" in the MD&A.
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
Cost-recovery balancing accounts (also referred to as cost-recovery mechanisms) are used to track and recover SCE's decoupled costs of fuel and purchased-power, as well as certain operation and maintenance expenses, including energy efficiency and demand-side management program costs. SCE earns no return on these activities and although differences between forecasted and actual costs do not impact earnings, such differences do impact cash flows and can change rapidly. SCE has other capital-related balancing accounts on which it earns a return, such as the pole loading balancing account.
SCE's balancing account for fuel and power procurement-related costs is referred to as the ERRA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA. The trigger mechanisms allows for an expeditious rate change if the balancing account overcollection or undercollection exceeds 5% of SCE's prior year generation rate revenue. For 2018, the trigger amount is approximately $246 million. At December 31, 2017, SCE's undercollection in the ERRA was approximately $464 million, which is being collected from customers in rates beginning on January 1, 2018.
The majority of procurement-related costs eligible for recovery through cost-recovery rates are pre-approved by the CPUC through specific decisions and a procurement plan with predefined standards that establish the eligibility for cost-recovery. If such costs are subsequently found to be non-compliant with this procurement plan, then this could negatively impact SCE's earnings and cash flows. In addition, the CPUC retrospectively reviews outages associated with utility-owned generation and SCE's power procurement contract administration activities through the annual ERRA review proceeding. A CPUC finding that SCE was unreasonable or imprudent with respect to its utility-owned generation outages and contract administration activities, could negatively impact SCE's earnings and cash flows.
FERC
Transmission capital and operating costs that are prudently incurred, including a return on its net investment in transmission assets (also referred to as "rate base"), are recovered through revenue authorized by the FERC. Since 2012, SCE has used a formula rate to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement. Under operation of the formula rate, transmission revenue will be updated to actual cost of service annually. The transmission revenue requirement and rates are updated each December, to reflect a forecast of costs for the upcoming rate period, as well as a true up of the transmission revenue to actual costs incurred by SCE in the prior calendar year on its formula rate. In 2017, the FERC weighted average ROE, including project and other incentives, was comparable to the CPUC ROE of 10.45% and can vary based on the mix of project costs that have different incentives. For further information on the current FERC formula rates, related transmission revenue requirements and rate changes, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—FERC Formula Rate" in the MD&A.
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
SCE has a two-tier residential rate structure with a separate High Usage Charge (HUC) for customers consuming more than 400% of average usage. The first tier is priced at below-average cost and is intended to cover the customer's basic electricity needs. The second tier is priced at a higher rate per kilowatt hour, and the surcharge rate is set at more than twice the rate of Tier 1. During 2014 – 2015, the CPUC approved changes to the prior rate structure including a reduction over time to the number of tiers, increases to Tier 1 and 2 rates, and set a multi-tier road map to smaller rate differentials between the tiers. By 2019, the price differential between the first and second tiers will be 25%, with the separate HUC. The CPUC has also ordered a transition from tiered to time-of-use (TOU) rates for most residential customers unless they opt to stay on the tiered rate structure, and SCE is seeking authority to begin its transition in 2020. To recover a portion of the fixed costs of serving no- or low-usage residential customers, SCE assesses a minimum charge of $10 per month ($5 for low-income customers), and will seek higher residential fixed charges to be implemented one year after the transition to TOU rates. For information on residential rates for customers with renewable generation systems, see "—Competition" below.
Energy Efficiency Incentive Mechanism
In September 2013, the CPUC adopted an energy efficiency incentive mechanism called the Energy Savings and Performance Incentive Mechanism ("ESPI"). The ESPI is comprised of performance/savings rewards and management fees based on actual energy efficiency expenditures and does not contain any provisions for penalties. The proposed ESPI schedule anticipates payments of the incentive rewards occurring between one and two years after the relevant program year. For further information on the energy efficiency awards, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Energy Efficiency Incentive Mechanism" in the MD&A.
Purchased Power and Fuel Supply
SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. Approximately 20% of the needed power is provided by SCE's own generating facilities.
Natural Gas Supply
SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide or pay for the natural gas used to generate electricity). SCE also requires natural gas to fuel its Mountainview and peaker plants, which are generation units that operate in response to wholesale market signals related to power prices and reliability needs. The physical natural gas purchased by SCE is sourced in competitive interstate markets. SoCalGas provides the in-state pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility. As a result, there are limitations on the use and capability of the facility. To date, SCE has found that increased gas-use restrictions increased the cost of electricity for customers but did not impact grid reliability. There is no certainty that these restrictions will not impact grid reliability in the future. However, the price increase would not affect SCE's earnings because decoupled costs of fuel and purchased-power are recovered from customers through balancing accounts. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including an OII issued by the CPUC in February 2017 to consider the feasibility of minimizing or eliminating the use of the Aliso Canyon facility. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including acceleration of existing contracts for new capacity, energy storage procurement from third-parties, contracting for design, build, and transfer of utility-owned storage, additional demand response procurement, and additional energy efficiency procurement.
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
Competition
SCE faces retail competition in the sale of electricity to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE's service area. While California law provides only limited opportunities for customers in SCE's service area to choose to purchase power directly from an energy service provider other than SCE, a limited, phased-in expansion of customer choice (direct access) for nonresidential customers was permitted beginning in 2009. SCE also faces competition from governmental entities formed by cities, counties, and certain other public agencies to generate and/or purchase electricity for their local residents and businesses, known as CCAs. As of year-end 2017, SCE had three CCAs in its service territory (Apple Valley, City of Lancaster, and Pico Rivera) that represent less than 2% of SCE's total service load but there are several more cities and counties that are exploring the possibility of becoming CCAs in SCE's service territory. Competition between SCE and other electricity providers is conducted mainly on the basis of price. In September 2017, the CPUC issued a Scoping Memo for its rulemaking to review, revise, and consider alternatives to the Power Charge Indifference Adjustment ("PCIA"), which is a charge that is applied to departing load customers (including CCA formation) and is intended to maintain bundled service customer indifference to legacy authorized procurement costs. The Scoping Memo adopts an overall goal of implementing the existing California statutory requirements regarding customer indifference for the proceeding. The CPUC has adopted a schedule with an expected resolution by the third quarter of 2018. In addition, in December 2017, the CPUC's Energy Division issued a draft resolution to address cost shifting to bundled services customers associated with utilities' short-term resource adequacy purchases for CCAs in their launch or expansion year. The Draft Resolution, if adopted, would require new and expanding CCAs to submit Implementation Plans by January 1 in order to serve customers in the following year. If approved, the Draft Resolution would also require new and expanding CCAs to participate in the Commission's year-ahead resource adequacy program prior to beginning service.
Customer-owned power generation and storage alternatives, such as roof-top solar facilities and battery systems, are increasingly used by SCE's customers as a result of technological developments, federal and state subsidies, and declining costs of such alternatives.
California legislation passed in 1995 encouraged private residential and commercial investment in renewable energy resources by requiring SCE to offer a NEM billing option to customers who install eligible power generation systems to supply all or part of their energy needs. NEM customers are interconnected to SCE's grid and credited for the net difference between the electricity SCE supplied to them through the grid and the electricity the customer exported to SCE over a twelve month period. SCE is required to credit the NEM customer for most of the power they sell back to SCE at the retail rate. Through the credit they receive, NEM customers effectively avoid paying certain grid-related costs. NEM customers are also exempted from non-bypassable, standby and departing load charges and interconnection fees.
In January 2016, the CPUC issued a decision implementing AB 327, a rate reform bill enacted in 2013 that instructed the CPUC to develop new standard rates for customers with renewable generation systems. The changes that the CPUC decision made to the existing NEM tariff do not significantly impact the NEM subsidy. Specifically, the decision requires customers that take service on SCE's NEM tariff after June 2017 to continue to be compensated at the retail rate, minus certain non-bypassable charges. NEM customers also continue to be exempted from standby and departing load charges, but will be required to pay a $75 interconnection fee and to select a Time-of-Use ("TOU") retail rate. The CPUC will consider making additional adjustments to the NEM tariff when it adopts default TOU rates in 2019.
The effect of these types of competition on SCE generally is to reduce the amount of electricity purchased by customers. Customers who use alternative electricity providers typically continue to utilize and pay for SCE's transmission and distribution services, however, NEM customers utilize, but do not pay the full cost for, those services. While changes in volume or rates generally do not impact SCE, increased retail electricity sales have the effect of increasing utility rates because the costs of the distribution grid are not currently borne by all customers that benefit from its use. See "Risk Factors—Risks Relating to Southern California Edison Company—Competitive and Market Risks."
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

ENVIRONMENTAL CONSIDERATIONS
Greenhouse Gas Regulation
Edison International recognizes that its industry and the global economy are in the midst of a profound transformation toward a low-carbon future as a response to climate change. SCE plans to be a key enabler of the adoption of new energy technologies that benefit customers of the electric grid. See "Management Overview—Electricity Industry Trends" in the MD&A.
Approximately 20% of power delivered to SCE's customers comes from utility-owned generation. In 2017, the sources of utility-owned generation were 6% natural gas, 6 % nuclear, 7% large hydroelectric, 1% small hydroelectric, and less than 1% solar generation. Approximately 30% of power that SCE delivered to customers in 2017 came from renewable sources.
Federal Regulation
In 2015, the US EPA issued rules governing GHG emission standards for existing fossil-fuel power plants. Known as the Clean Power Plan, the rules established state-specific goals and guidelines for the reduction of GHG emissions from existing sources. In 2016, the US Supreme Court blocked the implementation of the Clean Power Plan pending the completion of judicial challenges. The US EPA also issued an Advanced Notice of Proposed Rulemaking indicating that the agency intends to issue a full replacement of the Clean Power Plan. SCE does not expect the impact of either the original Clean Power Plan, or its replacement, to be material because it does not own or purchase power from coal-fired generating facilities and a significant portion of the power it delivers to its customers comes from renewable resources.
California Regulation
In 2006, California adopted a law that established a comprehensive program to reduce GHG emissions. The law required the California Air Resources Board ("CARB") to develop regulations that would reduce California's GHG emissions to 1990 levels by 2020. In 2012, the CARB regulations established a California cap-and-trade program and in July 2017, California law extended California’s market-based GHG reduction regulatory framework, which includes the Cap-and-Trade and Low Carbon Fuel Standard programs, to 2030. In the California cap-and-trade program, all covered GHG emitters, including SCE, are subject to a "cap" on their emissions designed to encourage entities to reduce emissions from their operations. Covered entities must remit a compliance instrument for each ton of carbon dioxide equivalent gas emitted and can do so buying state-issued emission allowances at auction or purchasing them in the secondary allowance market. GHG emitters can also meet up to 8% of their cap-and-trade obligations by participating in verified offset programs, such as reforestation, that have recognized effects on reducing atmospheric GHGs.
Additionally, the CPUC and the California Energy Commission adopted GHG emission performance standards that apply to California investor-owned and publicly owned utilities' long-term arrangements for the purchase of electricity. The standards that have been adopted prohibit these entities, including SCE, from entering into long-term financial commitments with generators, such as coal plants, that emit more than a combined-cycle natural gas turbine generator.
California law also requires California retail sellers of electricity to deliver 33% of their customers' electricity requirements from renewable resources, as defined in the statute. The CPUC set delivery quantity requirements applicable to SCE that incrementally increase to 33% over several periods between January 2011 and December 2020. In October 2015, California enacted a law that increased the amount of electricity from renewable resources that California retail sellers must deliver after 2020 to 40% of retail sales by December 2024, 45% of retail sales by December 2027, and 50% of retail sales by December 2030. SCE's delivery of eligible renewable energy to customers was approximately 21% of its total energy portfolio for the compliance period 2011 – 2013, which met SCE's goal for that period. SCE also met its compliance goal for the compliance period 2014 – 2016 by supplying its customer load with approximately 23% eligible renewable energy. SCE estimates its 2017 eligible renewable energy deliveries to be approximately 32% of its total energy portfolio. SCE anticipates that it will comply with the requirements through 2030.
California has also enacted a law that requires the reduction of GHG emissions across the entire state economy to 40% below 1990 levels by 2030. California also supports climate action to meet the December 2015 Paris Agreement. Edison International supports these California environmental initiatives and believes that this change in focus will likely lead to increased electrification of the transportation and industrial sectors. A companion bill to the emission reduction law prioritized direct emission reductions, established joint-legislative oversight committee on climate change, and highlighted the increasing California legislative focus on disadvantaged community impacts of air pollution and climate change. See "Management Overview—Electricity Industry Trends" in the MD&A.

Since 2010, SCE has reported its annual emissions from utility-owned generation each year to the US EPA by March 31 of the following year. SCE's 2017 GHG emissions from utility-owned generation are estimated to be approximately 1.6 million metric tons.
Environmental Risks
For more information on risks related to climate change, environmental regulation, and SCE's business strategy, see "Risk Factors—Risks Relating to Southern California Edison Company—Operating Risks."
UNRESOLVED STAFF COMMENTS
None.
PROPERTIES
As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries. The principal properties of SCE are described above under "Business—SCE—Properties."
LEGAL PROCEEDINGS
December 2017 Wildfires Litigation
The December 2017 Wildfires impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to the most recent California Department of Forestry and Fire Protection ("Cal Fire") incident information report, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in two fatalities.
As of February 20, 2018, SCE was aware of at least 17 lawsuits against it related to December 2017 Wildfires. One of these lawsuits also mentions Edison International as a defendant. At least four of these lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utility and health and safety codes.
Montecito Mudslides Litigation
In January 2018, torrential rains in Santa Barbara County produced mudslides in Montecito and surrounding areas. According to Santa Barbara County, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in at least 21 fatalities, with two additional fatalities presumed.
Six of the 17 lawsuits mentioned under "December 2017 Wildfires Litigation" above allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs’ claimed damages.

EXECUTIVE OFFICERS OF EDISON INTERNATIONAL

Executive Officer	Age at February 22, 2018	Company Position
Pedro J. Pizarro	52	President and Chief Executive Officer
Maria Rigatti	54	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	58	Executive Vice President and General Counsel
Janet T. Clayton	62	Senior Vice President, Corporate Communications
J. Andrew Murphy	57	Senior Vice President, Strategic Planning
Gaddi H. Vasquez	63	Senior Vice President, Government Affairs
Jacqueline Trapp	50	Vice President, Human Resources
Kevin M. Payne	57	Chief Executive Officer, SCE
Ronald O. Nichols	64	President, SCE
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
Maria Rigatti
Executive Vice President, Chief Financial Officer
Senior Vice President and Chief Financial Officer, SCE
President, Edison Mission Reorganization Trust (EME Reorg Trust)[2]
Senior Vice President, Chief Financial Officer, EME[1]
September 2016 to present July 2014 to September 2016 April 2014 to June 2014 March 2011 to March 2014
Adam S. Umanoff	Executive Vice President and General Counsel Edison International Partner, Akin Gump Strauss Hauer & Feld[3]	January 2015 to present May 2011 to December 2014
Janet T. Clayton	Senior Vice President, Corporate Communications, Edison International Senior Vice President, Corporate Communications, SCE	April 2011 to present April 2013 to present
J. Andrew Murphy	Senior Vice President, Strategic Planning, Edison International Senior Managing Director, Macquarie Infrastructure and Real Assets[4]	September 2015 to present January 2012 to August 2015
Gaddi H. Vasquez	Senior Vice President, Government Affairs, Edison International and SCE Senior Vice President, Public Affairs, SCE	May 2013 to present July 2009 to May 2013
Jacqueline Trapp	Vice President, Human Resources, Edison International and SCE Director, Executive Talent and Rewards, Edison International	June 2016 to present July 2012 to June 2016
Kevin M. Payne	Chief Executive Officer, SCE Senior Vice President, Customer Service, SCE Vice President, Engineering and Technical Services, SCE	June 2016 to present March 2014 to June 2016 September 2011 to February 2014
Ronald O. Nichols	President, SCE Senior Vice President, Regulatory Affairs, SCE General Manager/Chief Executive Officer, Los Angeles Department of Water and Power[5]	June 2016 to present April 2014 to June 2016 January 2011 to February 2014

[1]	EME is a wholly-owned subsidiary of Edison International and an affiliate of SCE. EME filed for bankruptcy on December 17, 2012.

[2]	EME Reorg Trust was an entity formed as part of the EME bankruptcy to hold creditors' interests after the sale of EME's assets to NRG and is not a parent, affiliate or subsidiary of SCE.

[3]	Akin Gump Strauss Hauer & Feld is a global law firm and is not a parent, affiliate or subsidiary of Edison International.

[4]	Macquarie Infrastructure and Real Assets is a global infrastructure management company and is not a parent, affiliate or subsidiary of Edison International.

[5]	Los Angeles Department of Water and Power is a municipal water and power utility company and is not a parent, affiliate or subsidiary of Edison International.
EXECUTIVE OFFICERS OF SOUTHERN CALIFORNIA EDISON COMPANY

Executive Officer	Age at February 22, 2018	Company Position
Kevin M. Payne	57	Chief Executive Officer
Ronald O. Nichols	64	President
William M. Petmecky III	48	Senior Vice President and Chief Financial Officer
Russell C. Swartz	66	Senior Vice President and General Counsel
Philip R. Herrington	55	Senior Vice President, Transmission and Distribution
Stuart R. Hemphill	54	Senior Vice President, Customer and Operational Services
Caroline Choi	49	Senior Vice President, Regulatory Affairs
As set forth in Article IV of SCE's Bylaws, the elected officers of SCE are chosen annually by, and serve at the pleasure of, SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE, its parent company Edison International, and/or one of SCE's subsidiaries or other affiliates for more than five years, except for Messrs. Nichols and Herrington, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

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
Philip R. Herrington
Senior Vice President, Transmission and Distribution, SCE
Vice President, Power Production, SCE
President, US Competitive Generation/Market Business Lead, The AES Corporation President and Chief Executive Officer, Dayton Power and Light
September 2017 to present August 2015 to September 2017 July 2013 to July 2015 March 2012 to March 2014
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

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning executive officers of Edison International is set forth above under "Executive Officers of Edison International." Information concerning executive officers of SCE is set forth above under "Executive Officers of Southern California Edison Company." Other information responding to this section will appear in Edison International's and SCE's Joint Proxy Statement under the headings "Item 1: Election of Directors," and is incorporated herein by this reference.
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
Equity Compensation Plans
All of Edison International's equity compensation plans that were in effect as of December 31, 2017 have been approved by security holders. The following table sets forth, for each of Edison International's equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrants and rights to acquire such stock, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	8,305,488 [1]	58.98	30,388,425 [2]

[1]
This amount includes 7,822,565 shares covered by outstanding stock options, 322,281 shares covered by outstanding restricted stock unit awards, and 160,642 shares covered by outstanding deferred stock unit awards, with the outstanding shares covered by outstanding restricted stock unit and deferred stock unit awards including the crediting of dividend equivalents through December 31, 2017. The weighted-average exercise price of awards outstanding under equity compensation plans approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of awards outstanding have no exercise price. Awards payable solely in cash are not reflected in this table.

[2]
This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan as of December 31, 2017, and includes shares that have become available from the Edison International Equity Compensation Plan and the Edison International 2000 Equity Plan (together, the "Prior Plans"). However, no additional awards may be granted under the Prior Plans. The maximum number of shares of Edison International Common Stock that may be issued or transferred pursuant to awards under the Edison International 2007 Performance Incentive Plan is 66,000,000 shares, plus the number of any shares subject to awards issued under the Prior Plans and outstanding as of April 26, 2007 that expire, cancel or terminate without being exercised or shares being issued. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses.

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
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Edison International
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
Market information responding to this section is included in "Notes to Consolidated Financial Statements—Note 17. Quarterly Financial Data (Unaudited)." There are restrictions on the ability of Edison International's subsidiaries to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—SCE—SCE Dividends," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividend Restrictions." The number of common stockholders of record of Edison International was 32,278 on February 20, 2018. In addition, Edison International cannot pay dividends if it does not meet California law requirements on retained earnings and solvency.
Southern California Edison Company
As a result of the formation of a holding company described under the heading "Business" above, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock. Information with respect to frequency and amount of cash dividends is included in "Notes to the Consolidated Financial Statements—Note 17. Quarterly Financial Data (Unaudited)." There are restrictions on SCE's ability to pay dividends to Edison International. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—SCE—SCE Dividends," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividend Restrictions."
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the fourth quarter of 2017.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	47,999	$78.25	—	—
November 1, 2017 to November 30, 2017	410,890	81.45	—	—
December 1, 2017 to December 31, 2017	668,154	69.63	—	—
Total	1,127,043	$74.31	—	—

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

Comparison of Five-Year Cumulative Total Return

	2012	2013	2014	2015	2016	2017
Edison International	$100	$105	$153	$142	$178	$161
S & P 500 Index	100	132	150	153	171	208
Philadelphia Utility Index	100	111	143	134	157	178
Note: Assumes $100 invested on December 31, 2012 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See Consolidated Financial Statements listed in the Table of Contents of this report.
(a) (2) Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements
Edison International
The following documents may be found in this report at the indicated page numbers under the headings "Financial Statements and Supplementary Data" and "Exhibits and Financial Statement Schedules" in the Table of Contents of this report.

Report of Independent Registered Public Accounting Firm - Edison International
Schedule I – Condensed Financial Information of Edison International Parent
Schedule II – Valuation and Qualifying Accounts of Edison International
Schedules III through V, inclusive, for Edison International are omitted as not required or not applicable.
Southern California Edison Company
The following documents may be found in this report at the indicated page numbers under the headings "Financial Statements and Supplementary Data" and "Exhibits and Financial Statement Schedules" in the Table of Contents of this report.

Report of Independent Registered Public Accounting Firm - SCE
Schedule II – Valuation and Qualifying Accounts of SCE
Schedules I and III through V, inclusive, for SCE are omitted as not required or not applicable.
(a) (3) Exhibits

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

Southern California Edison Company

3.3
Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006, together with all Certificates of Determination of Preference Stock issued since March 2, 2006 (File No. 1-2313 filed as Exhibit 3.1 to Southern California Edison Company's Form 10-Q for the quarter ended June 30, 2017)*

3.4
Bylaws of Southern California Edison Company, as amended October 27, 2016 (File No. 1-2313, filed as Exhibit 3.2 to Southern California Edison Company's Form 10-Q dated November 1, 2016 and filed November 1, 2016)*

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

4.3	Southern California Edison Company Indenture, dated as of January 15, 1993

Edison International and Southern California Edison Company

10.1**	Edison International Director Deferred Compensation Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.3 for the quarter ended June 30, 2014)*

10.2**	Edison International 2008 Director Deferred Compensation Plan, as amended and restated effective June 19, 2014 (File No. 1-9936, filed as Exhibit No. 10.2 for the quarter ended June 30, 2014)*

10.3**	Director Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.10 to Edison International's Form 10-K for the year ended December 31, 1995)*

10.3.1**	Director Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.3.2**	Executive and Director Grantor Trust Agreements Amendment 2008-1 (File No. 1-9936, filed as Exhibit No. 10.6.2 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.4**	Edison International Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.4 for the quarter ended June 30, 2014)*

10.5**
Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective December 9, 2015* (File No. 1-9936, filed as Exhibit No. 10.5 to Edison International's Form 10-K for the year ended December 31, 2015)*

10.6**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1995)*
10.6.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.7**	Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.7 for the quarter ended June 30, 2014)*

10.7.1**	Edison International 2008 Executive Retirement Plan, as amended and restated effective August 24, 2016

10.8**	Edison International Executive Incentive Compensation Plan, as amended and restated effective August 24, 2016

10.9**
Edison International 2008 Executive Disability Plan, as amended and restated effective January 1, 2016 (File No. 1-9936, filed as Exhibit No. 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

Exhibit Number	Description
10.10**
Edison International 2007 Performance Incentive Plan as amended and restated effective May 2, 2016  (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 28, 2016 and filed April 29, 2016)*

10.10.1**	Edison International 2008 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2008)*

10.10.2**	Edison International 2009 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2009)*

10.10.3**	Edison International 2010 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2010)*

10.10.4**	Edison International 2011 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2011)*

10.10.5**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.10.6**	Edison International 2013 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.10.7**	Edison International 2014 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2014)*

10.10.8**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.10.9**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.10.10**	Edison International 2017 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.11**
Director Nonqualified Stock Option Terms and Conditions under the 2007 Performance Incentive Plan (File 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2007)*

10.12**
Edison International and Edison Mission Energy Affiliate Option Exchange Offer Summary of Deferred Compensation Alternatives, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.94 to the Edison Mission Energy's Form 10-K for the year ended December 31, 2001)*

10.12.1**
Edison International and Edison Mission Energy Affiliate Option Exchange Offer Circular, dated July 3, 2000 (File No. 1-13434, filed as Exhibit 10.93 to the Edison Mission Energy's Form 10-K for the year ended December 31, 2001)*

10.13**	Edison International 2008 Executive Severance Plan, as amended and restated effective December 31, 2017

10.14**
Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 24, 2017 (File No. 1-9936 filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended September 30, 2017)*

10.15**	Edison International Director Matching Gifts Program, as adopted June 24, 2010 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2010)*

10.16
Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.16.1
Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.16.2
Amended and Restated Tax-Allocation Agreement between Edison Capital and Edison Funding Company (formerly Mission First Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.16.3
Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

Exhibit Number	Description
10.16.4
Modification No. 1 to the Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated November 15, 2012 and filed November 21, 2012)*

10.16.5
Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties. (File No. 333-68630, filed as Exhibit 10.12 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.17**
Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the period ended June 30, 2005, and filed on August 9, 2005)*

10.18**	Edison International 2017 Executive Annual Incentive Program (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.19**	Section 409A and Other Conforming Amendments to Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.19.1**	Section 409A Amendments to Director Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37.1 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.2
Amended and Restated Credit Agreement, dated as of July 14, 2015 among Edison International and the Lenders named therein (File 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated July 14, 2015 and filed July 17, 2015)*

10.21
Amended and Restated Credit Agreement, dated as of July 14, 2015, among Southern California Edison Company and the Lenders named therein (File 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated July 14, 2015 and filed July 17, 2015)*

10.22
Term Loan Credit Agreement, dated as of January 26, 2018, among Edison International, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (File 1-2313, filed as Exhibit 10.1 to Southern California Edison Company's Form 8-K dated January 26, 2018 and filed January 26, 2018)*

10.23
Amended and Restated Settlement Agreement between Southern California Edison Company, San Diego Gas & Electric Company, the Office of Ratepayer Advocates, The Utility Reform Network, Friends of the Earth, and the Coalition of California Utility Employees, dated September 23, 2014 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2014)*

10.24	Revised San Onofre Settlement Agreement dated January 30, 2018 (File No. 1-9936, filed as exhibit 10.1 to Edison International's Form 8-K dated January 30, 2018 and filed January 31, 2018)*

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2017, filed on February 22, 2018, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

Exhibit Number	Description
101.2
Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2017, filed on February 22, 2018, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

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

SCHEDULES SUPPLEMENTING FINANCIAL STATEMENTS

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2017	2016
Assets:
Cash and cash equivalents	$524	$6
Other current assets	340	261
Total current assets	864	267
Investments in subsidiaries	13,659	13,459
Deferred income taxes	500	646
Other long-term assets	91	108
Total assets	$15,114	$14,480
Liabilities and equity:
Short-term debt	$1,139	$539
Current portion of long-term debt	—	400
Other current liabilities	467	484
Total current liabilities	1,606	1,423
Long-term debt	1,193	397
Other long-term liabilities	644	664
Total equity	11,671	11,996
Total liabilities and equity	$15,114	$14,480

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2017, 2016 and 2015

(in millions)	2017	2016	2015
Interest income from affiliates	$—	$6	$3
Operating expenses and interest expense	92	86	78
Loss before equity in earnings of subsidiaries	(92)	(80)	(75)
Equity in earnings of subsidiaries	739	1,337	1,025
Income before income taxes	647	1,257	950
Income tax expense (benefit)	82	(42)	(35)
Income from continuing operations	565	1,299	985
Income from discontinued operations, net of tax	—	12	35
Net income	$565	$1,311	$1,020

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, 2016 and 2015

(in millions)	2017	2016	2015
Net income	$565	$1,311	$1,020
Other comprehensive income, net of tax	10	3	2
Comprehensive income	$575	$1,314	$1,022

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015

(in millions)	2017	2016	2015
Net cash provided by operating activities	$462	$493	$641
Cash flows from financing activities:
Long-term debt issued	798	400	—
Long-term debt issuance costs	(5)	(3)	—
Long-term debt matured	(400)	—	—
Payable due to affiliates	8	34	54
Short-term debt financing, net	600	(108)	26
Payments for stock-based compensation	(260)	(95)	(114)
Receipts for stock-based compensation	144	51	72
Dividends paid	(707)	(626)	(544)
Net cash provided by (used in) financing activities	178	(347)	(506)
Capital contributions to affiliate	(122)	(147)	(30)
Loans to affiliate	—	—	(106)
Net cash used in investing activities:	(122)	(147)	(136)
Net increase (decrease) in cash and cash equivalents	518	(1)	(1)
Cash and cash equivalents, beginning of year	6	7	8
Cash and cash equivalents, end of year	$524	$6	$7
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
Dividends Received
Edison International Parent received cash dividends from SCE of $573 million, $701 million and $758 million in 2017, 2016 and 2015, respectively. During the fourth quarter of 2017, SCE declared a dividend to Edison International of $212 million, which was paid on January 31, 2018.
Dividend Restrictions
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. Under CPUC regulations, SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month average basis, or otherwise satisfies the CPUC requirements.
If the Revised San Onofre Settlement Agreement is approved by the CPUC, SCE may exclude the $448 million after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure. At December 31, 2017, without excluding the $448 million after-tax charge, SCE's 13-month average common equity component of total capitalization was 50.0% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $511 million, resulting in a restriction on net assets of approximately $14.2 billion. If the Revised San Onofre Settlement Agreement had been approved by the CPUC at December 31, 2017, the common equity component of SCE's capital structure would have been 50.1% on a 13-month average basis.

Note 2. Debt and Credit Agreements
Long-Term Debt
During the first quarter of 2017, Edison International issued $400 million of 2.125% senior notes due in 2020. The proceeds were used to repay commercial paper borrowings and for general corporate purposes. In August 2017, Edison International issued $400 million of 2.40% senior notes due in 2022. In addition, at December 31, 2017 and 2016, respectively, Edison International Parent had $400 million of 2.95% senior notes due in 2023 and $400 million of 3.75% senior notes, which were paid in September 2017 with the proceeds from the August 2017 issuance as discussed above.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facility at December 31, 2017:

(in millions)
Commitment	$1,250
Outstanding borrowings	(1,139)
Amount available	$111
During the second quarter of 2017, Edison International Parent amended the credit facility to extend the maturity date for the $1.25 billion credit facility to July 2022. At December 31, 2017, the outstanding commercial paper, net of discount, was $639 million at a weighted-average interest rate of 1.70%. This commercial paper was supported by the $1.25 billion multi-year revolving credit facility. In December 2017, Edison International Parent borrowed $500 million from the credit facility which had an interest rate of 2.56% on December 31, 2017. In January 2018, Edison International repaid its $500 million borrowings with cash on hand. At December 31, 2016, the outstanding commercial paper, net of discount, was $538 million at a weighted-average interest rate of 0.97%.
In January 2018, Edison International Parent borrowed $500 million under a Term Loan Agreement due in January 2019, with a variable interest rate based on the London Interbank Offered Rate plus 60 basis points. The proceeds were used to repay Edison International Parent's commercial paper borrowings discussed above.
The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.65 to 1. At December 31, 2017, Edison International's consolidated debt to total capitalization ratio was 0.51 to 1.
Note 3. Related-Party Transactions
Edison International's Parent expense from services provided by SCE was $3 million annually in 2017, 2016 and 2015. Edison International's Parent interest expense from loans due to affiliates was $5 million in 2017, $3 million in 2016 and $6 million in 2015. Edison International Parent had current related-party receivables of $256 million and $262 million and current related-party payables of $235 million and $221 million at December 31, 2017 and 2016, respectively. During 2017, a related-party note receivable of $184 million was converted into a capital contribution. Edison International Parent had long-term related-party receivables of $81 million and $103 million at December 31, 2017 and 2016, respectively, and long-term related-party payables of $200 million and $243 million at December 31, 2017 and 2016, respectively.
Note 4. Contingencies
For a discussion of material contingencies see "Notes to Consolidated Financial Statements—Note 7. Income Taxes" and "—Note 11. Commitments and Contingencies."

EDISON INTERNATIONAL
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year ended December 31, 2017
Allowance for uncollectible accounts
Customers	$41.2	$12.9	$—		$17.5		$36.6
All others	20.6	13.5	—		16.8		17.3
Total allowance for uncollectible amounts	$61.8	$26.4	$—		$34.3	[a]	$53.9
Tax valuation allowance	$24.0	$—	$4.0	[c]	$—		$28.0

For the Year ended December 31, 2016
Allowance for uncollectible accounts
Customers	$46.2	$17.7	$—		$22.7		$41.2
All others	15.5	15.9	—		10.8		20.6
Total allowance for uncollectible amounts	$61.7	$33.6	$—		$33.5	[a]	$61.8
Tax valuation allowance	$32.0	$—	$—		$8.0	[b]	$24.0

For the Year ended December 31, 2015
Allowance for uncollectible accounts
Customers	$48.9	$23.9	$—		$26.6		$46.2
All others	23.3	18.0	—		25.8		15.5
Total allowance for uncollectible amounts	$72.2	$41.9	$—		$52.4	[a]	$61.7
Tax valuation allowance	$29.0	$3.0	$—		$—		$32.0

[a]	Accounts written off, net.

[b]	In 2016, Edison International determined that $8 million of the assets subject to a valuation allowance had no expectation of recovery and were written off.

[c]	As a result of Tax Reform, Edison International recorded an additional valuation allowance of $4 million for non-California state net operating loss carryforwards estimated to expire unused.

SOUTHERN CALIFORNIA EDISON COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
For the Year ended December 31, 2017
For the Year ended
Customers	$40.5	$12.9	$—	$17.4		$36.0
All others	20.6	13.5	—	16.8		17.3
Total allowance for uncollectible accounts	$61.1	$26.4	$—	$34.2	[a]	$53.3

For the Year ended December 31, 2016
Allowance for uncollectible accounts
Customers	$46.2	$17.0	$—	$22.7		$40.5
All others	15.5	15.9	—	10.8		20.6
Total allowance for uncollectible accounts	$61.7	$32.9	$—	$33.5	[a]	$61.1

For the Year ended December 31, 2015
Allowance for uncollectible accounts
Customers	$48.9	$23.9	$—	$26.6		$46.2
All others	18.7	18.0	—	21.2		15.5
Total allowance for uncollectible accounts	$67.6	$41.9	$—	$47.8	[a]	$61.7

[a]	Accounts written off, net.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 22, 2018	Date:	February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title

A. Principal Executive Officers

Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)

Kevin Payne*	Chief Executive Officer and SCE Director (Southern California Edison Company)

B. Principal Financial Officers

Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)

William M. Petmecky III*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)

C. Principal Accounting Officers

Aaron D. Moss	Vice President and Controller (Edison International)

Aaron D. Moss	Vice President and Controller (Southern California Edison Company)

D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)

Michael C. Camuñez*	Director

Vanessa C.L. Chang*	Director

Louis Hernandez, Jr.*	Director
James T. Morris*	Director
Pedro J. Pizarro*	Director

Kevin Payne (SCE only)*	Director

Timothy T. O’Toole*	Director

Linda G. Stuntz*	Director

William P. Sullivan*	Chair of the Edison International Board and Director

Ellen O. Tauscher*	Director

Peter J. Taylor*	Director

Brett White*	Director

*By:	/s/ Aaron D. Moss	*By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Attorney-in-fact for EIX Directors and Officers)		Aaron D. Moss Vice President and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 22, 2018	Date:	February 22, 2018