Form 10-Q
period 2018-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2018-05-01
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Common Stock outstanding as of April 27, 2018:
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

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2017
AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
bonus depreciation	Current federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Cal Fire	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
DOE	U.S. Department of Energy
DERs	distributed energy resources
DRP	Distributed Resources Plan
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group
Edison Energy Group, Inc., the holding company for subsidiaries engaged in competitive businesses focused on providing energy services, including distributed generation and/or storage, to commercial and industrial customers

EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
ERRA	Energy Resource Recovery Account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 26, 2018
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc. and related companies
MW	megawatts
MWdc	megawatts measured for solar projects representing the accumulated peak capacity of all the solar modules
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NOL	net operating loss

NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates
OII	Order Instituting Investigation
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

Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
Prior San Onofre Settlement Agreement	San Onofre OII Settlement Agreement by and among TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014
Revised San Onofre Settlement Agreement	Revised San Onofre OII Settlement Agreement among OII Parties, dated January 30, 2018
ROE	return on common equity
S&P	Standard & Poor's Ratings Services
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
San Onofre OII Settlement Agreement	Settlement Agreement by and among SCE, TURN, ORA, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014
SCE	Southern California Edison Company
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018
TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•
ability of SCE to recover its costs in a timely manner from its customers through regulated rates, including costs related to uninsured wildfire-related and mudslide-related liabilities, spending on grid modernization and other capital spending incurred prior to explicit regulatory approval;

•
ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related and mudslide-related exposure, and to recover the costs of such insurance or, in the absence of insurance, the ability to recover uninsured losses;

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including determinations of authorized rates of return or return on equity, the 2018 GRC, the recoverability of wildfire-related and mudslide-related costs, and delays in regulatory actions;

•	ability of Edison International or SCE to borrow funds and access the bank and capital markets on reasonable terms;

•	risks associated with the decommissioning of San Onofre, including those related to public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, and cost overruns;

•	extreme weather-related incidents and other natural disasters, including earthquakes and events caused, or exacerbated, by climate change, such as wildfires;

•	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure due to CCAs;

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

•
physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;

•	ability of Edison International to develop competitive businesses, manage new business risks, and recover and earn a return on its investment in newly developed or acquired businesses;

•
changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities and effective tax rate;

•	changes in the fair value of investments and other assets;

•	changes in interest rates and rates of inflation, including escalation rates (which may be adjusted by public utility regulators);

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

•	cost and availability of labor, equipment and materials;

•	potential for penalties or disallowance for non-compliance with applicable laws and regulations; and

•
cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2017 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2017 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE provide direct links to certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings at www.edisoninvestor.com (SCE Regulatory Highlights) so that such filings, rulings and notices are available to all investors. Edison International and SCE post or provide direct links to certain documents and information related to Southern California wildfires which may be of interest to investors at www.edisoninvestor.com (Southern California Wildfires) in order to publicly disseminate such information. Edison International and SCE also routinely post or provide direct links to presentations, documents and other information that may be of interest to investors at www.edisoninvestor.com (Events and Presentations) in order to publicly disseminate such information.
The MD&A for the three months ended March 31, 2018 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2017, and as compared to the three months ended March 31, 2017. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2017 (the "year-ended 2017 MD&A"), which was included in the 2017 Form 10-K.
Except when otherwise stated, references to each of Edison International, SCE, or Edison Energy Group mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated competitive subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE and Edison Energy Group. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy services and managed portfolio solutions to commercial and industrial customers. Edison Energy Group's business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all the information contained in this report relates to both filers.

	Three months ended March 31,
(in millions)	2018	2017	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$286	$349	$(63)
Edison International Parent and Other	(68)	13	(81)
Edison International	218	362	(144)
Less: Non-core items
SCE	—	—	—
Edison International Parent and Other	(44)	—	(44)
Total non-core items	(44)	—	(44)
Core earnings (losses)
SCE	286	349	(63)
Edison International Parent and Other	(24)	13	(37)
Edison International	$262	$362	$(100)
Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the HLBV accounting method and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other gains and losses related to certain tax, regulatory, or legal settlements or proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing.
Edison International's first quarter 2018 earnings decreased $144 million from the first quarter of 2017, comprised of a decline in SCE's earnings of $63 million and an increase in Edison International Parent and Other's losses of $81 million. SCE's lower core earnings resulted from the impact of the July 2017 cost of capital decision on GRC revenue, higher operation and maintenance expenses and higher net financing costs.
Edison International Parent and Other's increase in losses for the three months ended March 31, 2018 was due to higher core losses of $37 million and higher non-core losses of $44 million. The increase in core losses was due to lower income tax benefits related to stock option exercises and the impact of Tax Reform on pre-tax losses.

Consolidated non-core items for the first quarter of 2018 and 2017 included:

•
Impairment and other charges of $66 million ($48 million after tax) in the first quarter of 2018 resulting from Edison International's agreement to sell SoCore Energy to a third party. The net assets of SoCore Energy have been recorded at fair value, less expected transaction costs (see "Results of Operations—Edison International Parent and Other—Strategic Review of Edison Energy Group Competitive Business—Sale of SoCore Energy").

•
Income of $6 million ($4 million after-tax) and less than $1 million for the first quarter of 2018 and 2017, respectively, related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method. Edison International core earnings reflected the operating results of the solar projects, related financings and the priority return to the tax equity investor. The losses allocated to the tax equity investor under HLBV accounting method results in income allocated to subsidiaries of Edison International, neither of which is due to the operating performance of the projects but rather due to the allocation of income tax attributes under the tax equity financing. Accordingly, Edison International has included the non-operating allocation of income as a non-core item. For further information on HLBV, see Note 1 of "Notes to Consolidated Financial Statements" included in the 2017 Form 10-K.

Southern California Wildfires
In December 2017, several wind-driven wildfires (the "December 2017 Wildfires") impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to the most recent California Department of Forestry and Fire Protection ("Cal Fire") incident information reports, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in one fatality.
Determining wildfire origin and cause is often a complex and time-consuming process, and several investigations into the facts and circumstances of the Thomas Fire are believed to be ongoing. SCE has been advised that the origins and causes of the fire are being investigated by Cal Fire and the Ventura County Fire Department. In connection with its investigation of the Thomas Fire, Cal Fire has removed and retained certain of SCE's equipment that was located near suspected ignition points of the fire. The CPUC's SED is also conducting an investigation to assess the compliance of SCE and its facilities with applicable rules and regulations in areas impacted by the Thomas Fire. In addition, as it does in all wildfire matters in which its facilities may or are alleged to be involved, SCE is conducting its own investigation of the Thomas Fire. At this time, SCE cannot predict when its own investigation, or the investigations of Cal Fire, the Ventura County Fire Department or the SED, will be completed.
SCE is aware of multiple lawsuits filed related to the Thomas Fire naming SCE as a defendant. Several of the lawsuits also name Edison International as a defendant. Certain California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utilities’ facilities were determined to be a substantial cause of a wildfire that caused property damage. Any potential liability for December 2017 Wildfire-related damages will depend on a number of factors, including whether SCE substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation.
Given the preliminary stages of the investigations and the uncertainty as to the causes of the Thomas Fire, and the extent and magnitude of potential damages, Edison International and SCE are currently unable to predict the outcome of the claims made against SCE and Edison International or reasonably estimate a range of losses that may be incurred. SCE and Edison International’s potential liability related to the Thomas Fire could be substantial.
SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence, for wildfire-related claims for the period ending on May 31, 2018. SCE also has approximately $300 million of additional insurance coverage for wildfire-related occurrences for the period from December 31, 2017 to December 31, 2018, which may be used in addition to the $1 billion in wildfire insurance for wildfire events occurring on or after December 31, 2017 and on or before May 31, 2018, and would be available for new wildfire events, if any, occurring after May 31, 2018 and on or before December 30, 2018. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period. Should responsibility for a significant portion of the damages related to the December 2017 Wildfires be attributed to SCE, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover its uninsured damages through electric service rates if, for example, the CPUC finds that the damages were incurred because SCE was not a prudent manager of its facilities.

Edison International and SCE are pursuing legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting damages in rates. Edison International and SCE cannot predict whether or when a solution mitigating the significant risk faced by a California investor-owned utility related to wildfires will be achieved.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires" and "Legal Proceedings—December 2017 Wildfire Litigation."
Montecito Mudslides
In January 2018, torrential rains in Santa Barbara County produced mudslides and flooding in Montecito and surrounding areas (the "Montecito Mudslides"). According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures and resulted in at least 21 fatalities, with two additional fatalities presumed.
Of the lawsuits mentioned above, several allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Some of the Montecito Mudslides lawsuits also name Edison International as a defendant. Edison International and SCE are currently unable to predict the outcome of the claims made against SCE and Edison International or reasonably estimate a range of losses that may be incurred. SCE and Edison International's potential liability related to the Montecito Mudslides could be substantial, SCE's insurance may not be sufficient to cover such damages, and SCE may not be authorized to recover any uninsured damages in rates.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Montecito Mudslides" and "Legal Proceedings—Montecito Mudslides Litigation."
Permanent Retirement of San Onofre
Entry into Revised Settlement and Utility Shareholder Agreements
As discussed in the year-ended 2017 MD&A, on January 30, 2018, the OII Parties entered into a Revised San Onofre Settlement Agreement in the CPUC OII proceeding regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre. If approved by the CPUC, the Revised San Onofre Settlement Agreement will resolve all issues under consideration in the San Onofre OII and will modify the Prior San Onofre Settlement Agreement. If approved by the CPUC, the Revised San Onofre Settlement Agreement will also result in the dismissal of a federal lawsuit currently pending in the Ninth Circuit Court of Appeals challenging the CPUC's authority to permit rate recovery of San Onofre costs. The Revised San Onofre Settlement Agreement was the result of multiple mediation sessions in 2017 and January 2018 and was signed on January 30, 2018 following a settlement conference in the OII, as required under CPUC rules.
Implementation of the terms of the Revised San Onofre Settlement Agreement is subject to the approval of the CPUC, as to which there is no assurance. The OII Parties have agreed to exercise their best efforts to obtain CPUC approval, but there can be no certainty of when or what the CPUC will actually decide.
The San Onofre OII Assigned Commissioner and Assigned ALJ have issued joint rulings that, among other things, (i) direct the parties to submit joint testimony to the CPUC in support of the Revised San Onofre Settlement Agreement on April 27, 2018; (ii) direct all parties to submit briefing on whether an attorneys' fees provision in a related settlement agreement pertaining to the dismissal of a federal lawsuit challenging the Prior San Onofre Settlement Agreement impacts the integrity of the CPUC's intervenor compensation program; and (iii) schedule a public participation hearing and a status conference. In lieu of the joint testimony, with the ALJ's consent, the parties submitted a joint stipulation of facts in support of the Revised San Onofre Settlement Agreement on April 27, 2018.

Capital Program
Total capital expenditures (including accruals) were $853 million and $647 million for the first three months of 2018 and 2017, respectively. SCE's first quarter capital spending was consistent with its 2018 plan and SCE continues to project 2018 capital expenditures of approximately $4.2 billion for 2018. As discussed in the year-ended 2017 MD&A in the absence of a 2018 GRC decision, SCE has developed, and is executing against, a 2018 capital expenditure plan that will allow SCE to ramp up its capital spending program over the three-year GRC period to meet what is ultimately authorized in the 2018 GRC decision while minimizing the associated risk of unauthorized spending. Forecasted expenditures for capital projects are subject to change due to, among other things, timeliness of permitting, licensing, regulatory approvals, and contractor bids. For further information regarding the capital program see "Liquidity and Capital Resources—SCE—Capital Investment Plan" and the year-ended 2017 MD&A, "Management Overview—Capital Program."
Distribution Grid Development
Transportation Electrification Plan
In January 2017, SCE filed a transportation electrification plan with the CPUC to accelerate the adoption of electric transportation, which is critical to California's climate change and GHG reduction objectives. The plan proposes a five-year program to fund medium- and heavy-duty vehicle charging infrastructure that follows the model developed for SCE's Charge Ready program. The proposal has an estimated five-year cost of $554 million ($532 million capital) in 2016 dollars. In March 2018, the CPUC issued a proposed decision granting SCE $208 million in 2016 dollars to install the charging infrastructure at a minimum of 700 sites to support the electrification of at least 6,500 medium-and-heavy-duty electric vehicles. If adopted as proposed, the decision will allow customers the option to own the charging infrastructure, which would reduce the costs it can attribute to capital spending. SCE has filed comments on the proposed decision opposing treating customer-owned charging infrastructure as an expense and advocating to remove minimum site requirements based on incorrect cost estimates. SCE expects a final decision in the second quarter of 2018. SCE plans to propose additional programs and pilots in the future. The capital costs for these proposed projects are not included in SCE's capital spending and rate base forecasts.
2018 General Rate Case
As discussed in the year-end 2017 MD&A, in December 2017 SCE filed an update in the GRC proceedings for the three-year period 2018 – 2020. SCE updated its 2018 revenue requirement request from $5.885 billion to $5.673 billion, a $33 million increase over the 2017 GRC authorized revenue requirement, and proposed post-test year increases in 2019 and 2020 of $477 million and $554 million, respectively. In February 2018, SCE further updated its request to incorporate the changes associated with Tax Reform, which resulted in a revenue requirement request of $5.534 billion, a decrease of $139 million from the December update filing and a $106 million decrease from the 2017 GRC authorized revenue requirement. SCE proposed post-test year increases in 2019 and 2020 of $292 million and $319 million, respectively, decreases from the December update filing of $185 million and $235 million, respectively.
A final 2018 GRC decision is not expected until later in 2018. Until a GRC decision is issued, SCE is recognizing revenue in 2018 based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and Tax Reform. The CPUC has approved the establishment of a GRC memorandum account, which will make the 2018 revenue requirement adopted by the CPUC effective as of January 1, 2018. SCE cannot predict the revenue requirement the CPUC will authorize or provide assurance on the timing of a final decision.
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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended March 31, 2018 versus March 31, 2017

	Three months ended March 31, 2018			Three months ended March 31, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Operating revenue	$1,513	$1,041	$2,554	$1,552	$904	$2,456
Purchased power and fuel	—	926	926	—	784	784
Operation and maintenance[1]	509	142	651	450	130	580
Depreciation and amortization	459	—	459	497	—	497
Property and other taxes	105	—	105	97	—	97
Other operating income	(1)	—	(1)	—	—	—
Total operating expenses	1,072	1,068	2,140	1,044	914	1,958
Operating income	441	(27)	414	508	(10)	498
Interest expense	(155)	—	(155)	(141)	—	(141)
Other income and expenses[1]	24	27	51	25	10	35
Income before income taxes	310	—	310	392	—	392
Income tax expense (benefits)	(6)	—	(6)	12	—	12
Net income	316	—	316	380	—	380
Preferred and preference stock dividend requirements	30	—	30	31	—	31
Net income available for common stock	$286	$—	$286	$349	$—	$349
Net income available for common stock			$286			$349
Less:
Non-core earnings			—			—
Core earnings[2]			$286			$349

[1]
Expenses for the three months ended March 31, 2017 were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans. For further information, see Note 1 in the "Notes to Consolidated Financial Statements."

[2]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:

•	Lower operating revenue of $39 million primarily due to the following:

•
A decrease of $36 million in CPUC revenue related to recognizing revenue based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and the impact of Tax Reform. See "Management Overview—2018 General Rate Case" for further information.

•	A decrease in FERC revenue of $15 million primarily due to the reduction in the federal corporate income tax rate resulting from Tax Reform.

•
A decrease in revenue of $10 million related to $18 million resulting from the amortization of excess deferred tax assets as a result of Tax Reform (offset in income taxes below) partially offset by $8 million of lower 2018 incremental tax benefits refunded to customers (offset in income taxes below). See the year-end 2017 MD&A, "Management Overview—Tax Reform" for further information.

•
In 2017, revenue related to San Onofre were reduced by $22 million, resulting from a $65 million reduction related to the tax abandonment of San Onofre (offset in income taxes below) partially offset by revenue of $43 million related to the recovery of amortization of the San Onofre regulatory asset and authorized return as provided by the Prior San Onofre Settlement Agreement. There is no revenue recorded in 2018 for San Onofre as a result of the Revised San

Onofre Settlement Agreement (see "Management Overview—Permanent Retirement of San Onofre" for further information).

•
Higher operation and maintenance costs of $59 million primarily due to higher insurance premiums associated with additional wildfire insurance coverage entered into in December 2017, higher transmission and distribution costs for line clearing and other maintenance expenses.

•
Lower depreciation and amortization expense of $38 million primarily related to the amortization of the San Onofre regulatory asset in 2017 (offset in revenue above) and lower intangible plant amortization.

•	Higher property and other taxes of $8 million primarily due to higher assessed values for property taxes in 2018.

•	Higher interest expense of $14 million primarily due to increased borrowings.

•
Lower income tax expense of $18 million primarily due to lower pre-tax income for the first quarter of 2018 at a lower federal income tax rate partially offset by higher tax benefits in 2017 primarily related to the ratemaking treatment on the San Onofre tax abandonment. In addition, SCE had lower tax benefits refunded to customers in 2018 offset by tax benefits from the amortization of excess deferred tax assets as a result of Tax Reform (offset in revenue above). See the year-end 2017 MD&A, "Management Overview—Tax Reform" for further information.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $142 million primarily driven by higher power prices and volume experienced in 2018 relative to 2017, partially offset by higher congestion revenue right credits.

•	Higher operation and maintenance expense of $12 million primarily driven by higher transmission access charges, partially offset by lower spending on various public purpose programs.

•
Higher other income and expenses of $17 million primarily driven by higher net periodic benefit income - non-service cost components in 2018 relative to 2017. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $2.4 billion and $2.3 billion for the three months ended March 31, 2018 and 2017, respectively.
Retail billed and unbilled revenue for the three months ended March 31, 2018 was higher compared to the same period in 2017 primarily due to the implementation of the 2018 ERRA rate increase.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2017 Form 10-K).
Income Taxes
SCE's income tax expense decreased by $18 million for the three months ended March 31, 2018 compared to the same periods in 2017.
The effective tax rates were (1.9)% and 3.1% for the three months ended March 31, 2018 and 2017, respectively. SCE's effective tax rate is below the federal statutory rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively, primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease for the three months ended March 31, 2018 was primarily due to lower pre-tax income at a lower federal tax rate partially offset by higher tax benefits in 2017 primarily related to the ratemaking treatment on the San Onofre tax abandonment.
See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other Edison International subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.
Strategic Review of Edison Energy Group Competitive Businesses
Sale of SoCore Energy
On February 28, 2018, Edison International agreed to sell SoCore Energy LLC ("SoCore Energy"), a then subsidiary of Edison Energy Group, to a third party, subject to the completion of closing conditions, which were subsequently satisfied on April 16, 2018. As a result, Edison International accounted for the assets and liabilities of SoCore Energy as held for sale as of March 31, 2018 and recognized a pre-tax loss of $66 million ($48 million after-tax). See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information.
Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2018	2017
Edison Energy Group and subsidiaries[1]	$(52)	$(6)
Corporate expenses and other subsidiaries	(16)	19
Total Edison International Parent and Other	$(68)	$13

[1]
Includes income of $4 million and less than $1 million for the three months ended March 31, 2018 and 2017, respectively, related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method.

The loss from continuing operations of Edison International Parent and Other was $68 million for the three months ended March 31, 2018 compared to income of $13 million for the same period in 2017. The increase in loss was primarily due to a $48 million after-tax impairment charge that resulted from the sale of SoCore Energy (as discussed above), lower income tax benefits of $35 million related to stock option exercises, and the impact of Tax Reform on pre-tax losses.
LIQUIDITY AND CAPITAL RESOURCES
Southern California Edison Company
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations and any dividend payments to Edison International and preferred and preference shareholders, and the outcome of tax and regulatory matters.
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, tax benefits, and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facility to fund cash requirements.
Available Liquidity
At March 31, 2018, SCE had approximately $2.58 billion available under its $2.75 billion credit facility. The credit facility is available for borrowing needs until July 2022. In March 2018, SCE issued $1.25 billion of first and refunding mortgage bonds. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facility or other borrowings, subject to availability in the bank and capital markets. As necessary, SCE will utilize its available liquidity, capital market financings of debt and preferred equity or parent company contributions to SCE equity in order to meet its obligations as they become due, including any potential costs related to the December 2017 Wildfires and Montecito Mudslides (see "Management Overview—Southern California Wildfires" and "—Montecito Mudslides" for further information).

Debt Covenant
A debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At March 31, 2018, SCE's debt to total capitalization ratio was 0.45 to 1.
At March 31, 2018, SCE was in compliance with all other financial covenants that affect access to capital.
Capital Investment Plan
Below are updates for large transmission and substation projects since the filing of the 2017 Form 10-K. SCE is currently evaluating the timing of its major construction projects. For further information on these projects, see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Major Transmission Projects" in the year-end 2017 MD&A.
Major Transmission Projects
Alberhill System
The Alberhill System Project would consist of constructing a new 500-kV substation, two 500-kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500-kV transmission line, telecommunication equipment and subtransmission lines in unincorporated and incorporated portions of western Riverside County. The Project was designed to meet long-term forecasted electrical demand in the proposed Alberhill Project area and to increase electrical system reliability. In April 2018, the CPUC issued a proposed decision denying SCE’s request for a certificate of public convenience and necessity based on the presiding administrative law judge's conclusion that the Alberhill System Project is not needed. SCE continues to believe the Alberhill System Project is needed to serve forecasted local area demand and to increase operating flexibility. SCE has filed comments requesting that the CPUC deny the proposed decision as currently proposed and instead grant the certificate of public convenience and necessity for the Alberhill System Project. A final CPUC decision is anticipated in 2018. SCE is unable to predict the outcome of this matter.
Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently-incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. Excluding land costs, which may be recovered through sale to a third party, SCE has incurred $39 million of capital expenditures, including overhead costs, as of March 31, 2018, of which $29 million may not be recoverable if the project is cancelled. SCE's total capital expenditures for the Alberhill System Project are estimated to be $486 million, of which approximately $175 million is included in the 2018 – 2020 capital program period.
Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities (RPU), the municipal utility department of the City of Riverside. While RPU would be responsible for constructing some of the Project's facilities within Riverside, SCE's portion of the Project consists of constructing upgrades to its system, including a new 230-kV Substation; certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. The purpose of the Project is to provide RPU and its customers with adequate transmission capacity to serve existing and projected load, to provide for long-term system capacity for load growth, and to provide needed system reliability. Due to changed circumstances since the time the Project was originally developed, SCE informed the CPUC in August 2016 that it supports revisions to the proposed Project. In April 2018, the CPUC issued a subsequent environmental impact report which included a new route alternative, different from SCE’s proposed project, as the environmentally preferred project and proposed an additional 220-kV underground power line. SCE is assessing the potential cost impacts of the new route alternative and underground power line. SCE expects a CPUC decision in late 2018 or early 2019.
Dividend Restrictions
On January 31, 2018, SCE paid Edison International a dividend of $212 million that was declared during the fourth quarter of 2017. On February 22, 2018, SCE declared a dividend to Edison International of $212 million that will be paid in the second quarter of 2018.
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. Under CPUC regulations, SCE may make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis, or otherwise satisfies the CPUC requirements. If the Revised San Onofre Settlement Agreement is approved by the CPUC, SCE may exclude the $448 million after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure (see "Notes to Consolidated Financial Statements— Note 12. Commitment and Contingencies" for further information on the Revised San Onofre Settlement Agreement). At March 31, 2018, without excluding the $448 million after-tax charge, SCE's 13-month average common equity component of total capitalization was 49.7% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $446 million, resulting in a restriction on net assets of approximately $14.3 billion. If the Revised San Onofre Settlement Agreement had been approved by the CPUC at March 31, 2018, the common equity component of SCE's capital structure would have been 50.0% on a 13-month average basis.
As a California corporation, SCE's ability to pay dividends is also governed by its obligations under the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature.
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, and its ability to access the capital markets, and generate operating cash flows and earnings. If SCE incurs significant costs related to the December 2017 Wildfires or the Montecito Mudslides and is unable to recover such costs through insurance or from customers or access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison international and its preferred and preference shareholders.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at March 31, 2018, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2018.

(in millions)
Collateral posted as of March 31, 2018[1]	$106
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	36
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	1
Posted and potential collateral requirements	$143
1 Net collateral provided to counterparties and other brokers consisted of $105 million in letters of credit and surety bonds and $1 million of cash.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2018 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

Edison International Parent and Other
In the next 12 months, Edison International expects to fund its cash requirements through operating cash flows, tax benefits and bank and capital market financings, as needed. Edison International also has availability under its credit facility. Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on dividends from SCE, realization of tax benefits, and its access to the bank and capital markets. In addition to having sufficient liquidity, Edison International's ability to pay dividends is dependent upon meeting California law requirements for the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "—SCE—Dividend Restrictions." Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above. Edison International may also finance working capital requirements, payment of obligations, capital investments, including capital contributions to subsidiaries, and any common stock dividends with short-term or other financings, subject to availability in the bank and capital markets.
As a result of the expected sale of SoCore Energy, Edison Energy Group made several distributions to Edison International Parent including dividend payments of $55 million in the first quarter of 2018 and dividend payments of $46 million in April 2018. For further information, see "Notes to Consolidated Financial Statements—Note 10. Investments."
At March 31, 2018, Edison International Parent had approximately $58 million of cash and cash equivalents and $1.25 billion available of net borrowing capacity under its $1.25 billion multi-year revolving credit facility. The credit facility is available for borrowing needs until July 2022. In January 2018, Edison International Parent issued a $500 million term loan. In March 2018, Edison International Parent issued $550 million of 4.125% senior notes. The proceeds from the March 2018 issuance were used to repay the $500 million term loan discussed above and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
A debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.65 to 1. At March 31, 2018, Edison International Parent's consolidated debt to total capitalization ratio was 0.50 to 1.
At March 31, 2018, Edison International Parent was also in compliance with all other financial covenants that affect access to capital.
Historical Cash Flows
Southern California Edison Company

	Three months ended March 31,
(in millions)	2018	2017[1]
Net cash provided by operating activities	$801	$936
Net cash (used in) provided by financing activities	(216)	56
Net cash used in investing activities	(1,085)	(931)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(500)	$61

[1]	Net cash for the three months ended March 31, 2017 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash.
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the three months ended March 31, 2018 and 2017.

	Three months ended March 31,		Change in cash flows
(in millions)	2018	2017[4]	2018/2017
Net income	$316	$380
Non-cash items[1]	465	728
Subtotal	$781	$1,108	$(327)
Changes in cash flow resulting from working capital[2]	(354)	(165)	(189)
Regulatory assets and liabilities	405	129	276
Other noncurrent assets and liabilities[3]	(31)	(136)	105
Net cash provided by operating activities	$801	$936	$(135)

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, deferred income taxes and investment tax credits, and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts.

[4]	Cash flow for the three months ended March 31, 2017 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash.

Net cash provided by operating activities was impacted by the following:
Net income decreased in 2018 by $64 million primarily due to the impact of the July 2017 cost of capital decision on GRC revenue, higher operation and maintenance expenses and higher net financing costs. During the first three months of 2018, the amounts billed to customers was based on the 2017 authorized GRC revenue requirement and therefore, a regulatory liability (see below) has been established to record any associated adjustments.
Net cash for working capital was $(354) million and $(165) million during the three months ended March 31, 2018 and 2017, respectively. The net cash for each period was primarily related to the reductions of payables (including payments for payroll-related costs and purchased power) of $235 million and $230 million during the first quarters of 2018 and 2017, respectively, and changes in receivables from customers of $(222) million in 2018 and $133 million in 2017.
Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts was $405 million and $129 million during the three months ended March 31, 2018 and 2017, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2018

•	Higher cash due to $143 million of overcollections for the public purpose and energy efficiency programs resulting from lower program spending.

•	BRRBA overcollections increased by $122 million during the first three months of 2018 primarily due to the timing of revenue, partially offset by the refund of 2016 TAMA overcollections.

•
Higher cash of $42 million due to cash collected for San Onofre under the Prior San Onofre Settlement Agreement. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Permanent Retirement of San Onofre."

•
Higher cash reflected in regulatory liabilities of approximately $90 million primarily due to the delay in the 2018 GRC decision. Until a final 2018 GRC decision is issued, SCE recognized revenue for the first quarter of 2018 largely based on the 2017 authorized revenue requirement (see discussion above).

2017

•
Higher cash due to $64 million of overcollections for the public purpose and energy efficiency programs. Overcollections for public purpose and energy efficiency programs increased due to lower spending for these programs.

•
Higher cash due to realization of $47 million in proceeds from the MHI arbitration. For further information on the MHI claims, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Permanent Retirement of San Onofre."

•
BRRBA overcollections decreased by $66 million during the first three months of 2017 primarily due to the refund of 2015 overcollections resulting from the implementation of the 2015 GRC decision, which was authorized to be refunded to customers over a two-year period.

•
Higher cash of approximately $84 million primarily due to lower spending for the new system generation program, which records the benefits and costs of power purchase agreements and SCE-owned peaker generation units associated with new generation resources.

Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($30 million and $27 million in 2018 and 2017, respectively) and SCE's payments of decommissioning costs ($41 million and $45 million in 2018 and 2017, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash (Used in) Provided by Financing Activities
The following table summarizes cash provided by financing activities for the three months ended March 31, 2018 and 2017. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt."

	Three months ended March 31,
(in millions)	2018	2017
Issuances of first and refunding mortgage bonds, net of discount and issuance costs	$1,239	$692
Issuance of term loan	—	300
Remarketing of pollution control bonds, net of issuance costs	—	134
Long-term debt matured or repurchased	(40)	(40)
Short-term debt repayments, net of borrowings and discount	(1,168)	(769)
Payments of common stock dividends to Edison International	(212)	(191)
Payments of preferred and preference stock dividends	(36)	(36)
Other	1	(34)
Net cash (used in) provided by financing activities	$(216)	$56
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($1.1 billion and $934 million for the three months ended March 31, 2018 and 2017, respectively). In addition, during the first three months of 2018, SCE had a net redemption of nuclear decommissioning trust investments of $24 million. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2018	2017
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$30	$27
SCE's decommissioning costs	(41)	(45)
Net cash provided by investing activities: Proceeds from sale of investments	931	1,718
Purchases of investments	(907)	(1,719)
Net cash impact	$13	$(19)
Net cash used in operating activities relate to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($41 million and $45 million in 2018 and 2017, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($54 million and $26 million in 2018 and 2017, respectively).

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Three months ended March 31,
(in millions)	2018	2017[1]
Net cash provided by (used in) operating activities	$58	$(52)
Net cash (used in) provided by financing activities	(529)	56
Net cash used in investing activities	(12)	(10)
Net decrease in cash and cash equivalents	$(483)	$(6)

[1]	Net cash for the three months ended March 31, 2017 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was impacted by the following:

•	$75 million cash inflow from tax refunds in 2018.

•	$17 million and $52 million cash outflow from operating activities in 2018 and 2017, respectively, primarily due to payments relating to interest and operating costs.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities was as follows:

	Three months ended March 31,
(in millions)	2018	2017
Dividends paid to Edison International common shareholders	$(197)	$(177)
Dividends received from SCE	212	191
Payment for stock-based compensation, net of receipt from stock option exercises	(6)	(116)
Issuance of long-term debt, net of discount and issuance costs	544	398
Short-term debt repayments, net of borrowings and discount	(1,093)	(244)
Other[1]	11	4
Net cash (used in) provided by financing activities	$(529)	$56

[1]	During the three months ended March 31, 2018, Edison International Parent received dividend payments of $55 million from Edison Energy Group.
Contingencies
SCE has contingencies related to San Onofre Related Matters, Nuclear Insurance, December 2017 Wildfires, Montecito Mudslides, Environmental Remediation, and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2017 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."
Commodity Price Risk
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $94 million and $109 million on SCE's consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."

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
As of March 31, 2018, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2018
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher[3]	$95	$—	$95

[1]
SCE assigns a credit rating based on the lower of a counterparty's S&P or Moody's rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the credit ratings from S&P or Moody's.

[2]
Exposure excludes amounts related to contracts classified as normal purchases and sales and non-derivative contractual commitments that are not recorded on the consolidated balance sheets, except for any related net accounts receivable.

[3]	Exposure to companies with S&P Credit Rating below A is immaterial.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a complete discussion on Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2017 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2018	2017
Total operating revenue	$2,564	$2,463
Purchased power and fuel	926	784
Operation and maintenance	675	604
Depreciation and amortization	462	499
Property and other taxes	107	100
Impairment and other charges	66	5
Other operating income	(2)	—
Total operating expenses	2,234	1,992
Operating income	330	471
Interest expense	(170)	(152)
Other income and expenses	51	33
Income from continuing operations before income taxes	211	352
Income tax benefit	(31)	(40)
Income from continuing operations	242	392
Net income	242	392
Preferred and preference stock dividend requirements of SCE	30	31
Other noncontrolling interests	(6)	(1)
Net income attributable to Edison International common shareholders	$218	$362
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$218	$362
Net income attributable to Edison International common shareholders	$218	$362
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326
Continuing operations	$0.67	$1.11
Total	$0.67	$1.11
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	327	329
Continuing operations	$0.67	$1.10
Total	$0.67	$1.10
Dividends declared per common share	$0.6050	$0.5425

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2018	2017
Net income	$242	$392
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net gain or loss arising during the period plus amortization included in net income	2	2
Other	(5)	2
Other comprehensive (loss) income, net of tax	(3)	4
Comprehensive income	239	396
Less: Comprehensive income attributable to noncontrolling interests	24	30
Comprehensive income attributable to Edison International	$215	$366

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$105	$1,091
Receivables, less allowances of $53 and $54 for uncollectible accounts at respective dates	628	717
Accrued unbilled revenue	511	212
Inventory	247	242
Income tax receivables	132	224
Prepaid expenses	164	233
Derivative assets	92	105
Regulatory assets	678	703
Other current assets	165	202
Assets of business held for sale	270	—
Total current assets	2,992	3,729
Nuclear decommissioning trusts	4,334	4,440
Other investments	81	73
Total investments	4,415	4,513
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,254 and $9,355 at respective dates	39,152	38,708
Nonutility property, plant and equipment, less accumulated depreciation of $74 and $114 at respective dates	83	342
Total property, plant and equipment	39,235	39,050
Regulatory assets	4,932	4,914
Other long-term assets	369	374
Total long-term assets	5,301	5,288

Total assets	$51,943	$52,580

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY
Short-term debt	$70	$2,393
Current portion of long-term debt	479	481
Accounts payable	1,033	1,503
Accrued taxes	92	23
Customer deposits	287	281
Regulatory liabilities	1,347	1,121
Other current liabilities	1,197	1,266
Liabilities of business held for sale	142	—
Total current liabilities	4,647	7,068
Long-term debt	13,367	11,642
Deferred income taxes and credits	4,685	4,567
Pensions and benefits	909	943
Asset retirement obligations	2,878	2,908
Regulatory liabilities	8,683	8,614
Other deferred credits and other long-term liabilities	2,885	2,953
Total deferred credits and other liabilities	20,040	19,985
Total liabilities	38,054	38,695
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	—	19
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,531	2,526
Accumulated other comprehensive loss	(46)	(43)
Retained earnings	9,211	9,188
Total Edison International's common shareholders' equity	11,696	11,671
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Other noncontrolling interests	—	2
Total Equity	13,889	13,866

Total liabilities and equity	$51,943	$52,580

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2018	2017
Cash flows from operating activities:
Net income	$242	$392
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	479	520
Allowance for equity during construction	(22)	(19)
Impairment and other charges	66	5
Deferred income taxes and investment tax credits	4	(13)
Other	17	9
Nuclear decommissioning trusts	(24)	1
Changes in operating assets and liabilities:
Receivables	77	27
Inventory	(7)	2
Accounts payable	(216)	(226)
Tax receivables and payables	162	34
Other current assets and liabilities	(277)	39
Regulatory assets and liabilities, net	405	129
Other noncurrent assets and liabilities	(47)	(16)
Net cash provided by operating activities	859	884
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $17 and $11 for respective periods	1,783	1,524
Long-term debt matured	(41)	(40)
Short-term debt financing, net	(2,261)	(1,013)
Payments for stock-based compensation	(10)	(313)
Receipt from stock option exercises	2	174
Dividends and distribution to noncontrolling interests	(36)	(37)
Dividends paid	(197)	(177)
Other	15	(6)
Net cash (used in) provided by financing activities	(745)	112
Cash flows from investing activities:
Capital expenditures	(1,137)	(944)
Proceeds from sale of nuclear decommissioning trust investments	931	1,718
Purchases of nuclear decommissioning trust investments	(907)	(1,719)
Other	16	4
Net cash used in investing activities	(1,097)	(941)
Net (decrease) increase in cash, cash equivalents and restricted cash including cash held for sale	(983)	55
Less: Net increase in cash held for sale	43	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,026)	55
Cash, cash equivalents and restricted cash at beginning of period	1,132	114
Cash, cash equivalents and restricted cash at end of period	$106	$169

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2018	2017
Operating revenue	$2,554	$2,456
Purchased power and fuel	926	784
Operation and maintenance	651	580
Depreciation and amortization	459	497
Property and other taxes	105	97
Other operating income	(1)	—
Total operating expenses	2,140	1,958
Operating income	414	498
Interest expense	(155)	(141)
Other income and expenses	51	35
Income before income taxes	310	392
Income tax (benefit) expense	(6)	12
Net income	316	380
Less: Preferred and preference stock dividend requirements	30	31
Net income available for common stock	$286	$349

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2018	2017
Net income	$316	$380
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during the period plus amortization included in net income	2	1
Other	(5)	1
Other comprehensive (loss) income, net of tax	(3)	2
Comprehensive income	$313	$382

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$15	$515
Receivables, less allowances of $53 for uncollectible accounts at both dates	617	693
Accrued unbilled revenue	510	212
Inventory	246	242
Income tax receivables	218	229
Prepaid expenses	164	228
Derivative assets	92	105
Regulatory assets	678	703
Other current assets	162	160
Total current assets	2,702	3,087
Nuclear decommissioning trusts	4,334	4,440
Other investments	61	52
Total investments	4,395	4,492
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,254 and $9,355 at respective dates	39,152	38,708
Nonutility property, plant and equipment, less accumulated depreciation of $71 and $97 at respective dates	76	77
Total property, plant and equipment	39,228	38,785
Regulatory assets	4,932	4,914
Other long-term assets	243	237
Total long-term assets	5,175	5,151

Total assets	$51,500	$51,515

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2018	December 31, 2017
LIABILITIES AND EQUITY
Short-term debt	$70	$1,238
Current portion of long-term debt	479	479
Accounts payable	1,036	1,519
Accrued taxes	94	24
Customer deposits	287	281
Regulatory liabilities	1,347	1,121
Other current liabilities	1,181	1,225
Total current liabilities	4,494	5,887
Long-term debt	11,629	10,428
Deferred income taxes and credits	6,005	5,890
Pensions and benefits	453	483
Asset retirement obligations	2,878	2,892
Regulatory liabilities	8,683	8,614
Other deferred credits and other long-term liabilities	2,610	2,649
Total deferred credits and other liabilities	20,629	20,528
Total liabilities	36,752	36,843
Commitments and contingencies (Note 12)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	673	671
Accumulated other comprehensive loss	(22)	(19)
Retained earnings	9,684	9,607
Total common shareholder's equity	12,503	12,427
Preferred and preference stock	2,245	2,245
Total equity	14,748	14,672

Total liabilities and equity	$51,500	$51,515

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2018	2017
Cash flows from operating activities:
Net income	$316	$380
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	475	517
Allowance for equity during construction	(22)	(19)
Deferred income taxes and investment tax credits	(3)	223
Other	15	7
Nuclear decommissioning trusts	(24)	1
Changes in operating assets and liabilities:
Receivables	70	29
Inventory	(7)	5
Accounts payable	(230)	(226)
Tax receivables and payables	81	(33)
Other current assets and liabilities	(268)	60
Regulatory assets and liabilities, net	405	129
Other noncurrent assets and liabilities	(7)	(137)
Net cash provided by operating activities	801	936
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $11 and $9 for the respective periods	1,239	1,126
Long-term debt matured or repurchased	(40)	(40)
Short-term debt financing, net	(1,168)	(769)
Payments for stock-based compensation	(3)	(56)
Receipt from stock option exercises	1	33
Dividends paid	(248)	(227)
Other	3	(11)
Net cash (used in) provided by financing activities	(216)	56
Cash flows from investing activities:
Capital expenditures	(1,124)	(934)
Proceeds from sale of nuclear decommissioning trust investments	931	1,718
Purchases of nuclear decommissioning trust investments	(907)	(1,719)
Other	15	4
Net cash used in investing activities	(1,085)	(931)
Net (decrease) increase in cash, cash equivalents and restricted cash	(500)	61
Cash, cash equivalents and restricted cash at beginning of period	515	40
Cash, cash equivalents and restricted cash at end of period	$15	$101

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE") and Edison Energy Group, Inc. ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for subsidiaries, including Edison Energy, LLC ("Edison Energy"), engaged in pursuing competitive business opportunities across energy services and managed portfolio solutions for commercial and industrial customers. Such business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2017 (the "2017 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2017 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.
The December 31, 2017 financial statement data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Effective January 1, 2018, Edison International and SCE adopted several accounting standards retrospectively. Prior year financial statements have been updated to reflect the retrospective application of these standards as applicable. For further information, see "New Accounting Guidance" below.
Sale of SoCore Energy
On February 28, 2018, Edison International agreed to sell SoCore Energy LLC ("SoCore Energy"), a then subsidiary of Edison Energy Group, to a third party, subject to the completion of closing conditions, which were satisfied on April 16, 2018. As a result, Edison International accounted for the assets and liabilities of SoCore Energy as held for sale as of March 31, 2018 on the consolidated Edison International balance sheet. See Note 10 for further information.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents includes investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Money market funds	$43	$1,024	$—	$483

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Book balances reclassified to accounts payable	$40	$64	$40	$63
Edison International's restricted cash at March 31, 2018 and December 31, 2017 was $27 million and $41 million, respectively. Restricted cash primarily relates to funds held by SoCore Energy and its consolidated affiliates pursuant to project financing or purchase agreements, most of which are expected to lapse during 2018. As discussed above, Edison International accounted for the assets and liabilities of SoCore Energy as held for sale as of March 31, 2018 (see Note 10 for further information).
The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	March 31, 2018	December 31, 2017
Edison International:
Cash and cash equivalents	$105	$1,091
Short-term restricted cash [1]	1	40
Long-term restricted cash [2]	—	1
Total cash, cash equivalents, and restricted cash[3]	$106	$1,132
SCE:
Cash and cash equivalents	$15	$515
Total cash, cash equivalents, and restricted cash	$15	$515

[1]	Reflected in "Other current assets" on Edison International's consolidated balance sheets.

[2]	Reflected in "Other long-term assets" on Edison International's consolidated balance sheets.

[3]
Excludes SoCore Energy's cash and cash equivalents of $18 million and short-term and long-term restricted cash of $26 million at March 31, 2018, which were reflected in "Assets of business held for sale" on Edison International's consolidated balance sheets (see Note 10 for additional information).

Revenue Recognition
During the first three months of 2018, pending the outcome of the 2018 GRC decision, SCE recognized GRC-related revenue based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and the impact of Tax Reform. The amounts billed to customers for the first three months of 2018 was also based on the 2017 authorized revenue requirement and a regulatory liability has been established to record any associated adjustments. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2018 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2018. SCE cannot predict the revenue requirement the CPUC will authorize or provide assurance on the timing of a final decision. In December 2017, the FERC issued an order setting the effective date of SCE's new FERC formula rate as January 1, 2018, subject to settlement procedures and refund. Pending resolution of the FERC formula rate proceeding, SCE is recognizing revenue based on the FERC formula rate adjusted for the impact of Tax Reform and other adjustments.

Earnings Per Share
Edison International computes earnings per common share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards payable in common shares, including restricted stock units, which earn dividend equivalents on an equal basis with common shares once the awards are vested. EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended March 31,
(in millions, except per-share amounts)	2018	2017
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$218	$362
Participating securities dividends	—	—
Income from continuing operations available to common shareholders	$218	$362
Weighted average common shares outstanding	326	326
Basic earnings per share – continuing operations	$0.67	$1.11
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$218	$362
Participating securities dividends	—	—
Income from continuing operations available to common shareholders	$218	$362
Income impact of assumed conversions	—	—
Income from continuing operations available to common shareholders and assumed conversions	$218	$362
Weighted average common shares outstanding	326	326
Incremental shares from assumed conversions	1	3
Adjusted weighted average shares – diluted	327	329
Diluted earnings per share – continuing operations	$0.67	$1.10
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 6,222,294 and 1,355,930 shares of common stock for the three months ended March 31, 2018 and 2017, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update on revenue recognition and further amended the standard in 2016 and 2017. Under the new standard, revenue is recognized when a good or service is transferred to the customer and the customer obtains control of the good or service. Some revenue arrangements, such as alternative revenue programs which include balancing account overcollections and undercollections, are excluded from the scope of the new standard and, therefore, will be accounted for and presented separately from revenue recognized from contracts with customers in the disclosures. Edison International and SCE adopted this standard effective January 1, 2018, using the modified retrospective method for contracts that were not completed as of the adoption date. Edison International recognized a cumulative effect adjustment to increase the opening balance of retained earnings by approximately $5 million ($7 million pre-tax) on January 1, 2018. This adjustment is related to variable consideration recognized at Edison Energy which is not subject to potential significant reversal and has no further performance obligations. See Note 7 for further details.
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments, and further amended the guidance in 2018. Under the new guidance, equity investments (excluding those accounted for under the equity method or those that result in consolidation) are required to be measured at fair value, with changes in fair value recognized in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments and requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial assets.

Edison International and SCE adopted this guidance effective January 1, 2018. Edison International recognized a cumulative effect adjustment to increase the opening balance of retained earnings and accumulated other comprehensive loss by $5 million ($8 million pre-tax) on January 1, 2018. See Note 2 for further details.
The FASB issued two accounting standards updates related to the statement of cash flows. One standard update clarifies the presentation and classification of certain cash receipts and payments in the statement of cash flows and other requires restricted cash to be presented with cash and cash equivalents in the statement of cash flows. Edison International and SCE adopted these standards effective January 1, 2018, using the retrospective approach. The adoption of these standards did not have a material impact on Edison International's and SCE's consolidated statement of cash flows.
In March 2017, the FASB issued an accounting standards update on the presentation of the components of net periodic benefit cost for an entity's defined benefit pension and other postretirement plans. Edison International and SCE adopted this guidance effective January 1, 2018. The adoption of this standard did not have a material impact on Edison International's and SCE's consolidated financial statements, but did result in the separate presentation of service costs as an operating expense and non-service costs within other income and expenses and limits the capitalization of benefit costs to the service cost component. The standard was adopted retrospectively with respect to the income statement presentation requirement and prospectively for the capitalization requirement. During the three months ended March 31, 2017, non-service costs (benefits) totaled $(8) million and $(9) million for Edison International and SCE, respectively, which were reclassified from "Operation and maintenance" to "Other income and expenses." See Note 9 and Note 14 for further details.
Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued an accounting standards update related to lease accounting and further amended the standard in 2018. The updated standard is effective January 1, 2019. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will need to recognize leases on the balance sheet as a right-of-use asset and a related lease liability, and classify the leases as either operating or finance. The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustments, such as initial direct costs. Edison International's operating leases will result in straight-line expense while finance leases will result in a higher initial expense pattern due to the interest component. SCE, as a regulated entity, is permitted to continue to recognize expense using the timing that conforms to the regulatory rate treatment. Lessees can elect to exclude from the balance sheet short-term contracts of one year or less. This standard requires retrospective application to previously issued financial statements for 2018 and 2017. Although permitted, Edison International and SCE has elected not to adopt this standard prior to January 1, 2019. The standard will provide entities with an optional transition method to apply the new requirements in the period of adoption without retrospective application to previous periods. Edison International and SCE are evaluating whether to elect this optional transition method. The adoption of this standard will increase right-of-use assets and lease liabilities in Edison International's and SCE's consolidated balance sheets. Edison International and SCE are currently implementing a new lease accounting system and are evaluating the impact this standard will have on the consolidated balance sheets and lease disclosures.
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
In February 2018, the FASB issued an accounting standards update related to stranded income tax effects due to the 2017 Tax Reform enacted on December 22, 2017. As a result of the lower federal corporate tax rate, deferred taxes were re-measured with the impact included in operating income in December 2017. The tax effects of items within AOCI were appropriately left unadjusted (i.e. stranded tax effects) and, therefore, are not stated at the revised tax rate. The new accounting guidance provides entities with an election to reclassify from AOCI to retained earnings for stranded income tax effects resulting from the 2017 Tax Reform. The new guidance should be applied either in the period of adoption or retrospectively to each period(s) in which the effect of the rate change is recognized. The new guidance is effective January 1, 2019 with early adoption permitted. Edison International and SCE are in the process of evaluating the new guidance.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three months ended March 31, 2018:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866
Net income	—	—	218	218	(3)	30	245
Other comprehensive income	—	2	—	2	—	—	2
Cumulative effect of accounting changes[1]	—	(5)	10	5	—	—	5
Common stock dividends declared ($0.6050 per share)	—	—	(197)	(197)	—	—	(197)
Dividends to noncontrolling interests	—	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(8)	(8)	—	—	(8)
Noncash stock-based compensation	5	—	—	5	—	—	5
Other	—	—	—	—	1	—	1
Balance at March 31, 2018	$2,531	$(46)	$9,211	$11,696	$—	$2,193	$13,889

[1]
Edison International recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards updates on revenue recognition and measurement of financial instruments, effective January 1, 2018.

The following table provides Edison International's changes in equity for the three months ended March 31, 2017:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$2,191	$14,187
Net income	—	—	362	362	31	393
Other comprehensive income	—	4	—	4	—	4
Common stock dividends declared ($0.5425 per share)	—	—	(177)	(177)	—	(177)
Dividends to noncontrolling interests	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	(139)	(139)	—	(139)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at March 31, 2017	$2,510	$(49)	$9,590	$12,051	$2,191	$14,242

The following table provides SCE's changes in equity for the three months ended March 31, 2018:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,168	$671	$(19)	$9,607	$2,245	$14,672
Net income	—	—	—	316	—	316
Other comprehensive income	—	—	2	—	—	2
Cumulative effect of accounting change[1]	—	—	(5)	5	—	—
Dividends declared on common stock	—	—	—	(212)	—	(212)
Dividends declared on preferred and preference stock	—	—	—	(30)	—	(30)
Stock-based compensation	—	—	—	(2)	—	(2)
Noncash stock-based compensation	—	2	—	—	—	2
Balance at March 31, 2018	$2,168	$673	$(22)	$9,684	$2,245	$14,748

[1]
SCE recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on measurement of financial instruments, effective January 1, 2018.

The following table provides SCE's changes in equity for the three months ended March 31, 2017:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,168	$657	$(20)	$9,433	$2,245	$14,483
Net income	—	—	—	380	—	380
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(191)	—	(191)
Dividends declared on preferred and preference stock	—	—	—	(31)	—	(31)
Stock-based compensation	—	—	—	(23)	—	(23)
Redemption of preference stock	—	3	—	—	—	3
Balance at March 31, 2017	$2,168	$660	$(18)	$9,568	$2,245	$14,623
Note 3.    Variable Interest Entities
A VIE is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. A subsidiary of Edison International is the primary beneficiary of entities that own solar projects. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include site and equipment selection, construction, operation and maintenance, fuel procurement, dispatch, and compliance with regulatory and contractual requirements.

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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its California Public Utilities Commission ("CPUC")-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2017 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,454 MW and 4,928 MW at March 31, 2018 and 2017, respectively, and the amounts that SCE paid to these projects were $143 million and $140 million for the three months ended March 31, 2018 and 2017, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust II, Trust III, Trust IV, Trust V, and Trust VI were formed in 2013, 2014, 2015, 2016, and 2017, respectively, for the exclusive purpose of issuing the 5.10%, 5.75%, 5.375%, 5.45%, and 5.00% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust II, Trust III, Trust IV, Trust V and Trust VI issued to the public trust securities in the face amounts of $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series G, Series H, Series J, Series K, and Series L Preference Stock issued by SCE in the principal amounts of $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
The Series G, Series H, Series J, Series K, and Series L Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series G, Series H, Series J, Series K, or Series L Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust. The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.
SCE formed Trust I, a VIE, in 2012 for the exclusive purpose of issuing 5.625% trust preference securities. SCE Trust I issued trust securities in the face amounts of $475 million to the public and $10,000 of common stock to SCE. SCE Trust I invested the proceeds of these trust securities in Series F Preference Stock issued by SCE in the principal amount of $475 million. In July 2017, all of the outstanding Series F Preference Stock was redeemed, and accordingly, SCE Trust I redeemed $475 million of trust securities from the public and $10,000 of common stock from SCE. As a result in September 2017, SCE Trust I was terminated.
The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of March 31, 2018 and December 31, 2017, consisted of investments of $400 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended March 31,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2018
Dividend income	*	$5	$4	$4	$4	$6
Dividend distributions	*	5	4	4	4	6
2017
Dividend income	$7	$5	$4	$4	$4	*
Dividend distributions	7	5	4	4	4	*
* Not applicable
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2018 and December 31, 2017, nonperformance risk was not material for Edison International and SCE.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$15	$82	$(2)	$95
Other	12	21	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	1,520	—	—	—	1,520
Fixed Income[3]	1,076	1,639	—	—	2,715
Short-term investments, primarily cash equivalents	59	108	—	—	167
Subtotal of nuclear decommissioning trusts[4]	2,655	1,747	—	—	4,402
Total assets	2,667	1,783	82	(2)	4,530
Liabilities at fair value
Derivative contracts	—	3	1	(3)	1
Total liabilities	—	3	1	(3)	1
Net assets	$2,667	$1,780	$81	$1	$4,529

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$9	$102	$(1)	$110
Other	495	—	—	—	495
Nuclear decommissioning trusts:
Stocks[2]	1,596	—	—	—	1,596
Fixed Income[3]	1,065	1,665	—	—	2,730
Short-term investments, primarily cash equivalents	101	72	—	—	173
Subtotal of nuclear decommissioning trusts[4]	2,762	1,737	—	—	4,499
Total assets	3,257	1,746	102	(1)	5,104
Liabilities at fair value
Derivative contracts	—	2	1	(2)	1
Total liabilities	—	2	1	(2)	1
Net assets	$3,257	$1,744	$101	$1	$5,103

[1]	Represents the netting of assets and liabilities under master netting agreements and cash collateral.

[2]	Approximately 70% and 69% of SCE's equity investments were in companies located in the United States at March 31, 2018 and December 31, 2017, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $113 million and $102 million at March 31, 2018 and December 31, 2017, respectively.

[4]
Excludes net payables of $68 million and $59 million at March 31, 2018 and December 31, 2017, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $43 million and $541 million at March 31, 2018 and December 31, 2017, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2018	2017
Fair value of net assets (liabilities) at beginning of period	$101	$(1,089)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(20)	(77)
Fair value of net assets (liabilities) at end of period[2]	$81	$(1,166)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$5	$(102)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[2]
During the third quarter of 2017, SCE designated certain derivative contracts as normal purchase and normal sale contracts, which resulted in a reclassification of $914 million from derivative liabilities to other liabilities.

Edison International and SCE recognize the fair value for transfers in and transfers out of each level at the end of each reporting period. There were no material transfers between any levels during 2018 and 2017.
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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Congestion revenue rights
March 31, 2018	$81	$—	Market simulation model and auction prices	Load forecast	5,002 MW - 22,970 MW
				Power prices[1]	$(15.00) - $120.00
				Gas prices[2]	$2.46 - $4.37
				CAISO CRR Auction prices	$(6.22) - $8.66
December 31, 2017	$102	—	Market simulation model and auction prices	Load forecast	5,002 MW - 22,970 MW
				Power prices[1]	$(15.00) - $120.00
				Gas prices[2]	$2.46 - $4.37
				CAISO CRR Auction prices	$(9.41) - $8.66

[1]	Prices are in dollars per megawatt-hour.

[2]	Prices are in dollars per million British thermal units.

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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	March 31, 2018		December 31, 2017
(in millions)	Carrying Value[1]	Fair Value	Carrying Value[1]	Fair Value
Edison International	$13,846	$14,940	$12,123	$13,760
SCE	$12,108	$13,225	$10,907	$12,547

[1]	Carrying value is net of debt issuance costs.
The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2 and is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes of new issue prices, and relevant credit information.
Note 5.    Debt and Credit Agreements
Long-Term Debt
In January 2018, Edison International Parent borrowed $500 million under a Term Loan Agreement due in January 2019, with a variable interest rate based on the London Interbank Offered Rate plus 60 basis points. The proceeds were used to repay Edison International Parent's commercial paper borrowings. In March 2018, Edison International Parent issued $550 million of 4.125% senior notes due 2028. The proceeds from the March 2018 issuance were used to repay the $500 million Term Loan discussed above and for general corporate purposes.
In March 2018, SCE issued $450 million of 2.90% first and refunding mortgage bonds due 2021, $400 million of 3.65% first and refunding mortgage bonds due 2028 and $400 million of 4.125% first and refunding mortgage bonds due 2048. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes.
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

At March 31, 2018, SCE's outstanding commercial paper, net of discount, was $70 million at a weighted-average interest rate of 2.24%. At March 31, 2018, letters of credit issued under SCE's credit facility aggregated $103 million and are scheduled to expire in twelve months or less. At December 31, 2017, the outstanding commercial paper, net of discount, was $738 million at a weighted-average interest rate of 1.75%. In December 2017, SCE borrowed $500 million from the credit facility. The interest rate on this loan was 2.46% on December 31, 2017. In January 2018, SCE repaid its $500 million borrowings with cash on hand.
At March 31, 2018, Edison International Parent had no outstanding commercial paper. At December 31, 2017, the outstanding commercial paper, net of discount, was $639 million at a weighted-average interest rate of 1.70%. In December 2017, Edison International borrowed $500 million from the credit facility. The interest rate on this loan was 2.56% on December 31, 2017. In January 2018, Edison International repaid its $500 million borrowings with cash on hand.
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
Commodity Price Risk
Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE's electricity price exposure arises from energy purchased from and sold to wholesale markets as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities and PPAs. SCE's natural gas price exposure arises from natural gas purchased for the Mountainview power plant and peaker plants, QF contracts where pricing is based on a monthly natural gas index, and PPAs in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $1 million as of both March 31, 2018 and December 31, 2017, for which SCE has posted less than $1 million collateral at both March 31, 2018 and December 31, 2017, to its counterparties for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2018, SCE would be required to post $12 million of additional collateral of which $11 million is related to outstanding payables that are net of collateral already posted.

Fair Value of Derivative Instruments
SCE presents its derivative assets and liabilities on a net basis on its consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. In addition, SCE has provided collateral in the form of letters of credit. Collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments, and other factors. See Note 4 for a discussion of fair value of derivative instruments. The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	March 31, 2018
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$94	$3	$97	$4	$—	$4	$93
Gross amounts offset in the consolidated balance sheets	(2)	—	(2)	(2)	—	(2)	—
Cash collateral posted	—	—	—	(1)	—	(1)	1
Net amounts presented in the consolidated balance sheets	$92	$3	$95	$1	$—	$1	$94

	December 31, 2017
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$106	$5	$111	$3	$—	$3	$108
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted	—	—	—	(1)	—	(1)	1
Net amounts presented in the consolidated balance sheets	$105	$5	$110	$1	$—	$1	$109
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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2018	2017
Realized losses	$(12)	$(2)
Unrealized losses	(14)	(85)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	March 31, 2018	December 31, 2017
Electricity options, swaps and forwards	GWh	542	475
Natural gas options, swaps and forwards	Bcf	135	143
Congestion revenue rights	GWh	64,830	78,765
Note 7.    Revenue
Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to our customers. This typically occurs when electricity is delivered to our customers, which includes amounts for services rendered but unbilled at the end of a reporting period.
Edison International Parent and Other revenue primarily relates to Edison Energy Group, a holding company for subsidiaries engaged in pursuing competitive business opportunities across energy services and managed portfolio solutions to commercial and industrial customers. The revenue for Edison International Parent and Other is immaterial to Edison International.
CPUC and FERC rates decouple authorized revenue from the volume of electricity sales and the price of energy procured so that SCE receives revenue equal to amounts authorized by the relevant regulatory agencies. As a result, the volume of electricity sold to customers and specific customer classes does not have a direct impact on SCE's financial results. SCE's revenue is disaggregated by two revenue sources:

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

The following table is a summary of SCE's revenue:

	Three months ended March 31, 2018			Three months ended March 31, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers	$1,536	$1,192	$2,728	*	*	*
Alternative revenue programs and other operating revenue	(23)	(151)	(174)	*	*	*
Total operating revenue	$1,513	$1,041	$2,554	$1,552	$904	$2,456
* As discussed in Note 1, prior period amounts have not been adjusted under the modified retrospective method.
SCE's Revenue from Contracts with Customers
Provision of Electricity
SCE principally generates revenue from contracts with customers through supplying and delivering electricity to its customers. Rates charged to customers are based on tariff rates, approved by the CPUC and FERC. Revenue is authorized by the CPUC through triennial GRC proceedings which are intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its CPUC-jurisdictional rate base. The CPUC sets an annual revenue requirement for the base year and the remaining two years are set by a methodology established in the GRC proceeding. Differences between the amount collected and authorized levels are either collected from or refunded to customers, and therefore, such differences do not impact operating revenue (see alternative revenue programs below for further information). In addition to the utility earnings activity revenue described above, SCE also earns revenue to recover costs for power procurement and other activities. SCE earns no return on these activities.
Revenue is authorized by the FERC through a formula rate which is intended to provide SCE a reasonable opportunity to recover transmission capital and operating costs that are prudently incurred, including a return on its FERC-jurisdictional rate base. Under the operation of the formula rate, transmission revenue is updated to actual cost of service annually.
For SCE's electricity sales for non-residential customers, SCE satisfies the performance obligation of delivering electricity over time as the customers simultaneously receive and consume the delivered electricity. Since SCE has a right to invoice an amount that corresponds to the value of the delivered electricity mandated in the tariff rates established by the CPUC and FERC, SCE is eligible for and has elected the right-to-invoice practical expedient which allows SCE to recognize revenue for tariff sales in the amount for which SCE has a right to invoice. This is consistent with how SCE recognized revenue for tariff sales prior to the adoption of the new standard.
Energy sales for residential customers are typically on a month to month implied contract for transmission, distribution and generation services, while commercial and other non-residential customer contracts can extend up to 20 years. Revenue is recognized over time as the energy is supplied and delivered to its customers and the respective revenue is billed and paid on a monthly basis.
Sales and Use Taxes
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. Revenue is reflected in "Revenue from contracts with customers" in 2018 (see table above) and in "Operating revenue" in 2017 and expenses are reflected in "Operation and maintenance." SCE's franchise fees billed to customers were $28 million and $29 million for the three months ended March 31, 2018 and 2017, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
Provision of Electrical Transmissions Services and Other Revenue from Contracts with Customers
SCE also provides services to non-residential customers that include the use of SCE's owned transmission lines to transmit electricity from generation facilities to the grid and provide the use of SCE-owned facilities to connect to the grid. SCE contracts with its customers through contracts that are on a month to month basis. The contract pricing for the use of SCE's transmission lines is mandated by tariff rates approved by either the CPUC or FERC, as applicable. Revenue is recognized over time as the services are provided. The revenue is billed and paid monthly.
SCE also earns an immaterial amount of revenue through telecommunication services and the sale of excess energy to customers.
The estimated revenue expected to be recognized in the future related to SCE's performance obligations that are not completed (or partially completed) at March 31, 2018 is immaterial.
SCE's Alternative Revenue Programs
Alternative Revenue Programs – Decoupling
Rates charged to customers are based on CPUC- and FERC- authorized revenue requirements as discussed above. CPUC and FERC rates decouple authorized revenue from the volume of electricity sales. Differences between amounts collected and authorized levels are either collected from or refunded to customers, and therefore, SCE earns revenue equal to amounts authorized.
The differences between amounts billed and authorized levels for both CPUC and FERC are reflected in "Alternative revenue programs and other operating revenue" in 2018 (see table above) and in "Operating revenue" in 2017.

Other Alternative Revenue Programs
The CPUC and FERC have authorized additional, alternative revenue programs which adjust billings for the effects of broad external factors or to compensate SCE for demand-side management initiatives and provide for incentive awards if SCE achieves certain objectives. These alternative revenue programs have been authorized to allow SCE to recover costs that SCE has been authorized to pass on to customers, including costs to purchase electricity and natural gas; and to fund public purpose, demand response, and customer energy efficiency programs. In general, revenue is recognized for these alternative revenue programs at the time the costs are incurred and, for incentive-based programs, at the time the awards are approved by the CPUC. SCE begins recognizing revenues for these programs when a program has been established by an order from either the CPUC or FERC that allows for automatic adjustment of future rates, the amount of revenue for the period is objectively determinable and probable of recovery and the revenue will be collected within 24 months following the end of the annual period.
SCE's Contract Balances
The following table provides information about SCE's receivables, accrued unbilled revenue and contract liabilities related to contracts from customers:

(in millions)	March 31, 2018	December 31, 2017
Receivables:
Billed revenue	$526	$613
Accrued unbilled revenues	510	212
Total receivables	$1,036	$825
Contract liabilities[1]	$21	$20

[1]	Contract liabilities are included in "Other current liabilities" and "Other deferred credits and long-term liabilities" on the consolidated balance sheets.
SCE's contract receivables are shown above, gross of allowance for uncollectible accounts. Activities in the allowance for doubtful accounts for SCE's contracts with customers were as follows:

(in millions)	2018
Balance at January 1,	$36
Charged to costs and expenses	7
Write-offs	(6)
Balance at March 31,	$37
SCE's contract liabilities primarily relate to cash advances received from customers for executory services related to the use of SCE's operating assets. Revenue is recognized monthly as the services are provided.
The following table provides a summary of significant changes in SCE's contract liabilities:

(in millions)	2018
Balance at January 1,	$20
Additions	14
Revenue recognized during the period	(13)
Balance at March 31,	$21

Note 8.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2018	2017	2018	2017
Edison International:
Income from continuing operations before income taxes	$211	$352	$310	$392
Provision for income tax at federal statutory rate of 21% and 35%, respectively [1]	44	124	65	137
Increase in income tax from:
State tax, net of federal benefit	(5)	10	1	13
Property-related	(69)	(113)	(69)	(113)
Change related to uncertain tax positions	—	(12)	(1)	(11)
Shared-based compensation[2]	—	(43)	—	(8)
Other	(1)	(6)	(2)	(6)
Total income tax (benefit) expense from continuing operations	$(31)	$(40)	$(6)	$12
Effective tax rate	(14.7)%	(11.4)%	(1.9)%	3.1%

[1]	In December 2017, Tax Reform was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
2 Includes state taxes for Edison International and SCE of $6 million and $1 million, respectively, for the three months ended March 31, 2017.
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. Flow-through items reduce current authorized revenue requirements in SCE's rate cases and result in a regulatory asset for recovery of deferred income taxes in future periods. The difference between the authorized amounts as determined in SCE's rate cases, adjusted for balancing and memorandum account activities, and the recorded flow-through items also result in increases or decreases in regulatory assets with a corresponding impact on the effective tax rate to the extent that recorded deferred amounts are expected to be recovered in future rates. For further information, see Note 10 included in the 2017 Form 10-K.
Unrecognized Tax Benefits
 The following table provides a reconciliation of unrecognized tax benefits:

	Edison International		SCE
(in millions)	2018	2017	2018	2017
Balance at January 1,	$432	$471	$331	$371
Tax positions taken during the current year:
Increases	8	10	8	10
Tax positions taken during a prior year:
Increases	—	2	—	2
Decreases	(3)	(10)	(3)	(10)
Decreases for settlements during the period[1]	—	(82)	—	(78)
Balance at March 31,	$437	$391	$336	$295
1 In the first quarter of 2017, Edison International settled all open tax positions with the IRS for taxable years 2007 through 2012.

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
Note 9.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $18 million during the three months ended March 31, 2018, which includes contributions of $13 million by SCE. Edison International expects to make contributions of $48 million during the remainder of 2018, which includes $37 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
Net periodic pension expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2018	2017 [2]	2018	2017 [2]
Service cost	$32	$36	$31	$35
Interest cost	35	41	32	37
Expected return on plan assets	(57)	(53)	(53)	(50)
Amortization of prior service cost	1	1	1	1
Amortization of net loss[1]	2	5	1	4
Regulatory adjustment (deferred)	2	(3)	2	(3)
Total non-service cost	$(17)	$(9)	$(17)	$(11)
Total expense recognized	$15	$27	$14	$24

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended March 31, 2018, and $3 million and $2 million, respectively, for the three months ended March 31, 2017.

[2]
During the first quarter of 2018, Edison International and SCE adopted an accounting standard retrospectively related to the presentation of the components of net periodic benefit costs for the defined benefit pension and other postretirement plans. Prior years' consolidated income statements have been updated to reflect the retrospective application of this accounting standard. Service and non-service costs are included in "Operation and maintenance" and "Other income and expenses," respectively, on the consolidated income statement. See Note 1 for further information.

Postretirement Benefits Other Than Pensions ("PBOP(s)")
Edison International made contributions of $3 million during the three months ended March 31, 2018 and expects to make contributions of $9 million during the remainder of 2018, substantially all of which are expected to be made by SCE. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Under the terms of the Edison International Health and Welfare Benefit Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP Plan benefits with respect to its employees and former employees. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.

Net periodic PBOP expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2018	2017 [1]	2018	2017 [1]
Service cost	$9	$9	$9	$9
Interest cost	21	24	21	24
Expected return on plan assets	(30)	(27)	(30)	(27)
Amortization of prior service cost	—	(1)	—	(1)
Total non-service cost	$(9)	$(4)	$(9)	$(4)
Total expense	$—	$5	$—	$5

[1]
During the first quarter of 2018, Edison International and SCE adopted an accounting standard retrospectively related to the presentation of the components of net periodic benefit costs for the defined benefit pension and other postretirement plans. Prior years' consolidated income statements have been updated to reflect the retrospective application of this accounting standard. Service and non-service costs are included in "Operation and maintenance" and "Other income and expenses," respectively, on the consolidated income statement. See Note 1 for further information.

Note 10.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Stocks	—	*	$236	$1,520	$1,596
Municipal bonds	2054	636	643	740	768
U.S. government and agency securities	2067	1,259	1,235	1,331	1,319
Corporate bonds	2057	593	579	644	643
Short-term investments and receivables/payables[1]	One-year	95	110	99	114
Total		$2,583	$2,803	$4,334	$4,440

*
Effective January 1, 2018, SCE adopted an accounting standards update related to the classification and measurement of financial instruments in which equity investments are measured at fair value. See Note 1 for further information.

[1]
Short-term investments include $37 million and $29 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by April 2, 2018 and January 2, 2018 as of March 31, 2018 and December 31, 2017, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion and $1.6 billion at March 31, 2018 and December 31, 2017, respectively, and other-than-temporary impairments of $159 million and $143 million at the respective periods.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains at March 31, 2018 were $375 million. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion at March 31, 2018.
For the three months ended March 31, 2018 and 2017, gross realized gains were $61 million and $99 million, respectively, and gross realized losses were $8 million and $16 million, respectively. Unrealized losses, net of gains, for equity securities were $63 million and unrealized gains, net of losses, for equity securities were $20 million for the three months ended March 31, 2018 and 2017, respectively. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
Sale of SoCore Energy
On February 28, 2018, Edison International agreed to sell SoCore Energy to a third party, subject to the completion of closing conditions, which were satisfied April 16, 2018. As a result, Edison International accounted for the assets and liabilities of SoCore Energy as held for sale as of March 31, 2018 and recognized a pre-tax loss of $66 million ($48 million after-tax). The following table summarizes the assets and liabilities held for sale at March 31, 2018:

(in millions)	March 31, 2018
Assets:
Cash and cash equivalents	$18
Short-term restricted cash	25
Receivables	6
Non-utility property, plant and equipment[1]	203
Other assets	18
Total assets of business held for sale	$270
Liabilities:
Accounts payable	$1
Accrued liabilities	4
Debt obligations	82
Other liabilities	27
Noncontrolling interest (NCI)	28
Total liabilities and NCI of business held for sale[1]	$142

[1]
During the first quarter of 2018, the carrying value of assets and liabilities was adjusted to fair value less transaction costs, which resulted in a pre-tax loss of $66 million recorded in "Impairment and other charges" in Edison International's consolidated income statements.

Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	March 31, 2018	December 31, 2017
Current:
Regulatory balancing accounts	$459	$484
Power contracts and energy derivatives	203	203
Other	16	16
Total current	678	703
Long-term:
Deferred income taxes, net of liabilities	3,202	3,143
Pensions and other postretirement benefits	268	271
Power contracts and energy derivatives	774	799
Unamortized investments, net of accumulated amortization	116	123
San Onofre[1]	72	72
Unamortized loss on reacquired debt	164	168
Regulatory balancing accounts	160	143
Environmental remediation	140	144
Other	36	51
Total long-term	4,932	4,914
Total regulatory assets	$5,610	$5,617

[1]
In accordance with the Revised San Onofre Settlement Agreement, SCE wrote down the San Onofre regulatory asset. SCE has requested to apply $72 million of the U.S. Department of Energy ("DOE") proceeds, currently reflected as a regulatory liability in the DOE litigation memorandum account, against the remaining San Onofre regulatory asset. See Note 12 for further information.

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	March 31, 2018	December 31, 2017
Current:
Regulatory balancing accounts	$1,124	$1,009
Energy derivatives	61	74
San Onofre[1]	47	5
Other[2]	115	33
Total current	1,347	1,121
Long-term:
Costs of removal	2,772	2,741
Re-measurement of deferred taxes	2,834	2,892
Recoveries in excess of ARO liabilities[3]	1,496	1,575
Regulatory balancing accounts	1,482	1,316
Other postretirement benefits	26	26
Other	73	64
Total long-term	8,683	8,614
Total regulatory liabilities	$10,030	$9,735

[1]
During the three months ended March 31, 2018, SCE recorded San Onofre revenue based on the Prior San Onofre Settlement Agreement. As a result of the Revised San Onofre Settlement Agreement, SCE recorded a regulatory liability pending the CPUC approval of the agreement. See Note 12 for additional information.

[2]
During the three months ended March 31, 2018, SCE recorded CPUC revenue based on the 2017 authorized revenue requirements adjusted for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC. SCE recorded a regulatory liability primarily associated with these adjustments.

[3]
Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 10 for further discussion.

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	March 31, 2018	December 31, 2017
Asset (liability)
Energy resource recovery account	$413	$464
New system generation balancing account	(213)	(197)
Public purpose programs and energy efficiency programs	(1,288)	(1,145)
Tax accounting memorandum account and pole loading balancing account	(260)	(259)
Base revenue requirement balancing account	(322)	(200)
DOE litigation memorandum account	(156)	(156)
Greenhouse gas auction revenue	(50)	(22)
FERC balancing accounts	(222)	(205)
Catastrophic event memorandum account	94	90
Other	17	(68)
Liability	$(1,987)	$(1,698)
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

Southern California Wildfires
In December 2017, several wind-driven wildfires (the "December 2017 Wildfires") impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to the most recent California Department of Forestry and Fire Protection ("Cal Fire") incident information reports, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in one fatality. As of March 31, 2018, SCE had incurred approximately $46 million of capital expenditures related to restoration of service resulting from the December 2017 Wildfires.
Determining wildfire origin and cause is often a complex and time-consuming process, and several investigations into the facts and circumstances of the Thomas Fire are believed to be ongoing. SCE has been advised that the origins and causes of the fire are being investigated by Cal Fire and the Ventura County Fire Department. In connection with its investigation of the Thomas Fire, Cal Fire has removed and retained certain of SCE's equipment that was located near suspected ignition points of the fire. SCE expects that the Ventura County Fire Department and/or Cal Fire will ultimately issue reports concerning the origins and causes of the Thomas Fire but cannot predict when these reports will be released or if any findings will be issued before the investigations are completed. The CPUC's SED is also conducting an investigation to assess the compliance of SCE and its facilities with applicable rules and regulations in areas impacted by the Thomas Fire. In addition, as it does in all wildfire matters in which its facilities may or are alleged to be involved, SCE is conducting its own investigation of the Thomas Fire. At this time, SCE cannot predict when its own investigation, or the investigations of Cal Fire, the Ventura County Fire Department or the SED, will be completed.
Any potential liability for December 2017 Wildfire-related damages will depend on a number of factors, including whether SCE substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. Certain California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in November 2017, the CPUC issued a decision denying SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that SDG&E did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires.
When inverse condemnation is held to be applicable to a utility, the utility may be held liable for property damages and associated interest and attorney's fees. If inverse condemnation is held to be inapplicable to SCE in connection with the December 2017 Wildfires, SCE could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's alleged negligence. If SCE is found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, medical expenses and personal injury/wrongful death claims. These potential liabilities, in the aggregate, could be substantial. Additionally, SCE could potentially be subject to fines for alleged violations of CPUC rules and laws in connection with the December 2017 Wildfires.
SCE is aware of multiple lawsuits filed related to the Thomas Fire naming SCE as a defendant. Several of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Chair of the California Judicial Council has ordered that the lawsuits be coordinated in the Los Angeles Superior Court. SCE expects to be the subject of additional lawsuits related to the Thomas Fire. The litigation could take a number of years to be resolved because of the complexity of the matters and the time needed to complete the ongoing investigations.
Given the preliminary stages of the investigations and the uncertainty as to the causes of the Thomas Fire, and the extent and magnitude of potential damages, Edison International and SCE are currently unable to predict the outcome of the claims made against SCE and Edison International or reasonably estimate a range of losses that may be incurred.
SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence, for wildfire-related claims for the period ending on May 31, 2018. SCE also has approximately $300 million of additional insurance coverage for wildfire-related occurrences for the period from December 31, 2017 to December 31, 2018, which may be used in addition to the $1 billion in wildfire insurance for wildfire events occurring on or after December 31, 2017 and on or before May 31, 2018, and would be available for new wildfire events, if any, occurring after

May 31, 2018 and on or before December 30, 2018. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period. Should responsibility for a significant portion of the damages related to the December 2017 Wildfires be attributed to SCE, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover its uninsured damages through electric service rates if, for example, the CPUC finds that the damages were incurred because SCE was not a prudent manager of its facilities.
Edison International and SCE are pursuing legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting damages in rates. Edison International and SCE cannot predict whether or when a solution mitigating the significant risk faced by a California investor-owned utility related to wildfires will be achieved.
Montecito Mudslides
In January 2018, torrential rains in Santa Barbara County produced mudslides and flooding in Montecito and surrounding areas (the "Montecito Mudslides"). According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in at least 21 fatalities, with two additional fatalities presumed.
Of the lawsuits mentioned above, several allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Some of the Montecito Mudslides lawsuits also name Edison International as a defendant. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. The Chair of the California Judicial Council has ordered that the Thomas Fire and Montecito Mudslides lawsuits be coordinated in the Los Angeles Superior Court. SCE expects that additional lawsuits related to the Montecito Mudslides will be filed.
In the event that SCE is determined to have liability for damages caused by the Thomas Fire, SCE cannot predict whether the courts will conclude that the Montecito Mudslides were caused by the Thomas Fire or that SCE is liable for damages caused by the Montecito Mudslides. As a result, Edison International and SCE are currently unable to predict the outcome of the claims made against SCE and Edison International or reasonably estimate a range of losses that may be incurred. If it is determined that the Montecito Mudslides were caused by the Thomas Fire and that SCE is liable for damages caused by the Montecito Mudslides, then SCE's insurance coverage for such damages may be limited to its wildfire insurance. SCE also has other general liability insurance coverage of approximately $450 million but it is uncertain whether these other policies would apply to liabilities alleged to be related to the mudslides. Additionally, if SCE is determined to be liable for a significant portion of costs associated with the Montecito Mudslides, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover its uninsured damages through electric service rates if, for example, the CPUC finds that the damages were incurred because SCE was not a prudent manager of its facilities.
If it is ultimately determined that SCE is legally responsible for damages caused by the Montecito Mudslides and inverse condemnation is held to be applicable to SCE, SCE may be held liable for resulting property damages and associated interest and attorney's fees. If inverse condemnation is held to be inapplicable to SCE in connection with the Montecito Mudslides, SCE could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE’s alleged negligence. If SCE is found negligent, SCE could also be held liable for, among other things, business interruption losses, evacuation costs, clean-up costs, medical expenses and personal injury/wrongful death claims associated with the Montecito Mudslides. These potential liabilities, in the aggregate, could be substantial. SCE cannot predict whether it will be subjected to regulatory fines related to the Montecito Mudslides.
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
Entry into Revised Settlement
On January 30, 2018, SCE, SDG&E, The Alliance for Nuclear Responsibility, The California Large Energy Consumers Association, California State University, Citizens Oversight dba Coalition to Decommission San Onofre, the Coalition of California Utility Employees, the Direct Access Customer Coalition, Ruth Henricks, ORA, TURN, and Women's Energy Matters (the "OII Parties") entered into a Revised San Onofre Settlement Agreement in the San Onofre OII proceeding (the "Revised San Onofre Settlement Agreement"). If approved by the CPUC, the Revised San Onofre Settlement Agreement will resolve all issues under consideration in the San Onofre OII and will modify the Prior San Onofre Settlement Agreement. If approved by the CPUC, the Revised San Onofre Settlement Agreement will also result in the dismissal of a federal lawsuit currently pending in the Ninth Circuit Court of Appeals challenging the CPUC's authority to permit rate recovery of San Onofre costs. The Revised San Onofre Settlement Agreement was the result of multiple mediation sessions in 2017 and January 2018 and was signed on January 30, 2018 following a settlement conference in the OII, as required under CPUC rules.
Implementation of the terms of the Revised San Onofre Settlement Agreement is subject to the approval of the CPUC, as to which there is no assurance. The OII Parties have agreed to exercise their best efforts to obtain CPUC approval, but there can be no certainty of when or what the CPUC will actually decide.
The San Onofre OII Assigned Commissioner and Assigned ALJ have issued joint rulings that, among other things, (i) direct the parties to submit joint testimony to the CPUC in support of the Revised San Onofre Settlement Agreement on April 27, 2018; (ii) direct all parties to submit briefing on whether an attorneys' fees provision in a related settlement agreement pertaining to the dismissal of a federal lawsuit challenging the Prior San Onofre Settlement Agreement impacts the integrity of the CPUC's intervenor compensation program; and (iii) schedule a public participation hearing and a status conference. In lieu of joint testimony, with the ALJ's consent, the parties submitted a joint stipulation of facts in support of the Revised San Onofre Settlement Agreement on April 27, 2018.
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
Additional Challenges related to the Settlement of San Onofre CPUC Proceedings
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the Prior San Onofre Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit in May 2015. In light of the San Onofre OII meet-and-confer sessions, the Ninth Circuit cancelled the hearing that had been scheduled for February 9, 2017 and ordered the parties to notify the Ninth Circuit of the status of the San Onofre OII by May 1, 2017 and periodically thereafter. In October 2017, the Ninth Circuit scheduled a hearing for February 13, 2018 and directed the parties to file a status report on January 30, 2018. As part of the Revised San Onofre Settlement Agreement, subject to CPUC approval of the Revised San Onofre Settlement Agreement, the plaintiffs agreed to dismiss this case with prejudice. In light of these developments, the February 13 hearing was cancelled and the Ninth Circuit appeal is currently stayed.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its then Chief Financial Officer. The complaint was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The initial complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015 (the "Class Period"). In September 2016, the federal court granted defendants' motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff filed a second amended complaint in October 2016, which the federal court dismissed again with an opportunity for the plaintiff to amend the complaint. Plaintiff filed a third amended complaint in May 2017, which the federal court dismissed with prejudice in March 2018. Plaintiffs' have appealed the dismissal.
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

At March 31, 2018, SCE's recorded estimated minimum liability to remediate its 20 identified material sites (sites with a liability balance at March 31, 2018, in which the upper end of the range of the costs is at least $1 million) was $142 million, including $92 million related to San Onofre. In addition to these sites, SCE also has 16 immaterial sites with a liability balance as of March 31, 2018, for which the total minimum recorded liability was $4 million. Of the $146 million total environmental remediation liability for SCE, $140 million has been recorded as a regulatory asset. SCE expects to recover $47 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $93 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $131 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $4 million to $18 million. Costs incurred for the three months ended March 31, 2018 and 2017 were $4 million and $2 million, respectively.
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
Nuclear Insurance
SCE is a member of NEIL, a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $50 million and $1.06 billion, respectively. If NEIL losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $52 million per year.
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.1 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers ("ANI"). SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $60 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $9 million per future incident in any one year. SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.
For more information on nuclear insurance coverage, see Note 11 in the 2017 Form 10-K.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million, including reimbursement for legal costs (SCE share $124 million) to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. The settlement also provides for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE may submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process will make additional legal action to recover damages incurred in 2014 – 2016 unnecessary. The first such claim covering damages for 2014 – 2015 was filed on September 30, 2016 for approximately $56 million. In February 2017, the DOE reviewed the 2014 – 2015 claim submission and reduced the original request to approximately $43 million (SCE share was approximately $34 million). SCE accepted the DOE's determination, and the government paid the 2014 – 2015 claim under the terms of the settlement. In October 2017, SCE filed a claim covering damages for 2016 for approximately $58 million. In March 2018, the DOE completed its review of SCE’s 2016 claim submission and determined that SCE should be reimbursed approximately $44 million, not allowing recovery of approximately $14 million. In April 2018, SCE submitted a request for reconsideration of the DOE's March 2018 determination, requesting that the DOE allow recovery of an additional $1.2 million. All damages recovered by SCE are subject to CPUC review as to how these amounts would be distributed among customers, shareholders, or to offset fuel decommissioning or storage costs.
Note 13.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2018	2017	2018	2017
Beginning balance	$(43)	$(53)	$(19)	$(20)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	2	1
Other[2]	(5)	2	(5)	1
Change	(3)	4	(3)	2
Ending Balance	$(46)	$(49)	$(22)	$(18)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

[2]
Effective January 1, 2018, Edison International and SCE adopted an accounting standards update related to the measurement of financial instruments. As a result of this new accounting guidance, Edison International and SCE recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018. See Note 1 for further information.

Note 14.    Other Income and Expenses
Other income and expenses are as follows:

	Three months ended March 31,
(in millions)	2018	2017
SCE other income and expenses:
Equity allowance for funds used during construction	$22	$19
Increase in cash surrender value of life insurance policies and life insurance benefits	8	12
Interest income	4	1
Net periodic benefit income (costs) - non-service cost components	26	9
Civic, political and related activities and donations	(4)	(4)
Other	(5)	(2)
Total SCE other income and expenses	51	35
Other income and expenses of Edison International Parent and Other:
Net periodic benefit income (costs) - non-service cost components	—	(1)
Other	—	(1)
Total Edison International other income and expenses	$51	$33
Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2018	2017	2018	2017
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$164	$167	$149	$152
Tax refunds	(93)	—	(18)	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$197	$177	$212	$—
Preferred and preference stock	1	1	1	1
SCE's accrued capital expenditures at March 31, 2018 and 2017 were $399 million and $275 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2018. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2017 Form 10-K.
LEGAL PROCEEDINGS
December 2017 Wildfires Litigation
The December 2017 Wildfires impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to the most recent Cal Fire incident information reports, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in one fatality.
As of April 27, 2018, SCE was aware of at least 52 lawsuits related to the Thomas Fire naming SCE as a defendant. Seventeen of these lawsuits also name Edison International as a defendant and at least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Chair of the California Judicial Council has ordered that the lawsuits be coordinated in the Los Angeles Superior Court.
Montecito Mudslides Litigation
In January 2018, torrential rains in Santa Barbara County produced mudslides and flooding in Montecito and surrounding areas. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in at least 21 fatalities, with two additional fatalities presumed.
Twenty-nine of the 52 lawsuits mentioned under "December 2017 Wildfires Litigation" above allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs’ claimed damages. Eleven of the Montecito Mudslides lawsuits also name Edison International as a defendant. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. The Chair of the California Judicial Council has ordered that the Thomas Fire and Montecito Mudslides lawsuits be coordinated in the Los Angeles Superior Court.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the first quarter of 2018.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	120,022	$62.63	—	—
February 1, 2018 to February 28, 2018	79,352	$62.21	—	—
March 1, 2018 to March 31, 2018	103,142	$62.72	—	—
Total	302,516	$62.55	—	—

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

10.1
Term Loan Credit Agreement, dated as of January 26, 2018, among Edison International, the several banks and other financial institutions from time to time parties thereto, and Citibank, N.A., as administrative agent for the lenders (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed January 26, 2018)*

10.2	Revised San Onofre Settlement Agreement dated January 30, 2018 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated January 30, 2018 and filed January 31, 2018)*

10.3**	Edison International 2018 Long-Term Incentives Terms and Conditions

10.4**	Edison International 2008 Executive Disability Plan, as amended and restated effective April 2, 2018

10.5**	Edison International 2008 Executive Severance Plan, as amended and restated effective April 2, 2018

10.6**
Edison International 2008 Executive Retirement Plan, as amended and restated effective August 24, 2016 (as amended) (File No. 1-9936, filed as Exhibit 10.8 to Edison International's Form 10-K dated December 31, 2017 and filed February 22, 2018)*

10.7**	Edison International Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014 (as amended)

10.8**	Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective December 9, 2015 (as amended)

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2018, filed on May 1, 2018, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2018, filed on May 1, 2018, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________
* Incorporated by reference pursuant to Rule 12b-32
** Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3) of Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	May 1, 2018	Date:	May 1, 2018