Form 10-Q
period 2018-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2018-07-26
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Common Stock outstanding as of July 23, 2018:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares

i

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year-ended December 31, 2017
AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
bonus depreciation	Current federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Cal Fire	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
December 2017 Wildfires	several wind-driven wildfires, including the Thomas Fire, that occurred in December 2017 and impacted portions of SCE's service territory
DERs	distributed energy resources
DOE	U.S. Department of Energy
DRP	Distributed Resources Plan
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group
Edison Energy Group, Inc., the holding company for subsidiaries engaged in competitive businesses focused on providing energy services, including distributed generation and/or storage, to commercial and industrial customers

EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
ERRA	Energy Resource Recovery Account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 26, 2018
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc. and related companies
Montecito Mudslides	the mudslides and flooding in Montecito, Santa Barbara County, that occurred in January 2018
MW	megawatts
MWdc	megawatts measured for solar projects representing the accumulated peak capacity of all the solar modules
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding

NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NOL	net operating loss
NRC	Nuclear Regulatory Commission
ORA	CPUC's Office of Ratepayers Advocates
OII	Order Instituting Investigation
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

v

(This page has been left blank intentionally.)

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•
ability of SCE to recover its costs through regulated rates, including costs related to uninsured wildfire-related and mudslide-related liabilities, spending on grid modernization and other capital spending incurred prior to explicit regulatory approval;

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

•	ability of Edison International or SCE to borrow funds and access the bank and capital markets on reasonable terms;

•	actions by credit rating agencies to downgrade our credit ratings or those of our subsidiaries or to place those ratings on negative watch or outlook;

•	risks associated with the decommissioning of San Onofre, including those related to public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, and cost overruns;

•
extreme weather-related incidents and other natural disasters (including earthquakes and events caused, or exacerbated, by climate change, such as wildfires), which could cause, among other things, public safety and operational issues;

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

•
risks associated with the operation of transmission and distribution assets and power generating facilities, including public safety issues, failure, availability, efficiency and output of equipment, and availability and cost of spare parts;

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
The MD&A for the six months ended June 30, 2018 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2017, and as compared to the six months ended June 30, 2017. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2017 (the "year-ended 2017 MD&A"), which was included in the 2017 Form 10-K.
Except when otherwise stated, references to each of Edison International, SCE, or Edison Energy Group mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated competitive subsidiaries and "Edison International Parent" mean Edison International on a stand-alone basis, not consolidated with its subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE and Edison Energy Group. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for subsidiaries engaged in competitive business opportunities, including Edison Energy which provides energy services to commercial and industrial customers. Edison Energy Group's business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all the information contained in this report relates to both filers.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2018	2017	Change	2018	2017	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$297	$307	$(10)	$583	$656	$(73)
Edison International Parent and Other	(21)	(29)	8	(89)	(16)	(73)
Edison International	276	278	(2)	494	640	(146)
Less: Non-core items
SCE	—	—	—	—	—	—
Edison International Parent and Other	2	—	2	(42)	1	(43)
Total non-core items	2	—	2	(42)	1	(43)
Core earnings (losses)
SCE	297	307	(10)	583	656	(73)
Edison International Parent and Other	(23)	(29)	6	(47)	(17)	(30)
Edison International	$274	$278	$(4)	$536	$639	$(103)
Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings (losses) internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the HLBV accounting method and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other gains and losses related to certain tax, regulatory, or legal settlements or proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing.
Edison International's second quarter 2018 earnings decreased $2 million from the second quarter of 2017, comprised of a decrease in SCE's earnings of $10 million and a decrease in Edison International Parent and Other's losses of $8 million. Edison International's earnings for the six months ended June 30, 2018 decreased $146 million from the six months ended 2017, comprised of a decrease in SCE's earnings of $73 million and an increase in Edison International Parent and Other's losses of $73 million. SCE's lower quarter and year-to-date earnings resulted from higher operation and maintenance expenses related to wildfire insurance and higher net financing costs, partially offset by higher revenue. Revenue increased in 2018 due to a refund to customers for prior overcollections recorded in 2017. In the first half of 2018, operation and maintenance expenses were also higher due to increased line clearing activity.
Edison International Parent and Other's decrease in losses for the three months ended June 30, 2018 was due to lower core losses of $6 million and higher non-core earnings of $2 million. The decrease in core losses was due to a goodwill impairment recorded during 2017 and lower corporate expenses, partially offset by the impact of Tax Reform on pre-tax losses and tax benefits recorded in 2017 related to the settlement of 2007 – 2012 federal income tax audits.
Edison International Parent and Other's increase in losses for the six months ended June 30, 2018 was due to higher core losses of $30 million and higher non-core losses of $43 million. The increase in core losses was due to tax benefits recorded in 2017 related to stock option exercises and the settlement of 2007 – 2012 federal income tax audits along with the impact of Tax Reform on pre-tax losses, partially offset by a goodwill impairment recorded in 2017 and lower corporate expenses in 2018.
Consolidated non-core income of $2 million ($3 million pre-tax) and non-core losses of $42 million ($57 million pre-tax) for the three and six months ended June 30, 2018, respectively, primarily related to the sale of SoCore Energy. The non-core losses for the six months ended June 30, 2018 were partially offset by income related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method.
Southern California Wildfires
In December 2017, several wind-driven wildfires impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to the most recent California Department of Forestry and Fire Protection incident information reports, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in one fatality.
Determining wildfire origin and cause is often a complex and time-consuming process, and several investigations into the facts and circumstances of the Thomas Fire are believed to be ongoing. SCE has been advised that the origins and causes of the fire are being investigated by Cal Fire and the Ventura County Fire Department. In connection with its investigation of the Thomas Fire, Cal Fire has removed and retained certain of SCE's equipment that was located near suspected ignition points of the fire. The CPUC's SED is also conducting an investigation to assess the compliance of SCE and its facilities with applicable rules and regulations in areas impacted by the Thomas Fire. In addition, as it does in all wildfire matters in which its facilities may or are alleged to be involved, SCE is conducting its own review of the Thomas Fire. SCE's internal review of the Thomas Fire is complex and examines various matters including the number of ignition points, the location of those ignition points, fire progression and the attribution of damages to fires potentially ignited at separate ignition points. Due to these complexities, SCE cannot predict when its own review, or the investigations of Cal Fire, the Ventura County Fire Department or the SED, will be completed.
SCE is aware of multiple lawsuits filed related to the Thomas Fire naming SCE as a defendant. A number of the lawsuits also name Edison International as a defendant. Certain California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The extent of potential liability for December 2017 Wildfire-related damages depends on a number of factors, including whether SCE substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation.
Given the ongoing uncertainty as to the causes of the Thomas Fire, the complexity of several potential ignition points, and the potential for separate damages to be attributable to fires ignited at separate ignition points, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred, but such losses may be material.
For events that occurred in 2017, principally the December 2017 Wildfires, SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period. Should responsibility for a significant portion of the damages related to the December 2017 Wildfires be attributed to SCE, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover its uninsured damages through electric service rates if, for example, the CPUC finds that the damages were incurred because SCE did not prudently manage its facilities.
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
Current Wildfire Insurance Coverage
SCE has approximately $1 billion of wildfire-specific insurance coverage for events that may occur during the period June 1, 2018 through December 30, 2018 and approximately $940 million of wildfire-specific insurance coverage for events that may occur during the period December 31, 2018 through May 31, 2019. SCE may obtain additional wildfire insurance for these time periods in the future. SCE's insurance coverage for wildfire-related claims is subject to a self-insured retention of $10 million per occurrence. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period or in the event of an exceptionally large wildfire.
SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the December 2017 Wildfires. Based on policies currently in effect, SCE anticipates that its wildfire insurance expense, prior to any regulatory deferrals, will total approximately $237 million during 2018. SCE has requested approval from the CPUC for regulatory mechanisms to track and recover wildfire insurance premiums in excess of the amounts that are ultimately approved in a 2018 GRC decision.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires—Current Wildfire Insurance Coverage."
Montecito Mudslides
In January 2018, torrential rains in Santa Barbara County produced mudslides and flooding in Montecito and surrounding areas. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures and resulted in at least 21 fatalities, with two additional fatalities presumed.
Of the lawsuits mentioned above, several allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Some of the Montecito Mudslides lawsuits also name Edison International as a defendant. Edison International and SCE are currently unable to predict the outcome of the claims made against SCE and Edison International or reasonably estimate a range of losses that may be incurred. SCE and Edison International's potential liability related to the Montecito Mudslides could be material, SCE's insurance may not be sufficient to cover such damages, and SCE may not be authorized to recover any uninsured damages in rates.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Montecito Mudslides" and "Legal Proceedings—Montecito Mudslides Litigation."
Permanent Retirement of San Onofre
Entry into Revised Settlement Agreement
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

In June 2018, the CPUC issued a proposed decision approving all of the terms of the Revised San Onofre Settlement Agreement other than a provision under which SCE and SDG&E agreed to fund an aggregate of $12.5 million for a Research, Development and Demonstration program intended to develop technologies and methodologies to reduce greenhouse gas emissions (the "GHG Reduction Funding Program"). On July 12, 2018, SCE and certain of the other OII Parties filed comments with the CPUC recommending that the CPUC modify the proposed decision to approve the Revised San Onofre Settlement Agreement in its entirety. Certain parties to the San Onofre OII have also filed comments with the CPUC asserting their respective positions regarding the Revised San Onofre Settlement Agreement, including suggesting alternatives to the elimination of the GHG Reduction Funding Program. On July 26, 2018, the CPUC approved the terms of the Revised San Onofre Settlement Agreement subject to the OII Parties eliminating the GHG Reduction Funding Program provision. The OII Parties, or a sufficient sub-set of the OII Parties, have ten days from July 26, 2018 to file a notice with the CPUC accepting elimination of the GHG Reduction Funding provision from the Revised San Onofre Settlement Agreement (the "Proposed Modification"). The Revised San Onofre Settlement Agreement with the Proposed Modification will become effective upon filing and service of the notice. If the OII Parties, or a sufficient sub-set of the OII Parties, do not file a notice accepting the Proposed Modification, the assigned ALJ will issue a ruling scheduling evidentiary hearings on the outstanding issues.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Permanent Retirement of San Onofre."
Capital Program
Total capital expenditures (including accruals) were $1.9 billion and $1.4 billion for the first six months of 2018 and 2017, respectively. SCE's capital spending for the first six months of 2018 was consistent with its 2018 plan and SCE continues to project 2018 capital expenditures of approximately $4.2 billion for 2018. As discussed in the year-ended 2017 MD&A, in the absence of a 2018 GRC decision, SCE has developed, and is executing against, a 2018 capital expenditure plan that will allow SCE to ramp up its capital spending program over the three-year GRC period to meet what is ultimately authorized in the 2018 GRC decision while minimizing the associated risk of unauthorized spending. Capital spending in 2019 and 2020 will be dependent upon the amount approved in a 2018 GRC decision. As discussed below, recent regulatory activity outside the 2018 GRC will also impact capital spending.
In May 2018, the CPUC issued a final decision approving a transportation electrification program to fund medium- and heavy-duty vehicle charging infrastructure, which would increase forecast capital spending by $38 million and $78 million in 2019 and 2020, respectively, and weighted average annual rate base by $19 million and $78 million in 2019 and 2020, respectively, in comparison to the forecast provided in the year-ended 2017 MD&A. See "—Distribution Grid Development—Transportation Electrification Programs."
In April 2018, the CPUC issued a proposed decision and in July 2018 the CPUC issued an alternate proposed decision, both denying SCE's ability to construct the Alberhill System Project based on a perceived lack of need. The alternate proposed decision would deny the Alberhill System Project without prejudice, such that SCE may re-submit an application containing new or updated information demonstrating a need for the project. SCE continues to believe the Alberhill System Project is needed and is unable to predict the outcome of this matter. SCE has filed comments on both the proposed decision and alternate proposed decision requesting that the CPUC grant the certificate of public convenience and necessity for the Alberhill System Project. If the project is ultimately cancelled, SCE's 2019 and 2020 forecast capital spending would be reduced by $35 million and $51 million, respectively, and its weighted average annual rate base for 2018, 2019 and 2020 would be reduced by $26 million, $60 million and $100 million, respectively, in comparison to the forecast provided in the year-ended 2017 MD&A.
Forecasted expenditures for capital projects are subject to change due to, among other things, timeliness of permitting, licensing, regulatory approvals, and contractor bids. For further information regarding the capital program, see "Liquidity and Capital Resources—SCE—Capital Investment Plan."

Distribution Grid Development
Charge Ready Program
In January 2016, the CPUC approved SCE's $22 million Charge Ready Program Pilot, which allows SCE to install light-duty electric vehicle charging infrastructure, provide rebates to offset the cost of qualified customer-owned charging stations, and implement a supporting marketing, education, and outreach campaign. As of June 30, 2018, SCE had executed agreements and reserved funding for 79 sites to deploy 1,266 charge ports. The results of this pilot have helped shape Charge Ready 2, phase 2 of the Charge Ready program. In June 2018, SCE filed an application to obtain approval for Charge Ready 2. In the application, SCE requested approval to install infrastructure and provide rebates to support 48,000 new electric vehicle charging ports as part of a four-year, $760 million ($561 million capital) program, which will also include a marketing, education, and outreach campaign. SCE is unable to estimate the amount of capital that will be approved in connection with Charge Ready 2.
Transportation Electrification Programs
In January 2017, SCE filed an application with the CPUC requesting approval of transportation electrification programs to accelerate the adoption of electric transportation, which is critical to California's climate change and GHG reduction objectives. The application proposed a five-year program to fund medium- and heavy-duty vehicle charging infrastructure that follows the model developed for SCE's Charge Ready program, as well as six pilot projects to be considered on an accelerated basis. In January 2018, the CPUC issued a final decision approving five pilot projects with a budget of $16 million ($10 million in capital). In May 2018, the CPUC issued a final decision approving the five-year program, with certain modifications, to install charging infrastructure to support the electrification of 8,490 medium- and heavy-duty electric vehicles at 870 sites, which must be fully contracted for by 2024. The final decision includes an approved five-year budget of $356 million ($242 million capital) in 2016 dollars or $407 million ($268 million capital) in nominal dollars.
SCE plans to propose additional programs and pilots in the future.
2018 General Rate Case
As discussed in the year-ended 2017 MD&A, SCE's GRC proceeding for the three-year period 2018 – 2020 is pending. SCE has requested a revenue requirement of $5.534 billion for its test year of 2018, a $106 million decrease from the 2017 GRC authorized revenue requirement, and revenue requirements for the post-test years of 2019 and 2020 of $5.965 billion and $6.468 billion, respectively.
A final 2018 GRC decision is not expected until later in 2018. Until a 2018 GRC decision is issued, SCE is recognizing revenue in 2018 based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and Tax Reform. The CPUC has approved the establishment of a GRC memorandum account, which will make the 2018 revenue requirement adopted by the CPUC effective as of January 1, 2018. SCE cannot predict the revenue requirement the CPUC will authorize or provide assurance on the timing of a final decision.
RESULTS OF OPERATIONS
Southern California Edison Company
SCE's results of operations are derived mainly through two sources:

•
Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission, and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes, and a return consistent with the capital structure. Also, included in earnings activities are revenues or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.

•
Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), and certain operation and maintenance expenses. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended June 30, 2018 versus June 30, 2017

	Three months ended June 30, 2018			Three months ended June 30, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Operating revenue	$1,535	$1,268	$2,803	$1,584	$1,369	$2,953
Purchased power and fuel	—	1,112	1,112	—	1,175	1,175
Operation and maintenance[1]	512	182	694	473	202	675
Depreciation and amortization	462	—	462	510	—	510
Property and other taxes	97	—	97	84	1	85
Other operating income	(1)	—	(1)	—	—	—
Total operating expenses	1,070	1,294	2,364	1,067	1,378	2,445
Operating income	465	(26)	439	517	(9)	508
Interest expense	(162)	(2)	(164)	(146)	—	(146)
Other income and expenses[1]	22	28	50	24	9	33
Income before income taxes	325	—	325	395	—	395
Income tax (benefits) expense	(2)	—	(2)	57	—	57
Net income	327	—	327	338	—	338
Preferred and preference stock dividend requirements	30	—	30	31	—	31
Net income available for common stock	$297	$—	$297	$307	$—	$307
Net income available for common stock			$297			$307
Less:
Non-core earnings			—			—
Core earnings[2]			$297			$307

[1]
Expenses for the three months ended June 30, 2017 were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans. For further information, see Note 1 in the "Notes to Consolidated Financial Statements."

[2]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Lower operating revenue of $49 million primarily due to the following:

•
A decrease of $10 million in CPUC revenue primarily resulting from recognizing 2018 revenue based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and the impact of Tax Reform, partially offset by a $17 million revenue reduction recorded in 2017 for a refund to customers of prior overcollections. See "Management Overview—2018 General Rate Case" for further information.

•	A decrease in FERC revenue of $16 million primarily due to the reduction in the federal corporate income tax rate resulting from Tax Reform.

•
A decrease in revenue related to San Onofre of $49 million related to the 2017 recovery of amortization of the San Onofre regulatory asset (offset in depreciation and amortization below) and authorized return as provided by the Prior San Onofre Settlement Agreement. There was no revenue recorded in 2018 for San Onofre as a result of the Revised San Onofre Settlement Agreement (see "Management Overview—Permanent Retirement of San Onofre" for further information).

•
An increase in revenue of $23 million related to tax balancing account activities (offset in income taxes below), consisting of $41 million of lower 2018 incremental tax benefits refunded to customers partially offset by $18 million resulting from the amortization of excess deferred tax assets as a result of Tax Reform. See the year-ended 2017 MD&A, "Management Overview—Tax Reform" for further information.

•
Higher operation and maintenance costs of $39 million primarily due to higher insurance premiums associated with wildfire insurance (see "Management Overview—Southern California Wildfires—Current Wildfire Insurance Coverage" for further information).

•
Lower depreciation and amortization expense of $48 million primarily related to the amortization of the San Onofre regulatory asset in 2017 (offset in revenue above) and lower intangible plant amortization.

•	Higher property and other taxes of $13 million primarily due to higher assessed values for property taxes in 2018.

•	Higher interest expense of $16 million primarily due to increased borrowings and higher interest on balancing account overcollections.

•
Lower income tax expense of $59 million primarily due to lower pre-tax income for the second quarter of 2018 at a lower federal income tax rate. In addition, SCE had lower tax benefits refunded to customers in 2018 offset by tax benefits from the amortization of excess deferred tax assets as a result of Tax Reform (offset in revenue above). See the year-ended 2017 MD&A, "Management Overview—Tax Reform" for further information.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel costs of $63 million primarily driven by the receipt of settlement funds related to the California energy crisis of 2000 and 2001 and higher congestion revenue right credits, partially offset by higher power volume experienced in 2018 relative to 2017.

•	Lower operation and maintenance expense of $20 million primarily driven by lower employee benefit costs and lower spending on various public purpose programs.

•
Higher other income and expenses of $19 million primarily driven by higher net periodic benefit income related to the non-service cost components in 2018 relative to 2017. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

The following table is a summary of SCE's results of operations for the periods indicated.
Six months ended June 30, 2018 versus June 30, 2017

	Six months ended June 30, 2018			Six months ended June 30, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Operating revenue	$3,048	$2,309	$5,357	$3,136	$2,273	$5,409
Purchased power and fuel	—	2,038	2,038	—	1,959	1,959
Operation and maintenance[1]	1,021	324	1,345	922	333	1,255
Depreciation and amortization	921	—	921	1,007	—	1,007
Property and other taxes	202	—	202	181	1	182
Other operating income	(2)	—	(2)	—	—	—
Total operating expenses	2,142	2,362	4,504	2,110	2,293	4,403
Operating income	906	(53)	853	1,026	(20)	1,006
Interest expense	(317)	(2)	(319)	(287)	—	(287)
Other income and expenses[1]	46	55	101	48	20	68
Income before income taxes	635	—	635	787	—	787
Income tax (benefits) expense	(8)	—	(8)	69	—	69
Net income	643	—	643	718	—	718
Preferred and preference stock dividend requirements	60	—	60	62	—	62
Net income available for common stock	$583	$—	$583	$656	$—	$656
Net income available for common stock			$583			$656
Less:
Non-core earnings			—			—
Core earnings[2]			$583			$656

[1]
Expenses for the six months ended June 30, 2017 were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans. For further information, see Note 1 in the "Notes to Consolidated Financial Statements."

[2]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:

•	Lower operating revenue of $88 million primarily due to the following:

•
A decrease of $49 million in CPUC revenue primarily resulting from recognizing 2018 revenue based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and the impact of Tax Reform, partially offset by a $17 million revenue reduction in 2017 for a refund to customers of prior overcollections. See "Management Overview—2018 General Rate Case" for further information.

•	A decrease in FERC revenue of $32 million primarily due to the reduction in the federal corporate income tax rate resulting from Tax Reform.

•
A decrease in revenue related to San Onofre of $26 million of which $91 million related to the recovery of amortization of the San Onofre regulatory asset (offset in depreciation and amortization) and authorized return as provided by the Prior San Onofre Settlement Agreement, partially offset by a $65 million reduction in 2017 revenue related to the tax abandonment of San Onofre (offset in income taxes below). There was no revenue recorded in 2018 for San Onofre as a result of the Revised San Onofre Settlement Agreement (see "Management Overview—Permanent Retirement of San Onofre" for further information).

•
An increase in revenue of $17 million related to tax balancing account activities (offset in income taxes below), consisting of $53 million of lower 2018 incremental tax benefits refunded to customers partially offset by $36 million resulting from the amortization of excess deferred tax assets as a result of Tax Reform. See the year-ended 2017 MD&A, "Management Overview—Tax Reform" for further information.

•
Higher operation and maintenance costs of $99 million primarily due to higher insurance premiums associated with wildfire insurance and higher transmission and distribution costs for line clearing (see "Management Overview—Southern California Wildfires—Current Wildfire Insurance Coverage" for further information).

•
Lower depreciation and amortization expense of $86 million primarily related to the amortization of the San Onofre regulatory asset in 2017 (offset in revenue above) and lower intangible plant amortization.

•	Higher property and other taxes of $21 million primarily due to higher assessed values for property taxes in 2018.

•	Higher interest expense of $30 million primarily due to increased borrowings and higher interest on balancing account overcollections.

•
Lower income tax expense of $77 million primarily due to lower pre-tax income for the first six months of 2018 at a lower federal income tax rate partially offset by higher tax benefits in 2017 primarily related to the ratemaking treatment on the San Onofre tax abandonment. In addition, SCE had lower tax benefits refunded to customers in 2018 offset by tax benefits from the amortization of excess deferred tax assets as a result of Tax Reform (offset in revenue above). See the year-ended 2017 MD&A, "Management Overview—Tax Reform" for further information.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $79 million primarily driven by higher power prices and volume experienced in 2018 relative to 2017, partially offset by higher congestion revenue right credits and the receipt of settlement funds related to the California energy crisis.

•	Lower operation and maintenance expense of $9 million primarily driven by lower spending on various public purpose programs, partially offset by higher transmission access charges.

•
Higher other income and expenses of $35 million primarily driven by higher net periodic benefit income related to the non-service cost components in 2018 relative to 2017. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $2.6 billion and $2.7 billion for the three months ended June 30, 2018 and 2017, respectively, and $5.0 billion for both the six months ended June 30, 2018 and 2017.
Retail billed and unbilled revenue for the three months ended June 30, 2018 was lower compared to the same period in 2017 due to the cessation of revenue for San Onofre resulting from the Revised San Onofre Settlement Agreement and refunds to customers for the California energy crisis settlement funds received during 2018.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2017 Form 10-K).
Income Taxes
SCE's income tax expense decreased by $59 million and $77 million for the three and six months ended June 30, 2018 compared to the same periods in 2017.
The effective tax rates were (0.6)% and 14.4% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rates were (1.3)% and 8.8% for the six months ended June 30, 2018 and 2017, respectively. SCE's effective tax rate is below the federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease for the three and six months ended June 30, 2018 was primarily due to lower pre-tax income at a lower federal tax rate. The effective tax rate decrease for the six months ended June 30, 2017 included the ratemaking treatment on the San Onofre tax abandonment.
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
Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Edison Energy Group and subsidiaries	$(3)	$(17)	$(55)	$(23)
Corporate expenses and other subsidiaries	(18)	(12)	(34)	7
Total Edison International Parent and Other	$(21)	$(29)	$(89)	$(16)
The loss from continuing operations of Edison International Parent and Other decreased $8 million and increased $73 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017 primarily due to:

•
Impact of the 2018 sale and associated goodwill impairment in 2017 for SoCore Energy, resulting in a $12 million decrease in losses for the three months ended June 30, 2018 and $36 million increase in losses for the six months ended June 30, 2018.

•
Lower income tax benefits of $1 million and $36 million related to stock option exercises for the three and six months ended June 30, 2018, respectively, the impact of Tax Reform on pre-tax losses, and $6 million of tax benefits recorded in 2017 related to the settlement of 2007 – 2012 federal income tax audits, partially offset by lower corporate expenses.

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
SCE's credit ratings remained at investment grade levels during the first six months of 2018. However, SCE's credit rating is currently under negative outlook from Moody's Investor Services Inc. and S&P, and under negative watch from Fitch Ratings. SCE's credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the December 2017 Wildfires and the Montecito Mudslides, and the underlying inverse condemnation exposure risk created by wildfires. Credit rating downgrades may increase the cost and impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts contain provisions that require SCE to maintain an investment grade rating from the major credit rating agencies. For further details, see "—Margin and Collateral Deposits."
Available Liquidity
In May 2018, SCE amended its multi-year revolving credit facility to increase the facility from $2.75 billion to $3.0 billion. At June 30, 2018, SCE had approximately $2.60 billion available under its credit facility. The credit facility is available for borrowing needs until May 2023 and contains two 1-year extension options. In March and June 2018, SCE issued $1.25 billion and $650 million, respectively, of first and refunding mortgage bonds. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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
Debt Covenant
A debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2018, SCE's debt to total capitalization ratio was 0.46 to 1.
At June 30, 2018, SCE was in compliance with all other financial covenants that affect access to capital.
Capital Investment Plan
Below are updates for large transmission and substation projects since the filing of the 2017 Form 10-K. For further information on these projects, see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Major Transmission Projects" in the year-ended 2017 MD&A.
Major Transmission Projects
Alberhill System
The Alberhill System Project would consist of constructing a new 500-kV substation, two 500-kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500-kV transmission line, telecommunication equipment and subtransmission lines in unincorporated and incorporated portions of western Riverside County. The Project was designed to meet long-term forecasted electrical demand in the proposed Alberhill System Project area and to increase electrical system reliability. In April 2018, the CPUC issued a proposed decision and in July the CPUC issued an alternate proposed decision, both denying SCE's request for a certificate of public convenience and necessity based on the presiding administrative law judge's conclusion that the Alberhill System Project is not needed. The alternate proposed decision would deny the Alberhill System Project without prejudice, such that SCE may re-submit an application if new or updated information demonstrates a need for the project. SCE continues to believe the Alberhill System Project is needed to serve forecasted local area demand and to increase operating flexibility. SCE has filed comments on both the proposed decision and alternate proposed decision requesting that the CPUC grant the certificate of public convenience and necessity for the Alberhill System Project. A final CPUC decision is anticipated in 2018. SCE is unable to predict the outcome of this matter.
Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently-incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. Excluding land costs, which may be recovered through sale to a third party, SCE has incurred approximately $40 million of capital expenditures, including overhead costs, as of June 30, 2018, of which approximately $30 million may not be recoverable if the project is cancelled. SCE's total capital expenditures for the Alberhill System Project are estimated to be $486 million, of which approximately $175 million is included in the 2018 – 2020 capital program period.
Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities (RPU), the municipal utility department of the City of Riverside. While RPU would be responsible for constructing some of the Project's facilities within Riverside, SCE's portion of the Project consists of constructing upgrades to its system, including a new 230-kV Substation; certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. The purpose of the Project is to provide RPU and its customers with adequate transmission capacity to serve existing and projected load, to provide long-term system capacity for load growth, and to provide needed system reliability. Due to changed circumstances since the time the Project was originally developed, SCE informed the CPUC in August 2016 that it supports revisions to the proposed Project. In April 2018, the CPUC issued a subsequent environmental impact report which included a new route alternative, different from SCE's proposed project, as the environmentally preferred project and proposed an additional underground section of the proposed 220-kV power line. SCE is assessing the potential cost impacts of the new route alternative and underground power line. SCE expects a CPUC decision in late 2018 or early 2019.

Regulatory Proceedings

FERC Formula Rate
In June 2018, SCE provided its preliminary 2019 annual transmission revenue requirement update to interested parties. The update provided support for a decrease in SCE's transmission revenue requirement of $131 million or 11% from amounts currently authorized in rates, subject to settlement procedures and refund. The decrease is primarily due to lowering the federal tax rate as a result of Tax Reform. SCE expects to file its 2019 annual update with the FERC by December 1, 2018 and the proposed rates would be effective January 1, 2019, subject to settlement procedures and refund.
Dividend Restrictions
In the second quarter, SCE paid Edison International a dividend of $212 million that was declared during the first quarter of 2018. On June 21, 2018, SCE declared a dividend to Edison International of $100 million that will be paid on or before October 19, 2018.
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. At June 30, 2018, CPUC regulations allowed SCE to make distributions to Edison International as long as the common equity component of SCE's capital structure remains at or above 48% on a 13-month weighted average basis, or otherwise satisfies the CPUC requirements. If the Revised San Onofre Settlement Agreement is approved by the CPUC, SCE may exclude the $448 million after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure (see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information on the Revised San Onofre Settlement Agreement). Without excluding the $448 million after-tax charge, SCE's 13-month average common equity component of total capitalization was 49.5% and the maximum additional dividend that SCE could pay to Edison International under this limitation was approximately $393 million, resulting in a restriction on net assets of approximately $14.5 billion. If the Revised San Onofre Settlement Agreement had been approved by the CPUC at June 30, 2018, the common equity component of SCE's capital structure would have been 49.9% on a 13-month average basis.
On July 2, 2018, SCE filed with the CPUC to change the calculation of the common equity component of SCE's capital structure to a 37-month weighted average basis to correspond with the standard period between cost of capital applications. The filing is subject to review by the CPUC. If this change had been effective at June 30, 2018, without excluding the $448 million after-tax charge, SCE's 37-month average common equity component of total capitalization would have been 50.0% and the maximum additional dividend that SCE could pay to Edison International under this limitation would be approximately $539 million, resulting in a restriction on net assets of approximately $14.4 billion. If the Revised San Onofre Settlement Agreement had been approved by the CPUC at June 30, 2018, the common equity component of SCE's capital structure would have been 50.2% on a 37-month average basis.
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
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at June 30, 2018, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2018.

(in millions)
Collateral posted as of June 30, 2018[1]	$108
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	17
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	4
Posted and potential collateral requirements	$129
1 Net collateral provided to counterparties and other brokers consisted of $106 million in letters of credit and surety bonds and $2 million of cash which was offset against net derivative liabilities on the consolidated balance sheets.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2018 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

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
As a result of the sale of SoCore Energy, Edison Energy Group made several distributions to Edison International Parent including dividend payments of $55 million and $46 million in the first quarter of 2018 and April 2018, respectively.
In May 2018, Edison International Parent amended its multi-year revolving credit facility to increase the facility from $1.25 billion to $1.5 billion. At June 30, 2018, Edison International Parent had approximately $1.5 billion available under its credit facility. The credit facility is available for borrowing needs until May 2023 and contains two 1-year extension options. In January 2018, Edison International Parent issued a $500 million term loan. In March 2018, Edison International Parent issued $550 million of 4.125% senior notes. The proceeds from the March 2018 issuance were used to repay the $500 million term loan discussed above and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
A debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.70 to 1. At June 30, 2018, Edison International Parent's consolidated debt to total capitalization ratio was 0.51 to 1.
At June 30, 2018, Edison International Parent was also in compliance with all other financial covenants that affect access to capital.
Edison International Parent's credit ratings remained at investment grade levels during the first six months of 2018. However, Edison International Parent's credit rating is currently under negative outlook from Moody's Investor Services Inc. and S&P, and under negative watch from Fitch Ratings. Edison International Parent's credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the December 2017 Wildfires and the Montecito Mudslides, and the underlying inverse condemnation exposure risk created by wildfires. Credit rating downgrades may increase the cost and impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.

Historical Cash Flows
Southern California Edison Company

	Six months ended June 30,
(in millions)	2018	2017[1]
Net cash provided by operating activities	$1,312	$1,526
Net cash provided by financing activities	247	101
Net cash used in investing activities	(2,048)	(1,627)
Net decrease in cash, cash equivalents and restricted cash	$(489)	$—

[1]	Net cash for the six months ended June 30, 2017 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash.
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2018 and 2017.

	Six months ended June 30,		Change in cash flows
(in millions)	2018	2017[4]	2018/2017
Net income	$643	$718
Non-cash items[1]	1,066	1,202
Subtotal	$1,709	$1,920	$(211)
Changes in cash flow resulting from working capital[2]	(507)	(237)	(270)
Regulatory assets and liabilities	204	39	165
Other noncurrent assets and liabilities[3]	(94)	(196)	102
Net cash provided by operating activities	$1,312	$1,526	$(214)

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, deferred income taxes and investment tax credits, and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts.

[4]	Cash flow for the six months ended June 30, 2017 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash.
Net cash provided by operating activities was impacted by the following:
Net income decreased in 2018 by $75 million primarily due to higher operation and maintenance expenses related to wildfire insurance and higher net financing costs, partially offset by higher revenue. Revenue increased in 2018 due to a refund to customers for prior overcollections recorded in 2017. In the first half of 2018, operation and maintenance expenses were also higher due to increased line clearing activity.
Net cash for working capital was $(507) million and $(237) million during the six months ended June 30, 2018 and 2017, respectively. The net cash for each period was primarily related to the reductions of payables (including payments for payroll-related costs and purchased power) of $50 million and $55 million during the first six months of 2018 and 2017, respectively, and an increase in receivables from customers of $499 million and $147 million in 2018 and 2017, respectively.

Net cash provided by regulatory assets and liabilities, including changes in over (under) collections of balancing accounts was $204 million and $39 million during the six months ended June 30, 2018 and 2017, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2018

•
BRRBA overcollections increased by $300 million during the first six months of 2018 primarily due to a $263 million reclassification from TAMA to BRRBA to refund incremental tax benefits to customers in January 2019 and higher sales than forecasted in rates, partially offset by a refund of 2016 incremental tax benefits.

•	Higher cash due to $125 million of overcollections for the public purpose and energy efficiency programs resulting from lower program spending.

•
Higher cash of $91 million due to cash collected for San Onofre under the Prior San Onofre Settlement Agreement. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Permanent Retirement of San Onofre."

•
Higher cash from increased regulatory liabilities of approximately $176 million primarily due to the delay in the 2018 GRC decision. During the first six months of 2018, the amounts billed to customers was largely based on the 2017 authorized GRC revenue requirement and therefore, a regulatory liability has been established to record any associated adjustments.

•	TAMA overcollections decreased by $263 million due to a reclassification from TAMA to BRRBA to refund customers as discussed above.

•	Lower cash due to $162 million of undercollections related to the timing of greenhouse gas auction revenue and climate credit refunds to customers.
2017

•
Higher cash due to $72 million of overcollections for the public purpose and energy efficiency programs. Overcollections for public purpose and energy efficiency programs increased due to lower spending for these programs.

•
Higher cash due to realization of $47 million in proceeds from the MHI arbitration and approximately $34 million from the DOE related to spent nuclear fuel. For further information on the MHI claims and spent nuclear fuel, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Permanent Retirement of San Onofre" and "—Spent Nuclear Fuel."

•
ERRA undercollections for fuel and purchased power were $228 million in 2017 compared to overcollections of $20 million in 2016. ERRA undercollection increased $248 million during the first six months of 2017 primarily due to seasonal rates and a refund of prior year overcollections.

•
BRRBA overcollections decreased by $169 million during the first six months of 2017 primarily due to the refunds of 2015 TAMA overcollections, a revenue refund to customers of $133 million for 2012 – 2014 incremental tax benefits related to repair deductions, and 2015 overcollections resulting from the implementation of the 2015 GRC decision, which was authorized to be refunded to customers over a two-year period.

•	Higher cash of approximately $303 million primarily due to a recovery of prior FERC undercollections and lower spending for the new system generation program, including lower capacity payments.
Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($5 million and $26 million in 2018 and 2017, respectively) and SCE's payments of decommissioning costs ($71 million and $98 million in 2018 and 2017, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the six months ended June 30, 2018 and 2017. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt."

	Six months ended June 30,
(in millions)	2018	2017
Issuances of first and refunding mortgage bonds, net of discount and issuance costs	$1,872	$692
Issuance of term loan	—	300
Remarketing of pollution control bonds, net of issuance costs	—	134
Long-term debt matured or repurchased	(198)	(441)
Issuances of preference stock, net of issuance costs	—	463
Short-term debt repayments, net of borrowings and discount	(940)	(550)
Payments of common stock dividends to Edison International	(424)	(382)
Payments of preferred and preference stock dividends	(60)	(62)
Other	(3)	(53)
Net cash provided by financing activities	$247	$101
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($2.1 billion and $1.7 billion for the six months ended June 30, 2018 and 2017, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $73 million during each of the six months ended June 30, 2018 and 2017. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2018	2017
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$5	$26
SCE's decommissioning costs	(71)	(98)
Net cash provided by investing activities: Proceeds from sale of investments	1,770	3,046
Purchases of investments	(1,697)	(2,973)
Net cash impact	$7	$1
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($71 million and $98 million in 2018 and 2017, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($78 million and $99 million in 2018 and 2017, respectively).

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Six months ended June 30,
(in millions)	2018	2017[1]
Net cash used in operating activities	$(95)	$(88)
Net cash (used in) provided by financing activities	(501)	122
Net cash provided by (used in) investing activities	60	(35)
Net decrease in cash and cash equivalents	$(536)	$(1)

[1]	Net cash for the six months ended June 30, 2017 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities was as follows:

	Six months ended June 30,
(in millions)	2018	2017
Dividends paid to Edison International common shareholders	$(394)	$(354)
Dividends received from SCE	424	382
Payment for stock-based compensation, net of receipt from stock option exercises	(7)	(120)
Issuance of long-term debt, net of repayments, discount and issuance costs	530	397
Short-term debt repayments, net of borrowings and discount	(1,091)	(192)
Other	37	9
Net cash (used in) provided by financing activities	$(501)	$122
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities increased $95 million during the first six month of 2018 compared to 2017 primarily due to a cash inflow of $78 million from the sale of SoCore Energy in April 2018.
Contingencies
SCE has contingencies related to the December 2017 Wildfires, wildfire insurance, Montecito Mudslides, San Onofre Related Matters, Environmental Remediation, Nuclear Insurance and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2017 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."
Commodity Price Risk
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $84 million and $109 million on SCE's consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."

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
As of June 30, 2018, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	June 30, 2018
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher[3]	$84	$—	$84

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2018	2017	2018	2017
Total operating revenue	$2,815	$2,965	$5,379	$5,428
Purchased power and fuel	1,112	1,175	2,038	1,959
Operation and maintenance	719	706	1,394	1,310
Depreciation and amortization	463	512	925	1,011
Property and other taxes	97	86	204	186
Impairment and other charges	5	16	71	21
Other operating income	(1)	—	(3)	—
Total operating expenses	2,395	2,495	4,629	4,487
Operating income	420	470	750	941
Interest expense	(180)	(159)	(350)	(311)
Other income and expense	49	24	100	57
Income from continuing operations before income taxes	289	335	500	687
Income tax (benefit) expense	(9)	26	(40)	(14)
Income from continuing operations	298	309	540	701
Net income	298	309	540	701
Preferred and preference stock dividend requirements of SCE	30	31	60	62
Other noncontrolling interests	(8)	—	(14)	(1)
Net income attributable to Edison International common shareholders	$276	$278	$494	$640
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$276	$278	$494	$640
Net income attributable to Edison International common shareholders	$276	$278	$494	$640
Basic earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$0.85	$0.85	$1.52	$1.96
Total	$0.85	$0.85	$1.52	$1.96
Diluted earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	327	329	327	329
Continuing operations	$0.84	$0.85	$1.51	$1.95
Total	$0.84	$0.85	$1.51	$1.95
Dividends declared per common share	$0.6050	$0.5425	$1.2100	$1.0850

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2018	2017	2018	2017
Net income	$298	$309	$540	$701
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	1	4	3
Other	—	—	(5)	2
Other comprehensive income (loss), net of tax	2	1	(1)	5
Comprehensive income	300	310	539	706
Less: Comprehensive income attributable to noncontrolling interests	22	31	46	61
Comprehensive income attributable to Edison International	$278	$279	$493	$645

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$99	$1,091
Receivables, less allowances of $53 and $54 for uncollectible accounts at respective dates	822	717
Accrued unbilled revenue	598	212
Inventory	252	242
Income tax receivables	132	224
Prepaid expenses	247	233
Derivative assets	85	105
Regulatory assets	860	703
Other current assets	162	202
Total current assets	3,257	3,729
Nuclear decommissioning trusts	4,294	4,440
Other investments	84	73
Total investments	4,378	4,513
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,370 and $9,355 at respective dates	39,750	38,708
Nonutility property, plant and equipment, less accumulated depreciation of $78 and $114 at respective dates	81	342
Total property, plant and equipment	39,831	39,050
Regulatory assets	5,022	4,914
Other long-term assets	332	374
Total long-term assets	5,354	5,288

Total assets	$52,820	$52,580

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Short-term debt	$300	$2,393
Current portion of long-term debt	479	481
Accounts payable	1,255	1,503
Accrued taxes	19	23
Customer deposits	291	281
Regulatory liabilities	1,341	1,121
Other current liabilities	1,237	1,266
Total current liabilities	4,922	7,068
Long-term debt	13,845	11,642
Deferred income taxes and credits	4,781	4,567
Pensions and benefits	899	943
Asset retirement obligations	2,889	2,908
Regulatory liabilities	8,659	8,614
Other deferred credits and other long-term liabilities	2,853	2,953
Total deferred credits and other liabilities	20,081	19,985
Total liabilities	38,848	38,695
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	—	19
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,537	2,526
Accumulated other comprehensive loss	(44)	(43)
Retained earnings	9,286	9,188
Total Edison International's common shareholders' equity	11,779	11,671
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Other noncontrolling interests	—	2
Total equity	13,972	13,866

Total liabilities and equity	$52,820	$52,580

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2018	2017
Cash flows from operating activities:
Net income	$540	$701
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,074	1,048
Allowance for equity during construction	(44)	(41)
Impairment and other charges	71	21
Deferred income taxes and investment tax credits	(5)	(12)
Other	35	15
Nuclear decommissioning trusts	(73)	(73)
Changes in operating assets and liabilities:
Receivables	(58)	(114)
Inventory	(14)	8
Accounts payable	(4)	34
Tax receivables and payables	90	(40)
Other current assets and liabilities	(533)	(130)
Regulatory assets and liabilities, net	204	39
Other noncurrent assets and liabilities	(66)	(18)
Net cash provided by operating activities	1,217	1,438
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $33 and $12 for respective periods	2,417	1,523
Long-term debt matured	(213)	(442)
Preference stock issued, net	—	463
Short-term debt financing, net	(2,031)	(742)
Payments for stock-based compensation	(21)	(337)
Receipts from stock option exercises	9	185
Dividends and distributions to noncontrolling interests	(60)	(62)
Dividends paid	(394)	(354)
Other	39	(11)
Net cash (used in) provided by financing activities	(254)	223
Cash flows from investing activities:
Capital expenditures	(2,159)	(1,759)
Proceeds from sale of nuclear decommissioning trust investments	1,770	3,046
Purchases of nuclear decommissioning trust investments	(1,697)	(2,973)
Proceeds from sale of SoCore Energy, net of cash acquired by buyer	78	—
Other	20	24
Net cash used in investing activities	(1,988)	(1,662)
Net decrease in cash, cash equivalents and restricted cash	(1,025)	(1)
Cash, cash equivalents and restricted cash at beginning of period	1,132	114
Cash, cash equivalents and restricted cash at end of period	$107	$113

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2018	2017	2018	2017
Operating revenue	$2,803	$2,953	$5,357	$5,409
Purchased power and fuel	1,112	1,175	2,038	1,959
Operation and maintenance	694	675	1,345	1,255
Depreciation and amortization	462	510	921	1,007
Property and other taxes	97	85	202	182
Other operating income	(1)	—	(2)	—
Total operating expenses	2,364	2,445	4,504	4,403
Operating income	439	508	853	1,006
Interest expense	(164)	(146)	(319)	(287)
Other income and expense	50	33	101	68
Income before income taxes	325	395	635	787
Income tax (benefit) expense	(2)	57	(8)	69
Net income	327	338	643	718
Less: Preferred and preference stock dividend requirements	30	31	60	62
Net income available for common stock	297	307	583	656

Consolidated Statements of Comprehensive Income		Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2018	2017	2018	2017
Net income	$327	$338	$643	$718
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1	3	2
Other	—	(1)	(5)	—
Other comprehensive income (loss), net of tax	1	—	(2)	2
Comprehensive income	$328	$338	$641	$720

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$25	$515
Receivables, less allowances of $53 for uncollectible accounts at respective dates	806	693
Accrued unbilled revenue	598	212
Inventory	252	242
Income tax receivables	237	229
Prepaid expenses	244	228
Derivative assets	85	105
Regulatory assets	860	703
Other current assets	159	160
Total current assets	3,266	3,087
Nuclear decommissioning trusts	4,294	4,440
Other investments	67	52
Total investments	4,361	4,492
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,370 and $9,355 at respective dates	39,750	38,708
Nonutility property, plant and equipment, less accumulated depreciation of $73 and $97 at respective dates	75	77
Total property, plant and equipment	39,825	38,785
Regulatory assets	5,022	4,914
Other long-term assets	215	237
Total long-term assets	5,237	5,151

Total assets	$52,689	$51,515

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Short-term debt	$300	$1,238
Current portion of long-term debt	479	479
Accounts payable	1,395	1,519
Accrued taxes	23	24
Customer deposits	291	281
Regulatory liabilities	1,341	1,121
Other current liabilities	1,093	1,225
Total current liabilities	4,922	5,887
Long-term debt	12,107	10,428
Deferred income taxes and credits	6,143	5,890
Pensions and benefits	448	483
Asset retirement obligations	2,889	2,892
Regulatory liabilities	8,659	8,614
Other deferred credits and other long-term liabilities	2,575	2,649
Total deferred credits and other liabilities	20,714	20,528
Total liabilities	37,743	36,843
Commitments and contingencies (Note 12)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	676	671
Accumulated other comprehensive loss	(21)	(19)
Retained earnings	9,878	9,607
Total common shareholder's equity	12,701	12,427
Preferred and preference stock	2,245	2,245
Total equity	14,946	14,672

Total liabilities and equity	$52,689	$51,515

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2018	2017
Cash flows from operating activities:
Net income	$643	$718
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,069	1,042
Allowance for equity during construction	(44)	(41)
Deferred income taxes and investment tax credits	12	193
Other	29	8
Nuclear decommissioning trusts	(73)	(73)
Changes in operating assets and liabilities:
Receivables	(67)	(117)
Inventory	(15)	8
Accounts payable	(35)	22
Tax receivables and payables	(9)	(37)
Other current assets and liabilities	(381)	(113)
Regulatory assets and liabilities, net	204	39
Other noncurrent assets and liabilities	(21)	(123)
Net cash provided by operating activities	1,312	1,526
Cash flows from financing activities:
Long-term debt issued or remarketed, net of discount and issuance costs of $28 and $9 for the respective periods	1,872	1,126
Long-term debt matured	(198)	(441)
Preference stock issued, net	—	463
Short-term debt financing, net	(940)	(550)
Payments for stock-based compensation	(8)	(71)
Receipt from stock option exercises	3	39
Dividends paid	(484)	(444)
Other	2	(21)
Net cash provided by financing activities	247	101
Cash flows from investing activities:
Capital expenditures	(2,141)	(1,722)
Proceeds from sale of nuclear decommissioning trust investments	1,770	3,046
Purchases of nuclear decommissioning trust investments	(1,697)	(2,973)
Other	20	22
Net cash used in investing activities	(2,048)	(1,627)
Net decrease in cash, cash equivalents and restricted cash	(489)	—
Cash, cash equivalents and restricted cash at beginning of period	515	40
Cash, cash equivalents and restricted cash at end of period	$26	$40

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE") and Edison Energy Group, Inc. ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for subsidiaries engaged in competitive business opportunities, including Edison Energy, LLC ("Edison Energy") which provides energy services to commercial and industrial customers. Edison Energy Group's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
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
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six- month period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.
The December 31, 2017 financial statement data was derived from audited financial statements, but does not include all disclosures required by GAAP.
Effective January 1, 2018, Edison International and SCE adopted several accounting standards retrospectively. Prior year financial statements have been reclassified and updated to reflect the retrospective application of these standards as applicable. For further information, see "New Accounting Guidance" below.
Sale of SoCore Energy
On February 28, 2018, Edison International agreed to sell SoCore Energy LLC ("SoCore Energy"), a subsidiary of Edison Energy Group, to a third party, subject to the completion of closing conditions, which were satisfied on April 16, 2018. As a result, the assets and liabilities of SoCore Energy were not reflected in the June 30, 2018 consolidated Edison International balance sheet and Edison International recognized a pre-tax loss of $63 million ($46 million after-tax) for the six months ended June 30, 2018.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Money market funds	$57	$1,024	$—	$483

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Book balances reclassified to accounts payable	$16	$64	$16	$63
Edison International's restricted cash at June 30, 2018 and December 31, 2017 was $8 million and $41 million, respectively. Restricted cash at December 31, 2017 primarily relates to funds held by SoCore Energy and its consolidated affiliates pursuant to project financing or purchase agreements, most of which lapsed during six months ended June 30, 2018. As a result of the sale of SoCore Energy, the assets and liabilities of SoCore Energy were not included in the June 30, 2018 consolidated Edison International balance sheet as discussed above.
The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	June 30, 2018	December 31, 2017
Edison International:
Cash and cash equivalents	$99	$1,091
Short-term restricted cash [1]	1	40
Long-term restricted cash [2]	7	1
Total cash, cash equivalents, and restricted cash	$107	$1,132
SCE:
Cash and cash equivalents	$25	$515
Short-term restricted cash[1]	1	—
Total cash, cash equivalents, and restricted cash	$26	$515

[1]	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.

[2]	Reflected in "Other long-term assets" on Edison International's consolidated balance sheets.
Revenue Recognition
During the first six months of 2018, pending the outcome of the 2018 GRC decision, SCE recognized GRC-related revenue based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and the impact of Tax Reform. The amounts billed to customers for the first six months of 2018 were based on the 2017 authorized revenue requirement and a regulatory liability has been established to record the associated adjustments. See Note 11 for further details. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2018 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2018. SCE cannot predict the revenue requirement the CPUC will authorize or provide assurance on the timing of a final decision. In December 2017, the FERC issued an order setting the effective date of SCE's new FERC formula rate as of January 1, 2018, subject to settlement procedures and refund. Pending resolution of the FERC formula rate proceeding, SCE is recognizing revenue based on the FERC formula rate adjusted for the impact of Tax Reform and other adjustments.

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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2018	2017	2018	2017
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$276	$278	$494	$640
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$276	$278	$494	$640
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$0.85	$0.85	$1.52	$1.96
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$276	$278	$494	$640
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$276	$278	$494	$640
Income impact of assumed conversions	—	—	—	—
Income from continuing operations available to common shareholders and assumed conversions	$276	$278	$494	$640
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	1	3	1	3
Adjusted weighted average shares – diluted	327	329	327	329
Diluted earnings per share – continuing operations	$0.84	$0.85	$1.51	$1.95
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 6,223,964 and 1,327,310 shares of common stock for the three months ended June 30, 2018 and 2017, respectively, and 6,223,964 and 1,370,200 shares for the six months ended June 30, 2018 and 2017, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
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
In August and November 2016, the FASB issued two accounting standards updates to clarify the presentation and classification of certain cash receipts and payments in the statement of cash flows and to require restricted cash to be presented with cash and cash equivalents in the statement of cash flows. Edison International and SCE adopted these standards effective January 1, 2018, using the retrospective approach. The adoption of these standards did not have a material impact on Edison International's and SCE's consolidated statement of cash flows.
In March 2017, the FASB issued an accounting standards update on the presentation of the components of net periodic benefit cost for an entity's defined benefit pension and other postretirement plans. Edison International and SCE adopted this guidance retrospectively with respect to the income statement presentation requirement and prospectively for the capitalization requirement, effective January 1, 2018. The adoption of this standard did not have a material impact on Edison International's and SCE's consolidated financial statements, but did result in the separate presentation of service costs as an operating expense and non-service costs within other income and expenses and the limitation of the capitalization of benefit costs to the service cost component. During the three and six months ended June 30, 2017, non-service costs (benefits) totaled $1 million and $(7) million, respectively, for Edison International and $(9) million and $(18) million, respectively, for SCE, which were reclassified from "Operation and maintenance" to "Other income and expenses." See Note 9 and Note 14 for further details.
Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued an accounting standards update related to lease accounting and further amended the standard in 2018. The new guidance is effective January 1, 2019. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees will need to recognize leases on the balance sheet as a right-of-use asset and a related lease liability, and classify the leases as either operating or finance. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustments, such as initial direct costs. Edison International's operating leases will result in straight-line expense while finance leases will result in a higher initial expense pattern due to the interest component. SCE, as a regulated entity, is permitted to continue to recognize expense using the timing that conforms to the regulatory rate treatment. In accordance with the new guidance, Edison International and SCE will elect to exclude from the balance sheet short-term contracts of one year or less. In addition, Edison International and SCE will elect the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs and are currently evaluating the impact of an optional transition method to not restate periods prior to the adoption date. Although permitted, Edison International and SCE have elected not to adopt this guidance prior to January 1, 2019. The adoption of this standard will increase right-of-use assets and lease liabilities in Edison International's and SCE's consolidated balance sheets. Edison International and SCE are currently implementing a new lease accounting system and are evaluating the impact this standard will have quantitatively on the consolidated balance sheets and the lease disclosures.
The FASB issued an accounting standards update related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses. Edison International and SCE are currently evaluating the impact of this new guidance.
In January 2017, the FASB issued an accounting standards update to simplify the accounting for goodwill impairment. This accounting standards update changes the procedural steps to apply the goodwill impairment test. After the adoption of this accounting standards update, a goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Edison International will apply this guidance to goodwill impairment tests beginning in 2020.
In February 2018, the FASB issued an accounting standards update to provide entities an election to reclassify stranded tax effects resulting from Tax Reform from accumulated other comprehensive income to retained earnings. The new guidance is effective January 1, 2019, with early adoption permitted. Stranded tax effects originated in December 2017 when deferred taxes were re-measured at the lower federal corporate tax rate with the impact included in operating income but the tax effects of items within accumulated other comprehensive income were not similarly adjusted. Edison International and SCE will adopt this guidance on January 1, 2019 and reclassify stranded tax effects from accumulated other comprehensive income to retained earnings in the period of adoption. The adoption of the standard is not expected to have a material impact on Edison International's and SCE's consolidated financial statements.
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the six months ended June 30, 2018:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866
Net income	—	—	494	494	(11)	60	543
Other comprehensive income	—	4	—	4	—	—	4
Cumulative effect of accounting changes[1]	—	(5)	10	5	—	—	5
Contributions from tax equity investor	—	—	—	—	24	—	24
Common stock dividends declared ($1.2100 per share)	—	—	(394)	(394)	—	—	(394)
Dividends to noncontrolling interests	—	—	—	—	—	(60)	(60)
Stock-based compensation	—	—	(12)	(12)	—	—	(12)
Noncash stock-based compensation	11	—	—	11	—	—	11
Deconsolidation of SoCore Energy	—	—	—	—	(15)	—	(15)
Balance at June 30, 2018	$2,537	$(44)	$9,286	$11,779	$—	$2,193	$13,972

[1]
Edison International recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards updates on revenue recognition and measurement of financial instruments.

The following table provides Edison International's changes in equity for the six months ended June 30, 2017:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$2,191	$14,187
Net income	—	—	640	640	62	702
Other comprehensive income	—	5	—	5	—	5
Common stock dividends declared ($1.0850 per share)	—	—	(354)	(354)	—	(354)
Dividends to noncontrolling interests	—	—	—	—	(62)	(62)
Stock-based compensation	—	—	(151)	(151)	—	(151)
Noncash stock-based compensation	10	—	—	10	—	10
Issuance of preference stock	—	—	—	—	463	463
Balance at June 30, 2017	$2,515	$(48)	$9,679	$12,146	$2,654	$14,800

The following table provides SCE's changes in equity for the six months ended June 30, 2018:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,168	$671	$(19)	$9,607	$2,245	$14,672
Net income	—	—	—	643	—	643
Other comprehensive income	—	—	3	—	—	3
Cumulative effect of accounting change[1]	—	—	(5)	5	—	—
Dividends declared on common stock	—	—	—	(312)	—	(312)
Dividends declared on preferred and preference stock	—	—	—	(60)	—	(60)
Stock-based compensation	—	—	—	(5)	—	(5)
Noncash stock-based compensation	—	5	—	—	—	5
Balance at June 30, 2018	$2,168	$676	$(21)	$9,878	$2,245	$14,946

[1]
SCE recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on measurement of financial instruments.

The following table provides SCE's changes in equity for the six months ended June 30, 2017:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,168	$657	$(20)	$9,433	$2,245	$14,483
Net income	—	—	—	718	—	718
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(382)	—	(382)
Dividends declared on preferred and preference stock	—	—	—	(62)	—	(62)
Stock-based compensation	—	—	—	(33)	—	(33)
Noncash stock-based compensation	—	6	—	—	—	6
Issuance of preference stock	—	(12)	—	—	475	463
Balance at June 30, 2017	$2,168	$651	$(18)	$9,674	$2,720	$15,195

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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to its involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its California Public Utilities Commission ("CPUC")-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2017 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,575MW and 4,900 MW at June 30, 2018 and 2017, respectively, and the amounts that SCE paid to these projects were $99 million and $106 million for the three months ended June 30, 2018 and 2017, respectively, and $239 million and $246 million for six months ended June 30, 2018 and 2017, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
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
The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of June 30, 2018 and December 31, 2017, consisted of investments of $400 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended June 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2018
Dividend income	*	$5	$4	$5	$4	$6
Dividend distributions	*	5	4	5	4	6
2017
Dividend income	$6	$5	$4	$5	$4	$—
Dividend distributions	6	5	4	5	4	—

	Six months ended June 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2018
Dividend income	*	$10	$8	$9	$8	$12
Dividend distributions	*	10	8	9	8	12
2017
Dividend income	$13	$10	$8	$9	$8	$—
Dividend distributions	13	10	8	9	8	—
* Not applicable
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2018 and December 31, 2017, nonperformance risk was not material for Edison International and SCE.
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

The fair value of SCE's over-the-counter derivative contracts is determined using an income approach. SCE uses standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from exchanges (Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges, or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$40	$52	$(4)	$88
Other	12	21	—	—	33
Nuclear decommissioning trusts:
Stocks[2]	1,527	—	—	—	1,527
Fixed Income[3]	1,021	1,679	—	—	2,700
Short-term investments, primarily cash equivalents	130	60	—	—	190
Subtotal of nuclear decommissioning trusts[4]	2,678	1,739	—	—	4,417
Total assets	2,690	1,800	52	(4)	4,538
Liabilities at fair value
Derivative contracts	—	10	—	(6)	4
Total liabilities	—	10	—	(6)	4
Net assets	$2,690	$1,790	$52	$2	$4,534

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$9	$102	$(1)	$110
Other	495	—	—	—	495
Nuclear decommissioning trusts:
Stocks[2]	1,596	—	—	—	1,596
Fixed Income[3]	1,065	1,665	—	—	2,730
Short-term investments, primarily cash equivalents	101	72	—	—	173
Subtotal of nuclear decommissioning trusts[4]	2,762	1,737	—	—	4,499
Total assets	3,257	1,746	102	(1)	5,104
Liabilities at fair value
Derivative contracts	—	2	1	(2)	1
Total liabilities	—	2	1	(2)	1
Net assets	$3,257	$1,744	$101	$1	$5,103

[1]	Represents the netting of assets and liabilities under master netting agreements and cash collateral.

[2]	Approximately 71% and 69% of SCE's equity investments were in companies located in the United States at June 30, 2018 and December 31, 2017, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $112 million and $102 million at June 30, 2018 and December 31, 2017, respectively.

[4]
Excludes net payables of $123 million and $59 million at June 30, 2018 and December 31, 2017, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $57 million and $541 million at June 30, 2018 and December 31, 2017, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Fair value of net assets (liabilities) at beginning of period	$81	$(1,166)	$101	$(1,089)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(29)	11	(49)	(66)
Contract amendment[2]	—	143	—	143
Fair value of net assets (liabilities) at end of period[3]	$52	$(1,012)	$52	$(1,012)
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$7	$(12)	$7	$(97)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Congestion revenue rights
June 30, 2018	$52	$—	Auction prices	CAISO CRR auction prices	$(5.49) - $8.79
December 31, 2017	102	—	Auction prices	CAISO CRR auction prices	$(9.41) - $8.66
Level 3 Fair Value Sensitivity
For CRRs, increases or decreases in CAISO auction price would result in higher or lower fair value, respectively.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	June 30, 2018		December 31, 2017
(in millions)	Carrying Value[1]	Fair Value	Carrying Value[1]	Fair Value
Edison International	$14,324	$14,821	$12,123	$13,760
SCE	12,586	13,124	10,907	12,547

[1]	Carrying value is net of debt issuance costs.
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
During the first quarter of 2018, SCE issued $450 million of 2.90% first and refunding mortgage bonds due 2021, $400 million of 3.65% first and refunding mortgage bonds due 2028 and $400 million of 4.125% first and refunding mortgage bonds due 2048. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes.
In June 2018, SCE issued $300 million of 3.40% first and refunding mortgage bonds due 2023 and $350 million of 4.125% first and refunding mortgage bonds due 2048. The proceeds from these bonds were used to repay commercial paper borrowings and for general corporate purposes.
Credit Agreements and Short-Term Debt
In May 2018, SCE and Edison International Parent amended their multi-year revolving credit facilities to increase the facilities to $3.0 billion and $1.5 billion from $2.75 billion and $1.25 billion, respectively. Both facilities mature in May 2023 and each has two 1-year extension options. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At June 30, 2018, SCE's outstanding commercial paper, net of discount, was $300 million at a weighted-average interest rate of 2.32%. At June 30, 2018, letters of credit issued under SCE's credit facility aggregated $104 million, substantially all of which are scheduled to expire in twelve months or less. At December 31, 2017, the outstanding commercial paper, net of discount, was $738 million at a weighted-average interest rate of 1.75%. In December 2017, SCE borrowed $500 million from the credit facility. The interest rate on this loan was 2.46% on December 31, 2017. In January 2018, SCE repaid its $500 million borrowing with cash on hand.
At June 30, 2018, Edison International Parent had no outstanding commercial paper. At December 31, 2017, the outstanding commercial paper, net of discount, was $639 million at a weighted-average interest rate of 1.70%. In December 2017, Edison International Parent borrowed $500 million from the credit facility. The interest rate on this loan was 2.56% on December 31, 2017. In January 2018, Edison International Parent repaid its $500 million borrowing with cash on hand.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $3 million and $1 million as of June 30, 2018 and December 31, 2017, respectively, for which SCE has posted no collateral and less than $1 million collateral at June 30, 2018 and December 31, 2017, respectively, to its counterparties for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2018, SCE would be required to post $5 million of additional collateral of which $1 million is related to outstanding payables that are net of collateral already posted.
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

	June 30, 2018
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$89	$3	$92	$10	$—	$10	$82
Gross amounts offset in the consolidated balance sheets	(4)	—	(4)	(4)	—	(4)	—
Cash collateral posted	—	—	—	(2)	—	(2)	2
Net amounts presented in the consolidated balance sheets	$85	$3	$88	$4	$—	$4	$84

	December 31, 2017
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$106	$5	$111	$3	$—	$3	$108
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted	—	—	—	(1)	—	(1)	1
Net amounts presented in the consolidated balance sheets	$105	$5	$110	$1	$—	$1	$109

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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Realized losses	$(8)	$(3)	$(20)	$(5)
Unrealized (losses) gains	(12)	6	(26)	(80)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2018	December 31, 2017
Electricity options, swaps and forwards	GWh	2,015	475
Natural gas options, swaps and forwards	Bcf	141	143
Congestion revenue rights	GWh	48,673	78,765
Note 7.    Revenue
Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.
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
CPUC and FERC rates decouple authorized revenue from the volume of electricity sales and the price of energy procured so that SCE receives revenue equal to amounts authorized by the relevant regulatory agencies. As a result, the volume of electricity sold to customers and specific customer classes does not have a direct impact on SCE's financial results. SCE's revenue is disaggregated by two revenue sources:

•
Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission, and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes, and a return consistent with the capital structure. Also, included in earnings activities are revenues or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.

•
Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), and certain operation and maintenance expenses. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended June 30, 2018			Three months ended June 30, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers	$1,534	$1,146	$2,680	*	*	*
Alternative revenue programs and other operating revenue	1	122	123	*	*	*
Total operating revenue	$1,535	$1,268	$2,803	$1,584	$1,369	$2,953
* As discussed in Note 1, prior period amounts have not been adjusted under the modified retrospective method.

	Six months ended June 30, 2018			Six months ended June 30, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers	$3,070	$2,338	$5,408	*	*	*
Alternative revenue programs and other operating revenue	(22)	(29)	(51)	*	*	*
Total operating revenue	$3,048	$2,309	$5,357	$3,136	$2,273	$5,409
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
For SCE's electricity sales for non-residential customers, SCE satisfies the performance obligation of delivering electricity over time as the customers simultaneously receive and consume the delivered electricity. Since SCE has a right to invoice an amount that corresponds to the value of the delivered electricity mandated in the tariff rates established by the CPUC and FERC, SCE is eligible for and has elected the right-to-invoice practical expedient to recognize revenue for tariff sales in the amount for which SCE has a right to invoice. This is consistent with how SCE recognized revenue for tariff sales prior to the adoption of the new standard.
Energy sales for residential customers are typically on a month-to-month implied contract for transmission, distribution and generation services, while commercial and other non-residential customer contracts can extend up to 20 years. Revenue is recognized over time as the energy is supplied and delivered to its customers and the respective revenue is billed and paid on a monthly basis.

Sales and Use Taxes
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. Revenue is reflected in "Revenue from contracts with customers" in 2018 (see table above) and in "Operating revenue" in 2017 and expenses are reflected in "Operation and maintenance." SCE's franchise fees billed to customers were $29 million and $28 million for the three months ended June 30, 2018 and 2017, respectively, and $57 million for each of the six months ended June 30, 2018 and 2017. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
Provision of Electrical Transmission Services and Other Revenue from Contracts with Customers
SCE also provides services to non-residential customers that include the use of SCE's owned transmission lines to transmit electricity from generation facilities to the grid and provide the use of SCE-owned facilities to connect to the grid. SCE contracts with its customers through contracts that are on a month to month basis. The contract pricing for the use of SCE's transmission lines is mandated by tariff rates approved by either the CPUC or FERC, as applicable. Revenue is recognized over time as the services are provided. The revenue is billed and paid monthly.
SCE also earns an immaterial amount of revenue through telecommunication services and the sale of excess energy to customers.
The estimated revenue expected to be recognized in the future related to SCE's performance obligations that are not completed (or partially completed) at June 30, 2018 is immaterial.
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
Other Alternative Revenue Programs
The CPUC and FERC have authorized additional, alternative revenue programs which adjust billings for the effects of broad external factors or to compensate SCE for demand-side management initiatives and provide for incentive awards if SCE achieves certain objectives. These alternative revenue programs allow SCE to recover costs that SCE has been authorized to pass on to customers, including costs to purchase electricity and natural gas, and to fund public purpose, demand response, and customer energy efficiency programs. In general, revenue is recognized for these alternative revenue programs at the time the costs are incurred and, for incentive-based programs, at the time the awards are approved by the CPUC. SCE begins recognizing revenues for these programs when a program has been established by an order from either the CPUC or FERC that allows for automatic adjustment of future rates, the amount of revenue for the period is objectively determinable and probable of recovery and the revenue will be collected within 24 months following the end of the annual period.

SCE's Contract Balances
The following table provides information about SCE's receivables, accrued unbilled revenue and contract liabilities related to contracts from customers:

(in millions)	June 30, 2018	December 31, 2017
Receivables:
Billed revenue	$693	$613
Accrued unbilled revenues	598	212
Total receivables	$1,291	$825
Contract liabilities[1]	$20	$20

[1]	Contract liabilities are included in "Other current liabilities" and "Other deferred credits and long-term liabilities" on the consolidated balance sheets.
SCE's contract receivables are shown above, gross of allowance for uncollectible accounts. Activities in the allowance for doubtful accounts for SCE's contracts with customers were as follows:

(in millions)	2018
Balance at January 1,	$36
Charged to costs and expenses	12
Write-offs	(12)
Balance at June 30,	$36
SCE's contract liabilities primarily relate to cash advances received from customers for executory services related to the use of SCE's operating assets. Revenue is recognized monthly as the services are provided.
The following table provides a summary of significant changes in SCE's contract liabilities:

(in millions)	2018
Balance at January 1,	$20
Additions	25
Revenue recognized during the period	(25)
Balance at June 30,	$20

Note 8.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Edison International:
Income from continuing operations before income taxes	$289	$335	$500	$687
Provision for income tax at federal statutory rate of 21% and 35%, respectively [1]	61	117	105	241
Increase in income tax from:
State tax, net of federal benefit	—	6	(5)	16
Property-related[2]	(69)	(83)	(138)	(196)
Change related to uncertain tax positions	—	(6)	—	(18)
Shared-based compensation[3]	—	(3)	—	(46)
Other	(1)	(5)	(2)	(11)
Total income tax (benefit) expense from continuing operations	$(9)	$26	$(40)	$(14)
Effective tax rate	(3.1)%	7.8%	(8.0)%	(2.0)%
SCE:
Income from continuing operations before income taxes	$325	$395	$635	$787
Provision for income tax at federal statutory rate of 21% and 35%, respectively[1]	68	138	133	275
Increase in income tax from:
State tax, net of federal benefit	3	9	4	22
Property-related[2]	(69)	(83)	(138)	(196)
Change related to uncertain tax positions	—	—	(1)	(11)
Shared-based compensation[3]	—	(1)	—	(9)
Other	(4)	(6)	(6)	(12)
Total income tax (benefit) expense from continuing operations	$(2)	$57	$(8)	$69
Effective tax rate	(0.6)%	14.4%	(1.3)%	8.8%

[1]	Tax Reform reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
2 In March 2017, SCE received the final decision on claims against, and counterclaims of, Mitsubishi Heavy Industries, Inc. and related companies (together, "MHI") from the arbitration tribunal, the International Chamber of Commerce. With the resolution of the insurance claim against Nuclear Electric Insurance Limited ("NEIL") in October 2015 and the conclusion of the arbitration proceeding against MHI, a tax abandonment loss of $691 million and $1.13 billion for federal and state income tax purposes, respectively, was claimed in the first six months of 2017, resulting in a flow-through tax benefit of approximately $39 million, impacting the 2017 effective tax rate.
3 Includes state taxes for Edison International and SCE of $4 million and $1 million, respectively, for the three months ended June 30, 2017 and $10 million and $2 million, respectively, for the six months ended June 30, 2017.

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
Unrecognized Tax Benefits
 The following table provides a reconciliation of unrecognized tax benefits:

	Edison International		SCE
(in millions)	2018	2017	2018	2017
Balance at January 1,	$432	$471	$331	$371
Tax positions taken during the current year:
Increases	21	20	21	20
Tax positions taken during a prior year:
Increases	—	3	—	3
Decreases	(7)	—	(7)	—
Decreases for settlements during the period[1]	—	(83)	—	(78)
Balance at June 30,	$446	$411	$345	$316
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
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2014 – 2016 and 2010 – 2016, respectively. Edison International has settled all open tax positions with the IRS for taxable years prior to 2013.
Edison International expects to receive a final settlement for tax years 1994 – 2006 from the California Franchise Tax Board by year end 2018. Upon receipt of this settlement, SCE expects to update its assessment of uncertain tax positions. Tax years 2007 – 2009 are currently under protest with the California Franchise Tax Board.

Note 9.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $23 million during the six months ended June 30, 2018, which includes contributions of $14 million by SCE. Edison International expects to make contributions of $43 million during the remainder of 2018, which includes $36 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
Net periodic pension expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017 [3]	2018	2017 [3]
Edison International:
Service cost	$32	$36	$64	$72
Non-service cost
Interest cost	35	41	70	82
Expected return on plan assets	(56)	(53)	(113)	(106)
Settlement costs[1]	—	8	—	8
Amortization of prior service cost	—	1	1	2
Amortization of net loss[2]	2	5	4	10
Regulatory adjustment (deferred)	3	(3)	5	(6)
Total non-service cost	(16)	(1)	(33)	(10)
Total expense recognized	$16	$35	$31	$62
SCE:
Service cost	$31	$35	$62	$70
Non-service cost
Interest cost	32	37	64	74
Expected return on plan assets	(54)	(50)	(107)	(100)
Amortization of prior service cost	—	1	1	2
Amortization of net loss[2]	2	4	3	8
Regulatory adjustment (deferred)	3	(3)	5	(6)
Total non-service cost	(17)	(11)	(34)	(22)
Total expense recognized	$14	$24	$28	$48

[1]
Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. Lump-sum payments made in April 2017 to Edison International executives retiring in 2016 from the Executive Retirement Plan exceeded the estimated service and interest costs, resulting in a partial settlement of that plan. A settlement loss of approximately $8 million ($5 million after-tax) was recorded at Edison International in the second quarter of 2017.

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $2 million, respectively, for the three months ended June 30, 2018, and $4 million and $3 million, respectively, for the six months ended June 30, 2018. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended June 30, 2017, and $5 million and $3 million, respectively, for the six months ended June 30, 2017.

[3]
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

Postretirement Benefits Other Than Pensions ("PBOP(s)")
Edison International made contributions of $6 million during the six months ended June 30, 2018 and expects to make an additional $6 million of contributions during the remainder of 2018, substantially all of which are expected to be made by SCE. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Under the terms of the Edison International Health and Welfare Benefit Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP Plan benefits with respect to its employees and former employees. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.
Net periodic PBOP expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017 [1]	2018	2017 [1]
Edison International:
Service cost	$10	$9	$19	$18
Non-service cost
Interest cost	21	24	42	48
Expected return on plan assets	(30)	(27)	(60)	(54)
Amortization of prior service cost	(1)	(1)	(1)	(2)
Total non-service cost	(10)	(4)	(19)	(8)
Total expense	$—	$5	$—	$10
SCE:
Service cost	$10	$9	$19	$18
Non-service cost
Interest cost	21	24	42	48
Expected return on plan assets	(30)	(27)	(60)	(54)
Amortization of prior service cost	(1)	(1)	(1)	(2)
Total non-service cost	(10)	(4)	(19)	(8)
Total expense	$—	$5	$—	$10

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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Stocks	—	*	$236	$1,527	$1,596
Municipal bonds	2057	650	643	753	768
U.S. government and agency securities	2067	1,214	1,235	1,281	1,319
Corporate bonds	2057	623	579	666	643
Short-term investments and receivables/payables[1]	One-year	65	110	67	114
Total		$2,552	$2,803	$4,294	$4,440

*
Effective January 1, 2018, SCE adopted an accounting standards update related to the classification and measurement of financial instruments in which equity investments are measured at fair value. See Note 1 for further information.

[1]
Short-term investments include $47 million and $29 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by July 2, 2018 and January 2, 2018 as of June 30, 2018 and December 31, 2017, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion and $1.6 billion at June 30, 2018 and December 31, 2017, respectively, and other-than-temporary impairments of $159 million and $143 million at the respective periods.
Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains at June 30, 2018 were $370 million. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.9 billion at June 30, 2018.
For the three months ended June 30, 2018 and 2017, gross realized gains were $26 million and $13 million, respectively. Gross realized losses were $2 million for the three months ended June 30, 2018 and there were no gross realized losses for the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, gross realized gains were $87 million and $112 million, respectively, and gross realized losses were $10 million and $16 million respectively. Unrealized losses, net of gains, for equity securities were $5 million and unrealized gains, net of losses, for equity securities were $59 million for the three months ended June 30, 2018 and 2017, respectively. Unrealized losses, net of gains, for equity securities were $68 million and unrealized gains, net of losses, for equity securities were $79 million for the six months ended June 30, 2018 and 2017. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2018	December 31, 2017
Current:
Regulatory balancing accounts	$642	$484
Power contracts and energy derivatives	203	203
Other	15	16
Total current	860	703
Long-term:
Deferred income taxes, net of liabilities	3,306	3,143
Pensions and other postretirement benefits	265	271
Power contracts and energy derivatives	741	799
Unamortized investments, net of accumulated amortization	117	123
San Onofre[1]	72	72
Unamortized loss on reacquired debt	160	168
Regulatory balancing accounts	175	143
Environmental Remediation	137	144
Other	49	51
Total long-term	5,022	4,914
Total regulatory assets	$5,882	$5,617

[1]
In accordance with the Revised San Onofre Settlement Agreement, SCE wrote down the San Onofre regulatory asset. SCE has requested to apply $72 million of the U.S. Department of Energy ("DOE") proceeds, currently reflected as a regulatory liability in the DOE litigation memorandum account, against the remaining San Onofre regulatory asset. See Note 12 for further information.

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2018	December 31, 2017
Current:
Regulatory balancing accounts	$1,004	$1,009
Energy derivatives	50	74
San Onofre[1]	96	5
Other[2]	191	33
Total current	1,341	1,121
Long-term:
Costs of removal	2,804	2,741
Re-measurement of deferred taxes	2,815	2,892
Recoveries in excess of ARO liabilities[3]	1,438	1,575
Regulatory balancing accounts	1,539	1,316
Other postretirement benefits	26	26
Other	37	64
Total long-term	8,659	8,614
Total regulatory liabilities	$10,000	$9,735

[1]
During the six months ended June 30, 2018, SCE recorded San Onofre revenue based on the Prior San Onofre Settlement Agreement. As a result of the Revised San Onofre Settlement Agreement, SCE recorded a regulatory liability pending the CPUC approval of the agreement. See Note 12 for additional information.

[2]
During the six months ended June 30, 2018, SCE recorded CPUC revenue based on the 2017 authorized revenue requirements adjusted for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC. SCE recorded a regulatory liability primarily associated with these adjustments.

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

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	June 30, 2018	December 31, 2017
Asset (liability)
Energy resource recovery account	$452	$464
New system generation balancing account	(190)	(197)
Public purpose programs and energy efficiency programs	(1,270)	(1,145)
Tax accounting memorandum account and pole loading balancing account	4	(259)
Base revenue requirement balancing account	(500)	(200)
DOE litigation memorandum account	(191)	(156)
Greenhouse gas auction revenue	140	(22)
FERC balancing accounts	(220)	(205)
Catastrophic event memorandum account	109	102
Other	(60)	(80)
Liability	$(1,726)	$(1,698)

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
Southern California Wildfires
In December 2017, several wind-driven wildfires (the "December 2017 Wildfires") impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to the most recent California Department of Forestry and Fire Protection ("Cal Fire") incident information reports, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in one fatality. As of June 30, 2018, SCE had incurred approximately $77 million of capital expenditures related to restoration of service resulting from the December 2017 Wildfires and the Montecito Mudslides.
Determining wildfire origin and cause is often a complex and time-consuming process, and several investigations into the facts and circumstances of the Thomas Fire are believed to be ongoing. SCE has been advised that the origins and causes of the fire are being investigated by Cal Fire and the Ventura County Fire Department. In connection with its investigation of the Thomas Fire, Cal Fire has removed and retained certain of SCE's equipment that was located near suspected ignition points of the fire. SCE expects that the Ventura County Fire Department and/or Cal Fire will ultimately issue reports concerning the origins and causes of the Thomas Fire but cannot predict when these reports will be released. The CPUC's SED is also conducting an investigation to assess the compliance of SCE and its facilities with applicable rules and regulations in areas impacted by the Thomas Fire. In addition, as it does in all wildfire matters in which its facilities may or are alleged to be involved, SCE is conducting its own review of the Thomas Fire. SCE's internal review of the Thomas Fire is complex and examines various matters including the number of ignition points, the location of those ignition points, fire progression and the attribution of damages to fires potentially ignited at separate ignition points. Due to these complexities, SCE cannot predict when its own review, or the investigations of Cal Fire, the Ventura County Fire Department or the SED, will be completed.

The extent of potential liability for December 2017 Wildfire-related damages depends on a number of factors, including whether SCE substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. Certain California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in November 2017, the CPUC issued a decision denying SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that SDG&E did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. In July 2018, the CPUC denied both SDG&E's application for rehearing on its cost recovery request and a joint application for rehearing filed by SCE and PG&E limited to the applicability of inverse condemnation principles in the same proceeding.
When inverse condemnation is held to be applicable to a utility, the utility may be held strictly liable for property damages and associated interest and attorneys' fees. If inverse condemnation is held to be inapplicable to SCE in connection with the December 2017 Wildfires, SCE could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's alleged negligence. If SCE is found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, medical expenses and personal injury/wrongful death claims. These potential liabilities, in the aggregate, could be material. Additionally, SCE could potentially be subject to fines for alleged violations of CPUC rules and laws in connection with the December 2017 Wildfires.
SCE is aware of multiple lawsuits filed related to the Thomas Fire naming SCE as a defendant. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. By order of the Chair of the California Judicial Council, the lawsuits are being coordinated in the Los Angeles Superior Court. SCE expects to be the subject of additional lawsuits related to the Thomas Fire. The litigation could take a number of years to be resolved because of the complexity of the matters.
Additionally, in July 2018, a derivative lawsuit for breach of fiduciary duties and unjust enrichment was filed in the Los Angeles Superior Court against certain current and former members of the Boards of Directors of Edison International and SCE (collectively, the "Individual Defendants"). Edison International and SCE are identified as nominal defendants in that action. The derivative lawsuit generally alleges that the Individual Defendants violated their fiduciary duties by causing or allowing SCE to operate in an unsafe manner in violation of relevant regulations, resulting in substantial liability and damage from the December 2017 Wildfires and the Montecito Mudslides.
Given the ongoing uncertainty as to the causes of the Thomas Fire, the complexity of several potential ignition points, and the potential for separate damages to be attributable to fires ignited at separate ignition points, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred, but such losses may be material.
For events that occurred in 2017, principally the December 2017 Wildfires, SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period. Should responsibility for a significant portion of the damages related to the December 2017 Wildfires be attributed to SCE, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover its uninsured damages through electric service rates if, for example, the CPUC finds that the damages were incurred because SCE did not prudently manage its facilities.
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

Current Wildfire Insurance Coverage
SCE has approximately $1 billion of wildfire-specific insurance coverage for events that may occur during the period June 1, 2018 through December 30, 2018 and approximately $940 million of wildfire-specific insurance coverage for events that may occur during the period December 31, 2018 through May 31, 2019. SCE may obtain additional wildfire insurance for these time periods in the future. SCE's insurance coverage for wildfire-related claims is subject to a self-insured retention of $10 million per occurrence. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period or in the event of an exceptionally large wildfire.
SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the December 2017 Wildfires. SCE has requested approval from the CPUC for regulatory mechanisms to track and recover wildfire insurance premiums in excess of the amounts that are ultimately approved in a 2018 GRC decision.
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
Of the lawsuits mentioned above, several allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Some of the Montecito Mudslides lawsuits also name Edison International as a defendant. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. By order of the Chair of the California Judicial Council, the Thomas Fire and Montecito Mudslides lawsuits are being coordinated in the Los Angeles Superior Court. SCE expects that additional lawsuits related to the Montecito Mudslides will be filed.
In the event that SCE is determined to have liability for damages caused by the Thomas Fire, SCE cannot predict whether the courts will conclude that the Montecito Mudslides were caused by the Thomas Fire or that SCE is liable for damages caused by the Montecito Mudslides. As a result, Edison International and SCE are currently unable to predict the outcome of the claims made against SCE and Edison International or reasonably estimate a range of losses that may be incurred. If it is determined that the Montecito Mudslides were caused by the Thomas Fire and that SCE is liable for damages caused by the Montecito Mudslides, then SCE's insurance coverage for such damages may be limited to its wildfire insurance. In January 2018, SCE also had other general liability insurance coverage of approximately $450 million but it is uncertain whether these other policies would apply to liabilities alleged to be related to the Montecito Mudslides. Additionally, if SCE is determined to be liable for a significant portion of costs associated with the Montecito Mudslides, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover its uninsured damages through electric service rates if, for example, the CPUC finds that the damages were incurred because SCE did not prudently manage its facilities.
If it is ultimately determined that SCE is legally responsible for damages caused by the Montecito Mudslides and inverse condemnation is held to be applicable to SCE, SCE may be held liable for resulting property damages and associated interest and attorneys' fees. If inverse condemnation is held to be inapplicable to SCE in connection with the Montecito Mudslides, SCE could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's alleged negligence. If SCE is found negligent, SCE could also be held liable for, among other things, business interruption losses, evacuation costs, clean-up costs, medical expenses and personal injury/wrongful death claims associated with the Montecito Mudslides. These potential liabilities, in the aggregate, could be material. SCE cannot predict whether it will be subjected to regulatory fines related to the Montecito Mudslides.
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
Entry into Revised Settlement Agreement
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
In June 2018, the CPUC issued a proposed decision approving all of the terms of the Revised San Onofre Settlement Agreement other than a provision under which SCE and SDG&E (the "Utilities") agreed to fund an aggregate of $12.5 million for a Research, Development and Demonstration program intended to develop technologies and methodologies to reduce greenhouse gas emissions (the "GHG Reduction Funding Program"). On July 12, 2018, SCE and certain of the other OII Parties filed comments with the CPUC recommending that the CPUC modify the proposed decision to approve the Revised San Onofre Settlement Agreement in its entirety. Certain parties to the San Onofre OII have also filed comments with the CPUC asserting their respective positions regarding the Revised San Onofre Settlement Agreement, including suggesting alternatives to the elimination of the GHG Reduction Funding Program. On July 26, 2018, the CPUC approved the terms of the Revised San Onofre Settlement Agreement subject to the OII Parties eliminating the GHG Reduction Funding Program provision. The OII Parties, or a sufficient sub-set of the OII Parties, have ten days from July 26, 2018 to file a notice with the CPUC accepting elimination of the GHG Reduction Funding provision from the Revised San Onofre Settlement Agreement (the "Proposed Modification"). The Revised San Onofre Settlement Agreement with the Proposed Modification will become effective upon filing and service of the notice. If the OII Parties, or a sufficient sub-set of the OII Parties, do not file a notice accepting the Proposed Modification, the assigned ALJ will issue a ruling scheduling evidentiary hearings on the outstanding issues.
Disallowances, Refunds and Recoveries
If the Revised San Onofre Settlement Agreement is approved by the CPUC, the Utilities will cease rate recovery of San Onofre costs as of the date their combined remaining San Onofre regulatory assets equal $775 million (the "Cessation Date"). SCE has previously requested the CPUC to authorize SCE to reduce the San Onofre regulatory asset by applying $72 million of proceeds received from litigation with the DOE related to DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE expects a CPUC decision on its request in 2018. If its request is approved by the CPUC, the Cessation Date is estimated to be December 19, 2017. If its request is not approved by the CPUC, the Cessation Date is estimated to be April 21, 2018. The Utilities will refund to customers San Onofre-related amounts recovered in rates after the Cessation Date. SCE will retain amounts collected under the Prior San Onofre Settlement Agreement before the Cessation Date. SCE also will retain $47 million of proceeds received in 2017 from arbitration with Mitsubishi Heavy Industries ("MHI") over MHI's delivery of faulty steam generators. See Note 11 for additional information.
In the Revised San Onofre Settlement Agreement, SCE retains the right to sell its stock of nuclear fuel and not share such proceeds with customers, as was provided in the Prior San Onofre Settlement Agreement. SCE intends to sell its nuclear fuel inventory as market conditions warrant. Proceeds from sales of nuclear fuel may be significant.

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
Additional Challenges related to the Settlement of San Onofre CPUC Proceedings
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving the Prior San Onofre Settlement Agreement were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit Court of Appeals in May 2015. As part of the Revised San Onofre Settlement Agreement, and subject to CPUC approval of the Revised San Onofre Settlement Agreement, the plaintiffs agreed to dismiss this case with prejudice. In light of these developments, the Ninth Circuit appeal is currently stayed.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its then Chief Financial Officer. The complaint was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The initial complaint purports to be filed on behalf of a class of persons who acquired Edison International common stock between March 21, 2014 and June 24, 2015 (the "Class Period"). In September 2016, the federal court granted defendants' motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff filed a second amended complaint in October 2016, which the federal court dismissed again with an opportunity for the plaintiff to amend the complaint. Plaintiff filed a third amended complaint in May 2017. In March 2018, the federal court dismissed the third amended complaint with prejudice and entered judgment in defendants' favor. Plaintiffs' have appealed the dismissal.
In November 2015, a purported class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act. The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII. In July 2016, the federal court granted the defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed an amended complaint in July 2016, that dismissed Edison International as a named defendant and the remaining defendants filed a motion to dismiss in August 2016. In June 2017, the federal court again granted defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed another amended complaint in July 2017. Defendants filed a motion to dismiss the amended complaint and, in May 2018, the federal court again granted defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff elected not to amend her complaint and will have an opportunity to file an appeal with the Ninth Circuit Court of Appeals after the lower court enters a final judgment.
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

At June 30, 2018, SCE's recorded estimated minimum liability to remediate its 20 identified material sites (sites with a liability balance at June 30, 2018, in which the upper end of the range of the costs is at least $1 million) was $138 million, including $91 million related to San Onofre. In addition to these sites, SCE also has 16 immaterial sites with a liability balance as of June 30, 2018, for which the total minimum recorded liability was $4 million. Of the $142 million total environmental remediation liability for SCE, $137 million has been recorded as a regulatory asset. SCE expects to recover $44 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $93 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $135 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $13 million. Costs incurred for the six months ended June 30, 2018 and 2017 were $6 million and $4 million, respectively.
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

In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million, including reimbursement for legal costs (SCE share $124 million) to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. The settlement also provides for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE may submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process will make additional legal action to recover damages incurred in 2014 – 2016 unnecessary. The first such claim covering damages for 2014 – 2015 was filed on September 30, 2016 for approximately $56 million. In February 2017, the DOE reviewed the 2014 – 2015 claim submission and reduced the original request to approximately $43 million (SCE share was approximately $34 million). SCE accepted the DOE's determination, and the government paid the 2014 – 2015 claim under the terms of the settlement. In October 2017, SCE filed a claim covering damages for 2016 for approximately $58 million. In May 2018, the DOE approved reimbursement of approximately $45 million (SCE share was approximately $35 million) of SCE's 2016 damages, not allowing recovery of approximately $13 million. SCE accepted the DOE's determination, and the government paid the 2016 claim under the terms of the settlement. The damages award is subject to CPUC review as to how the amounts will be refunded among customers, shareholders, or to offset other costs.
Note 13.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$(46)	$(49)	$(43)	$(53)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	1	4	3
Other[2]	—	—	(5)	2
Change	2	1	(1)	5
Ending Balance	$(44)	$(48)	$(44)	$(48)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

[2]
Edison International recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on the measurement of financial instruments. See Note 1 for further information.

SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$(22)	$(18)	$(19)	$(20)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	1	3	2
Other[2]	—	(1)	(5)	—
Change	1	—	(2)	2
Ending Balance	$(21)	$(18)	$(21)	$(18)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

[2]
SCE recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on the measurement of financial instruments. See Note 1 for further information.

Note 14.    Other Income and Expenses
Other income and expenses are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
SCE other income and expenses:
Equity allowance for funds used during construction	$22	$23	$44	$41
Increase in cash surrender value of life insurance policies and life insurance benefits	6	10	14	22
Interest income	5	1	9	3
Net periodic benefit income – non-service components	27	9	53	18
Civic, political and related activities and donations	(12)	(7)	(16)	(10)
Other	2	(3)	(3)	(6)
Total SCE other income and expenses	50	33	101	68
Other income and expenses of Edison International Parent and Other:
Net periodic benefit costs – non-service components	(1)	(10)	(1)	(11)
Other	—	1	—	—
Total Edison International other income and expenses	$49	$24	$100	$57
Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2018	2017	2018	2017
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$254	$240	$233	$223
Tax (refunds) payments, net	(93)	14	(18)	20
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$197	$177	$100	$—
Preferred and preference stock	12	12	12	12
SCE's accrued capital expenditures at June 30, 2018 and 2017 were $412 million and $283 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2018. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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
As of July 23, 2018, SCE was aware of at least 87 lawsuits, representing approximately 2,000 plaintiffs, related to the Thomas Fire naming SCE as a defendant. Thirty of these lawsuits also name Edison International as a defendant and at least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. By order of the Chair of the California Judicial Council, the lawsuits have been coordinated in the Los Angeles Superior Court.
Montecito Mudslides Litigation
In January 2018, torrential rains in Santa Barbara County produced mudslides and flooding in Montecito and surrounding areas. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in at least 21 fatalities, with two additional fatalities presumed.
Fifty-one of the 87 lawsuits mentioned under "December 2017 Wildfires Litigation" above allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Eighteen of the Montecito Mudslides lawsuits also name Edison International as a defendant. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. By order of the Chair of the California Judicial Council, the Thomas Fire and Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the second quarter of 2018.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	30,301	$64.74	—	—
May 1, 2018 to May 31, 2018	186,308	$64.76	—	—
June 1, 2018 to June 30, 2018	173,142	$61.70	—	—
Total	389,751	$63.39	—	—

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

10.1
Second Amended and Restated Credit Agreement dated as of May 17, 2018 among Edison International, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed May 18, 2018)*

10.2
Second Amended and Restated Credit Agreement dated as of May 17, 2018 among SCE, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K)

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

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2018, filed on July 26, 2018, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2018, filed on July 26, 2018, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

________________________________________
* Incorporated by reference pursuant to Rule 12b-32

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 26, 2018	Date:	July 26, 2018