Form 10-Q
period 2018-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2018-10-30
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Common Stock outstanding as of October 26, 2018:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares

i

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2017
AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
bonus depreciation	Federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
CAL FIRE	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
December 2017 Wildfires	several wind-driven wildfires, including the Thomas Fire, that occurred in December 2017 and impacted portions of SCE's service territory
DERs	distributed energy resources
DOE	U.S. Department of Energy
DRP	Distributed Resources Plan
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group
Edison Energy Group, Inc., a wholly-owned subsidiary of Edison International, is a holding company for subsidiaries engaged in competitive businesses that provide energy services to commercial and industrial customers

EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
ERRA	Energy Resource Recovery Account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 26, 2018
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc. and related companies
Montecito Mudslides	the mudslides and flooding in Montecito, Santa Barbara County, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	megawatts

MWdc	megawatts measured for solar projects representing the accumulated peak capacity of all the solar modules
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NOL	net operating loss
NRC	Nuclear Regulatory Commission
OII	Order Instituting Investigation
OII Parties
SCE, SDG&E, The Alliance for Nuclear Responsibility, The California Large Energy Consumers Association, California State University, Citizens Oversight dba Coalition to Decommission San Onofre, the Coalition of California Utility Employees, the Direct Access Customer Coalition, Ruth Henricks, PAO, TURN, and Women's Energy Matters, all of whom are parties to the Revised San Onofre Settlement Agreement

Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PAO	CPUC's Public Advocates Office (formerly known as the Office of Ratepayer Advocates or ORA)
PBOP(s)	postretirement benefits other than pension(s)
Prior San Onofre Settlement Agreement	San Onofre OII Settlement Agreement by and among TURN, PAO, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014
Revised San Onofre Settlement Agreement	Revised San Onofre OII Settlement Agreement among OII Parties, dated January 30, 2018 and modified on August 2, 2018
ROE	return on common equity
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018
TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency

v

(This page has been left blank intentionally.)

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•
ability of SCE to recover its costs through regulated rates, including costs related to uninsured wildfire-related and mudslide-related liabilities and capital spending incurred prior to explicit regulatory approval;

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

•
risks associated with the decommissioning of San Onofre, including those related to public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, delays, contractual disputes, and cost overruns;

•
extreme weather-related incidents and other natural disasters (including earthquakes and events caused, or exacerbated, by climate change, such as wildfires), which could cause, among other things, public safety issues, property damage and operational issues;

•
risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;

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

•
risks associated with the operation of transmission and distribution assets and power generating facilities, including public and employee safety issues, the risk of utility assets causing wildfires, failure, availability, efficiency and output of equipment and facilities, and availability and cost of spare parts;

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
The MD&A for the nine months ended September 30, 2018 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2017, and as compared to the nine months ended September 30, 2017. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2017 (the "year-ended 2017 MD&A"), which was included in the 2017 Form 10-K.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE and Edison Energy Group. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for subsidiaries engaged in operating competitive businesses, primarily consisting of Edison Energy which provides energy services to commercial and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all the information contained in this report relates to both filers.

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2018	2017	Change	2018	2017	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$536	$465	$71	$1,119	$1,121	$(2)
Edison International Parent and Other	(23)	5	(28)	(112)	(11)	(101)
Edison International	513	470	43	1,007	1,110	(103)
Less: Non-core items
SCE	7	—	7	7	—	7
Edison International Parent and Other	(4)	—	(4)	(46)	1	(47)
Total non-core items	3	—	3	(39)	1	(40)
Core earnings (losses)
SCE	529	465	64	1,112	1,121	(9)
Edison International Parent and Other	(19)	5	(24)	(66)	(12)	(54)
Edison International	$510	$470	$40	$1,046	$1,109	$(63)
Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings (losses) internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations, income resulting from allocation of losses to tax equity investors under the HLBV accounting method (related to previous results of SoCore Energy which was sold in the second quarter of 2018) and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other gains and losses related to certain tax, regulatory, or legal settlements or proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing.
Edison International's third quarter 2018 earnings increased $43 million from the third quarter of 2017, comprised of an increase in SCE's earnings of $71 million, partially offset by Edison International Parent and Other's increased losses of $28 million. SCE's higher quarter-to-date earnings resulted from lower operation and maintenance expenses due to regulatory deferrals for line clearing and wildfire insurance costs, the favorable impact of Tax Reform on incremental pre-tax earnings and higher revenue due to a reimbursement for spent nuclear fuel storage costs recorded in 2018.
Edison International's earnings for the nine months ended September 30, 2018 decreased $103 million from the nine months ended 2017, comprised of a decrease in SCE's earnings of $2 million and an increase in Edison International Parent and Other's losses of $101 million. SCE's lower year-to-date earnings resulted from higher operation and maintenance expenses related to wildfire insurance and higher net financing costs, partially offset by higher revenue due to a reimbursement for spent nuclear fuel storage costs recorded in 2018, a refund to customers for prior overcollections recorded in 2017 and higher 2018 income tax benefits.
Edison International Parent and Other's increase in losses for the three and nine months ended September 30, 2018 was due to higher core losses of $24 million and $54 million, respectively, and higher non-core losses of $4 million and $47 million, respectively. The increase in core losses was due to tax benefits recorded in 2017 related to net operating loss carrybacks from the filing of the 2016 returns in 2017 and the impact of Tax Reform on pre-tax losses. The higher core losses for the nine months ended September 30, 2018 were also due to tax benefits in 2017 related to stock option exercises and the settlement of 2007 – 2012 federal income tax audits, partially offset by a goodwill impairment recorded in 2017 and lower corporate expenses in 2018.
Edison International had non-core income of $3 million ($11 million pre-tax) and non-core losses of $39 million ($46 million pre-tax) for the three and nine months ended September 30, 2018, respectively. Non-core income for the three months ended September 30, 2018 was related to the CPUC-mandated elimination of an obligation for SCE to fund a research, development and demonstration program intended to develop technologies and methodologies to reduce GHG emissions, partially offset by finalizing the purchase price and taxes related to the sale of SoCore Energy. Non-core losses for the nine months ended September 30, 2018 primarily consisted of the impact of the sale of SoCore Energy in April 2018.
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
Determining wildfire origin and cause is often a complex and time-consuming process and several investigations into the facts and circumstances of the Thomas Fire are believed to be ongoing. SCE has been advised that the origins and causes of the fire are being investigated by CAL FIRE and the Ventura County Fire Department. In connection with its investigation of the Thomas Fire, CAL FIRE has removed and retained certain of SCE's equipment that was located in the general vicinity of suspected ignition points of the fire. SCE expects that the Ventura County Fire Department and/or CAL FIRE will ultimately issue reports concerning the origins and causes of the Thomas Fire but cannot predict when these reports will be released. The SED is also conducting an investigation to assess the compliance of SCE and its facilities with applicable rules and regulations in areas impacted by the Thomas Fire. SCE cannot predict when the investigations of CAL FIRE, the Ventura County Fire Department or the SED, will be completed.
As it does in all wildfire matters in which its facilities may or are alleged to be involved, SCE is conducting its own review into the facts and circumstances of the Thomas Fire. SCE's internal review of the Thomas Fire is complex and examines various matters including possible ignition points, the location of those ignition points, fire progression and the attribution of damages to fires with separate ignition points. As its review of the Thomas Fire progresses and the Thomas Fire litigation process continues, SCE expects to obtain and review additional information, materials and physical information that are in the possession of CAL FIRE and other parties, including SCE equipment that has been retained by CAL FIRE. Based on currently available information, SCE believes that the Thomas Fire had at least two separate ignition points, one near Koenigstein Road in the City of Santa Paula and the other somewhere in the Anlauf Canyon area of Ventura County.
With respect to the Koenigstein Road ignition point, witnesses have reported that a fire ignited in the vicinity of an SCE power pole, and SCE believes that its equipment was associated with this ignition. CAL FIRE has removed equipment located in the general vicinity of Koenigstein Road and SCE has not been able to inspect it. SCE is continuing to assess the progression of the fire from the Koenigstein Road ignition point and the extent of damages that may be attributable to that ignition. At this time, based on available information, SCE has not determined whether the ignition in the Anlauf Canyon area involved SCE equipment. CAL FIRE has removed equipment located in the Anlauf Canyon area and SCE has not been able to inspect it.

Edison International and SCE expect to incur a material loss in connection with the Thomas Fire. However, given the uncertainty as to the contributing causes of the Thomas Fire, the complexities associated with multiple ignition points and the potential for separate damages to be attributable to fires ignited at separate ignition points, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred in connection with the Thomas Fire, but anticipate being able to do so when sufficient additional information becomes available. Such additional information is expected to become available from multiple external sources, during the course of litigation, and from SCE's ongoing internal review, including, among other things, information regarding the extent of damages that may be attributable to any ignition determined to have been substantially caused by SCE's equipment, information that may be obtained from the equipment in CAL FIRE's possession and information pertaining to fire progression, suppression activities, alleged damages and insurance claims.
For events that occurred in 2017, principally the December 2017 Wildfires, SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period. Should responsibility for a significant portion of the damages related to the December 2017 Wildfires be attributed to SCE, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover some or all of its uninsured damages through electric service rates if, for example, the CPUC finds that the damages were incurred because SCE did not prudently manage its facilities.
Edison International and SCE are pursuing legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting damages in rates. In September 2018, California Senate Bill 901 ("SB 901") was signed by the Governor of California. Although SB 901 does not address the strict liability standard imposed by courts in inverse condemnation actions, the bill as enacted introduces a number of considerations the CPUC can apply to determine whether costs are recoverable in rates for wildfires occurring on or after January 1, 2019, including, among other things, the utility’s actions, circumstances beyond the utility's control and the impact of extreme climate conditions. SB 901 requires investor-owned utilities to prepare annually, for CPUC approval, wildfire risk mitigation plans, and, compliance with an approved plan is one factor the CPUC can consider in addressing cost recovery. SB 901 also calls for a commission on Catastrophic Wildfire Cost and Recovery to be formed to examine, among other things, the allocation of catastrophic wildfire costs in an equitable manner. Edison International and SCE cannot predict whether or when a comprehensive solution mitigating the significant risk faced by a California investor-owned utility related to wildfires will be achieved.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires" and "Legal Proceedings—December 2017 Wildfires Litigation."
Current Wildfire Insurance Coverage
SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence, for events that may occur during the period June 1, 2018 through May 31, 2019. SCE may obtain additional wildfire insurance for portions of this time period in the future. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period or in the event of an exceptionally large wildfire.
SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the December 2017 Wildfires. Based on policies currently in effect, SCE anticipates that its wildfire insurance expense, prior to any regulatory deferrals, will total approximately $237 million during 2018. SCE has requested approval from the CPUC for regulatory mechanisms to track and recover wildfire insurance premiums in excess of the amounts that are ultimately approved in a 2018 GRC decision. As of September 30, 2018, SCE has deferred $63 million of costs related to wildfire insurance and believes that such amounts are probable of recovery.
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
The inquiry into whether the Thomas Fire proximately caused or contributed to the Montecito Mudslides, the source of ignition of the portion of the Thomas fire that burned through the Montecito area and other factors that contributed to the Montecito Mudslides is complex and time consuming. Many other factors, including, among other things, weather conditions and insufficiently or improperly designed and maintained roads, bridges and other channel crossings, could have contributed to or exacerbated the losses that resulted from the Montecito Mudslides. While SCE is not aware of any governmental agency that is investigating the causes of the Montecito Mudslides, SCE is conducting its own review of the factors that potentially contributed to the losses that resulted from the Montecito Mudslides.
At this time, based on available information, SCE has not been able to determine the source of ignition of the portion of the Thomas fire that burned through the Montecito area. In the event that SCE is determined to have caused the fire that spread to the Montecito area, SCE cannot predict whether the courts will conclude that the Montecito Mudslides were caused or contributed to by the Thomas Fire or that SCE is liable for damages caused by the Montecito Mudslides. As a result, Edison International and SCE are currently unable to predict the outcome of the claims made against SCE and Edison International arising from the Montecito Mudslides or reasonably estimate a range of losses that may be incurred. If it is determined that SCE is liable for damages caused by the Montecito Mudslides, SCE will incur a material loss. SCE's insurance may not be sufficient to cover all such damages and SCE may not be authorized to recover some or all its uninsured damages through electric service rates.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Montecito Mudslides" and "Legal Proceedings—Montecito Mudslides Litigation."
Permanent Retirement of San Onofre
Revised Settlement Agreement
On January 30, 2018, the OII Parties entered into a Revised San Onofre Settlement Agreement in the CPUC OII proceeding regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre. The Revised San Onofre Settlement Agreement modified the Prior San Onofre Settlement Agreement.
In July 2018, the CPUC approved all of the terms of the Revised San Onofre Settlement Agreement other than a provision under which SCE agreed to fund $10 million for a research, development and demonstration program intended to develop technologies and methodologies to reduce GHG emissions (the "Modification"). The Revised San Onofre Settlement Agreement with the Modification became effective on August 2, 2018. All issues under consideration in the San Onofre OII have been resolved.
Additional challenges related to the settlement of the San Onofre CPUC OII proceeding remain pending. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Permanent Retirement of San Onofre."
Capital Program
SCE's capital expenditures forecast for the 2018 – 2020 period has been revised to incorporate the approval by the CPUC of a transportation electrification program to fund medium- and heavy-duty vehicle charging infrastructure (See "—Distribution Grid Development—Medium- and Heavy-Duty Vehicle Transportation Electrification") and other operational adjustments to spending on FERC projects (See "Liquidity and Capital Resources—Southern California Edison—Capital Investment Plan—Major Transmission Projects").
In April 2018 and July 2018, the CPUC issued a proposed decision and an alternate proposed decision, both denying SCE's ability to construct the Alberhill System Project based on a perceived lack of need. SCE filed comments on both proposed decisions requesting that the CPUC grant the certificate of public convenience and necessity for the Alberhill System Project. In August 2018, the CPUC issued a revised decision holding the proceeding open and directing SCE to submit supplemental information on the Alberhill System Project including details of demand and load forecasts and possible alternatives to the proposed project. Ongoing capital spending has been deferred as a result of the CPUC request for additional information and alternatives. SCE continues to believe the Alberhill System Project is needed and is unable to predict the timing of a final CPUC decision in connection with the Alberhill System Project.
Traditional capital expenditures for 2018 reflect SCE's forecast capital expenditures for CPUC and FERC capital projects. SCE's capital spending for the first nine months of 2018 was consistent with its 2018 plan and SCE continues to project 2018 capital expenditures of approximately $4.2 billion for 2018. In the absence of a 2018 GRC decision, SCE has developed, and is executing against, a 2018 capital expenditure plan that will allow SCE to ramp up its capital spending program over the three-year GRC period to meet what is ultimately authorized in the 2018 GRC decision while minimizing the associated risk of unauthorized spending. Capital spending in 2019 and 2020 will be dependent upon the amount approved in a 2018 GRC decision. Forecasted expenditures for capital projects are subject to change due to, among other things, timeliness of permitting, licensing, regulatory approvals, and contractor bids. For further information regarding the capital program, see "Liquidity and Capital Resources—SCE—Capital Investment Plan."
Total capital expenditures (including accruals) were $2.9 billion and $2.3 billion for the first nine months of 2018 and 2017, respectively. The following table sets forth a summary of forecasted capital expenditures for 2018 – 2020 on the basis described above:

(in millions)	2018	2019	2020	Total 2018 – 2020
Traditional capital expenditures[1]
Distribution[2]	$3,425	$3,220	$3,105	$9,750
Transmission	612	702	761	2,075
Generation	198	212	201	611
Total requested traditional capital expenditures[1]	$4,235	$4,134	$4,067	$12,436
Grid modernization capital expenditures[2]	$—	$649	$608	$1,257
Total capital expenditures	$4,235	$4,783	$4,675	$13,693

[1]
Includes 2018 – 2020 capital expenditures of $49 million for Energy Storage, $115 million for Transportation Electrification, and $4 million for Charge Ready; does not include amounts requested in the Grid Safety and Resiliency Program (see "—Distribution Grid Development" below).

[2]	2018 capital expenditures related to grid modernization are included in traditional capital expenditures.
SCE's estimated weighted average annual rate base for 2018 – 2020 using the capital expenditures set forth in the table above is as follows:

(in millions)	2018	2019	2020
Rate base for requested traditional capital expenditures	$28,787	$31,077	$33,460
Rate base for requested grid modernization capital expenditures	264	743	1,279
Total rate base	$29,051	$31,820	$34,739
The rate base above does not reflect reductions from the amounts requested in the 2018 GRC that may be included in a final decision.
Distribution Grid Development
Grid Safety and Resiliency Program
In September 2018, SCE filed an application with the CPUC requesting approval of a Grid Safety and Resiliency Program to implement additional wildfire safety measures, including measures to further harden SCE's infrastructure to significantly reduce potential fire ignition sources, bolster SCE's situational awareness capabilities to more fully assess and respond to potential wildfire conditions, and enhance SCE's operational practices to further strengthen fire safety measures and system resiliency. In the application, SCE proposed to spend approximately $582 million ($407 million capital) in 2018 dollars between 2018 and 2020. The amounts requested for the 2018 to 2020 period are not included in SCE's 2018 GRC. SCE is unable to estimate the amount of capital that will be approved, or the timing of any such approval, in connection with the Grid Safety and Resiliency Program.
Charge Ready Program
In January 2016, the CPUC approved SCE's $22 million Charge Ready Program Pilot, which allows SCE to install light-duty electric vehicle charging infrastructure, provide rebates to offset the cost of qualified customer-owned charging stations, and implement a supporting marketing, education, and outreach campaign. As of September 30, 2018, SCE had executed agreements and reserved funding for 79 sites to deploy 1,280 charge ports. The results of this pilot have helped shape Charge

Ready 2, the second phase of the Charge Ready program. In June 2018, SCE filed an application to obtain approval for Charge Ready 2. In the application, SCE requested approval to install infrastructure and provide rebates to support 48,000 new electric vehicle charging ports as part of a four-year program, $760 million ($561 million capital) in 2018 dollars, which will also include a marketing, education, and outreach campaign. SCE is unable to estimate the amount of capital that will be approved, or the timing of any such approval, in connection with Charge Ready 2.
Medium- and Heavy-Duty Vehicle Transportation Electrification
In January 2017, SCE filed an application with the CPUC requesting approval of transportation electrification programs to accelerate the adoption of electric transportation, which is critical to California's climate change and GHG reduction objectives. The application proposed a five-year program to fund medium- and heavy-duty vehicle charging infrastructure that follows the model developed for SCE's Charge Ready program, as well as six pilot projects to be considered on an accelerated basis. In January 2018, the CPUC issued a final decision approving five pilot projects with a budget of $16 million ($10 million capital) in 2016 dollars. In May 2018, the CPUC issued a final decision approving the five-year program, with certain modifications, to install charging infrastructure to support the electrification of 8,490 medium- and heavy-duty electric vehicles at 870 sites, which must be fully contracted for by 2024. The final decision includes an approved five-year budget of $356 million ($242 million capital) in nominal dollars.
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
A 2018 GRC decision is expected by the end of 2018. In the absence of a 2018 GRC decision, SCE is recognizing revenue in 2018 based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and Tax Reform. The CPUC has approved the establishment of a GRC memorandum account, which will make the 2018 revenue requirement adopted by the CPUC effective as of January 1, 2018. SCE cannot predict the revenue requirement the CPUC will authorize or provide assurance on the timing of a final decision.
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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended September 30, 2018 versus September 30, 2017

	Three months ended September 30, 2018			Three months ended September 30, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Operating revenue	$1,777	$2,483	$4,260	$1,677	$1,975	$3,652
Purchased power and fuel	—	2,306	2,306	—	1,783	1,783
Operation and maintenance[1]	447	204	651	487	203	690
Depreciation and amortization	466	—	466	521	—	521
Property and other taxes	96	—	96	98	(1)	97
Impairment and other	(10)	—	(10)	—	—	—
Other operating income	(3)	—	(3)	(8)	—	(8)
Total operating expenses	996	2,510	3,506	1,098	1,985	3,083
Operating income	781	(27)	754	579	(10)	569
Interest expense	(173)	—	(173)	(148)	(1)	(149)
Other income and expenses[1]	45	27	72	31	11	42
Income before income taxes	653	—	653	462	—	462
Income tax expense (benefit)	86	—	86	(35)	—	(35)
Net income	567	—	567	497	—	497
Preferred and preference stock dividend requirements	31	—	31	32	—	32
Net income available for common stock	$536	$—	$536	$465	$—	$465
Net income available for common stock			$536			$465
Less:
Non-core earnings			7			—
Core earnings[2]			$529			$465

[1]
Expenses for the three months ended September 30, 2017 were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans. For further information, see Note 1 in the "Notes to Consolidated Financial Statements."

[2]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $100 million primarily due to the following:

•
An increase in revenue of $247 million related to tax balancing account activities (offset in income taxes below), consisting of $148 million of lower customer refunds for incremental tax repair benefits and $119 million for tax benefits related to 2017 tax accounting method changes, partially offset by $20 million resulting from the amortization of excess deferred tax assets as a result of Tax Reform.

•
A decrease of $45 million in CPUC revenue primarily resulting from recognizing 2018 revenue based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and the impact of Tax Reform, partially offset by the receipt of a $17 million reimbursement related to spent nuclear fuel storage costs. See "Management Overview—2018 General Rate Case" and "Notes to Consolidated Financial Statements—Note12. Commitments and Contingencies—Spent Nuclear Fuel" for further information.

•	A decrease in FERC revenue of $22 million primarily due to the reduction in the federal corporate income tax rate resulting from Tax Reform.

•
A decrease in revenue related to San Onofre of $90 million related to the 2017 recovery of amortization of the San Onofre regulatory asset (offset in depreciation and amortization below) and authorized return as provided by the Prior San Onofre Settlement Agreement. There was no revenue recorded in 2018 for San Onofre as a result of the Revised San Onofre Settlement Agreement (see "Management Overview—Permanent Retirement of San Onofre" for further information).

•	Lower operation and maintenance costs of $40 million primarily due to the regulatory deferral of line clearing and wildfire insurance costs.

•	Lower depreciation and amortization expense of $55 million primarily related to the amortization of the San Onofre regulatory asset in 2017 (offset in revenue above).

•	Higher interest expense of $25 million primarily due to increased borrowings and higher interest on balancing account overcollections.

•	Higher other income and expense of $14 million primarily due to higher AFUDC equity income.

•
Higher income tax expense of $121 million primarily due to tax balancing account activities referred to above and higher pre-tax income, partially offset by the impact of a lower federal income tax rate as a result of Tax Reform and a true up related to the filing of the federal income tax return in the third quarter of 2018.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $523 million primarily driven by higher power and gas prices and volume experienced in 2018 relative to 2017, partially offset by higher congestion revenue right credits and lower capacity costs.

•
Higher other income and expenses of $16 million primarily driven by higher net periodic benefit income related to the non-service cost components in 2018 relative to 2017. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

The following table is a summary of SCE's results of operations for the periods indicated.
Nine months ended September 30, 2018 versus September 30, 2017

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Operating revenue	$4,825	$4,792	$9,617	$4,813	$4,248	$9,061
Purchased power and fuel	—	4,344	4,344	—	3,742	3,742
Operation and maintenance[1]	1,468	528	1,996	1,410	535	1,945
Depreciation and amortization	1,387	—	1,387	1,528	—	1,528
Property and other taxes	298	—	298	279	—	279
Impairment and other	(10)	—	(10)	—	—	—
Other operating income	(5)	—	(5)	(8)	—	(8)
Total operating expenses	3,138	4,872	8,010	3,209	4,277	7,486
Operating income	1,687	(80)	1,607	1,604	(29)	1,575
Interest expense	(490)	(2)	(492)	(435)	(1)	(436)
Other income and expenses[1]	91	82	173	80	30	110
Income before income taxes	1,288	—	1,288	1,249	—	1,249
Income tax expense	78	—	78	34	—	34
Net income	1,210	—	1,210	1,215	—	1,215
Preferred and preference stock dividend requirements	91	—	91	94	—	94
Net income available for common stock	$1,119	$—	$1,119	$1,121	$—	$1,121
Net income available for common stock			$1,119			$1,121
Less:
Non-core earnings			7			—
Core earnings[2]			$1,112			$1,121

[1]
Expenses for the nine months ended September 30, 2017 were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans. For further information, see Note 1 in the "Notes to Consolidated Financial Statements."

[2]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $12 million primarily due to the following:

•
An increase in revenue of $263 million related to tax balancing account activities (offset in income taxes below), consisting of $199 million of lower customer refunds for incremental tax repair benefits and $119 million for tax benefits related to 2017 tax accounting method changes, partially offset by $55 million resulting from the amortization of excess deferred tax assets as a result of Tax Reform.

•
A decrease of $111 million in CPUC revenue primarily from recognizing 2018 revenue based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and the impact of Tax Reform. This decrease was partially offset by the receipt of a $17 million reimbursement related to spent nuclear fuel storage costs recorded in 2018 and a $17 million refund to customers for prior overcollections of revenue recorded in 2017. See "Management Overview—2018 General Rate Case" and "Notes to Consolidated Financial Statements—Note12. Commitments and Contingencies—Spent Nuclear Fuel" for further information.

•	A decrease in FERC revenue of $53 million primarily due to the reduction in the federal corporate income tax rate resulting from Tax Reform.

•
A decrease in revenue related to San Onofre of $115 million of which $180 million related to the recovery of amortization of the San Onofre regulatory asset (offset in depreciation and amortization) and authorized return as provided by the Prior San Onofre Settlement Agreement, partially offset by a $65 million reduction in 2017 revenue related to the tax abandonment of San Onofre (offset in income taxes below). There was no revenue recorded in 2018 for San Onofre as a result of the Revised San Onofre Settlement Agreement (see "Management Overview—Permanent Retirement of San Onofre" for further information).

•
Higher operation and maintenance costs of $58 million primarily due to higher insurance premiums associated with wildfire insurance (see "Management Overview—Southern California Wildfires—Current Wildfire Insurance Coverage" for further information).

•
Lower depreciation and amortization expense of $141 million primarily related to the amortization of the San Onofre regulatory asset in 2017 (offset in revenue above) and lower intangible plant amortization.

•	Higher property and other taxes of $19 million primarily due to higher assessed values for property taxes in 2018.

•	Higher interest expense of $55 million primarily due to increased borrowings and higher interest on balancing account overcollections.

•	Higher other income and expense of $11 million primarily due to higher AFUDC equity income.

•
Higher income tax expense of $44 million primarily due to tax balancing account activities referred to above and higher pre-tax income, partially offset by the impact of a lower federal income tax rate as a result of Tax Reform and a true up related to the filing of the federal income tax return.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $602 million primarily driven by higher power and gas prices and volume experienced in 2018 relative to 2017, partially offset by higher congestion revenue right credits, the receipt of settlement funds related to the California energy crisis and lower capacity costs.

•
Higher other income and expenses of $52 million primarily driven by higher net periodic benefit income related to the non-service cost components in 2018 relative to 2017. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $4.0 billion and $3.4 billion for the three months ended September 30, 2018 and 2017, respectively, and $9.0 billion and $8.4 billion for the nine months ended September 30, 2018 and 2017, respectively.
Retail billed and unbilled revenue for the three and nine months ended September 30, 2018 was higher compared to the same period in 2017 primarily due to higher purchased power and fuel costs driven by higher power and gas prices and volume experienced in 2018 relative to 2017. See "—Cost-Recovery Activities" for further details.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process" in the 2017 Form 10-K).
Income Taxes
SCE's income tax expense increased by $121 million and $44 million for the three and nine months ended September 30, 2018 compared to the same periods in 2017.
The effective tax rates were 13.2% and (7.6)% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rates were 6.1% and 2.7% for the nine months ended September 30, 2018 and 2017, respectively. SCE's effective tax rate is below the federal statutory rate of 21% and 35% for 2018 and 2017, respectively, primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease for the three and nine months ended September 30, 2018 was primarily due to tax benefits recognized related to repairs in 2018. The effective tax rate decrease for the three months ended September 30, 2017 was primarily due to tax benefits recognized for tax accounting method changes. The change in the effective tax rate for the nine months ended September 30, 2017 also included the ratemaking treatment on the San Onofre tax abandonment and higher benefits recognized for tax accounting method changes.
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
Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Edison Energy Group and subsidiaries	$(6)	$3	$(61)	$(20)
Corporate expenses and other subsidiaries	(17)	2	(51)	9
Total Edison International Parent and Other	$(23)	$5	$(112)	$(11)
The loss from continuing operations of Edison International Parent and Other increased $28 million and $101 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily due to:

•
Impact of the 2018 sale of SoCore Energy, resulting in a $4 million and $40 million increase in losses for the three and nine months ended September 30, 2018, respectively. The higher losses for the nine months ended September 30, 2018 were partially offset by a goodwill impairment recorded in 2017.

•
Lower income tax benefits of $4 million and $40 million related to stock option exercises for the three and nine months ended September 30, 2018, respectively, the impact of Tax Reform on pre-tax losses, $17 million of tax benefits recorded in the third quarter of 2017 related to net loss carrybacks from the filing of the 2016 tax returns and $6 million of tax benefits recorded in the second quarter of 2017 related to the settlement of 2007 – 2012 federal income tax audits, partially offset by lower corporate expenses for the nine months ended September 30, 2018.

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
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows and capital market financings of debt and preferred equity, as needed. SCE also has availability under its credit facility to fund cash requirements.
SCE's credit ratings remained at investment grade levels during the first nine months of 2018. However, during the third quarter of 2018, Moody's and Fitch downgraded SCE's credit ratings due to the exposure related to wildfires. The following table summarizes SCE's current credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	A3	BBB+	BBB+
Outlook	Stable	Stable	Negative
SCE's credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the December 2017 Wildfires and the Montecito Mudslides, and the underlying inverse condemnation exposure risk created by wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts contain provisions that require SCE to maintain an investment grade rating from the major credit rating agencies. For further details, see "— Margin and Collateral Deposits."
Available Liquidity
In May 2018, SCE amended its multi-year revolving credit facility to increase the facility from $2.75 billion to $3.0 billion. At September 30, 2018, SCE had approximately $2.63 billion available under its credit facility. The credit facility is available for borrowing needs until May 2023 and contains two 1-year extension options. In March, June and August 2018, SCE issued $1.25 billion, $650 million and $850 million, respectively, of first and refunding mortgage bonds. The proceeds from these bonds were used to repay commercial paper borrowings, outstanding bonds and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
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
Debt Covenant
A debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2018, SCE's debt to total capitalization ratio was 0.46 to 1.
At September 30, 2018, SCE was in compliance with all other financial covenants that affect access to capital.
Capital Investment Plan
Below are updates for large transmission and substation projects since the filing of the 2017 Form 10-K. For further information on these projects, see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Major Transmission Projects" in the year-ended 2017 MD&A.
Major Transmission Projects
Alberhill System
The Alberhill System Project would consist of constructing a new 500-kV substation, two 500-kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500-kV transmission line, telecommunication equipment and subtransmission lines in unincorporated and incorporated portions of western Riverside County. The project was designed to meet long-term forecasted electrical demand in the proposed Alberhill System Project area and to increase electrical system reliability. In April 2018 and July 2018, the CPUC issued a proposed decision and an alternate proposed decision, both denying SCE's ability to construct the Alberhill System Project based on a perceived lack of need. SCE filed comments on both proposed decisions requesting that the CPUC grant the certificate of public convenience and necessity for the Alberhill System Project. In August 2018, the CPUC directed SCE to submit supplemental information on the Alberhill System Project including details of demand and load forecasts and possible alternatives to the proposed project. Ongoing capital spending has been deferred as a result of the CPUC request for additional information and alternatives. Given the uncertainty associated with the resolution of the permitting process, potential revisions to the project have not been reflected in total direct expenditures. SCE continues to believe the Alberhill System Project is needed and is unable to predict the timing of a final CPUC decision in connection with the Alberhill System Project.
Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently-incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. Excluding land costs, which may be recovered through sale to a third party, SCE has incurred approximately $41 million of capital expenditures, including overhead costs, as of September 30, 2018, of which approximately $30 million may not be recoverable if the project is cancelled.

Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities (RPU), the municipal utility department of the City of Riverside. While RPU would be responsible for constructing some of the Project's facilities within Riverside, SCE's portion of the Project consists of constructing upgrades to its system, including a new 230-kV Substation, certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. The purpose of the Project is to provide RPU and its customers with adequate transmission capacity to serve existing and projected load, to provide long-term system capacity for load growth, and to provide needed system reliability. Due to changed circumstances since the time the Project was originally developed, SCE informed the CPUC in August 2016 that it supports revisions to the proposed Project. In April 2018, the CPUC issued a subsequent environmental impact report which included a new route alternative, different from SCE's proposed project, as the environmentally preferred project and proposed an additional underground section of the proposed 220-kV power line. In October 2018, the CPUC issued the final environmental report confirming the CPUC's new route alternative and additional underground section as the environmentally preferred project. SCE is assessing costs for its proposed project as well as new cost estimates for the alternatives included in the final environmental report. SCE anticipates a final CPUC decision on a certificate of public convenience and necessity in the second half of 2019.
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
Decommissioning of San Onofre
The decommissioning of San Onofre is expected to take many years. Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") was completed in 2005. Some spent nuclear fuel from Units 2 and 3 also were transferred to the ISFSI between 2007 and 2012. The initial planning of decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of the remaining spent nuclear fuel to the ISFSI began in 2018. However, the spent fuel transfer operations were suspended on August 3, 2018 due to an incident that occurred when an SCE contractor was loading a spent fuel canister into the ISFSI. The incident did not result in any harm to the public or workers and the canister was subsequently safely loaded into the ISFSI. SCE cannot predict when fuel transfer operations at San Onofre will recommence.
SCE cannot start major radiological decommissioning activities at Units 2 and 3 until it obtains all necessary environmental permits for decommissioning. The decommissioning cost estimate in December 2017 was $3.4 billion (SCE share is $2.6 billion) in 2017 dollars and included costs through the respective completion dates to decommission San Onofre Units 2 and 3, initially estimated to be in 2051. The decommissioning cost estimate is subject to a number of uncertainties including the cost of disposal of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government may remove spent fuel canisters from the San Onofre site, as to which there can be no assurance.
SCE had nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.7 billion and $2.8 billion as of September 30, 2018 and December 31, 2017, respectively. If the decommissioning cost estimate and assumptions regarding trust performance do not change significantly, SCE believes that future contributions to the trust funds will not be necessary. Cost increases resulting from contractual disputes or significant permitting delays, among other things, could cause SCE to materially overrun the decommissioning cost estimate and could materially impact the sufficiency of trust funds.
For further information, see "2017 Form 10-K—Management Discussion and Analysis—Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" and "2017 Form 10-K—Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Nuclear Decommissioning and Asset Retirement Obligations."
SCE Dividends
In the first quarter of 2018, SCE declared a dividend to Edison International of $212 million that was paid in June 2018. In the second quarter of 2018, SCE declared a dividend to Edison International of $100 million, of which $50 million was paid on September 30, 2018 and the remaining $50 million was paid on October 12, 2018. On August 23, 2018, SCE declared a dividend to Edison International of $264 million that will be paid on or before December 21, 2018.
The CPUC regulates SCE's capital structure which limits the dividends it may pay Edison International. Prior to July 2018, CPUC regulations allowed SCE to make distributions to Edison International as long as the common equity component of SCE’s capital structure remained at or above 48% on a 13-month weighted average basis, or otherwise satisfied the CPUC requirements. During the third quarter of 2018, SCE filed, and the CPUC made effective, a change to the calculation of the common equity component of SCE's capital structure from a 13-month to a 37-month weighted average basis to correspond with the standard period between cost of capital applications. As allowed under the Revised San Onofre Settlement Agreement, which was approved by the CPUC in July 2018, SCE excluded a $448 million after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure (see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information on the Revised San Onofre Settlement Agreement). At September 30, 2018, SCE's 37-month average common equity component of total capitalization was 50.0% and the maximum additional dividend that SCE could pay to Edison International under this limitation was $565 million, resulting in a restriction on net assets of approximately $14.7 billion.
As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature.
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
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at September 30, 2018, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations.
Some of the power procurement contracts contain provisions that require SCE to maintain an investment grade credit rating from the major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to pay the liability or post additional collateral.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2018.

(in millions)
Collateral posted as of September 30, 2018[1]	$277
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade	52
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[2]	2
Posted and potential collateral requirements	$331
1 Net collateral provided to counterparties and other brokers consisted of $265 million in letters of credit and surety bonds and $12 million of cash which was offset against net derivative liabilities on the consolidated balance sheets.

[2]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2018 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

Edison International Parent and Other
For the first and second quarters of 2018, Edison International declared dividends to common shareholders, totaling $394 million, which were paid in April and July 2018, respectively. On August 23, 2018, Edison International declared a dividend to common shareholders of $197 million that will be paid on October 31, 2018.
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
As a result of the sale of SoCore Energy, Edison Energy Group made dividend payments to Edison International Parent of $101 million in 2018.
In May 2018, Edison International Parent amended its multi-year revolving credit facility to increase the facility from $1.25 billion to $1.5 billion. At September 30, 2018, Edison International Parent had approximately $1.5 billion available under its credit facility. The credit facility is available for borrowing needs until May 2023 and contains two 1-year extension options. In January 2018, Edison International Parent issued a $500 million term loan. In March 2018, Edison International Parent issued $550 million of 4.125% senior notes. The proceeds from the March 2018 issuance were used to repay the $500 million term loan discussed above and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
A debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.70 to 1. At September 30, 2018, Edison International Parent's consolidated debt to total capitalization ratio was 0.51 to 1.
At September 30, 2018, Edison International Parent was also in compliance with all other financial covenants that affect access to capital.
Edison International Parent's credit ratings remained at investment grade levels during the first nine months of 2018. However, during the third quarter of 2018, Moody's and Fitch downgraded Edison International Parent's credit ratings due to the exposure related to wildfires. The following table summarizes Edison International Parent's current credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa1	BBB+	BBB+
Outlook	Stable	Stable	Negative
Edison International Parent's credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the December 2017 Wildfires and the Montecito Mudslides, and the underlying inverse condemnation exposure risk created by wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.

Historical Cash Flows
Southern California Edison Company

	Nine months ended September 30,
(in millions)	2018	2017[1]
Net cash provided by operating activities	2,258	2,801
Net cash provided by (used in) financing activities	340	(339)
Net cash used in investing activities	(3,074)	(2,441)
Net (decrease) increase in cash, cash equivalents and restricted cash	(476)	21

[1]	Net cash for the nine months ended September 30, 2017 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash.
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017.

	Nine months ended September 30,		Change in cash flows
(in millions)	2018	2017[4]	2018/2017
Net income	$1,210	$1,215
Non-cash items[1]	1,697	1,862
Subtotal	$2,907	$3,077	$(170)
Changes in cash flow resulting from working capital[2]	(692)	(576)	(116)
Regulatory assets and liabilities	213	560	(347)
Other noncurrent assets and liabilities[3]	(170)	(260)	90
Net cash provided by operating activities	$2,258	$2,801	$(543)

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, deferred income taxes and investment tax credits, and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, prepaid and accrued taxes, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

[4]	Cash flow for the nine months ended September 30, 2017 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash.
Net cash provided by operating activities was impacted by the following:
Net income decreased in 2018 by $5 million primarily due to higher operation and maintenance expenses related to wildfire insurance and higher net financing costs, partially offset by higher revenue due to a reimbursement for spent nuclear fuel storage costs recorded in 2018, a refund to customers for prior overcollections recorded in 2017 and higher 2018 income tax benefits.
Net cash for working capital was $(692) million and $(576) million during the nine months ended September 30, 2018 and 2017, respectively. The decrease in cash flow from changes in working capital for each period was primarily due to an increase in receivables from customers of $632 million and $370 million in 2018 and 2017, respectively.
Net cash provided by regulatory assets and liabilities, including changes in overcollections of balancing accounts was $213 million and $560 million during the nine months ended September 30, 2018 and 2017, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2018

•
BRRBA overcollections increased by $478 million during the first nine months of 2018 primarily due to a $263 million reclassification from TAMA to BRRBA to refund incremental tax benefits to customers in January 2019 and higher sales than forecasted in rates, partially offset by a refund of 2016 incremental tax benefits.

•	Higher cash due to $138 million of overcollections for the public purpose and energy efficiency programs resulting from lower program spending.

•
Higher cash from increased regulatory liabilities of approximately $269 million primarily due to the delay in the 2018 GRC decision. During the first nine months of 2018, the amounts billed to customers was largely based on the 2017 authorized GRC revenue requirement and therefore, a regulatory liability has been established to record any associated adjustments.

•
Net undercollections for ERRA and the new system generation program were $592 million and $267 million at September 30, 2018 and December 31, 2017, respectively. Net undercollections increased $325 million during the first nine months of 2018 primarily due to an increase in costs due to higher than forecasted power and gas prices experienced in 2018 and higher load requirements than forecasted in rates, partially offset by an increase in cash due to recovery of prior year undercollections.

•	TAMA overcollections decreased by $290 million primarily due to a $263 million reclassification from TAMA to BRRBA to refund customers as discussed above.

•
During the third quarter of 2018, SCE requested approval from the CPUC to track and recover wildfire related costs including insurance premiums in excess of the amounts that will be ultimately approved in the 2018 GRC decision. At September 30, 2018, SCE had a regulatory asset of $63 million related to these costs. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires."

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

Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($29 million and $47 million in 2018 and 2017, respectively) and SCE's payments of decommissioning costs ($109 million and $170 million in 2018 and 2017, respectively). See "Nuclear Decommissioning Activities" below for further discussion.
Net Cash Provided by (Used in) Financing Activities
The following table summarizes cash provided by (used in) financing activities for the nine months ended September 30, 2018 and 2017. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt."

	Nine months ended September 30,
(in millions)	2018	2017
Issuances of first and refunding mortgage bonds, net of discount and issuance costs	$2,692	$1,011
Issuance of term loan	—	300
Remarketing of pollution control bonds, net of issuance costs	—	134
Long-term debt matured or repurchased	(639)	(781)
Issuances of preference stock, net of issuance costs	—	463
Redemptions of preference stock	—	(475)
Short-term debt repayments, net of borrowings and discount	(1,137)	(441)
Payments of common stock dividends to Edison International	(474)	(382)
Payments of preferred and preference stock dividends	(96)	(99)
Other	(6)	(69)
Net cash provided by (used in) financing activities	$340	$(339)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($3.2 billion and $2.6 billion for the nine months ended September 30, 2018 and 2017, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $86 million and $117 million during the first nine months ended September 30, 2018 and 2017. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2018	2017
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$29	$47
SCE's decommissioning costs	(109)	(170)
Net cash provided by investing activities: Proceeds from sale of investments	3,017	3,974
Purchases of investments	(2,931)	(3,857)
Net cash impact	$6	$(6)
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($109 million and $170 million in 2018 and 2017, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($115 million and $164 million in 2018 and 2017, respectively).

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Nine months ended September 30,
(in millions)	2018	2017[1]
Net cash provided by (used in) operating activities	$13	$(103)
Net cash (used in) provided by financing activities	(651)	163
Net cash provided by (used in) investing activities	61	(62)
Net decrease in cash and cash equivalents	$(577)	$(2)

[1]	Net cash for the nine months ended September 30, 2017 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was impacted by the following:

•	$75 million and $7 million cash inflow from income tax refunds in 2018 and 2017, respectively.

•
$62 million and $110 million cash outflow from operating activities in 2018 and 2017, respectively, primarily due to payments relating to interest and operating costs. In addition, the cash outflow in 2017 included higher pension payments related to executive retirement plans.

Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities was as follows:

	Nine months ended September 30,
(in millions)	2018	2017
Dividends paid to Edison International common shareholders	$(591)	$(530)
Dividends received from SCE	474	382
Payment for stock-based compensation, net of receipt from stock option exercises	(9)	(129)
Issuance of long-term debt, net of discount and issuance costs	545	791
Long-term debt repayment	(15)	(401)
Short-term debt (repayments), net of borrowings and discount	(1,091)	40
Other	36	10
Net cash (used in) provided by financing activities	$(651)	$163
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities increased $123 million during the nine months of 2018 compared to 2017 primarily due to a cash inflow of $78 million from the sale of SoCore Energy in April 2018.
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

Commodity Price Risk
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $71 million and $109 million on SCE's consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
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
As of September 30, 2018, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	September 30, 2018
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$78	$—	$78

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2018	2017	2018	2017
Total operating revenue	$4,269	$3,672	$9,648	$9,100
Purchased power and fuel	2,306	1,783	4,344	3,742
Operation and maintenance	674	721	2,068	2,031
Depreciation and amortization	466	524	1,391	1,535
Property and other taxes	97	98	301	284
Impairment and other	(11)	—	60	22
Other operating income	(2)	(7)	(5)	(8)
Total operating expenses	3,530	3,119	8,159	7,606
Operating income	739	553	1,489	1,494
Interest expense	(188)	(162)	(538)	(473)
Other income and expense	76	41	176	98
Income from continuing operations before income taxes	627	432	1,127	1,119
Income tax expense (benefit)	83	(69)	43	(83)
Income from continuing operations	544	501	1,084	1,202
Net income	544	501	1,084	1,202
Preferred and preference stock dividend requirements of SCE	31	32	91	94
Other noncontrolling interests	—	(1)	(14)	(2)
Net income attributable to Edison International common shareholders	$513	$470	$1,007	$1,110
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$513	$470	$1,007	$1,110
Net income attributable to Edison International common shareholders	$513	$470	$1,007	$1,110
Basic earnings per share:
Weighted-average shares of common stock outstanding	326	326	326	326
Basic earnings per common share attributable to Edison International common shareholders	$1.57	$1.44	$3.09	$3.41
Diluted earnings per share:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	327	328	327	329
Diluted earnings per common share attributable to Edison International common shareholders	$1.57	$1.43	$3.08	$3.38
Dividends declared per common share	$0.6050	$0.5425	$1.8150	$1.6275

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2018	2017	2018	2017
Net income	$544	$501	$1,084	$1,202
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	2	5	5
Other	1	(2)	(4)	—
Other comprehensive income, net of tax	2	—	1	5
Comprehensive income	546	501	1,085	1,207
Less: Comprehensive income attributable to noncontrolling interests	31	31	77	92
Comprehensive income attributable to Edison International	$515	$470	$1,008	$1,115

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$71	$1,091
Receivables, less allowances of $56 and $54 for uncollectible accounts at respective dates	1,044	717
Accrued unbilled revenue	505	212
Inventory	261	242
Income tax receivables	167	224
Prepaid expenses	188	233
Derivative assets	77	105
Regulatory assets	913	703
Other current assets	157	202
Total current assets	3,383	3,729
Nuclear decommissioning trusts	4,330	4,440
Other investments	59	73
Total investments	4,389	4,513
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,533 and $9,355 at respective dates	40,333	38,708
Nonutility property, plant and equipment, less accumulated depreciation of $80 and $114 at respective dates	79	342
Total property, plant and equipment	40,412	39,050
Regulatory assets	5,046	4,914
Other long-term assets	333	374
Total long-term assets	5,379	5,288

Total assets	$53,563	$52,580

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Short-term debt	$103	$2,393
Current portion of long-term debt	79	481
Accounts payable	1,288	1,503
Accrued taxes	102	23
Customer deposits	297	281
Regulatory liabilities	1,599	1,121
Other current liabilities	1,251	1,266
Total current liabilities	4,719	7,068
Long-term debt	14,629	11,642
Deferred income taxes and credits	5,043	4,567
Pensions and benefits	897	943
Asset retirement obligations	2,890	2,908
Regulatory liabilities	8,463	8,614
Other deferred credits and other long-term liabilities	2,633	2,953
Total deferred credits and other liabilities	19,926	19,985
Total liabilities	39,274	38,695
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	—	19
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,541	2,526
Accumulated other comprehensive loss	(42)	(43)
Retained earnings	9,597	9,188
Total Edison International's common shareholders' equity	12,096	11,671
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Other noncontrolling interests	—	2
Total equity	14,289	13,866

Total liabilities and equity	$53,563	$52,580

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2018	2017
Cash flows from operating activities:
Net income	$1,084	$1,202
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,639	1,591
Allowance for equity during construction	(76)	(65)
Impairment and other	60	22
Deferred income taxes and investment tax credits	133	77
Other	48	17
Nuclear decommissioning trusts	(86)	(117)
Changes in operating assets and liabilities:
Receivables	(325)	(387)
Inventory	(25)	10
Accounts payable	20	(11)
Tax receivables and payables	137	(128)
Other current assets and liabilities	(424)	(40)
Regulatory assets and liabilities, net	213	560
Other noncurrent assets and liabilities	(127)	(33)
Net cash provided by operating activities	2,271	2,698
Cash flows from financing activities:
Long-term debt issued or remarketed, net of (discount) premium and issuance costs of $(63) and $1 for respective periods	3,237	2,236
Long-term debt matured	(654)	(1,182)
Preference stock issued, net	—	463
Preference stock redeemed	—	(475)
Short-term debt financing, net	(2,228)	(401)
Payments for stock-based compensation	(37)	(365)
Receipts from stock option exercises	20	201
Dividends and distributions to noncontrolling interests	(96)	(100)
Dividends paid	(591)	(530)
Other	38	(23)
Net cash used in financing activities	(311)	(176)
Cash flows from investing activities:
Capital expenditures	(3,241)	(2,674)
Proceeds from sale of nuclear decommissioning trust investments	3,017	3,974
Purchases of nuclear decommissioning trust investments	(2,931)	(3,857)
Proceeds from sale of SoCore Energy, net of cash acquired by buyer	78	—
Other	64	54
Net cash used in investing activities	(3,013)	(2,503)
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,053)	19
Cash, cash equivalents and restricted cash at beginning of period	1,132	114
Cash, cash equivalents and restricted cash at end of period	$79	$133

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2018	2017	2018	2017
Operating revenue	$4,260	$3,652	$9,617	$9,061
Purchased power and fuel	2,306	1,783	4,344	3,742
Operation and maintenance	651	690	1,996	1,945
Depreciation and amortization	466	521	1,387	1,528
Property and other taxes	96	97	298	279
Impairment and other	(10)	—	(10)	—
Other operating income	(3)	(8)	(5)	(8)
Total operating expenses	3,506	3,083	8,010	7,486
Operating income	754	569	1,607	1,575
Interest expense	(173)	(149)	(492)	(436)
Other income and expense	72	42	173	110
Income before income taxes	653	462	1,288	1,249
Income tax expense (benefit)	86	(35)	78	34
Net income	567	497	1,210	1,215
Less: Preferred and preference stock dividend requirements	31	32	91	94
Net income available for common stock	$536	$465	$1,119	$1,121

Consolidated Statements of Comprehensive Income		Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2018	2017	2018	2017
Net income	$567	$497	$1,210	$1,215
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	—	4	2
Other	—	—	(5)	—
Other comprehensive income, net of tax	1	—	(1)	2
Comprehensive income	$568	$497	$1,209	$1,217

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$39	$515
Receivables, less allowances of $56 and $53 for uncollectible accounts at respective dates	1,032	693
Accrued unbilled revenue	505	212
Inventory	261	242
Income tax receivables	230	229
Prepaid expenses	181	228
Derivative assets	77	105
Regulatory assets	913	703
Other current assets	154	160
Total current assets	3,392	3,087
Nuclear decommissioning trusts	4,330	4,440
Other investments	39	52
Total investments	4,369	4,492
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,533 and $9,355 at respective dates	40,333	38,708
Nonutility property, plant and equipment, less accumulated depreciation of $76 and $97 at respective dates	74	77
Total property, plant and equipment	40,407	38,785
Regulatory assets	5,046	4,914
Other long-term assets	216	237
Total long-term assets	5,262	5,151

Total assets	$53,430	$51,515

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2018	December 31, 2017
LIABILITIES AND EQUITY
Short-term debt	$103	$1,238
Current portion of long-term debt	79	479
Accounts payable	1,290	1,519
Accrued taxes	105	24
Customer deposits	297	281
Regulatory liabilities	1,599	1,121
Other current liabilities	1,329	1,225
Total current liabilities	4,802	5,887
Long-term debt	12,890	10,428
Deferred income taxes and credits	6,367	5,890
Pensions and benefits	446	483
Asset retirement obligations	2,890	2,892
Regulatory liabilities	8,463	8,614
Other deferred credits and other long-term liabilities	2,355	2,649
Total deferred credits and other liabilities	20,521	20,528
Total liabilities	38,213	36,843
Commitments and contingencies (Note 12)
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at each date)	2,168	2,168
Additional paid-in capital	678	671
Accumulated other comprehensive loss	(20)	(19)
Retained earnings	10,146	9,607
Total common shareholder's equity	12,972	12,427
Preferred and preference stock	2,245	2,245
Total equity	15,217	14,672

Total liabilities and equity	$53,430	$51,515

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2018	2017
Cash flows from operating activities:
Net income	$1,210	$1,215
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,632	1,581
Allowance for equity during construction	(76)	(65)
Impairment and other	(10)	—
Deferred income taxes and investment tax credits	108	337
Other	43	9
Nuclear decommissioning trusts	(86)	(117)
Changes in operating assets and liabilities:
Receivables	(337)	(389)
Inventory	(25)	11
Accounts payable	2	(16)
Tax receivables and payables	80	(146)
Other current assets and liabilities	(412)	(36)
Regulatory assets and liabilities, net	213	560
Other noncurrent assets and liabilities	(84)	(143)
Net cash provided by operating activities	2,258	2,801
Cash flows from financing activities:
Long-term debt issued or remarketed, net of (discount) premium and issuance costs of $(58) and $10 for the respective periods	2,692	1,445
Long-term debt matured	(639)	(781)
Preference stock issued, net	—	463
Preference stock redeemed	—	(475)
Short-term debt financing, net	(1,137)	(441)
Payments for stock-based compensation	(16)	(80)
Receipt from stock option exercises	8	45
Dividends paid	(570)	(481)
Other	2	(34)
Net cash provided by (used in) financing activities	340	(339)
Cash flows from investing activities:
Capital expenditures	(3,223)	(2,610)
Proceeds from sale of nuclear decommissioning trust investments	3,017	3,974
Purchases of nuclear decommissioning trust investments	(2,931)	(3,857)
Other	63	52
Net cash used in investing activities	(3,074)	(2,441)
Net (decrease) increase in cash, cash equivalents and restricted cash	(476)	21
Cash, cash equivalents and restricted cash at beginning of period	515	40
Cash, cash equivalents and restricted cash at end of period	$39	$61

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE") and Edison Energy Group, Inc. ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for subsidiaries engaged in operating competitive businesses, primarily consisting of Edison Energy, LLC ("Edison Energy") which provides energy services to commercial and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in Note 1 of "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2017 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine- month period ended September 30, 2018 are not necessarily indicative of the operating results for the full year.
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
Sale of SoCore Energy
On February 28, 2018, Edison International agreed to sell SoCore Energy LLC ("SoCore Energy"), a subsidiary of Edison Energy Group, to a third party, subject to the completion of closing conditions, which were satisfied on April 16, 2018. As a result, Edison International recognized a pre-tax loss of $62 million ($50 million after-tax) for the nine months ended September 30, 2018 and, beginning in the second quarter of 2018, the assets and liabilities of SoCore Energy were not reflected in the consolidated Edison International balance sheet.
Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Money market funds	$30	$1,024	$6	$483

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Book balances reclassified to accounts payable	$73	$64	$73	$63
Edison International's restricted cash at September 30, 2018 and December 31, 2017 was $8 million and $41 million, respectively. Restricted cash at December 31, 2017 primarily relates to funds held by SoCore Energy and its consolidated affiliates pursuant to project financing or purchase agreements, most of which lapsed before June 30, 2018. As a result of the sale of SoCore Energy, beginning in the second quarter of 2018, the assets and liabilities of SoCore Energy were not included in the consolidated Edison International balance sheet as discussed above.
The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	September 30, 2018	December 31, 2017
Edison International:
Cash and cash equivalents	$71	$1,091
Short-term restricted cash [1]	1	40
Long-term restricted cash [2]	7	1
Total cash, cash equivalents, and restricted cash	$79	$1,132
SCE:
Cash and cash equivalents	$39	$515
Total cash, cash equivalents, and restricted cash	$39	$515

[1]	Reflected in "Other current assets" on Edison International's consolidated balance sheets.

[2]	Reflected in "Other long-term assets" on Edison International's consolidated balance sheets.
Goodwill
At September 30, 2018, Edison International has $78 million of goodwill, all of which is related to its Edison Energy reporting unit. Goodwill constitutes the majority of Edison International's $104 million investment in Edison Energy. Edison International assesses goodwill through an annual goodwill impairment test, at the reporting unit level as of October 1st of each year. Edison International will update its goodwill impairment test between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value. The fair value of the Edison Energy reporting unit is estimated using the income approach, which utilizes discounted cash flow analysis based on the earnings expected to be generated in the future. This determination requires significant assumptions and estimates in forecasting future cash flows and establishing a market discount rate and a terminal value. The most critical assumption affecting the estimate of the Edison Energy reporting unit's fair value is its forecasted growth in sales to commercial and industrial customers. Edison Energy is currently in the process of updating its long-term plan. A reduction in expected future cash flows could result in a goodwill impairment.

Revenue Recognition
During the first nine months of 2018, pending the outcome of the 2018 GRC decision, SCE recognized GRC-related revenue based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and the impact of Tax Reform. The amounts billed to customers for the first nine months of 2018 were based on the 2017 authorized revenue requirement and a regulatory liability has been established to record the associated adjustments. See Note 11 for further details. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2018 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2018. SCE cannot predict the revenue requirement the CPUC will authorize or provide assurance on the timing of a final decision.

In October 2017, SCE filed its new formula rate with the FERC. In December 2017, the FERC issued an order setting the effective date of SCE's new FERC formula rate as of January 1, 2018, subject to settlement procedures and refund. Pending resolution of the FERC formula rate proceeding, SCE is recognizing revenue based on the FERC formula rate adjusted for the impact of Tax Reform and other adjustments.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2018	2017	2018	2017
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$513	$470	$1,007	$1,110
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$513	$470	$1,007	$1,110
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$1.57	$1.44	$3.09	$3.41
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$513	$470	$1,007	$1,110
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$513	$470	$1,007	$1,110
Income impact of assumed conversions	—	—	—	—
Income from continuing operations available to common shareholders and assumed conversions	$513	$470	$1,007	$1,110
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	1	2	1	3
Adjusted weighted average shares – diluted	327	328	327	329
Diluted earnings per share – continuing operations	$1.57	$1.43	$3.08	$3.38
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 3,817,072 and 1,365,671 shares of common stock for the three months ended September 30, 2018 and 2017, respectively, and 6,042,695 and 1,373,736 shares for the nine months ended September 30, 2018 and 2017, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
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
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments, and further amended the guidance in 2018. Under the new guidance, equity investments (excluding those accounted for under the equity method or those that result in consolidation) are required to be measured at fair value, with changes in fair value recognized in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments and requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial assets. Edison International and SCE adopted this guidance effective January 1, 2018. Edison International and SCE recognized a cumulative effect adjustment to increase the opening balance of retained earnings and accumulated other comprehensive loss by $5 million ($8 million pre-tax) on January 1, 2018. See Note 2 for further details.
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
In March 2017, the FASB issued an accounting standards update on the presentation of the components of net periodic benefit cost for an entity's defined benefit pension and other postretirement plans. Edison International and SCE adopted this guidance retrospectively with respect to the income statement presentation requirement and prospectively for the capitalization requirement, effective January 1, 2018. The adoption of this standard did not have a material impact on Edison International's and SCE's consolidated financial statements, but did result in the separate presentation of service costs as an operating expense and non-service costs within other income and expenses and the limitation of the capitalization of benefit costs to the service cost component. During the three and nine months ended September 30, 2017, non-service benefits totaled $8 million and $15 million, respectively, for Edison International and $9 million and $27 million, respectively, for SCE, which were reclassified from "Operation and maintenance" to "Other income and expenses." See Note 9 and Note 14 for further details.
Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued an accounting standards update related to lease accounting and further amended the standard in 2018. The new guidance is effective January 1, 2019. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. Lessees are required to recognize leases on the balance sheet as a right-of-use asset and a related lease liability, and classify the leases as either operating or finance. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustments, such as lease incentives. Edison International's operating leases will result in straight-line expense while finance leases will result in a higher initial expense pattern due to the interest component. SCE, as a regulated entity, is permitted to continue to recognize expense using the timing that conforms to the regulatory rate treatment. In accordance with the new guidance, Edison International and SCE will elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs and the practical expedient not to assess whether existing land easements are or contain a lease. Edison International and SCE will adopt this guidance effective January 1, 2019, using the modified retrospective approach, for leases that existed as of the adoption date and will elect the optional transition method not to restate periods prior to the adoption date. The adoption of this standard will increase right-of-use assets and lease liabilities in Edison International's and SCE's consolidated balance sheets. Edison International and SCE have implemented a new lease accounting system and are in the process of finalizing the quantitative impact this standard will have on the consolidated balance sheets and the lease disclosures.
The FASB issued an accounting standards update related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses. Edison International and SCE are currently evaluating the impact of this new guidance.
In January 2017, the FASB issued an accounting standards update to simplify the accounting for goodwill impairment by changing the procedural steps to apply the goodwill impairment test. After the adoption of this accounting standards update, goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Edison International will apply this guidance to goodwill impairment tests beginning in 2020.

In February 2018, the FASB issued an accounting standards update to provide entities an election to reclassify stranded tax effects resulting from Tax Reform from accumulated other comprehensive income to retained earnings. Stranded tax effects originated in December 2017 when deferred taxes were re-measured at the lower federal corporate tax rate with the impact included in operating income but the tax effects of items within accumulated other comprehensive income were not similarly adjusted. Edison International and SCE will adopt this guidance on January 1, 2019 and reclassify stranded tax effects of $10 million and $5 million, respectively, from accumulated other comprehensive income to retained earnings in the period of adoption.
In August 2018, the FASB issued an accounting standards update which aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The guidance also clarified presentation requirements for reporting implementation costs in the financial statements. The guidance is effective January 1, 2020 with early adoption permitted. Edison International and SCE are currently evaluating the impact of the guidance.
In August 2018, the FASB issued two accounting standards updates to remove, modify, and add certain disclosure requirements related to fair value measurement and employer-sponsored defined benefit pension or other postretirement plans. The guidance is effective January 1, 2020 and 2021, respectively, with early adoption permitted. Edison International and SCE are currently evaluating the impact of the guidance.
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the nine months ended September 30, 2018:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866
Net income	—	—	1,007	1,007	(11)	91	1,087
Other comprehensive income	—	6	—	6	—	—	6
Cumulative effect of accounting changes[1]	—	(5)	10	5	—	—	5
Contributions from tax equity investor	—	—	—	—	24	—	24
Common stock dividends declared ($1.8150 per share)	—	—	(591)	(591)	—	—	(591)
Dividends to noncontrolling interests	—	—	—	—	—	(91)	(91)
Stock-based compensation	—	—	(17)	(17)	—	—	(17)
Noncash stock-based compensation	15	—	—	15	—	—	15
Deconsolidation of SoCore Energy	—	—	—	—	(15)	—	(15)
Balance at September 30, 2018	$2,541	$(42)	$9,597	$12,096	$—	$2,193	$14,289

[1]
Edison International recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards updates on revenue recognition and measurement of financial instruments.

The following table provides Edison International's changes in equity for the nine months ended September 30, 2017:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$2,191	$14,187
Net income	—	—	1,110	1,110	94	1,204
Other comprehensive income	—	5	—	5	—	5
Common stock dividends declared ($1.6275 per share)	—	—	(530)	(530)	—	(530)
Dividends to noncontrolling interests	—	—	—	—	(94)	(94)
Stock-based compensation	—	—	(165)	(165)	—	(165)
Noncash stock-based compensation	15	—	—	15	—	15
Issuance of preference stock	—	—	—	—	463	463
Redemption of preference stock	—	—	(15)	(15)	(460)	(475)
Balance at September 30, 2017	$2,520	$(48)	$9,944	$12,416	$2,194	$14,610
The following table provides SCE's changes in equity for the nine months ended September 30, 2018:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,168	$671	$(19)	$9,607	$2,245	$14,672
Net income	—	—	—	1,210	—	1,210
Other comprehensive income	—	—	4	—	—	4
Cumulative effect of accounting change[1]	—	—	(5)	5	—	—
Dividends declared on common stock	—	—	—	(576)	—	(576)
Dividends declared on preferred and preference stock	—	—	—	(91)	—	(91)
Stock-based compensation	—	—	—	(9)	—	(9)
Noncash stock-based compensation	—	7	—	—	—	7
Balance at September 30, 2018	$2,168	$678	$(20)	$10,146	$2,245	$15,217

[1]
SCE recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on measurement of financial instruments.

The following table provides SCE's changes in equity for the nine months ended September 30, 2017:

	Equity Attributable to Edison International
(in millions)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,168	$657	$(20)	$9,433	$2,245	$14,483
Net income	—	—	—	1,215	—	1,215
Other comprehensive income	—	—	2	—	—	2
Dividends declared on common stock	—	—	—	(573)	—	(573)
Dividends declared on preferred and preference stock	—	—	—	(94)	—	(94)
Stock-based compensation	—	—	—	(36)	—	(36)
Noncash stock-based compensation	—	8	—	—	—	8
Issuance of preference stock	—	(12)	—	—	475	463
Redemption of preference stock	—	15	—	(15)	(475)	(475)
Balance at September 30, 2017	$2,168	$668	$(18)	$9,930	$2,245	$14,993
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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its California Public Utilities Commission ("CPUC")-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2017 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,602 MW and 4,858 MW at September 30, 2018 and 2017, respectively, and the amounts that SCE paid to these projects were $328 million and $325 million for the three months ended September 30, 2018 and 2017, respectively, and $567 million and $571 million for nine months ended September 30, 2018 and 2017, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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
The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of September 30, 2018 and December 31, 2017, consisted of investments of $400 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended September 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2018
Dividend income	*	$5	$4	$4	$4	$6
Dividend distributions	*	5	4	4	4	6
2017
Dividend income	$1	$5	$4	$4	$4	$6
Dividend distributions	1	5	4	4	4	6

	Nine months ended September 30,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2018
Dividend income	*	$15	$12	$13	$12	$18
Dividend distributions	*	15	12	13	12	18
2017
Dividend income	$14	$15	$12	$13	$12	$6
Dividend distributions	14	15	12	13	12	6
* Not applicable

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2018 and December 31, 2017, nonperformance risk was not material for Edison International and SCE.
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
The fair value of SCE's over-the-counter derivative contracts is determined using an income approach. SCE uses standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from an exchange (Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges, or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$56	$31	$(8)	$79
Other	15	21	—	—	36
Nuclear decommissioning trusts:
Stocks[2]	1,600	—	—	—	1,600
Fixed Income[3]	1,025	1,651	—	—	2,676
Short-term investments, primarily cash equivalents	144	92	—	—	236
Subtotal of nuclear decommissioning trusts[4]	2,769	1,743	—	—	4,512
Total assets	2,784	1,820	31	(8)	4,627
Liabilities at fair value
Derivative contracts	—	28	—	(20)	8
Total liabilities	—	28	—	(20)	8
Net assets	$2,784	$1,792	$31	$12	$4,619

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$9	$102	$(1)	$110
Other	495	—	—	—	495
Nuclear decommissioning trusts:
Stocks[2]	1,596	—	—	—	1,596
Fixed Income[3]	1,065	1,665	—	—	2,730
Short-term investments, primarily cash equivalents	101	72	—	—	173
Subtotal of nuclear decommissioning trusts[4]	2,762	1,737	—	—	4,499
Total assets	3,257	1,746	102	(1)	5,104
Liabilities at fair value
Derivative contracts	—	2	1	(2)	1
Total liabilities	—	2	1	(2)	1
Net assets	$3,257	$1,744	$101	$1	$5,103

[1]	Represents the netting of assets and liabilities under master netting agreements and cash collateral.

[2]	Approximately 72% and 69% of SCE's equity investments were in companies located in the United States at September 30, 2018 and December 31, 2017, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $72 million and $102 million at September 30, 2018 and December 31, 2017, respectively.

[4]
Excludes net payables of $182 million and $59 million at September 30, 2018 and December 31, 2017, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $24 million and $541 million at September 30, 2018 and December 31, 2017, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Fair value of net assets (liabilities) at beginning of period	$52	$(1,012)	$101	$(1,089)
Total realized/unrealized gains (losses):
Included in regulatory assets and liabilities[1]	(21)	120	(70)	54
Contract amendment[2]	—	—	—	143
Normal purchase and normal sale designation[3]	—	914	—	914
Fair value of net assets (liabilities) at end of period	$31	$22	$31	$22
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$7	$6	$7	$6

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[2]	Represents a tolling contract that was amended during the second quarter of 2017, which was no longer accounted for as a derivative as of September 30, 2017.

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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Congestion revenue rights
September 30, 2018	$31	$—	Auction prices	CAISO CRR auction prices	$(10.79) - $15.16
December 31, 2017	102	—	Auction prices	CAISO CRR auction prices	$(9.41) - $8.66
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	September 30, 2018		December 31, 2017
(in millions)	Carrying Value[1]	Fair Value	Carrying Value[1]	Fair Value
Edison International	$14,708	$15,160	$12,123	$13,760
SCE	12,969	13,463	10,907	12,547

[1]	Carrying value is net of debt issuance costs.
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
During the nine months ended September 30, 2018, SCE issued the following first and refunding mortgage bonds:

Description	Month of Issuance	Rate	Maturity Date	Amount (in millions)
Series 2018A	March 2018	2.90%	2021	$450
Series 2018B	March 2018	3.65%	2028	400
Series 2018C1	March 2018	4.125%	2048	400
Series 2018D	June 2018	3.40%	2023	300
Series 2018C1	June 2018	4.125%	2048	350
Series 2018E	August 2018	3.70%	2025	300
Series 2018C1	August 2018	4.125%	2048	550

[1]	The aggregate principal amount of the Series 2018C bonds totaled $1.3 billion.
The proceeds from the SCE bonds issued during the nine months ended September 30, 2018 were used to repay commercial paper borrowings and for general corporate purposes. In addition, the proceeds from the $850 million issued in August 2018 were used to repay $400 million of SCE's Series 2008B first and refunding mortgage bonds.
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
At September 30, 2018, SCE's outstanding commercial paper, net of discount, was $103 million at a weighted-average interest rate of 2.38%. At September 30, 2018, letters of credit issued under SCE's credit facility aggregated $264 million, substantially all of which are scheduled to expire in twelve months or less. At December 31, 2017, the outstanding commercial paper, net of discount, was $738 million at a weighted-average interest rate of 1.75%. In December 2017, SCE borrowed $500 million from the credit facility. The interest rate on this loan was 2.46% on December 31, 2017. In January 2018, SCE repaid its $500 million borrowing with cash on hand.
At September 30, 2018, Edison International Parent had no outstanding commercial paper. At December 31, 2017, the outstanding commercial paper, net of discount, was $639 million at a weighted-average interest rate of 1.70%. In December 2017, Edison International Parent borrowed $500 million from the credit facility. The interest rate on this loan was 2.56% on December 31, 2017. In January 2018, Edison International Parent repaid its $500 million borrowing with cash on hand.
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
Certain power contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $8 million and $1 million as of September 30, 2018 and December 31, 2017, respectively, for which SCE has posted no collateral and less than $1 million collateral at September 30, 2018 and December 31, 2017, respectively, to its counterparties for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2018, SCE would be required to post $26 million of additional collateral of which $18 million is related to outstanding payables that are net of collateral already posted.
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

	September 30, 2018
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$85	$2	$87	$28	$—	$28	$59
Gross amounts offset in the consolidated balance sheets	(8)	—	(8)	(8)	—	(8)	—
Cash collateral posted	—	—	—	(12)	—	(12)	12
Net amounts presented in the consolidated balance sheets	$77	$2	$79	$8	$—	$8	$71

	December 31, 2017
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$106	$5	$111	$3	$—	$3	$108
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted	—	—	—	(1)	—	(1)	1
Net amounts presented in the consolidated balance sheets	$105	$5	$110	$1	$—	$1	$109
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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Realized gains (losses)	$23	$(3)	$3	$(8)
Unrealized (losses) gains	(9)	116	(35)	37
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2018	December 31, 2017
Electricity options, swaps and forwards	GWh	2,320	475
Natural gas options, swaps and forwards	Bcf	77	143
Congestion revenue rights	GWh	30,154	78,765

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

The following table is a summary of SCE's revenue:

	Three months ended September 30, 2018			Three months ended September 30, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1]	$1,851	$2,255	$4,106	*	*	*
Alternative revenue programs and other operating revenue	(74)	228	154	*	*	*
Total operating revenue	$1,777	$2,483	$4,260	$1,677	$1,975	$3,652
* As discussed in Note 1, prior period amounts have not been adjusted under the modified retrospective method.

[1]
During the three months ended September 30, 2018, SCE recorded CPUC revenue based on the 2017 authorized revenue requirements adjusted for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC. These revenue adjustments are included in "Revenues from contracts with customers."

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1]	$4,921	$4,593	$9,514	*	*	*
Alternative revenue programs and other operating revenue	(96)	199	103	*	*	*
Total operating revenue	$4,825	$4,792	$9,617	$4,813	$4,248	$9,061
* As discussed in Note 1, prior period amounts have not been adjusted under the modified retrospective method.

[1]
During the nine months ended September 30, 2018, SCE recorded CPUC revenue based on the 2017 authorized revenue requirements adjusted for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC. These revenue adjustments are included in "Revenues from contracts with customers."

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
Sales and Use Taxes
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. Revenue is reflected in "Revenue from contracts with customers" in 2018 (see table above) and in "Operating revenue" in 2017 and expenses are reflected in "Operation and maintenance." SCE's franchise fees billed to customers were $47 million and $46 million for the three months ended September 30, 2018 and 2017, respectively, and $104 million and $103 million for the nine months ended September 30, 2018 and 2017, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
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
The estimated revenue expected to be recognized in the future related to SCE's performance obligations that are not completed (or partially completed) at September 30, 2018 is immaterial.

SCE's Alternative Revenue Programs
Alternative Revenue Programs – Decoupling
Rates charged to customers are based on CPUC- and FERC- authorized revenue requirements as discussed above. CPUC and FERC rates decouple authorized revenue from the volume of electricity sales. Differences between amounts collected and authorized levels are either collected from or refunded to customers and, therefore, SCE earns revenue equal to amounts authorized.
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
SCE's Contract Balances
The following table provides information about SCE's receivables, accrued unbilled revenue and contract liabilities related to contracts from customers:

(in millions)	September 30, 2018	December 31, 2017
Receivables:
Billed revenue	$907	$613
Accrued unbilled revenues	505	212
Total receivables	$1,412	$825
Contract liabilities[1]	$22	$20

[1]	Contract liabilities are included in "Other current liabilities" and "Other deferred credits and long-term liabilities" on the consolidated balance sheets.
SCE's contract receivables are shown above, gross of allowance for uncollectible accounts. Activities in the allowance for doubtful accounts for SCE's contracts with customers were as follows:

(in millions)	2018
Balance at January 1,	$36
Charged to costs and expenses	19
Write-offs	(17)
Balance at September 30,	$38
SCE's contract liabilities primarily relate to cash advances received from customers for executory services related to the use of SCE's operating assets. Revenue is recognized monthly as the services are provided.

The following table provides a summary of significant changes in SCE's contract liabilities:

(in millions)	2018
Balance at January 1,	$20
Additions	37
Revenue recognized during the period	(35)
Balance at September 30,	$22
Note 8.    Income Taxes
Current and Deferred Taxes
In December 2017, SCE recorded estimated deferred taxes related to Tax Reform related changes to bonus depreciation rules for property acquired and placed into service after September 27, 2017. In August 2018, the Internal Revenue Service and United States Treasury Department issued proposed regulations which taxpayers may rely on when determining bonus depreciation for such property. The application of the proposed regulations had an immaterial impact on Edison International's and SCE's consolidated statements of income and balance sheets.
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Edison International:
Income from continuing operations before income taxes	$627	$432	$1,127	$1,119
Provision for income tax at federal statutory rate of 21% and 35%, respectively [1]	132	151	237	392
Increase in income tax from:
State tax, net of federal benefit	26	7	21	23
Property-related[2]	(76)	(201)	(214)	(396)
Change related to uncertain tax positions	1	—	1	(17)
Shared-based compensation[3]	(1)	(4)	(1)	(50)
Other	1	(22)	(1)	(35)
Total income tax expense (benefit) from continuing operations	$83	$(69)	$43	$(83)
Effective tax rate	13.2%	(16.0)%	3.8%	(7.4)%
SCE:
Income from continuing operations before income taxes	$653	$462	$1,288	$1,249
Provision for income tax at federal statutory rate of 21% and 35%, respectively[1]	137	162	270	437
Increase in income tax from:
State tax, net of federal benefit	29	12	33	34
Property-related[2]	(76)	(201)	(214)	(396)
Change related to uncertain tax positions	(1)	(1)	(2)	(13)
Shared-based compensation[3]	(1)	(1)	(1)	(10)
Other	(2)	(6)	(8)	(18)
Total income tax expense (benefit) from continuing operations	$86	$(35)	$78	$34
Effective tax rate	13.2%	(7.6)%	6.1%	2.7%

[1]	Tax Reform reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

2 In March 2017, SCE received the final decision on claims against, and counterclaims of, Mitsubishi Heavy Industries, Inc. and related companies (together, "MHI") from the arbitration tribunal, the International Chamber of Commerce. With the resolution of the insurance claim against Nuclear Electric Insurance Limited ("NEIL") in October 2015 and the conclusion of the arbitration proceeding against MHI, a tax abandonment loss of $691 million and $1.13 billion for federal and state income tax purposes, respectively, was claimed in the first six months of 2017, resulting in a flow-through tax benefit of approximately $39 million, impacting the 2017 effective tax rate. In addition, during the third quarter of 2017, SCE recorded $70 million ($118 million pre-tax) of tax benefits related to tax accounting method changes resulting from the filing of SCE's 2016 tax returns. Incremental tax benefits related to repair deductions and tax accounting method changes are required to be flowed back to customers.
3 Includes state taxes for Edison International and SCE of $10 million and $2 million, respectively, for the nine months ended September 30, 2017.
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
Unrecognized Tax Benefits
 The following table provides a reconciliation of unrecognized tax benefits:

	Edison International		SCE
(in millions)	2018	2017	2018	2017
Balance at January 1,	$432	$471	$331	$371
Tax positions taken during the current year:
Increases	31	39	31	39
Tax positions taken during a prior year:
Increases	—	1	—	1
Decreases	(11)	(5)	(11)	(4)
Decreases for settlements during the period[1]	—	(83)	—	(78)
Balance at September 30,	$452	$423	$351	$329
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
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2015 – 2017 and 2010 – 2017, respectively. Edison International has settled all open tax positions with the IRS for taxable years prior to 2013.
It is reasonably possible that Edison International could reach a settlement with the California Franchise Tax Board for tax years 1994 – 2006 within the next six months for which incremental cash and earnings benefits could result. Upon achievement of a settlement, SCE will update its assessment of uncertain tax positions for all pending tax years. Tax years 2007 – 2009 are currently under protest with the California Franchise Tax Board.
Note 9.    Compensation and Benefit Plans
Pension Plans
Edison International made contributions of $67 million during the nine months ended September 30, 2018, which includes contributions of $52 million by SCE. Edison International expects to make contributions of $2 million during the remainder of 2018, which includes $1 million from SCE. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.

Net periodic pension expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017 [3]	2018	2017 [3]
Edison International:
Service cost	$32	$36	$96	$108
Non-service cost
Interest cost	35	41	105	123
Expected return on plan assets	(56)	(53)	(169)	(159)
Settlement costs[1]	—	—	—	8
Amortization of prior service cost	1	—	2	2
Amortization of net loss[2]	2	4	6	14
Regulatory adjustment (deferred)	2	(3)	7	(9)
Total non-service benefit	(16)	(11)	(49)	(21)
Total expense recognized	$16	$25	$47	$87
SCE:
Service cost	$31	$35	$93	$105
Non-service cost
Interest cost	32	37	96	111
Expected return on plan assets	(52)	(50)	(159)	(150)
Amortization of prior service cost	1	—	2	2
Amortization of net loss[2]	1	4	4	12
Regulatory adjustment (deferred)	2	(3)	7	(9)
Total non-service benefit	(16)	(12)	(50)	(34)
Total expense recognized	$15	$23	$43	$71

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

[2]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended September 30, 2018, and $6 million and $4 million, respectively, for the nine months ended September 30, 2018. The amount reclassified for Edison International and SCE was $3 million and $1 million, respectively, for the three months ended September 30, 2017, and $8 million and $4 million, respectively, for the nine months ended September 30, 2017.

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

Postretirement Benefits Other Than Pensions ("PBOP(s)")
Edison International made contributions of $9 million during the nine months ended September 30, 2018 and expects to make an additional $3 million of contributions during the remainder of 2018, substantially all of which are expected to be made by SCE. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans. Benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Under the terms of the Edison International Health and Welfare Benefit Plan ("PBOP Plan") each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP Plan benefits with respect to its employees and former employees. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.

Net periodic PBOP expense components for continuing operations are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017 [1]	2018	2017 [1]
Edison International:
Service cost	$10	$9	$29	$27
Non-service cost
Interest cost	21	24	63	72
Expected return on plan assets	(31)	(27)	(91)	(81)
Amortization of prior service cost	—	—	(1)	(2)
Total non-service benefit	(10)	(3)	(29)	(11)
Total expense	$—	$6	$—	$16
SCE:
Service cost	$10	$9	$29	$27
Non-service cost
Interest cost	21	24	63	72
Expected return on plan assets	(31)	(27)	(91)	(81)
Amortization of prior service cost	—	—	(1)	(2)
Total non-service benefit	(10)	(3)	(29)	(11)
Total expense	$—	$6	$—	$16

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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Stocks	—	*	$236	$1,600	$1,596
Municipal bonds	2057	662	643	752	768
U.S. government and agency securities	2067	1,270	1,235	1,317	1,319
Corporate bonds	2050	565	579	607	643
Short-term investments and receivables/payables[1]	One-year	52	110	54	114
Total		$2,549	$2,803	$4,330	$4,440

*
Effective January 1, 2018, SCE adopted an accounting standards update related to the classification and measurement of financial instruments in which equity investments are measured at fair value. See Note 1 for further information.

[1]
Short-term investments include $79 million and $29 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by October 1, 2018 and January 2, 2018 as of September 30, 2018 and December 31, 2017, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion and $1.6 billion at September 30, 2018 and December 31, 2017, respectively, and other-than-temporary impairments of $151 million and $143 million at the respective periods.
Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains at September 30, 2018 were $382 million. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.9 billion at September 30, 2018.
For the three months ended September 30, 2018 and 2017, gross realized gains were $28 million and $22 million, respectively, and gross realized losses were $7 million and $3 million, respectively. For the nine months ended September 30, 2018 and 2017, gross realized gains were $115 million and $134 million, respectively, and gross realized losses were $17 million and $19 million respectively. Unrealized gains, net of losses, for equity securities were $72 million and $62 million for the three months ended September 30, 2018 and 2017, respectively. Unrealized gains, net of losses, for equity securities were $4 million and $141 million for the nine months ended September 30, 2018 and 2017, respectively. Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2018	December 31, 2017
Current:
Regulatory balancing accounts	$694	$484
Power contracts and energy derivatives	205	203
Other	14	16
Total current	913	703
Long-term:
Deferred income taxes, net of liabilities	3,411	3,143
Pensions and other postretirement benefits	262	271
Power contracts and energy derivatives	635	799
Unamortized investments, net of accumulated amortization	116	123
San Onofre[1]	—	72
Unamortized loss on reacquired debt	157	168
Regulatory balancing accounts	204	143
Environmental Remediation	135	144
Wildfire insurance costs[2]	63	—
Other	63	51
Total long-term	5,046	4,914
Total regulatory assets	$5,959	$5,617

[1]
In accordance with the Revised San Onofre Settlement Agreement, SCE wrote down the San Onofre regulatory asset and applied $72 million of the U.S. Department of Energy ("DOE") proceeds, previously reflected as a regulatory liability in the DOE litigation memorandum account, against the remaining San Onofre regulatory asset. See Note 12 for further information.

[2]
SCE requested approval from the CPUC to track and recover wildfire related costs including insurance premiums in excess of the amounts that will be ultimately approved in the 2018 GRC decision. See Note 12 for further information.

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2018	December 31, 2017
Current:
Regulatory balancing accounts	$1,273	$1,009
Energy derivatives	41	74
Other[1]	285	38
Total current	1,599	1,121
Long-term:
Costs of removal	2,802	2,741
Re-measurement of deferred taxes	2,796	2,892
Recoveries in excess of ARO liabilities[2]	1,470	1,575
Regulatory balancing accounts	1,333	1,316
Other postretirement benefits	26	26
Other	36	64
Total long-term	8,463	8,614
Total regulatory liabilities	$10,062	$9,735

[1]
During the nine months ended September 30, 2018, SCE recorded CPUC revenue based on the 2017 authorized revenue requirements adjusted for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC. SCE recorded a regulatory liability primarily associated with these adjustments.

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

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	September 30, 2018	December 31, 2017
Asset (liability)
Energy resource recovery account	$690	$464
New system generation balancing account	(98)	(197)
Public purpose programs and energy efficiency programs	(1,283)	(1,145)
Tax accounting memorandum account and pole loading balancing account	31	(259)
Base revenue requirement balancing account	(678)	(200)
DOE litigation memorandum account[1]	(69)	(156)
Greenhouse gas auction revenue	6	(22)
FERC balancing accounts	(298)	(205)
Catastrophic event memorandum account	133	102
Other	(142)	(80)
Liability	$(1,708)	$(1,698)

[1]	Represents proceeds from the DOE resulting from its failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. See Note 12 for further discussion.

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
Southern California Wildfires
In December 2017, several wind-driven wildfires (the "December 2017 Wildfires") impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to the most recent California Department of Forestry and Fire Protection ("CAL FIRE") incident information reports, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in two fatalities. As of September 30, 2018, SCE had incurred approximately $84 million of capital expenditures related to restoration of service resulting from the December 2017 Wildfires and the Montecito Mudslides (as defined below).
Determining wildfire origin and cause is often a complex and time-consuming process and several investigations into the facts and circumstances of the Thomas Fire are believed to be ongoing. SCE has been advised that the origins and causes of the fire are being investigated by CAL FIRE and the Ventura County Fire Department. In connection with its investigation of the Thomas Fire, CAL FIRE has removed and retained certain of SCE's equipment that was located in the general vicinity of suspected ignition points of the fire. SCE expects that the Ventura County Fire Department and/or CAL FIRE will ultimately issue reports concerning the origins and causes of the Thomas Fire but cannot predict when these reports will be released. The CPUC's Safety Enforcement Division ("SED") is also conducting an investigation to assess the compliance of SCE and its facilities with applicable rules and regulations in areas impacted by the Thomas Fire. SCE cannot predict when the investigations of CAL FIRE, the Ventura County Fire Department or the SED, will be completed.
As it does in all wildfire matters in which its facilities may or are alleged to be involved, SCE is conducting its own review into the facts and circumstances of the Thomas Fire. SCE's internal review of the Thomas Fire is complex and examines various matters including possible ignition points, the location of those ignition points, fire progression and the attribution of damages to fires with separate ignition points. As its review of the Thomas Fire progresses and the Thomas Fire litigation process continues, SCE expects to obtain and review additional information, materials and physical information that are in the possession of CAL FIRE and other parties, including SCE equipment that has been retained by CAL FIRE. Based on currently available information, SCE believes that the Thomas Fire had at least two separate ignition points, one near Koenigstein Road in the City of Santa Paula and the other somewhere in the Anlauf Canyon area of Ventura County.
With respect to the Koenigstein Road ignition point, witnesses have reported that a fire ignited in the vicinity of an SCE power pole, and SCE believes that its equipment was associated with this ignition. CAL FIRE has removed equipment located in the general vicinity of Koenigstein Road and SCE has not been able to inspect it. SCE is continuing to assess the progression of the fire from the Koenigstein Road ignition point and the extent of damages that may be attributable to that ignition. At this time, based on available information, SCE has not determined whether the ignition in the Anlauf Canyon area involved SCE equipment. CAL FIRE has removed equipment located in the Anlauf Canyon area and SCE has not been able to inspect it.
Edison International and SCE expect to incur a material loss in connection with the Thomas Fire. However, given the uncertainty as to the contributing causes of the Thomas Fire, the complexities associated with multiple ignition points and the potential for separate damages to be attributable to fires ignited at separate ignition points, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred in connection with the Thomas Fire, but anticipate being able to do so when sufficient additional information becomes available. Such additional information is expected to become available from multiple external sources, during the course of litigation, and from SCE's ongoing internal review, including, among other things, information regarding the extent of damages that may be attributable to any ignition determined to have been substantially caused by SCE's equipment, information that may be obtained from the equipment in CAL FIRE's possession and information pertaining to fire progression, suppression activities, alleged damages and insurance claims.
The extent of potential liability for December 2017 Wildfire-related damages depends on a number of factors, including whether SCE substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. Certain California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in November 2017, the CPUC issued a decision denying SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that SDG&E did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. In July 2018, the CPUC denied both SDG&E's application for rehearing on its cost recovery request and a joint application for rehearing filed by SCE and PG&E limited to the applicability of inverse condemnation principles in the same proceeding. SDG&E has petitioned the California Court of Appeal to review the CPUC's denial of SDG&E's application. SCE has filed an amicus brief in support of SDG&E's position on the applicability of inverse condemnation. The petition, which is being opposed by the CPUC and other parties, remains pending.
When inverse condemnation is held to be applicable to a utility, the utility may be held strictly liable for property damages and associated interest and attorneys' fees. If inverse condemnation is held to be inapplicable to SCE in connection with the December 2017 Wildfires, SCE could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's alleged negligence. If SCE is found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, medical expenses, and personal injury/wrongful death claims. These potential liabilities, in the aggregate, will be material. Additionally, SCE could potentially be subject to fines for alleged violations of CPUC rules and laws in connection with the December 2017 Wildfires.
SCE is aware of multiple lawsuits filed related to the Thomas Fire naming SCE as a defendant. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. By order of the Chair of the California Judicial Council, the lawsuits are being coordinated in the Los Angeles Superior Court. On October 4, 2018, the Superior Court denied Edison International's and SCE's challenge to the application of inverse condemnation to SCE. SCE is assessing the availability of potential challenges to this ruling. SCE expects to be the subject of additional lawsuits related to the Thomas Fire. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.
Additionally, in July 2018 and September 2018, two separate derivative lawsuits for breach of fiduciary duties and unjust enrichment were filed in the Los Angeles Superior Court against certain current and former members of the Boards of Directors of Edison International and SCE (collectively, the "Individual Defendants"). Edison International and SCE are identified as nominal defendants in those actions. The derivative lawsuits generally allege that the Individual Defendants violated their fiduciary duties by causing or allowing SCE to operate in an unsafe manner in violation of relevant regulations, resulting in substantial liability and damage from the December 2017 Wildfires and the Montecito Mudslides.
For events that occurred in 2017, principally the December 2017 Wildfires, SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period. Should responsibility for a significant portion of the damages related to the December 2017 Wildfires be attributed to SCE, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover some or all of its uninsured damages through electric service rates if, for example, the CPUC finds that the damages were incurred because SCE did not prudently manage its facilities.
Edison International and SCE are pursuing legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting damages in rates. In September 2018, California Senate Bill 901 ("SB 901") was signed by the Governor of California. Although SB 901 does not address the strict liability standard imposed by courts in inverse condemnation actions, the bill as enacted introduces a number of considerations the CPUC can apply to determine whether costs are recoverable in rates for wildfires occurring on or after January 1, 2019, including, among other things, the utility's actions, circumstances beyond the utility's control and the impact of extreme climate conditions. SB 901 requires investor-owned utilities to prepare annually, for CPUC approval, wildfire risk mitigation plans, and, compliance with an approved plan is one factor the CPUC can consider in addressing cost recovery. SB 901 also calls for a commission on Catastrophic Wildfire Cost and Recovery to be formed to examine, among other things, the allocation of catastrophic wildfire costs in an equitable manner. Edison International and SCE cannot predict whether or when a comprehensive solution mitigating the significant risk faced by a California investor-owned utility related to wildfires will be achieved.
Current Wildfire Insurance Coverage
SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence, for events that may occur during the period June 1, 2018 through May 31, 2019. SCE may obtain additional wildfire insurance for portions of this time period in the future. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period or in the event of an exceptionally large wildfire.
SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the December 2017 Wildfires. Based on policies currently in effect, SCE anticipates that its wildfire insurance expense, prior to any regulatory deferrals, will total approximately $237 million during 2018. SCE has requested approval from the CPUC for regulatory mechanisms to track and recover wildfire insurance premiums in excess of the amounts that are ultimately approved in the 2018 GRC decision. As of September 30, 2018, SCE has a regulatory asset of $63 million related to wildfire insurance costs and believes that such amounts are probable of recovery.
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
The inquiry into whether the Thomas Fire proximately caused or contributed to the Montecito Mudslides, the source of ignition of the portion of the Thomas fire that burned through the Montecito area and other factors that contributed to the Montecito Mudslides is complex and time consuming. Many other factors, including, among other things, weather conditions and insufficiently or improperly designed and maintained roads, bridges and other channel crossings, could have contributed to or exacerbated the losses that resulted from the Montecito Mudslides. While SCE is not aware of any governmental agency that is investigating the causes of the Montecito Mudslides, SCE is conducting its own review of the factors that potentially contributed to the losses that resulted from the Montecito Mudslides.
At this time, based on available information, SCE has not been able to determine the source of ignition of the portion of the Thomas fire that burned through the Montecito area. In the event that SCE is determined to have caused the fire that spread to the Montecito area, SCE cannot predict whether the courts will conclude that the Montecito Mudslides were caused or contributed to by the Thomas Fire or that SCE is liable for damages caused by the Montecito Mudslides. As a result, Edison International and SCE are currently unable to predict the outcome of the claims made against SCE and Edison International arising from the Montecito Mudslides or reasonably estimate a range of losses that may be incurred. If it is determined that SCE is liable for damages caused by the Montecito Mudslides, SCE will incur a material loss. SCE's insurance coverage for such losses may be limited to its wildfire insurance. In January 2018, SCE also had other general liability insurance coverage of approximately $450 million, but it is uncertain whether these other policies would apply to liabilities alleged to be related to the Montecito Mudslides. Additionally, if SCE is determined to be liable for a significant portion of costs associated with the Montecito Mudslides, SCE's insurance may not be sufficient to cover all such damages. In addition, SCE may not be authorized to recover some or all its uninsured damages through electric service rates if, for example, the CPUC finds that the damages were incurred because SCE did not prudently manage its facilities.
If it is ultimately determined that SCE is legally responsible for damages caused by the Montecito Mudslides and inverse condemnation is held to be applicable to SCE with respect to such damages, SCE may be held liable for resulting property damages and associated interest and attorneys' fees. If inverse condemnation is held to be inapplicable to SCE in connection with the Montecito Mudslides, SCE could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's alleged negligence. If SCE is found negligent, SCE could also be held liable for, among other things, business interruption losses, evacuation costs, clean-up costs, medical expenses and personal injury/wrongful death claims associated with the Montecito Mudslides. These potential liabilities, in the aggregate, will be material. SCE cannot predict whether it will be subjected to regulatory fines related to the Montecito Mudslides.
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
San Onofre CPUC Proceeding
On January 30, 2018, SCE, SDG&E, The Alliance for Nuclear Responsibility, The California Large Energy Consumers Association, California State University, Citizens Oversight dba Coalition to Decommission San Onofre, the Coalition of California Utility Employees, the Direct Access Customer Coalition, Ruth Henricks, the CPUC's Public Advocates Office, The Utility Reform Network, and Women's Energy Matters (the "OII Parties") entered into a Revised San Onofre Settlement Agreement (the "Revised San Onofre Settlement Agreement") to resolve the CPUC's investigation regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre in the San Onofre Order Instituting Investigation ("OII") proceeding.
In July 2018, the CPUC approved all of the terms of the Revised San Onofre Settlement Agreement other than a provision under which SCE agreed to fund $10 million for a research, development and demonstration program intended to develop technologies and methodologies to reduce greenhouse gas emissions (the "Modification"). The Revised San Onofre Settlement Agreement with the Modification became effective on August 2, 2018. All issues under consideration in the San Onofre OII have been resolved.
Disallowances, Refunds and Recoveries
SCE and SDG&E (the "Utilities") agreed in the Revised San Onofre Settlement Agreement to cease rate recovery of San Onofre costs once their combined remaining San Onofre regulatory assets equal $775 million. The CPUC granted SCE's request to reduce the San Onofre regulatory asset by applying approximately $72 million of proceeds received from litigation with the DOE related to DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. As a result, the combined San Onofre regulatory asset balance for the Utilities reached $775 million on December 19, 2017 and SCE ceased recovery of San Onofre costs in rates beginning on December 20, 2017. SCE has refunded to customers approximately $155 million of San Onofre-related amounts recovered in rates on and after December 20, 2017. SCE will retain amounts collected under the Prior San Onofre Settlement Agreement before December 20, 2017. SCE will also retain $47 million of proceeds received in 2017 from arbitration with MHI over MHI's delivery of faulty steam generators. See Note 11 for additional information.
In the Revised San Onofre Settlement Agreement, SCE retains the right to sell its stock of nuclear fuel and not share such proceeds with customers. SCE intends to sell its nuclear fuel inventory as market conditions warrant. Proceeds from sales of nuclear fuel may be significant.
The Revised San Onofre Settlement Agreement also provides for certain exclusions from the determination of SCE's ratemaking capital structure. Notwithstanding that SCE will no longer recover its San Onofre regulatory asset, the debt borrowed to finance the regulatory asset will continue to be excluded from SCE's ratemaking capital structure. Additionally, SCE may exclude the after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure.

Additional Challenges related to the Settlement of San Onofre CPUC OII Proceeding
A federal lawsuit challenging the CPUC's authority to permit rate recovery of San Onofre costs and an application to the CPUC for rehearing of its decision approving a November 2014 settlement agreement in the San Onofre OII were filed in November and December 2014, respectively. In April 2015, the federal lawsuit was dismissed with prejudice and the plaintiffs in that case appealed the dismissal to the Ninth Circuit Court of Appeals in May 2015. On September 10, 2018, as part of the Revised San Onofre Settlement Agreement, the plaintiffs filed a motion with the Ninth Circuit to dismiss this case with prejudice. The CPUC is opposing the motion. The Ninth Circuit has not yet ruled on the plaintiff's motion to dismiss.
In July 2015, a purported securities class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its then Chief Financial Officer. The complaint was later amended to include SCE's former President as a defendant. The lawsuit alleges that the defendants violated the securities laws by failing to disclose that Edison International had ex parte contacts with CPUC decision-makers regarding the San Onofre OII that were either unreported or more extensive than initially reported. The complaint covers a class of persons who acquired Edison International common stock between March 21, 2014 and August 10, 2015. In September 2016, the federal court granted defendants' motion to dismiss the complaint, with an opportunity for plaintiff to amend the complaint. Plaintiff filed a second amended complaint in October 2016, which the federal court dismissed again with an opportunity for the plaintiff to amend the complaint. Plaintiff filed a third amended complaint in May 2017. In March 2018, the federal court dismissed the third amended complaint with prejudice and entered judgment in defendants' favor. Plaintiff has appealed the dismissal.
In November 2015, a purported class action lawsuit was filed in federal court against Edison International, its then Chief Executive Officer and its Treasurer by an Edison International employee, alleging claims under the Employee Retirement Income Security Act. The complaint purports to be filed on behalf of a class of Edison International employees who were participants in the Edison 401(k) Savings Plan and invested in the Edison International Stock Fund between March 27, 2014 and June 24, 2015. The complaint alleges that defendants breached their fiduciary duties because they knew or should have known that investment in the Edison International Stock Fund was imprudent because the price of Edison International common stock was artificially inflated due to Edison International's alleged failure to disclose certain ex parte communications with CPUC decision-makers related to the San Onofre OII. In July 2016, the federal court granted the defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed an amended complaint in July 2016, which dismissed Edison International as a named defendant and the remaining defendants filed a motion to dismiss in August 2016. In June 2017, the federal court again granted defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff filed another amended complaint in July 2017. Defendants filed a motion to dismiss the amended complaint and, in May 2018, the federal court again granted defendants' motion to dismiss the lawsuit with an opportunity for the plaintiff to amend her complaint. Plaintiff elected not to amend her complaint and the federal court granted judgment in favor of the defendants in August 2018. Plaintiff has appealed the judgment.
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
At September 30, 2018, SCE's recorded estimated minimum liability to remediate its 21 identified material sites (sites with a liability balance at September 30, 2018, in which the upper end of the range of the costs is at least $1 million) was $136 million, including $90 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance as of September 30, 2018, for which the total minimum recorded liability was $4 million. Of the $140 million total environmental remediation liability for SCE, $135 million has been recorded as a regulatory asset. SCE expects to recover $43 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $92 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $138 million and $7 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $20 million. Costs incurred for the nine months ended September 30, 2018 and 2017 were $7 million and $6 million, respectively.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million (SCE share $124 million, which included reimbursement for approximately $2 million in legal and other costs), to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. In August 2018, the CPUC approved SCE's proposal to return the SCE share of the award to customers based on the amount that customers actually contributed for fuel storage costs; resulting in approximately $105.6 million of the SCE share being returned to customers and the remaining $16.6 million being returned to shareholders. Of the $105.6 million, $71.6 million was applied against the remaining San Onofre Regulatory Asset in accordance with the Revised San Onofre Settlement Agreement. See Note 11 for further information.

The April 2016 settlement also provided for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE may submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process made additional legal action to recover damages incurred in 2014 –2016 unnecessary. The first such claim covering damages for 2014 – 2015 was filed on September 30, 2016 for approximately $56 million. In February 2017, the DOE reviewed the 2014 – 2015 claim submission and reduced the original request to approximately $43 million (SCE share was approximately $34 million). SCE accepted the DOE's determination, and the government paid the 2014 – 2015 claim under the terms of the settlement. In October 2017, SCE filed a claim covering damages for 2016 for approximately $58 million. In May 2018, the DOE approved reimbursement of approximately $45 million (SCE share was approximately $35 million) of SCE's 2016 damages, not allowing recovery of approximately $13 million. SCE accepted the DOE's determination, and the government paid the 2016 claim under the terms of the settlement. The damages awards are subject to CPUC review as to how the amounts will be refunded among customers, shareholders, or to offset other costs.
Note 13.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$(44)	$(48)	$(43)	$(53)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	2	5	5
Other[2]	1	(2)	(4)	—
Change	2	—	1	5
Ending Balance	$(42)	$(48)	$(42)	$(48)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

[2]
Edison International recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on the measurement of financial instruments. See Note 1 for further information.

SCE's accumulated other comprehensive loss, net of tax consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Beginning balance	$(21)	$(18)	$(19)	$(20)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	—	4	2
Other[2]	—	—	(5)	—
Change	1	—	(1)	2
Ending Balance	$(20)	$(18)	$(20)	$(18)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

[2]
SCE recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on the measurement of financial instruments. See Note 1 for further information.

Note 14.    Other Income and Expenses
Other income and expenses are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
SCE other income and (expenses):
Equity allowance for funds used during construction	$32	$24	$76	$65
Increase in cash surrender value of life insurance policies and life insurance benefits	16	12	30	34
Interest income	6	3	15	5
Net periodic benefit income – non-service components	26	9	79	27
Civic, political and related activities and donations	(9)	(6)	(25)	(17)
Other	1	—	(2)	(4)
Total SCE other income and (expenses)	72	42	173	110
Other income and (expenses) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	—	(1)	(1)	(12)
Other	4	—	4	—
Total Edison International other income and (expenses)	$76	$41	$176	$98
Note 15.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$509	$453	$466	$421
Tax (refunds) payments, net	(92)	13	(17)	20
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$197	$177	$314	$191
Preferred and preference stock	—	1	—	1
SCE's accrued capital expenditures at September 30, 2018 and 2017 were $421 million and $319 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2018. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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
As of October 26, 2018, SCE was aware of at least 102 lawsuits, representing approximately 2,000 plaintiffs, related to the Thomas Fire naming SCE as a defendant. Thirty-eight of these lawsuits also name Edison International as a defendant and at least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. By order of the Chair of the California Judicial Council, the lawsuits have been coordinated in the Los Angeles Superior Court.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires."
Montecito Mudslides Litigation
In January 2018, torrential rains in Santa Barbara County produced mudslides and flooding in Montecito and surrounding areas. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in at least 21 fatalities, with two additional fatalities presumed.
Fifty-five of the 102 lawsuits mentioned under "December 2017 Wildfires Litigation" above allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Twenty-one of the 55 Montecito Mudslides lawsuits also name Edison International as a defendant. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. By order of the Chair of the California Judicial Council, the Thomas Fire and Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires."

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the third quarter of 2018.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	66,797	$65.69	—	—
August 1, 2018 to August 31, 2018	315,995	$67.76	—	—
September 1, 2018 to September 30, 2018	108,189	$67.50	—	—
Total	490,981	$67.42	—	—

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

OTHER INFORMATION
Amendment of Bylaws
On October 25, 2018, the Boards of Directors of Edison International and SCE amended the Bylaws of Edison International and SCE, respectively, to delete Article IV, Section 7, which addressed the authority to determine officer compensation. The authority to determine officer compensation is addressed in each company’s Charter for the Compensation and Executive Personnel Committee of the Board. The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the revised Bylaws, which are filed as Exhibits 3.1 and 3.2 to this report and are incorporated herein by reference.
Director Election
On October 25, 2018, the Boards of Directors of Edison International and SCE elected Brian Keith Trent to serve as an independent Director of Edison International and of SCE, effective October 25, 2018. Mr. Trent will serve on the Boards' Audit and Finance, Operations and Safety Oversight Committees.
Edison International has issued a press release announcing the election of Mr. Trent to the Boards. A copy of the press release is attached as Exhibit 99.1 to this report.
There is no arrangement or understanding between Mr. Trent and any other person pursuant to which he was elected as a Director. In connection with his service, Mr. Trent will be compensated as a non-employee Director pursuant to the Edison International and SCE Director Compensation Schedule. Mr. Trent’s initial equity award pursuant to the Director Compensation Schedule will be pro-rated to reflect that he is joining the Boards in the fourth quarter of the fiscal year. Mr. Trent does not have any relationship or related party transaction with Edison International or SCE that would require disclosure pursuant to Item 404(a) of Regulation S-K.

EXHIBITS

Exhibit Number	Description

3.1	Bylaws of Edison International, as amended effective October 25, 2018

3.2	Bylaws of Southern California Edison Company, as amended effective October 25, 2018

10.1	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 23, 2018

10.2	Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective December 9, 2015 (as amended)

10.3	Edison International 2008 Executive Retirement Plan, as amended and restated effective August 24, 2016 (as amended)

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

99.1	EIX Press release, dated October 25, 2018

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2018, filed on October 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2018, filed on October 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	October 30, 2018	Date:	October 30, 2018