Form 10-K
period 2018-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2019-02-28
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Edison International        Yes ☐ No ☑    Southern California Edison Company        Yes ☐ No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 29, 2018, the last business day of the most recently completed second fiscal quarter:
Edison International    Approximately $20.6 billion    Southern California Edison Company    Wholly owned by Edison International

Common Stock outstanding as of February 26, 2019:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares (wholly owned by Edison International)
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Proxy Statement relating to registrants' joint 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

UNRESOLVED STAFF COMMENTS	127	Part I, Item 1B
PROPERTIES	127	Part I, Item 2
LEGAL PROCEEDINGS	127	Part I, Item 3
Thomas Fire Litigation	127
Montecito Mudslides Litigation	128
Woolsey Fire Litigation	128
MINE SAFETY DISCLOSURES	128	Part I, Item 4
EXECUTIVE OFFICERS OF EDISON INTERNATIONAL	128	Part III, Item 10
EXECUTIVE OFFICERS OF SOUTHERN CALIFORNIA EDISON COMPANY	130	Part III, Item 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	130	Part III, Item 10
EXECUTIVE COMPENSATION	131	Part III, Item 11
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	131	Part III, Item 12
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	131	Part III, Item 13
PRINCIPAL ACCOUNTANT FEES AND SERVICES	131	Part III, Item 14
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	132	Part II, Item 5
Purchases of Equity Securities by Edison International and Affiliated Purchasers	132
Comparison of Five-Year Cumulative Total Return	133
FORM 10-K SUMMARY	133	Part IV, Item 16
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	133	Part IV, Item 15
Exhibit Index	134
Schedules Supplementing Financial Statements	138
SIGNATURES	144

This is a combined Form 10-K separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

v

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Montecito Mudslides and the Woolsey Fire, collectively
AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
bonus depreciation	Federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
CAL FIRE	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
DERs	distributed energy resources
DOE	U.S. Department of Energy
DRP	Distributed Resources Plan
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that provides energy services to commercial and industrial customers
Edison Energy Group	Edison Energy Group, Inc., a wholly-owned subsidiary of Edison International, is a holding company for Edison Energy, LLC
EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
Electric Service Provider	an entity that offers electric power and ancillary services to customers that take final delivery of electric power and do not resell the power
ERRA	Energy Resource Recovery Account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement to be filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting to be held on April 25, 2019
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc. and related companies
Montecito Mudslides	mudslides and flooding in Montecito, Santa Barbara County, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWdc	megawatts measured for solar projects representing the accumulated peak capacity of all the solar modules

NDCTP	Nuclear Decommissioning Cost Triennial Proceeding
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NOL	net operating loss
NRC	Nuclear Regulatory Commission
OII	Order Instituting Investigation
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

Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PAO	CPUC's Public Advocates Office (formerly known as the Office of Ratepayer Advocates or ORA)
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
Prior San Onofre Settlement Agreement	San Onofre OII Settlement Agreement by and among TURN, PAO, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014
Revised San Onofre Settlement Agreement	Revised San Onofre OII Settlement Agreement among OII Parties, dated January 30, 2018 and modified on August 2, 2018
ROE	return on common equity
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018
TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in Ventura County in December 2017
TOU	Time-Of-Use
TURN	The Utility Reform Network
US EPA	The U.S. Environmental Protection Agency
WMP
a wildfire mitigation plan required to be filed annually under California Senate Bill 901 to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment

Woolsey Fire	a wind-driven fire that originated in Ventura County in November 2018

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•
ability of SCE to recover its costs through regulated rates, including costs related to uninsured wildfire-related and mudslide-related liabilities and capital spending incurred prior to formal regulatory approval;

•
ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including determinations of authorized rates of return or return on equity, the 2018 GRC, the GS&RP application, the recoverability of wildfire-related and mudslide- related costs, and delays in regulatory actions;

•	ability of Edison International or SCE to borrow funds and access the bank and capital markets on reasonable terms;

•	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or outlook;

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

•
risks associated with the operation of transmission and distribution assets and power generating facilities, including public and employee safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;

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

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report. Readers are urged to read this entire report, including information incorporated by reference, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE provide direct links to certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings at www.edisoninvestor.com (SCE Regulatory Highlights) so that such filings, rulings and notices are available to all investors. Edison International and SCE post or provide direct links to certain documents and information related to Southern California wildfires which may be of interest to investors at www.edisoninvestor.com (Southern California Wildfires) in order to publicly disseminate such information. Edison International and SCE also routinely post or provide direct links to presentations, documents and other information that may be of interest to investors at www.edisoninvestor.com (Events and Presentations) in order to publicly disseminate such information. The information contained on, or connected to, the Edison investor website is not incorporated by reference into this report.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE and Edison Energy Group. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for Edison Energy which is engaged in the competitive business of providing energy services to commercial and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all the information contained in this report relates to both filers.

(in millions)	2018	2017	2018 vs 2017 Change	2016
Net (loss) income attributable to Edison International
Continuing operations
SCE	$(310)	$1,012	$(1,322)	$1,376
Edison International Parent and Other	(147)	(447)	300	(77)
Discontinued operations	34	—	34	12
Edison International	(423)	565	(988)	1,311
Less: Non-core items
SCE
Wildfire-related claims, net of recoveries	(1,825)	—	(1,825)	—
Impairment and other	9	(448)	457	—
Settlement of 1994 – 2006 California tax audits	66	—	66	—
Re-measurement of deferred taxes	—	(33)	33	—
Edison International Parent and Other
Re-measurement of deferred taxes	—	(433)	433	—
Sale of SoCore Energy and other	(46)	13	(59)	5
Settlement of 1994 – 2006 California tax audits	(12)	—	(12)	—
Discontinued operations	34	—	34	12
Total non-core items	(1,774)	(901)	(873)	17
Core earnings (losses)
SCE	1,440	1,493	(53)	1,376
Edison International Parent and Other	(89)	(27)	(62)	(82)
Edison International	$1,351	$1,466	$(115)	$1,294
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

Edison International's 2018 earnings decreased $988 million, driven by a decrease in SCE's earnings of $1,322 million, partially offset by a decrease in Edison International Parent and Other losses of $300 million, and $34 million income from discontinued operations. SCE's lower net income consisted of $1,269 million of higher non-core losses and $53 million of lower core earnings. The decrease in core earnings was due to the impact of the July 2017 cost of capital decision on GRC revenue, higher operation and maintenance expenses related to wildfire insurance premiums and vegetation management and higher net financing costs, partially offset by higher income tax benefits.
Edison International Parent and Other losses from continuing operations for 2018 consisted of $62 million of higher core losses and $362 million of lower non-core losses. The increase in core losses in 2018 was due to income tax benefits in 2017 related to stock option exercises, net operating loss carrybacks from the filing of the 2016 tax returns in 2017, the 2017 settlement of federal income tax audits for 2007 – 2012 and the impact of Tax Reform on pre-tax losses, partially offset by a California tax audit settlement and the absence of SoCore Energy losses due to its sale in April 2018.
In the fourth quarter of 2018, Edison International reached a settlement with the California Franchise Tax Board for tax years 1994 – 2006. Edison International and SCE also updated their uncertain tax positions to reflect the settlement. Certain components of the settlement related to ongoing business activity of Edison International and SCE and are reflected in core earnings. Other components of the settlement related to legacy businesses of Edison International with no ongoing operations or tax positions that are no longer indicative of Edison International or SCE's ongoing earnings and are reflected in discontinued operations and non-core earnings, respectively. Overall, the settlement of the 1994 – 2006 California tax audits resulted in total tax benefits of $103 million at Edison International ($15 million core earnings, $54 million non-core earnings and $34 million earnings from discontinued operations) and $70 million at SCE ($4 million core earnings and $66 million non-core earnings).
Consolidated non-core items for 2018 and 2017 for Edison International included:

•	Charge of $2.5 billion ($1.8 billion after-tax) in 2018 for SCE's wildfire-related claims, net of expected recoveries from insurance and FERC customers.

•
Loss of $56 million ($46 million after-tax) in 2018 for Edison International Parent and Other primarily related to sale of SoCore Energy in April 2018 and income of $21 million ($13 million after-tax) in 2017 related to losses (net of distributions) allocated to tax equity investors under the HLBV accounting method. For further information on HLBV, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

•
Income of $12 million ($9 million after-tax) in 2018 and charge of $716 million ($448 million after-tax) in 2017 for SCE related to the Revised San Onofre Settlement Agreement. For further information, see "—Permanent Retirement of San Onofre" below.

•
Income tax expense of $12 million, an income tax benefit of $66 million and an income tax benefit of $34 million in 2018 for Edison International Parent and Other, SCE and discontinued operations, respectively, related to the settlement of the 1994 – 2006 California tax audits discussed above.

•
Charges of $433 million in 2017 for Edison International Parent and Other and $33 million for SCE from the re-measurement of deferred taxes as a result of the Tax Cuts and Jobs Act ("Tax Reform"). For further information, see "— Tax Reform" below.

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.
2018 General Rate Case
SCE's GRC proceeding, for the three-year period 2018 – 2020, is pending. SCE has requested a revenue requirement of $5.534 billion for its test year of 2018, a $106 million decrease from the 2017 GRC authorized revenue requirement, and revenue requirements for the post-test years of 2019 and 2020 of $5.965 billion and $6.468 billion, respectively.
In the absence of a 2018 GRC decision, SCE has recognized revenue in 2018 and is recognizing revenue in 2019 based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and Tax Reform. The CPUC has approved the establishment of a GRC memorandum account and the 2018 and 2019 revenue requirements adopted by the CPUC will be effective as of January 1, 2018 and January 1, 2019, respectively.
SCE accounts for regulatory decisions in the discrete period in which they are received and, accordingly, will record the impact of the 2018 GRC decision when a decision is received. SCE cannot predict the revenue requirements the CPUC will authorize or provide assurance on the timing of a final decision.

Southern California Wildfires and Mudslides
Approximately 35% of SCE's service territory is in areas identified as high fire risk by SCE. Multiple factors have contributed to increased wildfires, faster progression of wildfires and the increased damage from wildfires across SCE's service territory and throughout California. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires.
In December 2017 and November 2018, wind-driven wildfires impacted portions of SCE's service territory, causing substantial damage to both residential and business properties and service outages for SCE customers. The largest of the 2017 fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. The largest of the 2018 fires, known as the Woolsey Fire, originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to CAL FIRE information, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in two fatalities, while the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three fatalities.
Multiple lawsuits related to the Thomas Fire and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas Fire-related lawsuits claim that SCE and Edison International have responsibility for the damages caused by the Montecito Mudslides based on a theory that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 fatalities, with two additional fatalities presumed.
Investigations into the causes of the 2017/2018 Wildfire/Mudslide Events are ongoing and final determinations of liability would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a charge to be accrued under accounting standards. Based on SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events and have accrued a charge, before recoveries and taxes, of $4.7 billion in the fourth quarter of 2018. This charge corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available.
Edison International and SCE will seek to offset any actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. In the fourth quarter of 2018, Edison International and SCE also recorded expected recoveries from insurance of $2.0 billion and expected recoveries through electric rates of $135 million, which is the FERC portion of the $4.7 billion charge it accrued. The net charge to earnings recorded was $1.8 billion after-tax. SCE believes that in light of the CPUC's decision in cost recovery proceedings involving SDG&E, arising from a 2007 wildfire in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in future wildfire cost-recovery proceedings. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.
Edison International and SCE continue to pursue legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting costs in electric rates. However, Edison International and SCE cannot predict whether or when there will be a comprehensive solution mitigating the significant risk faced by California investor-owned utilities related to wildfires.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" and "Legal Proceedings."

Permanent Retirement of San Onofre
An ongoing CPUC OII proceeding regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre was resolved in 2018 through the execution of the Revised San Onofre Settlement Agreement. In connection with the Revised San Onofre Settlement Agreement, and in exchange for the release of certain San Onofre-related claims, SCE and SDG&E entered into a Utility Shareholder Agreement, in which SCE agreed to pay SDG&E the amounts SDG&E would have received in rates under the Prior San Onofre Settlement Agreement but will not receive upon the implementation of the Revised San Onofre Settlement Agreement. In the fourth quarter of 2017, SCE incurred a charge of $716 million ($448 million after-tax) to adjust regulatory assets and liabilities based on the probable approval of the Revised San Onofre Settlement Agreement and to record an accrued liability of $143 million for the estimated present value of the obligation due to SDG&E under the Utility Shareholder Agreement.
In July 2018, the CPUC approved all of the terms of the Revised San Onofre Settlement Agreement other than a provision under which SCE agreed to fund $10 million for a research, development and demonstration program intended to develop technologies and methodologies to reduce GHG emissions (the "Modification"). The Revised San Onofre Settlement Agreement with the Modification became effective on August 2, 2018, and SCE recorded a benefit related to the Modification during the third quarter of 2018.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Permanent Retirement of San Onofre."
Tax Reform
In December 2017, Tax Reform was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 35% to 21% and is generally effective beginning January 1, 2018. Certain provisions of Tax Reform, such as full expensing of certain capital expenditures ("bonus depreciation") and limitations on the deductibility of interest expense are not applicable to regulated utilities, such as SCE. Edison International expects it will be exempt from the new interest disallowance provisions under de-minimis rules issued by the IRS in 2018.
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
The specific provisions of Tax Reform applicable to SCE allow for the continued deductibility of interest expense, eliminate bonus depreciation for property acquired after December 31, 2017, and continues rate normalization requirements for accelerated depreciation benefits. While the re-measurement of deferred taxes at Edison International Parent and Other were recorded to earnings, the re-measurement of deferred taxes at SCE was mainly recorded to regulatory liabilities or an offset to regulatory assets since pre-tax amounts giving rise to the deferred taxes were created through ratemaking activities. Since the majority of SCE's deferred taxes arise from property-related differences, SCE estimates that the amount to be refunded will be amortized over approximately 40 or more years. The specifics of how and when the amounts will be returned are expected to be approved in early 2019 as both the CPUC and FERC finalize rate proceedings addressing this issue, among other things.
In the absence of regulatory guidance specific to Tax Reform, SCE used judgment to interpret prior CPUC and FERC decisions to determine which re-measurement amounts will be refunded to customers. At December 31, 2017, the implementation of Tax Reform for SCE resulted in a reduction of deferred tax liabilities and an increase in regulatory liabilities of approximately $5.0 billion ("Excess Deferred Taxes"). A non-core charge of $33 million was recorded for the re-measurement of deferred taxes attributable to shareholder-funded activities in 2017 "Income tax expense."

Changes in the allocation of deferred tax re-measurement between customers and shareholders will be reflected in the financial statements and adjusted prospectively as information becomes available. The CPUC issued a resolution in February 2019 holding that customers are only entitled to excess deferred taxes that were included when setting rates, and that all other deferred tax re-measurement belongs to shareholders. As a result of the resolution, SCE will record a non-core income tax benefit of approximately $70 million in the first quarter of 2019.
In the near term, Tax Reform will lower rates charged to customers, but will not have a meaningful impact to SCE's earnings. Certain deferred tax liabilities reduce SCE's rate base. The re-measurement of deferred tax liabilities from the implementation of Tax Reform will not impact SCE's rate base initially. However, Tax Reform's elimination of bonus depreciation and lower corporate tax rates will reduce cash flow from operations and increase rate base over time. In addition, as new plant is placed in service the lower federal corporate tax rate will result in lower deferred tax liabilities and, therefore, higher rate base. See "—Capital Program." To the extent that Edison International Parent and Other continue to produce pre-tax losses, Tax Reform will result in lower tax benefits. Tax Reform will also impact Edison International's liquidity. See "Liquidity and Capital Resources—Edison International Parent and Other—Net Operating Loss and Tax Credit Carryforwards."
Electricity Industry Trends
In addition to responding to the "new normal" of increased wildfire-activity in California, the electric power industry is also undergoing transformative change driven by technological advances, such as customer-owned generation, electric vehicles and energy storage, which is altering the nature of energy generation and delivery. California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. The state set goals to reduce GHG emissions by 40 percent from 1990 levels by 2030 and 80 percent from the same baseline by 2050. State and local air quality plans call for substantial improvements, such as reducing smog-causing nitrogen oxides 90 percent below 2010 levels by 2032 in the most polluted areas of the state. While these policy goals cannot be achieved by the electric sector alone, the electric grid is a critical enabler of the adoption of new energy technologies that support California's climate change and GHG reduction objectives. The grid is also key to enabling more customer choices with respect to new energy technologies, including fostering the adoption of electric vehicles.
Edison International expects to lead the transformation of the industry by building a modernized and more reliable grid, focusing on opportunities in clean energy and efficient electrification, and enabling customers' technology choices.
SCE plans to enable the adoption of new energy technologies that mitigate wildfire risk and benefit customers of the electric grid while also helping California achieve its environmental goals. SCE expects to achieve these objectives through improving the safety and reliability of the transmission and distribution network and helping customers make cleaner energy choices including enabling increased penetration of DERs, electric transportation and energy efficiency programs. SCE's ongoing focus to drive operational and service excellence is intended to allow it to achieve these objectives safely while controlling costs and customer rates. SCE's focus on the transmission and distribution of electricity aligns with California's policy supporting competitive power procurement markets. For more information on the grid development, see "—Capital Program—Grid Development" below.
Changes in the electric power industry are impacting customers and jurisdictions outside California as well. Edison International believes that other states will also pursue climate change and GHG reduction objectives and large commercial and industrial customers will continue to pursue cost reduction and sustainability goals. Edison Energy provides energy services and managed portfolio solutions to commercial and industrial customers who may be impacted by these changes. Edison Energy seeks to provide advice in dealing with increasingly complex tariff and technology choices in order to support customers and their management of energy costs and risks.
To provide a broader view of developments outside of SCE, Edison International has made several minority investments in emerging companies in areas related to the technology changes that are driving industry transformation, and may make additional investments in the future. These investments are not financially material to Edison International.

Capital Program
Total capital expenditures (including accruals), were $4.4 billion in 2018 and $3.8 billion in 2017. SCE's year-end rate base was $29.6 billion at December 31, 2018 compared to $27.8 billion at December 31, 2017.
In the absence of a 2018 GRC decision, SCE has developed and is executing against a 2019 capital plan that will allow it to manage capital spending over the three year GRC period to meet what is ultimately authorized while minimizing the risk of unauthorized spending. A component of this approach is to focus initial grid modernization spending on capital that provides safety and reliability benefits while deferring most spending that is primarily focused on integration of DERs. The 2019 capital plan also includes spending associated with SCE's GS&RP and 2019 WMP which are incremental to amounts requested in the 2018 GRC. In September 2018, SCE filed an application with the CPUC requesting approval of a GS&RP to implement additional wildfire safety measures and in January 2019, the CPUC authorized the establishment of an interim memorandum account to track incremental GS&RP expenditures. In February 2019, SCE filed its 2019 WMP with the CPUC.
The table below reflects capital expenditures for 2019 based on planned CPUC jurisdictional spending, including $346 million of GS&RP- and WMP- related capital expenditures, and capital expenditures for 2020 based on amounts requested in the 2018 GRC. CPUC jurisdictional capital expenditures related to the GS&RP will be incorporated into the 2020 capital forecast after the receipt of the 2018 GRC decision, as part of the capital execution planning process. Given the significance of wildfire-related risks and the need for skilled resources to complete activities, SCE may reallocate spending authorized in the 2018 GRC to maximize the wildfire mitigation efforts. FERC jurisdictional capital expenditures are based on management's expectations. Forecasted expenditures for FERC capital projects are subject to change due to timeliness of permitting, licensing, regulatory approvals, and contractor bids. Capital spending in 2019 and 2020 will be dependent upon the amount approved in a final 2018 GRC decision. For further information, see "—Grid Development" below.
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
The following table sets forth a summary of capital expenditures for 2018 actual spend and a forecast for 2019 – 2020 on the basis described above:

(in millions)	2018	2019	2020	Total 2019 – 2020
Traditional capital expenditures[1]
Distribution[2]	$3,499	$3,565	$3,109	$6,674
Transmission	656	701	774	1,475
Generation	208	211	201	412
Total traditional capital expenditures[1]	$4,363	$4,477	$4,084	$8,561
Grid modernization capital expenditures[2]	$—	$—	$608	$608
Total capital expenditures	$4,363	$4,477	$4,692	$9,169

[1]	Includes 2018 – 2019 capital expenditures for GS&RP and 2019 WMP (see "—Grid Development" below).

[2]	2018 and 2019 capital expenditures related to grid modernization are included in traditional capital expenditures.

SCE's CPUC-jurisdictional rate base is determined by the amount authorized by the CPUC. Differences between actual and authorized capital expenditures are addressed in subsequent GRC proceedings. Capital expenditure requests in CPUC filings made outside of the GRC process are not included in rate base until approved by the CPUC. FERC-jurisdictional rate base is generally determined based on actual capital expenditures. Reflected below is SCE's estimated weighted average annual rate base for 2018 – 2020 using CPUC capital expenditures as requested in the 2018 GRC and expected FERC capital expenditures.

(in millions)	2018	2019	2020
Rate base for requested traditional capital expenditures	$28,792	$31,073	$33,428
Rate base for requested grid modernization capital expenditures	264	743	1,279
Total rate base	$29,056	$31,816	$34,707
The rate base above does not reflect reductions from the amounts requested in the 2018 GRC that may be included in a final decision.
Grid Development
Medium- and Heavy-Duty Vehicle Transportation Electrification
In January 2017, SCE filed an application with the CPUC requesting approval of transportation electrification programs to accelerate the adoption of electric transportation, which is critical to California's climate change and GHG reduction objectives. The application proposed a five-year program to fund medium- and heavy-duty vehicle charging infrastructure that follows the model developed for SCE's Charge Ready program, as well as six pilot projects to be considered on an accelerated basis. In January 2018, the CPUC issued a final decision approving five pilot projects with a budget of $16 million ($10 million capital) in 2016 dollars. In May 2018, the CPUC issued a final decision approving the five-year program, with certain modifications, to install charging infrastructure to support the electrification of 8,490 medium- and heavy-duty electric vehicles at 870 sites, which must be fully contracted for by 2024. The final decision includes an approved five-year budget of $356 million ($242 million capital) in nominal dollars. SCE expects to propose additional programs and pilots in the future.
Grid Safety and Resiliency Program
In September 2018, SCE filed an application with the CPUC requesting approval of a GS&RP to implement additional wildfire safety measures, including measures to further harden SCE's infrastructure to significantly reduce potential fire ignition sources, bolster SCE's situational awareness capabilities to more fully assess and respond to potential wildfire conditions, and enhance SCE's operational practices to further strengthen fire safety measures and system resiliency. In its GS&RP application, SCE proposed to spend approximately $582 million ($407 million capital) in 2018 dollars between 2018 and 2020. The amounts requested for the 2018 to 2020 period are not included in SCE's 2018 GRC. In January 2019, the CPUC approved the establishment of an interim memorandum account to track GS&RP costs while the CPUC considers SCE's request for a balancing account, however there is no assurance that SCE will be allowed to ultimately recover these costs. The CPUC also imposed a monthly reporting requirement to enable monitoring of SCE's GS&RP spending. GS&RP capital expenditures for 2018 were $54 million and forecasted GS&RP capital expenditures for 2019 are $224 million. If SCE's proposed balancing account is approved, forecasted costs for GS&RP will be included in rates, with a subsequent reasonableness review through the annual ERRA proceeding.
Wildfire Mitigation Plan
In February 2019, SCE filed its 2019 WMP with the CPUC. The WMP describes strategies, programs and activities that are in place, being implemented or are under development by SCE to proactively address and mitigate the threat of electrical infrastructure-associated ignitions that could lead to wildfires. Many, but not all, of the programs and activities described in the 2019 WMP are part of SCE's 2018 GRC request or GS&RP application. Upon approval, SCE will establish a memorandum account to track incremental costs incurred to implement the WMP. The planned 2019 WMP spending not contemplated in the 2018 GRC and GS&RP proceedings is approximately $380 million of which $122 million is capital. SCE will track costs and seek recovery in future CPUC procedural forums for any incremental costs beyond those which are ultimately approved in the 2018 GRC decision and the GS&RP proceeding.
Charge Ready Program
In January 2016, the CPUC approved SCE's $22 million Charge Ready Program Pilot, which allows SCE to install light-duty electric vehicle charging infrastructure, provide rebates to offset the cost of qualified customer-owned charging stations, and implement a supporting marketing, education, and outreach campaign. As of December 31, 2018, SCE had executed agreements and reserved funding for 79 sites to deploy 1,280 charge ports. The results of this pilot helped shape Charge Ready 2, the second phase of the Charge Ready program.
In June 2018, SCE filed an application to obtain approval for Charge Ready 2. In the application, SCE requested approval for $760 million ($561 million capital) in 2018 dollars to install infrastructure and provide rebates to support 48,000 new electric vehicle charging ports as part of a four-year program that will also include a marketing, education, and outreach campaign. In December 2018, the CPUC approved bridge funding to continue the Charge Ready Program Pilot until Charge Ready 2 is ultimately approved. SCE's 2019 capital plan contemplates $13 million of bridge Charge Ready Program Pilot spending. SCE is unable to estimate the amount of capital that will be approved, or the timing of any such approval, in connection with Charge Ready 2.
Distribution Resources Plan
In July 2015, SCE filed its DRP with the CPUC. The filing was made as part of a CPUC proceeding initiated to support California's climate change and GHG reduction targets, modernize the electric distribution system to accommodate two-way flows of energy associated with DERs, such as rooftop solar, and facilitate customer choice of new technologies and services that reduce emissions and improve resilience. SCE's DRP included an indicative forecast of capital investment in distribution automation, substation automation, communications systems, technology platforms and applications, and grid reinforcement. SCE's 2018 GRC includes operation and maintenance and capital expenditure requests consistent with SCE's DRP operation and maintenance and capital spending. Capital investments may be updated or revised based on developments and guidance received from the CPUC as a part of the 2018 GRC, DRP rule making, technology availability, pace of DER adoption, and other factors. In February 2018, the CPUC issued a decision that established a new distribution investment deferral framework and provided new guidance regarding DER adoption forecasting. In March 2018, the CPUC approved a decision that provides a grid modernization framework that will be used to support CPUC review of grid modernization investments that are proposed in a GRC. This grid modernization framework will not apply to SCE's 2018 GRC, unless otherwise ordered by the ALJ or Assigned Commissioner in the 2018 GRC. It will apply to subsequent GRCs.
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

The following table is a summary of SCE's results of operations for the periods indicated.

	2018			2017			2016
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$6,560	$6,051	$12,611	$6,611	$5,643	$12,254	$6,504	$5,326	$11,830
Purchased power and fuel	—	5,406	5,406	—	4,873	4,873	—	4,527	4,527
Operation and maintenance[1]	1,972	730	2,702	1,898	824	2,722	1,934	838	2,772
Wildfire-related claims, net of insurance recoveries	2,669	—	2,669	—	—	—	—	—	—
Depreciation and amortization	1,867	—	1,867	2,032	—	2,032	1,998	—	1,998
Property and other taxes	392	—	392	372	—	372	351	—	351
Impairment and other	(12)	—	(12)	716	—	716	—	—	—
Other operating income	(7)	—	(7)	(8)	—	(8)	—	—	—
Total operating expenses	6,881	6,136	13,017	5,010	5,697	10,707	4,283	5,365	9,648
Operating (loss) income	(321)	(85)	(406)	1,601	(54)	1,547	2,221	(39)	2,182
Interest expense	(671)	(2)	(673)	(588)	(1)	(589)	(540)	(1)	(541)
Other income and expenses	107	87	194	93	55	148	74	40	114
(Loss) income before income taxes	(885)	—	(885)	1,106	—	1,106	1,755	—	1,755
Income tax (benefit) expense	(696)	—	(696)	(30)	—	(30)	256	—	256
Net (loss) income	(189)	—	(189)	1,136	—	1,136	1,499	—	1,499
Preferred and preference stock dividend requirements	121	—	121	124	—	124	123	—	123
Net (loss) income available for common stock	$(310)	$—	$(310)	$1,012	$—	$1,012	$1,376	$—	$1,376
Net (loss) income available for common stock			$(310)			$1,012			$1,376
Less: Non-core items
Wildfire-related claims, net of recoveries			(1,825)			—			—
Impairment and other			9			(448)			—
Re-measurement of deferred taxes			—			(33)			—
Settlement of California tax audits			66			—			—
Core earnings[2]			$1,440			$1,493			$1,376

[1]
Expenses for the years ended December 31, 2017 and 2016, respectively, were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans. For further information, see Note 1 in the "Notes to Consolidated Financial Statements."

[2]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
2018 vs 2017
Earning activities were primarily affected by the following:

•	Lower operating revenue of $51 million is primarily due to:

•
A decrease of $164 million in CPUC revenue primarily from recognizing 2018 revenue based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and the impact of Tax Reform, partially offset by the receipt of a $17 million reimbursement related to spent nuclear fuel storage costs recorded in 2018 and a $15 million refund to customers for prior overcollections of revenue recorded in 2017. See "Management Overview—

2018 General Rate Case" and "Notes to Consolidated Financial Statements—Note12. Commitments and Contingencies—Spent Nuclear Fuel" for further information.

•
An increase in FERC revenue of $44 million primarily due to $135 million of expected recoveries from customers for the FERC portion of wildfire-related claims, partially offset by a decrease in revenue due to the reduction in the federal corporate income tax rate resulting from Tax Reform.

•
A decrease in revenue related to San Onofre of $223 million primarily related to the recovery of amortization of the San Onofre regulatory asset in 2017 (offset in depreciation and amortization) and authorized return as provided by the Prior San Onofre Settlement Agreement. As a result of the Revised San Onofre Settlement Agreement, there was no revenue recorded in 2018 for San Onofre other than the previously disallowed costs. See "Management Overview—Permanent Retirement of San Onofre" for further information.

•
An increase in revenue of $338 million related to tax balancing account activities (offset in income taxes below), consisting of $216 million of lower customer refunds for incremental tax repair benefits and $122 million for tax benefits related to 2017 tax accounting method changes.

•	A decrease of $75 million resulting from the amortization of excess deferred tax assets as a result of Tax Reform.

•
Higher operation and maintenance expense of $74 million primarily due to higher wildfire insurance premiums and vegetation management costs (see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides—Current Wildfire Insurance Coverage" for further information).

•	Charge of $2.7 billion recorded in 2018 for wildfire-related claims, net of expected insurance recoveries.

•	Lower depreciation and amortization expense of $165 million primarily related to the amortization of the San Onofre regulatory asset in 2017 (offset in revenue above).

•	Higher property and other taxes of $20 million primarily due to higher property assessed values in 2018.

•
Lower impairment and other of $728 million primarily related to charges recorded in 2017 due to the Revised San Onofre Settlement Agreement. See "Management Overview—Permanent Retirement of San Onofre" for further information.

•	Higher interest expense of $83 million primarily due to increased borrowings and higher interest on balancing account overcollections in 2018.

•
Higher other income and expenses of $14 million primarily due to higher AFUDC equity income. See "Notes to Consolidated Financial Statements—Note 15. Other Income and Expenses" for further information.

•	Lower income taxes of $666 million primarily due to the following:

•
Higher non-core income tax benefits of $540 million due to 2018 tax benefits of $709 million related to the charge for wildfire-related claims, $66 million related to the settlement of the 1994 – 2006 California tax audits and $33 million of 2017 tax expense related to the re-measurement of deferred taxes resulting from the implementation of Tax Reform, partially offset by tax benefits of $268 million recorded in 2017 due to charges related to the Revised San Onofre Settlement Agreement.

•
The impact of a lower federal income tax rate on pre-tax income and a true-up related to the filing of the federal income tax return of $208 million, partially offset by lower income tax benefits of $184 million due to the tax balancing account activities referred to above and the impact of Tax Reform on those activities.

•	Lower pre-tax income in 2018, excluding non-core items discussed above.
2017 vs 2016
Earning activities were primarily affected by the following:

•	Higher operating revenue of $107 million is primarily due to:

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

•
Lower operation and maintenance expense of $36 million primarily due to the impact of SCE's operational and service excellence initiatives and lower legal costs, partially offset by higher transmission and distribution costs for line clearing and maintenance and information technology costs.

•
Higher depreciation and amortization expense of $34 million primarily related to depreciation and amortization on transmission and distribution investments, partially offset by amortization of the regulatory asset related to Coolwater-Lugo plant recorded in 2016.

•	Higher property and other taxes of $21 million primarily due to higher property assessed values in 2017.

•	Impairment charge of $716 million in 2017 due to the Revised San Onofre Settlement Agreement (see "Management Overview—Highlights of Operating Results" for further information).

•	Higher other operating income of $8 million due to the sale of utility property.

•	Higher interest expense of $48 million primarily due to increased borrowings and higher interest on balancing account overcollections in 2017.

•
Higher other income and expenses of $19 million primarily due to higher AFUDC equity income. See "Notes to Consolidated Financial Statements—Note 15. Other Income and Expenses" for further information.

•	Lower income taxes of $286 million primarily due to the following:

•
Higher non-core income tax benefits in 2017 of $235 million due to the impairment and other charges related to the Revised San Onofre Settlement Agreement, partially offset by $33 million income tax expense related to the re-measurement of deferred taxes resulting from the implementation of Tax Reform.

•
Higher income tax benefits in 2017 of $70 million due to $149 million related to flow through of incremental tax repair benefits and for tax accounting method changes (offset in revenue above), partially offset by $79 million flow-through of 2012 – 2014 incremental income tax benefits in 2016.

•	Higher pre-tax income in 2017, excluding non-core items discussed above.
Cost-Recovery Activities
2018 vs 2017
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $533 million primarily driven by higher power and gas prices and volume experienced in 2018 relative to 2017, partially offset by higher congestion revenue right credits, lower capacity costs, proceeds from contract amendments and the receipt of funds in 2018 from counterparties related to the California energy crisis.

•
Lower operation and maintenance expense subject to balancing accounts of $94 million primarily driven by reduced spending on energy efficiency programs and the timing of revenue recognition associated with costs tracked through memorandum accounts, partially offset by higher transmission access charges.

•
Higher other income and expenses of $32 million primarily driven by higher net periodic benefit income related to the non-service cost components in 2018 relative to 2017. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

2017 vs 2016

•
Higher purchased power and fuel costs of $346 million primarily driven by higher power and gas prices experienced in 2017 relative to 2016, partially offset by lower realized losses on hedging activities ($14 million in 2017 compared to $59 million in 2016) and lower capacity costs.

•
Lower operation and maintenance expense of $14 million primarily driven by lower employee benefit and other labor costs and lower spending on various public purpose programs, partially offset by an increase in transmission and distribution costs for line clearing and maintenance activities.

•
Higher other income and expenses of $15 million primarily driven by higher net periodic benefit income related to the non-service cost components in 2017 relative to 2016. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $11.7 billion, $11.4 billion and $10.9 billion for 2018, 2017 and 2016, respectively.
The 2018 revenue increase is primarily related to higher purchased power and fuel costs driven by higher power and gas prices and volume experienced in 2018 relative to 2017, partially offset by higher congestion revenue right credits and lower revenue for San Onofre resulting from the Revised San Onofre Settlement Agreement. See "—Cost-Recovery Activities" and "—Earnings Activities" for further details.
The 2017 revenue reflects an increase primarily due to the implementation of the 2017 ERRA rate increase.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process").
Income Taxes
SCE's income tax provision decreased by $666 million in 2018 compared to 2017 and decreased by $286 million in 2017 compared to 2016. The effective tax rates were (78.6)%, (2.7)% and 14.6% for 2018, 2017 and 2016, respectively. SCE's effective tax rate is below the federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease in 2018 was due to the settlement of the 1994 – 2006 California tax audits, the impact of Tax Reform and incremental tax benefits related to repair deductions, coupled with the large pre-tax loss created by the charge of $2.5 billion for wildfire-related claims, net of recoveries from insurance and customers. The effective tax rate decrease in 2017 was primarily due to an impairment charge of $716 million related to the Revised San Onofre Settlement Agreement. The decrease was also attributable to higher incremental repair tax benefits and benefits recognized for tax accounting method changes, all of which will be refunded to customers, partially offset by lower tax benefits related to a $133 million revenue refund to customers that was recorded in 2016.
See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates and "Management Overview—Permanent Retirement of San Onofre" above for more information.
Edison International Parent and Other
Results of operations for Edison International Parent and Other includes amounts from other subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Loss from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,
(in millions)	2018	2017	2016
Edison Energy Group and subsidiaries	$(78)	$(26)	$(38)
Corporate expenses and other subsidiaries	(69)	(421)	(39)
Total Edison International Parent and Other	$(147)	$(447)	$(77)
The loss from continuing operations of Edison International Parent and Other decreased $300 million in 2018 compared to 2017 primarily due to:

•
Lower income tax expense in 2018 primarily due to $433 million of tax expense recorded in 2017 related to the re-measurement of deferred taxes that resulted from Tax Reform, partially offset by income tax benefits of $44 million recorded in 2017 related to stock option exercises, $17 million of tax benefits recorded in 2017 related to net loss carrybacks from the filing of the 2016 tax returns, $6 million of tax benefits recorded in 2017 related to the settlement of 2007 – 2012 federal income tax audits and the impact of Tax Reform on pre-tax losses. In addition, income tax expense of $12 million of tax expense was recorded in 2018 related to the settlement of the 1994 – 2006 California tax audits, offset by a reduction in uncertain tax positions that resulted from this settlement.

•
Increase in losses of $44 million due to the impact from the April 2018 sale of SoCore Energy, partially offset by a goodwill impairment recorded in 2017 on the SoCore Energy reporting unit. The higher losses included lower HLBV income, partially offset by a reduction in losses due to the exit of this business activity in 2018. In addition, Edison Energy Group's 2018 results included a $13 million after-tax goodwill impairment charge on the Edison Energy reporting unit.

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

LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to Edison International and preferred and preference shareholders, and the outcome of tax and regulatory matters.
As discussed in "Management Overview," Tax Reform is expected to lower rates charged to customers which will result in less cash available to fund operations. In the next 12 months, SCE expects to fund its cash requirements through operating cash flows and capital market financings, as needed. SCE also has availability under its credit facilities to fund cash requirements.
SCE's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit agencies in 2018 and early 2019. The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	A3	BBB+	BBB
Outlook	Under Review for Downgrade	Negative	Watch Negative
SCE's credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the 2017/2018 Wildfire/Mudslide Events, and the reform of policies allocating liability to investor-owned utilities for damages caused by catastrophic wildfires substantially caused by utility equipment. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade rating from the major credit rating agencies. Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade is $22 million as of December 31, 2018. In addition, if SCE's credit rating falls below investment grade, it may be required to post up to $50 million in collateral, in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs. For further details, see "—Margin and Collateral Deposits."
Available Liquidity
In May 2018, SCE amended its multi-year revolving credit facility to increase the facility from $2.75 billion to $3.0 billion.
At December 31, 2018, SCE had $2.1 billion available under its $3.0 billion credit facility. The credit facility is available for borrowing needs until May 2023, and contains two 1-year extension options. In February 2019, SCE issued a $750 million term loan and the proceeds of the loan were used to repay SCE's commercial paper borrowings and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facility or other borrowings, subject to availability in the bank and capital markets. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company contributions to SCE equity in order to meet its obligations as they become due, including any potential costs related to the 2017/2018 Wildfire/Mudslide Events (see "Management Overview—Southern California Wildfires and Mudslides" for further information).
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At December 31, 2018, SCE's debt to total capitalization ratio was 0.50 to 1.
At December 31, 2018, SCE was in compliance with all financial covenants that affect access to capital.

Capital Investment Plan
Major Transmission Projects
A summary of SCE's most significant transmission and substation construction projects during the next three years is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing and regulatory approvals.

Project Name	Project Lifecycle Phase	Direct Expenditures (in millions)[1]	Inception to Date (in millions)[1]	Scheduled In-Service Date
West of Devers	Construction	$848	$241	2021
Mesa Substation	Construction	$646	$268	2022
Alberhill System	Licensing	$486	$39	—[2]
Riverside Transmission Reliability	Licensing	$441	$9	2023
Eldorado-Lugo-Mohave Upgrade	Licensing	$233	$59	2021

[1]
Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecast discussed in "Management Overview—Capital Program."

[2]	SCE is unable to predict the timing of a final CPUC decision, and the corresponding in-service date, in connection with the Alberhill System Project.
West of Devers
The West of Devers Project consists of upgrading and reconfiguring approximately 48 miles of existing 220 kV transmission lines between the Devers, El Casco, Vista and San Bernardino substations, increasing the power transfer capabilities in support of California's renewable portfolio standards goals.
In August 2016, the CPUC approved the construction of the West of Devers Project. As a result of the delay in receipt of the Project's approval from the CPUC, SCE deferred the forecasted timing of project capital expenditures. PAO filed an Application for Rehearing in September 2016 stating that the August 2016 decision failed to follow the California Environmental Quality Act when it approved the Project and should have approved an alternative project with an amended scope. In March 2017, the CPUC issued a decision denying PAO's September 2016 Application for Rehearing and confirmed SCE's proposed project. During 2018, SCE started construction on the 220kV transmission line and expects to complete construction by 2021.
Mesa Substation
The Mesa Substation Project consists of replacing the existing 220 kV Mesa Substation with a new 500/220 kV substation. The Mesa Substation Project would address reliability concerns by providing additional transmission import capability, allowing greater flexibility in the siting of new generation, and reducing the total amount of new generation required to meet local reliability needs in the Western Los Angeles Basin area. In February 2017, the CPUC issued a final decision approving the Project largely consistent with SCE's proposal and rejected alternative project configurations proposed by CPUC staff. In October 2017, SCE awarded the competitive bid for the new 220kV portion of substation construction. SCE updated the expected cost of the Project due to schedule delays and scope changes. The remainder (500kV portion of substation construction) will be put out for bid by early 2019 and SCE expects that costs associated with the Project may change as a result of the competitive bidding process.
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
Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently-incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. Excluding land costs, which may be recovered through sale to a third party, SCE has incurred approximately $42 million of capital expenditures, including overhead costs, as of December 31, 2018, of which approximately $31 million may not be recoverable if the project is cancelled.
Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities (RPU), the municipal utility department of the City of Riverside. While RPU would be responsible for constructing some of the Project's facilities within Riverside, SCE's portion of the Project consists of constructing upgrades to its system, including a new 230-kV Substation; certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. The purpose of the Project is to provide RPU and its customers with adequate transmission capacity to serve existing and projected load, to provide for long-term system capacity for load growth, and to provide needed system reliability. Due to changed circumstances since the time the Project was originally developed, SCE informed the CPUC in August 2016 that it supports revisions to the proposed Project. In April 2018, the CPUC issued a subsequent environmental impact report which included a new route alternative, different from SCE's proposed project, as the environmentally preferred project and proposed an additional underground section of the proposed 220-kV power line. In October 2018, the CPUC issued the final environmental report confirming the CPUC's new route alternative and additional underground section as the environmentally preferred project. SCE is assessing costs for its proposed project as well as new cost estimates for the alternatives included in the final environmental report. SCE anticipates a final CPUC decision on a certificate of public convenience and necessity in the first quarter of 2020.
Eldorado-Lugo-Mohave Upgrade
The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to southern California. The Project would modify SCE's existing Eldorado, Lugo, and Mohave electrical substations to accommodate the increased current flow from Nevada to southern California; increase the power flow through the existing 500 kV transmission lines by constructing two new capacitors along the lines; raise transmission tower heights to meet ground clearance requirements; and install communication wire on our transmission lines to allow for communication between existing SCE substations. SCE has proposed an expedited schedule and a non-standard review process with the regulatory permitting agencies in order to meet the current in-service date. During September 2017, SCE awarded the competitive bid for the Project which resulted in a decrease to the expected capital forecast for the Project. In January 2019, the CPUC directed SCE to file an amended application for a certificate of public convenience and necessity. SCE is currently assessing the impact of this decision on the timing and cost of the Project.
Regulatory Proceedings
Cost of Capital
In July 2017, the CPUC adopted a petition previously filed by SCE, PG&E, SDG&E, and SoCalGas (collectively, the "Investor-Owned Utilities"), PAO, and TURN to modify the prior CPUC decisions addressing the Investor-Owned Utilities' costs of capital. The decision reset SCE's authorized cost of long-term debt to 4.98% and preferred stock to 5.82% and established SCE's authorized ROE at 10.30%, both effective as of January 1, 2018. The decision also extended the deadline for the next Investor-Owned Utilities cost of capital application to April 2019.
FERC Formula Rate
In June 2018, SCE provided its preliminary 2019 annual transmission revenue requirement update to interested parties. The update provided support for a decrease in SCE's transmission revenue requirement of $131 million, or 11% from amounts currently authorized in rates, subject to settlement procedures and refund. The decrease is primarily due to lowering the federal tax rate as a result of Tax Reform. SCE filed its 2019 annual update with the FERC on November 29, 2018 with the proposed rates effective January 1, 2019, subject to settlement procedures and refund.

In March 2019, SCE expects to file a new formula rate with FERC. Once the new formula rate is accepted by FERC, it will supersede the existing formula rate, including the 2019 annual update, and could become effective as early as 60 days from the filing date. FERC has the authority to, and may, suspend new rates for up to five months. If the new formula rate is suspended by FERC, the 2019 transmission revenue requirement rate established in the 2019 annual update will continue to be effective, subject to refund, from January 1, 2019 until the end of the suspension of the new formula rate. The new formula rate would likely be subject to refund from the end of the suspension until it is ultimately approved by FERC.
Energy Efficiency Incentive Mechanism
SCE has requested an award of approximately $11 million in incentives for activities in program years 2016 and 2017. SCE anticipates that the CPUC will consider SCE's requested award during the first or second quarter of 2019.
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
Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") was completed in 2005. Major decommissioning work for Unit 1 has been completed except for reactor vessel disposal and certain underground work. Some spent nuclear fuel from Units 2 and 3 also was transferred to the ISFSI between 2007 and 2012. The initial activity phase of radiological decommissioning of San Onofre Units 2 and 3 began in June 2013 with SCE filing a certification of permanent cessation of power operations at San Onofre with the NRC. The transfer of the remaining spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018. However, the spent fuel transfer operations were suspended on August 3, 2018 due to an incident that occurred when an SCE contractor was loading a spent fuel canister into the ISFSI. The incident did not result in any harm to the public or workers and the canister was subsequently safely loaded into the ISFSI. SCE cannot predict when fuel transfer operations at San Onofre will recommence. SCE is in the process of obtaining the environmental permits required to start major radiological decommissioning activities at San Onofre Units 2 and 3. SCE cannot predict when all of the necessary permits will be obtained.
In December 2018, SCE updated its decommissioning cost estimate for decommissioning activities to be completed at San Onofre Units 2 and 3 to $3.4 billion (SCE share is $2.5 billion) in 2017 dollars. The decommissioning cost estimate includes costs through the respective expected decommissioning completion dates, currently estimated to be in 2051 for San Onofre Units 2 and 3. The decommissioning cost estimate is subject to a number of uncertainties including the cost of disposal of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government will provide for either interim or permanent off-site storage of spent nuclear fuel enabling the removal and transport of spent fuel canisters from the San Onofre site, as to which there can be no assurance. The cost estimate is subject to change as decommissioning proceeds, and such changes may be material. The CPUC will conduct a reasonableness review for costs for each year. SCE's share of the San Onofre decommissioning costs recorded during 2018 were $140 million.
SCE had nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.6 billion as of December 31, 2018. Based upon the resolution of a number of uncertainties, including the cost and timing of nuclear waste disposal, the time it will take to obtain required permits, cost of removal of property, site remediation costs, the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other assumptions and estimates, additional contributions to the nuclear decommissioning trust funds may be required. In the event that additional contributions to the nuclear decommissioning trust funds become necessary, SCE will seek recovery of such additional funds through electric rates and any such recovery will be subject to a reasonableness review by the CPUC. Cost increases resulting from contractual disputes or significant permitting delays, among other things, could cause SCE to materially overrun the decommissioning cost estimate and could materially impact the sufficiency of trust funds.

SCE Dividends
CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of both Edison International and SCE. In addition, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders. Under SCE's interpretation of CPUC regulations, the common equity component of SCE's capital structure must remain at or above 48% on a weighted average basis over the 37-month period that SCE's capital structure is in effect for ratemaking purposes. As allowed under the Revised San Onofre Settlement Agreement, which was approved by the CPUC in July 2018, SCE has excluded a $448 million after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure (see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Permanent Retirement of San Onofre" for further information on the Revised San Onofre Settlement Agreement). At December 31, 2018, SCE's 37-month average common equity component of total capitalization was 49.7% and the maximum additional dividend that SCE could pay to Edison International under this limitation after paying preferred and preference shareholders was $459 million, resulting in a restriction on net assets of approximately $13.3 billion.
Under SCE's interpretation of the CPUC's capital structure decisions, SCE is required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. On February 28, 2019, SCE is submitting an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE is seeking a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
As a California corporation, SCE's ability to pay dividends is also governed by its obligations under the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend, would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 28, 2019, SCE declared a dividend to Edison International of $200 million.
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, and its ability to access the capital markets, and generate operating cash flows and earnings. If SCE incurs significant costs related to the 2017/2018 Wildfire/Mudslide Events and is unable to recover such costs through insurance or electric rates or access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and to its preferred and preference shareholders.

Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at December 31, 2018 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of December 31, 2018.

(in millions)
Collateral posted as of December 31, 2018[1]	$198
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	22
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[3]	24
Posted and potential collateral requirements	$244

[1]
Net collateral provided to counterparties and other brokers consisted $191 million in letters of credit and surety bonds and $7 million of cash which was offset against net derivative liabilities on the consolidated balance sheets.

[2]
If SCE's credit ratings were to fall below investment grade as of December 31, 2018, SCE may also be required to post up to $50 million in collateral by April 30, 2019 related to environmental remediation obligations.

[3]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2018 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

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
As of December 31, 2018, SCE had regulatory balancing account net overcollections of $1.3 billion, primarily consisting of overcollections related to public purpose-related and energy efficiency program costs and BRRBA. Overcollections related to public purpose-related programs may decrease as costs are incurred to fund programs established by the CPUC. Overcollections related to BRRBA are expected to decrease as refunds are provided to customers in 2019. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
Edison International Parent and Other
In the next 12 months, Edison International expects to fund its net cash requirements through bank and capital market financings, as needed. Edison International also has availability under its credit facilities to fund cash requirements. In December 2018, Edison International declared a $0.03 increase to the annual dividend rate from $2.42 per share to $2.45 per share. On February 28, 2019, Edison International declared a dividend of $0.6125 per share to be paid on April 30, 2019. Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits, and its ability to meet California law requirements for the declaration of dividends. Prior to declaring dividends, Edison International's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. For information on the California law requirements on the declaration of dividends, see "—SCE—SCE Dividends."

Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above. Edison International may finance common stock dividends, working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with short-term or other financings, subject to availability in the bank and capital markets.
As a result of the sale of SoCore Energy, Edison Energy Group made dividend payments to Edison International Parent of
$101 million in 2018.
In May 2018, Edison International Parent amended its multi-year revolving credit facility to increase the facility from
$1.25 billion to $1.5 billion. At December 31, 2018, Edison International Parent had $97 million of cash and cash equivalents and $1.5 billion available under its credit facility. The credit facility is available for borrowing needs until May 2023 and contains two 1-year extension options. The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.70 to 1. At December 31, 2018, Edison International Parent's consolidated debt to total capitalization ratio was 0.55 to 1. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
At December 31, 2018, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Edison International Parent's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit rating agencies in 2018 and early 2019. The following table summarizes Edison International Parent's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa1	BBB+	BBB
Outlook	Under Review for Downgrade	Negative	Watch Negative
Edison International Parent's credit ratings may be affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the 2017/2018 Wildfire/Mudslide Events, and the reform of policies allocating liability to investor-owned utilities for damages caused by catastrophic wildfires substantially caused by utility equipment. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.
Net Operating Loss and Tax Credit Carryforwards
Edison International has approximately $1.2 billion of tax effected net operating loss and tax credit carryforwards at December 31, 2018 (after offsetting $178 million of unrecognized tax benefits and $212 million of Capistrano Wind net operating loss and tax credit carryforwards), which are available to offset future consolidated tax liabilities. See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for further information regarding taxes payable to Capistrano Wind. The net operating loss and tax credit carryforwards at December 31, 2017 reflected the impact of Tax Reform, which reduced the valuation of net operating loss carryforwards, but did not affect the amount of future taxable income that may be offset. Tax Reform also limited the utilization of NOLs arising after December 31, 2017 to 80% of taxable income with an indefinite carryforward and places limitations on the ability of regulated utilities to qualify for immediate expensing of certain capital expenditures. Tax Reform did not impact the valuation of tax credit carryforwards, which directly offset taxes due. As a result of the forgoing, Edison International expects to realize its NOL and tax credit carryforward position through 2024.

Historical Cash Flows
SCE

(in millions)	2018	2017[1]	2016[1]
Net cash provided by operating activities	$3,191	$3,735	$3,521
Net cash provided by (used in) financing activities	616	243	(219)
Net cash used in investing activities	(4,300)	(3,503)	(3,294)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(493)	$475	$8

[1]
Net cash for the years ended December 31, 2017 and 2016 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2018, 2017 and 2016.

	Years ended December 31,			Change in cash flows
(in millions)	2018	2017[4]	2016[4]	2018/2017	2017/2016
Net (loss) income	$(189)	$1,136	$1,499
Non-cash items[1]	1,291	3,058	2,117
Subtotal	$1,102	$4,194	$3,616	$(3,092)	$578
Changes in cash flow resulting from working capital[2]	(313)	(148)	243	(165)	(391)
Regulatory assets and liabilities, net	(92)	4	(292)	(96)	296
Other noncurrent assets and liabilities, net[3]	2,494	(315)	(46)	2,809	(269)
Net cash provided by operating activities	$3,191	$3,735	$3,521	$(544)	$214

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, deferred income taxes and investment tax credits and other.

[2]	Changes in working capital items include receivables, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, and other current assets and liabilities.

[3]
Includes an increase of $4.7 billion in liabilities for wildfire-related claims and an increase of $2.0 billion in insurance receivables in 2018 (offset in net loss above), and nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

[4]
Cash flow for the years ended December 31, 2017 and 2016 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

Net cash provided by operating activities was impacted by the following:
Net income and non-cash items decreased in 2018 by $3.1 billion from 2017 and increased in 2017 by $578 million from 2016. Excluding the $2.5 billion charge for wildfire-related claims, net of expected recoveries from insurance and FERC customers, the decrease in 2018 was due to the impact of the July 2017 cost of capital decision on GRC revenue, higher operation and maintenance expenses related to wildfire insurance premiums and vegetation management and higher net financing costs, partially offset by higher income tax benefits, and lower non-cash items. The increase in 2017 was primarily due to an increase in revenue from the escalation mechanism set forth in the 2015 GRC decision and lower operation and maintenance expenses, partially offset by higher financing costs, and higher non-cash items. The factors that impacted these items are discussed under "Results of Operations—SCE—Earning Activities." Non-cash items included changes in deferred income taxes and investment tax credits of $(552) million, $304 million and $88 million in 2018, 2017 and 2016, respectively, and impairment and other of $(12) million and $716 million in 2018 and 2017, respectively.
Net cash for working capital was $(313) million, $(148) million and $243 million in 2018, 2017 and 2016, respectively. The net cash for each period was primarily related to timing of disbursements of $(15) million, $125 million and $45 million in

2018, 2017 and 2016, respectively, and changes in receivables from customers of $(288) million, $163 million and $220 million in 2018, 2017 and 2016, respectively. Net cash for working capital also included insurance premium payments of $197 million and $121 million in 2018 and 2017, respectively, primarily for wildfire related coverage.
Net cash provided by regulatory assets and liabilities, including changes in (under) over collections of balancing accounts, was $(92) million, $4 million and $(292) million in 2018, 2017 and 2016, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2018

•
BRRBA overcollections increased by $428 million primarily due to a $263 million reclassification of 2017 incremental tax benefits from TAMA to BRRBA (to be refunded in 2019) and higher sales than forecasted in rates, partially offset by a refund of 2016 incremental tax benefits.

•
Higher cash from increased regulatory liabilities of approximately $365 million primarily due to the delay in the 2018 GRC decision. During 2018, the amounts billed to customers were largely based on the 2017 authorized GRC revenue requirement, however, the amount of revenue recognized has been adjusted mainly for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC and therefore, a regulatory liability has been established to record any associated adjustments.

•
Net undercollections for ERRA and the new system generation program were $741 million and $267 million at December 31, 2018 and 2017, respectively. Net undercollections increased $474 million during 2018 primarily due to an increase in costs due to higher than forecasted power and gas prices experienced in 2018 and higher load requirements than forecasted in rates, partially offset by an increase in cash due to recovery of prior year undercollections.

•	TAMA overcollections decreased by $287 million primarily due to a $263 million reclassification from TAMA to BRRBA to refund customers as discussed above.

•
Undercollections of $128 million related to the establishment, in the fourth quarter of 2018, of a wildfire expense memorandum account ("WEMA") to track wildfire related costs including insurance premiums in excess of the amounts that will be ultimately approved in the 2018 GRC decision. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

2017

•
TAMA overcollections increased by $117 million during 2017 primarily due to higher tax repair deductions than forecasted in rates and $135 million of higher benefits recognized for tax accounting method changes, partially offset by a $226 million reclassification from TAMA to BRRBA to refund customers.

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

•
Higher cash due to proceeds of approximately $34 million from the Department of Energy related to spent nuclear fuel. For further information on the spent nuclear fuel, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Spent Nuclear Fuel."

•
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

Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($41 million, $55 million and $45 million in 2018, 2017 and 2016, respectively) and SCE's payments of decommissioning costs ($140 million, $236 million and $168 million in 2018, 2017 and 2016, respectively). See "Nuclear Decommissioning Activities" below for further discussion.
Net Cash Provided by (Used in) Financing Activities
The following table summarizes cash provided by (used in) financing activities for 2018, 2017 and 2016. Issuances of debt and preference stock are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Long-Term Debt" and "—Note 13. Preferred and Preference Stock of Utility."

(in millions)	2018	2017	2016
Issuances of first and refunding mortgage bonds, net of (discount) premium and issuance costs	$2,692	$1,011	$—
Issuance of term loan	—	300	—
Remarketing and issuances of pollution control bonds, net of issuance costs	—	134	—
Long-term debt matured or repurchased	(639)	(882)	(217)
Issuances of preference stock, net of issuance costs	—	462	294
Redemptions of preference stock	—	(475)	(125)
Short-term debt (repayments), net of borrowings and discount	(520)	469	719
Payments of common stock dividends to Edison International	(788)	(573)	(701)
Payments of preferred and preference stock dividends	(121)	(124)	(123)
Other	(8)	(79)	(66)
Net cash provided by (used in) financing activities	$616	$243	$(219)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $4.5 billion for 2018, $3.8 billion for 2017 and $3.6 billion for 2016, primarily related to transmission and generation investments. SCE had a net redemption of nuclear decommissioning trust investments of $109 million, $197 million and $179 million in 2018, 2017 and 2016, respectively. See "Nuclear Decommissioning Activities" below for further discussion. In addition, during 2018, 2017 and 2016, SCE received proceeds of $38 million, $26 million and $140 million, respectively, for loans on cash surrender value of life insurance policies. The proceeds were used for general corporate purposes.

Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

(in millions)	2018	2017	2016
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$41	$55	$45
SCE's decommissioning costs	(140)	(236)	(168)
Net cash provided by investing activities: Proceeds from sale of investments	4,340	5,239	3,212
Purchases of investments	(4,231)	(5,042)	(3,033)
Net cash impact	$10	$16	$56
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
Funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. The net cash impact reflects timing of decommissioning payments ($140 million, $236 million and $168 million in 2018, 2017 and 2016, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($150 million, $252 million and $224 million in 2018, 2017 and 2016, respectively). The 2016 net cash impact included reimbursements for 2016 and a portion of 2015, 2014, and 2013 decommissioning costs.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

(in millions)	2018	2017[1]	2016[1]
Net cash used in operating activities	$(14)	$(138)	$(267)
Net cash (used in) provided by financing activities	(534)	764	314
Net cash provided by (used in) investing activities	61	(83)	(109)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(487)	$543	$(62)

[1]
Net cash for the years ended 2017 and 2016 was updated to reflect the implementation of the accounting standards updates for cash flows related to cash receipts and restricted cash. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

Net Cash Used in Operating Activities
Net cash used in operating activities decreased in 2018 by $124 million from 2017 and decreased in 2017 by $129 million from 2016 due to:

•
$92 million, $138 million and $32 million cash outflow from operating activities in 2018, 2017 and 2016, respectively, due to payments and receipts relating to interest and operating costs. In addition, the cash outflow in 2017 included higher pension payments related to executive retirement plans.

•	$78 million inflow in 2018 primarily related to federal income tax refunds.

•	$214 million of cash payments made to the Reorganization Trust in September 2016 related to the EME Settlement Agreement.

Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities were as follows:

(in millions)	2018	2017	2016
Dividends paid to Edison International common shareholders	$(788)	$(707)	$(626)
Dividends received from SCE	788	573	701
Payment for stock-based compensation, net of receipt from stock option exercises	(10)	(140)	(51)
Long-term debt issuance, net of discount and issuance costs	545	788	397
Long-term debt repayments	(15)	(403)	(3)
Short-term debt (repayments), net of borrowings and discount	(1,091)	615	(108)
Other	37	38	4
Net cash (used in) provided by financing activities	$(534)	$764	$314
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities includes a cash inflow of $78 million from the sale of SoCore Energy in 2018 and Edison Energy Group's capital expenditures primarily for commercial solar installations ($16 million, $88 million and $101 million in 2018, 2017 and 2016, respectively).
Contractual Obligations and Contingencies
Contractual Obligations
Edison International Parent and Other and SCE's contractual obligations as of December 31, 2018, for the years 2019 through 2023 and thereafter are estimated below.

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
SCE:
Long-term debt maturities and interest[1]	$23,510	$652	$2,228	$2,312	$18,318
Power purchase agreements:[2]	36,189	2,562	5,172	4,600	23,855
Other operating lease obligations[3]	234	41	56	37	100
Purchase obligations:[4]
Other contractual obligations	480	79	113	79	209
Total SCE[5,6,7,8]	$60,413	$3,334	$7,569	$7,028	$42,482
Edison International Parent and Other:
Long-term debt maturities and interest[1]	2,055	53	491	866	645
Other operating lease obligations	6	1	2	2	1
Total Edison International Parent and Other[5]	$2,061	$54	$493	$868	$646
Total Edison International[6,7,8]	$62,474	$3,388	$8,062	$7,896	$43,128

[1]
For additional details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Amount includes interest payments totaling $10.4 billion and $305 million over applicable period of the debt for SCE and Edison International Parent and Other, respectively.

[2]
Certain power purchase agreements entered into with independent power producers are treated as operating or capital leases. For further discussion, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

[3]
At December 31, 2018, SCE's minimum other operating lease payments were primarily related to vehicles, office space and other equipment. For further discussion, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

[4]
For additional details, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies." At December 31, 2018, other commitments were primarily related to maintaining reliability and expanding SCE's transmission and distribution system and nuclear fuel supply contracts.

[5]
At December 31, 2018, Edison International Parent and Other and SCE had estimated contributions to the pension and PBOP plans. SCE estimated contributions are $80 million, $76 million, $76 million, $88 million and $169 million in 2019, 2020, 2021, 2022 and 2023, respectively, which are excluded from the table above. Edison International Parent and Other estimated contributions are $27 million, $20 million, $26 million, $26 million and $23 million for the same respective periods and are excluded from the table above. These amounts represent estimates that are based on assumptions that are subject to change. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

[6]
At December 31, 2018, Edison International and SCE had a total net liability recorded for uncertain tax positions of $338 million and $249 million, respectively, which is excluded from the table. Edison International and SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the tax authorities.

[7]
The contractual obligations table does not include derivative obligations and asset retirement obligations, which are discussed in "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments," and "—Note 1. Summary of Significant Accounting Policies", respectively.

[8]
At December 31, 2018, SCE is required to make early termination payments for two amended power purchase agreements. SCE's termination payments are $100 million, $77 million and $29 million in 2019, 2020, and 2021, respectively, which are excluded from the table above. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.

Contingencies
SCE has contingencies related to the 2017/2018 Wildfire/Mudslide Events, wildfire insurance, San Onofre Related Matters, Nuclear Insurance, and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
Environmental Remediation
For a discussion of SCE's environmental remediation liabilities, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Environmental Remediation."
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

Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of its financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2018, see "Business—SCE—Overview of Ratemaking Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International:
December 31, 2018	$14,711	$14,844	$14,188	$15,556
December 31, 2017	12,123	13,760	13,239	14,308
SCE:
December 31, 2018	$12,971	$13,180	$12,556	$13,858
December 31, 2017	10,907	12,547	12,039	13,082
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
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net asset of $167 million and $109 million at December 31, 2018 and 2017, respectively.
The following table summarizes the increase or decrease to the fair values of the net asset of derivative instruments included in the consolidated balance sheets, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

	December 31,
(in millions)	2018	2017
Increase in electricity prices by 10%	$23	$11
Decrease in electricity prices by 10%	(23)	(11)
Increase in gas prices by 10%	2	10
Decrease in gas prices by 10%	(2)	(5)

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
As of December 31, 2018 and 2017, the amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	December 31, 2018			December 31, 2017
(in millions)	Exposure[2]	Collateral	Net Exposure	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$161	$—	$161	$110	$—	$110
A- and BBB+	4	—	4	—	—	—
Total	$165	$—	$165	$110	$—	$110

[1]
SCE assigns a credit rating based on the lower of a counterparty's S&P or Moody's rating. For ease of reference, the above table uses the S&P classifications to summarize risk, but reflects the lower of the credit ratings from S&P or Moody's. The 2017 credit rating reflects the lower of the ratings from the three major credit rating agencies (S&P, Moody's and Fitch).

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
Accounting principles for rate-regulated enterprises also require recognition of an impairment loss if it becomes probable that the regulated utility will abandon a plant investment, or if it becomes probable that the cost of a recently completed plant will be disallowed, either directly or indirectly, for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made.

Key Assumptions and Approach Used.    SCE's management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to SCE or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. Using these factors, management has determined that existing regulatory assets and liabilities are probable of future recovery or settlement. This determination reflects the current regulatory climate and is subject to change in the future. SCE also considers whether any plant investments are probable of abandonment or disallowance.
Effect if Different Assumptions Used.    Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets, plant investments and/or liabilities would have to be written off against current period earnings. At December 31, 2018, the consolidated balance sheets included regulatory assets of $6.5 billion and regulatory liabilities of $9.9 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported. SCE has incurred approximately $42 million of capital expenditures related to the Alberhill System Project, including overhead costs, as of December 31, 2018, of which approximately $31 million may not be recoverable if the project is cancelled (refer to "Liquidity and Capital Resources—SCE—Capital Investment Plan").
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
In 2018, SCE made filings with the CPUC and FERC to obtain regulatory guidance to address how to return excess deferred taxes applicable to customers. Changes in the allocation to customers of the deferred tax re-measurement is reflected in the financial statements and is adjusted prospectively as information becomes available through the regulatory process.
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
Nuclear Decommissioning – Asset Retirement Obligation
Key Assumptions and Approach Used.    San Onofre Units 1, 2 and 3 decommissioning cost estimates are updated in each NDTCP and when there are material changes to the timing or amount of estimated future cash flows. Palo Verde decommissioning cost estimates are updated by the operating agent, Arizona Public Services, every three years and when there are material changes to the timing or amount of estimated future cash flows. SCE estimates that it will spend approximately $7.2 billion undiscounted through 2079 to decommission its nuclear facilities.
The current ARO estimates for San Onofre and Palo Verde are based on:

•
Decommissioning Costs. The estimated costs for labor, "material, equipment and other," and low-level radioactive waste costs are included in each of the NRC decommissioning stages; license termination, site restoration, and spent fuel storage. The liability to decommission SCE's nuclear power facilities is based on a 2017 decommissioning study that was filed as part of the 2018 NDTCP for San Onofre Units 1, 2, and 3, with revisions to the cost estimate in 2018 for San Onofre Units 2 and 3 and a 2016 decommissioning study for Palo Verde, with revisions to the cost estimate in 2017. SCE revised the ARO for San Onofre Units 2 and 3 due to increases in decommissioning cost estimates in 2018, related to the impact of operational uncertainties, and in 2017, related to changes to onboarding the general contractor at San Onofre.

•
Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment, and low-level radioactive waste burial costs. SCE's current estimates are based upon SCE's decommissioning cost methodology used for ratemaking purposes. Average escalation rates range from 2.2% to 7.5% (depending on the cost element) annually.

•
Timing. Cost estimates for Palo Verde are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The Palo Verde 1, 2, 3 operating licenses currently expire in 2045, 2046 and 2047, respectively. Initial decommissioning activities at San Onofre Unit 1 started in 1999 and at Units 2 and 3 in 2013. Cost estimates for San Onofre Units are currently based on completion of decommissioning activities by 2051.

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
Effect if Different Assumptions Used.   The ARO for decommissioning SCE's nuclear facilities was $2.8 billion as of December 31, 2018, based on the decommissioning studies performed and the subsequent cost estimate updates. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability. The spent fuel transfer operations for San Onofre Units 2 and 3 were suspended on August 3, 2018 due to an incident that occurred when an SCE contractor was loading a spent fuel canister into the ISFSI. The incident did not result in any harm to the public or workers and the canister was subsequently safely loaded into the ISFSI. SCE cannot predict when fuel transfer operations at San Onofre will recommence.

The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO and Regulatory Asset at December 31, 2018
Uniform increase in escalation rate of 1 percentage point	$578
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
As of December 31, 2018, Edison International's and SCE's pension plans had a $3.9 billion and $3.4 billion benefit obligation, respectively, and total 2018 expense for these plans was $65 million and $61 million, respectively. As of December 31, 2018, the benefit obligation for both Edison International's and SCE's PBOP plans were $2.0 billion, and total 2018 expense for Edison International's and SCE's plans was $19 million and $18 million, respectively. Annual contributions made to most of SCE's pension plans are currently recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.
Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2018, this cumulative difference amounted to a regulatory asset of $107 million, meaning that the accounting method has recognized more in expense than the ratemaking method since implementation of authoritative guidance for employers' accounting for pensions in 1987.
Edison International and SCE used the following critical assumptions to determine expense for pension and other postretirement benefit for 2018:

(in millions)	Pension Plans	Postretirement Benefits Other than Pensions
Discount rate[1]	3.46%	3.70%
Expected long-term return on plan assets[2]	6.50%	5.30%
Assumed health care cost trend rates[3]	*	6.75%

*	Not applicable to pension plans.

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

[2]
To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 5.3% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized (losses) returns on the pension plan assets were (2.4)%, 5.9% and 10.1% for the one-year, five-year and ten-year periods ended December 31, 2018, respectively. Actual time-weighted, annualized (losses) returns on the PBOP plan assets were (4.78)%, 4.86% and 9.2% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

[3]	The health care cost trend rate gradually declines to 5.0% for 2029 and beyond.
As of December 31, 2018, Edison International and SCE had unrecognized pension costs of $353 million and $288 million, and unrecognized PBOP gains of $184 million and $185 million, respectively. The unrecognized pension costs and PBOP gains primarily consisted of the cumulative impact of the reduced discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred costs (gains), $271 million of SCE's pension costs and $(185) million of SCE's PBOP gains are recorded as regulatory assets and regulatory liabilities, respectively, and are expected to be recovered (refunded) over the average expected future service of employees.
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
The following table summarizes the increase or (decrease) to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(342)	$412	$(306)	$369
Change to accumulated benefit obligation for PBOP	(261)	300	(260)	299
A one percentage point increase in the expected rate of return on pension plan assets would decrease Edison International's and SCE's current year expense by $35 million and $33 million, respectively, and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $23 million.
The following table summarizes the increase or (decrease) to accumulated benefit obligation and annual aggregate service and interest costs for PBOP if the health care cost trend rate was changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%
Change to accumulated benefit obligation for PBOP	$210	$(173)	$209	$(172)
Change to annual aggregate service and interest costs	11	(9)	11	(9)

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
Effect if Different Assumptions Used.    Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the consolidated financial statements. For a discussion of contingencies, guarantees and indemnities, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
Application to Southern California Wildfires
As discussed in "Management Overview," significant wildfires in December 2017 and November 2018 impacted portions of SCE's service territory causing substantial damage to both residential and business properties and service outages for SCE customers.
Any potential liability of SCE for damages related to the 2017/2018 Wildfire/Mudslide Events will depend on a number of factors, including whether SCE is determined to have substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. Investigations into the causes of the 2017/2018 Wildfire/Mudslide Events are ongoing and final determinations of liability, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes.
Management judgment was required to assess whether a loss contingency was probable and reasonably estimable. Based on SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events and have accrued a charge, before recoveries and taxes, of $4.7 billion in the fourth quarter of 2018. Edison International and SCE also recorded expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $135 million. The net charge to earnings recorded was $1.8 billion after-tax.
This charge corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE currently believe that it is reasonably possible that the amount of the actual loss will be greater than the amount accrued. However, Edison International and SCE are currently unable to reasonably estimate an upper end of the range of expected losses given the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with multiple ignition points, the potential for separate damages to be attributable to fires ignited at separate ignition points, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the preliminary nature of the litigation processes. Edison International and SCE record insurance receivables when the recovery of a recorded loss is determined to be probable. Edison International and SCE will seek to offset any actual losses realized with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates.
Recovery of uninsured costs through electric rates is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings. Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-

jurisdictional wildfire and mudslide related costs and has recorded a regulatory asset of $135 million, the FERC portion of the $4.7 billion charge it accrued. The CPUC and FERC may reach different conclusions than SCE's current determination of probable outcomes.
Over the course of the various investigations and litigation processes associated with each of the 2017/2018 Wildfire/Mudslide Events, new facts may emerge as to the cause, extent and magnitude of potential damages. The amount of the expected loss and recorded receivables are subject to change based on new or additional information.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
RISK FACTORS
RISKS RELATING TO EDISON INTERNATIONAL
Edison International's liquidity and ability to pay dividends depends on its ability to borrow funds, access to bank capital markets, monetization of tax benefits retained by EME, and SCE's ability to pay dividends and tax allocation payments to Edison International.
Edison International is a holding company and, as such, it has no operations of its own. Edison International's ability to meet its financial obligations, make investments, and to pay dividends on its common stock is primarily dependent on the earnings and cash flows of SCE and its ability to make upstream distributions. If SCE does not make upstream distributions to Edison International and Edison International is unable to access the bank and capital markets on reasonable terms, Edison International may be unable to continue to pay dividends to its shareholders or meet its financial obligations.
Prior to paying dividends to Edison International, SCE has financial and regulatory obligations that must be satisfied, including, among others, debt service and preferred and preference stock dividends. Further, SCE and Edison International cannot pay dividends if California law requirements for the declaration of dividends are not met. For information on CPUC and California law requirements related to the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the MD&A. SCE may also owe tax-allocation payments to Edison International under applicable tax-allocation agreements.
Edison International's ability to obtain financing, as well as its ability to refinance debt and make scheduled payments of principal and interest, are dependent on numerous factors, including its levels of indebtedness, maintenance of acceptable credit ratings, financial performance, liquidity and cash flow, and other market conditions. In addition, the factors affecting SCE's business will impact Edison International's ability to obtain financing. Edison International's inability to borrow funds from time to time could have a material effect on Edison International's liquidity and operations.
See "Risks Relating to Southern California Edison Company" below for further discussion.
Edison International's business activities are concentrated in one industry and in one region.
Edison International business activities are concentrated in the electricity industry. Its principal subsidiary, SCE, serves customers only in southern and central California. As a result, Edison International's future performance may be affected by events and economic factors unique to California or by regional regulation, legislation or judicial decisions. For example, California courts have applied strict liability to investor-owned utilities in wildfire and other litigation matters. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A.
Edison Energy Group may not be successful.
Edison International, through Edison Energy, is pursuing an energy services business focused on large commercial and industrial customers by providing unbiased expertise to help define energy requirements and implement solutions to better manage energy costs and risks. There is no assurance that these activities will lead to growth or be profitable.

RISKS RELATING TO SOUTHERN CALIFORNIA EDISON COMPANY
Regulatory and Legislative Risks
SCE's financial results depend upon its ability to recover its costs and to earn a reasonable rate of return on capital investments in a timely manner from its customers through regulated rates.
SCE's ongoing financial results depend on its ability to recover its costs from its customers, including the costs of electricity purchased for its customers, through the rates it charges its customers as approved by the CPUC and FERC. SCE's financial results also depend on its ability to earn a reasonable return on capital, including long-term debt and equity. SCE's ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time lag between when costs are incurred and when those costs are recovered in customers' rates and differences between the forecast or authorized costs embedded in rates (which are set on a prospective basis) and the amount of actual costs incurred. The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may be required to incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, SCE is incurring costs to strengthen its wildfire mitigation and prevention efforts before it is clear whether such costs will be recoverable from customers. Also, to the extent SCE is required to pay uninsured wildfire-related damages, as expected, recovery of such costs may be denied if the CPUC determines that SCE was not prudent. In addition, while SCE supports California’s environmental goals, it may be prevented from fully executing on its strategy to support such goals by regulatory delay or lack of approval of cost-recovery for the costs of such strategic actions from the relevant regulatory agencies. In addition, SCE's capital investment plan, increasing procurement of renewable power and energy storage, increasing environmental regulations, leveling demand, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customer rates. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover its costs (including an adequate return on capital) in rates in a timely manner, its financial condition and results of operations could be materially affected. For further information on SCE's rate requests, see "Management Overview—2018 General Rate Case" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—FERC Formula Rate" in the MD&A.
SCE is subject to extensive regulation and the risk of adverse regulatory and legislative decisions and changes in applicable regulations or legislation.
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
Edison International and SCE continue to pursue legal, legislative and regulatory avenues to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting costs in electric rates. Not achieving a timely and comprehensive solution mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, could have a detrimental effect on SCE's business and financial condition. In addition, CPUC approval is required to recover the costs SCE is incurring to strengthen its wildfire mitigation and prevention efforts described in its 2019 WMP, including costs being incurred for its GS&RP. Further, the CPUC may assess penalties on SCE if it finds that SCE fails to substantially comply with its WMP. See "Management Overview—Southern California Wildfires and Mudslides" and "Management Overview—Capital Program—Distribution Grid" in the MD&A.
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
SCE obtains energy, capacity, environmental credits and ancillary services needed to serve its customers from its own generating plants and through contracts with energy producers and sellers. California law and CPUC decisions allow SCE to recover, through the rates it is allowed to charge its customers, reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE's cash flows remain subject to volatility primarily resulting from changes in commodity prices, including as a result of gas supply constraints. Additionally, significant and prolonged gas use restrictions may adversely impact the reliability of the electric grid if critical generation resources are limited in their operations. For further information, see "Business—SCE—Purchased Power and Fuel Supply." SCE is also subject to the risks of unfavorable or untimely CPUC decisions about the compliance with SCE's procurement plan and the reasonableness of certain procurement-related costs.
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
Prolonged drought conditions and shifting weather patterns in California resulting from climate change as well as increased tree mortality rates have increased the duration of the wildfire season and the risk of severe wildfire events. Severe wildfires and increased urban development in high fire risk areas in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of utility practices and/or the failure of electric and other utility equipment. California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale generally stated by these courts for applying this theory to investor-owned utilities is that property losses resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in December 2017, the CPUC issued a decision denying an investor-owned utility's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that the investor-owned utility did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. An inability to recover uninsured wildfire-related costs could materially affect SCE's business, financial condition and results of operations. For example, if SCE is found liable for damages related to the 2017/2018 Wildfire/Mudslide Events, and SCE is unable to, or believes that it will be unable to, recover those damages through insurance or electric rates, SCE may not have sufficient cash or equity to pay dividends or may be restricted from declaring such dividends because it does not meet CPUC or California law requirements related to the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the MD&A. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A.
SCE's insurance coverage for wildfires arising from its ordinary operations may not be sufficient.
Edison International has experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could arise in connection with SCE's ordinary operations. Edison International, SCE or its contractors may experience coverage reductions and/or increased wildfire insurance costs in future years. No assurance can be given that losses will not exceed the limits of SCE's or its contractors' insurance coverage. SCE may not be able to recover uninsured losses and increases in the cost of insurance in customer rates. Losses which are not fully insured or cannot be recovered in electric rates could materially affect Edison International's and SCE's financial condition and results of operations. For more information on wildfire insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

There are inherent risks associated with owning and decommissioning nuclear power generating facilities and obtaining cost reimbursement, including, among other things, insufficiency of nuclear decommissioning trust funds, costs exceeding current estimates, execution risks, potential harmful effects on the environment and human health and the hazards of storage, handling and disposal of radioactive materials. Existing insurance and ratemaking arrangements may not protect SCE fully against losses from a nuclear incident.
SCE funds decommissioning costs with assets that are currently held in nuclear decommissioning trusts. Based on current decommissioning cost estimates, SCE believes that further contributions to the nuclear decommissioning trusts' assets may be required to pay the costs of decommissioning. In the event that additional contributions to the nuclear decommissioning trust funds become necessary, recovery of any such additional funds through electric rates is subject to the CPUC's review and approval.
The costs of decommissioning San Onofre are subject to reasonableness reviews by the CPUC. These costs may not be recoverable through regulatory processes or otherwise unless SCE can establish that the costs were reasonably incurred. In addition, SCE faces inherent execution risks including such matters as the risks of human performance, workforce capabilities, public opposition, permitting delays, and governmental approvals. Decommissioning costs ultimately incurred could exceed the current estimates and cost increases resulting from contractual disputes or significant permitting delays, among other things, could cause SCE to materially overrun current decommissioning cost estimates and could materially impact the sufficiency of trust funds. See "Liquidity and Capital Resources—Decommissioning of San Onofre" in the MD&A.
Despite the fact that San Onofre is being decommissioned, the presence of spent nuclear fuel still poses a potential risk of a nuclear incident. Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $14.1 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available of $450 million per site. In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. There is no assurance that the CPUC would allow SCE to recover the required contribution made pursuant to this loss sharing program in the case of one or more nuclear incidents with claims that exceeded $450 million at a nuclear reactor which is participating in the program. If this public liability limit of $13.9 billion is insufficient, federal law contemplates that additional funds may be appropriated by Congress. There can be no assurance of SCE's ability to recover uninsured costs in the event the additional federal appropriations are insufficient. For more information on nuclear insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Nuclear Insurance."
Climate change exacerbated weather-related incidents and other natural disasters could materially affect SCE's financial condition and results of operations.
Weather-related incidents and other natural disasters, including storms, earthquakes, and events caused, or exacerbated, by climate change, such as wildfires and mudslides, can disrupt the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver power to SCE's customers. Climate change has caused, and exacerbated, extreme weather events and wildfires in southern California, and wildfires could cause, among other things, public safety issues, property damage and operational issues. Weather-related incidents and other natural disasters can lead to lost revenue and increased expense, including higher maintenance and repair costs, which SCE may not be able to recover from its customers. These incidents can also result in regulatory penalties and disallowances, particularly if SCE encounters difficulties in restoring power to its customers on a timely basis or if fire-related losses are found to be the result of utility practices and/or the failure of electric and other utility equipment. In addition, these occurrences could lead to significant claims for damages, including for loss of life and property damage. For example, the 2017/2018 Wildfire/Mudslide Events resulted in, among other things, loss of life, property damage and loss of service. These occurrences could materially affect SCE's business, financial condition and results of operations, and the inability to restore power to SCE's customers could also materially damage the business reputation of SCE and Edison International. For more information on the impact of the 2017/2018 Wildfire/Mudslide Events on SCE and Edison International, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to employees and the general public.
Electricity is dangerous for employees and the general public should they come in contact with electrical current or equipment, including through downed power lines or if equipment malfunctions. In addition, the risks associated with the operation of transmission and distribution assets and power generating facilities include public and employee safety issues and the risk of utility assets causing or contributing to wildfires.

Injuries and property damage caused by such events can subject SCE to liability that, despite the existence of insurance coverage, can be significant. No assurance can be given that future losses will not exceed the limits of SCE's or its contractors' insurance coverage. The CPUC has increased its focus on public safety with an emphasis on heightened compliance with construction and operating standards and the potential for penalties being imposed on utilities. Additionally, the CPUC has delegated to its staff the authority to issue citations to electric utilities, which can impose fines of up to $100,000 per violation per day (capped at a maximum of $8 million), pursuant to the CPUC's jurisdiction for violations of safety rules found in statutes, regulations, and the CPUC's General Orders. Such penalties and liabilities could be significant and materially affect SCE's liquidity and results of operations.
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
SCE regularly accesses the capital markets to finance its activities and is expected to do so by its regulators as part of its obligation to serve as a regulated utility. SCE's needs for capital for its ongoing infrastructure investment program are substantial. SCE's ability to obtain financing, as well as its ability to refinance debt and make scheduled payments of principal, interest and preferred stock dividends, are dependent on numerous factors, including SCE's levels of indebtedness, maintenance of acceptable credit ratings, financial performance, liquidity and cash flow, and other market conditions. In addition, the actions of other California investor-owned utilities and legal, regulatory and legislative decisions impacting investor-owned utilities can affect market conditions and therefore, SCE's ability to obtain financing. SCE's inability to obtain additional capital from time to time could have a material effect on SCE's liquidity and operations.
Competitive and Market Risks
SCE's inability to effectively and timely respond to the changes that the electricity industry is undergoing, as a result of increased competition, technological advances, and changes to the regulatory environment, could materially impact SCE's business model, financial condition and results of operations.
Customers and third parties are increasingly deploying DERs, such as solar generation, energy storage, energy efficiency and demand response technologies. California’s environmental policy objectives are accelerating the pace and scope of industry change. This change will require modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect DERs. In addition, enabling California’s clean energy economy goals will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options and electric vehicle infrastructures. To this end, the CPUC is conducting proceedings to: evaluate changes to the planning and operation of the electric distribution grid in order to prepare for higher penetration of DERs; consider future grid modernization and grid reinforcement investments; evaluate if traditional grid investments can be deferred by DERs, and if feasible, what, if any, compensation to utilities would be appropriate; and clarify the role of the electric distribution grid operator. The outcome of the CPUC's proceedings may impact SCE's business model, its ability to execute on its strategy, and ultimately its financial condition and results of operations. For more information, see "Management Overview—Capital Program—Grid Development" in the MD&A.
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
For more information. See "Business—SCE—Competition."
Cybersecurity and Physical Security Risks
SCE's systems and network infrastructure are vulnerable to physical and cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.
Regulators such as NERC and U.S. Government agencies, including the Departments of Defense, Homeland Security and Energy, have increasingly stressed that threat sources continue to seek to exploit potential vulnerabilities in the U.S. national electric grid and other energy infrastructures, and that such attacks and disruptions, both physical and cyber, are highly sophisticated and dynamic.
SCE's operations require the continuous availability of critical information technology systems, sensitive customer data, network infrastructure and information - all of which are represent targets for malicious actors. New cyber and physical threats arise as SCE moves from an analog to a digital electric grid. For example, SCE's grid modernization efforts and the move to a network-connected grid increases the number of “threat surfaces” and potential vulnerabilities that an adversary can target.
SCE depends on a wide array of vendors to provide it with services and equipment. Malicious actors may attack vendors to disrupt the services they provide to SCE, or to use those vendors as a cyber conduit to attack SCE. Additionally, the equipment and material provided by SCE's vendors may contain cyber vulnerabilities.
SCE's systems have been, and will likely continue to be, subjected to computer attacks of malicious codes, unauthorized access attempts, and other illicit activities, but to date, SCE has not experienced a material cybersecurity breach. Though SCE actively monitors developments in this area and is involved in various industry groups and government initiatives, no security measures can completely shield its systems and infrastructure from vulnerabilities to cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.
If SCE's information technology and operational technology systems' security measures were to be breached, or a critical system failure were to occur without timely recovery, SCE could be unable to fulfill critical business functions, such as delivery of electricity to customers, and/or sensitive confidential personal and other data could be compromised, which could result in violations of applicable privacy and other laws, material financial loss to SCE or to its customers, loss of confidence in SCE's security measures, customer dissatisfaction, and significant litigation and/or regulatory exposure, all of which could materially affect SCE's financial condition and results of operations and materially damage the business reputation of Edison International and SCE.
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
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edison International

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edison International and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedules of condensed financial information of parent as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 and valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 28, 2019

We have served as the Company's auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern California Edison Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern California Edison Company and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 28, 2019

We have served as the Company's auditor since 2002.

(This page has been left blank intentionally.)

CONSOLIDATED STATEMENTS

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2018	2017	2016
Total operating revenue	$12,657	$12,320	$11,869
Purchased power and fuel	5,406	4,873	4,527
Operation and maintenance	2,797	2,844	2,898
Wildfire-related claims, net of insurance recoveries	2,669	—	—
Depreciation and amortization	1,871	2,041	2,007
Property and other taxes	395	377	354
Impairment and other	78	738	21
Other operating income	(7)	(9)	—
Total operating expenses	13,209	10,864	9,807
Operating (loss) income	(552)	1,456	2,062
Interest expense	(734)	(639)	(581)
Other income and expenses	197	132	109
(Loss) income from continuing operations before income taxes	(1,089)	949	1,590
Income tax (benefit) expense	(739)	281	177
(Loss) income from continuing operations	(350)	668	1,413
Income from discontinued operations, net of tax	34	—	12
Net (loss) income	(316)	668	1,425
Preferred and preference stock dividend requirements of utility	121	124	123
Other noncontrolling interests	(14)	(21)	(9)
Net (loss) income attributable to Edison International common shareholders	$(423)	$565	$1,311
Amounts attributable to Edison International common shareholders:
(Loss) income from continuing operations, net of tax	$(457)	$565	$1,299
Income from discontinued operations, net of tax	34	—	12
Net (loss) income attributable to Edison International common shareholders	$(423)	$565	$1,311
Basic (loss) earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding	326	326	326
Continuing operations	$(1.40)	$1.73	$3.99
Discontinued operations	0.10	—	0.03
Total	$(1.30)	$1.73	$4.02
Diluted (loss) earnings per common share attributable to Edison International common shareholders:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	326	328	330
Continuing operations	$(1.40)	$1.72	$3.94
Discontinued operations	0.10	—	0.03
Total	$(1.30)	$1.72	$3.97

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2018	2017	2016
Net (loss) income	$(316)	$668	$1,425
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefits other than pensions:
Net (loss) gain arising during the period plus amortization included in net income	(3)	10	2
Other	(4)	—	1
Other comprehensive (loss) income, net of tax	(7)	10	3
Comprehensive (loss) income	(323)	678	1,428
Less: Comprehensive income attributable to noncontrolling interests	107	103	114
Comprehensive (loss) income attributable to Edison International	$(430)	$575	$1,314

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2018	2017
ASSETS
Cash and cash equivalents	$144	$1,091
Receivables, less allowances of $52 and $54 for uncollectible accounts at respective dates	730	717
Accrued unbilled revenue	482	212
Inventory	282	242
Income tax receivables	191	224
Prepaid expenses	148	233
Derivative assets	171	105
Regulatory assets	1,133	703
Other current assets	78	202
Total current assets	3,359	3,729
Nuclear decommissioning trusts	4,120	4,440
Other investments	63	73
Total investments	4,183	4,513
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,566 and $9,355 at respective dates	41,269	38,708
Nonutility property, plant and equipment, less accumulated depreciation of $82 and $114 at respective dates	79	342
Total property, plant and equipment	41,348	39,050
Regulatory assets	5,380	4,914
Other long-term assets	2,445	374
Total long-term assets	7,825	5,288

Total assets	$56,715	$52,580

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2018	2017
LIABILITIES AND EQUITY
Short-term debt	$720	$2,393
Current portion of long-term debt	79	481
Accounts payable	1,511	1,503
Accrued taxes	21	23
Customer deposits	299	281
Regulatory liabilities	1,532	1,121
Other current liabilities	1,233	1,266
Total current liabilities	5,395	7,068
Long-term debt	14,632	11,642
Deferred income taxes and credits	4,576	4,567
Pensions and benefits	869	943
Asset retirement obligations	3,031	2,908
Regulatory liabilities	8,329	8,614
Wildfire-related claims	4,669	—
Other deferred credits and other long-term liabilities	2,562	2,953
Total deferred credits and other liabilities	24,036	19,985
Total liabilities	44,063	38,695
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	—	19
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,545	2,526
Accumulated other comprehensive loss	(50)	(43)
Retained earnings	7,964	9,188
Total Edison International's common shareholders' equity	10,459	11,671
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Other noncontrolling interests	—	2
Total equity	12,652	13,866

Total liabilities and equity	$56,715	$52,580
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(316)	$668	$1,425
Less: Income from discontinued operations	34	—	12
(Loss) income from continuing operations	(350)	668	1,413
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,940	2,115	2,098
Allowance for equity during construction	(104)	(87)	(74)
Impairment and other	78	738	—
Deferred income taxes and investment tax credits	(527)	498	190
Other	35	34	29
Nuclear decommissioning trusts	(109)	(197)	(179)
EME settlement payments, net of insurance proceeds	—	—	(209)
Changes in operating assets and liabilities:
Receivables	(39)	6	50
Inventory	(49)	(12)	8
Accounts payable	(31)	50	35
Tax receivables and payables	32	(250)	(6)
Other current assets and liabilities	(79)	7	220
Regulatory assets and liabilities, net	(92)	4	(292)
Wildfire-related insurance receivable	(2,000)	—	—
Wildfire-related claims	4,669	—	—
Other noncurrent assets and liabilities	(197)	23	(29)
Net cash provided by operating activities	3,177	3,597	3,254
Cash flows from financing activities:
Long-term debt issued or remarketed, net of (discount), premium and issuance costs of $(63), $(2), and $(7) for respective years	3,237	2,233	397
Long-term debt matured or repurchased	(654)	(1,285)	(220)
Preference stock issued, net	—	462	294
Preference stock redeemed	—	(475)	(125)
Short-term debt financing, net	(1,611)	1,084	611
Payments for stock-based compensation	(46)	(393)	(237)
Receipts from stock option exercises	26	215	135
Dividends and distribution to noncontrolling interests	(121)	(125)	(123)
Dividends paid	(788)	(707)	(626)
Other	39	(2)	(11)
Net cash provided by financing activities	82	1,007	95
Cash flows from investing activities:
Capital expenditures	(4,509)	(3,844)	(3,749)
Proceeds from sale of nuclear decommissioning trust investments	4,340	5,239	3,212
Purchases of nuclear decommissioning trust investments	(4,231)	(5,042)	(3,033)
Proceeds from sale of SoCore Energy, net of cash acquired by buyer	78	—	—
Other	83	61	167
Net cash used in investing activities	(4,239)	(3,586)	(3,403)
Net (decrease) increase in cash, cash equivalent and restricted cash	(980)	1,018	(54)
Cash, cash equivalents and restricted cash at beginning of year	1,132	114	168
Cash, cash equivalents and restricted cash at end of year	$152	$1,132	$114

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity						Edison International

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2015	$2,484	$(56)	$8,940	$11,368	$—	$2,020	$13,388
Net income	—	—	1,311	1,311	—	123	1,434
Other comprehensive income	—	3	—	3	—	—	3
Common stock dividends declared ($1.9825 per share)	—	—	(646)	(646)	—	—	(646)
Dividends to noncontrolling interests ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(123)	(123)
Stock-based compensation	(1)	—	(59)	(60)	—	—	(60)
Noncash stock-based compensation	22	—	—	22	—	—	22
Issuance of preference stock	—	—	—	—	—	294	294
Redemption of preference stock	—	—	(2)	(2)	—	(123)	(125)
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$—	$2,191	$14,187
Net income (loss)	—	—	565	565	(18)	124	671
Other comprehensive income	—	10	—	10	—	—	10
Contribution from tax equity investor	—	—	—	—	20	—	20
Common stock dividends declared ($2.2325 per share)	—	—	(727)	(727)	—	—	(727)
Dividends to noncontrolling interests ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(124)	(124)
Stock-based compensation	—	—	(179)	(179)	—	—	(179)
Noncash stock-based compensation	21	—	—	21	—	—	21
Issuance of preference stock	—	—	—	—	—	462	462
Redemption of preference stock	—	—	(15)	(15)	—	(460)	(475)
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866
Net (loss) income	—	—	(423)	(423)	(11)	121	(313)
Other comprehensive loss	—	(2)	—	(2)	—	—	(2)
Cumulative effect of accounting changes	—	(5)	10	5	—	—	5
Contribution from tax equity investor	—	—	—	—	24	—	24
Common stock dividends declared ($2.4275 per share)	—	—	(791)	(791)	—	—	(791)
Dividends to noncontrolling interests ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	(20)	(20)	—	—	(20)
Noncash stock-based compensation	19	—	—	19	—	—	19
Deconsolidation of SoCore Energy	—	—	—	—	(15)	—	(15)
Balance at December 31, 2018	$2,545	$(50)	$7,964	$10,459	$—	$2,193	$12,652

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2018	2017	2016
Operating revenue	$12,611	$12,254	$11,830
Purchased power and fuel	5,406	4,873	4,527
Operation and maintenance	2,702	2,722	2,772
Wildfire-related claims, net of insurance recoveries	2,669	—	—
Depreciation and amortization	1,867	2,032	1,998
Property and other taxes	392	372	351
Impairment and other	(12)	716	—
Other operating income	(7)	(8)	—
Total operating expenses	13,017	10,707	9,648
Operating (loss) income	(406)	1,547	2,182
Interest expense	(673)	(589)	(541)
Other income and expenses	194	148	114
(Loss) income before income taxes	(885)	1,106	1,755
Income tax (benefit) expense	(696)	(30)	256
Net (loss) income	(189)	1,136	1,499
Less: Preferred and preference stock dividend requirements	121	124	123
Net (loss) income available for common stock	$(310)	$1,012	$1,376

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2018	2017	2016
Net (loss) income	$(189)	$1,136	$1,499
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during period plus amortization included in net income	1	1	1
Other	(5)	—	1
Other comprehensive (loss) income, net of tax	(4)	1	2
Comprehensive (loss) income	$(193)	$1,137	$1,501

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2018	2017
ASSETS
Cash and cash equivalents	$21	$515
Receivables, less allowances of $51 and $53 for uncollectible accounts at respective dates	711	693
Accrued unbilled revenue	482	212
Inventory	282	242
Income tax receivables	312	229
Prepaid expenses	144	228
Derivative assets	171	105
Regulatory assets	1,133	703
Other current assets	69	160
Total current assets	3,325	3,087
Nuclear decommissioning trusts	4,120	4,440
Other investments	45	52
Total investments	4,165	4,492
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,566 and $9,355 at respective dates	41,269	38,708
Nonutility property, plant and equipment, less accumulated depreciation of $77 and $97 at respective dates	75	77
Total property, plant and equipment	41,344	38,785
Regulatory assets	5,380	4,914
Long-term insurance receivable due from affiliate	1,000	—
Other long-term assets	1,360	237
Total long-term assets	7,740	5,151

Total assets	$56,574	$51,515

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2018	2017
LIABILITIES AND EQUITY
Short-term debt	$720	$1,238
Current portion of long-term debt	79	479
Accounts payable	1,519	1,519
Accrued taxes	22	24
Customer deposits	299	281
Regulatory liabilities	1,532	1,121
Other current liabilities	975	1,225
Total current liabilities	5,146	5,887
Long-term debt	12,892	10,428
Deferred income taxes and credits	5,898	5,890
Pensions and benefits	433	483
Asset retirement obligations	3,031	2,892
Regulatory liabilities	8,329	8,614
Wildfire-related claims	4,669	—
Other deferred credits and other long-term liabilities	2,391	2,649
Total deferred credits and other liabilities	24,751	20,528
Total liabilities	42,789	36,843
Commitments and contingencies (Note 12)
Preferred and preference stock	2,245	2,245
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	680	671
Accumulated other comprehensive loss	(23)	(19)
Retained earnings	8,715	9,607
Total equity	13,785	14,672

Total liabilities and equity	$56,574	$51,515

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(189)	$1,136	$1,499
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,931	2,101	2,085
Allowance for equity during construction	(104)	(87)	(74)
Impairment and other	(12)	716	—
Deferred income taxes and investment tax credits	(552)	304	88
Other	28	24	18
Nuclear decommissioning trusts	(109)	(197)	(179)
Changes in operating assets and liabilities:
Receivables	(45)	5	23
Inventory	(50)	(11)	(3)
Accounts payable	(43)	50	45
Tax receivables and payables	(84)	(234)	(16)
Other current assets and liabilities	(91)	42	194
Regulatory assets and liabilities, net	(92)	4	(292)
Wildfire-related insurance receivable	(2,000)	—	—
Wildfire-related claims	4,669	—	—
Other noncurrent assets and liabilities	(66)	(118)	133
Net cash provided by operating activities	3,191	3,735	3,521
Cash flows from financing activities:
Long-term debt issued or remarketed, net of (discount), premium and issuance costs of $(58) and $10 for 2018 and 2017, respectively	2,692	1,445	—
Long-term debt matured or repurchased	(639)	(882)	(217)
Preference stock issued, net	—	462	294
Preference stock redeemed	—	(475)	(125)
Short-term debt financing, net	(520)	469	719
Payments for stock-based compensation	(22)	(86)	(127)
Receipts from stock option exercises	12	48	76
Dividends paid	(909)	(697)	(824)
Other	2	(41)	(15)
Net cash provided by (used in) financing activities	616	243	(219)
Cash flows from investing activities:
Capital expenditures	(4,491)	(3,756)	(3,648)
Proceeds from sale of nuclear decommissioning trust investments	4,340	5,239	3,212
Purchases of nuclear decommissioning trust investments	(4,231)	(5,042)	(3,033)
Other	82	56	175
Net cash used in investing activities	(4,300)	(3,503)	(3,294)
Net (decrease) increase in cash, cash equivalents and restricted cash	(493)	475	8
Cash, cash equivalents and restricted cash at beginning of year	515	40	32
Cash, cash equivalents and restricted cash at end of year	$22	$515	$40

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

(in millions)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2015	$2,070	$2,168	$652	$(22)	$8,804	$13,672
Net income	—	—	—	—	1,499	1,499
Other comprehensive income	—	—	—	2	—	2
Dividends declared on common stock ($1.61 per share)	—	—	—	—	(701)	(701)
Dividends declared on preferred and preference stock ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	(123)	(123)
Stock-based compensation	—	—	—	—	(44)	(44)
Noncash stock-based compensation	—	—	9	—	—	9
Issuance of preference stock	300	—	(6)	—	—	294
Redemption of preference stock	(125)	—	2	—	(2)	(125)
Balance at December 31, 2016	$2,245	$2,168	$657	$(20)	$9,433	$14,483
Net income	—	—	—	—	1,136	1,136
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($1.81 per share)	—	—	—	—	(785)	(785)
Dividends declared on preferred and preference stock ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	(124)	(124)
Stock-based compensation	—	—	—	—	(38)	(38)
Noncash stock-based compensation	—	—	12	—	—	12
Issuance of preference stock	475	—	(13)	—	—	462
Redemption of preference stock	(475)	—	15	—	(15)	(475)
Balance at December 31, 2017	$2,245	$2,168	$671	$(19)	$9,607	$14,672
Net loss	—	—	—	—	(189)	(189)
Other comprehensive income	—	—	—	1	—	1
Cumulative effect of accounting change	—	—	—	(5)	5	—
Dividends declared on common stock ($1.32 per share)	—	—	—	—	(576)	(576)
Dividends declared on preferred and preference stock ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	—	—	(11)	(11)
Noncash stock-based compensation	—	—	9	—	—	9
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE") and Edison Energy Group, Inc. ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for Edison Energy, LLC ("Edison Energy") which is engaged in the competitive business of providing energy services to commercial and industrial customer. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
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
Sale of SoCore Energy
On February 28, 2018, Edison International agreed to sell SoCore Energy LLC ("SoCore Energy"), a subsidiary of Edison Energy Group, to a third party, subject to the completion of closing conditions, which were satisfied on April 16, 2018. As a result, Edison International recognized a pre-tax loss of $62 million ($50 million after-tax) for the year ended December 31, 2018 and the assets and liabilities of SoCore Energy were not reflected in the consolidated Edison International balance sheet as of December 31, 2018.

Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	December 31,
(in millions)	2018	2017	2018	2017
Money market funds	$116	$1,024	$1	$483
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	December 31,
(in millions)	2018	2017	2018	2017
Book balances reclassified to accounts payable	$65	$64	$65	$63
Edison International's restricted cash at December 31, 2018 and 2017 were $8 million and $41 million, respectively. Restricted cash at December 31, 2017 primarily relates to funds held by SoCore Energy and its consolidated affiliates pursuant to project financing or purchase agreements, most of which lapsed before June 30, 2018. As a result of the sale of SoCore Energy, the assets and liabilities of SoCore Energy were not included in the consolidated Edison International balance sheet at December 31, 2018, as discussed above.
The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	December 31, 2018	December 31, 2017
Edison International:
Cash and cash equivalents	$144	$1,091
Short-term restricted cash [1]	8	40
Long-term restricted cash [2]	—	1
Total cash, cash equivalents, and restricted cash	$152	$1,132
SCE:
Cash and cash equivalents	$21	$515
Short-term restricted cash[1]	1	—
Total cash, cash equivalents, and restricted cash	$22	$515

[1]	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.

[2]	Reflected in "Other long-term assets" on Edison International's consolidated balance sheets.
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are provided based upon a variety of factors, including historical amounts written-off, current economic conditions and assessment of customer collectability.
Inventory
SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at average cost.

Emission Allowances and Energy Credits
SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted-average cost or market. SCE had GHG allowances held for use of $38 million and $127 million at December 31, 2018 and 2017, respectively. GHG emission obligations were $30 million and $129 million at December 31, 2018 and 2017, respectively, and are classified as "Other current liabilities" on the consolidated balance sheets.
SCE is allocated low carbon fuel standard ("LCFS") credits which it sells to market participants. Proceeds from the sales, net of program costs, are recorded in a balancing account to be refunded to eligible customers. SCE's net proceeds from the sale of these LCFS credits were $103 million and $24 million and are classified as "Regulatory liabilities" on the consolidated balance sheets at December 31, 2018 and 2017, respectively.
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
Estimated useful lives (authorized by the CPUC in the 2015 GRC) and weighted-average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted-Average Useful Lives
Generation plant	10 years to 54 years	37 years
Distribution plant	20 years to 60 years	43 years
Transmission plant	40 years to 65 years	52 years
General plant and other	5 years to 60 years	22 years
Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. SCE's depreciation expense was $1.65 billion, $1.61 billion and $1.52 billion for 2018, 2017 and 2016, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 3.7%, 3.8% and 3.8% for 2018, 2017 and 2016, respectively. The original costs of retired property is charged to accumulated depreciation.
Nuclear fuel for the Palo Verde Nuclear Generating Station ("Palo Verde") is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Palo Verde nuclear fuel is amortized using the units of production method.
Allowance for funds used during construction ("AFUDC") represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $104 million, $87 million and $74 million in 2018, 2017 and 2016, respectively, and is reflected in "Other income and expenses." AFUDC debt was $44 million, $28 million and $23 million in 2018, 2017 and 2016, respectively and is reflected as a reduction of "Interest expense."
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
Accounting principles for rate-regulated enterprises also require recognition of an impairment loss if it becomes probable that the regulated utility will abandon a plant investment, or if it becomes probable that the cost of a recently completed plant will be disallowed, either directly or indirectly, for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made.
Goodwill
Edison International assesses goodwill through an annual goodwill impairment test, at the reporting unit level as of October 1st of each year. Edison International updates its goodwill impairment test between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value. In assessing goodwill for impairment, Edison International may perform a qualitative assessment to determine whether a quantitative assessment is necessary. In performing a qualitative assessment, Edison International assesses, among other things, macroeconomic conditions, industry and market considerations, overall financial performance, cost factors and entity-specific events. If, after assessing these qualitative factors, Edison International determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then Edison International performs the two-step goodwill impairment test ("quantitative assessment").
In October 2018, Edison International qualitatively determined that it was more likely than not that the carrying value of the Edison Energy reporting unit exceeded the fair value, therefore, Edison International performed a quantitative assessment. The fair value of the Edison Energy reporting unit was estimated using the income approach, which utilizes a discounted cash flow analysis based on the earnings expected to be generated in the future. This determination requires significant assumptions and estimates in forecasting future cash flows and establishing a market discount rate and a terminal value. The most critical assumption affecting the estimate of the Edison Energy reporting unit's fair value was a reduction in forecasted growth of the businesses acquired at the end of 2015. During the fourth quarter of 2018, Edison International recorded an impairment of its Edison Energy reporting unit goodwill totaling $19 million ($13 million after-tax). At December 31, 2018, Edison International has $59 million of goodwill, all of which is related to its Edison Energy reporting unit. Goodwill constitutes the majority of Edison International's $83 million investment in Edison Energy. During the second quarter of 2017, Edison International recorded an impairment of SoCore Energy's goodwill totaling $16.5 million ($10 million after-tax). At December 31, 2017, goodwill was comprised of $78 million at the Edison Energy reporting unit and $5 million at the SoCore Energy reporting unit. SoCore Energy was sold in April 2018, as discussed above.
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
SCE adjusts its nuclear decommissioning obligation into a nuclear-related ARO regulatory asset and also records an ARO regulatory liability as a result of timing differences between the recognition of costs and the recovery of costs through the ratemaking process. For further information, see Note 11.
SCE has not recorded an ARO for assets that are expected to operate indefinitely or where SCE cannot estimate a settlement date (or range of potential settlement dates). As such, ARO liabilities are not recorded for certain retirement activities, including certain hydroelectric facilities.

The following table summarizes the changes in SCE's ARO liability:

	December 31,
(in millions)	2018	2017
Beginning balance	$2,892	$2,586
Accretion[1]	169	166
Revisions	110	376
Liabilities settled	(140)	(236)
Ending balance	$3,031	$2,892

[1]	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.
The ARO for decommissioning SCE's San Onofre Nuclear Generating Station ("San Onofre") and Palo Verde nuclear power facilities is $2.8 billion as of December 31, 2018. The liability to decommission SCE's nuclear power facilities is based on a 2017 decommissioning study that was filed as part of the 2018 NDTCP for San Onofre Units 1, 2, and 3, with revisions to the cost estimate in 2018 for San Onofre Units 2 and 3 and a 2016 decommissioning study for Palo Verde, with revisions to the cost estimate in 2017. SCE revised the ARO for San Onofre Units 2 and 3 due to increases in decommissioning cost estimates in 2018, related to the impact of operational uncertainties, and in 2017, related to changes to onboarding the general contractor at San Onofre.
The initial activity phase of radiological decommissioning of San Onofre Units 2 and 3 began in June 2013 with SCE filing a certification of permanent cessation of power operations at San Onofre with the Nuclear Regulatory Commission and some spent nuclear fuel was transferred to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") between 2007 and 2012. The transfer of the remaining spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018. However, the spent fuel transfer operations were suspended on August 3, 2018 due to an incident that occurred when an SCE contractor was loading a spent fuel canister into the ISFSI. The incident did not result in any harm to the public or workers and the canister was subsequently safely loaded into the ISFSI. SCE cannot predict when fuel transfer operations at San Onofre will recommence.
Decommissioning costs, which are recovered through customer rates over the term of each nuclear facility's operating license, are recorded as a component of depreciation expense, with a corresponding credit to the ARO regulatory liability. Amortization of the ARO asset (included within the unamortized nuclear investment) and accretion of the ARO liability are deferred as decreases to the ARO regulatory liability account, resulting in no impact on earnings.
SCE has collected in rates amounts for the future decommissioning of its nuclear assets, and has placed those amounts in independent trusts. Amounts collected in rates in excess of the ARO liability are classified as regulatory liabilities.
Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $7.2 billion through 2079 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 2.2% to 7.5% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 2.4% to 3.8%. Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts. If the assumed return on trust assets is not earned or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates, subject to a reasonableness review. See Note 10 for further information.
Due to regulatory recovery of SCE's nuclear decommissioning expense, prudently incurred costs for nuclear decommissioning activities do not affect SCE's earnings. SCE's nuclear decommissioning costs are subject to CPUC review through the triennial regulatory proceeding. SCE's nuclear decommissioning trust investments primarily consist of fixed income investments that are classified as available-for-sale and equity investments. Due to regulatory mechanisms, investment earnings and realized gains and losses have no impact on earnings. Unrealized gains and losses on decommissioning trust funds, including other-than-temporary impairment, increase or decrease the trust assets and the related regulatory asset or liability and have no impact on electric utility revenue or decommissioning expense. SCE reviews each fixed income security for other-than-temporary impairment on the last day of each month. If the fair value on the last day of two consecutive months is less than the cost for that security, SCE recognizes a loss for the other-than-temporary impairment.

If the fair value is greater or less than the carrying value for that security at the time of sale, SCE recognizes a related realized gain or loss, respectively.
Deferred Financing Costs
Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $153 million and $168 million at December 31, 2018 and 2017, respectively, reflected as long-term "Regulatory assets" in the consolidated balance sheets. Edison International and SCE had unamortized debt issuance costs related to issuances under the credit facilities of $10 million and $8 million at December 31, 2018, respectively, and $15 million and $7 million at December 31, 2017, respectively, reflected in "Other long-term assets" on the consolidated balance sheets. In addition, Edison International and SCE had debt issuance costs related to issuances of long-term debt of $102 million and $93 million at December 31, 2018, respectively, and $88 million and $77 million at December 31, 2017, respectively, reflected as a reduction of "Long-term debt" on the consolidated balance sheets.
Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE
	Years ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Amortization of deferred financing costs charged to interest expense	$30	$30	$31	$26	$27	$27
Revenue Recognition
Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.
SCE's GRC proceeding, for the three-year period 2018 – 2020, is pending. SCE has requested a revenue requirement of $5.534 billion for its test year of 2018, a $106 million decrease from the 2017 GRC authorized revenue requirement, and revenue requirements for the post-test years of 2019 and 2020 of $5.965 billion and $6.468 billion, respectively.
In the absence of a 2018 GRC decision, SCE recognized revenue in 2018 and is recognizing revenue in 2019 based on the 2017 authorized revenue requirement, adjusted for the July 2017 cost of capital decision and Tax Reform. The CPUC has approved the establishment of a GRC memorandum account and the 2018 and 2019 revenue requirements adopted by the CPUC will be effective as of January 1, 2018 and January 1, 2019, respectively. The amounts billed to customers for the year ended December 31, 2018 were based on the 2017 authorized revenue requirement and a regulatory liability has been established to record the associated adjustments. See Note 11 for further details.
SCE accounts for regulatory decisions in the discrete period in which they are received and, accordingly, will record the impact of the 2018 GRC decision when a decision is received.
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
CPUC and FERC rates decouple authorized revenue from the volume of electricity sales and the price of energy procured so that SCE receives revenue equal to amounts authorized by the relevant regulatory agencies. As a result, the volume of electricity sold to customers and specific customer classes does not have a direct impact on SCE's financial results. See Note 7 for further information on SCE's revenue.

Power Purchase Agreements
SCE enters into power purchase agreements ("PPAs") in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity ("VIE"). If SCE is the primary beneficiary in the VIE, SCE should consolidate the VIE. None of SCE's PPAs resulted in consolidation of a VIE at December 31, 2018 and 2017. See Note 3 for further discussion of PPAs that are considered variable interests.
A PPA may also contain a lease for accounting purposes. See "Leases" below and Note 12 for further discussion of SCE's PPAs, including agreements that are classified as operating and capital leases for accounting purposes.
A PPA that does not contain a lease may be classified as a derivative which is recorded at fair value on the consolidated balance sheets. These PPAs may be eligible for an election to designate as a normal purchase and sale, which is accounted for on an accrual basis as an executory contract. See Note 6 for further information on derivative instruments.
PPAs that do not meet the above classifications are accounted for on an accrual basis.
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
Leases
SCE enters into PPAs that may contain leases, as discussed under "Power Purchase Agreements" above. A PPA contains a lease when SCE purchases substantially all of the output from a specific plant and does not otherwise meet a fixed price per unit of output exception. SCE also enters into a number of agreements to lease property and equipment in the normal course of business, primarily related to vehicles, office space and other equipment. Minimum lease payments under SCE's operating leases for property and equipment are reflected in "Operation and maintenance" on the consolidated statements of income.

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
SCE Dividends
CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of both Edison International and SCE. In addition, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders. Under SCE's interpretation of CPUC regulations, the common equity component of SCE's capital structure must remain at or above 48% on a weighted average basis over the 37-month period that SCE's capital structure is in effect for ratemaking purposes. As allowed under the Revised San Onofre Settlement Agreement, which was approved by the CPUC in July 2018, SCE has excluded a $448 million after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure. See Note 12 for further information on the Revised San Onofre Settlement Agreement. At December 31, 2018, SCE's 37-month average common equity component of total capitalization was 49.7% and the maximum additional dividend that SCE could pay to Edison International under this limitation after paying preferred and preference shareholders was $459 million, resulting in a restriction on net assets of approximately $13.3 billion.
Under SCE's interpretation of the CPUC's capital structure decisions, SCE is required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. On February 28, 2019, SCE is submitting an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE is seeking a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution. For further information, see Note 12.
As a California corporation, SCE's ability to pay dividends is also governed by its obligations under the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend, would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 28, 2019, SCE declared a dividend to Edison International of $200 million.
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, and its ability to access the capital markets, and generate operating cash flows and earnings. If SCE incurs significant costs related to the 2017/2018 Wildfire/Mudslide Events and is unable to recover such costs through insurance or electric rates or access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and to its preferred and preference shareholders.

Earnings Per Share
Edison International computes earnings per common share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards, payable in common shares, which earn dividend equivalents on an equal basis with common shares once the awards are vested. For further information, see Note 9. EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions, except per-share amounts)	2018	2017	2016
Basic (loss) earnings per share – continuing operations:
(Loss) income from continuing operations attributable to common shareholders	$(457)	$565	$1,299
Participating securities dividends	—	—	—
(Loss) income from continuing operations available to common shareholders	$(457)	$565	$1,299
Weighted average common shares outstanding	326	326	326
Basic (loss) earnings per share – continuing operations	$(1.40)	$1.73	$3.99
Diluted (loss) earnings per share – continuing operations:
(Loss) income from continuing operations attributable to common shareholders	$(457)	$565	$1,299
Participating securities dividends	—	—	—
(Loss) income from continuing operations available to common shareholders	$(457)	$565	$1,299
Income impact of assumed conversions	—	—	1
(Loss) income from continuing operations available to common shareholders and assumed conversions	$(457)	$565	$1,300
Weighted average common shares outstanding	326	326	326
Incremental shares from assumed conversions[1]	—	2	4
Adjusted weighted average shares – diluted	326	328	330
Diluted (loss) earnings per share – continuing operations	$(1.40)	$1.72	$3.94

[1]	Due to the loss reported for the year ended December 31, 2018, incremental shares were not included as the effect would be antidilutive.
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 8,852,706; 1,334,451 and 167,795 shares of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
Income Taxes
Edison International and SCE estimate their income taxes for each jurisdiction in which they operate. This involves estimating current period tax expense along with assessing temporary differences resulting from differing treatment of items (such as depreciation) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. In December 2017, the Tax Cuts and Jobs Act ("Tax Reform") was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 35% to 21% which resulted in the re-measurement of deferred taxes using the new tax rate. See Note 8 for further information.
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
Prior to the April 2018 sale of SoCore energy, certain solar projects for commercial customers are organized as limited liability companies and have noncontrolling equity investors (referred to as tax equity investors) which are entitled to allocations of earnings, tax attributes and cash flows in accordance with contractual agreements that vary over time. These entities were consolidated for financial reporting purposes but were not subject to income taxes as the taxable income (loss) and investment tax credits are allocated to the respective owners. The total consolidated assets and liabilities of these entities were $299 million and $41 million, respectively, at December 31, 2017. Income (loss) of these entities is allocated to the noncontrolling interest based on the hypothetical liquidation at book value accounting method. During the years ended December 31, 2018, 2017 and 2016, the allocation of tax benefits resulted in additional non-operating income allocated to Edison International of $14 million, $21 million and $9 million, respectively.
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
In January 2016, the FASB issued an accounting standards update that amends the guidance on the classification and measurement of financial instruments, and further amended the guidance in 2018. Under the new guidance, equity investments (excluding those accounted for under the equity method or those that result in consolidation) are required to be measured at fair value, with changes in fair value recognized in net income. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments and requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category and form of financial assets. Edison International and SCE adopted this guidance effective January 1, 2018. Edison International and SCE recognized a cumulative effect adjustment to increase the opening balance of retained earnings and accumulated other comprehensive loss by $5 million ($8 million pre-tax) on January 1, 2018. See Edison International's and SCE's consolidated statements of changes in equity for further details.
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
In March 2017, the FASB issued an accounting standards update on the presentation of the components of net periodic benefit cost for an entity's defined benefit pension and other postretirement plans. Edison International and SCE adopted this guidance retrospectively with respect to the income statement presentation requirement and prospectively for the capitalization requirement, effective January 1, 2018. The adoption of this standard did not have a material impact on Edison International's and SCE's consolidated financial statements, but did result in the separate presentation of service costs as an operating expense and non-service costs within other income and expenses and the limitation of the capitalization of benefit costs to the service cost component. During the year ended December 31, 2017 and 2016, non-service benefits totaled $37 million and $30 million for Edison International, respectively, and $51 million and $35 million for SCE, respectively, which were reclassified from "Operation and maintenance" to "Other income and expenses." See Notes 9 and 15 for further details.
Accounting Guidance Not Yet Adopted
In February 2016, the FASB issued an accounting standards update related to lease accounting and further amended the standard in 2018. The new guidance is effective January 1, 2019. Under the new standard, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets and obtain all the economic benefits for a period of time in exchange for consideration. Lessees are required to recognize leases on the balance sheet as a right-of-use asset and a related lease liability, and classify the leases as either operating or finance. The liability will be equal to the present value of the lease payments. The asset will be based on the liability, subject to adjustments, such as lease incentives. SCE, as a regulated entity, is permitted to continue to recognize expense using the timing that conforms to the regulatory rate treatment. In accordance with the new guidance, Edison International and SCE will elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs and the practical expedient not to assess whether existing land easements are or contain a lease. Edison International and SCE will adopt this guidance effective January 1, 2019, using the modified retrospective approach, for leases that existed as of the adoption date and will elect the optional transition method not to restate periods prior to the adoption date. The adoption of this standard is expected to increase right-of-use assets and lease liabilities in the consolidated balance sheets by approximately $1 billion as of January 1, 2019 for both Edison International and SCE. Edison International and SCE have implemented a new lease accounting system and are in the process of finalizing the impact this standard will have on the lease disclosures.
The FASB issued an accounting standards update in June 2016, and further amended the guidance in November 2018, related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses. Edison International and SCE are currently evaluating the impact of this new guidance.
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

Note 2.    Property, Plant and Equipment
SCE's property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2018	2017
Distribution	$25,026	$23,633
Transmission	13,800	13,127
Generation	3,598	3,468
General plant and other	4,398	4,534
Accumulated depreciation	(9,566)	(9,355)
	37,256	35,407
Construction work in progress	3,883	3,175
Nuclear fuel, at amortized cost	130	126
Total utility property, plant and equipment	$41,269	$38,708
Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant, and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, primarily ranging from 5 to 7 years and commencing upon operational use. Capitalized software costs, included in general plant and other above, were $1.0 billion and $1.1 billion at December 31, 2018 and 2017, respectively, and accumulated amortization was $0.5 billion and $0.6 billion, at December 31, 2018 and 2017, respectively. Amortization expense for capitalized software was $198 million, $233 million and $249 million in 2018, 2017 and 2016, respectively. At December 31, 2018, amortization expense is estimated to be $180 million, $145 million, $107 million, $59 million and $20 million for 2019 through 2023, respectively.
Jointly Owned Utility Projects
SCE owns undivided interests in several generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income.
The following is SCE's investment in each asset as of December 31, 2018:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Net Book Value	Ownership Interest
Transmission systems:
Eldorado	$245	$13	$29	$—	$229	59%
Pacific Intertie	217	73	75	—	215	50%
Generating station:
Palo Verde (nuclear)	2,024	63	1,567	130	650	16%
Total	$2,486	$149	$1,671	$130	$1,094
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
Variable Interest in VIEs that are not Consolidated
Power Purchase Agreements
SCE has PPAs that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants and contracts with qualifying facilities that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 12. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,602 megawatts ("MW") and 4,898 MW at December 31, 2018 and 2017, respectively, and the amounts that SCE paid to these projects were $762 million and $767 million for the years ended December 31, 2018 and 2017, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust II, Trust III, Trust IV, Trust V and Trust VI were formed in 2013, 2014, 2015, 2016 and 2017, respectively, for the exclusive purpose of issuing the 5.10%, 5.75%, 5.375%, 5.45% and 5.00% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust II, Trust III, Trust IV, Trust V and Trust VI issued to the public trust securities in the face amounts of $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series G, Series H, Series J, Series K and Series L Preference Stock issued by SCE in the principal amounts of $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
The Series G, Series H, Series J, Series K, and Series L Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series G, Series H, Series J, Series K or Series L Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (see Note 13 for further information). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.

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
The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of December 31, 2018 and 2017, consisted of investments of $400 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Years ended December 31,
(in millions)	Trust I	Trust II	Trust III	Trust IV	Trust V	Trust VI
2018
Dividend income	*	$20	$16	$17	$16	$24
Dividend distributions	*	20	16	17	16	24
2017
Dividend income	$14	$20	$16	$17	$16	$12
Dividend distributions	14	20	16	17	16	12
2016
Dividend income	$27	$20	$16	$17	$13	*
Dividend distributions	27	20	16	17	13	*
* Not applicable
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2018 and 2017, nonperformance risk was not material for Edison International and SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$32	$141	$—	$173
Other	9	21	—	—	30
Nuclear decommissioning trusts:
Stocks[2]	1,382	—	—	—	1,382
Fixed Income[3]	1,001	1,665	—	—	2,666
Short-term investments, primarily cash equivalents	120	95	—	—	215
Subtotal of nuclear decommissioning trusts[4]	2,503	1,760	—	—	4,263
Total assets	2,512	1,813	141	—	4,466
Liabilities at fair value
Derivative contracts	—	13	—	(7)	6
Total liabilities	—	13	—	(7)	6
Net assets	$2,512	$1,800	$141	$7	$4,460

	December 31, 2017
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$9	$102	$(1)	$110
Money market funds and other	495	—	—	—	495
Nuclear decommissioning trusts:
Stocks[2]	1,596	—	—	—	1,596
Fixed Income[3]	1,065	1,665	—	—	2,730
Short-term investments, primarily cash equivalents	101	72	—	—	173
Subtotal of nuclear decommissioning trusts[4]	2,762	1,737	—	—	4,499
Total assets	3,257	1,746	102	(1)	5,104
Liabilities at fair value
Derivative contracts	—	2	1	(2)	1
Total liabilities	—	2	1	(2)	1
Net assets	$3,257	$1,744	$101	$1	$5,103

[1]	Represents the netting of assets and liabilities under master netting agreements and cash collateral.

[2]	Approximately 71% and 69% of SCE's equity investments were located in the United States at December 31, 2018 and 2017, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $67 million and $102 million at December 31, 2018 and 2017, respectively.

[4]
Excludes net payables of $143 million and $59 million at December 31, 2018 and 2017, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $115 million and $541 million at December 31, 2018 and 2017, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	December 31,
(in millions)	2018	2017
Fair value of net assets (liabilities) at beginning of period	$101	$(1,089)
Total realized/unrealized gains:
Included in regulatory assets and liabilities[1]	40	133
Contract amendment[2]	—	143
Normal purchase and normal sale designation[3]	—	914
Fair value of net assets at end of period	$141	$101
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$138	$100

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2 Represents a tolling contract that was amended during the second quarter of 2017, which was no longer accounted for as a derivative as of December 31, 2017.

[3]
During the third quarter of 2017, SCE designated certain derivative contracts as normal purchase and normal sale contracts, which resulted in a reclassification of $914 million from derivative liabilities to other liabilities. These liabilities are amortized over the remaining contract terms.

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
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	Range
Congestion revenue rights
December 31, 2018	$141	$—	Auction prices	CAISO CRR auction clearing prices	$(7.41) - $41.52
December 31, 2017	102	—	Auction prices	CAISO CRR auction clearing prices	$(9.41) - $8.66
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
Nonrecurring Fair Value Measurements
Edison International assesses goodwill through an annual goodwill impairment test, at the reporting unit level as of October 1st of each year. The fair value of the Edison Energy reporting unit is classified as Level 3 and is estimated using the income approach. In October 2018, Edison International evaluated the recoverability of goodwill and recorded an impairment charge of Edison Energy's goodwill totaling $19 million ($13 million after-tax) during the fourth quarter of 2018. See Note 1 for further details.

Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2018		December 31, 2017
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$14,711	$14,844	$12,123	$13,760
SCE	12,971	13,180	10,907	12,547

[1]	Carrying value is net of debt issuance costs.

[2]	The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.
Note 5.    Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2018) of Edison International and SCE:

	December 31,
(in millions)	2018	2017
Edison International Parent and Other:
Debentures and notes:
2020 – 2028 (2.125% to 4.125%)	$1,750	$1,200
Other long-term debt[1]	—	29
Current portion of long-term debt	—	(2)
Unamortized debt discount and issuance costs, net	(10)	(13)
Total Edison International Parent and Other	1,740	1,214
SCE:
First and refunding mortgage bonds:
2021 – 2048 (1.845% to 6.05%)	12,050	9,779
Pollution-control bonds:
2028 – 2035 (1.875% to 5.0%)[2]	752	909
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	306	307
Current portion of long-term debt	(79)	(479)
Unamortized debt discount and issuance costs, net	(137)	(88)
Total SCE	12,892	10,428
Total Edison International	$14,632	$11,642

[1]	Includes $29 million of long-term debt as of December 31, 2017 for SoCore Energy, which was sold in April 2018. See Note 1 for further details on the sale of SoCore Energy.

[2]	Balance as of December 31, 2017 excludes outstanding bonds due in 2031 that may be remarketed to investors in the future. These bonds were retired in April 2018.

Edison International and SCE long-term debt maturities over the next five years are the following:

(in millions)	Edison International	SCE
2019	$79	$79
2020	479	79
2021	1,029	1,029
2022	764	364
2023	1,300	900
Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio to be less than or equal to 0.65 to 1. At December 31, 2018, SCE was in compliance with this debt covenant and all other financial covenants that affect access to capital.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at December 31, 2018:

(in millions)	Edison International Parent	SCE
Commitment	$1,500	$3,000
Outstanding borrowings (excluding discount)	—	(721)
Outstanding letters of credit	—	(190)
Amount available	$1,500	$2,089
In May 2018, SCE and Edison International Parent amended their multi-year revolving credit facilities to increase the facilities to $3.0 billion and $1.5 billion from $2.75 billion and $1.25 billion, respectively. Both facilities mature in May 2023 and have two 1-year extension options. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At December 31, 2018, commercial paper, net of discount, was $720 million at a weighted-average interest rate of 3.23%.
At December 31, 2018, letters of credit issued under SCE's credit facility aggregated $190 million and are scheduled to expire in twelve months or less. At December 31, 2017, the outstanding commercial paper, net of discount, was $738 million at a weighted-average interest rate of 1.75%. In December 2017, SCE borrowed $500 million from the credit facility which had an interest rate of 2.46% on December 31, 2017; this borrowing was repaid in January 2018 with cash on hand.
At December 31, 2018, Edison International Parent had no outstanding commercial paper. At December 31, 2017, the outstanding commercial paper, net of discount, was $639 million at a weighted-average interest rate of 1.70%. In December 2017, Edison International borrowed $500 million from the credit facility which had an interest rate of 2.56% on December 31, 2017; this borrowing was repaid in January 2018 with cash on hand.
Debt Financing Subsequent to December 31, 2018
In February 2019, SCE borrowed $750 million under a Term Loan Agreement due in February 2020, with a variable interest rate based on the London Interbank Offered Rate plus 70 basis points. The proceeds were used to repay SCE's commercial paper borrowings and for general corporate purposes.

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
Certain power and gas contracts contain master netting agreements or similar agreements, which generally allow counterparties subject to the agreement to offset amounts when certain criteria are met, such as in the event of default. The objective of netting is to reduce credit exposure. Additionally, to reduce SCE's risk exposures counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $4 million and $1 million as of December 31, 2018 and 2017, respectively, for which SCE has posted collateral of $17 million and less than $1 million collateral to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2018, SCE would be required to post less than $1 million of additional collateral.
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

	December 31, 2018
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$171	$2	$173	$13	$—	$13	$160
Gross amounts offset in the consolidated balance sheets	—	—	—	—	—	—	—
Cash collateral posted	—	—	—	(7)	—	(7)	7
Net amounts presented in the consolidated balance sheets	$171	$2	$173	$6	$—	$6	$167

	December 31, 2017
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$106	$5	$111	$3	$—	$3	$108
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted	—	—	—	(1)	—	(1)	1
Net amounts presented in the consolidated balance sheets	$105	$5	$110	$1	$—	$1	$109
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
The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2018	2017	2016
Realized gains (losses)	$26	$(14)	$(59)
Unrealized gains	82	106	84
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE economic hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2018	2017
Electricity options, swaps and forwards	GWh	2,786	475
Natural gas options, swaps and forwards	Bcf	20	143
Congestion revenue rights	GWh	54,453	78,765

Note 7.    Revenue

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

The following table is a summary of SCE's revenue:

	Years ended December 31,
	2018			2017			2016
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2]	$6,519	$5,611	$12,130	*	*	*	*	*	*
Alternative revenue programs and other operating revenue	41	440	481	*	*	*	*	*	*
Total operating revenue	$6,560	$6,051	$12,611	$6,611	$5,643	$12,254	$6,504	$5,326	$11,830
* As discussed in Note 1, prior period amounts have not been adjusted under the modified retrospective method.

[1]
During the year ended December 31, 2018, SCE recorded CPUC revenue based on the 2017 authorized revenue requirements adjusted for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC. These revenue adjustments are included in "Revenues from contracts with customers." For further information, see Note 1.

[2]
At December 31, 2018 and 2017, SCE's receivables related to contracts from customers were $1.1 billion and $825 million, respectively, which include accrued unbilled revenue of $482 million and $212 million, respectively.

SCE's Revenue from Contracts with Customers
Provision of Electricity
SCE principally generates revenue through supplying and delivering electricity to its customers. Rates charged to customers are based on tariff rates, approved by the CPUC and FERC. Revenue is authorized by the CPUC through triennial GRC proceedings which are intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its CPUC-jurisdictional rate base. The CPUC sets an annual revenue requirement for the base year and the remaining two years are set by a methodology established in the GRC proceeding. As described above, SCE also earns revenue, with no return, to recover costs for power procurement and other activities.
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
Energy sales are typically on a month-to-month implied contract for transmission, distribution and generation services. Revenue is recognized over time as the energy is supplied and delivered to customers and the respective revenue is billed and paid on a monthly basis.

Sales and Use Taxes
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. SCE's franchise fees billed to customers were $133 million, $133 million and $111 million for the years ended December 31, 2018, 2017 and 2016, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
SCE's Alternative Revenue Programs
The CPUC and FERC have authorized additional, alternative revenue programs which adjusts billings for the effects of broad external factors or compensates SCE for demand-side management initiatives and provides for incentive awards if SCE achieves certain objectives. These alternative revenue programs allow SCE to recover costs that SCE has been authorized to pass on to customers, including costs to purchase electricity and natural gas, and to fund public purpose, demand response, and customer energy efficiency programs. In general, revenue is recognized for these alternative revenue programs at the time the costs are incurred and, for incentive-based programs, at the time the awards are approved by the CPUC. SCE begins recognizing revenues for these programs when a program has been established by an order from either the CPUC or FERC that allows for automatic adjustment of future rates, the amount of revenue for the period is objectively determinable and probable of recovery and the revenue will be collected within 24 months following the end of the annual period.
Note 8.    Income Taxes
Current and Deferred Taxes
Edison International's sources of income before income taxes are:

	Years ended December 31,
(in millions)	2018	2017	2016
(Loss) income from continuing operations before income taxes	$(1,089)	$949	$1,590
Income from discontinued operations before income taxes	—	—	1
(Loss) income before income tax	$(1,089)	$949	$1,591
The components of income tax (benefit) expense by location of taxing jurisdiction are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Current:
Federal	$(57)	$(221)	$(46)	$(51)	$(253)	$75
State	(155)	4	33	(93)	(81)	93
	(212)	(217)	(13)	(144)	(334)	168
Deferred:
Federal	(386)	570	176	(354)	265	112
State	(141)	(72)	14	(198)	39	(24)
	(527)	498	190	(552)	304	88
Total continuing operations	(739)	281	177	(696)	(30)	256
Discontinued operations[1]	(34)	—	(11)	—	—	—
Total	$(773)	$281	$166	$(696)	$(30)	$256

[1]
In the fourth quarter of 2018, Edison International and SCE recognized tax benefits related to a settlement with the California Franchise Tax Board for tax years 1994 – 2006. See further discussion in Tax Disputes below.

The components of net accumulated deferred income tax liability are:

	Edison International		SCE
	December 31,
(in millions)	2018	2017	2018	2017
Deferred tax assets:
Property and software related	$399	$358	$388	$357
Wildfire reserve[1]	709	—	709	—
Nuclear decommissioning trust assets in excess of nuclear ARO liability	323	404	323	404
Loss and credit carryforwards[2]	1,375	1,346	154	150
Regulatory asset[3]	798	812	798	812
Pension and postretirement benefits other than pensions, net	171	178	46	50
Other	188	277	184	236
Sub-total	3,963	3,375	2,602	2,009
Less: valuation allowance[4]	36	28	—	—
Total	3,927	3,347	2,602	2,009
Deferred tax liabilities:
Property-related	7,497	6,970	7,497	6,962
Capitalized software costs	188	160	188	160
Regulatory liability	367	158	367	158
Nuclear decommissioning trust assets	323	404	323	404
Other	57	140	54	133
Total	8,432	7,832	8,429	7,817
Accumulated deferred income tax liability, net[5]	$4,505	$4,485	$5,827	$5,808

[1]	Relates to a charge recorded for wildfire-related claims, net of expected recoveries from insurance and FERC customers. For further information, see Note 12.

[2]
As of December 31, 2018, deferred tax assets for net operating loss and tax credit carryforwards are reduced by unrecognized tax benefits of $178 million and $97 million for Edison International and SCE, respectively.

3 Includes deferred tax asset of $788 million and $809 million, for December 31, 2018 and 2017, respectively, related to certain regulatory liabilities established as part of Tax Reform discussed below.

[4]
As of December 31, 2018 Edison International has recorded a valuation allowance of $32 million for non-California state net operating loss carryforwards and $4 million for California capital loss generated from sale of SoCore Energy in 2018, which are estimated to expire before being utilized.

[5]	Included in deferred income taxes and credits on the consolidated balance sheets.
On December 22, 2017, Tax Reform was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 35% to 21% and is generally effective beginning January 1, 2018. US GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. At the date of enactment, Edison International and SCE's deferred taxes were re-measured based upon the new tax rate. In December 2017, accumulated deferred income tax liabilities, net, were reduced by $4.5 billion and $5.0 billion at Edison International and SCE, respectively. Edison International recorded income tax expense of $466 million at December 31, 2017, primarily related to the re-measurement of the federal net operating loss carryforwards (see below for more information).
In the absence of regulatory guidance specific to 2017 Tax Reform, SCE used judgment to interpret prior Commission decisions in determining which re-measurement amounts belong to customers and shareholders. Customer amounts were recorded to regulatory assets and liabilities. An income tax expense of $33 million was recorded for the re-measurement of deferred taxes attributable to shareholder-funded activities in 2017. Changes in the allocation of deferred tax re-measurement between customers and shareholders will be reflected in the financial statements and adjusted prospectively as information becomes available. The CPUC issued a ruling in January of 2019 that determined customers are only entitled to excess deferred taxes which were included in rate base, all other deferred tax re-measurement belongs to shareholders. As a result, an income tax benefit of approximately $70 million is expected to be recorded in the first quarter of 2019.
In December 2017, SCE recorded estimated deferred taxes related to Tax Reform pertaining to the changes of bonus depreciation rules for property acquired and placed into service after September 27, 2017. In August 2018, the Internal Revenue Service ("IRS") and United States Treasury Department issued proposed regulations which taxpayers may rely on when determining bonus depreciation for such property. The application of the proposed regulations had an immaterial impact on Edison International's and SCE's statements of income and balance sheets.
Net Operating Loss and Tax Credit Carryforwards
The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE
	December 31, 2018
(in millions)	Loss Carryforwards	Credit Carryforwards	Loss Carryforwards	Credit Carryforwards
Expire between 2021 to 2038	$1,073	$469	$203	$26
No expiration date	—	11	—	22
Total	$1,073	$480	$203	$48
Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $212 million and $199 million related to Capistrano Wind at December 31, 2018 and 2017, respectively. Under a tax allocation agreement, Edison International has recorded a corresponding liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind of these tax benefits when realized.
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE
	Years ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
(Loss) income from continuing operations before income taxes	$(1,089)	$949	$1,590	$(885)	$1,106	$1,755
Provision for income tax at federal statutory rate of 21% and 35%, respectively[1]	(229)	332	556	(186)	387	614
Increase in income tax from:
Items presented with related state income tax, net:
State tax, net of federal benefit	(168)	2	29	(155)	8	43
Property-related	(275)	(439)	(362)	(275)	(439)	(362)
Change related to uncertain tax positions[2]	(66)	(18)	(4)	(71)	(13)	(8)
Revised San Onofre Settlement Agreement[3]	—	25	—	—	25	—
Share-based compensation[4]	(2)	(55)	(28)	(1)	(11)	(13)
Deferred tax re-measurement[5]	—	466	—	—	33	—
Other	1	(32)	(14)	(8)	(20)	(18)
Total income tax (benefit) expense from continuing operations	$(739)	$281	$177	$(696)	$(30)	$256
Effective tax rate	(67.9)%	29.6%	11.1%	(78.6)%	(2.7)%	14.6%
1 Tax Reform reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

2 In the fourth quarter of 2018, Edison International and SCE recognized tax benefits related to a settlement with the California Franchise Tax Board for tax years 1994 – 2006. See further discussion in Tax Disputes below.
3 Includes the write-off of an unrecovered tax regulatory asset related to the Revised San Onofre Settlement Agreement. See Note 12 for further information.

[4]	Includes state taxes of $(11) million and $(4) million for Edison International and $(2) million and $(1) million for SCE for the years ended December 31, 2017 and 2016, respectively.

[5]	In 2017, Edison International and SCE recorded a charge to earnings related to the re-measurement of deferred taxes resulting from Tax Reform. See further discussion above.
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. Flow-through items reduce current authorized revenue requirements in SCE's rate cases and result in a regulatory asset for recovery of deferred income taxes in future periods. The difference between the authorized amounts as determined in SCE's rate cases, adjusted for balancing and memorandum account activities, and the recorded flow-through items also result in increases or decreases in regulatory assets with a corresponding impact on the effective tax rate to the extent that recorded deferred amounts are expected to be recovered in future rates. For further information, see Note 11.
Accounting for Uncertainty in Income Taxes
Authoritative guidance related to accounting for uncertainty in income taxes requires an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position by determining if the weight of available evidence indicates it is more likely than not, based solely on the technical merits, that the position will be sustained upon examination. The guidance requires the disclosure of all unrecognized tax benefits, which includes both the reserves recorded for tax positions on filed tax returns and the unrecognized portion of affirmative claims.
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits for continuing and discontinued operations:

	Edison International			SCE
	December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Balance at January 1,	$432	$471	$529	$331	$371	$353
Tax positions taken during the current year:
Increases	41	51	36	42	51	36
Tax positions taken during a prior year:
Increases	—	—	2	—	—	—
Decreases[1]	(108)	(7)	(96)	(121)	(13)	(18)
Decreases for settlements during the period[2]	(27)	(83)	—	(3)	(78)	—
Balance at December 31,	$338	$432	$471	$249	$331	$371

[1]
Decrease in 2018 was related to re-measurement as a result of a settlement with the California Franchise Tax Board for tax years 1994 – 2006. Decrease in 2016 was related to state tax receivables on various claims. Due to the tax risks associated with these claims, the tax benefits were fully reserved at the time the asset was recorded. During 2016, the Company determined that it will not recognize these assets, so the tax benefit and related tax reserve were written off.

[2]
In 2018, Edison International reached a settlement with the California Franchise Tax Board for tax years 1994 – 2006. In 2017, Edison International settled all open tax positions with the IRS for taxable years 2007 – 2012. See Tax Disputes below for further details.

As of December 31, 2018, 2017 and 2016, if recognized, $197 million, $308 million, and $347 million, respectively, of unrecognized tax benefits would impact Edison International's effective tax rate and $95 million, $167 million, and $243 million, respectively, of the unrecognized tax benefits would impact SCE's effective tax rate.

Tax Disputes
In 2017, Edison International settled all open tax positions with the IRS for tax years 2007 – 2012. Edison International has previously made cash deposits to cover the estimated tax and interest liability from this audit cycle and expects a $7 million refund of this deposited amount.
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2015 – 2017 and 2010 – 2017, respectively. Edison International has settled all open tax positions with the IRS for taxable years prior to 2013.
In the fourth quarter of 2018, Edison International reached a settlement with the California Franchise Tax Board for tax years 1994 – 2006 and has updated its uncertain tax positions to reflect this settlement. This update resulted in income tax benefits of $103 million and $70 million at Edison International and SCE, respectively. Of the $103 million tax benefits, $34 million was related to Edison Mission Energy ("EME"), a legacy business of Edison International with no ongoing operations. Accordingly, the amounts of the settlement related to EME were recorded to discontinued operations. As a result of the settlement, Edison International expects a refund of tax and interest from the California Franchise Tax Board in the amount of $65 million. Tax years 2007 – 2009 are currently under protest with the California Franchise Tax Board.
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to income tax liabilities for continuing and discontinued operations are:

	Edison International		SCE
	Years ended December 31,
(in millions)	2018	2017	2018	2017
Accrued interest and penalties	$37	$115	$6	$41
The net after-tax interest and penalties recognized in income tax (benefit) expense for continuing and discontinued operations are:

	Edison International			SCE
	December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Net after-tax interest and penalties tax (benefit) expense	$(62)	$6	$6	$(25)	$4	$2
Note 9.    Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The following employer contributions were made for continuing operations:

	Edison International	SCE
(in millions)	Years ended December 31,
2018	$74	$74
2017	70	69
2016	69	68
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $84 million and $57 million, respectively, for the year ending December 31, 2019. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.

The funded position of Edison International's pension is sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's pension are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, a regulatory asset has been recorded equal to the unfunded status (See Note 11).
Information on pension plan assets and benefit obligations for continuing and discontinued operations is shown below.

	Edison International		SCE
	Years ended December 31,
(in millions)	2018	2017	2018	2017
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,179	$4,284	$3,702	$3,791
Service cost	126	137	121	129
Interest cost	141	164	124	144
Actuarial gain	(280)	(46)	(273)	(74)
Benefits paid	(286)	(360)	(243)	(288)
Projected benefit obligation at end of year	$3,880	$4,179	$3,431	$3,702
Change in plan assets
Fair value of plan assets at beginning of year	$3,616	$3,388	$3,390	$3,172
Actual return on plan assets	(86)	483	(86)	442
Employer contributions	77	105	52	64
Benefits paid	(286)	(360)	(232)	(288)
Fair value of plan assets at end of year	$3,321	$3,616	$3,124	$3,390
Funded status at end of year	$(559)	$(563)	$(307)	$(312)
Amounts recognized in the consolidated balance sheets consist of [1]:
Long-term assets	$2	$7	$—	$—
Current liabilities	(29)	(17)	(5)	(4)
Long-term liabilities	(532)	(553)	(302)	(308)
	$(559)	$(563)	$(307)	$(312)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(1)	$(1)	$—	$—
Net loss[1]	83	77	17	21
	$82	$76	$17	$21
Amounts recognized as a regulatory asset	271	271	271	271
Total not yet recognized as expense	$353	$347	$288	$292
Accumulated benefit obligation at end of year	$3,753	$4,022	$3,342	$3,585
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	$3,880	$4,179	$3,431	$3,702
Accumulated benefit obligation	3,753	4,022	3,342	3,585
Fair value of plan assets	3,321	3,616	3,124	3,390
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.19%	3.46%	4.19%	3.46%
Rate of compensation increase	4.10%	4.10%	4.10%	4.10%

[1]
The SCE liability excludes a long-term payable due to Edison International Parent of $117 million and $114 million at December 31, 2018 and 2017, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent. SCE's accumulated other comprehensive loss of $17 million and $21 million at December 31, 2018 and 2017, respectively, excludes net loss of $21 million and $19 million related to these benefits.

Net periodic pension expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2018	2017 [3]	2016 [3]	2018	2017 [3]	2016 [3]
Service cost	$126	$138	$139	$123	$133	$136
Non-service cost
Interest cost	140	164	172	128	149	156
Expected return on plan assets	(228)	(212)	(220)	(214)	(199)	(205)
Settlement costs[1]	—	6	—	—	—	—
Amortization of prior service cost	3	3	4	3	3	4
Amortization of net loss[2]	9	21	27	6	17	23
Regulatory adjustment (deferred)	15	(28)	(21)	15	(28)	(21)
Total non-service benefit	$(61)	$(46)	$(38)	$(62)	$(58)	$(43)
Total expense recognized	$65	$92	$101	$61	$75	$93

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

[2]
Includes the amount of net loss reclassified from accumulated other comprehensive loss. The amount reclassified for Edison International was $9 million, $10 million and $10 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amount reclassified for SCE was $6 million for all the years ended December 31, 2018, 2017 and 2016.

3 During the first quarter of 2018, Edison International and SCE adopted an accounting standard retrospectively related to the presentation of the components of net periodic benefit costs for the defined benefit pension and other postretirement plans. Prior years' consolidated income statements have been updated to reflect the retrospective application of this accounting standard. Service and non-service costs are included in "Operation and maintenance" and "Other income and expenses," respectively, on the consolidated income statement. See Note 1 for further information.
Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss for continuing operations:

	Edison International			SCE
	Years ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Net loss	$5	$—	$6	$5	$3	$4
Settlement charges	—	(6)	—	—	—	—
Amortization of net loss	(9)	(10)	(10)	(6)	(6)	(6)
Total recognized in other comprehensive loss	$(4)	$(16)	$(4)	$(1)	$(3)	$(2)
Total recognized in expense and other comprehensive loss	$61	$76	$97	$60	$72	$91
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.

The estimated pension amounts that will be amortized to expense in 2019 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net loss to be amortized[1]	$8	$6
Unrecognized prior service cost to be amortized	2	2

[1]	The amount of net loss expected to be reclassified from accumulated other comprehensive loss for Edison International and SCE is $8 million and $6 million, respectively.
Edison International and SCE used the following weighted-average assumptions to determine pension expense for continuing operations:

	Years ended December 31,
	2018	2017	2016
Discount rate	3.46%	3.94%	4.18%
Rate of compensation increase	4.10%	4.00%	4.00%
Expected long-term return on plan assets	6.50%	6.50%	7.00%
The following benefit payments, which reflect expected future service, are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2019	$342	$299
2020	323	289
2021	323	285
2022	313	281
2023	301	274
2024 – 2028	1,446	1,280
Postretirement Benefits Other Than Pensions ("PBOP(s)")
Employees hired prior to December 31, 2017 who are retiring at or after age 55 with at least 10 years of service may be eligible for postretirement medical, dental, and vision benefits. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Under the terms of the Edison International Welfare Benefit Plan ("PBOP Plan"), each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP Plan benefits with respect to its employees and former employees that exceed the participants' share of contributions. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.
The expected contributions (substantially all of which are expected to be made by SCE) for PBOP benefits are $23 million for the year ended December 31, 2019. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
SCE has three voluntary employees' beneficiary association trusts ("VEBA Trusts") that can only be used to pay for retiree health care benefits of SCE and its subsidiaries. Once funded into the VEBA Trusts, neither SCE nor Edison International can subsequently recover remaining amounts in the VEBA Trusts. Participants of the PBOP Plan do not have a beneficial interest in the VEBA Trusts. The VEBA Trust assets are sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's other postretirement benefits are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, the unfunded status is offset by a regulatory asset.

Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$2,337	$2,276	$2,325	$2,266
Service cost	37	31	37	31
Interest cost	80	86	80	85
Special termination benefits	—	1	—	1
Actuarial (gain) loss[1]	(382)	24	(379)	23
Plan participants' contributions	28	24	28	24
Benefits paid	(114)	(105)	(114)	(105)
Benefit obligation at end of year	$1,986	$2,337	$1,977	$2,325
Change in plan assets
Fair value of plan assets at beginning of year	$2,330	$2,102	$2,330	$2,102
Actual return on assets	(123)	297	(123)	297
Employer contributions	13	12	12	12
Plan participants' contributions	28	24	28	24
Benefits paid	(115)	(105)	(114)	(105)
Fair value of plan assets at end of year	$2,133	$2,330	$2,133	$2,330
Funded status at end of year	$147	$(7)	$156	$5
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$159	$6	$168	$17
Current liabilities	(12)	(13)	(12)	(12)
Long-term liabilities	—	—	—	—
	$147	$(7)	$156	$5
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1	$4	$—	$—
Amounts recognized as a regulatory liability	(185)	(26)	(185)	(26)
Total not yet recognized as income	$(184)	$(22)	$(185)	$(26)
Weighted-average assumptions used to determine obligations at end of year:
Discount rate	4.35%	3.70%	4.35%	3.70%
Assumed health care cost trend rates:
Rate assumed for following year	6.75%	6.75%	6.75%	6.75%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029	2029
1 For Edison International and SCE, respectively, the 2018 actuarial gain is primarily related to $195 million and $194 million gain from an increase in discount rate (from 3.70% as of December 31, 2017 to 4.35% as of December 31, 2018) and $137 million and $135 million in experience gain.

Net periodic PBOP expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2018	2017 [2]	2016 [2]	2018	2017 [2]	2016 [2]
Service cost	$37	$31	$35	$37	$31	$34
Non-service cost
Interest cost	80	86	97	80	85	97
Expected return on plan assets	(121)	(110)	(112)	(122)	(110)	(112)
Special termination benefits[1]	—	1	2	—	1	2
Amortization of prior service credit	(1)	(3)	(2)	(1)	(2)	(2)
Regulatory adjustment (deferred)	24	—	—	24	—	—
Total non-service benefit	$(18)	$(26)	$(15)	$(19)	$(26)	$(15)
Total expense	$19	$5	$20	$18	$5	$19

[1]	Due to the reduction in workforce, SCE has incurred costs for extended retiree health care coverage.
2 During the first quarter of 2018, Edison International and SCE adopted an accounting standard retrospectively related to the presentation of the components of net periodic benefit costs for the defined benefit pension and other postretirement plans. Prior years' consolidated income statements have been updated to reflect the retrospective application of this accounting standard. Service and non-service costs are included in "Operation and maintenance" and "Other income and expenses," respectively, on the consolidated income statement. See Note 1 for further information.
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated PBOP amounts that will be amortized to expense in 2019 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net gain to be amortized	$(3)	$(3)
Unrecognized prior service credit to be amortized	(1)	(1)
Edison International and SCE used the following weighted-average assumptions to determine PBOP expense for continuing operations:

	Years ended December 31,
	2018	2017	2016
Discount rate	3.70%	4.29%	4.55%
Expected long-term return on plan assets	5.30%	5.30%	5.60%
Assumed health care cost trend rates:
Current year	6.75%	7.00%	7.50%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2022	2022

A one-percentage-point change in assumed health care cost trend rate would have the following effects on continuing operations:

	Edison International		SCE
(in millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on accumulated benefit obligation as of December 31, 2018	$210	$(173)	$209	$(172)
Effect on annual aggregate service and interest costs	11	(9)	11	(9)
The following benefit payments (net of plan participants' contributions) are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2019	$91	$91
2020	94	94
2021	97	97
2022	100	99
2023	103	102
2024 – 2028	553	550
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes and may have active and passive investment strategies within asset classes. Target allocations for 2018 pension plan assets were 25% for U.S. equities, 17% for non-U.S. equities, 40% for fixed income, 12% for opportunistic and/or alternative investments and 6% for other investments. Target allocations for 2018 PBOP plan assets (except for Represented VEBA which is 85% for fixed income, 5% for opportunistic/private equities, and 10% global equities) are 58% for global equities, 29% for fixed income, and 13% for opportunistic and/or alternative investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.
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
Capital Markets Return Forecasts
SCE's capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, complex models to develop asset class return forecasts and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation, and asset class specific risk premiums. For equities, the risk premium is based on an assumed average equity risk premium of 5% over cash. The forecasted return on private equity and opportunistic investments are estimated at a 2% premium above public equity, reflecting a premium for higher volatility and lower liquidity. For fixed income, the risk premium is based on a comprehensive modeling of credit spreads.
Fair Value of Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust ("Master Trust") assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. The fair value of the underlying investments in equity mutual funds are based on stock-exchange prices. The fair value of the underlying investments in fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. Common/collective funds and partnerships are measured at fair value using the net asset value per share ("NAV") and have not been classified in the fair value hierarchy. Other investment entities are valued similarly to common/collective funds and are therefore classified as NAV. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable and classified as NAV and are discussed further at Note 9 to the pension plan master trust investments table below.
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

Pension Plan
The following table sets forth the Master Trust investments for Edison International and SCE that were accounted for at fair value as of December 31, 2018 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	NAV[1]	Total
U.S. government and agency securities[2]	$110	$937	$—	$—	$1,047
Corporate stocks[3]	473	6	—	—	479
Corporate bonds[4]	—	582	—	—	582
Common/collective funds[5]	—	—	—	426	426
Partnerships/joint ventures[6]	—	—	—	434	434
Other investment entities[7]	—	—	—	236	236
Registered investment companies[8]	112	—	—	2	114
Interest-bearing cash	2	—	—	—	2
Other	—	73	—	—	73
Total	$697	$1,598	$—	$1,098	$3,393
Receivables and payables, net					(72)
Net plan assets available for benefits					$3,321
SCE's share of net plan assets					$3,124
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2017 by asset class and level within the fair value hierarchy:

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

[3]
Corporate stocks are diversified. At December 31, 2018 and 2017, respectively, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (43%) and (54%) and Morgan Stanley Capital International (MSCI) index (57%) and (46%).

[4]
Corporate bonds are diversified. At December 31, 2018 and 2017, respectively, this category includes $60 million and $65 million for collateralized mortgage obligations and other asset backed securities.

[5]
At December 31, 2018 and 2017, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's 500 Index (43% and 41%) and Russell 1000 indexes (14% and 15%). In addition, at December 31, 2018 and 2017, respectively, 21% and 15% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index exUS and 15% and 25% of this category are in non-index U.S. equity fund, which is actively managed.

[6]
At December 31, 2018 and 2017, respectively, 50% and 55% are invested in private equity funds with investment strategies that include branded consumer products, clean technology and California geographic focus companies, 30% and 20% are invested in a broad range of financial assets in all global markets, and 16% and 23% are invested in publicly traded fixed income securities.

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
At December 31, 2018 and 2017, respectively, approximately 61% and 67% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Postretirement Benefits Other than Pensions
The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2018 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	Level 3	NAV[1]	Total
U.S. government and agency securities[2]	$322	$49	$—	$—	$371
Corporate stocks[3]	204	—	—	—	204
Corporate notes and bonds[4]	—	832	—	—	832
Common/collective funds[5]	—	—	—	495	495
Partnerships[6]	—	—	—	89	89
Registered investment companies[7]	38	—	—	—	38
Interest bearing cash	22	—	—	—	22
Other[8]	5	99	—	—	104
Total	$591	$980	$—	$584	$2,155
Receivables and payables, net					(22)
Combined net plan assets available for benefits					$2,133

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

[3]
Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (67% and 64%) and the MSCI All Country World Index (33% and 36%) for 2018 and 2017, respectively.

[4]
Corporate notes and bonds are diversified and include approximately $59 million and $36 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2018 and 2017, respectively.

[5]
At December 31, 2018 and 2017, respectively, 74% and 75% of the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Index Investable Market Index and 19% and 17% are invested in a non-index U.S. equity fund which is actively managed. The remaining assets in this category are primarily invested in emerging market fund.

[6]
At December 31, 2018 and 2017, respectively, 48% and 56% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. 34% and 33% are invested in a broad range of financial assets in all global markets. 17% and 9% of the remaining partnerships category are invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks.

[7]
At both December 31, 2018 and 2017, registered investment companies were primarily invested in (1) a money market fund, (2) exchange rate trade funds which seek to track performance of MSCI Emerging Market Index, Russell 2000 Index, and international small cap equities.

[8]	Other includes $58 million and $60 million of municipal securities at December 31, 2018 and 2017, respectively.
At December 31, 2018 and 2017, respectively, approximately 64% and 61% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Stock-Based Compensation
Edison International maintains a shareholder-approved incentive plan (the 2007 Performance Incentive Plan) that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is 66 million shares, plus the number of any shares subject to awards issued under Edison International's prior plans and outstanding as of April 26, 2007, which expire, cancel or terminate without being exercised or shares being issued. As of December 31, 2018, Edison International had approximately 28 million shares remaining available for new award grants under its stock-based compensation plans.

The following table summarizes total expense and tax benefits associated with stock based compensation:

	Edison International			SCE
	Years ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Stock-based compensation expense[1]:
Stock options	$11	$14	$14	$6	$8	$7
Performance shares	1	2	13	1	2	6
Restricted stock units	7	6	6	4	3	3
Other	2	1	1	—	—	—
Total stock-based compensation expense	$21	$23	$34	$11	$13	$16
Income tax benefits related to stock compensation expense	$6	$72	$41	$3	$15	$20

[1]	Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.
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
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2018	2017	2016
Expected terms (in years)	5.7	5.7	5.9
Risk-free interest rate	2.6% - 3.0%	2.1% - 2.3%	1.2% – 2.2%
Expected dividend yield	3.6% - 4.3%	2.7% - 3.8%	2.5% – 3.0%
Weighted-average expected dividend yield	3.8%	2.7%	2.9%
Expected volatility	20.9% - 21.9%	17.8% - 20.9%	17.2% – 17.5%
Weighted-average volatility	20.9%	17.9%	17.4%
The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity equals the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2018. The volatility period used was 68 months, 68 months and 71 months at December 31, 2018, 2017 and 2016, respectively.

The following is a summary of the status of Edison International's stock options:

		Weighted-Average
	Stock options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2017	7,822,565	$58.98
Granted	1,785,538	60.83
Forfeited or expired	(222,392)	69.59
Exercised[1]	(552,101)	47.33
Outstanding at December 31, 2018	8,833,610	59.81	6.13
Vested and expected to vest at December 31, 2018	8,726,445	59.76	6.10	$34
Exercisable at December 31, 2018	5,145,292	$54.77	4.74	$34
SCE:
Outstanding at December 31, 2017	4,445,702	$56.46
Granted	960,240	60.86
Forfeited or expired	(125,260)	68.90
Exercised[1]	(288,302)	41.57
Transfers, net	44,805	55.74
Outstanding at December 31, 2018	5,037,185	57.84	5.79
Vested and expected to vest at December 31, 2018	4,982,445	57.77	5.75	$25
Exercisable at December 31, 2018	3,089,466	$52.15	4.33	$25
1 Edison International and SCE recognized tax benefits of $3 million and $2 million, respectively, from stock options exercised in 2018.
At December 31, 2018, total unrecognized compensation cost related to stock options and the weighted-average period the cost is expected to be recognized are as follows:

(in millions)	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures	$15	$8
Weighted-average period (in years)	2.4	2.2
Supplemental Data on Stock Options

	Edison International			SCE
	Years ended December 31,
(in millions, except per award amounts)	2018	2017	2016	2018	2017	2016
Stock options:
Weighted average grant date fair value per option granted	$8.21	$10.65	$7.38	$8.22	$10.63	$7.50
Fair value of options vested	14	11	11	7	5	5
Value of options exercised	10	126	84	7	29	41
Performance Shares
A target number of contingent performance shares were awarded to executives in March 2018, 2017 and 2016 and vest at December 31, 2020, 2019 and 2018, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents). Performance shares that were granted during 2016 to 2018 are settled solely in cash and are classified as a share-based liability award. Performance shares awarded, beginning in 2019, will be settled in common stock and will be classified as share-based equity awards. The fair value of these shares granted during 2016 to 2018 is re-measured at each reporting period, and the related compensation expense is adjusted. Performance shares expense is recognized ratably over the requisite service period based on the fair values determined (subject to the adjustments discussed above), except for awards granted to retirement-eligible participants.
The fair value of market condition performance shares is determined using a Monte Carlo simulation valuation model for the total shareholder return. The fair value of financial performance condition performance shares is determined using Edison International's earnings per share compared to pre-established targets.
The following is a summary of the status of Edison International's nonvested performance shares:

	Shares	Weighted-Average Fair Value
Edison International:
Nonvested at December 31, 2017	179,122	$63.85
Granted	119,345
Forfeited	(51,281)
Vested[1]	(53,748)
Nonvested at December 31, 2018	193,438	42.81
SCE:
Nonvested at December 31, 2017	88,722	$64.01
Granted	64,335
Forfeited	(27,331)
Vested[1]	(24,574)
Affiliate transfers, net	706
Nonvested at December 31, 2018	101,858	42.96

[1]	Relates to performance shares that will be paid in 2019 as performance targets were met at December 31, 2018.
Restricted Stock Units
Restricted stock units were awarded to executives in March 2018, 2017 and 2016 and vest and become payable on January 4, 2021, January 2, 2020 and January 2, 2019, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants.
The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Restricted Stock Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2017	303,051	$69.52	141,418	$69.96
Granted	120,606	60.83	64,919	60.87
Forfeited	(8,225)	68.76	(7,973)	68.97
Vested	(123,646)	64.43	(51,667)	64.07
Affiliate transfers, net	—	—	1,129	68.64
Nonvested at December 31, 2018	291,786	68.11	147,826	68.08
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Date	Amortized Cost		Fair Value
		December 31,
(in millions)		2018	2017	2018	2017
Stocks	—	*	$236	$1,381	$1,596
Municipal bonds	2057	665	643	767	768
U.S. government and agency securities	2067	1,193	1,235	1,288	1,319
Corporate bonds	2050	573	579	611	643
Short-term investments and receivables/payables[1]	One-year	70	110	73	114
Total		$2,501	$2,803	$4,120	$4,440
* Effective January 1, 2018, SCE adopted an accounting standards update related to the classification and measurement of financial instruments in which equity investments are measured at fair value. See Note 1 for further information.

[1]
Short-term investments include $71 million and $29 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by January 2, 2019 and January 2, 2018 as of December 31, 2018 and 2017, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.4 billion and $1.6 billion at December 31, 2018 and 2017, respectively, and other-than-temporary impairments of $170 million and $143 million at the respective periods.
Trust assets are used to pay income taxes. Deferred tax liabilities related to net unrealized gains at December 31, 2018 were $323 million. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.8 billion at December 31, 2018.
The following table summarizes the gains and (losses) for the trust investments:

	December 31,
(in millions)	2018	2017	2016
Gross realized gains	$134	$244	$92
Gross realized losses	(27)	(23)	(19)
Net unrealized (losses) gains for equity securities	(233)	142	75
Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased-power, demand-side management programs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.61% and 7.90% in 2018 and 2017, respectively. The CPUC authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2018	2017
Current:
Regulatory balancing accounts	$814	$484
Power contracts[1]	305	203
Other	14	16
Total current	1,133	703
Long-term:
Deferred income taxes, net of liabilities	3,589	3,143
Pensions and other postretirement benefits	271	271
Power contracts[1]	700	799
Unamortized investments, net of accumulated amortization[2]	118	123
San Onofre[3]	—	72
Unamortized loss on reacquired debt	153	168
Regulatory balancing accounts	360	143
Environmental remediation	134	144
Other	55	51
Total long-term	5,380	4,914
Total regulatory assets	$6,513	$5,617

[1]
In 2018, SCE amended the termination date of two power purchase agreements. As a result of this amendment, SCE is required to make early termination payments of $100 million in 2019, $77 million in 2020 and $29 million in 2021, which were reflected as a regulatory asset in the consolidated balance sheets as of December 31, 2018.

[2]	Relates to a regulatory asset that earns a rate of return. See below for further information.

[3]
In accordance with the Revised San Onofre Settlement Agreement, SCE wrote down the San Onofre regulatory asset in 2017 and applied $72 million of the U.S. Department of Energy ("DOE") proceeds, previously reflected as a regulatory liability in the DOE litigation memorandum account, against the remaining San Onofre regulatory asset during the third quarter of 2018. See Note 12 for further information.

SCE's regulatory assets related to power contracts primarily represent derivative contracts that were designated as normal purchase and normal sale contracts. The liabilities for these power contracts are amortized over the remaining contract terms, approximately 2 to 5 years. For further information, see Note 1.
SCE's regulatory assets related to deferred income taxes represent tax benefits passed through to customers. The CPUC requires SCE to flow through certain deferred income tax benefits to customers by reducing electricity rates, thereby deferring recovery of such amounts to future periods. Based on current regulatory ratemaking and income tax laws, SCE expects to recover its regulatory assets related to deferred income taxes over the life of the assets that give rise to the accumulated deferred income taxes, approximately from 1 to 60 years. As a result of Tax Reform, SCE re-measured its deferred tax assets and liabilities as of December 31, 2017. For further information, see Note 8.

SCE's regulatory assets related to pensions and other post-retirement plans represent the unfunded net loss and prior service costs of the plans (see "Pension Plans and Postretirement Benefits Other than Pensions" discussion in Note 9). This amount is being recovered through rates charged to customers.
SCE has long-term unamortized investments which include nuclear assets related to Palo Verde and the beyond the meter program. Nuclear assets related to Palo Verde and the beyond the meter program are expected to be recovered by 2047 and 2027, respectively, and both earned returns of 7.61% in 2018 and 7.90% in 2017.
SCE's net regulatory asset related to its unamortized loss on reacquired debt will be recovered over the original amortization period of the reacquired debt over periods ranging from 10 to 35 years or the life of the new issue if the debt is refunded or refinanced.
SCE's regulatory assets related to environmental remediation represents a portion of the costs incurred at certain sites that SCE is allowed to recover through customer rates. See "Environmental Remediation" discussed in Note 12.
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2018	2017
Current:
Regulatory balancing accounts	$1,080	$1,009
Energy derivatives	158	74
Other[1]	294	38
Total current	1,532	1,121
Long-term:
Costs of removal	2,769	2,741
Re-measurement of deferred taxes	2,776	2,892
Recoveries in excess of ARO liabilities	1,130	1,575
Regulatory balancing accounts	1,344	1,316
Other postretirement benefits	185	26
Other[1]	125	64
Total long-term	8,329	8,614
Total regulatory liabilities	$9,861	$9,735

[1]
During 2018, SCE recorded CPUC revenue based on the 2017 authorized revenue requirement adjusted for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC. SCE recorded regulatory liabilities primarily associated with these adjustments. The CPUC has authorized the establishment of a GRC memorandum account, which will make the 2018 revenue requirement ultimately adopted by the CPUC effective as of January 1, 2018. For further information, see Note 1.

SCE's regulatory liabilities related to energy derivatives are primarily an offset to unrealized gains on derivatives.
SCE's regulatory liabilities related to costs of removal represent differences between asset removal costs recorded and amounts collected in rates for those costs.
As a result of Tax Reform, SCE's deferred tax assets and liabilities were re-measured at December 31, 2017 resulting in an increase in regulatory liabilities which is subject to change based on the outcome of the regulatory process. The regulatory liabilities are generally expected to be refunded to customers over the lives of the assets and liabilities that gave rise to the deferred taxes. For further information, see Note 8.
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

Net Regulatory Balancing Accounts
Balancing accounts track amounts that the CPUC or FERC have authorized for recovery. Balancing account over and under collections represent differences between cash collected in current rates for specified forecasted costs and such costs that are actually incurred. Undercollections are recorded as regulatory balancing account assets. Overcollections are recorded as regulatory balancing account liabilities. With some exceptions, SCE seeks to adjust rates on an annual basis or at other designated times to recover or refund the balances recorded in its balancing accounts. Memorandum accounts are authorized to track costs for potential future recovery.
Regulatory balancing and memorandum accounts that SCE does not expect to collect or refund in the next 12 months are reflected in the long-term section of the consolidated balance sheets. Regulatory balancing and memorandum accounts that do not have the right of offset are presented gross in the consolidated balance sheets. Under and over collections in balancing accounts and amounts recorded in memorandum accounts typically accrue interest based on a three-month commercial paper rate published by the Federal Reserve.
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2018	2017
Asset (liability)
Energy resource recovery account[1]	$815	$464
New system generation balancing account	(74)	(197)
Public purpose programs and energy efficiency programs	(1,200)	(1,145)
Base revenue requirement balancing account[2]	(628)	(200)
Tax accounting memorandum account and pole loading balancing account[2]	28	(259)
DOE litigation memorandum account	(69)	(156)
Greenhouse gas auction revenue and low carbon fuel standard revenue	(81)	(46)
FERC balancing accounts	(180)	(205)
Catastrophic event memorandum account	144	102
Wildfire expense memorandum account[3]	128	—
Other	(133)	(56)
Liability	$(1,250)	$(1,698)

[1]
Energy resource recovery account ("ERRA") balancing account is subject to a trigger mechanism that allows SCE to request an expeditious rate change if the ERRA balancing account overcollection or undercollection either exceeds 5% of SCE's prior year generation rate revenue or exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the overcollection or undercollection to fall below 4% within 120 days. For 2019, the 4% and 5% trigger amounts are approximately $213 million and $266 million, respectively. SCE anticipates to recover the ERRA undercollection from customer in rates beginning in April 2019. For further information of ERRA trigger mechanism, see "Business—SCE—Overview of Ratemaking Process."

[2]
During 2018, $263 million of 2017 incremental tax benefits were reclassified from the tax accounting memorandum account to the base revenue requirement balancing account (to be refunded to customers in 2019).

[3]
During 2018, the CPUC established a wildfire expense memorandum account ("WEMA") to track wildfire-related costs including insurance premiums in excess of amounts that ultimately will be approved in the 2018 GRC decision. See Note 12 for further information.

In February 2019, the CPUC approved recovery of $107 million of premiums related to a 12-month $300 million wildfire liability insurance policy purchased in December 2017. As a result of this decision, SCE expects to recover these costs in 2019. For further information, see Note 12.

Note 12.    Commitments and Contingencies
Power Purchase Agreements
SCE entered into various agreements to purchase power, electric capacity and other energy products. At December 31, 2018, the undiscounted future expected minimum payments for the SCE PPAs (primarily related to renewable energy contracts), which were approved by the CPUC and met other critical contract provisions (including completion of major milestones for construction), were as follows:

(in millions)	Total
2019	$2,562
2020	2,602
2021	2,570
2022	2,415
2023	2,185
Thereafter	23,855
Total future commitments	$36,189
Additionally, SCE has executed contracts (including capacity reduction contracts) that have not met the critical contract provisions that would increase contractual obligations by $66 million in 2019, $176 million in 2020, $189 million in 2021, $184 million in 2022, $183 million in 2023 and $2.2 billion thereafter, if all critical contract provisions are completed.
Costs incurred for PPAs were $3.8 billion in 2018, $3.6 billion in 2017 and $3.3 billion in 2016, which include costs associated with contracts with terms of less than one year.
Certain PPAs that SCE entered into may be accounted for as leases. The following table shows the future minimum lease payments due under the contracts that are treated as operating and capital leases (these amounts are also included in the table above). Due to the inherent uncertainty associated with the reliability of the fuel source, expected purchases from most renewable energy contracts do not meet the definition of a minimum lease payment and have been excluded from the operating and capital lease table below but remain in the table above. The future minimum lease payments for capital leases are discounted to their present value in the table below using SCE's incremental borrowing rate at the inception of the leases. The amount of this discount is shown in the table below as the amount representing interest.

(in millions)	Operating Leases	Capital Leases
2019	$148	$5
2020	124	6
2021	103	6
2022	79	6
2023	47	5
Thereafter	536	66
Total future commitments	$1,037	$94
Amount representing executory costs		(25)
Amount representing interest		(33)
Net commitments[1]		$36
1 Includes two contracts with net commitments of $26 million that will commence in 2019.
In 2018, SCE amended the termination date of two power purchase agreements, which are classified as operating leases. As a result of this amendment, future minimum payments for these operating leases, totaling $986 million, were removed from the table above. SCE is required to make early termination payments of $100 million in 2019, $77 million in 2020 and $29 million in 2021, which were included in the consolidated balance sheets as of December 31, 2018.
Operating lease expense for PPAs was $2.3 billion in 2018, and $2.3 billion in 2017 and $1.9 billion in 2016 (including contingent rents of $2.1 billion in 2018, $1.8 billion in 2017 and $1.4 billion in 2016). Contingent rents for capital leases were $104 million in 2018, $99 million in 2017 and $109 million in 2016. The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power.

Other Lease Commitments
The following summarizes the estimated minimum future commitments for Edison International's non-cancelable other operating leases (primarily related to vehicles, office space and other equipment related to SCE):

(in millions)	Total
2019	$42
2020	31
2021	27
2022	22
2023	17
Thereafter	101
Total future commitments	$240
Operating lease expense for other leases were $57 million in 2018, $59 million in 2017 and $68 million in 2016. Certain leases on office facilities contain escalation clauses requiring annual increases in rent. The rentals payable under these leases may increase by a fixed amount each year, a percentage over base year, or the consumer price index.
Other Commitments
The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Other contractual obligations	$79	$67	$46	$44	$35	$209	$480
Costs incurred for other commitments were $124 million in 2018, $75 million in 2017 and $141 million in 2016. SCE has fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. SCE also has commitments related to maintaining reliability and expanding SCE's transmission and distribution system.
The table above does not include asset retirement obligations, which are discussed in Note 1.
Indemnities
Edison International and SCE have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business.
Edison International and SCE have agreed to provide indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and indemnities for specified environmental liabilities and income taxes with respect to assets sold. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.
SCE has agreed to indemnify the City of Redlands, California in connection with the Mountainview power plant's California Energy Commission permit for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. As of December 31, 2018, there has been no groundwater contamination identified. Thus, SCE has not recorded a liability related to this indemnity.
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

Southern California Wildfires and Mudslides
Approximately 35% of SCE's service territory is in areas identified as high fire risk by SCE. Multiple factors have contributed to increased wildfires, faster progression of wildfires and the increased damage from wildfires across SCE's service territory and throughout California. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires.
In December 2017 and November 2018, wind-driven wildfires impacted portions of SCE's service territory, causing substantial damage to both residential and business properties and service outages for SCE customers. The largest of the 2017 fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. The largest of the 2018 fires, known as the Woolsey Fire, originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to California Department of Forestry and Fire Protection ("CAL FIRE") information, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in two fatalities, while the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three fatalities. As of December 31, 2018, SCE had incurred approximately $89 million of capital expenditures related to restoration of service resulting from the Thomas Fire and the Montecito Mudslides (as defined below) and $82 million resulting from the Woolsey Fire.
As described below, multiple lawsuits related to the Thomas Fire and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas Fire-related lawsuits claim that SCE and Edison International have responsibility for the damages caused by mudslides and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides") based on a theory that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 fatalities, with two additional fatalities presumed.
The extent of liability for wildfire-related damages in actions against utilities depends on a number of factors, including whether SCE substantially caused or contributed to the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. California courts have previously found utilities to be strictly liable for property damage along with associated interest and attorneys' fees, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. If inverse condemnation is held to be inapplicable to SCE in connection with a wildfire, SCE still could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's negligence. If SCE were to be found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, clean-up costs, medical expenses, and personal injury/wrongful death claims. Additionally, SCE could potentially be subject to fines for alleged violations of CPUC rules and state laws in connection with the ignition of a wildfire.
Investigations into the causes of the Thomas Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") are ongoing and final determinations of liability, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a charge to be accrued under accounting standards. Based on SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events and have accrued a charge, before recoveries and taxes, of $4.7 billion in the fourth quarter of 2018. Edison International and SCE also recorded expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $135 million. The net charge to earnings recorded was $1.8 billion after-tax. This charge corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE will seek to offset any actual losses realized with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. See "—Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" for additional information.
External Investigations
Determining wildfire origin and cause is often a complex and time-consuming process and several investigations into the facts and circumstances of the Thomas and Woolsey Fires are believed to be ongoing. SCE has been advised that the origins and causes of these fires are being investigated by CAL FIRE and the Ventura County Fire Department. In connection with its investigation of the Thomas and Woolsey Fires, CAL FIRE has removed and retained certain of SCE's equipment that was located in the general vicinity of suspected areas of origin of each of the fires. SCE expects that the Ventura County Fire Department and/or CAL FIRE will ultimately issue reports concerning the departments’ findings of origin and cause for each of these fires but cannot predict when these reports will be released. It is SCE's understanding that these reports will not address the causes of the Montecito Mudslides. The CPUC's Safety Enforcement Division ("SED") is also conducting investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the fires. SCE cannot predict when the investigations of CAL FIRE, the Ventura County Fire Department or the SED will be completed.
Internal Review
Thomas Fire
SCE's internal review into the facts and circumstances of the Thomas Fire is complex and examines various matters including possible ignition points, the location of those ignition points, fire progression and the attribution of damages to fires with separate ignition points. SCE expects to obtain and review additional information and materials in the possession of CAL FIRE and others during the course of its internal review and the Thomas Fire litigation process, including SCE equipment that has been retained by CAL FIRE.
Based on currently available information, SCE believes that the Thomas Fire had at least two separate ignition points, one near Koenigstein Road in the City of Santa Paula and the other in the Anlauf Canyon area of Ventura County. With respect to the Koenigstein Road ignition point, witnesses have reported that a fire ignited in the vicinity of an SCE power pole and SCE later learned of a downed electrical wire at this location. SCE believes that its equipment was associated with this ignition. CAL FIRE has removed SCE equipment that was located in the Koenigstein Road area and SCE has not been able to inspect it. SCE is continuing to assess the progression of the fire from the Koenigstein Road ignition point and the extent of damages that may be attributable to that ignition. At this time, based on available information, SCE has not determined whether the ignition in the Anlauf Canyon area involved SCE equipment. CAL FIRE has removed SCE equipment that was located in the Anlauf Canyon area and SCE has not been able to inspect it.
Montecito Mudslides
SCE's internal review also includes inquiry into whether the Thomas Fire proximately caused or contributed to the Montecito Mudslides, the source of ignition of the portion of the Thomas Fire that burned through the Montecito area and other factors that potentially contributed to the losses that resulted from the Montecito Mudslides. Many other factors, including, but not limited to, weather conditions and insufficiently or improperly designed and maintained debris basins, roads, bridges and other channel crossings, could have proximately caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides. At this time, based on available information, SCE has not been able to determine the source of ignition of the portion of the Thomas Fire that burned within the Montecito area. In the event that SCE is determined to have caused the fire that spread to the Montecito area, SCE cannot predict whether, if fully litigated, the courts would conclude that the Montecito Mudslides were caused or contributed to by the Thomas Fire or that SCE would be liable for some or all of the damages caused by the Montecito Mudslides.
Woolsey Fire
SCE's internal review into the facts and circumstances of the Woolsey Fire is ongoing. SCE has reported to the CPUC that there was an outage on SCE’s electric system in the vicinity of where the Woolsey Fire reportedly began on November 8, 2018. SCE is aware of witnesses who saw fire in the vicinity of SCE's equipment at the time the fire was first reported. While SCE did not find evidence of downed electrical wires on the ground in the suspected area of origin, it observed a pole support wire in proximity to an electrical wire that was energized prior to the outage. Whether the November 8, 2018 outage was related to contact being made between the support wire and the electrical wire has not been determined. SCE believes that its equipment could be found to have been associated with the ignition of the Woolsey Fire. SCE expects to obtain and review additional information and materials in the possession of CAL FIRE and others during the course of its internal review and the Woolsey Fire litigation process, including SCE equipment that has been retained by CAL FIRE.
Wildfire-related Litigation
Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties in the case of the Thomas Fire and the Montecito Mudslides, and in Ventura and Los Angeles Counties in the case of the Woolsey Fire, allege, among other things, negligence, inverse condemnation, trespass, private nuisance, personal injury, wrongful death, and violations of the California Public Utilities and Health and Safety Codes. SCE expects to be the subject of additional lawsuits related to the 2017/2018 Wildfire/Mudslide Events. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.
The Thomas Fire and Montecito Mudslides lawsuits are being coordinated in the Los Angeles Superior Court. The Woolsey Fire lawsuits have also been recommended for coordination in the Los Angeles Superior Court. On October 4, 2018, the Superior Court denied Edison International's and SCE's challenge to the application of inverse condemnation to SCE with respect to the Thomas Fire and, on February 26, 2019, the California Supreme Court denied SCE's petition to review the Superior Court’s decision. In January 2019, SCE filed a cross-complaint against certain governmental entities alleging that failures by these entities, such as failure to adequately plan for flood hazards and build and maintain adequate debris basins, roads, bridges and other channel crossings, among other things, caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides.
Additionally, in July 2018 and September 2018, two separate derivative lawsuits for breach of fiduciary duties and unjust enrichment were filed in the Los Angeles Superior Court against certain current and former members of the Boards of Directors of Edison International and SCE. Edison International and SCE are identified as nominal defendants in those actions. The derivative lawsuits generally allege that the individual defendants violated their fiduciary duties by causing or allowing SCE to operate in an unsafe manner in violation of relevant regulations, resulting in substantial liability and damage from the Thomas Fire and the Montecito Mudslides.
In November 2018, a purported class action lawsuit alleging securities fraud and related claims was filed in the federal court against certain current and former officers of Edison International and SCE. The plaintiff alleges that Edison International and SCE made false and/or misleading statements in filings with the Securities and Exchange Commission by failing to disclose that SCE had allegedly failed to maintain its electric transmission and distribution networks in compliance with safety regulations, and that those alleged safety violations led to fires that occurred in 2018, including the Woolsey Fire.
In January 2019, two separate derivative lawsuits alleging breach of fiduciary duties, securities fraud, misleading proxy statements, unjust enrichment, and related claims were filed in federal court against all current and certain former members of the board of directors and certain current and former officers of Edison International and SCE. Edison International and SCE are named as nominal defendants in those actions. The derivative lawsuits generally allege that the individual defendants breached their fiduciary duties and made misleading statements or allowed misleading statements to be made (i) between March 21, 2014 and August 10, 2015, with respect to certain ex parte communications between SCE and CPUC decision-makers concerning the settlement of the San Onofre Order Instituting Investigation proceeding (the "San Onofre OII") and (ii) from February 23, 2016 to the present, concerning compliance with applicable laws and regulations concerning electric system maintenance and operations related to wildfire risks. The lawsuits generally allege that these breaches of duty and misstatements led to substantial liability and damage resulting from the disclosure of SCE’s ex parte communications in connection with the San Onofre OII settlement, and from the 2017/2018 Wildfire/Mudslide Events. For more information regarding the San Onofre OII, see "—Permanent Retirement of San Onofre" below.
Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates
The process for estimating losses associated with wildfire litigation claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including but not limited to estimates based on currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases. As additional information becomes available, management estimates and assumptions regarding the causes and financial impact of the 2017/2018 Wildfire/Mudslide Events may change. Such additional information is expected to become available from multiple external sources, during the course of litigation, and from SCE's ongoing internal review, including, among other things, information regarding the extent of damages that may be attributable to any ignition determined to have been substantially caused by SCE's equipment, information that may be obtained from the equipment in CAL FIRE's possession, and information pertaining to fire progression, suppression activities, alleged damages and insurance claims.
As described above, the $1.8 billion after-tax charge corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE currently believe that it is reasonably possible that the amount of the actual loss will be greater than the amount accrued. However, Edison International and SCE are currently unable to reasonably estimate an upper end of the range of expected losses given the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with multiple ignition points, the potential for separate damages to be attributable to fires ignited at separate ignition points, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the preliminary nature of the litigation processes.

For events that occurred in 2017 and early 2018, principally the Thomas Fire and Montecito Mudslides, SCE has $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. SCE also had other general liability insurance coverage of approximately $450 million, but it is uncertain whether these other policies would apply to liabilities alleged to be related to the Montecito Mudslides. For the Woolsey Fire, SCE has an additional $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable. At December 31, 2018, Edison International and SCE had recorded $2.0 billion for expected insurance recoveries associated with the recorded loss for the 2017/2018 Wildfire/Mudslide Events. The amount of the receivable is subject to change based on additional information.
SCE will seek to recover uninsured costs resulting from the 2017/2018 Wildfire/Mudslide Events through electric rates. Recovery of these costs is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E’s requests for cost recovery related to 2007 wildfire activity, where FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC’s prudency standard. As a result, while SCE does not agree with the CPUC’s decision, it believes that the CPUC’s interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings. SCE will continue to evaluate the probability of recovery based on available evidence, including guidance that may be issued by the commission on Catastrophic Wildfire Cost and Recovery, and new judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable. SCE will seek recovery of the CPUC portion of any uninsured wildfire-related costs through its WEMA. See "—Recovery of Wildfire-Related Costs" below.
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded a regulatory asset of $135 million, the FERC portion of the $4.7 billion charge accrued.
At December 31, 2018, the balance sheets include estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $4.7 billion for the 2017/2018 Wildfire/Mudslide Events. For the year-ended December 31, 2018, the income statements include the estimated losses (established at the lower end of the reasonably estimated range of expected losses), net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

(in millions)	Year ended December 31, 2018
Charge for wildfire-related claims	$4,669
Expected insurance recoveries	(2,000)
Expected revenue from FERC customers	(135)
Total pre-tax charge	2,534
Income tax benefit	(709)
Total after-tax charge	$1,825
Waiver of CPUC Equity Ratio Requirement
Under SCE's interpretation of the CPUC’s capital structure decisions, SCE is required to maintain a 48% equity ratio on average over a 37-month period and to file an application for a waiver to the capital structure condition if an adverse financial event reduces its spot equity ratio below 47%. On February 28, 2019, SCE is submitting an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE is seeking a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution.
Current Wildfire Insurance Coverage
SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence, for events (including the Woolsey fire) during the period June 30, 2018 through May 31, 2019. If the $1 billion of insurance coverage is exhausted as a result of liabilities related to the Woolsey Fire, SCE has approximately $700 million of wildfire-specific insurance coverage for wildfire events during the period February 1, 2019 through May 31, 2019, subject to a self-insured retention of $10 million per occurrence and up to $15 million of co-insurance. SCE has also obtained $750 million of wildfire-specific insurance coverage for events that may occur during the period June 1, 2019 through June 30, 2020, subject to a self-insured retention of $10 million per occurrence and up to $115 million of co-insurance. SCE may obtain additional wildfire-specific insurance for this time period in the future. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in material self-insured costs in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits.
SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the number of recent and significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. As such, SCE may not be able to obtain sufficient wildfire insurance at a reasonable cost.
SCE’s wildfire insurance expense, prior to any regulatory deferrals, totaled approximately $237 million during 2018. Based on policies currently in effect, SCE anticipates that its wildfire insurance expense, prior to any regulatory deferrals, will total approximately $321 million during 2019. Wildfire insurance expense will increase in 2019 if SCE obtains additional wildfire-specific insurance. As of December 31, 2018, SCE had a regulatory asset of $128 million related to wildfire insurance costs and believes that such amounts are probable of recovery. While SCE believes that amounts deferred are probable of recovery, there is no assurance that SCE will be allowed to recover costs that have been incurred, or costs incurred in the future for additional wildfire insurance, in electric rates. In February 2019, the CPUC approved recovery of $107 million of the costs incurred by SCE to obtain a 12-month, $300 million wildfire insurance policy in December 2017. As a result of this decision, SCE will recover these insurance premiums during 2019.
Recovery of Wildfire-Related Costs
California courts have previously found investor-owned utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement through recovery of uninsured wildfire-related costs in electric rates. However, in November 2017, the CPUC issued a decision denying SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that SDG&E did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. In July 2018, the CPUC denied both SDG&E's application for rehearing on its cost recovery request and a joint application for rehearing filed by SCE and PG&E limited to the applicability of inverse condemnation principles in the same proceeding. The California Court of Appeal denied SDG&E’s petition for review of the CPUC's denial of SDG&E's application and the California Supreme Court denied SDG&E’s petition to review the Court of Appeal’s denial of SDG&E's petition to review.
In September 2018, California Senate Bill 901 ("SB 901") was signed by the Governor of California. Although SB 901 does not address the strict liability standard imposed by courts in inverse condemnation actions, the bill as enacted introduces a number of considerations the CPUC can apply to determine whether costs are recoverable in electric rates for wildfires occurring on or after January 1, 2019, including, among other things, the utility's actions, circumstances beyond the utility's control and the impact of extreme climate conditions. SB 901 requires investor-owned utilities to prepare annually, for CPUC approval, wildfire risk mitigation plans, and, compliance with an approved plan is one factor the CPUC can consider in addressing cost recovery. On February 6, 2019, in compliance with SB 901, SCE filed its wildfire mitigation plan for 2019. While SCE takes the position, in its wildfire mitigation plan, that substantial compliance with the plan, once approved, will demonstrate that SCE prudently operated its system and met the CPUC’s prudent manager standard regarding wildfire risk mitigation, the CPUC may not agree with SCE's position. Pursuant to the requirements of SB 901, a Commission on Catastrophic Wildfire Cost and Recovery was formed in January 2019 to examine, among other things, the socialization of catastrophic wildfire costs in an equitable manner. SB901 also provides an opportunity for utilities to securitize costs that are deemed just and reasonable by the CPUC for wildfires that occur after January 1, 2019 and, to the extent costs exceed the maximum amount the utility can pay without harming ratepayers or materially impacting the utility’s ability to provide adequate and safe services, for wildfires that occurred in 2017. Based on events and information available to date, SCE believes it is unlikely that it will seek to use this mechanism to securitize costs incurred in connection with the 2017/2018 Wildfire/Mudslide Events.
Edison International and SCE continue to pursue legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting costs in electric rates. However, Edison International and SCE cannot predict whether or when there will be a comprehensive solution mitigating the significant risk faced by California investor-owned utilities related to wildfires.
Permanent Retirement of San Onofre
The San Onofre OII proceeding regarding the steam generator replacement project at San Onofre and the related outages and subsequent shutdown of San Onofre was resolved in 2018 through the execution of a Revised San Onofre Settlement Agreement. On January 30, 2018, SCE, SDG&E, The Alliance for Nuclear Responsibility, The California Large Energy Consumers Association, California State University, Citizens Oversight dba Coalition to Decommission San Onofre, the Coalition of California Utility Employees, the Direct Access Customer Coalition, Ruth Henricks, ORA, TURN, and Women's Energy Matters (the "OII Parties") entered into a Revised San Onofre Settlement Agreement in the San Onofre OII proceeding (the "Revised San Onofre Settlement Agreement"). Under the Revised San Onofre Settlement Agreement, SCE and SDG&E (the "Utilities") will cease rate recovery of San Onofre costs as of the date their combined remaining San Onofre regulatory assets equal $775 million (the "Cessation Date"). The CPUC granted SCE's request to reduce the San Onofre regulatory asset by applying approximately $72 million of proceeds received from litigation with the DOE related to DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. As a result, the combined San Onofre regulatory asset balance for the Utilities reached $775 million on December 19, 2017 and SCE ceased recovery of San Onofre costs in rates beginning on December 20, 2017. SCE has refunded to customers approximately $155 million of San Onofre-related amounts recovered in rates on and after December 20, 2017. SCE will retain amounts collected under the Prior San Onofre Settlement Agreement before the Cessation Date. SCE will also retain $47 million of proceeds received in 2017 from arbitration with Mitsubishi Heavy Industries ("MHI") over MHI's delivery of faulty steam generators. In the Revised San Onofre Settlement Agreement, SCE retained the right to sell its stock of nuclear fuel and not share such proceeds with customers, as was provided in the Prior San Onofre Settlement Agreement. SCE intends to sell its nuclear fuel inventory as market conditions warrant. Sales of nuclear fuel may be significant.
The Revised San Onofre Settlement Agreement provides certain exclusions from the determination of SCE's ratemaking capital structure. Notwithstanding that SCE will no longer recover its San Onofre regulatory asset, the debt borrowed to finance the regulatory asset will continue to be excluded from SCE's ratemaking capital structure. Additionally, SCE may exclude the after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure. In connection with the Revised San Onofre Settlement Agreement, and in exchange for the release of certain San Onofre-related claims, the Utilities entered into an agreement ("Utility Shareholder Agreement") in which SCE agreed to pay SDG&E the amounts SDG&E would have received in rates under the Prior San Onofre Settlement Agreement but will not receive upon implementation of the Revised San Onofre Settlement Agreement. The following table summarizes the financial impact in 2017 of the Revised San Onofre Settlement Agreement and the Utility Shareholder Agreement:

(in millions)
San Onofre base regulatory asset	$696
DOE litigation regulatory liability	(72)
MHI Arbitration regulatory liability	(47)
GHG Reduction Program	(10)
Other	6
Present value of Utility Shareholder Agreement	143
Total pre-tax charge	$716
Total after-tax charge	$448
In July 2018, the CPUC approved all of the terms of the Revised San Onofre Settlement Agreement other than a provision under which SCE agreed to fund $10 million for a research, development and demonstration program intended to develop technologies and methodologies to reduce GHG emissions (the "Modification"). The Revised San Onofre Settlement Agreement with the Modification became effective on August 2, 2018, and SCE recorded a benefit related to the Modification during the third quarter of 2018.

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
At December 31, 2018, SCE's recorded estimated minimum liability to remediate its 21 identified material sites (sites with a liability balance as of December 31, 2018, in which the upper end of the range of the costs is at least $1 million) was $135 million, including $90 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance at December 31, 2018 for which the total minimum recorded liability was $4 million. Of the $139 million total environmental remediation liability for SCE, $134 million has been recorded as a regulatory asset. SCE expects to recover $42 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $92 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $139 million and $7 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next 5 years are expected to range from $6 million to $20 million. Costs incurred for years ended December 31, 2018, 2017 and 2016 were $8 million, $9 million and $4 million, respectively.
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
Nuclear Insurance
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $14.1 billion for Palo Verde and $560 million for San Onofre. As of January 1, 2018, SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($450 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States, which is participating in the loss sharing program, results in claims and/or costs which exceed the primary insurance at that plant site, all participating nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.
The ANI Facility Form coverage includes broad liability protection for bodily injury or offsite property damage caused by the nuclear energy hazard at San Onofre or Palo Verde, or while radioactive material is in transit to or from San Onofre or Palo Verde. The Facility Form, however, includes several exclusions. First, it excludes onsite property damage to the nuclear facility itself and onsite cleanup costs, but as discussed below SCE maintains separate Nuclear Electric Insurance Limited ("NEIL") property damage coverage for such events. Second, tort claims of onsite workers are excluded, but SCE also maintains an ANI Master Worker Form policy that provides coverage for non-licensee workers. This program provides a shared industry aggregate limit of $450 million. Industry losses covered by this program could reduce limits available to SCE. Third, offsite environmental costs arising out of government orders or directives, including those issued under the

Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA, are excluded, with minor exceptions from clearly identifiable accidents.
SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $65 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $9.7 million per future incident in any one year. SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events. If the public liability limit above is insufficient, federal law contemplates that additional funds may be appropriated by Congress. This could include an additional assessment on all licensed reactor operators as a measure for raising further federal revenue.
SCE is a member of NEIL, a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $50 million and $1.06 billion, respectively. These policies include coverage for decontamination liability. Additional outage insurance covers part of replacement power expenses during an accident-related nuclear unit outage. The accidental outage insurance at San Onofre has been canceled as a result of the permanent retirement, but that insurance continues to be in effect at Palo Verde.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million (SCE share $124 million, which included reimbursement for approximately $2 million in legal and other costs), to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. In August 2018, the CPUC approved SCE's proposal to return the SCE share of the award to customers based on the amount that customers actually contributed for fuel storage costs, resulting in approximately $105.6 million of the SCE share being returned to customers and the remaining $16.6 million being returned to shareholders. Of the $105.6 million, $71.6 million was applied against the remaining San Onofre Regulatory Asset in accordance with the Revised San Onofre Settlement Agreement. See Note 11 for further information.
The April 2016 settlement also provided for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE may submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process made additional legal action to recover damages incurred in 2014 – 2016 unnecessary. The first such claim covering damages for 2014 – 2015 was filed on September 30, 2016 for approximately $56 million. In February 2017, the DOE reviewed the 2014 – 2015 claim submission and reduced the original request to approximately $43 million (SCE share was approximately $34 million). SCE accepted the DOE's determination, and the government paid the 2014 – 2015 claim under the terms of the settlement. In October 2017, SCE filed a claim covering damages for 2016 for approximately $58 million. In May 2018, the DOE approved reimbursement of approximately $45 million (SCE share was approximately $35 million) of SCE's 2016 damages, disallowing recovery of approximately $13 million. SCE accepted the DOE's determination, and the government paid the 2016 claim under the terms of the settlement. The damages awards are subject to CPUC review as to how the amounts will be refunded among customers, shareholders, or to offset other costs.

Note 13.    Preferred and Preference Stock of Utility
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. SCE's outstanding shares are not subject to mandatory redemption. There are no dividends in arrears for the preferred or preference shares. Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's common stock and preference stock. See Note 1 for further information on dividend restrictions. All cumulative preferred shares are redeemable. When preferred shares are redeemed, the premiums paid, if any, are charged to common equity. No preferred shares were issued or redeemed in the years ended December 31, 2018, 2017 and 2016. There is no sinking fund requirement for redemptions or repurchases of preferred shares.
Shares of SCE's preference stock rank junior to all of the preferred stock and senior to all common stock. Shares of SCE's preference stock are not convertible into shares of any other class or series of SCE's capital stock or any other security. There is no sinking fund requirement for redemptions or repurchases of preference shares.
Preferred stock and preference stock is:

	Shares Outstanding	Redemption Price	Dividends Declared per Share	December 31,
(in millions, except shares and per-share amounts)				2018	2017
Cumulative preferred stock
$25 par value:
4.08% Series	650,000	$25.50	$1.020	$16	$16
4.24% Series	1,200,000	25.80	1.060	30	30
4.32% Series	1,653,429	28.75	1.080	41	41
4.78% Series	1,296,769	25.80	1.195	33	33
Preference stock
No par value:
6.25% Series E (cumulative)	350,000	1,000.00	62.500	350	350
5.10% Series G (cumulative)	160,004	2,500.00	127.500	400	400
5.75% Series H (cumulative)	110,004	2,500.00	143.750	275	275
5.375% Series J (cumulative)	130,004	2,500.00	134.375	325	325
5.45% Series K (cumulative)	120,004	2,500.00	136.250	300	300
5.00% Series L (cumulative)	190,004	2,500.00	125.000	475	475
SCE's preferred and preference stock				2,245	2,245
Less issuance costs				(52)	(52)
Edison International's preferred and preference stock of utility				$2,193	$2,193
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

Note 14.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Years ended December 31,
(in millions)	2018	2017	2018	2017
Beginning balance	$(43)	$(53)	$(19)	$(20)
Pension and PBOP – net gain (loss):
Other comprehensive (loss) income before reclassifications	(9)	3	(3)	(2)
Reclassified from accumulated other comprehensive loss[1]	6	7	4	3
Other[2]	(4)	—	(5)	—
Change	(7)	10	(4)	1
Ending balance	$(50)	$(43)	$(23)	$(19)

[1]	These items are included in the computation of net periodic pension and PBOP expenses. See Note 9 for additional information.

[2]
Edison International and SCE recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on the measurement of financial instruments. See Note 1 for further information.

Note 15.    Other Income and Expenses
Other income and expenses are as follows:

	Years ended December 31,
(in millions)	2018	2017	2016
SCE other income and (expenses):
Equity allowance for funds used during construction	$104	$87	$74
Increase in cash surrender value of life insurance policies and life insurance benefits	36	42	39
Interest income	24	7	3
Net periodic benefit income – non-service components	81	51	35
Civic, political and related activities and donations	(44)	(34)	(32)
Other	(7)	(5)	(5)
Total SCE other income and (expenses)	194	148	114
Other (expenses) and income of Edison International Parent and Other:
Net periodic benefit costs – non-service components	(2)	(14)	(5)
Other	5	(2)	—
Total Edison International other income and (expenses)	$197	$132	$109

Note 16.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2018	2017	2016	2018	2017	2016
Cash payments (receipts) for interest and taxes:
Interest, net of amounts capitalized	$595	$548	$504	$552	$509	$475
Tax (refunds) payments, net	(135)	1	18	(57)	2	78
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$200	$197	$177	$—	$212	$—
Preferred and preference stock	12	12	12	12	12	12
SCE's accrued capital expenditures at December 31, 2018, 2017 and 2016 were $594 million, $652 million, and $540 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
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
For the years ended December 31, 2018 and 2017, SCE purchased wildfire liability insurance for premiums of $22 million and $144 million, respectively, from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS were as follows:

	December 31,
(in millions)	2018	2017
Long-term insurance receivable due from affiliate	$1,000	$—
Prepaid insurance[1]	13	131
Current payables due to affiliate[2]	4	3
1 Reflected in "Prepaid expenses" on SCE's consolidated balance sheets. The amortization expense for prepaid insurance were $140 million and $13 million for the years ended December 31, 2018 and 2017, respectively.
2 Reflected in "Accounts payable" on SCE's consolidated balance sheets.

Note 18.    Quarterly Financial Data (Unaudited)
Edison International's quarterly financial data is as follows:

	2018
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$12,657	$3,009	$4,269	$2,815	$2,564
Operating (loss) income[1]	(552)	(2,041)	739	420	330
(Loss) income from continuing operations	(350)	(1,434)	544	298	242
Income from discontinued operations, net	34	34	—	—	—
Net (loss) income attributable to common shareholders	(423)	(1,430)	513	276	218
Basic (loss) earnings per share:
Continuing operations	$(1.40)	$(4.49)	$1.57	$0.85	$0.67
Discontinued operations	0.10	0.10	—	—	—
Total	$(1.30)	$(4.39)	$1.57	$0.85	$0.67
Diluted (loss) earnings per share:
Continuing operations	$(1.40)	$(4.49)	$1.57	$0.84	$0.67
Discontinued operations	0.10	0.10	—	—	—
Total	$(1.30)	$(4.39)	$1.57	$0.84	$0.67
Dividends declared per share	2.4275	0.6125	0.6050	0.6050	0.6050

[1]	In the fourth quarter of 2018, SCE recorded a charge of $2.5 billion for wildfire-related claims, net of expected recoveries from insurance and FERC customers.

	2017
(in millions, except per-share amounts)	Total	Fourth	Third	Second	First
Operating revenue	$12,320	$3,220	$3,672	$2,965	$2,463
Operating income (loss)[1]	1,456	(38)	553	470	471
Income (loss) from continuing operations[2,3]	668	(534)	501	309	392
Income (loss) from discontinued operations, net	—	—	—	—	—
Net income (loss) attributable to common shareholders	565	(545)	470	278	362
Basic earnings (loss) per share:
Continuing operations	$1.73	$(1.67)	$1.44	$0.85	$1.11
Discontinued operations	—	—	—	—	—
Total	$1.73	$(1.67)	$1.44	$0.85	$1.11
Diluted earnings (loss) per share:
Continuing operations	$1.72	$(1.66)	$1.43	$0.85	$1.10
Discontinued operations	—	—	—	—	—
Total	$1.72	$(1.66)	$1.43	$0.85	$1.10
Dividends declared per share	2.2325	0.6050	0.5425	0.5425	0.5425

[1]
Expenses were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans. See Note 1 for further information.

[2]	In the fourth quarter of 2017, Edison International Parent and Other recorded a charge of $433 million related to the re-measurement of deferred taxes as a result of Tax Reform.

[3]	In the fourth quarter of 2017, SCE recorded an impairment charge of $716 million ($448 million after-tax) related to the Revised San Onofre Settlement Agreement.

SCE's quarterly financial data is as follows:

	2018
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$12,611	$2,994	$4,260	$2,803	$2,554
Operating (loss) income[1]	(406)	(2,013)	754	439	414
Net (loss) income	(189)	(1,399)	567	327	316
Net (loss) income available for common stock	(310)	(1,429)	536	297	286
Common dividends declared	576	—	264	100	212

[1]	In the fourth quarter of 2018, SCE recorded a charge of $2.5 billion for wildfire-related claims, net of expected recoveries from insurance and FERC customers.

	2017
(in millions)	Total	Fourth	Third	Second	First
Operating revenue	$12,254	$3,193	$3,652	$2,953	$2,456
Operating income (loss)[1]	1,547	(28)	569	508	498
Net income (loss)[2]	1,136	(79)	497	338	380
Net income (loss) available for common stock	1,012	(109)	465	307	349
Common dividends declared	785	212	191	191	191

[1]
Expenses were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans. See Note 1 for further information.

[2]	In the fourth quarter of 2017, SCE recorded an impairment charge of $716 million ($448 million after-tax) related to the Revised San Onofre Settlement Agreement.
Due to the seasonal nature of Edison International and SCE's business, a significant amount of revenue and earnings are recorded in the third quarter of each year. As a result of rounding, the total of the four quarters does not always equal the amount for the year.

SELECTED FINANCIAL DATA
Selected Financial Data: 2014 – 2018

(in millions, except per-share amounts)	2018	2017	2016	2015	2014
Edison International
Operating revenue[1]	$12,657	$12,320	$11,869	$11,524	$13,413
Operating expenses[2]	13,209	10,864	9,807	9,542	10,939
(Loss) income from continuing operations	(350)	668	1,413	1,082	1,536
Income from discontinued operations, net of tax	34	—	12	35	185
Net (loss) income	(316)	668	1,425	1,117	1,721
Net (loss) income attributable to common shareholders	(423)	565	1,311	1,020	1,612
Weighted-average shares of common stock outstanding	326	326	326	326	326
Basic (loss) earnings per share:
Continuing operations	$(1.40)	$1.73	$3.99	$3.02	$4.38
Discontinued operations	0.10	—	0.03	0.11	0.57
Total	$(1.30)	$1.73	$4.02	$3.13	$4.95
Diluted (loss) earnings per share:
Continuing operations	(1.40)	$1.72	$3.94	$2.99	$4.33
Discontinued operations	0.10	—	0.03	0.11	0.56
Total	$(1.30)	$1.72	$3.97	$3.10	$4.89
Dividends declared per share	2.4275	2.2325	1.9825	1.7325	1.4825
Total assets[3,4]	$56,715	$52,580	$51,319	$50,229	$49,734
Long-term debt excluding current portion	14,632	11,642	10,175	10,883	10,234
Capital lease obligations excluding current portion	9	10	6	7	196
Preferred and preference stock of utility	2,193	2,193	2,191	2,020	2,022
Common shareholders' equity	10,459	11,671	11,996	11,368	10,960
Southern California Edison Company
Operating revenue[1]	$12,611	$12,254	$11,830	$11,485	$13,380
Operating expenses[2]	13,017	10,707	9,648	9,436	10,854
Net (loss) income	(189)	1,136	1,499	1,111	1,565
Net (loss) income available for common stock	(310)	1,012	1,376	998	1,453
Total assets[4]	$56,574	$51,515	$50,891	$49,795	$49,456
Long-term debt excluding current portion	12,892	10,428	9,754	10,460	9,624
Capital lease obligations excluding current portion	9	10	6	7	196
Preferred and preference stock	2,245	2,245	2,245	2,070	2,070
Common shareholder's equity	11,540	12,427	12,238	11,602	11,212
Capital structure[5]:
Common shareholder's equity	43.3%	49.5%	50.5%	48.1%	49.0%
Preferred and preference stock	8.4%	9.0%	9.3%	8.6%	9.0%
Long-term debt	48.3%	41.5%	40.2%	43.3%	42.0%

[1]
Effective January 1, 2018, Edison International and SCE adopted an accounting standards update on revenue recognition, using the modified retrospective method. As a result, prior period amounts were not adjusted to reflect the adoption of this standard. For further information, see Note 1 in the "Notes to Consolidated Financial Statements."

[2]
Expenses for the years ended December 31, 2017, 2016, 2015 and 2014 were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans. For further information, see Note 1 in the "Notes to Consolidated Financial Statements."

3 Include assets from continuing and discontinued operations.

[4]
Effective December 31, 2015, Edison International and SCE adopted an accounting standard, retrospectively, that requires all deferred income tax assets and liabilities be presented as noncurrent in the consolidated balance sheet.

5 This capital structure is based on the financial statements as reported under generally accepted accounting principles and does not factor in the adjustments required to calculate CPUC ratemaking capital structure.
The selected financial data was derived from Edison International's and SCE's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to these financial statements, included in this annual report. References to Edison International refer to the consolidated group of Edison International and its subsidiaries.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2018, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2018. Edison International's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements included in this report, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.
OTHER INFORMATION
None.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

BUSINESS
CORPORATE STRUCTURE, INDUSTRY AND OTHER INFORMATION
Edison International was incorporated in 1987 as the parent holding company of SCE, a California public utility. Edison International also owns Edison Energy which is engaged in the competitive business of providing energy services to commercial and industrial customers.
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
Subsidiaries of Edison International
SCE – Public Utility
SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. SCE's total number of customers by class were as follows:

(in thousands)	2018	2017	2016
Residential	4,478	4,448	4,417
Commercial	572	569	565
Industrial	10	10	10
Public authorities	46	46	46
Agricultural and other	21	22	23
Total	5,127	5,095	5,061
In 2018, SCE's total operating revenue of $12.6 billion was derived as follows: 42.8% commercial customers, 39.3% residential customers, 4.3% industrial customers, 4.5% public authorities, 2.4% agricultural and other, and 6.7% other operating revenue.
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
Edison Energy Group – Energy Service Provider
Edison Energy Group is a holding company for Edison Energy which is engaged in the competitive business of providing energy services to commercial and industrial customers to help them improve managing their energy costs.
During the third quarter of 2017, Edison International completed a strategic review of Edison Energy Group's competitive businesses. At that time, Edison International decided to evaluate strategic options, including the potential sale of SoCore Energy, and began to consolidate management across Edison Energy Group. In April 2018, Edison Energy Group sold its subsidiary SoCore Energy, which was engaged in providing distributed solar solutions. For more information on the accounting status of SoCore Energy, see "Results of Operations—Edison International Parent and Other" in the MD&A.
Edison Energy will continue to pursue a proof of concept of its existing energy services and managed portfolio solutions practice for large energy users in the United States. Under the proof of concept, Edison Energy will seek to achieve a breakeven earnings run rate and 5% target customer penetration by the end of 2019.

To date, investments in Edison Energy Group are below 1% of the total consolidated assets and operating revenue, and therefore are not material to be reported as a business segment.
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
Employees and Labor Relations
At December 31, 2018, Edison International and its consolidated subsidiaries had an aggregate of 12,574 full-time employees, 12,219 of which were full-time employees at SCE.
Approximately 3,900 of SCE's full-time employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW collective bargaining agreements expire on December 31, 2019.
Insurance
Edison International maintains a property and casualty insurance program for itself and its subsidiaries and excess liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations. These policies are subject to specific retentions, sub-limits and deductibles, which are comparable to those carried by other utility companies of similar size. SCE also has separate insurance programs for nuclear property and liability, workers compensation, solar rooftop construction and wildfires. For further information on nuclear and wildfire insurance, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
SCE
Regulation
CPUC
The CPUC has the authority to regulate, among other things, retail rates, utility distribution-level equipment and assets, energy purchases on behalf of retail customers, SCE capital structure, rate of return, issuance of securities, disposition of utility assets and facilities, oversight of nuclear decommissioning funding and costs, and aspects of the transmission system planning, site identification and construction, including safety and environmental mitigation.
FERC
The FERC has the authority to regulate wholesale rates as well as other matters, including unbundled transmission service pricing, rate of return, accounting practices, and licensing of hydroelectric projects. The FERC also has jurisdiction over a portion of the retail rates and associated rate design.
CAISO
Major transmission projects required for reliability and accessing renewable resources are recommended by the CAISO through a regular transmission planning process that highlights the need for and key issues associated with each project. Much of SCE's current transmission investment program is for transmission projects that facilitate access to renewable energy resources in desert and mountain regions east and north of its load center to meet the 33% renewable mandate by 2020. The CAISO will similarly be initiating long-term transmission planning for 50% of SCE's retail electricity to be from qualifying renewable resources by 2030 and is conducting informational studies on achieving higher percentages from qualifying renewable resources.

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
Overview of Ratemaking Process
CPUC
Revenue authorized by the CPUC through triennial GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as "rate base") on a forecast basis. The CPUC sets an annual revenue requirement for the base year which is made up of the operation and maintenance costs, depreciation, taxes and a return consistent with the authorized cost of capital (discussed below). In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the base year, the revenue requirements for the remaining two years are set by a methodology established in the GRC proceeding, which generally, among other items, includes annual allowances for escalation in operation and maintenance costs and additional changes in capital-related investments. The CPUC is conducting a triennial safety model assessment proceeding ("S-MAP") to evaluate the utility models used to prioritize safety risks, examine the utilities' assessment of their key risks and their proposed mitigation programs, and develop requirements for annual reporting of risk spending and mitigation results. The risk assessment approach developed in the S-MAP will be incorporated into SCE's triennial GRC through a Risk Assessment and Mitigation Phase (RAMP), which will be initiated by November 15 in the year preceding each GRC application filing date. SCE's first RAMP was filed in November 2018 for its 2021 GRC. The purpose of the RAMP is to provide information about the utility's assessment of its key safety risks and its proposed programs and spending for mitigating those risks. The information developed during the RAMP will inform the utility's recommended projects and funding requests in the subsequent phase of the GRC.
In September 2016, SCE filed its 2018 GRC Application, which covers 2018 – 2020. For further discussion of the 2018 GRC, see "Management Overview—2018 General Rate Case" in the MD&A.
The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. SCE's authorized capital structure is 43% long-term debt, 9% preferred equity and 48% common equity. SCE's 2018 and 2019 authorized cost of capital consisted of: cost of long-term debt of 4.98%, cost of preferred equity of 5.82% and return on common equity of 10.3%. For further discussion of the Cost of Capital, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Cost of Capital" in the MD&A.

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
SCE's balancing account for fuel and power procurement-related costs is referred to as the ERRA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA. The trigger mechanism allows SCE to request an expeditious rate change if the balancing account overcollection or undercollection either exceeds 5% of SCE's prior year generation rate revenue or exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the overcollection or undercollection to fall below 4% within 120 days. For 2019, the 4% and 5% trigger amounts are approximately $213 million and $266 million, respectively. At December 31, 2018, SCE's undercollection in the ERRA was approximately $815 million, which SCE anticipates will be collected from customers in rates beginning in April 2019.
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
FERC
Transmission capital and operating costs that are prudently incurred, including a return on its net investment in transmission assets (also referred to as "rate base"), are recovered through revenue authorized by the FERC. Since 2012, SCE has used a formula rate to determine SCE's FERC transmission revenue requirement, including its construction work in progress ("CWIP") revenue requirement. Under operation of the formula rate, transmission revenue will be updated to actual cost of service annually. The transmission revenue requirement and rates are updated each December, to reflect a forecast of costs for the upcoming rate period, as well as a true up of the transmission revenue to actual costs incurred by SCE in the prior calendar year on its formula rate. SCE requested a new FERC ROE of approximately 11.6%, inclusive of incentives, with an effective date of January 1, 2018 when it filed a new formula rate for 2018. FERC has not issued a final determination on whether SCE's requested 2018 formula rate is just and reasonable, and, as a result, SCE's 2018 rates remain subject to refund. Once approved, the FERC weighted average ROE can vary based on the mix of project costs that have different incentives. For further information on the current FERC formula rates, related transmission revenue requirements and rate changes, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—FERC Formula Rate" in the MD&A.
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
SCE has a two-tier residential rate structure with a separate High Usage Charge (HUC) for customers consuming more than 400% of average usage. The first tier is priced at below-average cost and is intended to cover the customer's essential electricity needs. The second tier is priced at 25% more than the first tier, and the HUC rate is set at more than twice the rate of the first tier. The CPUC has ordered a transition from tiered to TOU rates for most residential customers unless they opt to stay on the tiered rate structure, and the CPUC approved SCE's plan to begin that transition in October 2020. To recover a portion of the fixed costs of serving no- or low-usage residential customers, SCE assesses a minimum charge of $10 per month ($5 for low-income customers), and will seek higher residential fixed charges to be implemented one year after the transition to TOU rates. For information on residential rates for customers with renewable generation systems, see "—Competition" below.

Energy Efficiency Incentive Mechanism
In September 2013, the CPUC adopted an energy efficiency incentive mechanism called the Efficiency Savings and Performance Incentive Mechanism ("ESPI"). The ESPI is comprised of performance/savings rewards and management fees based on actual energy efficiency expenditures and does not contain any provisions for penalties. The ESPI schedule anticipates payments of the incentive rewards occurring between one and two years after the relevant program year. For further information on the energy efficiency awards, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Energy Efficiency Incentive Mechanism" in the MD&A.
Purchased Power and Fuel Supply
SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. Approximately 14% of the needed power in 2018 was provided by SCE's own generating facilities.
Natural Gas Supply
SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide or pay for the natural gas used to generate electricity). SCE also requires natural gas to fuel its Mountainview and peaker plants, which are generation units that operate in response to wholesale market signals related to power prices and reliability needs. The physical natural gas purchased by SCE is sourced in competitive interstate markets and at the "citygate" trading point on the SoCalGas local distribution company system. SoCalGas is the primary provider of intrastate pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility. As a result, there are limitations on the use and capability of the facility. To date, SCE has found that increased gas storage-use restrictions combined with SoCalGas pipeline maintenance constraints increased the cost of electricity for customers but did not impact grid reliability. However, there is no certainty that these restrictions or pipeline constraints will not impact grid reliability in the future. Price increases faced by customers would not affect SCE's earnings because SCE expects recovery of these costs through the ERRA balancing account or other CPUC approved procurement plans. However, these higher prices may impact cash flow due to the timing of those recoveries. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including an OII issued by the CPUC in February 2017 to consider the feasibility of minimizing or eliminating the use of the Aliso Canyon facility. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including acceleration of existing contracts for new capacity, energy storage procurement from third-parties, contracting for design, build, and transfer of utility-owned storage, additional demand response procurement, and additional energy efficiency procurement.
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
Competition
SCE faces retail competition in the sale of electricity to the extent that federal and California laws permit other entities to provide electricity and related services to customers within SCE's service area. While retail competition impacts customer rates it does not generally impact SCE's earnings activities. The increased retail competition is from governmental entities formed by cities, counties, and certain other public agencies to generate and/or purchase electricity for their local residents and businesses, known as CCAs. While California law provides only limited opportunities for customers in SCE's service area to choose to purchase power directly from an Electric Service Provider other than SCE, a limited, phased-in expansion of customer choice ("Direct Access") for nonresidential customers was authorized beginning in 2009, and an additional limited expansion of Direct Access was authorized in 2018. When an SCE bundled service customer takes retail electricity service from an Electric Service Provider or a CCA, SCE remains that customer's transmission and distribution provider.
California law requires bundled service customer indifference to departing load customers and to the mass return of departing load customers in the event of an Electric Service Provider or CCA's failure or other service termination. The CPUC is conducting a rulemaking proceeding to review, revise, and consider alternatives to the PCIA, a charge that is applied to departing load customers (including those who take service from CCAs) and is intended to maintain bundled service customer indifference to legacy authorized procurement costs. In October 2018, the CPUC issued a final decision revising the PCIA methodology in a manner that reduces cost shifts to remaining bundled service customers. The CPUC is expected to provide guidance on utility portfolio optimization, PCIA pre-payment options for entities serving departing load customers, and implementation of the PCIA true-up process in 2019. In February 2018, the CPUC issued a resolution to address cost shifting to bundled service customers associated with utilities' short-term resource adequacy purchases for CCAs in their launch or expansion year. The Resolution requires new and expanding CCAs to submit implementation plans by January 1 in order to serve customers in the following year and also requires new and expanding CCAs to participate in the CPUC's year-ahead resource adequacy program prior to beginning service. In May 2018, the CPUC issued a final decision to adopt a financial security requirement for CCAs, which is intended to cover the re-entry fees imposed on CCA customers for incremental procurement and administrative costs if they are involuntarily returned en masse to the utility's procurement service.
As of year-end 2018, SCE had six CCAs serving customers in its service territory that represent less than 4% of SCE's total service load. One CCA has been approved to significantly expand in 2019 and approximately 10 new or expanded CCAs have submitted implementation plans to serve customers in 2020. Based on recent load statistics, SCE anticipates that Direct Access and CCA load will be approximately 35% of its total service load by the end of 2019 and approximately 45% by the end of 2020.
Customer-owned power generation and storage alternatives, such as roof-top solar facilities and battery systems, are increasingly used by SCE's customers as a result of technological developments, federal and state subsidies, and declining costs of such alternatives. Beginning in 2020, and subject to certain exceptions, California will require all newly built homes to be solar-powered.
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
In January 2016, the CPUC issued a decision implementing AB 327, a rate reform bill enacted in 2013 that instructed the CPUC to develop new standard rates for customers with renewable generation systems. The changes that the CPUC decision made to the existing NEM tariff do not significantly impact the NEM subsidy. Specifically, the decision requires customers that take service on SCE's NEM tariff after June 2017 to continue to be compensated at the retail rate, minus certain non-bypassable charges. NEM customers also continue to be exempted from standby and departing load charges, but will be required to pay a $75 interconnection fee and to select a TOU retail rate. The CPUC will consider making additional adjustments to the NEM tariff when it adopts default TOU rates in 2019.
The effect of these types of competition on SCE generally is to reduce the amount of electricity purchased by customers. Customers who use alternative electricity providers typically continue to utilize and pay for SCE's transmission and distribution services, however, NEM customers utilize, but do not pay the full cost for, those services. While changes in volume or rates generally do not impact SCE's earnings activities, decreased retail electricity sales by SCE has the effect of increasing utility rates because the costs of the distribution grid are not currently borne by all customers that benefit from its use. See "Risk Factors—Risks Relating to Southern California Edison Company—Competitive and Market Risks."
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

Properties
SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which include sub-transmission facilities and are located primarily in California but also in Nevada and Arizona, deliver power from generating sources to the distribution network and consist of lines ranging from 33 kV to 500 kV and substations. SCE's distribution system, which takes power from substations to customers, includes over 53,000 line miles of overhead lines, 38,000 line miles of underground lines and approximately 800 substations, all of which are located in California. SCE owns the generating and energy storage facilities listed in the following table:

Generating and Energy Storage Facility	Location (in CA, unless otherwise noted)	Fuel Type	Operator	SCE's Ownership Interest (%)	Net Physical Capacity (in MW)		SCE's Capacity pro rata share (in MW)
Hydroelectric Plants (33)[1]	Various	Hydroelectric	SCE	100%	1,177		1,177
Pebbly Beach Generating Station (including battery storage)	Catalina Island	Diesel/Liquid Petroleum Gas	SCE	100%	12	2	12	2
Mountainview Units 3 and 4	Redlands, CA	Natural Gas	SCE	100%	1,072		1,072
Peaker Plants (3)	Various	Natural Gas	SCE	100%	147		147
Enhanced Peaker Plants (2) (gas turbine and battery storage)	Various	Natural gas	SCE	100%	100	3	100	3
Palo Verde Nuclear Generating Station	Phoenix, AZ	Nuclear	APS[4]	15.8%	4,235		669
Solar PV Plants (25)	Various	Photovoltaic	SCE	100%	68		68
Fuel Cells (2)	Various	Natural Gas	SCE	100%	2		2
Mira Loma Energy Storage (2)	Ontario, CA	Electricity	SCE	100%	20		20
Energy Storage Projects (5)	Various	Electricity	SCE	100%	16.6		16.6
Total					6,849.6		3,283.6

[1]	In addition to the 33 hydroelectric plants, includes 2 small generators representing an aggregate capacity of 1 MW.

[2]	Pebbly Beach Generating Station consists of 11 MW of diesel generators and liquid petroleum gas micro-turbines and a 1 MW of battery system.

[3]	Each enhanced peaker plant consists of one 49.9 MW gas turbine supported by a 10 MW battery storage system.

[4]	Arizona Public Service, an investor-owned electric utility.
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
The majority of SCE's hydroelectric plants and related reservoirs are located in whole or in part on U.S.-owned lands and are subject to FERC licenses. Slightly over half of these plants have FERC licenses that expire at various times between 2021 and 2046. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental objectives greater consideration in the licensing process. In addition, SCE expects additional opposition to new licenses by environmental stakeholder groups. If, in the future, SCE decides to, or is forced to, decommission one or more hydroelectric projects, the costs related to the decommissioning will be substantial. SCE does not currently recover decommissioning costs for hydroelectric projects in rates, but plans to request recovery of anticipated decommissioning costs for hydroelectric projects in a future applications to the CPUC.
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
Approximately 14% of power delivered to SCE's customers in 2018 came from utility-owned generation. In 2018, the sources of utility-owned generation were approximately 6% nuclear, 4% large hydroelectric, 3% natural gas, less than 1% small hydroelectric, and less than 1% solar generation. Approximately 35% of power that SCE delivered to customers in 2018 came from renewable sources.
Federal Regulation
In 2015, the US EPA issued rules governing GHG emission standards for existing fossil-fuel power plants. Known as the Clean Power Plan, the rules established state-specific goals and guidelines for the reduction of GHG emissions from existing sources. In 2016, the US Supreme Court blocked the implementation of the Clean Power Plan pending the completion of judicial challenges. In August 2018, the US EPA proposed the Affordable Clean Energy Rule to replace the Clean Power Plan. The Affordable Clean Energy Rule, if adopted, will establish GHG emissions guidelines for states to use to develop plans to address GHG emissions from existing coal-fired power plants. SCE does not expect the impact of the Affordable Clean Energy Rule to be material because it does not own or purchase power from coal-fired generating facilities and a significant portion of the power it delivers to its customers comes from renewable resources.
California Regulation
In 2006, California adopted a law that established a comprehensive program to reduce GHG emissions. The law required the California Air Resources Board ("CARB") to develop regulations that would reduce California's GHG emissions to 1990 levels by 2020. In 2012, the CARB regulations established a California cap-and-trade program and in July 2017, California law extended California's market-based GHG reduction regulatory framework, which includes the Cap-and-Trade and Low Carbon Fuel Standard programs, to 2030. In the California cap-and-trade program, all covered GHG emitters, including SCE, are subject to a "cap" on their emissions designed to encourage entities to reduce emissions from their operations. Covered entities must remit a compliance instrument for each ton of carbon dioxide equivalent gas emitted and can do so buying state-issued emission allowances at auction or purchasing them in the secondary allowance market. GHG emitters can also meet up to 8% of their cap-and-trade obligations by participating in verified offset programs, such as reforestation, that have recognized effects on reducing atmospheric GHGs.
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
California law also requires California retail sellers of electricity to deliver 33% of their customers' electricity requirements from renewable resources, as defined in the statute, by 2020. The CPUC set delivery quantity requirements applicable to SCE that incrementally increase to 33% over several periods between January 2011 and December 2020. In September 2018, California enacted a law that increased the amount of electricity from renewable resources that California retail sellers must deliver after 2020 to 44% of retail sales by December 2024, 52% of retail sales by December 2027, and 60% of retail sales by December 2030. In September 2018, California also enacted a requirement that the remaining 40% of retail electricity sales not from renewable energy must be from “zero-carbon” resources (such as hydroelectric energy) by 2045. SCE's delivery of eligible renewable energy to customers was approximately 21% of its total energy portfolio for the compliance period 2011 – 2013, which met SCE's goal for that period. SCE also met its compliance goal for the compliance period 2014 – 2016 by supplying its customer load with approximately 25% eligible renewable energy. SCE's 2017 eligible renewable energy deliveries were approximately 32% of its total energy portfolio. SCE estimates its 2018 eligible renewable energy deliveries to be approximately 35% of its total energy portfolio. SCE anticipates that it will comply with the requirements through 2030.

California has also enacted a law that requires the reduction of GHG emissions across the entire state economy to 40% below 1990 levels by 2030. California also supports climate action to meet the December 2015 Paris Agreement. Edison International supports these California environmental initiatives and believes that this change in focus will likely lead to increased electrification of the transportation and industrial sectors. A companion bill to the emission reduction law prioritized direct emission reductions, established joint-legislative oversight committee on climate change, and highlighted the increasing California legislative focus on disadvantaged community impacts of air pollution and climate change. See "Management Overview—Electricity Industry Trends" in the MD&A

Since 2010, SCE has reported its annual emissions from utility-owned generation each year to the US EPA by March 31 of the following year. SCE's 2018 GHG emissions from utility-owned generation are estimated to be approximately 813,000 metric tons.
Environmental Risks
Severe droughts and windstorms contributed to the devastating wildfires that swept through parts of California in 2017 and 2018, demonstrating the serious threat that weather extremes caused by climate change pose to California's communities and the environment. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A. Severe weather events, including drought, increasingly severe wind storms and rising sea-levels, pose risks to SCE's infrastructure and SCE and Edison International are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. See "Management Overview—Capital Program—Grid Development" in the MD&A.

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
LEGAL PROCEEDINGS
Thomas Fire Litigation
In December 2017, several wind-driven wildfires impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Thomas Fire, originated in Ventura County and burned acreage located in both Ventura and Santa Barbara Counties. According to CAL FIRE information, the Thomas Fire burned over 280,000 acres, destroyed an estimated 1,063 structures, damaged an estimated 280 structures and resulted in two fatalities.
As of February 26, 2019, SCE was aware of at least 132 lawsuits, representing approximately 2,100 plaintiffs, related to the Thomas Fire naming SCE as a defendant. Sixty-seven of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. By order of the Chair of the California Judicial Council, the lawsuits have been coordinated in the Los Angeles Superior Court.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Montecito Mudslides Litigation
In January 2018, torrential rains in Santa Barbara County produced mudslides and flooding in Montecito and surrounding areas. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in at least 21 fatalities, with two additional fatalities presumed.
Fifty-five of the 132 lawsuits mentioned under "Thomas Fire Litigation" above allege that SCE has responsibility for the Thomas Fire and that the Thomas Fire proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Twenty-one of the 55 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. By order of the Chair of the California Judicial Council, the Thomas Fire and Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Woolsey Fire Litigation
In November 2018, several wind-driven wildfires impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Woolsey Fire, originated in Ventura County and burned acreage located in both Ventura and Los Angeles Counties. According to CAL FIRE information, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three fatalities.
As of February 26, 2019, SCE was aware of at least 26 lawsuits, representing approximately 400 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Seventeen of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Woolsey Fire lawsuits have also been recommended for coordination in the Los Angeles Superior Court.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
MINE SAFETY DISCLOSURE
Not applicable.
EXECUTIVE OFFICERS OF EDISON INTERNATIONAL

Executive Officer	Age at February 26, 2019	Company Position
Pedro J. Pizarro	53	President and Chief Executive Officer
Maria Rigatti	55	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	59	Executive Vice President and General Counsel
J. Andrew Murphy	58	Senior Vice President, Strategic Planning
Gaddi H. Vasquez	64	Senior Vice President, Government Affairs
Jacqueline Trapp	52	Senior Vice President, Human Resources
Kevin M. Payne	58	Chief Executive Officer, SCE
Ronald O. Nichols	65	President, SCE
Caroline Choi	50	Senior Vice President, Corporate Affairs

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

Maria Rigatti
Executive Vice President, Chief Financial Officer, Edison International
Senior Vice President and Chief Financial Officer, SCE
President, Edison Mission Reorganization Trust (EME Reorg Trust)[1]
Senior Vice President, Chief Financial Officer, EME[2]
September 2016 to present July 2014 to September 2016 April 2014 to June 2014 March 2011 to March 2014

Adam S. Umanoff	Executive Vice President and General Counsel, Edison International Partner, Akin Gump Strauss Hauer & Feld[3]	January 2015 to present May 2011 to December 2014

J. Andrew Murphy	Senior Vice President, Strategy and Corporate Development, Edison International Senior Managing Director, Macquarie Infrastructure and Real Assets[4]	September 2015 to present January 2012 to August 2015

Gaddi H. Vasquez	Senior Vice President, Government Affairs, Edison International and SCE	April 2013 to present

Jacqueline Trapp	Senior Vice President, Human Resources Officer, Edison International and SCE Vice President, Human Resources Officer, SCE Director, Executive Talent and Rewards, Edison International	February 2018 to present June 2016 to February 2018 July 2012 to June 2016

Kevin M. Payne	Chief Executive Officer, SCE Senior Vice President, Customer Service, SCE Vice President, Engineering and Technical Services, SCE	June 2016 to present March 2014 to June 2016 September 2011 to February 2014

Ronald O. Nichols	President, SCE Senior Vice President, Regulatory Affairs, SCE General Manager/Chief Executive Officer, Los Angeles Department of Water and Power[5]	June 2016 to present April 2014 to June 2016 January 2011 to February 2014

Caroline Choi	Senior Vice President, Corporate Affairs, Edison International and SCE Senior Vice President, Regulatory Affairs, SCE Vice President Integrated Planning and Environmental Affairs, SCE	February 2019 to present June 2016 to February 2019 January 2012 to June 2016

[1]	EME Reorg Trust was an entity formed as part of the EME bankruptcy to hold creditors' interests after the sale of EME's assets to NRG and is not a parent, affiliate or subsidiary of SCE.

[2]	EME is a wholly-owned subsidiary of Edison International and an affiliate of SCE. EME filed for bankruptcy on December 17, 2012.

[3]	Akin Gump Strauss Hauer & Feld is a global law firm and is not a parent, affiliate or subsidiary of Edison International.

[4]	Macquarie Infrastructure and Real Assets is a global infrastructure management company and is not a parent, affiliate or subsidiary of Edison International.

[5]	Los Angeles Department of Water and Power is a municipal water and power utility company and is not a parent, affiliate or subsidiary of Edison International.

EXECUTIVE OFFICERS OF SOUTHERN CALIFORNIA EDISON COMPANY

Executive Officer	Age at February 26, 2019	Company Position
Kevin M. Payne	58	Chief Executive Officer
Ronald O. Nichols	65	President
William M. Petmecky III	49	Senior Vice President and Chief Financial Officer
Russell C. Swartz	67	Senior Vice President and General Counsel
Philip R. Herrington	56	Senior Vice President, Transmission and Distribution
Kevin E. Walker	56	Senior Vice President, Customer and Operational Services
Caroline Choi	50	Senior Vice President, Corporate Affairs
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

Philip R. Herrington
Senior Vice President, Transmission and Distribution, SCE
Vice President, Power Production, SCE
President, US Competitive Generation/Market Business Lead, The AES Corporation President and Chief Executive Officer, Dayton Power and Light
September 2017 to present August 2015 to September 2017 July 2013 to July 2015 March 2012 to March 2014

Kevin E. Walker	Senior Vice President, Customer and Operational Services, SCE Senior Vice President, Power Supply, SCE Strategy Advisor, Power and Utilities, Ernst & Young Chief Operating Officer, Iberdrola USA	October 2018 to present December 2017 to September 2018 June 2017 to December 2017 November 2009 to May 2016

Caroline Choi	Senior Vice President, Corporate Affairs, Edison International and SCE Senior Vice President, Regulatory Affairs, SCE Vice President Integrated Planning and Environmental Affairs, SCE	February 2019 to present June 2016 to February 2019 January 2012 to June 2016

[1]	Los Angeles Department of Water and Power is a municipal water and power utility company and is not a parent, affiliate or subsidiary of SCE.

[2]	EME is a wholly-owned subsidiary of Edison International and an affiliate of SCE. EME filed for bankruptcy on December 17, 2012.
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
Equity Compensation Plans
All of Edison International's equity compensation plans that were in effect as of December 31, 2018 have been approved by security holders. The following table sets forth, for each of Edison International's equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrants and rights to acquire such stock, the weighted-average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	9,308,318[1]	59.81	28,295,443[2]

[1]
This amount includes 8,833,610 shares covered by outstanding stock options, 311,384 shares covered by outstanding restricted stock unit awards, and 163,324 shares covered by outstanding deferred stock unit awards, with the outstanding shares covered by outstanding restricted stock unit and deferred stock unit awards including the crediting of dividend equivalents through December 31, 2018. The weighted-average exercise price of awards outstanding under equity compensation plans approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of awards outstanding have no exercise price. Awards payable solely in cash are not reflected in this table.

[2]
This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan as of December 31, 2018. The maximum number of shares of Edison International Common Stock that may be issued or transferred pursuant to awards under the Edison International 2007 Performance Incentive Plan is 71,031,524. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responding to this section will appear in the Joint Proxy Statement under the headings "Certain Relationships and Related Transactions," "Our Corporate Governance—Applicability of Stock Exchange Rules to SCE" and "Our Corporate Governance—Director Independence", and is incorporated herein by this reference.
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

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Edison International
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
There are restrictions on the ability of SCE to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—SCE—SCE Dividends," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." The number of common stockholders of record of Edison International was 30,784 on February 26, 2019. In addition, Edison International cannot pay dividends if it does not meet California law requirements on retained earnings and solvency.
Southern California Edison Company
As a result of the formation of a holding company described under the heading "Business" above, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock. There are restrictions on SCE's ability to pay dividends to Edison International and to its preferred shareholders. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—SCE—SCE Dividends," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the fourth quarter of 2018.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	163,205	$69.39	—	—
November 1, 2018 to November 30, 2018	316,738	60.03	—	—
December 1, 2018 to December 31, 2018	145,257	57.66	—	—
Total	625,200	$61.92	—	—

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

Comparison of Five-Year Cumulative Total Return

	2013	2014	2015	2016	2017	2018
Edison International	$100	$145	$135	$169	$153	$142
S & P 500 Index	$100	$114	$115	$129	$157	$150
Philadelphia Utility Index	$100	$129	$121	$142	$160	$166
Note: Assumes $100 invested on December 31, 2013 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.
FORM 10-K SUMMARY
None.
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

3.2	Bylaws of Edison International, as amended effective October 25, 2018 (File No. 1-9936, filed as Exhibit No. 3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2018)*

Southern California Edison Company

3.3
Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006, together with all Certificates of Determination of Preference Stock issued since March 2, 2006 (File No. 1-2313 filed as Exhibit 3.1 to SCE's Form 10-Q for the quarter ended June 30, 2017)*

3.4	Bylaws of Southern California Edison Company, as amended effective October 25, 2018 (File No. 1-9936, filed as Exhibit No. 3.2 to SCE's Form 10-Q for the quarter ended September 30, 2018)*

Edison International

4.1	Senior Indenture, dated September 10, 2010 (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-Q for the quarter ended September 30, 2010)*

Southern California Edison Company

4.2	Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (File No. 1-2313, filed as Exhibit 4.2 to SCE's Form 10-K for the year ended December 31, 2010)*

4.3	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, filed as Exhibit 4.3 to SCE's Form 10-K for the year ended December 31, 2017)*

Edison International and Southern California Edison Company

10.1**	Edison International 2008 Director Deferred Compensation Plan, as amended June 19, 2014 (File No. 1-9936, filed as Exhibit No. 10.2 for the quarter ended June 30, 2014)*

10.2**
Edison International Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014 (as amended) (File No. 1-9936, filed as Exhibit No. 10.7 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.3
Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective December 9, 2015 (as amended) (File No. 1-9936, filed as Exhibit No. 10.2 for the quarter ended September 30, 2018)*

10.4**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1995)*

10.4.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.4.2**	Executive and Director Grantor Trust Agreements Amendment 2008-1 (File No. 1-9936, filed as Exhibit No. 10.6.2 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.5**
Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.7 to Edison International and SCE's Form 10-Q for the quarter ended June 30, 2014)*

10.5.1**
Edison International 2008 Executive Retirement Plan, as amended and restated effective August 24, 2016 (as amended) (File No. 1-9936, filed as Exhibit 10.3 to Edison International and SCE's Form 10-Q for the quarter ended September 30, 2018)*

10.6**
Edison International Executive Incentive Compensation Plan, as amended and restated effective August 24, 2016 (as amended) (File No. 1-9936, filed as Exhibit 10.8 to Edison International's Form 10-K for the year ended December 31, 2017)*

10.7**
Edison International 2008 Executive Disability Plan, as amended and restated effective April 2, 2018 (File No. 1-9936, filed as Exhibit No. 10.4 to Edison International and SCE's Form 10-Q for the quarter ended March 31, 2018)*

Exhibit Number	Description
10.8**
Edison International 2007 Performance Incentive Plan as amended and restated effective May 2, 2016 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 28, 2016 and filed April 29, 2016)*

10.8.1**	Edison International 2008 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2008)*

10.8.2**	Edison International 2009 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2009)*

10.8.3**	Edison International 2010 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2010)*

10.8.4**	Edison International 2011 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2011)*

10.8.5**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.8.6**	Edison International 2013 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.8.7**	Edison International 2014 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2014)*

10.8.8**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.8.9**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.8.10**	Edison International 2017 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.8.11**	Edison International 2018 Long-Term Incentives Terms and Conditions (File. No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.9**
Director Nonqualified Stock Option Terms and Conditions under the 2007 Performance Incentive Plan (File 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2007)*

10.10**
Edison International 2008 Executive Severance Plan, as amended and restated effective April 2, 2018 (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.11**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted December 6, 2018

10.12**	Edison International Director Matching Gifts Program, as adopted June 24, 2010 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended June 30, 2010)*

10.13
Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.14
Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.14.1
Amended and Restated Tax-Allocation Agreement between Edison Capital and Edison Funding Company (formerly Mission First Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.14.2
Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.14.3
Modification No. 1 to the Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated November 15, 2012 and filed November 21, 2012)*

Exhibit Number	Description
10.14.4
Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties. (File No. 333-68630, filed as Exhibit 10.12 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.15**
Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended June 30, 2005)*

10.16**	Edison International 2017 Executive Annual Incentive Program (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.17**	Section 409A and Other Conforming Amendments to Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.17.1**	Section 409A Amendments to Director Terms and Conditions (File No. 1-9936, filed as Exhibit No. 10.37.1 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.18
Second Amended and Restated Credit Agreement dated as of May 17, 2018 among Edison International, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed May 18, 2018)*

10.19
Second Amended and Restated Credit Agreement dated as of May 17, 2018 among SCE, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated and filed May 18, 2018)*

10.20
Term Loan Credit Agreement, dated as of January 26, 2018, among Edison International, the several banks and other financial institutions from time to time parties thereto, and Wells Fargo Bank, N.A., as administrative agent for the lenders (File 1-2313, filed as Exhibit 10.1 to Southern California Edison Company's Form 8-K dated January 26, 2018 and filed January 26, 2018)*

10.21
Term Loan Credit Agreement, dated as of February 4, 2019, among SCE, the several banks and other financial institutions from time to time parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent for the lenders (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison Company's Form 8-K dated and filed February 4, 2019)*

10.22	Revised San Onofre Settlement Agreement dated January 30, 2018 (File No. 1-9936, filed as exhibit 10.1 to Edison International and SCE's Form 8-K dated January 30, 2018 and filed January 31, 2018)*

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2018, filed on February 28, 2019, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

Exhibit Number	Description
101.2
Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2018, filed on February 28, 2019, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

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

SCHEDULES SUPPLEMENTING FINANCIAL STATEMENTS

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2018	2017
Assets:
Cash and cash equivalents	$97	$524
Other current assets	52	340
Total current assets	149	864
Investments in subsidiaries	12,521	13,659
Deferred income taxes	516	500
Other long-term assets	78	91
Total assets	$13,264	$15,114
Liabilities and equity:
Short-term debt	$—	$1,139
Other current liabilities	498	467
Total current liabilities	498	1,606
Long-term debt	1,740	1,193
Other long-term liabilities	567	644
Total equity	10,459	11,671
Total liabilities and equity	$13,264	$15,114

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2018, 2017 and 2016

(in millions)	2018	2017	2016
Interest income from affiliates	$—	$—	$6
Operating, interest and other expenses	98	92	86
Loss before equity in (loss) earnings of subsidiaries	(98)	(92)	(80)
Equity in (loss) earnings of subsidiaries	(376)	739	1,337
(Loss) income before income taxes	(474)	647	1,257
Income tax (benefit) expense	(17)	82	(42)
(Loss) income from continuing operations	(457)	565	1,299
Income from discontinued operations, net of tax	34	—	12
Net (loss) income	$(423)	$565	$1,311

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2018, 2017 and 2016

(in millions)	2018	2017	2016
Net (loss) income	$(423)	$565	$1,311
Other comprehensive (loss) income, net of tax	(7)	10	3
Comprehensive (loss) income	$(430)	$575	$1,314

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016

(in millions)	2018	2017	2016
Net cash provided by operating activities	$785	$462	$493
Cash flows from financing activities:
Long-term debt issued	549	798	400
Long-term debt issuance costs	(4)	(5)	(3)
Long-term debt matured	—	(400)	—
Payable due to affiliates	13	8	34
Short-term debt financing, net	(1,141)	600	(108)
Payments for stock-based compensation	(24)	(260)	(95)
Receipts for stock-based compensation	14	144	51
Dividends paid	(788)	(707)	(626)
Net cash (used in) provided by financing activities	(1,381)	178	(347)
Capital contributions to affiliate	(10)	(122)	(147)
Dividends from affiliate	179	—	—
Net cash provided by (used in) investing activities:	169	(122)	(147)
Net (decrease) increase in cash and cash equivalents	(427)	518	(1)
Cash and cash equivalents, beginning of year	524	6	7
Cash and cash equivalents, end of year	$97	$524	$6
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
Dividends Received
Edison International Parent received cash dividends from SCE of $788 million, $573 million and $701 million in 2018, 2017 and 2016, respectively.
Dividend Restrictions
CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of both Edison International and SCE. In addition, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders. Under SCE's interpretation of CPUC regulations, the common equity component of SCE's capital structure must remain at or above 48% on a weighted average basis over the 37-month period that SCE's capital structure is in effect for ratemaking purposes. As allowed under the Revised San Onofre Settlement Agreement, which was approved by the CPUC in July 2018, SCE has excluded a $448 million after-tax charge resulting from the implementation of the Revised San Onofre Settlement Agreement from its ratemaking capital structure (see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Permanent Retirement of San Onofre" for further information on the Revised San Onofre Settlement Agreement). At December 31, 2018, SCE's 37-month average common equity component of total capitalization was 49.7% and the maximum additional dividend that SCE could pay to Edison International under this limitation after paying preferred and preference shareholders was $459 million, resulting in a restriction on net assets of approximately $13.3 billion.

Under SCE's interpretation of the CPUC's capital structure decisions, SCE is required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. On February 28, 2019, SCE is submitting an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE is seeking a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution. For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."
Note 2. Debt and Credit Agreements
Long-Term Debt
In January 2018, Edison International Parent borrowed $500 million under a Term Loan Agreement due in January 2019, with a variable interest rate based on the London Interbank Offered Rate plus 60 basis points. The proceeds were used to repay Edison International Parent's commercial paper borrowings. In March 2018, Edison International Parent issued $550 million of 4.125% senior notes due in 2028. The proceeds from the March 2018 issuance were used to repay the $500 million Term Loan discussed above and for general corporate purposes. In addition, at December 31, 2018 and 2017, Edison International Parent had $400 million of 2.125% senior notes due in 2020, $400 million of 2.40% senior notes due in 2022 and $400 million of 2.95% senior notes due in 2023.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facility at December 31, 2018:

(in millions)
Commitment	$1,500
Outstanding borrowings	—
Amount available	$1,500
In May 2018, Edison International Parent amended its multi-year revolving credit facility to increase the facility from $1.25 billion to $1.5 billion. The facility matures in May 2023 and has two 1-year extension options. At December 31, 2018, Edison International Parent had no outstanding commercial paper. At December 31, 2017, the outstanding commercial paper, net of discount, was $639 million at a weighted-average interest rate of 1.70%.
The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.70 to 1. At December 31, 2018, Edison International's consolidated debt to total capitalization ratio was 0.55 to 1.
Note 3. Related-Party Transactions
Edison International's Parent expense from services provided by SCE was $2 million in 2018, $3 million in 2017 and $3 million in 2016. Edison International's Parent interest expense from loans due to affiliates was $5 million in 2018, $5 million in 2017 and $3 million in 2016. Edison International Parent had current related-party receivables of $41 million and $256 million and current related-party payables of $249 million and $235 million at December 31, 2018 and 2017, respectively. Edison International Parent had long-term related-party receivables of $73 million and $81 million at December 31, 2018 and 2017, respectively, and long-term related-party payables of $213 million and $200 million at December 31, 2018 and 2017, respectively.
Note 4. Contingencies
For a discussion of material contingencies see "Notes to Consolidated Financial Statements—Note 8. Income Taxes" and "—Note 12. Commitments and Contingencies."

EDISON INTERNATIONAL
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year ended December 31, 2018
Allowance for uncollectible accounts
Customers	$36.6	$19.0	$—		$23.6		$32.0
All others	17.3	16.2	—		14.0		19.5
Total allowance for uncollectible amounts	$53.9	$35.2	$—		$37.6	[a]	$51.5
Tax valuation allowance	$28.0	$—	$8.0	[c]	$—		$36.0

For the Year ended December 31, 2017
Allowance for uncollectible accounts
Customers	$41.2	$12.9	$—		$17.5		$36.6
All others	20.6	13.5	—		16.8		17.3
Total allowance for uncollectible amounts	$61.8	$26.4	$—		$34.3	[a]	$53.9
Tax valuation allowance	$24.0	$—	$4.0	[c]	$—		$28.0

For the Year ended December 31, 2016
Allowance for uncollectible accounts
Customers	$46.2	$17.7	$—		$22.7		$41.2
All others	15.5	15.9	—		10.8		20.6
Total allowance for uncollectible amounts	$61.7	$33.6	$—		$33.5	[a]	$61.8
Tax valuation allowance	$32.0	$—	$—		$8.0	[b]	$24.0

[a]	Accounts written off, net.

[b]	In 2016, Edison International determined that $8 million of the assets subject to a valuation allowance had no expectation of recovery and were written off.

[c]
During 2018, Edison International recorded an additional valuation allowance of $4 million for non-California state net operating loss carryforwards and $4 million for California capital loss generated from the April 2018 sale of SoCore Energy, which are estimated to expire before being utilized. The additional valuation allowance in 2017 was a result of Tax Reform.

SOUTHERN CALIFORNIA EDISON COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
For the Year ended December 31, 2018
For the Year ended
Customers	$36.0	$18.9	$—	$23.3		$31.6
All others	17.3	16.2	—	14.0		19.5
Total allowance for uncollectible accounts	$53.3	$35.1	$—	$37.3	[a]	$51.1

For the Year ended December 31, 2017
Allowance for uncollectible accounts
Customers	$40.5	$12.9	$—	$17.4		$36.0
All others	20.6	13.5	—	16.8		17.3
Total allowance for uncollectible accounts	$61.1	$26.4	$—	$34.2	[a]	$53.3

For the Year ended December 31, 2016
Allowance for uncollectible accounts
Customers	$46.2	$17.0	$—	$22.7		$40.5
All others	15.5	15.9	—	10.8		20.6
Total allowance for uncollectible accounts	$61.7	$32.9	$—	$33.5	[a]	$61.1

[a]	Accounts written off, net.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 28, 2019	Date:	February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title

A. Principal Executive Officers

Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)

Kevin Payne*	Chief Executive Officer and SCE Director (Southern California Edison Company)

B. Principal Financial Officers

Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)

William M. Petmecky III*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)

C. Principal Accounting Officers

Aaron D. Moss	Vice President and Controller (Edison International)

Aaron D. Moss	Vice President and Controller (Southern California Edison Company)

D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)

Michael C. Camuñez*	Director

Vanessa C.L. Chang*	Director

Keith Trent*	Director

James T. Morris*	Director

Pedro J. Pizarro*	Director

Kevin Payne (SCE only)*	Director

Timothy T. O'Toole*	Director

Linda G. Stuntz*	Director

William P. Sullivan*	Chair of the Edison International Board and Director

Ellen O. Tauscher*	Director

Peter J. Taylor*	Director

Brett White*	Director

*By:	/s/ Aaron D. Moss	*By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Attorney-in-fact for EIX Directors and Officers)		Aaron D. Moss Vice President and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 28, 2019	Date:	February 28, 2019