Form 10-Q
period 2019-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2019-04-30
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Edison International        Yes ☐ No ☑    Southern California Edison Company    Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of April 26, 2019:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares

i

Montecito Mudslides Litigation	58
Woolsey Fire Litigation	59
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	59	Part II, Item 2
Purchases of Equity Securities by Edison International and Affiliated Purchasers	59
OTHER INFORMATION	59	Part II, Item 5
EXHIBITS	60	Part II, Item 6
SIGNATURES	61
This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2018 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2018
AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
bonus depreciation	Federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Cal Advocates	CPUC's Public Advocates Office (formerly known as the Office of Ratepayer Advocates or ORA)
CAL FIRE	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
Commission on Catastrophic Wildfire Cost and Recovery	Commission on Catastrophic Wildfire Cost and Recovery established by the California Governor’s Office of Planning and Research as required by California Senate Bill 901
CPUC	California Public Utilities Commission
December 2017 Wildfires	several wind-driven wildfires, including the Thomas Fire and the Koenigstein Fire, that occurred in December 2017 and impacted portions of SCE's service territory
DERs	distributed energy resources
DOE	U.S. Department of Energy
DRP	Distributed Resources Plan
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group
Edison Energy Group, Inc., a wholly-owned subsidiary of Edison International, is a holding company for subsidiaries engaged in competitive businesses that provide energy services to commercial and industrial customers

EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
Electric Service Provider	an entity that offers electric power and ancillary services to customers that take final delivery of electric power and do not resell the power
ERRA	Energy Resource Recovery Account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
GWh	gigawatt-hours
HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service

Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 25, 2019
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County on December 4, 2017
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
MHI	Mitsubishi Heavy Industries, Inc. and related companies
Montecito Mudslides	the mudslides and flooding in Montecito, Santa Barbara County, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	megawatts
MWdc	megawatts measured for solar projects representing the accumulated peak capacity of all the solar modules
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding
NEIL	Nuclear Electric Insurance Limited
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NOL	net operating loss
NRC	Nuclear Regulatory Commission
OII	Order Instituting Investigation
OII Parties
SCE, SDG&E, The Alliance for Nuclear Responsibility, The California Large Energy Consumers Association, California State University, Citizens Oversight dba Coalition to Decommission San Onofre, the Coalition of California Utility Employees, the Direct Access Customer Coalition, Ruth Henricks, Cal Advocates, TURN, and Women's Energy Matters, all of whom are parties to the Revised San Onofre Settlement Agreement

Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
Prior San Onofre Settlement Agreement	San Onofre OII Settlement Agreement by and among TURN, Cal Advocates, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014
Revised San Onofre Settlement Agreement	Revised San Onofre OII Settlement Agreement among OII Parties, dated January 30, 2018 and modified on August 2, 2018
ROE	return on common equity
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018
TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area Ventura County on December 4, 2017
TOU	Time-Of-Use
TURN	The Utility Reform Network

v

US EPA	U.S. Environmental Protection Agency
VCFD	The Ventura County Fire Department
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

•
actions, or inaction, of the state of California with respect to achieving a timely and comprehensive solution mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause;

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including determinations of authorized rates of return or return on equity, the 2018 GRC, the GS&RP application, the 2019 WMP, the recoverability of wildfire-related and mudslide-related costs, and delays in regulatory actions;

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

•
governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Council, and similar regulatory bodies in adjoining regions, and changes in California's environmental priorities that lessen the importance the state places on GHG reduction;

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

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2018 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2018 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE provide direct links to certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings at www.edisoninvestor.com (SCE Regulatory Highlights) so that such filings, rulings and notices are available to all investors. Edison International and SCE post or provide direct links to certain documents and information related to Southern California wildfires which may be of interest to investors at www.edisoninvestor.com (Southern California Wildfires) in order to publicly disseminate such information. Edison International and SCE also routinely post or provide direct links to presentations, documents and other information that may be of interest to investors at www.edisoninvestor.com (Events and Presentations) in order to publicly disseminate such information.
The MD&A for the three months ended March 31, 2019 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2018 and as compared to the three months ended March 31, 2018. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2018 (the "year-ended 2018 MD&A"), which was included in the 2018 Form 10-K.
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

	Three months ended March 31,
(in millions)	2019	2018	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$293	$286	$7
Edison International Parent and Other	(15)	(68)	53
Edison International	278	218	60
Less: Non-core items
SCE	72	—	72
Edison International Parent and Other	—	(44)	44
Total non-core items	72	(44)	116
Core earnings (losses)
SCE	221	286	(65)
Edison International Parent and Other	(15)	(24)	9
Edison International	$206	$262	$(56)
Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings (losses) internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other gains and losses related to certain tax, regulatory or legal settlements or proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing.
Edison International's first quarter 2019 earnings increased $60 million from the first quarter of 2018, resulting from an increase in Edison International Parent and Other's earnings of $53 million and an increase in SCE's earnings of $7 million. SCE's earnings consisted of $72 million of higher non-core income and $65 million of lower core earnings. The decrease in core earnings was primarily due to wildfire mitigation expenses and higher net financing costs, partially offset by a 2018 refund to customers for prior overcollections.
Edison International Parent and Other's increase in earnings for the three months ended March 31, 2019 was primarily due to lower core losses of $9 million and lower non-core losses of $44 million. The lower core losses were mainly due to lower corporate expenses and decreased losses at the competitive businesses under Edison Energy Group.

Consolidated non-core items for the first quarter of 2019 and 2018 primarily included:

•
Income tax benefits of $69 million recorded in 2019 for SCE related to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates and other deferred tax re-measurement belongs to shareholders.

•	An impairment charge of $66 million ($48 million after-tax) recorded in 2018 for Edison International Parent and Other resulting from an agreement to sell SoCore Energy.
2018 General Rate Case
In February 2018, SCE updated its 2018 GRC application for the impact of Tax Reform resulting in a requested 2018 base rate revenue requirement of $5.534 billion, a decrease of $106 million over the 2017 GRC authorized revenue requirement.
In April 2019, the CPUC issued a 2018 GRC proposed decision, which if adopted, would result in a base rate revenue requirement of $5.102 billion in 2018, a decrease of $432 million from SCE's requested revenue requirement, primarily related to a reduction in authorized rate base, depreciation and operation and maintenance expenses. The proposed decision also identifies changes to certain balancing accounts, including the expansion of the TAMA to include the impacts of all differences between forecast and recorded tax expense. The proposed decision would also disallow certain historical spending, largely related to certain infrastructure replacement programs and corporate real estate.
The CPUC did not issue a decision on the 2018 GRC application during 2018 or during the first quarter of 2019, therefore SCE recognized revenue based on the 2017 authorized revenue requirement, adjusted for items SCE has determined to be probable of occurring, primarily the July 2017 cost of capital decision and Tax Reform. The CPUC has approved the establishment of a GRC memorandum account and the 2018 and 2019 revenue requirements ultimately adopted by the CPUC will be effective as of January 1, 2018 and January 1, 2019, respectively. The proposed decision, if adopted as drafted, would have a significant impact on SCE and Edison International’s reported results, including a non-core impairment of utility property, plant and equipment of up to $257 million ($185 million after-tax) related to disallowed historical capital expenditures and an increase to core earnings of approximately $130 million from application of the decision to revenue, depreciation and income tax expense retroactively for 2018 and the first quarter of 2019.
The proposed decision would allow a post-test year rate making mechanism that escalates capital additions by 2.49% for both 2019 and 2020. It would also allow operation and maintenance expenses to be escalated for 2019 and 2020 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology set forth in the proposed decision would, if adopted by the CPUC, result in a revenue requirement of $5.422 billion in 2019 and $5.823 billion in 2020.
SCE will file comments on the proposed decision in May 2019 and SCE cannot predict when a final decision will be issued. A final decision could result in material changes to the proposed decision.
Capital Program
Total capital expenditures (including accruals) were $856 million and $853 million for the first three months of 2019 and 2018, respectively.
SCE's capital expenditure forecast for 2020 has been updated since the filing of the 2018 Form 10-K to reflect planned CPUC jurisdictional spending as informed by the 2018 GRC proposed decision and spending associated with SCE's wildfire mitigation-related capital expenditures under the GS&RP and WMP. The table below includes $346 million and a range of $500 million to $700 million of capital expenditures related to wildfire mitigation for 2019 and 2020, respectively. The CPUC has authorized tracking of costs related to the GS&RP and WMP through memorandum accounts. SCE has also proposed a balancing account for its GS&RP spending. If SCE's proposed balancing account in its GS&RP application is approved, forecasted costs for the GS&RP will be included in rates with a subsequent reasonableness review through the annual ERRA proceeding. On April 29, 2018, the CPUC issued a proposed decision that, if adopted, would approve SCE's 2019 WMP and, among other things, would require SCE to meet certain reporting requirements. SCE continues to evaluate wildfire mitigation spending and anticipates that in 2019 the CPUC will issue decisions on the GS&RP and 2019 WMP. SCE expects to file its 2020 WMP by early 2020. SCE anticipates that wildfire mitigation spending not addressed in balancing accounts will be addressed in future GRC applications or through other regulatory proceedings.

SCE forecasts capital expenditures for 2019 – 2020 to be approximately $8,896 million to $9,096 million. SCE's 2019 – 2020 forecast for major capital expenditures are set forth in the table below:

(in millions)	2019	2020	Total 2019 – 2020
Distribution	$3,219	$2,898	$6,117
Transmission	701	786	1,487
Generation	211	235	446
Subtotal	4,131	3,919	8,050
Estimated wildfire mitigation-related capital expenditures	346	500 – 700	846 – 1,046
Total estimated capital expenditures	$4,477	$4,419 – $4,619	$8,896 – $9,096
SCE's authorized CPUC-jurisdictional rate base is determined through the GRC and other regulatory proceedings. Differences between actual and CPUC authorized capital expenditures are addressed in subsequent GRC or other regulatory proceedings. FERC-jurisdictional rate base is generally determined based on actual capital expenditures.
Reflected below is SCE's weighted average annual rate base for 2018 – 2020 assuming the CPUC capital expenditures authorized in the 2018 GRC proposed decision are adopted as drafted and the expected FERC capital expenditures. The table below does not reflect rate base associated with spending for the GS&RP or other programs which have not yet been approved by the CPUC.

(in millions)	2018	2019	2020
Rate base for expected capital expenditures	$28,382	$30,682	$33,120
A final CPUC decision could result in material changes to the proposed decision, including the weighted average annual rate base for 2018 – 2020 set forth in the table above.
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
In December 2017 and November 2018, wind-driven wildfires impacted portions of SCE's service territory, causing substantial damage to both residential and business properties and service outages for SCE customers. The investigating government agencies, the VCFD and CAL FIRE, have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by the Koenigstein Fire. While the progression of these two fires remains under review, the December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. The largest of the November 2018 fires, known as the Woolsey Fire, originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties.
In March 2019, the VCFD and CAL FIRE issued separate reports finding that the Thomas Fire and the Koenigstein Fire were each caused by SCE equipment. At this time, based on available information, SCE has not determined whether its equipment caused the Thomas Fire. Based on publicly available radar data showing a smoke plume in the Anlauf Canyon area emerging in advance of the start time of the Thomas Fire indicated in the Thomas Fire report, SCE believes that the Thomas Fire started at least 12 minutes prior to any issue involving SCE's system and at least 15 minutes prior to the start time indicated in the report. SCE has previously disclosed that SCE believed its equipment was associated with the ignition of the Koenigstein Fire. SCE is continuing to assess the progression of the Thomas and Koenigstein Fires and the extent of damages that may be attributable to each fire.
Multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by the Montecito Mudslides based on a theory that SCE has responsibility for the

Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides.
SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events is ongoing, and SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation processes. Final determinations of liability for the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (each a "2017/2018 Wildfire/Mudslide Event," and, collectively, the "2017/2018 Wildfire/Mudslide Events"), including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes.
Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a liability to be accrued under accounting standards. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events and accrued a liability of $4.7 billion in the fourth quarter of 2018. This liability corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available.
Edison International and SCE will seek to offset any actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. In the fourth quarter of 2018, Edison International and SCE also recorded expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $135 million, which is the FERC portion of the $4.7 billion liability it accrued. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in future wildfire cost-recovery proceedings. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.
Edison International and SCE continue to pursue legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting costs in electric rates. In April 2019, a strike force formed by California Governor Gavin Newsom released a report entitled Wildfires and Climate Change: California's Energy Future, which sets forth, among other things, guiding principles for potential reform to California policies regarding wildfire liability. While this report recommended that the Commission on Catastrophic Wildfire Cost and Recovery, the California legislature and the strike force continue working to develop a solution for consideration by the Governor and the legislature, Edison International and SCE cannot predict whether or when there will be a comprehensive solution mitigating the significant risk faced by California investor-owned utilities related to wildfires.
In April 2019, in addition to other requested increases in CPUC and FERC ROE, SCE requested from both the CPUC and FERC an additional 6% ROE to compensate investors for current wildfire risk. SCE would seek to reduce or remove this additional ROE if there is a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform. For further details, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2020 Cost of Capital Application" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—FERC Formula Rate—2019 FERC Formula Rate."
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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended March 31, 2019 versus March 31, 2018

	Three months ended March 31, 2019			Three months ended March 31, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Operating revenue	$1,550	$1,266	$2,816	$1,513	$1,041	$2,554
Purchased power and fuel	—	1,005	1,005	—	926	926
Operation and maintenance	589	280	869	509	142	651
Depreciation and amortization	480	—	480	459	—	459
Property and other taxes	109	—	109	105	—	105
Impairment and other	(4)	—	(4)	—	—	—
Other operating income	(1)	—	(1)	(1)	—	(1)
Total operating expenses	1,173	1,285	2,458	1,072	1,068	2,140
Operating income	377	(19)	358	441	(27)	414
Interest expense	(178)	—	(178)	(155)	—	(155)
Other income and expense	19	19	38	24	27	51
Income before income taxes	218	—	218	310	—	310
Income tax benefit	(105)	—	(105)	(6)	—	(6)
Net income	323	—	323	316	—	316
Preferred and preference stock dividend requirements	30	—	30	30	—	30
Net income available for common stock	$293	$—	$293	$286	$—	$286
Net income available for common stock			$293			$286
Less: Non-core earnings			72			—
Core earnings[1]			$221			$286

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $37 million primarily due to the following:

•
An increase of $26 million in CPUC revenue primarily related to a $16 million refund to customers in 2018 for prior overcollections and $6 million related to the incremental return on rate base recorded through the pole loading balancing account.

•	An increase of $11 million in FERC revenue primarily due to higher operating costs subject to balancing account treatment (offset in operation and maintenance expenses and interest expense below).

•	Higher operation and maintenance costs of $80 million primarily due to wildfire mitigation costs, including enhanced overhead inspections, and other preventative maintenance costs.

•	Higher depreciation and amortization expense of $21 million primarily related to transmission and distribution investments.

•	Higher interest expense of $23 million primarily due to increased borrowings and higher interest on balancing account overcollections.

•	Lower other income and expense of $5 million primarily due to lower AFUDC equity income.

•
Higher income tax benefits of $99 million primarily due to higher non-core income tax benefits of $69 million related to changes in the allocation of deferred tax re-measurement between customers and shareholders and lower pre-tax income, excluding non-core items.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $79 million primarily driven by higher power and gas prices, lower congestion revenue right credits and higher charges from contract amendments, partially offset by lower load related to cooler weather and higher realized gains on hedging activities.

•
Higher operation and maintenance costs of $138 million primarily driven by the authorization to recover 2018 wildfire insurance costs that had been deferred as regulatory assets and higher spending on various public purpose programs and transmission access charges.

•
Lower other income and expense of $8 million primarily driven by lower net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $2.6 billion and $2.4 billion for the three months ended March 31, 2019 and 2018, respectively.
The 2019 revenue increase is primarily related to higher cost-recovery activities related to 2018 wildfire insurance costs and higher purchased power and fuel costs driven by higher power and gas prices, lower congestion revenue right credits and higher charges from contract amendments, partially offset by lower load related to cooler weather. See "—Cost-Recovery Activities" for further details.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.

Income Taxes
SCE's income tax benefit increased by $99 million for the three months ended March 31, 2019 compared to the same period in 2018.
The effective tax rates were (48.2)% and (1.9)% for the three months ended March 31, 2019 and 2018, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease is primarily due to the change in the allocation of excess deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019.
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
Income from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2019	2018
Edison Energy Group and subsidiaries	$(3)	$(52)
Corporate expenses and other subsidiaries	(12)	(16)
Total Edison International Parent and Other	$(15)	$(68)
The loss from continuing operations of Edison International Parent and Other decreased $53 million for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the absence of an after-tax impairment charge of $48 million resulting from an agreement to sell SoCore Energy and lower corporate expenses.
LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to and equity contributions from Edison International, obligations to preferred and preference shareholders, and the outcome of tax and regulatory matters.
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market financings, and equity contributions from Edison International, as needed. SCE also has availability under its credit facility to fund cash requirements.
SCE's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit agencies in March 2019. The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB-	BBB
Outlook	Negative	Watch Negative	Watch Negative
SCE's credit ratings may be further affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the 2017/2018 Wildfire/Mudslide Events, and the reform of policies allocating liability to investor-owned utilities for damages caused by catastrophic wildfires substantially caused by utility equipment. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade rating from the major credit rating agencies. Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade is $14 million as of March 31, 2019. In addition, if SCE's credit rating falls below investment grade, it may be required to post up to $50 million in collateral, in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs. For further details, see "— Margin and Collateral Deposits."
Available Liquidity
At March 31, 2019, SCE had approximately $2.8 billion available under its $3.0 billion credit facility. The credit facility is available for borrowing needs until May 2023 and contains two 1-year extension options. SCE borrowed $750 million under a term loan in February 2019 and issued $1.1 billion first and refunding mortgage bonds in March 2019. The proceeds from the term loan and the March 2019 bond issuances were used to repay commercial paper borrowings and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
In April 2019, Edison International contributed $750 million to SCE, which SCE used to repay its February 2019 term loan discussed above.
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
Debt Covenant
A debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At March 31, 2019, SCE's debt to total capitalization ratio was 0.52 to 1.
At March 31, 2019, SCE was in compliance with all other financial covenants that affect access to capital.
Capital Investment Plan
Major Transmission Projects
Eldorado-Lugo-Mohave Upgrade
In April 2019, SCE filed an amended application for a certificate of public convenience and necessity with the CPUC, which included total project costs of $257 million, an increase of $24 million to the previous estimate.
Regulatory Proceedings
2020 Cost of Capital Application
In April 2019, SCE filed its application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term, beginning January 1, 2020. In its application, SCE seeks a return on common equity of 10.60% for 2020 ("CPUC Base ROE"), compared to its current CPUC ROE of 10.30%. In addition to this CPUC Base ROE, SCE seeks an additional ROE of 6% to compensate investors for current wildfire risk ("CPUC Wildfire Risk ROE"). SCE would seek to reduce or remove this CPUC Wildfire Risk ROE if there is a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform.
SCE also seeks to modify its current capital structure to increase the common equity component of its capital structure from its current authorized level of 48% to 52% in 2020 and correspondingly reduce its preferred equity from 9% to 5%. If this change is not approved, SCE seeks a higher CPUC Base ROE of 10.9% to account for the increased leverage. SCE does not propose to change its currently authorized level of long-term debt of 43%. In the application, SCE projects a cost of long-term debt of 4.74% and an embedded cost of preferred equity of 5.70% and requests that the CPUC authorize these costs for 2020. Based on the capital structure and cost factors discussed above, SCE proposes a weighted average return on rate base of 10.96% for 2020.

SCE proposes to maintain the current Cost of Capital Mechanism ("CCM"), which provides for an automatic modification of ROE, long-term debt and preferred equity costs in intervening years based on fluctuations in interest rates. In its application, SCE proposes to change the CCM so that it only applies to CPUC Base ROE, not to the CPUC Wildfire Risk ROE.
Assuming that the revenue requirement in SCE's pending 2018 GRC request, including the proposed post-test year ratemaking mechanism, is adopted, SCE's proposed cost of capital and capital structure will result in a projected revenue requirement increase in 2020 of approximately $1.2 billion from revenue currently included in electric rates of $11.1 billion.

FERC Formula Rate
2018 Formula Rate
The formula rate that SCE filed in 2017, with a January 1, 2018 effective date, is still pending resolution and is currently in settlement discussions. As a result, SCE's 2018 FERC rates remain subject to refund.
2019 Formula Rate
In April 2019, SCE filed an application with FERC to amend the formula rate associated with its transmission facilities in 2019. In the revised formula rate, SCE seeks a base return on equity of 17.12% ("FERC Base ROE"), compared to its proposed base ROE of 10.30% for its 2018 formula rate. The requested FERC Base ROE reflects a conventional ROE of 11.12% and an additional ROE of 6% to compensate investors for current wildfire risk. SCE would seek to reduce or remove the additional wildfire risk ROE if there is a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform. SCE's total ROE request, inclusive of project incentives and a 0.5% incentive for CAISO participation, is approximately 18.4%.
If the new formula rate is accepted by FERC, it will supersede the existing formula rate, including the 2019 annual update, and could become effective as early as 60 days from the filing date. FERC has the authority to, and may, suspend new rates for up to five months. If the new formula rate is suspended by FERC, the 2019 transmission revenue requirement rate established in the 2019 annual update will continue to be effective, subject to refund, from January 1, 2019 until the end of the suspension of the new formula rate. The new formula rate would likely be subject to refund from the end of the suspension until it is ultimately approved by FERC.
If the revised formula rate becomes effective on June 12, 2019 (the effective date requested by SCE), SCE's proposed revisions to its formula rate will result in a projected increase in its retail base transmission revenue requirement in 2019 of approximately $290 million from the currently effective retail base transmission revenue requirement of approximately $1 billion.
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
Under SCE's interpretation of the CPUC's capital structure decisions, SCE is required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. On February 28, 2019, SCE submitted an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE requested a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides." At March 31, 2019, without excluding the $1.8 billion after-tax wildfire related charge incurred in 2018, SCE's 37-month average common equity component of total capitalization was 49.3% and the maximum additional dividend that SCE could pay to Edison International under this limitation was $356 million, resulting in a restriction on net assets of approximately $13.5 billion. If the waiver had been approved by CPUC at March 31,

2019, SCE's 37-month average common equity component of total capitalization would have been 49.7%. In its 2020 cost of capital application filed in April 2019, SCE seeks to modify its current capital structure to increase the common equity component of its capital structure from its current authorized level of 48% to 52% in 2020. For further details, see "—Regulatory Proceedings—2020 Cost of Capital Application" above.
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
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, and its ability to access the capital markets, and generate operating cash flows and earnings. If SCE incurs significant costs related to the 2017/2018 Wildfire/Mudslide Events and is unable to recover such costs through insurance or from customers or access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison international and its preferred and preference shareholders.
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at March 31, 2019 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, and the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2019.

(in millions)
Collateral posted[1]	$222
Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	14
Incremental collateral requirements for power procurement contracts resulting from adverse market price movement[3]	10
Posted and potential collateral requirements	$246
1 Net collateral provided to counterparties and other brokers consisted of $211 million in letters of credit and surety bonds and $11 million of cash reflected in "Other current assets" on the consolidated balance sheets.

[2]
If SCE's credit rating falls below investment grade, it may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.

[3]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2019 due to adverse market price movements over the remaining lives of existing power contracts using a 95% confidence level.

Edison International Parent and Other
In the next 12 months, Edison International expects to fund its net cash requirements through capital market and bank financings, including by issuing additional debt and equity, as needed.
In April 2019, Edison International registered additional shares of its common stock with the SEC. Edison International anticipates issuing up to $1.5 billion of registered shares of common stock, including through designated broker-dealers at prevailing market prices (an at-the-market offering), and anticipates using the proceeds for equity contributions to SCE and for general corporate and working capital purposes. Also, in April 2019, Edison International entered into a $1.0 billion term loan. Of the proceeds of the term loan, $750 million was contributed to SCE and the remainder of the proceeds will be used for general corporate and working capital purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Edison International believes that these contributions will enable SCE to increase the common equity component of its capital structure to 52% in 2020 as proposed in SCE's Cost of Capital application filed with the CPUC in April 2019.
Edison International also has availability under its credit facility. At March 31, 2019, Edison International Parent had approximately $1.3 billion available under its $1.5 billion credit facility. The credit facility is available for borrowing needs until May 2023 and contains two 1-year extension options. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
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
A debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.70 to 1. At March 31, 2019, Edison International Parent's consolidated debt to total capitalization ratio was 0.57 to 1.
At March 31, 2019, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Edison International Parent's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit rating agencies in March 2019. The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa3	BBB-	BBB
Outlook	Negative	Watch Negative	Watch Negative
Edison International Parent's credit ratings may be further affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the 2017/2018 Wildfire/Mudslide Events, and the reform of policies allocating liability to investor-owned utilities for damages caused by catastrophic wildfires substantially caused by utility equipment. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.
Historical Cash Flows
SCE

	Three months ended March 31,
(in millions)	2019	2018
Net cash provided by operating activities	$247	$801
Net cash provided by (used in) financing activities	1,063	(216)
Net cash used in investing activities	(986)	(1,085)
Net increase (decrease) in cash, cash equivalents and restricted cash	$324	$(500)

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the three months ended March 31, 2019 and 2018.

	Three months ended March 31,		Change in cash flows
(in millions)	2019	2018	2019/2018
Net income	$323	$316
Non-cash items[1]	370	465
Subtotal	$693	$781	$(88)
Changes in cash flow resulting from working capital[2]	(271)	(354)	83
Regulatory assets and liabilities	(96)	405	(501)
Other noncurrent assets and liabilities[3]	(79)	(31)	(48)
Net cash provided by operating activities	$247	$801	$(554)

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, deferred income taxes and investment tax credits, and other.

[2]	Changes in working capital items include receivables, inventory, prepaid expenses, accounts payable, tax receivables and payables, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash provided by operating activities was impacted by the following:
Net income and non-cash items decreased in 2019 by $88 million primarily due to wildfire mitigation expenses and higher net financing costs, partially offset by a 2018 refund to customers for prior overcollections.
Net cash for working capital was $(271) million and $(354) million during the three months ended March 31, 2019 and 2018, respectively. Net cash for working capital in 2019 was primarily impacted by insurance premium payments of $413 million for wildfire-related coverage. The net cash for each period was also impacted by changes in receivables from customers of $32 million and $(222) million in 2019 and 2018, respectively.
Net cash provided by regulatory assets and liabilities, including changes in overcollections of balancing accounts was $(96) million and $405 million during the three months ended March 31, 2019 and 2018, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2019

•
BRRBA overcollections decreased by $346 million primarily due to a $163 million reclassification from the pole loading balancing account to BRRBA to recover 2017 undercollections, authorization to recover $107 million of premiums related to a wildfire insurance policy purchased in 2017, lower sales than forecasted in rates and a refund of prior TAMA overcollections.

•
Net undercollections for ERRA and the new system generation program were $831 million and $741 million at March 31, 2019 and December 31, 2018, respectively. Net undercollections increased $90 million primarily due to higher than forecasted power and gas prices experienced in 2019, partially offset by an increase in cash due to recovery of prior ERRA undercollections.

•
Net overcollections for TAMA and pole loading balancing account were $128 million at March 31, 2019 compared to net undercollections of $28 million at December 31, 2018. Net overcollections increased by $156 million primarily due to a $163 million reclassification from the pole loading balancing account to BRRBA as discussed above.

•	Higher cash due to $104 million of overcollections for the public purpose and energy efficiency programs resulting from lower program spending.

•
Higher cash from increased regulatory liabilities of approximately $90 million primarily due to the delay in the 2018 GRC decision. Amounts billed to customers during first three months of 2019 were based on the 2017 authorized GRC revenue requirement, however, the amount of revenue recognized has been adjusted mainly for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC and therefore, a regulatory liability has been established to record any associated adjustments.

2018

•	Higher cash due to $143 million of overcollections for the public purpose and energy efficiency programs resulting from lower program spending.

•	BRRBA overcollections increased by $122 million during the first three months of 2018 primarily due to the timing of revenue, partially offset by a refund of 2016 incremental tax benefits.

•	Higher cash of $42 million due to cash collected for San Onofre under the Prior San Onofre Settlement Agreement.

•	Higher cash reflected in regulatory liabilities of approximately $90 million primarily due to the delay in the 2018 GRC decision.
Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($27 million and $30 million in 2019 and 2018, respectively) and SCE's payments of decommissioning costs ($73 million and $41 million in 2019 and 2018, respectively). See "Nuclear Decommissioning Activities" below for further discussion.
Net Cash Provided by (Used in) Financing Activities
The following table summarizes cash provided by (used in) financing activities for the three months ended March 31, 2019 and 2018. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Three months ended March 31,
(in millions)	2019	2018
Issuances of first and refunding mortgage bonds, net of discount and issuance costs	$1,087	$1,239
Issuance of term loan	750	—
Long-term debt matured	(40)	(40)
Short-term debt repayments, net of borrowings and discount	(691)	(1,168)
Payments of common stock dividends to Edison International	—	(212)
Payments of preferred and preference stock dividends	(36)	(36)
Other	(7)	1
Net cash provided by (used in) financing activities	$1,063	$(216)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($1.1 billion for each of the three month periods ended March 31, 2019 and 2018). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $73 million and $24 million during the first three months ended March 31, 2019 and 2018, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2019	2018
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$27	$30
SCE's decommissioning costs	(73)	(41)
Net cash provided by investing activities: Proceeds from sale of investments	1,208	931
Purchases of investments	(1,135)	(907)
Net cash impact	$27	$13
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($73 million and $41 million in 2019 and 2018, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($100 million and $54 million in 2019 and 2018, respectively).
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other.

	Three months ended March 31,
(in millions)	2019	2018
Net cash (used in) provided by operating activities	$(37)	$58
Net cash used in financing activities	(54)	(529)
Net cash used in investing activities	—	(12)
Net decrease in cash and cash equivalents	$(91)	$(483)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was impacted by the following:

•	$75 million cash inflow from income tax refunds in 2018.

•	$37 million and $17 million cash outflow from operating activities in 2019 and 2018, respectively, primarily due to payments relating to interest and operating costs.
Net Cash Used in Financing Activities
Net cash used in financing activities was as follows:

	Three months ended March 31,
(in millions)	2019	2018
Dividends paid to Edison International common shareholders	$(200)	$(197)
Dividends received from SCE	—	212
Payment for stock-based compensation, net of receipt from stock option exercises	(7)	(6)
Issuance of long-term debt, net of discount and issuance costs	—	544
Short-term debt borrowings, net of (repayments) and discount	153	(1,093)
Other	—	11
Net cash used in financing activities	$(54)	$(529)
Contingencies
SCE has contingencies related to the 2017/2018 Wildfire/Mudslide Events, wildfire insurance, Montecito Mudslides, Environmental Remediation, Nuclear Insurance and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2018 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."
Commodity Price Risk
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $110 million and $167 million on SCE's consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."

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
The amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	March 31, 2019
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A or higher	$98	$—	$98
A-, BBB + and BBB	12	—	12
	$110	$—	$110

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a complete discussion on Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2018 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2019	2018
Total operating revenue	$2,824	$2,564
Purchased power and fuel	1,005	926
Operation and maintenance	882	675
Depreciation and amortization	480	462
Property and other taxes	110	107
Impairment and other	(4)	66
Other operating income	(1)	(2)
Total operating expenses	2,472	2,234
Operating income	352	330
Interest expense	(194)	(170)
Other income and expense	38	51
Income from continuing operations before income taxes	196	211
Income tax benefit	(112)	(31)
Income from continuing operations	308	242
Net income	308	242
Preferred and preference stock dividend requirements of SCE	30	30
Other noncontrolling interests	—	(6)
Net income attributable to Edison International common shareholders	$278	$218
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$278	$218
Net income attributable to Edison International common shareholders	$278	$218
Basic earnings per share:
Weighted-average shares of common stock outstanding	326	326
Continuing operations	$0.85	$0.67
Basic earnings per common share attributable to Edison International common shareholders	$0.85	$0.67
Diluted earnings per share:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	327	327
Continuing operations	$0.85	$0.67
Diluted earnings per common share attributable to Edison International common shareholders	$0.85	$0.67

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2019	2018
Net income	$308	$242
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	2
Other	—	(5)
Other comprehensive income (loss), net of tax	2	(3)
Comprehensive income	310	239
Less: Comprehensive income attributable to noncontrolling interests	30	24
Comprehensive income attributable to Edison International	$280	$215

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$328	$144
Receivables, less allowances of $49 and $52 for uncollectible accounts at respective dates	716	730
Accrued unbilled revenue	459	482
Inventory	312	282
Income tax receivables	192	191
Prepaid expenses	465	148
Derivative assets	101	171
Regulatory assets	1,286	1,133
Other current assets	140	78
Total current assets	3,999	3,359
Nuclear decommissioning trusts	4,291	4,120
Other investments	76	63
Total investments	4,367	4,183
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,671 and $9,566 at respective dates	41,678	41,269
Nonutility property, plant and equipment, less accumulated depreciation of $82 at both dates	86	79
Total property, plant and equipment	41,764	41,348
Regulatory assets	5,268	5,380
Operating lease right-of-use assets	933	—
Other long-term assets	2,462	2,445
Total long-term assets	8,663	7,825

Total assets	$58,793	$56,715

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY
Short-term debt	$932	$720
Current portion of long-term debt	79	79
Accounts payable	1,366	1,511
Accrued taxes	104	21
Customer deposits	303	299
Regulatory liabilities	1,295	1,532
Current portion of operating lease liabilities	157	—
Other current liabilities	1,139	1,233
Total current liabilities	5,375	5,395
Long-term debt	15,683	14,632
Deferred income taxes and credits	4,685	4,576
Pensions and benefits	869	869
Asset retirement obligations	2,999	3,031
Regulatory liabilities	8,588	8,329
Operating lease liabilities	776	—
Wildfire-related claims	4,669	4,669
Other deferred credits and other long-term liabilities	2,430	2,562
Total deferred credits and other liabilities	25,016	24,036
Total liabilities	46,074	44,063
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,550	2,545
Accumulated other comprehensive loss	(58)	(50)
Retained earnings	8,034	7,964
Total Edison International's common shareholders' equity	10,526	10,459
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Total equity	12,719	12,652

Total liabilities and equity	$58,793	$56,715

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2019	2018
Cash flows from operating activities:
Net income	$308	$242
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	498	479
Allowance for equity during construction	(17)	(22)
Impairment and other	(4)	66
Deferred income taxes and investment tax credits	(114)	4
Other	5	17
Nuclear decommissioning trusts	(73)	(24)
Changes in operating assets and liabilities:
Receivables	9	77
Inventory	(30)	(7)
Accounts payable	31	(216)
Tax receivables and payables	82	162
Other current assets and liabilities	(381)	(277)
Regulatory assets and liabilities, net	(96)	405
Other noncurrent assets and liabilities	(8)	(47)
Net cash provided by operating activities	210	859
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $13 and $17 for the respective periods	1,087	1,783
Term loan issued	750	—
Long-term debt matured	(40)	(41)
Short-term debt financing, net	(538)	(2,261)
Payments for stock-based compensation	(41)	(10)
Receipts from stock option exercises	22	2
Dividends to noncontrolling interests	(36)	(36)
Dividends paid	(200)	(197)
Other	5	15
Net cash provided by (used in) financing activities	1,009	(745)
Cash flows from investing activities:
Capital expenditures	(1,074)	(1,137)
Proceeds from sale of nuclear decommissioning trust investments	1,208	931
Purchases of nuclear decommissioning trust investments	(1,135)	(907)
Other	15	16
Net cash used in investing activities	(986)	(1,097)
Net increase (decrease) in cash, cash equivalents and restricted cash including cash held for sale	233	(983)
Less: Net increase in cash held for sale	—	43
Net increase (decrease) in cash, cash equivalent and restricted cash	233	(1,026)
Cash, cash equivalents and restricted cash at beginning of period	152	1,132
Cash, cash equivalents and restricted cash at end of period	$385	$106

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2019	2018
Operating revenue	$2,816	$2,554
Purchased power and fuel	1,005	926
Operation and maintenance	869	651
Depreciation and amortization	480	459
Property and other taxes	109	105
Impairment and other	(4)	—
Other operating income	(1)	(1)
Total operating expenses	2,458	2,140
Operating income	358	414
Interest expense	(178)	(155)
Other income and expense	38	51
Income before income taxes	218	310
Income tax benefit	(105)	(6)
Net income	323	316
Less: Preferred and preference stock dividend requirements	30	30
Net income available for common stock	$293	$286

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2019	2018
Net income	$323	$316
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	2
Other	—	(5)
Other comprehensive income (loss), net of tax	1	(3)
Comprehensive income	$324	$313

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$297	$21
Receivables, less allowances of $49 and $51 for uncollectible accounts at respective dates	702	711
Accrued unbilled revenue	459	482
Inventory	312	282
Income tax receivables	311	312
Prepaid expenses	464	144
Derivative assets	101	171
Regulatory assets	1,286	1,133
Other current assets	130	69
Total current assets	4,062	3,325
Nuclear decommissioning trusts	4,291	4,120
Other investments	58	45
Total investments	4,349	4,165
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,671 and $9,566 at respective dates	41,678	41,269
Nonutility property, plant and equipment, less accumulated depreciation of $77 at both dates	81	75
Total property, plant and equipment	41,759	41,344
Regulatory assets	5,268	5,380
Operating lease right-of-use assets	928	—
Long-term insurance receivable due from affiliate	1,000	1,000
Other long-term assets	1,378	1,360
Total long-term assets	8,574	7,740

Total assets	$58,744	$56,574

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2019	December 31, 2018
LIABILITIES AND EQUITY
Short-term debt	$779	$720
Current portion of long-term debt	79	79
Accounts payable	1,381	1,519
Accrued taxes	105	22
Customer deposits	303	299
Regulatory liabilities	1,295	1,532
Current portion of operating lease liabilities	156	—
Other current liabilities	1,097	975
Total current liabilities	5,195	5,146
Long-term debt	13,942	12,892
Deferred income taxes and credits	6,011	5,898
Pensions and benefits	434	433
Asset retirement obligations	2,999	3,031
Regulatory liabilities	8,588	8,329
Operating lease liabilities	772	—
Wildfire-related claims	4,669	4,669
Other deferred credits and other long-term liabilities	2,264	2,391
Total deferred credits and other liabilities	25,737	24,751
Total liabilities	44,874	42,789
Commitments and contingencies (Note 12)
Preferred and preference stock	2,245	2,245
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	683	680
Accumulated other comprehensive loss	(27)	(23)
Retained earnings	8,801	8,715
Total equity	13,870	13,785

Total liabilities and equity	$58,744	$56,574

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2019	2018
Cash flows from operating activities:
Net income	$323	$316
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	497	475
Allowance for equity during construction	(17)	(22)
Impairment and other	(4)	—
Deferred income taxes and investment tax credits	(109)	(3)
Other	3	15
Nuclear decommissioning trusts	(73)	(24)
Changes in operating assets and liabilities:
Receivables	5	70
Inventory	(30)	(7)
Accounts payable	37	(230)
Tax receivables and payables	83	81
Other current assets and liabilities	(366)	(268)
Regulatory assets and liabilities, net	(96)	405
Other noncurrent assets and liabilities	(6)	(7)
Net cash provided by operating activities	247	801
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $13 and $11 for the respective periods	1,087	1,239
Term loan issued	750	—
Long-term debt matured	(40)	(40)
Short-term debt financing, net	(691)	(1,168)
Payments for stock-based compensation	(26)	(3)
Receipts from stock option exercises	14	1
Dividends paid	(36)	(248)
Other	5	3
Net cash provided by (used in) financing activities	1,063	(216)
Cash flows from investing activities:
Capital expenditures	(1,074)	(1,124)
Proceeds from sale of nuclear decommissioning trust investments	1,208	931
Purchases of nuclear decommissioning trust investments	(1,135)	(907)
Other	15	15
Net cash used in investing activities	(986)	(1,085)
Net increase (decrease) in cash, cash equivalents and restricted cash	324	(500)
Cash, cash equivalents and restricted cash at beginning of period	22	515
Cash, cash equivalents and restricted cash at end of period	$346	$15

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
Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2018 Form 10-K.
In the opinion of management, all adjustments, consisting of recurring accruals, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.
The December 31, 2018 financial statement data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Money market funds	$285	$116	$266	$1
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Book balances reclassified to accounts payable	$38	$65	$37	$65

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	March 31, 2019	December 31, 2018
Edison International:
Cash and cash equivalents	$328	$144
Short-term restricted cash[1]	57	8
Total cash, cash equivalents, and restricted cash	$385	$152
SCE:
Cash and cash equivalents	$297	$21
Short-term restricted cash[1]	49	1
Total cash, cash equivalents, and restricted cash	$346	$22

[1]
Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets. Restricted cash at March 31, 2019 primarily relates to funds held by SCE that were used in April 2019 for nuclear decommissioning activities at San Onofre.

Revenue Recognition
Regulatory Proceedings
2018 General Rate Case
In February 2018, SCE updated its 2018 General Rate Case ("GRC") application for the impact of Tax Cuts and Jobs Act ("Tax Reform") resulting in a requested 2018 base rate revenue requirement of $5.534 billion, a decrease of $106 million over the 2017 GRC authorized revenue requirement.
In April 2019, the CPUC issued a 2018 GRC proposed decision, which if adopted, would result in a base rate revenue requirement of $5.102 billion in 2018, a decrease of $432 million from SCE's requested revenue requirement, primarily related to a reduction in authorized rate base, depreciation and operation and maintenance expenses. The proposed decision also identifies changes to certain balancing accounts, including the expansion of the TAMA to include the impacts of all differences between forecast and recorded tax expense. The proposed decision would also disallow certain historical spending, largely related to certain infrastructure replacement programs and corporate real estate.
The CPUC did not issue a decision on the 2018 GRC application during 2018 or during the first quarter of 2019, therefore SCE recognized revenue based on the 2017 authorized revenue requirement, adjusted for items SCE has determined to be probable of occurring, primarily the July 2017 cost of capital decision and Tax Reform. The CPUC has approved the establishment of a GRC memorandum account and the 2018 and 2019 revenue requirements ultimately adopted by the CPUC will be effective as of January 1, 2018 and January 1, 2019, respectively. See Note 11 for further details. The proposed decision, if adopted as drafted, would have a significant impact on SCE and Edison International’s reported results, including an impairment of utility property, plant and equipment of up to $257 million ($185 million after-tax) related to disallowed historical capital expenditures and an increase to earnings of approximately $130 million from application of the decision to revenue, depreciation and income tax expense retroactively for 2018 and the first quarter of 2019.
The proposed decision would allow a post-test year rate making mechanism that escalates capital additions by 2.49% for both 2019 and 2020. It would also allow operation and maintenance expenses to be escalated for 2019 and 2020 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology set forth in the proposed decision would, if adopted by the CPUC, result in a revenue requirement of $5.422 billion in 2019 and $5.823 billion in 2020.
SCE will file comments on the proposed decision in May 2019 and SCE cannot predict when a final decision will be issued. A final decision could result in material changes to the proposed decision.
FERC Formula Rate
In October 2017, SCE filed its new formula rate with the FERC. In December 2017, the FERC issued an order setting the effective date of SCE's new FERC formula rate as of January 1, 2018, subject to settlement procedures and refund. In November 2018, SCE filed its 2019 annual update with the FERC with the proposed rates effective January 1, 2019, subject to settlement procedures and refund, and requested a decrease in transmission revenue requirement of $131 million, or 11% from amounts currently authorized in rates. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in 2018 and during the first quarter of 2019 based on the FERC formula rate adjusted for the impact of Tax Reform and other adjustments.
In April 2019, SCE filed an application with FERC to amend the formula rate associated with its transmission facilities in 2019. In the revised formula rate, SCE seeks a base return on equity of 17.12% ("FERC Base ROE"), compared to its proposed base ROE of 10.30% for its 2018 formula rate. The requested FERC Base ROE reflects a conventional ROE of 11.12% and an additional ROE of 6% to compensate investors for current wildfire risk. SCE would seek to reduce or remove the additional wildfire risk ROE if there is a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform. SCE's total ROE request, inclusive of project incentives and a 0.5% incentive for CAISO participation, is approximately 18.4%.
If the new formula rate is accepted by FERC, it will supersede the existing formula rate, including the 2019 annual update, and could become effective as early as 60 days from the filing date. FERC has the authority to, and may, suspend new rates for up to five months. If the new formula rate is suspended by FERC, the 2019 transmission revenue requirement rate established in the 2019 annual update will continue to be effective, subject to refund, from January 1, 2019 until the end of the suspension of the new formula rate. The new formula rate would likely be subject to refund from the end of the suspension until it is ultimately approved by FERC.
If the revised formula rate becomes effective on June 12, 2019 (the effective date requested by SCE), SCE's proposed revisions to its formula rate will result in a projected increase in its retail base transmission revenue requirement in 2019 of approximately $290 million from the currently effective retail base transmission revenue requirement of approximately $1 billion.
See Note 7 for further information on SCE's revenue.
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

	Three months ended March 31,
(in millions, except per-share amounts)	2019	2018
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$278	$218
Participating securities dividends	—	—
Income from continuing operations available to common shareholders	$278	$218
Weighted average common shares outstanding	326	326
Basic earnings per share – continuing operations	$0.85	$0.67
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$278	$218
Participating securities dividends	—	—
Income from continuing operations available to common shareholders	$278	$218
Income impact of assumed conversions	—	—
Income from continuing operations available to common shareholders and assumed conversions	$278	$218
Weighted average common shares outstanding	326	326
Incremental shares from assumed conversions	1	1
Adjusted weighted average shares – diluted	327	327
Diluted earnings per share – continuing operations	$0.85	$0.67

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 7,719,306 and 6,222,294 shares of common stock for the three months ended March 31, 2019 and 2018, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Adopted
On January 1, 2019, Edison International and SCE adopted accounting standards updates that require lessees to recognize a lease on the balance sheet as a right-of-use ("ROU") asset and related lease liability and classify the lease as either operating or finance. Edison International and SCE adopted this guidance using the modified retrospective approach for leases that existed as of the adoption date and elected the optional transition method not to restate periods prior to the adoption date. Edison International and SCE also elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and the practical expedient not to reassess existing land easements. Adoption of this standard increased ROU assets and lease liabilities on the consolidated balance sheets by $956 million and $951 million as of January 1, 2019 for Edison International and SCE, respectively. The standard did not materiality impact the consolidated statements of income for Edison International or SCE.
Based on accounting standards adopted at January 1, 2019, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. This occurs when an entity has the right to obtain substantially all of the economic benefits from and has the right to direct the use of the identified asset. SCE determines if an arrangement is a lease at contract inception, and for all classes of assets, SCE includes both lease and non-lease components as a single component and accounts for it as a lease. Lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. Lease ROU assets are based on the liability, subject to adjustments, such as lease incentives. In measuring lease assets and liabilities, SCE excludes variable lease payments, other than those that depend on an index, a rate or are in substance fixed payments and includes lease payments made at or before the commencement date. SCE's lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases are included in operating lease ROU assets and operating lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant and equipment and other liabilities on the consolidated balance sheets. See Note 13 for further information.
In February 2018, the FASB issued an accounting standards update to provide entities an election to reclassify stranded tax effects resulting from Tax Reform from accumulated other comprehensive income to retained earnings. Stranded tax effects originated in December 2017 when deferred taxes were re-measured at the lower federal corporate tax rate with the impact included in operating income, while the tax effects of items within accumulated other comprehensive income were not similarly adjusted. Edison International and SCE adopted this guidance on January 1, 2019 and reclassified stranded tax effects of $10 million and $5 million, respectively, from accumulated other comprehensive income to retained earnings. See Notes 2 and 14 for further information.
In August 2018, the FASB issued an accounting standards update to remove, modify, and add certain disclosure requirements related to fair value measurement. Edison International and SCE adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on Edison International and SCE's disclosures. See Note 4 for further information.
Accounting Guidance Not Yet Adopted
The FASB issued an accounting standards update in June 2016, and further amended the guidance in November 2018, related to the impairment of financial instruments, effective January 1, 2020. The new guidance provides an impairment model, known as the current expected credit loss model, which is based on expected credit losses rather than incurred losses over the remaining life of most financial assets measured at amortized cost, including trade and other receivables. The guidance also requires use of an allowance to record estimated credit losses on available-for-sale debt securities. Edison International and SCE are currently evaluating the impact of this new guidance and do not expect the adoption of the guidance will have material impact on Edison International and SCE.
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
In August 2018, the FASB issued an accounting standards update to remove, modify, and add certain disclosure requirements related to employer-sponsored defined benefit pension or other postretirement plans. The guidance is effective January 1, 2021, with early adoption permitted. Edison International and SCE are currently evaluating the impact of the guidance and do not expect the adoption of this standard will materially affect disclosures.
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three months ended March 31, 2019:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2018	$2,545	$(50)	$7,964	$10,459	$2,193	$12,652
Net income	—	—	278	278	30	308
Other comprehensive income	—	2	—	2	—	2
Cumulative effect of accounting changes[1]	—	(10)	10	—	—	—
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(18)	(18)	—	(18)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at March 31, 2019	$2,550	$(58)	$8,034	$10,526	$2,193	$12,719

[1]
Edison International recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards updates on the reclassification of stranded tax effects resulting from Tax Reform. See Note 1 for further information.

The following table provides Edison International's changes in equity for the three months ended March 31, 2018:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866
Net income	—	—	218	218	(3)	30	245
Other comprehensive income	—	2	—	2	—	—	2
Cumulative effect of accounting changes[1]	—	(5)	10	5	—	—	5
Common stock dividends declared ($0.6050 per share)	—	—	(197)	(197)	—	—	(197)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(8)	(8)	—	—	(8)
Noncash stock-based compensation	5	—	—	5	—	—	5
Other	—	—	—	—	1	—	1
Balance at March 31, 2018	$2,531	$(46)	$9,211	$11,696	$—	$2,193	$13,889

[1]
Edison International recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on revenue recognition and the measurement of financial instruments.

The following table provides SCE's changes in equity for the three months ended March 31, 2019:

(in millions)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	1	—	1
Cumulative effect of accounting change[1]	—	—	—	(5)	5	—
Dividends declared on common stock ($0.4599 per share)	—	—	—	—	(200)	(200)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(12)	(12)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2019	$2,245	$2,168	$683	$(27)	$8,801	$13,870

[1]
SCE recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform. See Note 1 for further information.

The following table provides SCE's changes in equity for the three months ended March 31, 2018:

(in millions)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2017	$2,245	$2,168	$671	$(19)	$9,607	$14,672
Net income	—	—	—	—	316	316
Other comprehensive income	—	—	—	2	—	2
Cumulative effect of accounting change[1]				(5)	5	—
Dividends declared on common stock ($0.4875 per share)	—	—	—	—	(212)	(212)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(2)	(2)
Noncash stock-based compensation	—	—	2	—	—	2
Balance at March 31, 2018	$2,245	$2,168	$673	$(22)	$9,684	$14,748

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
SCE has power purchase agreements ("PPAs") that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants, contracts with qualifying facilities that contain variable pricing provisions based on the price of natural gas and renewable energy contracts through which SCE absorbs commodity price risk. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs result from current amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its California Public Utilities Commission ("CPUC")-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2018 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,722 MW and 3,454 MW at March 31, 2019 and 2018, respectively, and the amounts that SCE paid to these projects were $153 million and $143 million for the three months ended March 31, 2019 and 2018, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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
The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of March 31, 2019 and December 31, 2018, consisted of investments of $400 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended March 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2019
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6
2018
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2019 and December 31, 2018, nonperformance risk was not material for Edison International and SCE.
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
Level 3 – The fair value of SCE's Level 3 assets and liabilities is determined using an income approach through various models and techniques that require significant unobservable inputs. This level includes derivative contracts that trade infrequently such as congestion revenue rights ("CRRs"). Edison International Parent and Other does not have any Level 3 assets and liabilities.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$17	$95	$(1)	$111
Money market funds and other	275	21	—	—	296
Nuclear decommissioning trusts:
Stocks[2]	1,550	—	—	—	1,550
Fixed Income[3]	889	1,724	—	—	2,613
Short-term investments, primarily cash equivalents	212	35	—	—	247
Subtotal of nuclear decommissioning trusts[4]	2,651	1,759	—	—	4,410
Total assets	2,926	1,797	95	(1)	4,817
Liabilities at fair value
Derivative contracts	—	2	—	(1)	1
Total liabilities	—	2	—	(1)	1
Net assets	$2,926	$1,795	$95	$—	$4,816

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$32	$141	$—	$173
Other	9	21	—	—	30
Nuclear decommissioning trusts:
Stocks[2]	1,382	—	—	—	1,382
Fixed Income[3]	1,001	1,665	—	—	2,666
Short-term investments, primarily cash equivalents	120	95	—	—	215
Subtotal of nuclear decommissioning trusts[4]	2,503	1,760	—	—	4,263
Total assets	2,512	1,813	141	—	4,466
Liabilities at fair value
Derivative contracts	—	13	—	(7)	6
Total liabilities	—	13	—	(7)	6
Net assets	$2,512	$1,800	$141	$7	$4,460

[1]	Represents the netting of assets and liabilities under master netting agreements and cash collateral.

[2]	Approximately 71% of SCE's equity investments were in companies located in the United States at both March 31, 2019 and December 31, 2018.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $57 million and $67 million at March 31, 2019 and December 31, 2018, respectively.

[4]
Excludes net payables of $119 million and $143 million at March 31, 2019 and December 31, 2018, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $19 million and $115 million at March 31, 2019 and December 31, 2018, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2019	2018
Fair value of net assets at beginning of period	$141	$101
Total realized/unrealized losses[1]	(46)	(20)
Fair value of net assets at end of period[2]	$95	$81
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(2)	$5

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[2]	There were no material transfers into or out of Level 3 during 2019 and 2018.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
March 31, 2019	$95	$—	Auction prices	CAISO CRR auction prices	$(7.02) - $41.52 ($1.43)
December 31, 2018	141	—	Auction prices	CAISO CRR auction prices	$(7.41) - $41.52 ($1.62)
Level 3 Fair Value Uncertainty
For CRRs, increases or decreases in CAISO auction price would result in higher or lower fair value as of March 31, 2019, respectively.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	March 31, 2019		December 31, 2018
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$15,762	$16,068	$14,711	$14,844
SCE	14,021	14,412	12,971	13,180

[1]	Carrying value is net of debt issuance costs.
2 The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.
Note 5.    Debt and Credit Agreements
Long-Term Debt
In March 2019, SCE issued $500 million of 4.20% first and refunding mortgage bonds due in 2029 and $600 million of 4.875% first and refunding mortgage bonds due in 2049. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.
Credit Agreements and Short-Term Debt
In February 2019, SCE borrowed $750 million under a Term Loan Agreement due in February 2020, with a variable interest rate based on the London Interbank Offered Rate plus 70 basis points. The proceeds were used to repay SCE's commercial paper borrowings and for general corporate purposes.
In April 2019, Edison International borrowed $1.0 billion under a Term Loan Agreement due in April 2020, with a variable interest rate based on the London Interbank Offered Rate plus 90 basis points. Of the proceeds of the term loan, $750 million was contributed to SCE and the remainder of the proceeds will be used for general corporate and working capital purposes. In April 2019, SCE used the $750 million Edison International contributed to SCE to repay its February 2019 Term Loan discussed above.

SCE and Edison International Parent have multi-year revolving credit facilities of $3.0 billion and $1.5 billion, respectively, both facilities maturing in May 2023 and have two 1-year extension options. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
At March 31, 2019, SCE's outstanding commercial paper, net of discount, was $29 million at a weighted-average interest rate of 3.15%. At March 31, 2019, letters of credit issued under SCE's credit facility aggregated $209 million, substantially all of which are scheduled to expire in twelve months or less. At December 31, 2018, the outstanding commercial paper, net of discount, was $720 million at a weighted-average interest rate of 3.23%.
At March 31, 2019, Edison International Parent's outstanding commercial paper, net of discount, was $153 million at a weighted-average interest rate of 3.03%. At December 31, 2018, Edison International Parent had no outstanding commercial paper.
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $1 million and $4 million as of March 31, 2019 and December 31, 2018, respectively, for which SCE has posted no collateral and $17 million collateral at March 31, 2019 and December 31, 2018, respectively, to its counterparties for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2019, SCE would be required to post $1 million of additional collateral.

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

	March 31, 2019
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term[1]	Subtotal	Short-Term[2]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$102	$10	$112	$2	$—	$2	$110
Gross amounts offset in the consolidated balance sheets	(1)	—	(1)	(1)	—	(1)	—
Cash collateral posted[3]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$101	$10	$111	$1	$—	$1	$110

	December 31, 2018
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term[1]	Subtotal	Short-Term[2]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$171	$2	$173	$13	$—	$13	$160
Gross amounts offset in the consolidated balance sheets	—	—	—	—	—	—	—
Cash collateral posted	—	—	—	(7)	—	(7)	7
Net amounts presented in the consolidated balance sheets	$171	$2	$173	$6	$—	$6	$167
1 Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
2 Included in "Other current liabilities" on Edison International's and SCE's consolidated balance sheets.
3 At March 31, 2019, SCE posted $11 million of cash collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.
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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2019	2018
Realized gains (losses)	$32	$(12)
Unrealized losses	(50)	(14)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	March 31, 2019	December 31, 2018
Electricity options, swaps and forwards	GWh	2,515	2,786
Natural gas options, swaps and forwards	Bcf	4	20
Congestion revenue rights	GWh	39,401	54,453
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

The following table is a summary of SCE's revenue:

	Three months ended March 31, 2019			Three months ended March 31, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2,3]	$1,502	$957	$2,459	$1,536	$1,192	$2,728
Alternative revenue programs and other operating revenue[4]	48	309	357	(23)	(151)	(174)
Total operating revenue	$1,550	$1,266	$2,816	$1,513	$1,041	$2,554

[1]
In the absence of a 2018 GRC decision, SCE recognized CPUC revenue in 2018 and the three months ended March 31, 2019 based on the 2017 authorized revenue requirement adjusted mainly for the July 2017 cost of capital decision and Tax Reform. In April 2019, the CPUC issued a proposed decision, which, if adopted would result in 2018 and 2019 base rate revenue requirements of $5.102 billion and $5.422 billion, respectively. For further information, see Note 1.

[2]
At March 31, 2019 and December 31, 2018, SCE's receivables related to contracts from customers were $1.0 billion and $1.1 billion, respectively, which include accrued unbilled revenue of $459 million and $482 million, respectively.

[3]	Includes SCE's franchise fees billed to customers of $28 million for both the three months ended March 31, 2019 and 2018.

[4]	Includes differences between amounts billed and authorized levels for both CPUC and FERC.

Note 8.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2019	2018	2019	2018
Income from continuing operations before income taxes	$196	$211	$218	$310
Provision for income tax at federal statutory rate of 21%	41	44	46	65
Increase in income tax from:
State tax, net of federal benefit	(7)	(5)	(5)	1
Property-related	(69)	(69)	(69)	(69)
Shared-based compensation[1]	(2)	—	(2)	—
Deferred tax re-measurement[2]	(69)	—	(69)	—
Other	(6)	(1)	(6)	(3)
Total income tax benefit from continuing operations	$(112)	$(31)	$(105)	$(6)
Effective tax rate	(57.1)%	(14.7)%	(48.2)%	(1.9)%

[1]	Includes state taxes of $1 million for the three months ended March 31, 2019 for both Edison International and SCE.

[2]
Relates to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates, while other deferred tax re-measurement belongs to the shareholders.

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
Tax Disputes
Tax years that remain open for examination by the Internal Revenue Service ("IRS") and the California Franchise Tax Board are 2015 – 2017 and 2010 – 2017, respectively. Edison International has settled all open tax positions with the IRS for taxable years prior to 2013.
In the fourth quarter of 2018, Edison International reached a settlement with the California Franchise Tax Board for tax years 1994 – 2006 and has updated its uncertain tax positions to reflect this settlement. As a result of the settlement, Edison International expects a $65 million refund of tax and interest from the California Franchise Tax Board in 2019. Tax years 2007 – 2009 are currently under protest with the California Franchise Tax Board.

Note 9.    Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2019	2018	2019	2018
Service cost	$32	$32	$31	$31
Non-service cost
Interest cost	39	35	35	32
Expected return on plan assets	(52)	(57)	(49)	(53)
Amortization of prior service cost	—	1	—	1
Amortization of net loss[1]	2	2	1	1
Regulatory adjustment (deferred)	(4)	2	(4)	2
Total non-service benefit[2]	$(15)	$(17)	$(17)	$(17)
Total expense recognized	$17	$15	$14	$14

[1]	Includes net loss reclassified from other comprehensive loss of $2 million and $1 million for Edison International and SCE, respectively, for both the three months ended March 31, 2019 and 2018.
2 Included in "Other income and expenses" on Edison International's and SCE's consolidated statement of income.
Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for continuing operations are:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2019	2018	2019	2018
Service cost	$8	$9	$8	$9
Non-service cost
Interest cost	21	21	21	21
Expected return on plan assets	(28)	(30)	(28)	(30)
Amortization of net gain	(1)	—	(1)	—
Regulatory adjustment (deferred)	6	—	6	—
Total non-service benefit[1]	$(2)	$(9)	$(2)	$(9)
Total expense	$6	$—	$6	$—
1 Included in "Other income and expenses" on Edison International's and SCE's consolidated statement of income.

Note 10.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Stocks	—	*	*	$1,550	$1,381
Municipal bonds	2057	662	665	785	767
U.S. government and agency securities	2067	1,116	1,193	1,224	1,288
Corporate bonds	2050	549	573	603	611
Short-term investments and receivables/payables[1]	One-year	124	70	129	73
Total		$2,451	$2,501	$4,291	$4,120

*	Equity investments are measured at fair value.

[1]
Short-term investments include $35 million and $71 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by April 1, 2019 and January 2, 2019 as of March 31, 2019 and December 31, 2018, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were$1.6 billion and $1.4 billion at March 31, 2019 and December 31, 2018, respectively, and other-than-temporary impairments of $162 million and $170 million at the respective periods.
Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $366 million and $323 million at March 31, 2019 and December 31, 2018, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.9 billion and $3.8 billion at March 31, 2019 and December 31, 2018, respectively.
The following table summarizes the gains and (losses) for the trust investments:

	Three months ended March 31,
(in millions)	2019	2018
Gross realized gains	$23	$61
Gross realized loss	—	8
Net unrealized gains (losses) for equity securities	$168	$(63)
Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	March 31, 2019	December 31, 2018
Current:
Regulatory balancing accounts	$935	$814
Power contracts	333	305
Other	18	14
Total current	1,286	1,133
Long-term:
Deferred income taxes, net of liabilities	3,683	3,589
Pensions and other postretirement benefits	274	271
Power contracts	597	700
Unamortized investments, net of accumulated amortization	117	118
Unamortized loss on reacquired debt	150	153
Regulatory balancing accounts	232	360
Environmental remediation	135	134
Other	80	55
Total long-term	5,268	5,380
Total regulatory assets	$6,554	$6,513

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	March 31, 2019	December 31, 2018
Current:
Regulatory balancing accounts	$836	$1,080
Energy derivatives	100	158
2018 GRC	341	274
Other	18	20
Total current	1,295	1,532
Long-term:
Cost of removal	2,808	2,769
Re-measurement of deferred taxes[1]	2,650	2,776
Recoveries in excess of ARO liabilities[2]	1,357	1,130
Regulatory balancing accounts	1,428	1,344
Other postretirement benefits	189	185
Other	156	125
Total long-term	8,588	8,329
Total regulatory liabilities	$9,883	$9,861

[1]
SCE decreased its regulatory liability and recorded an income tax benefit of $69 million during the first quarter of 2019 related to changes in the allocation of deferred tax re-measurement between customers and shareholders. For further information, see Note 8.

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

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	March 31, 2019	December 31, 2018
Asset (liability)
Energy resource recovery account	$927	$815
New system generation balancing account	(96)	(74)
Public purpose programs and energy efficiency programs	(1,304)	(1,200)
Tax accounting memorandum account and pole loading balancing account	(128)	28
Base revenue requirement balancing account[1]	(282)	(628)
DOE litigation memorandum account	(69)	(69)
Greenhouse gas auction revenue and low carbon fuel standard revenue	(150)	(81)
FERC balancing accounts	(139)	(180)
Catastrophic event memorandum account	95	144
Wildfire expense memorandum account	41	128
Other	8	(133)
Liability	$(1,097)	$(1,250)

[1]
The base revenue requirement balancing account at March 31, 2019 includes recovery of $107 million of premiums related to a 12-month, $300 million wildfire insurance policy purchased in December 2017. See Note 12 for further discussion.

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
SCE has agreed to indemnify the City of Redlands, California in connection with the Mountainview power plant's California Energy Commission permit for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. As of March 31, 2019, there has been no groundwater contamination identified. Thus, SCE has not recorded a liability related to this indemnity.
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
In December 2017 and November 2018, wind-driven wildfires impacted portions of SCE's service territory, causing substantial damage to both residential and business properties and service outages for SCE customers. The investigating government agencies, the Ventura County Fire Department ("VCFD") and California Department of Forestry and Fire Protection ("CAL FIRE"), have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by a second fire that originated near Koenigstein Road in the City of Santa Paula (the "Koenigstein Fire"). While the progression of these two fires remains under review, the December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. According to CAL FIRE information, the Thomas and Koenigstein Fires burned over 280,000 acres, destroyed or damaged an estimated 1,343 structures and resulted in two fatalities. The largest of the November 2018 fires, known as the Woolsey Fire, originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to CAL FIRE information, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three fatalities.
As described below, multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by mudslides and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides") based on a theory that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 fatalities, with two additional fatalities presumed.
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
Final determinations of liability for the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (each a "2017/2018 Wildfire/Mudslide Event," and, collectively, the "2017/2018 Wildfire/Mudslide Events"), including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a liability to be accrued under accounting standards. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events and accrued a liability of $4.7 billion in the fourth quarter of 2018. In the fourth quarter of 2018, Edison International and SCE also recorded expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $135 million. The net charge to earnings recorded in the fourth quarter of 2018 was $1.8 billion after-tax. The liability that was accrued corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE will seek to offset any actual losses realized with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. See "—Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" for additional information.
External Investigations and Internal Review
The VCFD and CAL FIRE have issued reports concerning their findings regarding the causes of the Thomas Fire and the Koenigstein Fire. The VCFD and CAL FIRE findings do not determine legal causation of or assign legal liability for the Thomas or Koenigstein Fires; final determinations of legal causation and liability would only be made during lengthy and complex litigation. The reports did not address the causes of the Montecito Mudslides. SCE expects that the VCFD and CAL FIRE will ultimately also issue a report concerning the departments' findings of origin and cause of the Woolsey Fire but cannot predict when this report will be released. The CPUC's Safety Enforcement Division ("SED") is also conducting investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the fires. SCE cannot predict when the SED's investigations will be completed.
SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events is complex and time consuming. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation processes.
Thomas Fire
On March 13, 2019, the VCFD and CAL FIRE issued a report concluding, after ruling out other possible causes, that the Thomas Fire was started by SCE power lines coming into contact during high winds, resulting in molten metal falling to the ground. However, the report does not state that molten metal was found on the ground in that location during their investigation. At this time, based on available information, SCE has not determined whether its equipment caused the Thomas Fire. Based on publicly available radar data showing a smoke plume in the Anlauf Canyon area emerging in advance of the report's indicated start time, SCE believes that the Thomas Fire started at least 12 minutes prior to any issue involving SCE's system and at least 15 minutes prior to the start time indicated in the report. SCE is continuing to assess the progression of the Thomas Fire and the extent of damages that may be attributable to that fire.
Koenigstein Fire
On March 20, 2019, the VCFD and CAL FIRE issued a report finding that the Koenigstein Fire was caused when an energized SCE electrical wire separated and fell to the ground along with molten metal particles and ignited the dry vegetation below. SCE has previously disclosed that SCE believed its equipment was associated with the ignition of the

Koenigstein Fire. SCE is continuing to assess the progression of the Koenigstein Fire and the extent of damages that may be attributable to that fire.
Montecito Mudslides
SCE's internal review includes inquiry into whether the Thomas and/or Koenigstein Fires proximately caused or contributed to the Montecito Mudslides, whether, and to what extent, the Thomas and/or Koenigstein Fires were responsible for the damages in the Montecito area and other factors that potentially contributed to the losses that resulted from the Montecito Mudslides. Many other factors, including, but not limited to, weather conditions and insufficiently or improperly designed and maintained debris basins, roads, bridges and other channel crossings, could have proximately caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides. At this time, based on available information, SCE has not been able to determine whether the Thomas Fire or the Koenigstein Fire, or both, were responsible for the damages in the Montecito area. In the event that SCE is determined to have caused the fire that spread to the Montecito area, SCE cannot predict whether, if fully litigated, the courts would conclude that the Montecito Mudslides were caused or contributed to by the Thomas and/or Koenigstein Fires or that SCE would be liable for some or all of the damages caused by the Montecito Mudslides.
Woolsey Fire
SCE's internal review into the facts and circumstances of the Woolsey Fire is ongoing. SCE has reported to the CPUC that there was an outage on SCE's electric system in the vicinity of where the Woolsey Fire reportedly began on November 8, 2018. SCE is aware of witnesses who saw fire in the vicinity of SCE's equipment at the time the fire was first reported. While SCE did not find evidence of downed electrical wires on the ground in the suspected area of origin, it observed a pole support wire in proximity to an electrical wire that was energized prior to the outage. Whether the November 8, 2018 outage was related to contact being made between the support wire and the electrical wire has not been determined. SCE believes that its equipment could be found to have been associated with the ignition of the Woolsey Fire. SCE expects to obtain and review additional information and materials in the possession of CAL FIRE and others during the course of its internal review and the Woolsey Fire litigation process, including SCE equipment that has been retained by CAL FIRE.
Wildfire-related Litigation
Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties in the case of the Thomas and Koenigstein Fires and the Montecito Mudslides, and in Ventura and Los Angeles Counties in the case of the Woolsey Fire, allege, among other things, negligence, inverse condemnation, trespass, private nuisance, personal injury, wrongful death, and violations of the California Public Utilities and Health and Safety Codes. SCE expects to be the subject of additional lawsuits related to the 2017/2018 Wildfire/Mudslide Events. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.
The Thomas and Koenigstein Fires and Montecito Mudslides lawsuits are being coordinated in the Los Angeles Superior Court. The Woolsey Fire lawsuits have also been coordinated in the Los Angeles Superior Court. On October 4, 2018, the Superior Court denied Edison International's and SCE's challenge to the application of inverse condemnation to SCE with respect to the Thomas and Koenigstein Fires and, on February 26, 2019, the California Supreme Court denied SCE's petition to review the Superior Court's decision. In January 2019, SCE filed a cross-complaint against certain governmental entities alleging that failures by these entities, such as failure to adequately plan for flood hazards and build and maintain adequate debris basins, roads, bridges and other channel crossings, among other things, caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides.
Additionally, in July 2018 and September 2018, two separate derivative lawsuits for breach of fiduciary duties and unjust enrichment were filed in the Los Angeles Superior Court against certain current and former members of the Boards of Directors of Edison International and SCE. Edison International and SCE are identified as nominal defendants in those actions. The derivative lawsuits generally allege that the individual defendants violated their fiduciary duties by causing or allowing SCE to operate in an unsafe manner in violation of relevant regulations, resulting in substantial liability and damage from the Thomas and Koenigstein Fires and the Montecito Mudslides.
In November 2018, a purported class action lawsuit alleging securities fraud and related claims was filed in the federal court against EIX, SCE and certain current and former officers of Edison International and SCE. The plaintiff alleges that Edison International and SCE made false and/or misleading statements in filings with the Securities and Exchange Commission by failing to disclose that SCE had allegedly failed to maintain its electric transmission and distribution networks in compliance with safety regulations, and that those alleged safety violations led to fires that occurred in 2018, including the Woolsey Fire.

In January 2019, two separate derivative lawsuits alleging breach of fiduciary duties, securities fraud, misleading proxy statements, unjust enrichment, and related claims were filed in federal court against all current and certain former members of the Boards of Directors and certain current and former officers of Edison International and SCE. Edison International and SCE are named as nominal defendants in those actions. The derivative lawsuits generally allege that the individual defendants breached their fiduciary duties and made misleading statements or allowed misleading statements to be made (i) between March 21, 2014 and August 10, 2015, with respect to certain ex parte communications between SCE and CPUC decision-makers concerning the settlement of the San Onofre Order Instituting Investigation proceeding (the "San Onofre OII") and (ii) from February 23, 2016 to the present, concerning compliance with applicable laws and regulations concerning electric system maintenance and operations related to wildfire risks. The lawsuits generally allege that these breaches of duty and misstatements led to substantial liability and damage resulting from the disclosure of SCE's ex parte communications in connection with the San Onofre OII settlement, and from the 2017/2018 Wildfire/Mudslide Events. For more information regarding the San Onofre OII, see Note 12 in the 2018 Form 10-K.
Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates
The process for estimating losses associated with wildfire litigation claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including but not limited to estimates based on currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases. As additional information becomes available, management estimates and assumptions regarding the causes and financial impact of the 2017/2018 Wildfire/Mudslide Events may change. Such additional information is expected to become available from multiple external sources, during the course of litigation, and from SCE's ongoing internal review, including, among other things, information regarding the extent of damages that may be attributable to any fire determined to have been substantially caused by SCE's equipment, information that may be obtained from the equipment in CAL FIRE's possession, and information pertaining to fire progression, suppression activities, alleged damages and insurance claims.
As described above, the $1.8 billion after-tax liability corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE currently believe that it is reasonably possible that the amount of the actual loss will be greater than the amount accrued. However, Edison International and SCE are currently unable to reasonably estimate an upper end of the range of expected losses given the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the preliminary nature of the litigation processes.
For events that occurred in 2017 and early 2018, principally the Thomas and Koenigstein Fires and Montecito Mudslides, SCE has $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. SCE also had other general liability insurance coverage of approximately $450 million, but it is uncertain whether these other policies would apply to liabilities alleged to be related to the Montecito Mudslides. For the Woolsey Fire, SCE has an additional $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable. At March 31, 2019, Edison International and SCE had recorded $2.0 billion for expected insurance recoveries associated with the recorded loss for the 2017/2018 Wildfire/Mudslide Events. SCE will seek to recover uninsured costs resulting from the 2017/2018 Wildfire/Mudslide Events through electric rates. The amount of the receivable is subject to change based on additional information. Recovery of these costs is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings. SCE will continue to evaluate the probability of recovery based on available evidence, including guidance that may be issued by the Commission on Catastrophic Wildfire Cost and Recovery, and new judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable. SCE will seek recovery of the CPUC portion of any uninsured wildfire-related costs through its WEMA. See "—Recovery of Wildfire-Related Costs" below.
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded a regulatory asset of $135 million, the FERC portion of the $4.7 billion liability accrued.
At March 31, 2019 and December 31, 2018, the balance sheets include estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $4.7 billion for the 2017/2018 Wildfire/Mudslide Events.
Current Wildfire Insurance Coverage
SCE has approximately $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence, for events (including the Woolsey fire) during the period June 30, 2018 through May 31, 2019. If the $1 billion of insurance coverage is exhausted as a result of liabilities related to the Woolsey Fire, SCE has approximately $735 million of wildfire-specific insurance coverage for wildfire events during the period February 1, 2019 through May 31, 2019, subject to a self-insured retention of $35 million per occurrence and up to $15 million of co-insurance, which results in net coverage of approximately $685 million. SCE has also obtained approximately $1.2 billion of wildfire-specific insurance coverage for events that may occur during the period June 1, 2019 through June 30, 2020, subject to up to $115 million of co-insurance and $50 million of self-insured retention, which results in net coverage of approximately $1 billion. SCE expects its coverage for this period to be subject to an initial self-insured retention of $10 million per occurrence, but, based on policies currently in place, SCE's coverage for the period is subject to a self-insurance retention of $50 million per occurrence. SCE may obtain additional wildfire-specific insurance for this time period in the future. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits.
SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the number of recent and significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. As such, SCE may not be able to obtain sufficient wildfire insurance at a reasonable cost.
Based on policies currently in effect, SCE anticipates that its wildfire insurance expense, prior to any regulatory deferrals, will total approximately $399 million during 2019. Wildfire insurance expense will increase in 2019 if SCE obtains additional wildfire-specific insurance. In February 2019, the CPUC approved recovery of $107 million of the costs incurred by SCE to obtain a 12-month, $300 million wildfire insurance policy in December 2017. As a result of this decision, SCE will recover these insurance premiums during 2019. As of March 31, 2019, SCE had regulatory assets of $148 million related to wildfire insurance costs and believes that such amounts are probable of recovery. While SCE believes that amounts deferred are probable of recovery, there is no assurance that SCE will be allowed to recover costs that have been incurred, or costs incurred in the future for additional wildfire insurance, in electric rates.
Recovery of Wildfire-Related Costs
California courts have previously found investor-owned utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement through recovery of uninsured wildfire-related costs in electric rates. However, in November 2017, the CPUC issued a decision denying SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 wildfires, finding that SDG&E did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. In July 2018, the CPUC denied both SDG&E's application for rehearing on its cost recovery request and a joint application for rehearing filed by SCE and PG&E limited to the applicability of inverse condemnation principles in the same proceeding. The California Court of Appeal and the California Supreme Court have denied SDG&E's petitions for review of the CPUC's denial of SDG&E's application.
In September 2018, California Senate Bill 901 ("SB 901") was signed by the Governor of California. Although SB 901 does not address the strict liability standard imposed by courts in inverse condemnation actions, the bill as enacted introduces a number of considerations the CPUC can apply to determine whether costs are recoverable in electric rates for wildfires occurring on or after January 1, 2019, including, among other things, the utility's actions, circumstances beyond the utility's control and the impact of extreme climate conditions. SB 901 requires investor-owned utilities to prepare annually, for CPUC approval, wildfire risk mitigation plans, and compliance with an approved plan is one of the factors that the CPUC can consider in addressing cost recovery. On February 6, 2019, in compliance with SB 901, SCE filed its wildfire mitigation plan for 2019. While SCE takes the position in its wildfire mitigation plan that substantial compliance with the plan, once approved, will demonstrate that SCE prudently operated its system and met the CPUC's prudent manager standard regarding wildfire risk mitigation, the CPUC may not agree with SCE's position. Pursuant to the requirements of SB 901, a Commission on Catastrophic Wildfire Cost and Recovery was formed in January 2019 to examine, among other things, the socialization of catastrophic wildfire costs in an equitable manner. SB901 also provides an opportunity for utilities to securitize costs that are deemed just and reasonable by the CPUC for wildfires that occur after January 1, 2019 and, to the extent costs exceed the maximum amount the utility can pay without harming ratepayers or materially impacting the utility's ability to provide adequate and safe services, for wildfires that occurred in 2017. Based on events and information available to date, SCE believes it is unlikely that it will seek to use this mechanism to securitize costs incurred in connection with the 2017/2018 Wildfire/Mudslide Events.
Edison International and SCE continue to pursue legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting costs in electric rates. In April 2019, a strike force formed by California Governor Gavin Newsom released a report entitled Wildfires and Climate Change: California's Energy Future that sets forth, among other things, guiding principles for potential reform of California policies regarding wildfire liability. While this report recommended that the Commission on Catastrophic Wildfire Cost and Recovery, the California legislature and the strike force continue working to develop a solution for consideration by the Governor and the legislature, Edison International and SCE cannot predict whether or when there will be a comprehensive solution mitigating the significant risk faced by California investor-owned utilities related to wildfires.
In April 2019, in addition to other requested increases to its CPUC and FERC returns on common equity, SCE requested from both the CPUC and FERC an additional 6% return on common equity to compensate investors for current wildfire risk. SCE would seek to reduce or remove this additional return on common equity if there is a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform.
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
At March 31, 2019, SCE's recorded estimated minimum liability to remediate its 21 identified material sites (sites with a liability balance at March 31, 2019, in which the upper end of the range of the costs is at least $1 million) was $136 million, including $89 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance as of March 31, 2019, for which the total minimum recorded liability was $4 million. Of the $140 million total environmental remediation liability for SCE, $135 million has been recorded as a regulatory asset. SCE expects to recover $43 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $92 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
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
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $24 million. Costs incurred for the three months ended March 31, 2019 and 2018 were $2 million and $4 million, respectively.

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
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $14.1 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers ("ANI"). SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $65 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $10 million per future incident in any one year. SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE's share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million (SCE's share $124 million, which included reimbursement for approximately $2 million in legal and other costs), to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. In August 2018, the CPUC approved SCE's proposal to return the SCE share of the award to customers based on the amount that customers actually contributed for fuel storage costs; resulting in approximately $105.6 million of the SCE share being returned to customers and the remaining $16.6 million being returned to shareholders. Of the $105.6 million, $71.6 million was applied against the remaining San Onofre Regulatory Asset in accordance with the Revised San Onofre Settlement Agreement.
The April 2016 settlement also provided for a claim submission/audit process for expenses incurred from 2014 – 2016, where SCE may submit a claim for damages caused by the DOE failure to accept spent nuclear fuel each year, followed by a government audit and payment of the claim. This process made additional legal action to recover damages incurred in 2014 –2016 unnecessary. The first such claim covering damages for 2014 – 2015 was filed on September 30, 2016 for approximately $56 million. In February 2017, the DOE reviewed the 2014 – 2015 claim submission and reduced the original request to approximately $43 million (SCE's share was approximately $34 million). SCE accepted the DOE's determination, and the government paid the 2014 – 2015 claim under the terms of the settlement. In October 2017, SCE filed a claim covering damages for 2016 for approximately $58 million. In May 2018, the DOE approved reimbursement of approximately $45 million (SCE's share was approximately $35 million) of SCE's 2016 damages, disallowing recovery of approximately $13 million. SCE accepted the DOE's determination, and the government paid the 2016 claim under the terms of the settlement. The damages awards are subject to CPUC review as to how the amounts will be refunded among customers, shareholders, or to offset other costs.

Note 13.    Leases
Leases as Lessee
SCE has entered into various agreements to purchase power, electric capacity and other energy products that may be accounted for as leases as SCE has dispatch rights that determine when and how a plant runs. Prior to January 1, 2019, a power purchase agreement contained a lease when SCE purchased substantially all of the output from a specific plant and did not otherwise meet a fixed price unit of output exception. SCE also leases property and equipment primarily related to vehicles, office space and other equipment. The terms of the contracts included in the table below are 5 to 20 years for PPA leases, 5 to 72 years for office leases, and 5 to 12 years for the remaining other operating leases.
The following table summarizes SCE's lease payments for operating and finance leases as of March 31, 2019.

(in millions)	PPA Operating Leases[1]	Other Operating Leases[2]	PPA Finance Leases[1]
2019	$118	$32	$1
2020	124	33	1
2021	103	27	1
2022	79	22	2
2023	47	17	2
Thereafter	536	101	9
Total lease payments	$1,007	$232	$16
Amount representing interest[3]	249	62	6
Lease liabilities	$758	$170	$10
At December 31, 2018, SCE's future expected minimum lease commitments under non-cancellable leases were as follows:

(in millions)	PPA Operating Leases[1]	Other Operating Leases[2]	PPA Capital Leases[1]
2019	$148	$42	$5
2020	124	31	6
2021	103	27	6
2022	79	22	6
2023	47	17	5
Thereafter	536	101	66
Total lease payments	$1,037	$240	$94
Amount representing executory costs			(25)
Amount representing interest			(33)
Net commitments[4]			$36

[1]	Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.

[2]	Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.

[3]	Lease payments are discounted to their present value using SCE's incremental borrowing rates.

[4]	Includes two contracts with net commitments of $26 million that will commence in 2019.

Supplemental balance sheet information related to SCE's leases was as follows:

(in millions)	March 31, 2019
Operating leases:
Operating lease ROU assets	$928
Current portion of operating lease liabilities	156
Operating lease liabilities	772
Total operating lease liabilities	$928

Finance leases included in:
Utility property, plant and equipment, gross	$14
Accumulated depreciation	(4)
Utility property, plant and equipment, net	10
Other current liabilities	1
Other long-term liabilities	9
Total finance lease liabilities	$10
The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases and interest and amortization expense for finance leases. The following table summarizes the components of SCE's lease expense:

(in millions)	Three months ended March 31, 2019
PPA leases:
Operating lease cost	$30
Variable lease cost	372
Total PPA lease cost	402
Other operating leases cost	11
Total lease cost	$413

Other information related to leases was as follows:

(in millions, except lease term and discount rate)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
PPA leases	$30
Other leases	11

ROU assets obtained in exchange for lease obligations:
Other operating leases	9

Weighted average remaining lease term (in years):
Operating leases
PPA leases	12.85
Other leases	12.54
PPA Finance leases	12.14

Weighted average discount rate:
Operating leases
PPA leases	4.24%
Other leases	3.85%
PPA Finance leases	8.70%
Leases as Lessor
SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 15 to 65 years. During the three months ended March 31, 2019, SCE recognized $5 million in lease income, which is included in operating revenue on the consolidated statements of income. At March 31, 2019, the undiscounted cash flow expected to be received from lease payments for the remaining years is as follows:

(in millions)
2019	$11
2020	15
2021	10
2022	10
2023	9
Thereafter	141
Total	$196

Note 14.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2019	2018	2019	2018
Beginning balance	$(50)	$(43)	$(23)	$(19)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	1	2
Other[2]	(10)	(5)	(5)	(5)
Change	(8)	(3)	(4)	(3)
Ending Balance	$(58)	$(46)	$(27)	$(22)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

[2]
Edison International and SCE recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 and 2018 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform in 2019 and the measurement of financial instruments in 2018. See Note 1 for further information on the reclassification of stranded tax effects.

Note 15.    Other Income and Expenses
Other income and expenses are as follows:

	Three months ended March 31,
(in millions)	2019	2018
SCE other income and (expenses):
Equity allowance for funds used during construction	$17	$22
Increase in cash surrender value of life insurance policies and life insurance benefits	9	8
Interest income	9	4
Net periodic benefit income – non-service components	19	26
Civic, political and related activities and donations	(13)	(4)
Other	(3)	(5)
Total SCE other income and (expenses)	38	51
Other income and (expenses) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	(2)	—
Other	2	—
Total Edison International other income and (expenses)	$38	$51

Note 16.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2019	2018	2019	2018
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$200	$164	$177	$149
Tax refunds, net	—	(93)	—	(18)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$200	$197	$200	$212
Preferred and preference stock	1	1	1	1
SCE's accrued capital expenditures at March 31, 2019 and 2018 were $392 million and $399 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
Note 17.    Related-Party Transactions
For the three months ended March 31, 2019, SCE purchased wildfire liability insurance with premiums of $186 million from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS were as follows:

	March 31,	December 31,
(in millions)	2019	2018
Long-term insurance receivable due from affiliate	$1,000	$1,000
Prepaid insurance[1]	169	13
Current payables due to affiliate[2]	62	4
1 Reflected in "Prepaid expenses" on SCE's consolidated balance sheets. The amortization expense for prepaid insurance was $31 million and $36 million for the three months ended March 31, 2019 and 2018, respectively.
2 Reflected in "Accounts payable" on SCE's consolidated balance sheets.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2019. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Note 2. Property, Plant and Equipment in the 2018 Form 10-K.
LEGAL PROCEEDINGS
Thomas Fire and Koenigstein Fire Litigation
In December 2017, wind-driven wildfires impacted portions of SCE's service territory, causing substantial damage to both residential and business properties and service outages for SCE customers. The VCFD and CAL FIRE have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by the Koenigstein Fire. According to CAL FIRE information, the Thomas and Koenigstein Fires burned over 280,000 acres, destroyed or damages an estimated 1,343 structures and resulted in two fatalities.
As of April 26, 2019, SCE was aware of at least 151 lawsuits, representing approximately 2,300 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. Seventy-eight of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. The lawsuits have been coordinated in the Los Angeles Superior Court.
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
Sixty-eight of the 151 lawsuits mentioned under "Thomas Fire and Koenigstein Fire Litigation" above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Twenty-seven of the 68 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. The Thomas and Koenigstein Fires lawsuits and the Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Woolsey Fire Litigation
In November 2018, wind-driven wildfires impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Woolsey Fire, originated in Ventura County and burned acreage located in both Ventura and Los Angeles Counties. According to CAL FIRE information, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three fatalities.
As of April 26, 2019, SCE was aware of at least 72 lawsuits, representing approximately 1,100 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Fifty-eight of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Woolsey Fire lawsuits have been coordinated in the Los Angeles Superior Court.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the first quarter of 2019.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	308,921	$56.51	—	—
February 1, 2019 to February 28, 2019	211,617	$59.49	—	—
March 1, 2019 to March 31, 2019	386,783	$62.56	—	—
Total	907,321	$59.79	—	—
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
OTHER INFORMATION
On April, 26, 2019, Edison International entered into a Term Loan Agreement ("Term Loan Agreement") and borrowed the maximum amount available under the Term Loan Agreement. The Term Loan Agreement provides for a $1.0 billion term loan due in April 2020, with a variable interest rate based on the London Interbank Offered Rate plus 90 basis points. The term loan may be prepaid in whole or in part without any premium or penalty. Of the proceeds of the term loan, $750 million was contributed to SCE and the remainder of the proceeds will be used for general corporate and working capital purposes.
Certain of the investment banking firms that are a party to the Term Loan Agreement or their affiliates have in the past performed, and may in the future from time to time perform, investment banking, financial advisory, lending, commercial banking and/or similar services for Edison International and certain of its subsidiaries and affiliates, for which services they have in the past received, and may in the future receive, customary compensation and reimbursement of expenses.
The foregoing description is qualified in its entirety by reference to the full text of the Term Loan Agreement, filed as Exhibit 10. 1 hereto and incorporated by reference herein.

EXHIBITS

Exhibit Number	Description

10.1
Term Loan Credit Agreement, dated as of April 26, 2019, among Edison International Company, the several banks and other financial institutions from time to time parties thereto, and Citibank, N.A., as administrative agent for the lenders

10.2
Term Loan Credit Agreement, dated as of February 4, 2019, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison's Form 8-K dated and filed February 4, 2019)*

10.3**	Edison International 2019 Long-Term Incentives Terms and Conditions

10.4**	Edison International Executive Incentive Compensation Plan As Amended and Restated Effective February 27, 2019

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2019, filed on April 30, 2019, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2019, filed on April 30, 2019, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	April 30, 2019	Date:	April 30, 2019