Form 10-Q
period 2019-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON CO
filed 2019-07-25
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL			SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue			2244 Walnut Grove Avenue
(P.O. Box 976)			(P.O. Box 800)
Rosemead,	California	91770	Rosemead,	California	91770
(Address of principal executive offices)			(Address of principal executive offices)
(626)	302-2222		(626)	302-1212
(Registrant's telephone number, including area code)			(Registrant's telephone number, including area code)

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

Edison International	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging growth company
	☑	☐	☐	☐	☐
Southern California Edison Company	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging growth company
		☐	☑	☐	☐
Securities registered pursuant to Section 12(b) of the Act:
Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC

Southern California Edison Company:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Cumulative Preferred Stock, 4.08% Series	SCEpB	NYSE American LLC
Cumulative Preferred Stock, 4.24% Series	SCEpC	NYSE American LLC
Cumulative Preferred Stock, 4.32% Series	SCEpD	NYSE American LLC
Cumulative Preferred Stock, 4.78% Series	SCEpE	NYSE American LLC

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
Edison International        Yes ☐ No ☑    Southern California Edison Company    Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of July 23, 2019:
Edison International	325,811,206 shares
Southern California Edison Company	434,888,104 shares

i

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2018 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2018
AB 1054	California Assembly Bill 1054, executed by the Governor of California on July 12, 2019
AFUDC	allowance for funds used during construction
ALJ	administrative law judge
ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
bonus depreciation	Federal tax deduction of a percentage of the qualifying property placed in service during periods permitted under tax laws
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Cal Advocates	CPUC's Public Advocates Office (formerly known as the Office of Ratepayer Advocates or ORA)
CAL FIRE	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
Commission on Catastrophic Wildfire Cost and Recovery	Commission on Catastrophic Wildfire Cost and Recovery established by the California Governor’s Office of Planning and Research as required by California Senate Bill 901
CPUC	California Public Utilities Commission
December 2017 Wildfires	several wind-driven wildfires, including the Thomas Fire and the Koenigstein Fire, that occurred in December 2017 and impacted portions of SCE's service territory
DERs	distributed energy resources
DOE	U.S. Department of Energy
DRP	Distributed Resources Plan
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
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
Liability Cap
If the insurance fund allowed under AB 1054 is established, and subject to certain other conditions, a cap on the aggregate requirement to reimburse the insurance fund over a trailing three calendar year period equal to 20% of the equity portion of the utility’s transmission and distribution rate base in the year of the prudency determination

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

v

Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area Ventura County on December 4, 2017
TOU	Time-Of-Use
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency
VCFD	The Ventura County Fire Department
WMP
a wildfire mitigation plan required to be filed every three years under California Assembly Bill 1054 to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment

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

•
risks associated with AB 1054 effectively mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, including the ability of SCE and SDG&E to raise the funds required to make initial contributions to the insurance fund under AB 1054, SCE's ability to maintain a valid safety certification, SCE's ability to recover uninsured wildfire-related costs from the wildfire fund established under AB 1054, and the CPUC's interpretation of and actions under AB 1054;

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory authorities, including decisions and actions related to determinations of authorized rates of return or return on equity, the GS&RP application, the recoverability of wildfire-related and mudslide-related costs, and delays in regulatory actions;

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
The MD&A for the six months ended June 30, 2019 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2018 and as compared to the six months ended June 30, 2018. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2018 (the "year-ended 2018 MD&A"), which was included in the 2018 Form 10-K.
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

	Three months ended June 30,			Six months ended June 30,
(in millions)	2019	2018	Change	2019	2018	Change
Net income (loss) attributable to Edison International
Continuing operations
SCE	$419	$297	$122	$712	$583	$129
Edison International Parent and Other	(27)	(21)	(6)	(42)	(89)	47
Edison International	392	276	116	670	494	176
Less: Non-core items
SCE	(123)	—	(123)	(51)	—	(51)
Edison International Parent and Other	—	2	(2)	—	(42)	42
Total non-core items	(123)	2	(125)	(51)	(42)	(9)
Core earnings (losses)
SCE	542	297	245	763	583	180
Edison International Parent and Other	(27)	(23)	(4)	(42)	(47)	5
Edison International	$515	$274	$241	$721	$536	$185
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
Edison International's second quarter 2019 earnings increased $116 million from the second quarter of 2018, resulting from an increase in SCE's earnings of $122 million partially offset by an increase in Edison International Parent and Other's losses of $6 million. SCE's higher earnings consisted of $123 million of higher non-core losses and $245 million of higher core earnings. The increase in core earnings was primarily due to the adoption of the 2018 GRC final decision in the second quarter of 2019, the timing of regulatory deferrals related to wildfire insurance and wildfire mitigation costs and higher revenue due to a change in estimate under the FERC formula rate mechanism. The higher non-core losses related to an impairment charge of $170 million ($123 million after-tax) resulting from the disallowance of certain historical capital expenditures in SCE's 2018 GRC final decision.
Edison International's earnings for the six months ended June 30, 2019 increased $176 million from the six months ended June 30, 2018, resulting from an increase in SCE's earnings of $129 million and a decrease in Edison International Parent and Other's losses of $47 million. SCE's higher earnings consisted of $51 million of higher non-core losses and $180 million of higher core earnings. The increase in core earnings was primarily due to the adoption of the 2018 GRC final decision in the second quarter of 2019, the timing of regulatory deferral and cost recovery of wildfire insurance costs and higher revenue due to a change in estimate under the FERC formula rate mechanism, partially offset by higher wildfire mitigation costs in 2019.
Edison International Parent and Other's increase in losses for the three months ended June 30, 2019 was due to higher core losses of $4 million and lower non-core income of $2 million.
Edison International Parent and Other's decrease in losses for the six months ended June 30, 2019 was due to lower core losses of $5 million and lower non-core losses of $42 million.
Consolidated non-core items for the six months ended June 30, 2019 and 2018 primarily included:

•	An impairment charge of $170 million ($123 million after-tax) recorded in 2019 for SCE related to disallowed historical capital expenditures in SCE's 2018 GRC final decision.

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

•	Loss of $63 million ($46 million after-tax) recorded in 2018 for Edison International Parent and Other related to sale of SoCore Energy in April 2018.
2018 General Rate Case
In May 2019, the CPUC approved a final decision in SCE's 2018 GRC. The final decision authorized a revenue requirement of $5.116 billion for 2018 and identified changes to certain balancing accounts, including the expansion of the TAMA to include the impacts of all differences between forecast and recorded tax expense. The final decision also disallowed certain historical spending, largely related to specific pole replacements the CPUC determined were performed prematurely.
The final decision allows a post-test year rate making mechanism that escalates capital additions by 2.49% for both 2019 and 2020. It also allows operation and maintenance expenses to be escalated for 2019 and 2020 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology set forth in the final decision results in a revenue requirement of $5.451 billion in 2019 and $5.863 billion in 2020.
The revenue requirements in the 2018 GRC final decision are retroactive to January 1, 2018. SCE recorded the prior period impact of the 2018 GRC final decision in the second quarter of 2019, including an increase to core earnings of $131 million from the application of the decision to revenue, depreciation expense and income tax expense and a non-core impairment of utility property, plant and equipment of $170 million ($123 million after-tax) related to disallowed historical capital expenditures. See “Results of Operations—SCE” and "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
Capital Program
Total capital expenditures (including accruals) were $2.0 billion and $1.9 billion for the first six months of 2019 and 2018, respectively.
SCE's capital expenditure forecast for 2019 and 2020 has been updated since the filing of the 2018 Form 10-K to reflect planned CPUC jurisdictional spending as informed by the 2018 GRC final decision, including authorized capitalization rates, spending associated with SCE's wildfire mitigation-related capital expenditures under the GS&RP and WMP, and increased FERC spending for inspections, maintenance, and physical plant.
The table below includes $387 million and a range of $500 million to $700 million of capital expenditures related to wildfire mitigation for 2019 and 2020, respectively. The CPUC has approved SCE's 2019 WMP and authorized tracking of costs related to the GS&RP and 2019 WMP through memorandum accounts. SCE has also proposed a balancing account for its GS&RP spending. If SCE's proposed balancing account in its GS&RP application is approved, forecasted costs for the GS&RP will be included in rates with a subsequent reasonableness review through the annual ERRA proceeding. SCE continues to evaluate wildfire mitigation spending and anticipates that in 2019 the CPUC will issue a decision on the GS&RP. SCE anticipates that wildfire mitigation spending not addressed in balancing accounts will be addressed in future GRC applications or through other regulatory proceedings.

SCE forecasts capital expenditures for 2019 – 2020 to be approximately $9.3 billion to $9.5 billion. SCE's 2019 – 2020 forecast for major capital expenditures are set forth in the table below:

(in millions)	2019	2020	Total 2019 – 2020
Distribution	$3,224	$3,162	$6,386
Transmission	792	852	1,644
Generation	201	215	416
Subtotal	4,217	4,229	8,446
Estimated wildfire mitigation-related capital expenditures[1]	387	500 – 700	887 – 1,087
Total estimated capital expenditures	$4,604	$4,729 – $4,929	$9,333 – $9,533
1 Includes FERC wildfire mitigation-related expenditures of $13 million and $5 million for 2019 and 2020, respectively.
SCE's authorized CPUC-jurisdictional rate base is determined through the GRC and other regulatory proceedings. Differences between actual and CPUC authorized capital expenditures are addressed in subsequent GRC or other regulatory proceedings. FERC-jurisdictional rate base is generally determined based on actual capital expenditures.
Reflected below is SCE's weighted average annual rate base for 2018 – 2020 incorporating CPUC capital expenditures authorized in the 2018 GRC final decision and expected FERC capital expenditures. Under AB 1054, approximately $1.6 billion of wildfire risk mitigation capital expenditures cannot be included in the equity portion of SCE's rate base. Accordingly, the table below does not reflect wildfire capital expenditures.

(in millions)	2018	2019	2020
Rate base for expected capital expenditures	$28,456	$30,678	$33,416
Southern California Wildfires and Mudslides
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
SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk (“HFRA”). The reduction of the areas identified by SCE as HFRA from 35% to 27% of its service territory resulted from a thorough evaluation of the areas after the CPUC released its High Fire-Threat District maps in 2018.
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
Multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by the Montecito Mudslides based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides.
SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events is ongoing, and SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation processes. Final determinations of liability for the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes.
Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a liability to be accrued under accounting standards. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events and have accrued a liability of $4.7 billion in the fourth quarter of 2018. This liability corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available.
Edison International and SCE will seek to offset any actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. In the fourth quarter of 2018, Edison International and SCE also recorded expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $135 million, which is the FERC portion of the $4.7 billion liability it accrued. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.
Edison International and SCE continue to pursue legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting costs in electric rates.
2019 Wildfire Legislation
On July 12, 2019, AB 1054 was signed by the Governor of California and became effective immediately. The summary of the wildfire legislation in this report is based on SCE’s interpretation of the legislation and is qualified in its entirety by, and should be read together with, AB 1054 and companion Assembly Bill 111.
AB 1054 establishes a wildfire fund to reimburse utilities for payment of third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1 billion or the utility's insurance coverage. The wildfire fund will only be available for claims related to wildfires ignited after July 12, 2019 that are determined to have been caused by a utility by the responsible government investigatory agency.
The wildfire fund can take one of two forms, an insurance fund or a liquidity fund. SCE, PG&E and SDG&E have notified the CPUC of their commitment to the insurance fund. The insurance fund will be established if both SCE and SDG&E make their initial contributions to the fund by September 10, 2019. If either SCE or SDG&E fail to make their initial contributions by the required date, the insurance fund will not be established and the wildfire fund will be a liquidity fund.
Insurance Fund
The insurance fund, if it is established, is expected to be initially funded by $10.5 billion to be contributed by ratepayers and $7.5 billion in initial contributions from PG&E, SCE and SDG&E. PG&E's participation in, and contributions to, the insurance fund is subject to it emerging from bankruptcy and meeting certain other conditions prior to June 30, 2020. If PG&E is unable to participate in the fund, the investor-owned utility initial contributions to the fund are expected to be approximately $2.7 billion. SCE, SDG&E and PG&E are also expected to make aggregate annual contributions of $3 billion to the insurance fund over a 10-year period. If PG&E is unable to participate in the fund, the investor-owned utility aggregate annual contributions to the fund are expected to be approximately $1 billion.
SCE has committed to make an initial contribution of approximately $2.4 billion by September 10, 2019, and ten annual contributions of approximately $95 million per year starting on January 1, 2020, to the insurance fund. Edison International and SCE are evaluating funding options to support SCE's initial contribution to the insurance fund and anticipate raising approximately $1.2 billion from the issuance of Edison International equity and approximately $1.2 billion from the issuance of long-term debt at SCE. SCE's contributions to the insurance fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the insurance fund. Edison International and SCE are currently evaluating the accounting impact of SCE's anticipated contributions to the insurance fund, which may include a material charge to the earnings of Edison International and SCE that would not be greater than the total of SCE's anticipated contributions to the insurance fund.
Participating investor-owned utilities will be reimbursed from the insurance fund for eligible claims, subject to the fund administrator’s review, and will be required to reimburse the insurance fund for withdrawn amounts that the CPUC disallows up to the Liability Cap. A utility will not be eligible for the Liability Cap if it does not maintain a valid safety certification or its actions or inactions that resulted in the wildfire are found to constitute conscious or willful disregard of the rights and safety of others. On July 25, 2019, SCE obtained its initial safety certification that will be valid for twelve months. The initial Liability Cap for SCE will be approximately $2.5 billion based on its 2019 rate base, and will be adjusted annually. SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The insurance fund and, consequently the Liability Cap, will terminate when the administrator determines that the insurance fund has been exhausted.
AB 1054 Prudency Standard
If the insurance fund is established, AB 1054 creates a new standard that the CPUC must apply to determine whether a utility was prudent and therefore able to recover wildfire costs through the insurance fund or, if the insurance fund has been exhausted, through electric rates. The new standard, if it is established, will apply to requests for recovery of wildfire costs for wildfires ignited after July 12, 2019. Under AB 1054, prudent conduct occurs when the conduct of a utility related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was reasonable. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent.
Liquidity Fund
If either SCE or SDG&E fail to make their initial contributions to the wildfire fund by September 10, 2019, the wildfire fund will be a liquidity fund and is expected to be capitalized solely by a $10.5 billion ratepayer contribution to provide a line of credit to reimburse investor-owned utilities initially for the payment of eligible claims. Utilities will be required to repay amounts reimbursed by the liquidity fund after the CPUC conducts a prudency review under the prudency standard applied by the CPUC before the adoption of AB 1054 and California Senate Bill 901. Amounts repaid that the CPUC determines were prudently incurred will be recoverable thorough electric rates. SCE will not be allowed to recover borrowing costs incurred to repay the fund for amounts that the CPUC disallows.
Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion spent by SCE on wildfire risk mitigation capital expenditures cannot be included in the equity portion of SCE's rate base. SCE can apply for an irrevocable order from the CPUC to finance these capital expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. SCE expects to finance this capital requirement by issuing securitized bonds.
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

Impact of 2018 GRC
Upon receipt of the 2018 GRC final decision in May 2019, SCE recorded the impact retroactive to January 1, 2018, which increased core earnings by $131 million primarily due to the application of the 2018 GRC final decision to revenue, depreciation expense and income tax expense. Depreciation expense decreased as a result of lower authorized depreciation rates. An increase in the authorized revenue requirement for income tax expenses offsets income tax expenses recognized during 2018 and the first quarter of 2019. SCE also recorded an impairment charge of $170 million ($123 million after-tax) related primarily to the write-off of specific pole replacements the CPUC determined were performed prematurely.
The 2018 GRC final decision determines the amount of revenue that SCE is authorized to collect from customers to recover anticipated costs, including return on rate base. The 2018 GRC final decision approved an authorized revenue requirement of $5.116 billion for 2018, the first year (Test Year) of the three-year GRC period, and authorized annual increases under a set escalation mechanism based on labor, non-labor and medical expenses.
In the absence of a 2018 GRC final decision, SCE recognized revenue in 2018 and the first quarter of 2019 based on the 2017 authorized revenue requirement, adjusted for items SCE determined to be probable of occurring, primarily the July 2017 cost of capital decision and Tax Reform. Adjustments were also made to 2017 authorized revenue to reflect changes in authorized tax benefits for certain balancing accounts.

As indicated in the table below, authorized revenue in the 2018 GRC final decision is less than the amount recognized in 2018:

(in millions)	2017 Authorized Revenue	Adjustments	2018 Revenue Recognized in Form 10-K	2018 Test Year Authorized Revenue	Adjustment to 2018 Revenue recorded in 2019
Authorized revenue	$5,640	$(235)	$5,405	$5,116	$(289)	[1]
Cost of service:
Operation and maintenance	1,931	(11)	1,920	1,582	(338)	[2]
Depreciation	1,575	59	1,634	1,579	(55)	[3]
Property and payroll taxes	285	9	294	315	21
Income taxes	257	(287)	(30)	(19)	11
Authorized return	1,592	(5)	1,587	1,659	72
Total authorized revenue	$5,640	$(235)	$5,405	$5,116	$(289)

[1]	The change in authorized revenue in the Test Year is comprised of $129 million in earnings activities and $160 million in cost recovery activities.

[2]	Authorized revenue for operation and maintenance costs decreased due to:

•
$178 million reduction for earnings activities primarily from SCE's initiatives to improve operational efficiency, which has resulted in lower forecasted costs than included in the 2017 authorized amounts.

•	$160 million reduction in cost-recovery activities, which do not impact earnings, primarily for medical and employee benefit costs.
3 Authorized revenue for depreciation decreased, as discussed above.
After the application of escalation factors to the Test Year, the CPUC authorized SCE to collect $5.451 billion from customers in 2019. During the second quarter of 2019, SCE recorded a reduction of revenue of $265 million to reflect $289 million of lower authorized revenue related to 2018 and $24 million of higher authorized revenue in 2019. The 2018 GRC final decision is retroactive to January 1, 2018 and the reduction of revenue contributes to a refund to customers of $554 million, which SCE recorded as a regulatory liability as of June 30, 2019. SCE expects to refund these amounts to customers through December 2020.

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended June 30, 2019 versus June 30, 2018

	Three months ended June 30, 2019			Three months ended June 30, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Operating revenue	$1,537	$1,263	$2,800	$1,535	$1,268	$2,803
Purchased power and fuel	—	1,135	1,135	—	1,112	1,112
Operation and maintenance	425	146	571	512	182	694
Depreciation and amortization	320	—	320	462	—	462
Property and other taxes	93	—	93	97	—	97
Impairment and other	170	—	170	—	—	—
Other operating income	(2)	—	(2)	(1)	—	(1)
Total operating expenses	1,006	1,281	2,287	1,070	1,294	2,364
Operating income	531	(18)	513	465	(26)	439
Interest expense	(187)	(1)	(188)	(162)	(2)	(164)
Other income and expense	37	19	56	22	28	50
Income before income taxes	381	—	381	325	—	325
Income tax benefit	(68)	—	(68)	(2)	—	(2)
Net income	449	—	449	327	—	327
Preferred and preference stock dividend requirements	30	—	30	30	—	30
Net income available for common stock	$419	$—	$419	$297	$—	$297
Net income available for common stock			$419			$297
Less: Non-core earnings			(123)			—
Core earnings[1]			$542			$297

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $2 million primarily due to the following:

•
A decrease in CPUC-related revenue of $4 million primarily due to the adoption of the 2018 GRC final decision. SCE recorded a reduction in revenue of $67 million in the second quarter of 2019 comprised of a decrease of $129 million attributable to the Test Year, as discussed above, partially offset by a $62 million increase attributable to 2019. The remaining change is primarily due to SCE recording revenue in 2019 based on the 2018 final GRC decision in comparison to recording revenue in 2018 based on 2017 authorized revenue, adjusted as discussed above.

•
An increase of $6 million in FERC and other operating revenue primarily due to higher operating costs subject to balancing account treatment and higher revenue due to a change in estimate under the FERC formula rate mechanism, partially offset by lower other operating revenue due to rate adjustments implemented in the second quarter of 2019.

•
Lower operation and maintenance costs of $87 million primarily due to the timing of regulatory deferrals related to wildfire insurance and wildfire mitigation costs and the impact of the adoption of the 2018 GRC final decision primarily due to a change in capitalization rates, partially offset by higher vegetation management costs.

•
Lower depreciation and amortization expense of $142 million primarily due to the change in depreciation rates and the impact of disallowed historical capital expenditures from the adoption of the 2018 GRC final decision.

•	Higher impairment and other of approximately $170 million related to the disallowed historical capital expenditures discussed above.

•	Higher interest expense of $25 million primarily due to increased borrowings and higher interest on balancing account overcollections.

•	Higher other income and expense of $15 million primarily due to higher equity AFUDC.

•	Higher income tax benefits of $66 million primarily as a result of the adoption of the 2018 GRC final decision primarily due to tax benefits on property-related items.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $23 million primarily driven by lower congestion revenue right credits, higher charges from contract terminations and the absence of settlement funds received in 2018 related to the California energy crisis, partially offset by lower load and capacity costs related to customer departures to CCAs and cooler weather.

•
Lower operation and maintenance costs of $36 million primarily driven by lower employee-related expenses subject to balancing accounts and less spending on customer service programs, partially offset by higher transmission access charges.

•
Lower other income and expense of $9 million primarily driven by lower net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Six months ended June 30, 2019 versus June 30, 2018

	Six months ended June 30, 2019			Six months ended June 30, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Operating revenue	$3,087	$2,529	$5,616	$3,048	$2,309	$5,357
Purchased power and fuel	—	2,140	2,140	—	2,038	2,038
Operation and maintenance	1,014	426	1,440	1,021	324	1,345
Depreciation and amortization	800	—	800	921	—	921
Property and other taxes	202	—	202	202	—	202
Impairment and other	166	—	166	—	—	—
Other operating income	(3)	—	(3)	(2)	—	(2)
Total operating expenses	2,179	2,566	4,745	2,142	2,362	4,504
Operating income	908	(37)	871	906	(53)	853
Interest expense	(365)	(1)	(366)	(317)	(2)	(319)
Other income and expense	56	38	94	46	55	101
Income before income taxes	599	—	599	635	—	635
Income tax benefit	(173)	—	(173)	(8)	—	(8)
Net income	772	—	772	643	—	643
Preferred and preference stock dividend requirements	60	—	60	60	—	60
Net income available for common stock	$712	$—	$712	$583	$—	$583
Net income available for common stock			$712			$583
Less: Non-core earnings			(51)			—
Core earnings[1]			$763			$583

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $39 million primarily due to the following:

•
An increase in CPUC-related revenue of $21 million primarily due to the adoption of the 2018 GRC final decision. SCE recorded a reduction in revenue of $67 million in the second quarter of 2019 comprised of a decrease of $129 million attributable to the Test Year, as discussed above, partially offset by a $62 million increase attributable to 2019. The remaining change is primarily due to SCE recording revenue in 2019 based on the 2018 final GRC decision in comparison to recording revenue in 2018 based on 2017 authorized revenue adjusted as discussed above.

•
An increase of $18 million in FERC revenue primarily due to higher operating costs subject to balancing account treatment and higher revenue due to a change in estimate under the FERC formula rate mechanism, partially offset by lower other operating revenue due to rate adjustments implemented in the second quarter of 2019.

•
Lower operation and maintenance costs of $7 million primarily due to the timing of regulatory deferral and cost recovery of wildfire insurance expenses and the impact of the adoption of the 2018 GRC final decision primarily due to a change in capitalization rates, offset by higher wildfire mitigation costs and vegetation management.

•
Lower depreciation and amortization expense of $121 million primarily due to the change in depreciation rates and the impact of disallowed historical capital expenditures from the adoption of the 2018 GRC final decision.

•	Higher impairment and other of $166 million primarily related to the disallowed historical capital expenditures discussed above.

•	Higher interest expense of $48 million primarily due to increased borrowings and higher interest on balancing account overcollections.

•	Higher other income and expense of $10 million primarily due to higher equity AFUDC.

•
Higher income tax benefits of $165 million primarily due to higher income tax benefits of $80 million as a result of the adoption of the 2018 GRC final decision primarily due to tax benefits on property-related items and the impact of tax expense on lower pre-tax income.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Higher purchased power and fuel costs of $102 million primarily driven by lower congestion revenue right credits, higher charges from contract terminations and the absence of settlement funds received in 2018 related to the California energy crisis, partially offset by lower load and capacity costs related to customer departures to CCAs and cooler weather.

•
Higher operation and maintenance costs of $102 million primarily driven by the authorization to recover 2018 wildfire insurance costs that had been deferred as regulatory assets and higher transmission access charges, partially offset by lower employee-related expenses subject to balancing accounts.

•
Lower other income and expense of $17 million primarily driven by lower net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $2.6 billion for both the three months ended June 30, 2019 and 2018, and $5.2 billion and $5.0 billion for the six months ended June 30, 2019 and 2018, respectively.
The increase for the six months ended June 30, 2019 compared to the same period in 2018 is primarily related to higher cost-recovery activities related to 2018 wildfire insurance costs and higher purchased power and fuel costs driven by higher power and gas prices, lower congestion revenue right credits and higher charges from contract amendments, partially offset by lower load related to cooler weather. See "—Cost-Recovery Activities" for further details.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.

Income Taxes
SCE's income tax benefit increased by $66 million and $165 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.
The effective tax rates were (17.8)% and (0.6)% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rates were (28.9)% and (1.3)% for the six months ended June 30, 2019 and 2018, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease for the three months and six months ended June 30, 2019 is primarily due to tax benefits on property-related items recorded as a result of 2018 GRC final decision. The effective tax rate decrease for the six months ended June 30, 2019 also includes the change in the allocation of excess deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019.
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
Loss from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Edison Energy Group and subsidiaries	$(1)	$(3)	$(4)	$(55)
Corporate expenses and other subsidiaries	(26)	(18)	(38)	(34)
Total Edison International Parent and Other	$(27)	$(21)	$(42)	$(89)
The loss from continuing operations of Edison International Parent and Other increased $6 million and decreased $47 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.
The increase for the three months ended June 30, 2019 is primarily driven by higher interest expenses as a result of increased borrowings. The decrease for the six months ended June 30, 2019 is primarily related to the absence of an after-tax impairment charge of $46 million resulting from the sale of SoCore Energy in 2018, lower corporate and operating expenses in 2019 and lower losses at the competitive business under Edison Energy Group, partially offset by higher interest expense.
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
SCE has committed to make an initial contribution of approximately $2.4 billion by September 10, 2019, and ten annual contributions of approximately 95 million per year starting on January 1, 2020, to the wildfire fund expected to be established under AB 1054. Edison International and SCE are evaluating funding options to support SCE's initial contribution to the insurance fund and anticipate raising approximately $1.2 billion from the issuance of Edison International equity and approximately $1.2 billion from the issuance of long-term debt at SCE. SCE also expects to finance approximately $1.6 billion of capital expenses by issuing securitized bonds. If SCE incurs a substantial charge to earnings in the third quarter of 2019 as a result of SCE's anticipated contributions to the insurance fund under AB 1054, SCE may, as a result of incurring a material charge, be temporarily unable to obtain financing through the issuance of first mortgage bonds, in which case SCE may be required to issue subordinated or unsecured debt. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
SCE's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit agencies in the first quarter of 2019. The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB-	BBB
Outlook	Negative	Negative	Watch Negative
SCE's credit ratings may be further affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the 2017/2018 Wildfire/Mudslide Events, and the effective reform of policies allocating liability to investor-owned utilities for damages caused by catastrophic wildfires substantially caused by utility equipment, including, without limitation, the passage of AB 1054. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade rating from the major credit rating agencies. Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade is $15 million as of June 30, 2019. In addition, if SCE's credit rating falls below investment grade, it may be required to post up to $50 million in collateral, in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs. For further details, see "— Margin and Collateral Deposits."
Available Liquidity
At June 30, 2019, SCE had approximately $2.6 billion available under its $3.0 billion credit facility. In June 2019, SCE extended its credit facility through May 2024, pursuant to an option to extend, and may extend its credit facility for one additional year with the lenders' approval. SCE borrowed $750 million under a term loan in February 2019 and issued $1.1 billion first and refunding mortgage bonds in March 2019. The proceeds from the term loan and the March 2019 bond issuances were used to repay commercial paper borrowings and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Equity Financing."
In April 2019, Edison International Parent contributed $750 million to SCE, which SCE used to repay its February 2019 term loan discussed above. In June 2019, Edison International Parent contributed $450 million to SCE, which SCE used to pay commercial paper borrowings and for general corporate purposes.
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facility or other borrowings, subject to availability in the bank and capital markets. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company contributions to SCE equity in order to meet its obligations as they become due, including any potential costs related to the 2017/2018 Wildfire/Mudslide Events. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Debt Covenant
A debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At June 30, 2019, SCE's debt to total capitalization ratio was 0.48 to 1.
At June 30, 2019, SCE was in compliance with all other financial covenants that affect access to capital.

Capital Investment Plan
Major Transmission Projects
Eldorado-Lugo-Mohave Upgrade
In April 2019, SCE filed an amended application for a certificate of public convenience and necessity with the CPUC, which included total project costs of $257 million, an increase of $24 million as compared to the previous estimate.
Riverside Transmission Reliability Project
In October 2018, the CPUC issued an environmental report that identified a new route alternative, different from SCE’s proposed and preferred project, as the environmentally preferred project and proposed an additional underground section of the proposed 220-kV power line.  In June 2019, SCE filed testimony with the CPUC that increased SCE's preferred project cost estimate to $451 million and updated the in-service date to 2024. This is an increase of $10 million and an extension of one year as compared to the previous estimate.
Grid Development
Wildfire Mitigation Plan
On May 30, 2019, the CPUC approved SCE's 2019 WMP. The CPUC decision requires SCE to meet certain reporting requirements, capture data, improve its metrics for evaluating performance, and update its next WMP in the areas of inspection and maintenance, vegetation management, system hardening, and situational awareness. SCE is tracking incremental 2019 WMP costs, beyond those that were approved in the 2018 GRC and those that will ultimately be approved in the GS&RP proceeding. Under AB 1054, approximately $1.6 billion of wildfire risk mitigation capital expenditures cannot be included in the equity portion of SCE’s rate base. For further information, see "Management Overview—Southern California Wildfires and Mudslides—Capital Expenditure Requirement" and "—Capital Program."
Regulatory Proceedings
2020 Cost of Capital Application
In April 2019, SCE filed its application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term, beginning January 1, 2020. In its application, SCE seeks a return on common equity of 16.60% for 2020, compared to its current CPUC ROE of 10.30%. SCE committed to reduce its ROE if there is a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform.
SCE also seeks to modify its current capital structure to increase the common equity component of its capital structure from its current authorized level of 48% to 52% in 2020 and correspondingly reduce its preferred equity from 9% to 5%. If this change is not approved, SCE seeks an additional 0.3% ROE to account for the increased leverage. SCE does not propose to change its currently authorized level of long-term debt of 43%. In the application, SCE projects a cost of long-term debt of 4.74% and an embedded cost of preferred equity of 5.70% and requests that the CPUC authorize these costs for 2020. Based on the capital structure and cost factors discussed above, SCE proposes a weighted average return on rate base of 10.96% for 2020.
Based on the revenue requirement approved in SCE's 2018 GRC, SCE's proposed cost of capital and capital structure will result in a projected revenue requirement increase in 2020 of approximately $1.2 billion from revenue currently included in electric rates of $11.1 billion.
SCE is currently evaluating the impact of AB 1054 on its Cost of Capital request.
FERC Formula Rate
2018 Formula Rate
The formula rate that SCE filed in 2017, with a January 1, 2018 effective date, is still pending resolution and is currently in settlement discussions. As a result, SCE's 2018 FERC rates remain subject to refund.
2019 Formula Rate
In April 2019, SCE filed an application with the FERC to replace the formula rate associated with its transmission facilities in 2019. In the April 2019 formula rate, SCE seeks a base return on equity of 17.12% ("FERC Base ROE"), compared to its proposed base ROE of 10.30% for its 2018 formula rate. The requested FERC Base ROE reflects a conventional ROE of

11.12% and an additional ROE of 6% to compensate investors for current wildfire risk. SCE would seek to reduce or remove the additional wildfire risk ROE if there is a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform. SCE's total ROE request, inclusive of project incentives and a 0.5% incentive for CAISO participation, is approximately 18.4%. SCE is currently evaluating the impact of AB 1054 on its ROE request.
In June 2019, the FERC accepted the April 2019 formula rate as requested and suspended it for hearing and settlement procedures for five months. Therefore, the 2019 transmission revenue requirement rate established in the 2019 annual update will continue to be effective, subject to refund, from January 1, 2019 until the end of the suspension of the new formula rate in November 2019. The new formula rate will be effective in November 2019 and will likely be subject to refund until it is ultimately approved by the FERC.
If the April 2019 formula rate is adopted as proposed, SCE's retail base transmission revenue requirement in 2020 is projected to increase by approximately $290 million from the currently effective retail base transmission revenue requirement of approximately $1.04 billion.
Energy Efficiency Mechanism
On June 4, 2019, the CPUC issued a draft resolution that if adopted would approve incentives of approximately $10.6 million for activities in program years 2016 and 2017. The proposed award is approximately 5% less than SCE's requested award as a result of a CPUC decision that changed the formula used to calculate the Energy Efficiency Savings and Performance Incentive awards.
SCE Dividends
CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of both Edison
International and SCE. In addition, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders. Under SCE's interpretation of CPUC regulations, the common equity component of SCE's capital structure must remain at or above 48% on a weighted average basis over the 37-month period that SCE's capital structure is in effect for ratemaking purposes. Under AB 1054, SCE's contributions to the insurance fund will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Under SCE's interpretation of the CPUC's capital structure decisions, SCE is required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. On February 28, 2019, SCE submitted an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE requested a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides." At June 30, 2019, without excluding the $1.8 billion after-tax wildfire related charge incurred in 2018, SCE's 37-month average common equity component of total capitalization was 48.9% and the maximum additional dividend that SCE could pay to Edison International under this limitation was $275 million, resulting in a restriction on net assets of approximately $15.2 billion. If the waiver had been approved by CPUC at June 30, 2019, SCE's 37-month average common equity component of total capitalization would have been 49.6%. In its 2020 cost of capital application filed in April 2019, SCE seeks to modify its current capital structure to increase the common equity component of its capital structure from its current authorized level of 48% to 52% in 2020. For further details, see "—Regulatory Proceedings—2020 Cost of Capital Application" above.
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
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at June 30, 2019 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2019.

(in millions)
Collateral posted[1]	$257
Incremental collateral requirements for power and energy procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	15
Incremental collateral requirements for power and energy procurement contracts resulting from adverse market price movement[3]	21
Posted and potential collateral requirements	$293
1 Net collateral provided to counterparties and other brokers consisted of $211 million in letters of credit and surety bonds and $46 million of cash, of which $27 million was offset against net derivative liabilities and $19 million of cash collateral was reflected in "Other current assets" on the consolidated balance sheets.

[2]
If SCE's credit rating falls below investment grade, existing power and energy procurement contracts would require $15 million of incremental collateral. Counterparties may also institute new collateral requirements, applicable to future transactions, at the time of a downgrade. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.

[3]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2019 due to adverse market price movements over the remaining lives of existing power contracts using a 95% confidence level.

Decommissioning of San Onofre
As discussed in the year-end 2018 MD&A, spent fuel transfer operations at San Onofre were suspended on August 3, 2018 due to an incident that occurred when an SCE contractor was loading a spent fuel canister into the Independent Spent Fuel Storage Installation (ISFSI). In May 2019, after an extensive review, the NRC determined that fuel loading can be safely resumed at San Onofre. SCE commenced fuel transfer operations at San Onofre in July 2019.
Edison International Parent and Other
In the next 12 months, Edison International expects to fund its net cash requirements through capital market and bank financings, including by issuing additional debt and equity, as needed.
In April 2019, Edison International registered additional shares of its common stock with the SEC. Edison International anticipates issuing up to $1.5 billion of registered shares of common stock, including through designated broker-dealers at prevailing market prices (an at-the-market offering), and anticipates using the proceeds for equity contributions to SCE and for general corporate and working capital purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Equity Financing."
In April 2019, Edison International entered into a $1.0 billion term loan. Of the proceeds of the term loan, $750 million was contributed to SCE and the remainder of the proceeds will be used for general corporate and working capital purposes. In June 2019, Edison International Parent issued $600 million of 5.75% senior notes due June 15, 2027. Of the proceeds of the senior notes offering, $450 million was contributed to SCE and the remainder of the proceeds will be used for general corporate and working capital purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Equity Financing." Edison International believes that these contributions, along with future proceeds from the at-the-market offering, will enable SCE to increase the common equity component of its capital structure to 52% in 2020 as proposed in SCE's Cost of Capital application filed with the CPUC in April 2019.
At June 30, 2019, Edison International Parent had approximately $1.5 billion available under its $1.5 billion credit facility. In June 2019, Edison International Parent extended its credit facility through May 2024, pursuant to an option to extend, and may extend the credit facility for one additional year with the lenders' approval.
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
Edison International may finance its ongoing cash requirements, including common stock dividends, working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with short-term or other financings, subject to availability in the bank and capital markets. Edison International anticipates issuing approximately $1.2 billion of equity to enable SCE to meet its obligation to make an initial contribution of $2.4 billion by September 10, 2019 to the wildfire fund expected to be established under AB 1054. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
A debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.70 to 1. At June 30, 2019, Edison International Parent's consolidated debt to total capitalization ratio was 0.58 to 1.
At June 30, 2019, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Edison International Parent's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit rating agencies in the first quarter of 2019. The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa3	BBB-	BBB
Outlook	Negative	Negative	Watch Negative
Edison International Parent's credit ratings may be further affected by the ultimate outcome of pending enforcement and litigation matters, including the outcome of the uncertainties and potential liabilities associated with the 2017/2018 Wildfire/Mudslide Events, and the effective reform of policies allocating liability to investor-owned utilities for damages caused by catastrophic wildfires substantially caused by utility equipment, including, without limitation, the passage of AB 1054. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.
Net Operating Loss and Tax Credit Carryforwards
Edison International has net operating loss and tax credit carryforwards retained by SCE, which are available to offset future consolidated tax income or tax liabilities. In May 2019, SCE received the 2018 GRC final decision, which included a reduction in revenue and taxable income for 2018 through 2020. At June 30, 2019, net operating loss and tax credit carryforwards reflect the impact of the 2018 GRC final decision, the potential for claims related to the 2017/2018 Wildfire/Mudslide Events, and participation in the wildfire fund as described in AB 1054. Edison International expects to realize its NOL and tax credit carryforward position through 2027.

Historical Cash Flows
SCE

	Six months ended June 30,
(in millions)	2019	2018
Net cash provided by operating activities	$673	$1,312
Net cash provided by financing activities	1,467	247
Net cash used in investing activities	(2,135)	(2,048)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5	$(489)
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2019 and 2018.

	Six months ended June 30,		Change in cash flows
(in millions)	2019	2018	2019/2018
Net income	$772	$643
Non-cash items[1]	784	1,066
Subtotal	$1,556	$1,709	$(153)
Changes in cash flow resulting from working capital[2]	(235)	(507)	272
Regulatory assets and liabilities	(543)	204	(747)
Other noncurrent assets and liabilities[3]	(105)	(94)	(11)
Net cash provided by operating activities	$673	$1,312	$(639)

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, deferred income taxes and investment tax credits, and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash provided by operating activities was impacted by the following:
Net income and non-cash items decreased in 2019 by $153 million primarily due to the adoption of the 2018 GRC final decision in the second quarter of 2019, the timing of regulatory deferral and cost recovery of wildfire insurance costs and higher revenue due to a change in estimate under the FERC formula rate mechanism, partially offset by higher wildfire mitigation costs in 2019. Non-cash items included changes in deferred income taxes and investment credits of $(175) million and $12 million in 2019 and 2018, respectively, depreciation and amortization of $834 million and $1.1 billion in 2019 and 2018, respectively, and an impairment charge of $170 million recorded in 2019 related to disallowed historical capital expenditures in SCE's 2018 GRC final decision.
Net cash for working capital was $(235) million and $(507) million during the six months ended June 30, 2019 and 2018, respectively. Net cash for working capital in 2019 was primarily impacted by insurance premium payments of $431 million for wildfire-related coverage. The net cash for each period was also impacted by the timing of disbursements of $170 million and $(55) million during the first six months of 2019 and 2018, respectively, and an increase in receivables from customers of $149 million and $499 million in 2019 and 2018, respectively.
Net cash provided by regulatory assets and liabilities, including changes in overcollections of balancing accounts was $(543) million and $204 million during the six months ended June 30, 2019 and 2018, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2019

•
BRRBA overcollections decreased by $166 million primarily due to an authorization to recover $107 million of premiums related to a wildfire insurance policy purchased in 2017, lower sales than forecasted in rates and refunds of prior overcollections (including incremental tax benefits), partially offset by distribution revenue previously collected from customers in 2019 and 2018 that will be refunded as part of SCE's 2018 GRC final decision.

•
The portfolio allocation balancing account was established in May 2019 to determine and pro-ratably recover from responsible bundled service and departing load customers the “above-market” costs of all generation resources that are eligible for cost recovery. Net undercollections for ERRA, the portfolio allocation balancing account and the new system generation program were $698 million and $741 million at June 30, 2019 and December 31, 2018, respectively. Net undercollections decreased $43 million primarily due to an increase in cash due to recovery of prior ERRA undercollections and generation revenue previously collected from customers in 2019 and 2018 that will be refunded as part of SCE's 2018 GRC final decision, partially offset by lower sales than forecasted in rates, higher than forecasted power and gas prices experienced in 2019, and charges from CPUC-authorized contract terminations.

•	Undercollections of $97 million related to fire risk mitigation costs in excess of the amounts authorized in the revenue requirement.

•
Decrease in overcollections of approximately $360 million due to the elimination of the regulatory liability that was established to record adjustments associated with the delay in the 2018 GRC decision. In May 2019, the CPUC approved the final decision in SCE's 2018 GRC, resulting in a reduction to revenue that will be refunded to customers, as discussed in BRRBA and the portfolio allocation balancing account above.

2018

•
BRRBA overcollections increased by $300 million during the first six months of 2018 primarily due to a $263 million reclassification of 2017 incremental tax benefits from TAMA to BRRBA (to be refunded in 2019) and higher sales than forecasted in rates, partially offset by a refund of 2016 incremental tax benefits.

•	Higher cash due to $125 million of overcollections for the public purpose and energy efficiency programs resulting from lower program spending.

•	Higher cash of $91 million due to cash collected for San Onofre under the Prior San Onofre Settlement Agreement.

•
Higher cash reflected in regulatory liabilities of approximately $176 million primarily due to the delay in the 2018 GRC decision. Amounts billed to customers during the first six months of 2018 were based on the 2017 authorized GRC revenue requirement, however, the amount of revenue recognized was adjusted mainly for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC and therefore, a regulatory liability was established to record any associated adjustments.

•	TAMA overcollections decreased by $263 million due to a reclassification from TAMA to BRRBA to refund customers as discussed above.

•	Lower cash due to $162 million of undercollections related to the timing of greenhouse gas auction revenue and climate credit refunds to customers.
Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($37 million and $5 million in 2019 and 2018, respectively) and SCE's payments of decommissioning costs ($98 million and $71 million in 2019 and 2018, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the six months ended June 30, 2019 and 2018. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Six months ended June 30,
(in millions)	2019	2018
Issuances of first and refunding mortgage bonds, net of discount and issuance costs	$1,087	$1,872
Capital contribution from Edison International Parent	1,200	—
Long-term debt matured	(41)	(198)
Short-term debt repayments, net of borrowings and discount	(508)	(940)
Payments of common stock dividends to Edison International	(200)	(424)
Payments of preferred and preference stock dividends	(60)	(60)
Other	(11)	(3)
Net cash provided by financing activities	$1,467	$247
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($2.2 billion and $2.1 billion for the six-month periods ended June 30, 2019 and 2018, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $72 million and $73 million during the first six months ended June 30, 2019 and 2018, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2019	2018
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$37	$5
SCE's decommissioning costs	(98)	(71)
Net cash provided by investing activities:
Proceeds from sale of investments	2,440	1,770
Purchases of investments	(2,368)	(1,697)
Net cash impact	$11	$7
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($98 million and $71 million in 2019 and 2018, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($109 million and $78 million in 2019 and 2018, respectively).
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Six months ended June 30,
(in millions)	2019	2018
Net cash used in operating activities	$(75)	$(95)
Net cash provided by (used in) financing activities	184	(501)
Net cash (used in) provided by investing activities	(1)	60
Net increase (decrease) in cash and cash equivalents	$108	$(536)

Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was as follows:

	Six months ended June 30,
(in millions)	2019	2018
Dividends paid to Edison International common shareholders	$(399)	$(394)
Dividends received from SCE	200	424
Capital contribution to SCE	(1,200)	—
Payment for stock-based compensation, net of receipt from stock option exercises	(10)	(7)
Issuance of long-term debt, net of discount and issuance costs	595	530
Issuance of term loan	1,000	—
Short-term debt repayments, net of borrowings and discount	(1)	(1,091)
Other	(1)	37
Net cash provided by (used in) financing activities	$184	$(501)
Net Cash (Used in) Provided by Investing Activities
Net cash provided by investing activities decreased $61 million during the first six months of 2019 compared to 2018 primarily due to a cash inflow of $78 million from the sale of SoCore Energy in April 2018.
Contingencies
SCE has contingencies related to the 2017/2018 Wildfire/Mudslide Events, wildfire insurance, Environmental Remediation, Nuclear Insurance and Spent Nuclear Fuel, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2018 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."
Commodity Price Risk
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $63 million and $167 million on SCE's consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
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

The amount of balance sheet exposure as described above broken down by the credit ratings of SCE's counterparties, was as follows:

	June 30, 2019
(in millions)	Exposure[2]	Collateral	Net Exposure
S&P Credit Rating[1]
A+ or higher	$63	$—	$63
A, BBB + and BBB	1	(1)	—
	$64	$(1)	$63

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2019	2018	2019	2018
Total operating revenue	$2,812	$2,815	$5,636	$5,379
Purchased power and fuel	1,135	1,112	2,140	2,038
Operation and maintenance	595	719	1,477	1,394
Depreciation and amortization	321	463	801	925
Property and other taxes	93	97	203	204
Impairment and other	170	5	166	71
Other operating income	(2)	(1)	(3)	(3)
Total operating expenses	2,312	2,395	4,784	4,629
Operating income	500	420	852	750
Interest expense	(211)	(180)	(405)	(350)
Other income and expense	55	49	93	100
Income from continuing operations before income taxes	344	289	540	500
Income tax benefit	(78)	(9)	(190)	(40)
Income from continuing operations	422	298	730	540
Net income	422	298	730	540
Preferred and preference stock dividend requirements of SCE	30	30	60	60
Other noncontrolling interests	—	(8)	—	(14)
Net income attributable to Edison International common shareholders	$392	$276	$670	$494
Amounts attributable to Edison International common shareholders:
Income from continuing operations, net of tax	$392	$276	$670	$494
Net income attributable to Edison International common shareholders	$392	$276	$670	$494
Basic earnings per share:
Weighted-average shares of common stock outstanding	326	326	326	326
Continuing operations	$1.20	$0.85	$2.05	$1.52
Basic earnings per common share attributable to Edison International common shareholders	$1.20	$0.85	$2.05	$1.52
Diluted earnings per share:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	327	327	327	327
Continuing operations	$1.20	$0.84	$2.05	$1.51
Diluted earnings per common share attributable to Edison International common shareholders	$1.20	$0.84	$2.05	$1.51

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2019	2018	2019	2018
Net income	$422	$298	$730	$540
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	2	3	4
Other	—	—	—	(5)
Other comprehensive income (loss), net of tax	1	2	3	(1)
Comprehensive income	423	300	733	539
Less: Comprehensive income attributable to noncontrolling interests	30	22	60	46
Comprehensive income attributable to Edison International	$393	$278	$673	$493

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$257	$144
Receivables, less allowances of $49 and $52 for uncollectible accounts at respective dates	795	730
Accrued unbilled revenue	562	482
Inventory	331	282
Income tax receivables	127	191
Prepaid expenses	407	148
Derivative assets	55	171
Regulatory assets	1,294	1,133
Other current assets	108	78
Total current assets	3,936	3,359
Nuclear decommissioning trusts	4,421	4,120
Other investments	83	63
Total investments	4,504	4,183
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,743 and $9,566 at respective dates	42,329	41,269
Nonutility property, plant and equipment, less accumulated depreciation of $83 and $82 at respective dates	85	79
Total property, plant and equipment	42,414	41,348
Regulatory assets	5,469	5,380
Operating lease right-of-use assets	742	—
Other long-term assets	2,456	2,445
Total long-term assets	8,667	7,825

Total assets	$59,521	$56,715

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Short-term debt	$1,213	$720
Current portion of long-term debt	479	79
Accounts payable	1,578	1,511
Customer deposits	302	299
Regulatory liabilities	767	1,532
Current portion of operating lease liabilities	108	—
Other current liabilities	1,218	1,254
Total current liabilities	5,665	5,395
Long-term debt	15,883	14,632
Deferred income taxes and credits	4,856	4,576
Pensions and benefits	864	869
Asset retirement obligations	3,016	3,031
Regulatory liabilities	8,685	8,329
Operating lease liabilities	634	—
Wildfire-related claims	4,669	4,669
Other deferred credits and other long-term liabilities	2,336	2,562
Total deferred credits and other liabilities	25,060	24,036
Total liabilities	46,608	44,063
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 325,811,206 shares issued and outstanding at respective dates)	2,555	2,545
Accumulated other comprehensive loss	(57)	(50)
Retained earnings	8,222	7,964
Total Edison International's common shareholders' equity	10,720	10,459
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Total equity	12,913	12,652

Total liabilities and equity	$59,521	$56,715

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2019	2018
Cash flows from operating activities:
Net income	$730	$540
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	837	1,074
Allowance for equity during construction	(49)	(44)
Impairment and other	166	71
Deferred income taxes and investment tax credits	(182)	(5)
Other	13	35
Nuclear decommissioning trusts	(72)	(73)
Changes in operating assets and liabilities:
Receivables	(72)	(58)
Inventory	(49)	(14)
Accounts payable	221	(4)
Tax receivables and payables	65	90
Other current assets and liabilities	(423)	(533)
Regulatory assets and liabilities, net	(543)	204
Other noncurrent assets and liabilities	(44)	(66)
Net cash provided by operating activities	598	1,217
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $18 and $33 for the respective periods	1,682	2,417
Term loan issued	1,000	—
Long-term debt matured	(41)	(213)
Short-term debt financing, net	(509)	(2,031)
Payments for stock-based compensation	(48)	(21)
Receipts from stock option exercises	25	9
Dividends to noncontrolling interests	(60)	(60)
Dividends paid	(399)	(394)
Other	1	39
Net cash provided by (used in) financing activities	1,651	(254)
Cash flows from investing activities:
Capital expenditures	(2,235)	(2,159)
Proceeds from sale of nuclear decommissioning trust investments	2,440	1,770
Purchases of nuclear decommissioning trust investments	(2,368)	(1,697)
Proceeds from sale of SoCore Energy, net of cash acquired by buyer	—	78
Other	27	20
Net cash used in investing activities	(2,136)	(1,988)
Net increase (decrease) in cash, cash equivalents and restricted cash	113	(1,025)
Cash, cash equivalents and restricted cash at beginning of period	152	1,132
Cash, cash equivalents and restricted cash at end of period	$265	$107

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2019	2018	2019	2018
Operating revenue	$2,800	$2,803	$5,616	$5,357
Purchased power and fuel	1,135	1,112	2,140	2,038
Operation and maintenance	571	694	1,440	1,345
Depreciation and amortization	320	462	800	921
Property and other taxes	93	97	202	202
Impairment and other	170	—	166	—
Other operating income	(2)	(1)	(3)	(2)
Total operating expenses	2,287	2,364	4,745	4,504
Operating income	513	439	871	853
Interest expense	(188)	(164)	(366)	(319)
Other income and expense	56	50	94	101
Income before income taxes	381	325	599	635
Income tax benefit	(68)	(2)	(173)	(8)
Net income	449	327	772	643
Less: Preferred and preference stock dividend requirements	30	30	60	60
Net income available for common stock	$419	$297	$712	$583

Consolidated Statements of Comprehensive Income		Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2019	2018	2019	2018
Net income	$449	$327	$772	$643
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1	2	3
Other	—	—	—	(5)
Other comprehensive income (loss), net of tax	1	1	2	(2)
Comprehensive income	$450	$328	$774	$641
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$26	$21
Receivables, less allowances of $49 and $51 for uncollectible accounts at respective dates	780	711
Accrued unbilled revenue	562	482
Inventory	331	282
Income tax receivables	211	312
Prepaid expenses	406	144
Derivative assets	55	171
Regulatory assets	1,294	1,133
Other current assets	96	69
Total current assets	3,761	3,325
Nuclear decommissioning trusts	4,421	4,120
Other investments	67	45
Total investments	4,488	4,165
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,743 and $9,566 at respective dates	42,329	41,269
Nonutility property, plant and equipment, less accumulated depreciation of $77 at both dates	81	75
Total property, plant and equipment	42,410	41,344
Regulatory assets	5,469	5,380
Operating lease right-of-use assets	738	—
Long-term insurance receivable due from affiliate	1,000	1,000
Other long-term assets	1,371	1,360
Total long-term assets	8,578	7,740

Total assets	$59,237	$56,574

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Short-term debt	$213	$720
Current portion of long-term debt	79	79
Accounts payable	1,577	1,519
Accrued interest	257	212
Customer deposits	302	299
Regulatory liabilities	767	1,532
Current portion of operating lease liabilities	107	—
Power purchase contracts	208	205
Other current liabilities	497	580
Total current liabilities	4,007	5,146
Long-term debt	13,946	12,892
Deferred income taxes and credits	6,184	5,898
Pensions and benefits	430	433
Asset retirement obligations	3,016	3,031
Regulatory liabilities	8,685	8,329
Operating lease liabilities	631	—
Wildfire-related claims	4,669	4,669
Other deferred credits and other long-term liabilities	2,177	2,391
Total deferred credits and other liabilities	25,792	24,751
Total liabilities	43,745	42,789
Commitments and contingencies (Note 12)
Preferred and preference stock	2,245	2,245
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	1,886	680
Accumulated other comprehensive loss	(26)	(23)
Retained earnings	9,219	8,715
Total equity	15,492	13,785

Total liabilities and equity	$59,237	$56,574

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2019	2018
Cash flows from operating activities:
Net income	$772	$643
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	834	1,069
Allowance for equity during construction	(49)	(44)
Impairment and other	166	—
Deferred income taxes and investment tax credits	(175)	12
Other	8	29
Nuclear decommissioning trusts	(72)	(73)
Changes in operating assets and liabilities:
Receivables	(80)	(67)
Inventory	(49)	(15)
Accounts payable	212	(35)
Tax receivables and payables	103	(9)
Other current assets and liabilities	(421)	(381)
Regulatory assets and liabilities, net	(543)	204
Other noncurrent assets and liabilities	(33)	(21)
Net cash provided by operating activities	673	1,312
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $13 and $28 for the respective periods	1,087	1,872
Long-term debt matured	(41)	(198)
Capital contribution from Edison International Parent	1,200	—
Short-term debt financing, net	(508)	(940)
Payments for stock-based compensation	(29)	(8)
Receipts from stock option exercises	16	3
Dividends paid	(260)	(484)
Other	2	2
Net cash provided by financing activities	1,467	247
Cash flows from investing activities:
Capital expenditures	(2,234)	(2,141)
Proceeds from sale of nuclear decommissioning trust investments	2,440	1,770
Purchases of nuclear decommissioning trust investments	(2,368)	(1,697)
Other	27	20
Net cash used in investing activities	(2,135)	(2,048)
Net increase (decrease) in cash, cash equivalents and restricted cash	5	(489)
Cash, cash equivalents and restricted cash at beginning of period	22	515
Cash, cash equivalents and restricted cash at end of period	$27	$26

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
In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been conformed to the current period's presentation.
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

Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Money market funds	$219	$116	$—	$1

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Book balances reclassified to accounts payable	$43	$65	$43	$65

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	June 30, 2019	December 31, 2018
Edison International:
Cash and cash equivalents	$257	$144
Short-term restricted cash[1]	8	8
Total cash, cash equivalents, and restricted cash	$265	$152
SCE:
Cash and cash equivalents	$26	$21
Short-term restricted cash[1]	1	1
Total cash, cash equivalents, and restricted cash	$27	$22

[1]	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
Revenue Recognition
Regulatory Proceedings
2018 General Rate Case
In May 2019, the CPUC approved a final decision in SCE's 2018 GRC. The final decision authorized a revenue requirement of $5.116 billion for 2018 and identified changes to certain balancing accounts, including the expansion of the TAMA to include the impacts of all differences between forecast and recorded tax expense. The final decision also disallowed certain historical spending, largely related to specific pole replacements the CPUC determined were performed prematurely.
The final decision allows a post-test year rate making mechanism that escalates capital additions by 2.49% for both 2019 and 2020. It also allows operation and maintenance expenses to be escalated for 2019 and 2020 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology set forth in the final decision results in a revenue requirement of $5.451 billion in 2019 and $5.863 billion in 2020.
The revenue requirements in the 2018 GRC final decision are retroactive to January 1, 2018. SCE recorded the prior period impact of the 2018 GRC final decision in the second quarter of 2019, including:

•
An increase to earnings of $131 million from the application of the decision to revenue, depreciation expense and income tax expense. Depreciation expense decreased as a result of lower authorized depreciation rates. An increase in the authorized revenue requirement for income tax expenses offsets income tax expenses recognized during 2018 and the first quarter of 2019. The reduction of revenue of $265 million reflects $289 million of lower authorized revenue related to 2018 and $24 million of higher authorized revenue in 2019. The reduction in revenue contributes to a refund to customers of $554 million which SCE recorded as a regulatory liability as of June 30, 2019. SCE expects to refund these amounts to customers through December 2020.

•
An impairment of utility property, plant and equipment of $170 million ($123 million after-tax) related to disallowed historical capital expenditures, primarily the write-off of specific pole replacements the CPUC determined were performed prematurely.

See Note 11 for further information.
FERC Formula Rate
In October 2017, SCE filed its new formula rate with the FERC. In December 2017, the FERC issued an order setting the effective date of SCE's new FERC formula rate as of January 1, 2018, subject to settlement procedures and refund. In November 2018, SCE filed its 2019 annual update with the FERC with the proposed rates effective January 1, 2019, subject to settlement procedures and refund, and requested a decrease in transmission revenue requirement of $131 million, or 11% from amounts currently authorized in rates. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in 2018 and 2019 based on the FERC formula rate adjusted for the impact of Tax Reform and other adjustments.
In April 2019, SCE filed an application with the FERC to replace the formula rate associated with its transmission facilities in 2019. In the April 2019 formula rate, SCE seeks a base return on equity of 17.12% ("FERC Base ROE"), compared to its proposed base ROE of 10.30% for its 2018 formula rate. The requested FERC Base ROE reflects a conventional ROE of 11.12% and an additional ROE of 6% to compensate investors for current wildfire risk. SCE would seek to reduce or remove the additional wildfire risk ROE if there is a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform. SCE's total ROE request, inclusive of project incentives and a 0.5% incentive for CAISO participation, is approximately 18.4%. SCE is currently evaluating the impact of California Assembly Bill 1054 ("AB 1054") on its ROE request. See Note 12 for further information.
In June 2019, the FERC accepted the April 2019 formula rate as requested and suspended it for hearing and settlement procedures for five months. Therefore, the 2019 transmission revenue requirement rate established in the 2019 annual update will continue to be effective, subject to refund, from January 1, 2019 until the end of the suspension of the new formula rate on November 12, 2019. The new formula rate will be effective in November 2019 and will likely be subject to refund until it is ultimately approved by the FERC.
If the April 2019 formula rate is adopted as proposed, SCE's retail base transmission revenue requirement in 2020 is projected to increase $290 million from the currently effective retail base transmission revenue requirement of approximately $1.04 billion.
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

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2019	2018	2019	2018
Basic earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$392	$276	$670	$494
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$392	$276	$670	$494
Weighted average common shares outstanding	326	326	326	326
Basic earnings per share – continuing operations	$1.20	$0.85	$2.05	$1.52
Diluted earnings per share – continuing operations:
Income from continuing operations attributable to common shareholders	$392	$276	$670	$494
Participating securities dividends	—	—	—	—
Income from continuing operations available to common shareholders	$392	$276	$670	$494
Income impact of assumed conversions	—	—	—	—
Income from continuing operations available to common shareholders and assumed conversions	$392	$276	$670	$494
Weighted average common shares outstanding	326	326	326	326
Incremental shares from assumed conversions	1	1	1	1
Adjusted weighted average shares – diluted	327	327	327	327
Diluted earnings per share – continuing operations	$1.20	$0.84	$2.05	$1.51

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 7,426,319 and 6,223,964 shares of common stock for the three months ended June 30, 2019 and 2018, respectively, and 7,435,580 and 6,223,964 shares for the six months ended June 30, 2019 and 2018, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

New Accounting Guidance
Accounting Guidance Adopted
On January 1, 2019, Edison International and SCE adopted accounting standards updates that require lessees to recognize a lease on the balance sheet as a right-of-use ("ROU") asset and related lease liability and classify the lease as either operating or finance. Edison International and SCE adopted this guidance using the modified retrospective approach for leases that existed as of the adoption date and elected the optional transition method not to restate periods prior to the adoption date. Edison International and SCE also elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and the practical expedient not to reassess existing land easements. Adoption of this standard increased ROU assets and lease liabilities on the consolidated balance sheets by $956 million and $951 million as of January 1, 2019 for Edison International and SCE, respectively. The standard did not materially impact the consolidated statements of income for Edison International or SCE.
Based on accounting standards adopted at January 1, 2019, a lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. This occurs when an entity has the right to obtain substantially all of the economic benefits from and has the right to direct the use of the identified asset. SCE determines if an arrangement is a lease at contract inception, and for all classes of assets, SCE includes both lease and non-lease components as a single component and accounts for it as a lease. Lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. Lease ROU assets are based on the liability, subject to adjustments, such as lease incentives. In measuring lease assets and liabilities, SCE excludes variable lease payments, other than those that depend on an index, a rate or are in substance fixed payments. SCE's lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases are included in operating lease ROU assets and operating lease liabilities on the consolidated balance sheets. Finance leases are included in property, plant and equipment and other liabilities on the consolidated balance sheets. See Note 13 for further information.
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
In August 2018, the FASB issued an accounting standards update to remove, modify, and add certain disclosure requirements related to fair value measurement. Edison International and SCE adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on Edison International's and SCE's disclosures. See Note 4 for further information.
Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued an accounting standards update to require the use of the current expected credit loss model to measure impairment of financial instruments and the use of an allowance to record estimated credit losses on available-for-sale debt securities. The guidance, as amended in November 2018 and May 2019, allows entities to irrevocably elect the fair value option for any financial instrument previously measured on an amortized costs basis. The guidance is effective January 1, 2020. Edison International and SCE are currently evaluating the impact of this new guidance.
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
Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three and six months ended June 30, 2019:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2018	$2,545	$(50)	$7,964	$10,459	$2,193	$12,652
Net income	—	—	278	278	30	308
Other comprehensive income	—	2	—	2	—	2
Cumulative effect of accounting changes[1]	—	(10)	10	—	—	—
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(18)	(18)	—	(18)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at March 31, 2019	$2,550	$(58)	$8,034	$10,526	$2,193	$12,719
Net income	—	—	392	392	30	$422
Other comprehensive income	—	1	—	1	—	1
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(4)	(4)	—	(4)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at June 30, 2019	$2,555	$(57)	$8,222	$10,720	$2,193	$12,913

[1]
Edison International recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards updates on the reclassification of stranded tax effects resulting from Tax Reform. See Note 1 for further information.

The following table provides Edison International's changes in equity for the three and six months ended June 30, 2018:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866
Net income (loss)	—	—	218	218	(3)	30	245
Other comprehensive income	—	2	—	2	—	—	2
Cumulative effect of accounting changes[1]	—	(5)	10	5	—	—	5
Common stock dividends declared ($0.6050 per share)	—	—	(197)	(197)	—	—	(197)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(8)	(8)	—	—	(8)
Noncash stock-based compensation	5	—	—	5	—	—	5
Other	—	—	—	—	1	—	1
Balance at March 31, 2018	$2,531	$(46)	$9,211	$11,696	$—	$2,193	$13,889
Net income (loss)	—	—	276	276	(8)	30	298
Other comprehensive income	—	2	—	2	—	—	2
Contribution from tax equity investor	—	—	—	—	24	—	24
Common stock dividends declared ($0.6050 per share)	—	—	(197)	(197)	—	—	(197)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(4)	(4)	—	—	(4)
Noncash stock-based compensation	6	—	—	6	—	—	6
Deconsolidation of SoCore Energy	—	—	—	—	(15)	—	(15)
Other	—	—	—	—	(1)	—	(1)
Balance at June 30, 2018	$2,537	$(44)	$9,286	$11,779	$—	$2,193	$13,972

[1]
Edison International recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on revenue recognition and the measurement of financial instruments.

The following table provides SCE's changes in equity for the three and six months ended June 30, 2019:

(in millions, except per-share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	1	—	1
Cumulative effect of accounting change[1]	—	—	—	(5)	5	—
Dividends declared on common stock ($0.4599 per share)	—	—	—	—	(200)	(200)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(12)	(12)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2019	$2,245	$2,168	$683	$(27)	$8,801	$13,870
Net income	—	—	—	—	449	449
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	1,200	—	—	1,200
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(1)	(1)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2019	$2,245	$2,168	$1,886	$(26)	$9,219	$15,492

[1]
SCE recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform. See Note 1 for further information.

The following table provides SCE's changes in equity for the three and six months ended June 30, 2018:

(in millions, except per-share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2017	$2,245	$2,168	$671	$(19)	$9,607	$14,672
Net income	—	—	—	—	316	316
Other comprehensive income	—	—	—	2	—	2
Cumulative effect of accounting change[1]				(5)	5	—
Dividends declared on common stock ($0.4875 per share)	—	—	—	—	(212)	(212)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(2)	(2)
Noncash stock-based compensation	—	—	2	—	—	2
Balance at March 31, 2018	$2,245	$2,168	$673	$(22)	$9,684	$14,748
Net income	—	—	—	—	327	327
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.2299 per share)	—	—	—	—	(100)	(100)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(3)	(3)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2018	$2,245	$2,168	$676	$(21)	$9,878	$14,946

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
SCE has power purchase agreements ("PPAs") that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants, contracts with qualifying facilities ("QF") that contain variable pricing provisions based on the price of natural gas and renewable energy contracts through which SCE absorbs commodity price risk. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs result from current amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its California Public Utilities Commission ("CPUC")-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 11 of the 2018 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,874 MW and 3,575 MW at June 30, 2019 and 2018, respectively, and the amounts that SCE paid to these projects were $122 million and $99 million for the three months ended June 30, 2019 and 2018, respectively, and $275 million and $239 million for the six months ended June 30, 2019 and 2018, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
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
The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of June 30, 2019 and December 31, 2018, consisted of investments of $400 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended June 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2019
Dividend income	$5	$4	$5	$4	$6
Dividend distributions	5	4	5	4	6
2018
Dividend income	$5	$4	$5	$4	$6
Dividend distributions	5	4	5	4	6

	Six months ended June 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2019
Dividend income	$10	$8	$9	$8	$12
Dividend distributions	10	8	9	8	12
2018
Dividend income	$10	$8	$9	$8	$12
Dividend distributions	10	8	9	8	12

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2019 and December 31, 2018, nonperformance risk was not material for Edison International and SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$3	$63	$(3)	$63
Other	9	21	—	—	30
Nuclear decommissioning trusts:
Stocks[2]	1,611	—	—	—	1,611
Fixed Income[3]	960	1,821	—	—	2,781
Short-term investments, primarily cash equivalents	79	21	—	—	100
Subtotal of nuclear decommissioning trusts[4]	2,650	1,842	—	—	4,492
Total assets	2,659	1,866	63	(3)	4,585
Liabilities at fair value
Derivative contracts	—	34	—	(30)	4
Total liabilities	—	34	—	(30)	4
Net assets	$2,659	$1,832	$63	$27	$4,581

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$32	$141	$—	$173
Other	9	21	—	—	30
Nuclear decommissioning trusts:
Stocks[2]	1,382	—	—	—	1,382
Fixed Income[3]	1,001	1,665	—	—	2,666
Short-term investments, primarily cash equivalents	120	95	—	—	215
Subtotal of nuclear decommissioning trusts[4]	2,503	1,760	—	—	4,263
Total assets	2,512	1,813	141	—	4,466
Liabilities at fair value
Derivative contracts	—	13	—	(7)	6
Total liabilities	—	13	—	(7)	6
Net assets	$2,512	$1,800	$141	$7	$4,460

[1]	Represents the netting of assets and liabilities under master netting agreements and cash collateral.

[2]	Approximately 71% of SCE's equity investments were in companies located in the United States at both June 30, 2019 and December 31, 2018.

[3]	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities of $67 million at both June 30, 2019 and December 31, 2018.

[4]
Excludes net payables of $71 million and $143 million at June 30, 2019 and December 31, 2018, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $219 million and $115 million at June 30, 2019 and December 31, 2018, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Fair value of net assets at beginning of period	$95	$81	$141	$101
Total realized/unrealized losses[1]	(32)	(29)	(78)	(49)
Fair value of net assets at end of period[2]	$63	$52	$63	$52
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(7)	$7	$(3)	$7

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[2]	There were no material transfers into or out of Level 3 during 2019 and 2018.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
June 30, 2019	$63	$—	Auction prices	CAISO CRR auction prices	$(7.02) - $41.52 ($1.23)
December 31, 2018	141	—	Auction prices	CAISO CRR auction prices	$(7.41) - $41.52 ($1.62)

Level 3 Fair Value Uncertainty
For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value as of June 30, 2019, respectively.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	June 30, 2019		December 31, 2018
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$16,362	$17,386	$14,711	$14,844
SCE	14,025	15,046	12,971	13,180

[1]	Carrying value is net of debt issuance costs.
2 The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.

Note 5.    Debt and Equity Financing
Long-Term Debt
During the first quarter of 2019, SCE issued $500 million of 4.20% first and refunding mortgage bonds due in 2029 and $600 million of 4.875% first and refunding mortgage bonds due in 2049. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.
In June 2019, Edison International Parent issued $600 million of 5.75% senior notes due June 15, 2027. Of the proceeds of the senior note offering, $450 million was contributed to SCE with the remainder to be used for general corporate and working capital purposes.
Credit Agreements and Short-Term Debt
In February 2019, SCE borrowed $750 million under a Term Loan Agreement due in February 2020, with a variable interest rate based on the London Interbank Offered Rate plus 70 basis points. The proceeds were used to repay SCE's commercial paper borrowings and for general corporate purposes.
In April 2019, Edison International Parent borrowed $1.0 billion under a Term Loan Agreement due in April 2020, with a variable interest rate based on the London Interbank Offered Rate plus 90 basis points. Of the proceeds of the term loan, $750 million was contributed to SCE with the remainder to be used for general corporate and working capital purposes. SCE used the $750 million contribution to repay its February 2019 Term Loan discussed above.
In June 2019, SCE and Edison International Parent amended the maturity date of their multi-year revolving credit facilities of $3.0 billion and $1.5 billion, respectively. The facilities now mature in May 2024, with an option to extend for an additional year, which may be exercised upon agreement between SCE or Edison International Parent and their respective lenders. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes.
In June 2019, SCE used the $450 million capital contribution from Edison International Parent to repay commercial paper borrowings and for general corporate purposes. At June 30, 2019, SCE's outstanding commercial paper, net of discount, was $213 million at a weighted-average interest rate of 2.89%. At June 30, 2019, letters of credit issued under SCE's credit facility aggregated $209 million, substantially all of which are scheduled to expire in twelve months or less. At December 31, 2018, the outstanding commercial paper, net of discount, was $720 million at a weighted-average interest rate of 3.23%.
Edison International Parent had no outstanding commercial paper at both June 30, 2019 and December 31, 2018.
Issuance of Common Stock
At-the-Market Program
In May 2019, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market" ("ATM") program under which it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. As of June 30, 2019, no sales had occurred and Edison International has no obligation to sell the remaining shares available under the ATM program.

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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $4 million as of June 30, 2019 and December 31, 2018, for which SCE has posted no collateral and $17 million collateral at June 30, 2019 and December 31, 2018, respectively, to its counterparties for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2019, SCE would be required to post $5 million of additional collateral.
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

	June 30, 2019
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term[1]	Subtotal	Short-Term[2]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$58	$8	$66	$34	$—	$34	$32
Gross amounts offset in the consolidated balance sheets	(3)	—	(3)	(3)	—	(3)	—
Cash collateral posted[3]	—	—	—	(27)	—	(27)	27
Net amounts presented in the consolidated balance sheets	$55	$8	$63	$4	$—	$4	$59

	December 31, 2018
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term[1]	Subtotal	Short-Term[2]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$171	$2	$173	$13	$—	$13	$160
Gross amounts offset in the consolidated balance sheets	—	—	—	—	—	—	—
Cash collateral posted	—	—	—	(7)	—	(7)	7
Net amounts presented in the consolidated balance sheets	$171	$2	$173	$6	$—	$6	$167

1 Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
2 Included in "Other current liabilities" on Edison International's and SCE's consolidated balance sheets.
3 At June 30, 2019, SCE posted $46 million of cash, of which $27 million was offset against net derivative liabilities and $19 million was reflected in "Other current assets" on the consolidated balance sheets.
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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Realized gains (losses)	$(2)	$(8)	$30	$(20)
Unrealized losses	(78)	(12)	(128)	(26)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2019	December 31, 2018
Electricity options, swaps and forwards	GWh	4,750	2,786
Natural gas options, swaps and forwards	Bcf	28	20
Congestion revenue rights	GWh	30,247	54,453

Note 7.    Revenue
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

The following table is a summary of SCE's revenue:

	Three months ended June 30, 2019			Three months ended June 30, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2,3]	$1,532	$767	$2,299	$1,534	$1,146	$2,680
Alternative revenue programs and other operating revenue[4]	5	496	501	1	122	123
Total operating revenue	$1,537	$1,263	$2,800	$1,535	$1,268	$2,803

	Six months ended June 30, 2019			Six months ended June 30, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2,3]	$3,034	$1,724	$4,758	$3,070	$2,338	$5,408
Alternative revenue programs and other operating revenue[4]	53	805	858	(22)	(29)	(51)
Total operating revenue	$3,087	$2,529	$5,616	$3,048	$2,309	$5,357

[1]
In the absence of a 2018 GRC decision, SCE recognized CPUC revenue in 2018 and the three months ended March 31, 2019 based on the 2017 authorized revenue requirement adjusted mainly for the July 2017 cost of capital decision and Tax Reform. SCE recorded the impact of the 2018 GRC final decision in the second quarter of 2019, including a $265 million reduction in revenue. The 2018 GRC final decision results in 2018 and 2019 base rate revenue requirements of $5.116 billion and $5.451 billion, respectively. For further information, see Note 1.

[2]
At June 30, 2019 and December 31, 2018, SCE's receivables related to contracts from customers were $1.2 billion and $1.1 billion, respectively, which include accrued unbilled revenue of $562 million and $482 million, respectively.

[3]
Includes SCE's franchise fees billed to customers of $25 million and $29 million for the three months ended June 30, 2019 and 2018, respectively, and $53 million and $57 million for the six months ended June 30, 2019 and 2018, respectively.

[4]	Includes differences between amounts billed and authorized levels for both CPUC and FERC.

Note 8.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Edison International:
Income from continuing operations before income taxes	$344	$289	$540	$500
Provision for income tax at federal statutory rate of 21%	72	61	113	105
Increase in income tax from:
State tax, net of federal benefit	2	—	(5)	(5)
Property-related	(74)	(69)	(143)	(138)
Shared-based compensation	—	—	(2)	—
2018 GRC Final Decision	(80)	—	(80)	—
Deferred tax re-measurement[1]	—	—	(69)	—
Other	2	(1)	(4)	(2)
Total income tax benefit from continuing operations	$(78)	$(9)	$(190)	$(40)
Effective tax rate	(22.7)%	(3.1)%	(35.2)%	(8.0)%
SCE:
Income from continuing operations before income taxes	$381	$325	$599	$635
Provision for income tax at federal statutory rate of 21%	80	68	126	133
Increase in income tax from:
State tax, net of federal benefit	3	3	(2)	4
Property-related	(74)	(69)	(143)	(138)
Shared-based compensation	—	—	(2)	—
2018 GRC Final Decision	(80)	—	(80)	—
Deferred tax re-measurement[1]	—	—	(69)	—
Other	3	(4)	(3)	(7)
Total income tax benefit from continuing operations	$(68)	$(2)	$(173)	$(8)
Effective tax rate	(17.8)%	(0.6)%	(28.9)%	(1.3)%

1 Relates to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates, while other deferred tax re-measurement belongs to the shareholders.
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
2018 GRC Final Decision
SCE recorded a tax benefit of $80 million related to the adoption of the 2018 GRC final decision primarily related to tax benefits on property-related items. This change primarily results from an updated estimate in the amount of excess deferred taxes returned to ratepayers for the year 2018.

Tax Disputes
Tax years that remain open for examination by the Internal Revenue Service ("IRS") and the California Franchise Tax Board are 2015 – 2017 and 2010 – 2017, respectively. Edison International has settled all open tax positions with the IRS for taxable years prior to 2013.
In the fourth quarter of 2018, Edison International recorded the impacts of a settlement reached with the California Franchise Tax Board for tax years 1994 – 2006 that resulted in a $65 million refund of tax and interest. This refund was received in the second quarter of 2019. Tax years 2007 – 2009 are currently under protest with the California Franchise Tax Board.
Note 9.    Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components for continuing operations are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Edison International:
Service cost	$32	$32	$64	$64
Non-service cost (benefit)
Interest cost	39	35	78	70
Expected return on plan assets	(52)	(56)	(104)	(113)
Amortization of prior service cost	1	—	1	1
Amortization of net loss[1]	2	2	4	4
Regulatory adjustment	(4)	3	(8)	5
Total non-service benefit[2]	$(14)	$(16)	$(29)	$(33)
Total expense recognized	$18	$16	$35	$31
SCE:
Service cost	$31	$31	$62	$62
Non-service cost (benefit)
Interest cost	36	32	71	64
Expected return on plan assets	(49)	(54)	(98)	(107)
Amortization of prior service cost	1	—	1	1
Amortization of net loss[1]	2	2	3	3
Regulatory adjustment	(4)	3	(8)	5
Total non-service benefit[2]	$(14)	$(17)	$(31)	$(34)
Total expense recognized	$17	$14	$31	$28

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $2 million, respectively, for the three months ended June 30, 2019, and $4 million and $3 million, respectively, for the six months ended June 30, 2019. The amount reclassified for Edison International and SCE was $2 million and $2 million, respectively, for the three months ended June 30, 2018, and $4 million and $3 million, respectively, for the six months ended June 30, 2018.

2 Included in "Other income and expense" on Edison International's and SCE's consolidated statement of income.

Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for continuing operations for Edison International and SCE are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Service cost	$8	$10	$16	$19
Non-service cost (benefit)
Interest cost	21	21	42	42
Expected return on plan assets	(28)	(30)	(56)	(60)
Amortization of prior service cost	—	(1)	—	(1)
Amortization of net gain	(1)	—	(2)	—
Regulatory adjustment	6	—	12	—
Total non-service cost benefit[1]	$(2)	$(10)	$(4)	$(19)
Total expense	$6	$—	$12	$—

1 Included in "Other income and expense" on Edison International's and SCE's consolidated statement of income.
Note 10.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Stocks	—	*	*	$1,611	$1,381
Municipal bonds	2057	$624	$665	762	767
U.S. government and agency securities	2067	1,184	1,193	1,326	1,288
Corporate bonds	2068	621	573	693	611
Short-term investments and receivables/payables[1]	One-year	27	70	29	73
Total		$2,456	$2,501	$4,421	$4,120

*	Equity investments are measured at fair value.

[1]
Short-term investments include $14 million and $71 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by July 1, 2019 and January 2, 2019 as of June 30, 2019 and December 31, 2018, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.7 billion and $1.4 billion at June 30, 2019 and December 31, 2018, respectively, and other-than-temporary impairments of $160 million and $170 million at the respective periods.
Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $383 million and $323 million at June 30, 2019 and December 31, 2018, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion and $3.8 billion at June 30, 2019 and December 31, 2018, respectively.

The following table summarizes the gains and (losses) for the trust investments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Gross realized gains	$22	$26	$45	$87
Gross realized loss	—	(2)	—	(10)
Net unrealized gains (losses) for equity securities	38	(5)	206	(68)

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2019	December 31, 2018
Current:
Regulatory balancing accounts	$987	$814
Power contracts	285	305
Other	22	14
Total current	1,294	1,133
Long-term:
Deferred income taxes, net of liabilities	3,800	3,589
Pensions and other postretirement benefits	278	271
Power contracts	561	700
Unamortized investments, net of accumulated amortization	113	118
Unamortized loss on reacquired debt	148	153
Regulatory balancing accounts	346	360
Environmental remediation	132	134
Other	91	55
Total long-term	5,469	5,380
Total regulatory assets	$6,763	$6,513

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2019	December 31, 2018
Current:
Regulatory balancing accounts	$728	$1,080
Energy derivatives	24	158
2018 GRC[1]	—	274
Other	15	20
Total current	767	1,532
Long-term:
Cost of removal	2,737	2,769
Re-measurement of deferred taxes[2]	2,530	2,776
Recoveries in excess of ARO liabilities[3]	1,454	1,130
Regulatory balancing accounts	1,591	1,344
Other postretirement benefits	194	185
Other	179	125
Total long-term	8,685	8,329
Total regulatory liabilities	$9,452	$9,861

[1]
During 2018, SCE recorded CPUC revenue based on the 2017 authorized revenue requirement adjusted for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC. SCE recorded regulatory liabilities associated with these adjustments. In May 2019, these regulatory liabilities were reversed due to the adoption of 2018 GRC final decision. For further information, see Note 1.

[2]
SCE decreased its regulatory liability and recorded an income tax benefit of $69 million during the first six months of 2019 related to changes in the allocation of deferred tax re-measurement between customers and shareholders. For further information, see Note 8.

3 Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 10 for further discussion.

Net Regulatory Balancing Accounts
The following table summarizes the significant components of regulatory balancing accounts included in the above tables of regulatory assets and liabilities:

(in millions)	June 30, 2019	December 31, 2018
Asset (liability)
Energy resource recovery account	$636	$815
Portfolio allocation balancing account[1]	143	—
New system generation balancing account	(81)	(74)
Public purpose programs and energy efficiency programs	(1,285)	(1,200)
Tax accounting memorandum account and pole loading balancing account[2]	(19)	28
Base revenue requirement balancing account[3]	(462)	(628)
DOE litigation memorandum account	(70)	(69)
Greenhouse gas auction revenue and low carbon fuel standard revenue	(102)	(81)
FERC balancing accounts	(88)	(180)
Catastrophic event memorandum account	92	144
Wildfire expense memorandum account	122	128
Fire risk mitigation memorandum account[4]	97	—
Other	31	(133)
Liability	$(986)	$(1,250)

[1]
In May 2019, the CPUC approved a portfolio allocation balancing account to determine and pro-ratably recover from responsible bundled service and departing load customers the “above-market” costs of all generation resources that are eligible for cost recovery.

[2]
The 2018 GRC final decision approved changes to expand the use of the two-way TAMA. The expanded TAMA will track revenue differences resulting from changes in income tax expense caused by net revenue changes, mandatory or elective tax law changes, tax accounting changes, tax procedural changes, or tax policy changes during the 2018 GRC period.

3 The base revenue requirement balancing account at June 30, 2019 includes recovery of $107 million of premiums related to a 12-month, $300 million wildfire insurance policy purchased in December 2017.
4 In March 2019, the CPUC approved a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to the amount in SCE's revenue requirement.
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
SCE has agreed to indemnify the City of Redlands, California in connection with the Mountainview power plant's California Energy Commission permit for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. As of June 30, 2019, there has been no groundwater contamination identified. Thus, SCE has not recorded a liability related to this indemnity.

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
SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk (“HFRA”). The reduction of the areas identified by SCE as HFRA from 35% to 27% of its service territory resulted from a thorough evaluation of the areas after the CPUC released its High Fire-Threat District maps in 2018.
In December 2017 and November 2018, wind-driven wildfires impacted portions of SCE's service territory, causing substantial damage to both residential and business properties and service outages for SCE customers. The investigating government agencies, the Ventura County Fire Department ("VCFD") and California Department of Forestry and Fire Protection ("CAL FIRE"), have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by a second fire that originated near Koenigstein Road in the City of Santa Paula (the "Koenigstein Fire"). While the progression of these two fires remains under review, the December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. According to CAL FIRE information, the Thomas and Koenigstein Fires, collectively, burned over 280,000 acres, destroyed or damaged an estimated 1,343 structures and resulted in two confirmed fatalities. The largest of the November 2018 fires, known as the Woolsey Fire, originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to CAL FIRE information, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three confirmed fatalities.
As described below, multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by mudslides and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides") based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 confirmed fatalities, with two additional fatalities presumed.
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
Final determinations of liability for the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (each a "2017/2018 Wildfire/Mudslide Event," and, collectively, the "2017/2018 Wildfire/Mudslide Events"), including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a liability to be accrued under accounting standards. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events and have accrued a liability of $4.7 billion in the fourth quarter of 2018. In the fourth quarter of 2018, Edison International and SCE also recorded expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $135 million. The net charge to earnings recorded in the fourth quarter of 2018 was $1.8 billion after-tax. The liability that was accrued corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE will seek to offset any actual losses realized with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. See "—Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" for additional information.
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
Additionally, in July 2018 and September 2018, two separate derivative lawsuits for breach of fiduciary duties and unjust enrichment were filed in the Los Angeles Superior Court against certain current and former members of the Boards of Directors of Edison International and SCE. Edison International and SCE are identified as nominal defendants in those actions. The derivative lawsuits generally allege that the individual defendants violated their fiduciary duties by causing or allowing SCE to operate in an unsafe manner in violation of relevant regulations, resulting in substantial liability and damage from the Thomas and Koenigstein Fires and the Montecito Mudslides. The July 2018 lawsuit has been dismissed at plaintiff's request.
In November 2018, a purported class action lawsuit alleging securities fraud and related claims was filed in the federal court against Edison International, SCE and certain current and former officers of Edison International and SCE. The plaintiff alleges that Edison International and SCE made false and/or misleading statements in filings with the Securities and Exchange Commission by failing to disclose that SCE had allegedly failed to maintain its electric transmission and distribution networks in compliance with safety regulations, and that those alleged safety violations led to fires that occurred in 2018, including the Woolsey Fire.
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
For events that occurred in 2017 and early 2018, principally the Thomas and Koenigstein Fires and Montecito Mudslides, SCE has $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. SCE also had other general liability insurance coverage of approximately $450 million, but it is uncertain whether these other policies would apply to liabilities alleged to be related to the Montecito Mudslides. For the Woolsey Fire, SCE has an additional $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable. At June 30, 2019, Edison International and SCE had recorded $2.0 billion for expected insurance recoveries associated with the recorded loss for the 2017/2018 Wildfire/Mudslide Events. SCE will seek to recover uninsured costs resulting from the 2017/2018 Wildfire/Mudslide Events through electric rates. The amount of the receivable is subject to change based on additional information. Recovery of these costs is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable. SCE will seek recovery of the CPUC portion of any uninsured wildfire-related costs through its WEMA or its Catastrophic Event Memorandum Account ("CEMA"). See "Recovery of Wildfire-Related Costs" below.
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded a regulatory asset of $135 million, the FERC portion of the $4.7 billion liability accrued.
At June 30, 2019 and December 31, 2018, Edison International's and SCE's balance sheets include estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $4.7 billion for the 2017/2018 Wildfire/Mudslide Events.

Current Wildfire Insurance Coverage
SCE has approximately $1.2 billion of wildfire-specific insurance coverage for events that may occur during the period June 1, 2019 through June 30, 2020, subject to up to $115 million of co-insurance and $50 million of self-insured retention, which results in net coverage of approximately $1 billion. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits.
SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the number of recent and significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. As such, SCE may not be able to obtain sufficient wildfire insurance at a reasonable cost.
Based on policies currently in effect, SCE anticipates that its wildfire insurance expense in 2019, prior to any regulatory deferrals, will total approximately $400 million. In February 2019, the CPUC approved recovery of $107 million of the costs incurred by SCE to obtain a 12-month, $300 million wildfire insurance policy in December 2017. As a result of this decision, SCE will recover these insurance premiums during 2019. As of June 30, 2019, SCE had regulatory assets of approximately $193 million related to wildfire insurance costs and believes that such amounts are probable of recovery. While SCE believes that amounts deferred are probable of recovery, there is no assurance that SCE will be allowed to recover costs that have been incurred, or costs incurred in the future for additional wildfire insurance, in electric rates.
Recovery of Wildfire-Related Costs
Pre-AB 1054 Cost Recovery
California courts have previously found investor-owned utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement through recovery of uninsured wildfire-related costs in electric rates. However, in November 2017, the CPUC issued a decision denying SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 wildfires, finding that SDG&E did not meet the prudency standard because it did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. In July 2018, the CPUC denied both SDG&E's application for rehearing on its cost recovery request and a joint application for rehearing filed by SCE and PG&E limited to the applicability of inverse condemnation principles in the same proceeding. Because the California Court of Appeal and the California Supreme Court both denied SDG&E's petitions for review of the CPUC's denial of SDG&E's application, SDG&E has petitioned the United States Supreme Court to conduct the same review.
Edison International and SCE continue to pursue legislative, regulatory and legal strategies to address the application of a strict liability standard to wildfire-related damages without the ability to recover resulting costs in electric rates.
2019 Wildfire Legislation
On July 12, 2019, California Assembly Bill 1054 ("AB 1054") was signed by the Governor of California and became effective immediately. The summary of the wildfire legislation below is based on SCE’s interpretation of AB 1054.
AB 1054 establishes a wildfire fund to reimburse utilities for payment of third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1 billion or the utility's insurance coverage. The wildfire fund will only be available for claims related to wildfires ignited after July 12, 2019 that are determined to have been caused by a utility by the responsible government investigatory agency.
The wildfire fund can take one of two forms, an insurance fund or a liquidity fund. SCE, PG&E and SDG&E have notified the CPUC of their commitment to the insurance fund. The insurance fund will be established if both SCE and SDG&E make their initial contributions to the fund by September 10, 2019. If either SCE or SDG&E fail to make their initial contributions by the required date, the insurance fund will not be established and the wildfire fund will be a liquidity fund. Ratepayers are expected to contribute $10.5 billion to the wildfire fund that is established through an anticipated bond offering securitized through a dedicated rate component attributable to the California Department of Water Resources.
If the insurance fund is established, the CPUC will be required to apply a new standard when assessing the prudency of a participating utility in connection with a request for recovery of wildfire costs and, if the utility has a valid safety certification, shareholder liability for disallowed wildfire costs will be subject to a cap for as long as the fund is in existence.

Further, under AB 1054, SCE is required to make certain capital investments without a return on equity, is required to file a wildfire mitigation plan every three years beginning in 2020, and can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan. On July 25, 2019, SCE obtained its initial safety certification that will be valid for twelve months.
A lawsuit challenging the validity of AB 1054 was filed in federal court on July 19, 2019. Edison International and SCE are unable to predict the outcome of this lawsuit.
Insurance Fund
The insurance fund, if it is established, is expected to be initially funded by the $10.5 billion to be contributed by ratepayers and $7.5 billion in initial contributions from PG&E, SCE and SDG&E. PG&E's participation in, and contributions to, the insurance fund is subject to it emerging from bankruptcy and meeting certain other conditions prior to June 30, 2020. If PG&E is unable to participate in the fund, the investor-owned utility initial contributions to the fund are expected to be approximately $2.7 billion. SCE, SDG&E and PG&E are also expected to make aggregate annual contributions of $3 billion to the insurance fund over a 10-year period. If PG&E is unable to participate in the fund, the investor-owned utility aggregate annual contributions to the fund are expected to be approximately $1 billion.
SCE has committed to make an initial contribution of approximately $2.4 billion, and ten annual contributions of approximately $95 million per year starting on January 1, 2020, to the insurance fund. Edison International and SCE are evaluating funding options to support SCE's initial contribution to the insurance fund and anticipate raising approximately $1.2 billion from the issuance of Edison International equity and approximately $1.2 billion from the issuance of long-term debt at SCE. SCE's contributions to the insurance fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the insurance fund.
Edison International and SCE are currently evaluating the accounting impact of SCE's anticipated contributions to the insurance fund, which may include a material charge to the earnings of Edison International and SCE that would not be greater than the total of SCE's anticipated contributions to the insurance fund. SCE may, as a result of incurring a material charge, be temporarily unable to obtain financing through the issuance of first mortgage bonds, in which case SCE may be required to issue subordinated or unsecured debt and, as a result, could incur increased borrowing costs relative to first mortgage bonds.
Participating investor-owned utilities will be reimbursed from the insurance fund for eligible claims, subject to the fund administrator's review, and will be required to reimburse the insurance fund for withdrawn amounts that the CPUC disallows, subject, in some instances, to the Liability Cap (as defined below). If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the insurance fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination ("Liability Cap"). The initial Liability Cap for SCE will be approximately $2.5 billion based on its 2019 rate base, and will be adjusted annually. SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The insurance fund, and consequently the Liability Cap, will terminate when the administrator determines that the insurance fund has been exhausted.
AB 1054 Prudency Standard
If the insurance fund is established, AB 1054 creates a new standard that the CPUC must apply to determine whether a utility was prudent and therefore able to recover wildfire costs through the insurance fund or, if the insurance fund has been exhausted, through electric rates. The new standard, if it is established, will apply to requests for recovery of wildfire costs for wildfires ignited after July 12, 2019. Under AB 1054, prudent conduct occurs when the conduct of a utility related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Prudent conduct under the AB 1054 standard is not limited to the optimum practice, method, or act to the exclusion of others, but rather encompasses a spectrum of possible practices, methods, or acts consistent with utility system needs, the interest of the ratepayers, and the requirements of governmental agencies. AB 1054 also provides that the CPUC may determine that wildfire costs may be recoverable, in whole or in part, by taking into account factors within and outside the utility's control, including humidity, temperature, and winds. Further, utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was reasonable. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent.

Liquidity Fund
If either SCE or SDG&E fail to make their initial contributions to the wildfire fund by September 10, 2019, the wildfire fund will be a liquidity fund and is expected to be capitalized solely by the $10.5 billion ratepayer contribution to provide a line of credit to reimburse investor-owned utilities initially for the payment of eligible claims. Utilities will be required to repay amounts reimbursed by the liquidity fund after the CPUC conducts a prudency review under the prudency standard applied by the CPUC before the adoption of AB 1054 and California Senate Bill 901. Amounts repaid that the CPUC determines were prudently incurred will be recoverable thorough electric rates. SCE will not be allowed to recover borrowing costs incurred to repay the fund for amounts that the CPUC disallows.
Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion spent by SCE on wildfire risk mitigation capital expenditures cannot be included in the equity portion of SCE's rate base. SCE can apply for an irrevocable order from the CPUC to finance these capital expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. SCE expects to finance this capital requirement by issuing securitized bonds.
Requested Increases to Returns on Common Equity
In April 2019, in addition to other requested increases to its CPUC and FERC returns on common equity, SCE requested from both the CPUC and FERC an additional 6% return on common equity to compensate investors for current wildfire risk. SCE committed to seek to reduce or remove the additional returns on common equity if there is a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform and is currently evaluating the impact of AB 1054 on its requests.
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
At June 30, 2019, SCE's recorded estimated minimum liability to remediate its 21 identified material sites (sites with a liability balance at June 30, 2019, in which the upper end of the range of the costs is at least $1 million) was $133 million, including $88 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance as of June 30, 2019, for which the total minimum recorded liability was $4 million. Of the $137 million total environmental remediation liability for SCE, $132 million has been recorded as a regulatory asset. SCE expects to recover $41 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $91 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $141 million and $7 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $18 million. Costs incurred for the six months ended June 30, 2019 and 2018 were $2 million and $6 million, respectively.
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
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.9 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers ("ANI"). SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $65 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $10 million per future incident in any one year. SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.
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

Note 13. Leases
Leases as Lessee
SCE enters into various agreements to purchase power, electric capacity and other energy products that may be accounted for as leases as SCE has dispatch rights that determine when and how a plant runs. Prior to January 1, 2019, a power purchase agreement contained a lease when SCE purchased substantially all of the output from a specific plant and did not otherwise meet a fixed price unit of output exception. SCE also leases property and equipment primarily related to vehicles, office space and other equipment. The terms of the contracts included in the table below are primarily 10 to 20 years for PPA leases, 5 to 72 years for office leases, and 5 to 12 years for the remaining other operating leases.
The following table summarizes SCE's lease payments for operating and finance leases as of June 30, 2019.

(in millions)	PPA Operating Leases[1,2]	Other Operating Leases[3]	PPA Finance Leases[1]
2019	$58	$21	$1
2020	70	33	1
2021	48	27	1
2022	48	22	2
2023	47	17	2
Thereafter	536	104	9
Total lease payments	$807	$224	$16
Amount representing interest[4]	232	61	6
Lease liabilities	$575	$163	$10
At December 31, 2018, SCE's future expected minimum lease commitments under non-cancellable leases were as follows:

(in millions)	PPA Operating Leases[1]	Other Operating Leases[3]	PPA Capital Leases[1]
2019	$148	$42	$5
2020	124	31	6
2021	103	27	6
2022	79	22	6
2023	47	17	5
Thereafter	536	101	66
Total lease payments	$1,037	$240	$94
Amount representing executory costs			(25)
Amount representing interest			(33)
Net commitments			$36

[1]	Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.

[2]	During the second quarter of 2019, SCE amended three power contracts that resulted in a $161 million reduction in ROU assets and lease liabilities as these contracts no longer qualify as leases.

[3]	Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.

[4]	Lease payments are discounted to their present value using SCE's incremental borrowing rates.

Supplemental balance sheet information related to SCE's leases was as follows:

(in millions)	June 30, 2019
Operating leases:
Operating lease ROU assets	$738
Current portion of operating lease liabilities	107
Operating lease liabilities	631
Total operating lease liabilities	$738

Finance leases included in:
Utility property, plant and equipment, gross	$14
Accumulated depreciation	(4)
Utility property, plant and equipment, net	10
Other current liabilities	1
Other long-term liabilities	9
Total finance lease liabilities	$10

The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases and interest and amortization expense for finance leases. The following table summarizes the components of SCE's lease expense:

(in millions)	Three months ended June 30, 2019	Six months ended June 30, 2019
PPA leases:
Operating lease cost	$30	$60
Variable lease cost	619	991
Total PPA lease cost	649	1,051
Other operating leases cost	12	23
Total lease cost	$661	$1,074

Other information related to leases was as follows:

(in millions, except lease term and discount rate)	Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
PPA leases	$60
Other leases	23

ROU assets obtained in exchange for lease obligations:
Other operating leases	15

Weighted average remaining lease term (in years):
Operating leases
PPA leases	15.58
Other leases	12.75
PPA Finance leases	11.92

Weighted average discount rate:
Operating leases
PPA leases	4.40%
Other leases	3.89%
PPA Finance leases	8.72%

Leases as Lessor
SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 15 to 65 years. During the three and six months ended June 30, 2019, SCE recognized $5 million and $10 million, respectively, in lease income, which is included in operating revenue on the consolidated statements of income. At June 30, 2019, the undiscounted cash flow expected to be received from lease payments for the remaining years is as follows:

(in millions)
2019	$9
2020	15
2021	10
2022	10
2023	8
Thereafter	155
Total	$207

Note 14.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$(58)	$(46)	$(50)	$(43)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	2	3	4
Other[2]	—	—	(10)	(5)
Change	1	2	(7)	(1)
Ending Balance	$(57)	$(44)	$(57)	$(44)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

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

SCE's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$(27)	$(22)	$(23)	$(19)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	1	2	3
Other[2]	—	—	(5)	(5)
Change	1	1	(3)	(2)
Ending Balance	$(26)	$(21)	$(26)	$(21)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

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

Note 15.    Other Income and Expense
Other income and expense are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
SCE other income and expense:
Equity allowance for funds used during construction	$32	$22	$49	$44
Increase in cash surrender value of life insurance policies and life insurance benefits	9	6	18	14
Interest income	7	5	16	9
Net periodic benefit income – non-service components	16	27	35	53
Civic, political and related activities and donations	(8)	(12)	(21)	(16)
Other	—	2	(3)	(3)
Total SCE other income and expense	56	50	94	101
Other income and expense of Edison International Parent and Other:
Net periodic benefit costs – non-service components	—	(1)	(2)	(1)
Other	(1)	—	1	—
Total Edison International other income and expense	$55	$49	$93	$100

Note 16.    Supplemental Cash Flows Information
Supplemental cash flows information for continuing operations is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2019	2018	2019	2018
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$301	$254	$268	$233
Tax refunds, net	(65)	(93)	(101)	(18)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$200	$197	$—	$100
Preferred and preference stock	12	12	12	12

SCE's accrued capital expenditures at June 30, 2019 and 2018 were $463 million and $412 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions
SCE purchased wildfire liability insurance with premiums of $74 million and $260 million from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International, for the three month and six months ended June 30, 2019, respectively. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS were as follows:

(in millions)	June 30, 2019	December 31, 2018
Long-term insurance receivable due from affiliate	$1,000	$1,000
Prepaid insurance[1]	74	13
Current payables due to affiliate[2]	—	4
1 Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.
2 Reflected in "Accounts payable" on SCE's consolidated balance sheets.
The amortization expense for wildfire-related insurance was $41 million and $35 million for the three months ended June 30, 2019 and 2018 respectively, and $72 million and $71 million for the six months ended June 30, 2019 and 2018, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2019. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment in the 2018 Form 10-K.
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
As of July 22, 2019, SCE was aware of at least 191 lawsuits, representing approximately 3,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. Ninety of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. The lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, on certain fire only matters is scheduled for January 13, 2020.
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
Seventy-six of the 191 lawsuits mentioned under "Thomas Fire and Koenigstein Fire Litigation" above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Twenty-nine of the 76 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. The Thomas and Koenigstein Fires lawsuits and the Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court.

Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs.
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
As of July 22, 2019, SCE was aware of at least 98 lawsuits, representing approximately 2200 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Eighty-two of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Woolsey Fire lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Woolsey Fire: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. Two initial jury trials for a limited number of plaintiffs on certain matters, sometimes referred to as bellwether jury trials, are scheduled for February 10, 2020 and July 20, 2020.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
RISK FACTORS

SCE’s anticipated new customer service system is subject to implementation and cost-recovery risks that could materially affect SCE’s business and financial condition.
SCE is currently testing a new customer service system that it anticipates implementing in 2020. If the customer service system does not function as intended upon implementation, SCE could experience, among other things, delayed or inaccurate customer bills that lead to over- or under- collections and other customer service concerns or degradation. Further, the process of implementing new technologies like the new customer service system represents opportunity for cybersecurity attacks on our information systems, which could lead to sensitive confidential personal and other data being compromised. Customer service degradation or the compromise of sensitive confidential personal and other data, could result in violations of applicable privacy and other laws, material financial loss to SCE or to its customers, customer dissatisfaction, loss of confidence in SCE's security measures, and significant litigation and/or regulatory exposure, all of which could materially affect SCE's financial condition and results of operations and materially damage the business reputation of Edison International and SCE. In addition, SCE may not be able to recover costs incurred by SCE to build, test and implement the customer service system through electric rates if the CPUC determines that such costs were not reasonably or prudently incurred.
SCE will not benefit from all of the features of AB 1054 if it or SDG&E is unable to timely make its initial contribution to the wildfire fund or the fund is exhausted. SCE could incur significant borrowing costs to raise the substantial capital it needs to meet its obligations under AB 1054.
If SCE or SDG&E do not make initial contributions to the insurance fund by September 10, 2019, the insurance fund will not be established and certain benefits of AB 1054, including the new standard to be applied by the CPUC in its prudency review and the Liability Cap, will not go into effect. Even if the insurance fund is established, SCE will not benefit from a presumption of prudency or the Liability Cap if SCE is unable to maintain a valid safety certification from the CPUC. Also, catastrophic wildfires could rapidly exhaust the insurance fund and SCE will not be reimbursed by the insurance fund or benefit from the Liability Cap if the fund has been exhausted as a result of damage claims previously incurred by SCE or the other participating utilities.
Edison International and SCE could incur significant borrowing costs as a result of SCE having to make its initial contribution of approximately $2.4 billion to the insurance fund by September 10, 2019 and SCE will not be allowed to recover any such costs through electric rates.

For more information on AB 1054, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides—Recovery of Wildfire-Related Costs—2019 Wildfire Legislation."
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the second quarter of 2019.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 to April 30, 2019	160,222	$63.76	—	—
May 1, 2019 to May 31, 2019	93,451	$59.84	—	—
June 1, 2019 to June 30, 2019	169,163	$61.54	—	—
Total	422,836	$62.00	—	—
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
None.

EXHIBITS

Exhibit Number	Description

10.1
Term Loan Credit Agreement, dated as of April 26, 2019, among Edison International Company, the several banks and other financial institutions from time to time parties thereto, and Citibank, N.A., as administrative agent for the lenders (File No. 1-09936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2019)*

10.2**	Edison International 2008 Executive Retirement Plan, as amended and restated effective August 24, 2016 (as amended)

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2019, filed on July 25, 2019, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2019, filed on July 25, 2019, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss
	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 25, 2019	Date:	July 25, 2019