Form 10-Q
period 2019-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2019-10-29
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL			SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue			2244 Walnut Grove Avenue
(P.O. Box 976)			(P.O. Box 800)
Rosemead,	California	91770	Rosemead,	California	91770
(Address of principal executive offices)			(Address of principal executive offices)
(626)	302-2222		(626)	302-1212
(Registrant's telephone number, including area code)			(Registrant's telephone number, including area code)

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
Edison International        Yes ☐ No ☑    Southern California Edison Company    Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of October 24, 2019:
Edison International	358,601,135 shares
Southern California Edison Company	434,888,104 shares

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

EME	Edison Mission Energy
EME Settlement Agreement	Settlement Agreement by and among Edison Mission Energy, Edison International and the Consenting Noteholders identified therein, dated February 18, 2014
Electric Service Provider	an entity that offers electric power and ancillary services to customers that take final delivery of electric power and do not resell the power
ERRA	Energy Resource Recovery Account
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FERC 2018 Settlement Period	January 1, 2018 through November 11, 2019
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
GWh	gigawatt-hours

HLBV	hypothetical liquidation at book value
IRS	Internal Revenue Service
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 25, 2019
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County on December 4, 2017
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

PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
Prior San Onofre Settlement Agreement	San Onofre OII Settlement Agreement by and among TURN, Cal Advocates, SDG&E, the Coalition of California Utility Employees, and Friends of the Earth, dated November 20, 2014
Revised San Onofre Settlement Agreement	Revised San Onofre OII Settlement Agreement among OII Parties, dated January 30, 2018 and modified on August 2, 2018
ROE	return on common equity
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018

v

TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area Ventura County on December 4, 2017
TOU	Time-Of-Use
TURN	The Utility Reform Network
US EPA	U.S. Environmental Protection Agency
VCFD	The Ventura County Fire Department
WMP
a wildfire mitigation plan required to be filed every three years under California Assembly Bill 1054 to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment

Wildfire Insurance Fund	The insurance fund established pursuant to AB 1054
Woolsey Fire	a wind-driven fire that originated in Ventura County in November 2018

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•	ability of SCE to recover its costs through regulated rates, including costs related to uninsured wildfire-related and mudslide-related liabilities and costs incurred to prevent future wildfires;

•
ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;

•
risks associated with AB 1054 effectively mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, including SCE's ability to maintain a valid safety certification, SCE's ability to recover uninsured wildfire-related costs from the Wildfire Insurance Fund, the longevity of the Wildfire Insurance Fund, and the CPUC's interpretation of and actions under AB 1054;

•	ability of SCE to implement its WMP, including effectively implementing Public Safety Power Shut-Offs when appropriate;

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory and legislative authorities, including decisions and actions related to determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and mudslide-related costs, wildfire mitigation efforts, and delays in regulatory and legislative actions;

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
The MD&A for the nine months ended September 30, 2019 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2018 and as compared to the nine months ended September 30, 2018. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2018 (the "year-ended 2018 MD&A"), which was included in the 2018 Form 10-K.
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

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2019	2018	Change	2019		2018	Change
Net income (loss) attributable to Edison International
SCE	$503	$536	$(33)	$1,215		$1,119	$96
Edison International Parent and Other	(32)	(23)	(9)	(74)		(112)	38
Edison International	471	513	(42)	1,141		1,007	134
Less: Non-core items
SCE	(48)	7	(55)	(99)	—	7	(106)
Edison International Parent and Other	—	(4)	4	—		(46)	46
Total non-core items	(48)	3	(51)	(99)		(39)	(60)
Core earnings (losses)
SCE	551	529	22	1,314		1,112	202
Edison International Parent and Other	(32)	(19)	(13)	(74)		(66)	(8)
Edison International	$519	$510	$9	$1,240		$1,046	$194
Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings (losses) internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other income and expense related to changes in law, outcomes in tax, regulatory or legal proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing.
Edison International's third quarter 2019 earnings decreased $42 million from the third quarter of 2018, resulting from a decrease in SCE's earnings of $33 million and an increase in Edison International Parent and Other's losses of $9 million. SCE's lower earnings consisted of $55 million of higher non-core losses and $22 million of higher core earnings. The increase in core earnings was primarily due to the adoption of the 2018 GRC final decision in the second quarter of 2019 and higher FERC revenue due to the pending settlement of SCE's 2018 Formula Rate proceeding, partially offset by higher wildfire mitigation expenses. SCE had higher non-core losses from the amortization of SCE's contributions to the Wildfire Insurance Fund.
Edison International's earnings for the nine months ended September 30, 2019 increased $134 million from the nine months ended September 30, 2018, resulting from an increase in SCE's earnings of $96 million and a decrease in Edison International Parent and Other's losses of $38 million. SCE's higher earnings consisted of $106 million of higher non-core losses and $202 million of higher core earnings. The increase in core earnings was primarily due to the adoption of the 2018 GRC final decision in the second quarter of 2019, higher FERC revenue due to the pending settlement of SCE's 2018 Formula Rate proceeding and timing of regulatory deferrals of wildfire insurance costs, partially offset by higher wildfire mitigation and other maintenance expenses.
Edison International Parent and Other's increase in losses for the three months ended September 30, 2019 was due to higher core losses of $13 million primarily from higher interest expense and lower non-core losses of $4 million.
Edison International Parent and Other's decrease in losses for the nine months ended September 30, 2019 was due to higher core losses of $8 million primarily from higher interest expense, partially offset by lower losses from the competitive businesses under Edison Energy Group and lower non-core losses of $46 million.
Consolidated non-core items for the nine months ended September 30, 2019 and 2018 primarily included:

•
A charge of $67 million ($48 million after-tax) recorded in the third quarter of 2019 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.

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

•
Income of $10 million ($7 million after-tax) recorded in 2018 related to the CPUC-mandated elimination of an obligation for SCE to fund a research, development and demonstration program intended to develop technologies and methodologies to reduce GHG emissions.

•	Loss of $62 million ($49 million after-tax) recorded in 2018 for Edison International Parent and Other related to the sale of SoCore Energy in April 2018.
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
2021 General Rate Case

In August 2019, SCE filed its 2021 GRC application for the three-year period 2021 – 2023, which requested a 2021 revenue requirement of $7.601 billion, an increase of $1.155 billion over the 2020 revenue requirement authorized in the 2018 GRC and updated for anticipated post test-year ratemaking changes. Including the impact of anticipated lower kWh sales in 2021 and $87.1 million of one-time memorandum account recoveries, this represents a 12.7% increase over 2020 rates. SCE's 2021 GRC request also includes proposed revenue requirement increases of $400 million in 2022 and $531 million in 2023.
SCE's requested increase to its revenue requirement in the 2021 GRC application, based on the current ROE and capital structure, is largely due to SCE's efforts to reduce wildfire risk. Certain of SCE's key wildfire mitigation forecast expenditures are subject to significant potential volatility. As a result, SCE has proposed establishing two-way balancing accounts for wildfire mitigation-related enhanced vegetation management, inspection activities, and grid hardening, as well as for insurance premiums.
SCE's 2021 GRC request excludes the revenue requirement associated with the approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE will exclude from the equity portion of SCE's rate base as required under AB 1054.
The capital programs requested in SCE's 2021 GRC include the infrastructure and programs necessary to implement California's ambitious public policy goals, including wildfire mitigation, de-carbonization of the economy through electrification and integration of distributed energy resources across a rapidly modernizing grid, see "—Capital Program" for further details.
SCE is requesting that the CPUC issue a final decision by the end of 2020. If the decision is delayed beyond 2020, SCE will, consistent with CPUC practice in prior GRCs, request the CPUC to issue an order directing that the authorized revenue requirement changes be effective January 1, 2021.
Wildfire Mitigation and Wildfire Insurance Expenses
In response to the increase in wildfire activity, faster progression of, and increased damage from wildfires across SCE's service territory and throughout California, SCE is currently incurring wildfire mitigation and wildfire insurance related spending at levels significantly exceeding amounts authorized in the 2018 GRC. Several regulatory mechanisms exist to allow SCE to track and seek recovery of these incremental costs. In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs at September 30, 2019. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.
In December 2018, the CPUC approved the establishment of the Wildfire Expense Memorandum Account ("WEMA") to track incremental wildfire insurance costs and uninsured wildfire-related claims costs. As of September 30, 2019, SCE has recognized $230 million of regulatory assets in the WEMA related to incremental wildfire insurance costs.
In May 2019, the CPUC approved SCE's 2019 WMP. The CPUC decision requires SCE to meet certain reporting requirements, capture data, improve its metrics for evaluating performance, and update its next WMP in the areas of inspection and maintenance, vegetation management, system hardening, and situational awareness. Additionally, on July 31, 2019, SCE and certain parties to SCE's GS&RP proceeding submitted a motion to the CPUC requesting approval of a settlement agreement. If the CPUC approves the settlement agreement, SCE will be authorized to spend approximately $526 million ($407 million capital) in 2018 dollars, between 2018 and 2020. If the settlement agreement is approved by the CPUC, SCE will establish a balancing account to track GS&RP costs and forecasted costs for the GS&RP will be included in rates with a subsequent reasonableness review through the annual ERRA proceeding.
All other wildfire mitigation costs above those that are authorized will be subject to a subsequent reasonableness review, either through a later phase of the 2021 GRC or a separate application. As of September 30, 2019, SCE has recognized $169 million of regulatory assets related to incremental wildfire mitigation expenses and recorded $411 million of wildfire mitigation capital expenditures that may be eligible for recovery through the GS&RP and WMP memorandum accounts.
Capital Program
Total capital expenditures (including accruals) were $3.3 billion and $2.9 billion for the first nine months of 2019 and 2018, respectively.
Based on the 2021 GRC request, SCE forecasts capital expenditures for 2019 – 2023 to be approximately $23.8 billion to $25.6 billion. SCE's capital expenditure forecast for 2019 and 2020 has been updated since the filing of the 2018 Form 10-K to reflect planned CPUC jurisdictional spending as informed by the 2018 GRC final decision, including authorized capitalization rates, spending associated with SCE's wildfire mitigation-related capital expenditures under the GS&RP and WMP, and current expectations of FERC- jurisdictional spending. SCE's capital expenditure forecast for 2021 – 2023 reflects the requested CPUC jurisdictional spending included in the 2021 GRC application, approved non-GRC CPUC capital spending, and current expectations of FERC- jurisdictional capital spending. Based on management judgment using historical precedent of previously authorized amounts and potential permitting delays and other operational considerations, a range case has been provided reflecting a 10% reduction on the total capital forecast from 2021 through 2023 and a 10% reduction on FERC capital spending and non-GRC programs for 2020.

SCE's 2019 – 2023 forecast for major capital expenditures are set forth in the table below:

(in billions)	2019	2020	2021	2022	2023	Total 2019 – 2023
Distribution	$3.2	$3.3	$3.4	$3.4	$3.3	$16.6
Transmission	0.8	0.8	0.8	0.8	0.6	3.8
Generation	0.2	0.2	0.2	0.2	0.2	1.0
Subtotal	4.2	4.3	4.4	4.4	4.1	21.4
Estimated wildfire mitigation-related capital expenditures	0.4	0.7	0.9	1.0	1.2	4.2
Total estimated capital expenditures	$4.6	$5.0	$5.3	$5.4	$5.3	$25.6
Total estimated capital expenditures using range case discussed above	$4.6	$4.8	$4.8	$4.8	$4.8	$23.8
SCE's authorized CPUC-jurisdictional rate base is determined through the GRC and other regulatory proceedings. Differences between actual and CPUC authorized capital expenditures are addressed in subsequent GRC or other regulatory proceedings. FERC-jurisdictional rate base is generally determined based on actual capital expenditures.
Reflected below is SCE's weighted average annual rate base for 2018 – 2023 incorporating CPUC capital expenditures authorized in the 2018 GRC final decision, expected FERC capital expenditures and capital expenditures included in the 2021 GRC application. Under AB 1054, approximately $1.6 billion of wildfire risk mitigation capital expenditures cannot be included in the equity portion of SCE's rate base and instead can be recovered through issuance of securitized bonds. Accordingly, the table below does not reflect this $1.6 billion of wildfire risk mitigation capital expenditures. The table below does not reflect rate base associated with projects or programs that have not yet been approved by the CPUC. In addition, a third-party holds an option to invest up to $400 million in the West of Devers Transmission project at the estimated in-service date of 2021. The rate base has been reduced to reflect this option.

(in billions)	2018	2019	2020	2021	2022	2023
Rate base for expected capital expenditures	$28.5	$30.7	$33.4	$36.0	$38.2	$40.8
Rate base for expected capital expenditures (using range case described above)	$28.5	$30.7	$33.2	$35.3	$36.9	$39.0
Southern California Wildfires and Mudslides
Multiple factors have contributed to increased wildfire activity, faster progression of and increased damage from wildfires across SCE's service territory and throughout California. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires. SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk.
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
SCE has received a non-final redacted draft of a report from the VCFD subject to a protective order in the litigation related to the Woolsey fire and, other than the information disclosed in this Form 10-Q, is not authorized to release the report or its contents to the public at this time. The draft report states that the VCFD investigation team determined that electrical equipment owned and operated by SCE was the cause of the Woolsey Fire. Absent additional evidence, SCE believes that it is likely that its equipment was associated with the ignition of the Woolsey Fire.
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
2019 Wildfire Legislation
On July 12, 2019, AB 1054 was signed by the Governor of California and became effective immediately. The summary of the wildfire legislation in this report is based on SCE's interpretation of the legislation and is qualified in its entirety by, and should be read together with, AB 1054 and companion Assembly Bill 111.
Wildfire Insurance Fund
AB 1054 provided for the Wildfire Insurance Fund to reimburse utilities for payment of third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1 billion or the utility's insurance coverage. The Wildfire Insurance Fund was established in September 2019 when both SCE and SDG&E made their initial contributions to the fund. The Wildfire Insurance Fund is available for claims related to wildfires ignited after July 12, 2019 that are determined to have been caused by a utility by the responsible government investigatory agency.
SCE and SDG&E have collectively made initial contributions of approximately $2.7 billion to the Wildfire Insurance Fund. While PG&E has agreed to make an initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund, its participation in, and contributions to, the fund are subject to it emerging from bankruptcy and meeting certain other conditions prior to June 30, 2020. SCE, SDG&E and PG&E are also expected to make aggregate annual contributions of

$3 billion to the Wildfire Insurance Fund over a 10-year period. If PG&E is unable to participate in the Wildfire Insurance Fund, the investor-owned utility aggregate annual contributions to the fund are expected to be approximately $1 billion. In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, $13.5 billion is expected to be collected from their ratepayers through a dedicated rate component to support a $10.5 billion contribution to the fund. Based on a decision adopted by the CPUC in October 2019 in the Order Instituting Rulemaking to Consider Authorization of a Non-Bypassable Charge to Support the Wildfire Insurance Fund, PG&E’s ratepayers will not be required to contribute to the fund if PG&E does not participate in the Wildfire Insurance Fund. In that case, $7.5 billion will be collected from SCE's and SDG&E's ratepayers through the dedicated rate component to support a contribution to the Wildfire Insurance Fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility ratepayers will pay for, among other things, any interest and financing costs related to any bonds that are issued to support the contributions to the Wildfire Insurance Fund.
SCE made an initial contribution of approximately $2.4 billion to the Wildfire Insurance Fund in September 2019, and has committed to make ten annual contributions of approximately $95 million per year to the fund, starting on January 1, 2020. Edison International supported SCE's initial contribution to the Wildfire Insurance Fund by raising $1.2 billion from the issuance of Edison International equity. SCE raised the remaining $1.2 billion from the issuance of long-term debt. SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund.
Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review, and will be required to reimburse the fund for withdrawn amounts that the CPUC disallows up to the Liability Cap. A utility will not be eligible for the Liability Cap if it does not maintain a valid safety certification or its actions or inactions that resulted in the wildfire are found to constitute conscious or willful disregard of the rights and safety of others. On July 25, 2019, SCE obtained its initial safety certification that will be valid for twelve months. The initial Liability Cap for SCE will be approximately $2.5 billion based on its 2019 rate base, and will be adjusted annually. SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently the Liability Cap, will terminate when the administrator determines that the fund has been exhausted.
AB 1054 Prudency Standard
As a result of the establishment of the Wildfire Insurance Fund, AB 1054 created a new standard that the CPUC must apply when assessing the prudency of a utility in connection with a request for recovery of wildfire costs for wildfires ignited after July 12, 2019. Under AB 1054, the CPUC is required to find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was reasonable. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent. The new prudency standard will survive the termination of the Wildfire Insurance Fund.
Utilities participating in the Wildfire Insurance Fund that are found to be prudent are not required to reimburse the fund for amounts withdrawn from the fund and can recover wildfire costs through electric rates if the fund has been exhausted.
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
For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 ", "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" and "Legal Proceedings."

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

Impact of 2018 GRC
Upon receipt of the 2018 GRC final decision in May 2019, SCE recorded the impact retroactive to January 1, 2018, which increased core earnings by $131 million primarily due to the application of the 2018 GRC final decision to revenue, depreciation expense and income tax expense. Depreciation expense decreased as a result of lower authorized depreciation rates. An increase in the authorized revenue requirement for income tax expenses offset income tax expenses recognized during 2018 and the first quarter of 2019. SCE also recorded an impairment charge of $170 million ($123 million after-tax) related primarily to the write-off of specific pole replacements the CPUC determined were performed prematurely.
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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended September 30, 2019 versus September 30, 2018

	Three months ended September 30, 2019			Three months ended September 30, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,832	$1,900	$3,732	$1,777	$2,483	$4,260
Purchased power and fuel	—	1,708	1,708	—	2,306	2,306
Operation and maintenance	609	210	819	447	204	651
Depreciation and amortization	459	—	459	466	—	466
Property and other taxes	98	—	98	96	—	96
Impairment and other	—	—	—	(10)	—	(10)
Other operating income	(1)	—	(1)	(3)	—	(3)
Total operating expenses	1,165	1,918	3,083	996	2,510	3,506
Operating income (loss)	667	(18)	649	781	(27)	754
Interest expense	(182)	(1)	(183)	(173)	—	(173)
Other income and (expense)	39	19	58	45	27	72
Income before income taxes	524	—	524	653	—	653
Income tax (benefit)/expense	(10)	—	(10)	86	—	86
Net income	534	—	534	567	—	567
Preferred and preference stock dividend requirements	31	—	31	31	—	31
Net income available for common stock	$503	$—	$503	$536	$—	$536
Net income available for common stock			$503			$536
Less: Non-core (expense)/income			(48)			7
Core earnings[1]			$551			$529

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $55 million primarily due to the following:

•
An increase in CPUC-related revenue of $44 million primarily due to the adoption of the 2018 GRC final decision. This increase is primarily due to SCE recording revenue in 2019 based on the 2018 final GRC decision in comparison to recording revenue in 2018 based on 2017 authorized revenue adjusted as discussed above.

•
Decreases in CPUC-related revenue of $35 million related to tax balancing account activities (offset in income taxes below) and $17 million from the receipt of a reimbursement related to spent nuclear fuel storage costs in 2018. See "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies—Spent Nuclear Fuel" for further information.

•
An increase of $62 million in FERC-related revenue primarily due to the pending settlement of SCE's 2018 Formula Rate proceeding and higher operating costs subject to balancing account treatment. If approved by the FERC, the settlement filed in September 2019 will establish SCE's FERC transmission revenue requirement for the FERC 2018 Settlement Period. See "Liquidity and Capital Resources — SCE — Regulatory Proceedings— FERC Formula Rate" for further information.

•	Higher operation and maintenance costs of $162 million primarily due to:

•
Expense of $67 million for insurance protection from the Wildfire Insurance Fund following SCE's election to participate in and contribute to the fund. See "Management Overview—Southern California Wildfires and Mudslides" for further information.

•
Higher costs due to contractor scarcity resulting from wildfire mitigation activity and increased inspection and preventive maintenance in areas adjacent to high fire risk areas, partially offset by the impact of the adoption of the 2018 GRC final decision primarily due to a change in capitalization rates.

•	Lower depreciation and amortization expense of $7 million primarily due to the change in depreciation rates from the adoption of the 2018 GRC final decision.

•	Lower impairment and other expenses of $10 million primarily due to impact of the elimination of the GHG Reduction Funding Program as a result of the Revised San Onofre Settlement Agreement in 2018.

•	Higher interest expense of $9 million primarily due to increased borrowings.

•
Lower income tax expenses of $96 million primarily due to higher income tax benefits as a result of the adoption of the 2018 GRC final decision, tax benefits on property-related items, tax balancing accounts activities referred above and impact of tax expense on lower pre-tax income.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by lower purchased power and fuel costs of $598 million driven by lower load related to customer departures to CCAs and cooler weather, partially offset by lower congestion revenue right credits.
Nine months ended September 30, 2019 versus September 30, 2018

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$4,919	$4,429	$9,348	$4,825	$4,792	$9,617
Purchased power and fuel	—	3,848	3,848	—	4,344	4,344
Operation and maintenance	1,622	637	2,259	1,468	528	1,996
Depreciation and amortization	1,259	—	1,259	1,387	—	1,387
Property and other taxes	300	—	300	298	—	298
Impairment and other	166	—	166	(10)	—	(10)
Other operating income	(4)	—	(4)	(5)	—	(5)
Total operating expenses	3,343	4,485	7,828	3,138	4,872	8,010
Operating income (loss)	1,576	(56)	1,520	1,687	(80)	1,607
Interest expense	(548)	(1)	(549)	(490)	(2)	(492)
Other income and (expense)	95	57	152	91	82	173
Income before income taxes	1,123	—	1,123	1,288	—	1,288
Income tax (benefit)/expense	(183)	—	(183)	78	—	78
Net income	1,306	—	1,306	1,210	—	1,210
Preferred and preference stock dividend requirements	91	—	91	91	—	91
Net income available for common stock	$1,215	$—	$1,215	$1,119	$—	$1,119
Net income available for common stock			$1,215			$1,119
Less: Non-core (expense)/income			(99)			7
Core earnings[1]			$1,314			$1,112

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $94 million primarily due to the following:

•
An increase in CPUC-related revenue of $50 million primarily due to the adoption of the 2018 GRC final decision. SCE recorded a reduction in revenue of $67 million in the second quarter of 2019 comprised of a decrease of $129 million attributable to the Test Year, as discussed above, partially offset by a $62 million increase attributable to 2019. The remaining change is primarily due to SCE recording revenue in 2019 based on the 2018 final GRC decision in comparison to recording revenue in 2018 based on 2017 authorized revenue adjusted as discussed above.

•	A decrease in CPUC-related revenue of $37 million related to tax balancing account activities (offset in income taxes below).

•
An increase of $95 million in FERC-related revenue primarily due to the pending settlement of SCE's 2018 Formula Rate proceeding and higher operating costs subject to balancing account treatment. If approved by the FERC, the settlement filed in September 2019 will establish SCE's FERC transmission revenue requirement for the FERC 2018 Settlement Period. See "Liquidity and Capital Resources — SCE — Regulatory Proceedings — FERC Formula Rate" for further information.

•	A decrease in other operating revenue of $14 million primarily due to rate adjustments implemented in the second quarter of 2019.

•	Higher operation and maintenance costs of $154 million primarily due to:

•
Expense of $67 million for insurance protection from the Wildfire Insurance Fund following SCE's election to participate in and contribute to the fund. See "Management Overview—Southern California Wildfires and Mudslides" for further information.

•
Higher costs due to contractor scarcity resulting from wildfire mitigation activity and increased inspection and preventive maintenance in areas adjacent to high fire risk areas, partially offset by the impact of the adoption of the 2018 GRC final decision primarily due to a change in capitalization rates and the timing of regulatory deferral and cost recovery of incremental wildfire insurance expenses.

•
Lower depreciation and amortization expense of $128 million primarily due to the change in depreciation rates and the impact of disallowed historical capital expenditures from the adoption of the 2018 GRC final decision.

•	Higher impairment and other of $176 million primarily related to the disallowed historical capital expenditures discussed above.

•	Higher interest expense of $58 million primarily due to increased borrowings.

•	Higher income tax benefits of $261 million primarily due to the adoption of the 2018 GRC final decision, tax benefits on property-related items and the impact of lower pre-tax income.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel costs of $496 million primarily driven by lower load related to customer departures to CCAs and cooler weather, partially offset by lower congestion revenue right credits, higher contract termination charges and the absence of settlement funds received in 2018 related to the California energy crisis.

•
Higher operation and maintenance costs of $109 million primarily driven by the authorization to recover 2018 wildfire insurance costs that had been deferred as regulatory assets and higher transmission access charges, partially offset by lower employee-related expenses subject to balancing accounts and lower spending on public programs.

•
Lower other income and (expense) of $25 million primarily driven by lower net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $3.5 billion and $4.0 billion for the three months ended September 30, 2019 and 2018, respectively, and $8.6 billion and $9.0 billion for the nine months ended September 30, 2019 and 2018, respectively.
The decrease for the nine months ended September 30, 2019 compared to the same period in 2018 is primarily related to lower load related to customer departures to CCAs and cooler weather. See "—Cost-Recovery Activities" for further details.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.
Income Taxes
SCE's income tax benefit increased by $96 million and $261 million for the three and nine months ended September 30, respectively, compared to the same periods in 2018.
The effective tax rates were (1.9)% and 13.2% for the three months ended September 30, 2019 and 2018, respectively. The effective tax rates were (16.3)% and 6.1% for the nine months ended September 30, 2019 and 2018, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease for the three months ended September 30, 2019 is primarily due to the accelerated amortization of excess deferred income taxes in connection with the pending settlement of SCE's FERC 2018 Formula Rate proceeding and return to provision adjustments associated with the filing of the 2018 Federal tax return. The effective tax rate decrease for the nine months ended September 30, 2019 is primarily due to tax benefits on property-related items recorded as a result of 2018 GRC final decision and also includes the change in the allocation of excess deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019.
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
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Edison Energy Group and subsidiaries	$—	$(6)	$(4)	$(61)
Corporate expenses and other subsidiaries	(32)	(17)	(70)	(51)
Total Edison International Parent and Other	$(32)	$(23)	$(74)	$(112)
The loss from operations of Edison International Parent and Other increased $9 million and decreased $38 million for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.
The increase for the three months ended September 30, 2019 is primarily driven by higher interest expenses as a result of increased borrowings. The decrease for the nine months ended September 30, 2019 is primarily related to an absence of an after-tax impairment charge of $49 million resulting from SoCore Energy in 2018 and lower losses at the competitive business under Edison Energy Group, partially offset by higher interest expense.

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
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market financings, and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facility to fund cash requirements.
SCE made an initial contribution of $2.4 billion to the Wildfire Insurance Fund in September 2019 and has committed to make ten annual contributions of approximately $95 million to the fund, starting on January 1, 2020. Edison International Parent supported SCE's initial contribution to the Wildfire Insurance Fund by contributing $1.2 billion to SCE, which was raised from the issuance of Edison International Parent equity. SCE raised the remaining $1.2 billion from the issuance of long-term debt. SCE also expects to finance approximately $1.6 billion of capital expenses by issuing securitized bonds. Prior to issuance of such bonds, other debt instruments may be used to temporarily finance the expenditure. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
SCE's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit agencies in the first quarter of 2019. In the third quarter of 2019, the major credit agencies changed SCE's outlook from negative to stable, due to the passage of AB 1054 and the establishment of the Wildfire Insurance Fund, which provided the Liability Cap and the new standard that the CPUC must apply when assessing the prudency of a utility. For further information, see "Management Overview—Southern California Wildfires and Mudslides." The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB-	BBB
Outlook	Stable	Stable	Stable
SCE's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade rating from the major credit rating agencies. Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade are $47 million as of September 30, 2019. In addition, if SCE's credit rating falls below investment grade, it may be required to post up to $50 million in collateral, in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs. Furthermore, if SCE was downgraded below investment grade, counterparties may also institute new collateral requirements for future transactions. For further details, see "— Margin and Collateral Deposits."
Available Liquidity
At September 30, 2019, SCE had approximately $2.8 billion available under its $3.0 billion credit facility. In June 2019, SCE extended its credit facility through May 2024, pursuant to an option to extend, and may extend its credit facility for one additional year with the lenders' approval.
SCE borrowed $750 million under a term loan in February 2019 and issued $1.1 billion of first and refunding mortgage bonds in March 2019. The proceeds from the term loan and the March 2019 bond issuances were used to repay commercial paper borrowings and for general corporate purposes. In August 2019, SCE issued $1.2 billion of first and refunding mortgage bonds. The proceeds of which, along with the equity contribution from Edison International Parent described below, were used to make SCE's initial contribution to the Wildfire Insurance Fund. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Equity Financing."

In April 2019, Edison International Parent contributed $750 million to SCE, which SCE used to repay its February 2019 term loan discussed above. In June 2019, Edison International Parent contributed $450 million to SCE, which SCE used to repay commercial paper borrowings and for general corporate purposes. In August 2019, Edison International Parent contributed $1.2 billion to SCE, which SCE used, along with the debt issuance described above, to make its initial contribution to the Wildfire Insurance Fund. In August 2019 and September 2019, Edison International Parent contributed $200 million and $450 million, respectively, for general corporate purposes.
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
Debt Covenant
A debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At September 30, 2019, SCE's debt to total capitalization ratio was 0.46 to 1.
At September 30, 2019, SCE was in compliance with all other financial covenants that affect access to capital.
Capital Investment Plan
Major Transmission Projects
Eldorado-Lugo-Mohave Upgrade
In April 2019, SCE filed an amended application for a certificate of public convenience and necessity with the CPUC, which included total project costs of $257 million, an increase of $24 million as compared to the previous estimate.
Riverside Transmission Reliability Project
In October 2018, the CPUC issued an environmental report that identified a new route alternative, different from SCE's proposed and preferred project, as the environmentally preferred project and proposed an additional underground section of the proposed 220-kV power line.  In June 2019, SCE filed testimony with the CPUC that increased SCE's preferred project cost estimate to $451 million and updated the in-service date to 2024. This is an increase of $10 million and an extension of one year as compared to the previous estimate.
Regulatory Proceedings
2020 Cost of Capital Application
In April 2019, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term, beginning January 1, 2020. In its application, SCE requested a ROE of 16.60% for 2020 and committed to reduce its ROE if there was a material reduction in its wildfire cost recovery risk due to regulatory or legislative reform. In August 2019, as a result of the anticipated impact of AB 1054 on SCE's wildfire cost recovery risks, SCE updated its requested ROE to 11.45% for 2020, compared to its current CPUC ROE of 10.3%.
SCE also seeks to modify its current capital structure to increase the common equity component of its capital structure from its current authorized level of 48% to 52% in 2020 and correspondingly reduce its preferred equity from 9% to 5%. If this change is not approved, SCE seeks an additional 0.3% ROE to account for the increased leverage. SCE does not propose to change its currently authorized level of long-term debt of 43%. In the application, SCE projects a cost of long-term debt of 4.74% and an embedded cost of preferred equity of 5.70% and requests that the CPUC authorize these costs for 2020. Based on the capital structure and cost factors discussed above, SCE proposes a weighted average return on rate base of 8.28% for 2020.
Based on the revenue requirement approved in SCE's 2018 GRC, SCE's proposed cost of capital and capital structure will result in a projected revenue requirement increase in 2020 of approximately $204 million from revenue currently included in bundled electric rates of $9.4 billion.

FERC Formula Rate
2018 and 2019 Formula Rates
As discussed in the year-end 2018 MD&A, the FERC accepted, subject to refund and settlement procedures, SCE's request to implement its 2018 Formula Rate, effective January 1, 2018, to determine SCE's FERC transmission revenue requirement. In April 2019, SCE filed an application with the FERC to revise the 2018 Formula Rate with the 2019 Formula Rate, which was subsequently accepted by the FERC, effective November 11, 2019, subject to refund and settlement procedures.
In September 2019, SCE filed a settlement on its formula rates for the 2018 Formula Rate case that will establish SCE's FERC transmission revenue requirement for the FERC 2018 Settlement Period. The settlement provides for a weighted-average ROE of 11.2%, which includes a previously authorized 50 basis point incentive for CAISO participation and individual and previously authorized project incentives. Under the settlement, if the FERC issues a final, unappealable ruling that finds SCE is not eligible for the 50 basis point incentive for CAISO participation, then the ROE for the FERC 2018 Settlement Period will be reduced to 10.7%. The FERC has approved implementing this settlement on an interim basis pending the FERC's consideration of the settlement. The transmission revenue requirement and rates that have been billed to customers for the FERC 2018 Settlement Period were based on a total FERC weighted average ROE of 11.58%. SCE will true-up customer rates for the difference between its original request and the settlement from existing regulatory liabilities pending FERC's consideration of the settlement and will reverse the true-up if the settlement is not approved by the FERC. SCE had been recognizing revenue during the FERC 2018 Settlement Period based on its expectations of the probable outcome of the 2018 Formula Rate case. Regulatory assets and liabilities were adjusted based on the probable approval of the 2018 Formula Rate case settlement, which resulted in recording a $48.4 million increase in net income.
In the 2019 Formula Rate case, SCE requested a base return on equity of 17.12% ("FERC Base ROE"). The requested FERC Base ROE reflected a conventional ROE of 11.12% and an additional ROE of 6% to compensate investors for current wildfire risk. SCE's total ROE request, inclusive of project incentives and a 0.5% incentive for CAISO participation, was approximately 18.4%, compared to its proposed settlement for its 2018 Formula Rate of 11.2%.
In September 2019, SCE filed a partial settlement on the 2019 Formula Rate that modifies its requested FERC Base ROE from 17.12% to 11.97%. This reduced ROE request reflects a conventional ROE of 11.12% and an additional ROE of 0.85% to compensate investors for current wildfire risk. As with the equivalent reduction in SCE's requested ROE in its 2020 CPUC Cost of Capital proceeding, for SCE this partial settlement reflects the anticipated impact of AB 1054 on its requested ROE. As modified, SCE's total ROE request, inclusive of project incentives and a 0.5% incentive for CAISO participation, would be approximately 13.25%. The FERC has approved implementing the 2019 Formula Rate as revised by partial settlement effective as of November 12, 2019 pending the FERC's consideration of the partial settlement but subject to hearing and settlement procedures. If the partial settlement is not approved by the FERC, SCE will increase customer rates to reflect the impact of the 2019 Formula Rate based on SCE's initial request being implemented effective as of November 12, 2019. Whether or not the partial settlement is approved by the FERC, amounts billed to customers under the 2019 Formula Rate will be subject to refund until the 2019 Formula Rate proceeding is ultimately resolved.
Energy Efficiency Mechanism
In October 2019, the CPUC approved incentives of approximately $10.6 million for activities in program years 2016 and 2017. The award is approximately 5% less than SCE's requested award as a result of a CPUC decision that changed the formula used to calculate the Energy Efficiency Savings and Performance Incentive awards.
SCE has requested an award of approximately $16.7 million in incentives for activities in program years 2017 and 2018.

SCE Dividends
CPUC holding company rules require that SCE's dividend policy be established by SCE's Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of both Edison
International and SCE. In addition, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders. Under SCE's interpretation of CPUC regulations, the common equity component of SCE's capital structure must remain at or above 48% on a weighted average basis over the 37-month period that SCE's capital structure is in effect for ratemaking purposes. Under AB 1054, the impact of SCE's contributions to the Wildfire Insurance Fund will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Under SCE's interpretation of the CPUC's capital structure decisions, SCE is required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. On February 28, 2019, SCE submitted an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE requested a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides." At September 30, 2019, without excluding the $1.8 billion after-tax wildfire related charge incurred in 2018, SCE's 37-month average common equity component of total capitalization was 48.7% and the maximum additional dividend that SCE could pay to Edison International under this limitation was $236 million, resulting in a restriction on net assets of approximately $17.4 billion. If the waiver had been approved by CPUC at September 30, 2019, SCE's 37-month average common equity component of total capitalization would have been 49.6%.
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
Margin and Collateral Deposits
Certain derivative instruments, power procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at September 30, 2019 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2019.

(in millions)
Collateral posted[1]	$260
Incremental collateral requirements for power and energy procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	47
Incremental collateral requirements for power and energy procurement contracts resulting from adverse market price movement[3]	31
Posted and potential collateral requirements	$338
1 Net collateral provided to counterparties and other brokers consisted of $224 million in letters of credit and surety bonds and $36 million of cash, of which $8 million was offset against net derivative liabilities and $28 million of cash collateral was reflected in "Other current assets" on the consolidated balance sheets.

[2]
If SCE's credit rating falls below investment grade, existing power and energy procurement contracts would require $47 million of incremental collateral. Counterparties may also institute new collateral requirements, applicable to future transactions, at the time of a downgrade. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.

[3]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2019 due to adverse market price movements over the remaining lives of existing power contracts using a 95% confidence level.

Decommissioning of San Onofre
As discussed in the year-end 2018 MD&A, spent fuel transfer operations at San Onofre were suspended on August 3, 2018 due to an incident that occurred when an SCE contractor was loading a spent fuel canister into the Independent Spent Fuel Storage Installation (ISFSI). In May 2019, after an extensive review, the NRC determined that fuel loading can be safely resumed at San Onofre. SCE commenced fuel transfer operations at San Onofre in July 2019. In October 2019, the California Coastal Commission approved SCE's application for the Coastal Development Permit required to start major decommissioning activities at San Onofre. The permit may be challenged by interested parties. SCE plans on commencing major decommissioning activities in 2020 in accordance with the terms of the permit, subject to any legal challenges that may be raised by interested parties.
Edison International Parent and Other
In the next 12 months, Edison International expects to fund its net cash requirements through capital market and bank financings, including by issuing additional debt and equity, as needed.
At September 30, 2019, Edison International Parent had no borrowings on its $1.5 billion credit facility. In June 2019, Edison International Parent extended its credit facility through May 2024, pursuant to an option to extend, and may extend the credit facility for one additional year with the lenders' approval.
In April 2019, Edison International Parent entered into a $1.0 billion term loan. Of the proceeds of the term loan, $750 million was contributed to SCE and the remainder of the proceeds were used for general corporate and working capital purposes. In June 2019, Edison International Parent issued $600 million of 5.75% senior notes due June 15, 2027. Of the proceeds of the senior notes offering, $450 million was contributed to SCE and the remainder of the proceeds were used for general corporate and working capital purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Equity Financing."
In April 2019, Edison International Parent registered $1.5 billion of additional shares of its common stock with the SEC, of which it currently anticipates issuing up to $0.5 billion in 2019 through designated broker-dealers at prevailing market prices (an at-the-market offering).
In July 2019, Edison International issued approximately $2.2 billion of common stock in an underwritten offering. Of the proceeds of the common stock issuance, $1.2 billion was contributed to SCE for its initial contribution to the Wildfire Insurance Fund, $200 million and $450 million were contributed to SCE in August 2019 and September 2019, respectively, for general corporate purposes. The remaining $350 million will be used for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Equity Financing." Edison International believes that these contributions, along with future proceeds from the at-the-market offering, will enable SCE to increase the common equity component of its capital structure to 52% in 2020 as proposed in SCE's Cost of Capital application filed with the CPUC in April 2019.
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
A debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.70 to 1. At September 30, 2019, Edison International Parent's consolidated debt to total capitalization ratio was 0.55 to 1.
At September 30, 2019, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Edison International Parent's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit rating agencies in the first quarter of 2019. In the third quarter of 2019, the major credit agencies changed Edison International Parent's outlook from negative to stable, due to the passage of AB 1054 and the establishment of the Wildfire Insurance Fund, which provided the Liability Cap and the new standard that the CPUC must apply when assessing the prudency of a utility. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable
Edison International Parent's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.
Net Operating Loss and Tax Credit Carryforwards
Edison International has net operating loss and tax credit carryforwards retained by SCE, which are available to offset future consolidated taxable income or tax liabilities. In May 2019, SCE received the 2018 GRC final decision, which included a reduction in revenue and taxable income for 2018 through 2020. At September 30, 2019, net operating loss and tax credit carryforwards reflect the impact of the 2018 GRC final decision, the potential for claims related to the 2017/2018 Wildfire/Mudslide Events, and participation in the Wildfire Insurance Fund as described in AB 1054. Edison International expects to realize its NOL and tax credit carryforward position through 2027.

Historical Cash Flows
SCE

	Nine months ended September 30,
(in millions)	2019	2018
Net cash (used in) provided by operating activities	$(639)	$2,258
Net cash provided by financing activities	4,039	340
Net cash used in investing activities	(3,336)	(3,074)
Net increase (decrease) in cash, cash equivalents and restricted cash	$64	$(476)
Net Cash (Used in) Provided by Operating Activities
The following table summarizes major categories of net cash (used in) provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018.

	Nine months ended September 30,		Change in cash flows
(in millions)	2019	2018	2019/2018
Net income	$1,306	$1,210
Non-cash items[1]	1,277	1,697
Subtotal	$2,583	$2,907	$(324)
Contributions to Wildfire Insurance Fund	(2,363)	—	(2,363)
Changes in cash flow resulting from working capital[2]	(247)	(692)	445
Regulatory assets and liabilities	(470)	213	(683)
Other noncurrent assets and liabilities[3]	(142)	(170)	28
Net cash (used in) provided by operating activities	$(639)	$2,258	$(2,897)

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, deferred income taxes and investment tax credits, and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.
3 Includes the nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash (used in) provided by operating activities was impacted by the following:
Net income and non-cash items decreased in 2019 by $324 million. Net Income increased by $96 million primarily due to the adoption of the 2018 GRC final decision in the second quarter of 2019, higher FERC revenue due to the pending settlement of SCE's 2018 Formula Rate proceeding, and timing of regulatory deferrals of wildfire insurance costs, partially offset by higher wildfire mitigation and other maintenance expenses. The $420 million decrease in non-cash items included changes in deferred income taxes and investment credits of $(207) million and $108 million in 2019 and 2018, respectively, depreciation and amortization of $1.3 billion and $1.6 billion in 2019 and 2018, respectively, and an impairment charge of $170 million recorded in 2019 related to disallowed historical capital expenditures in SCE's 2018 GRC final decision.
Net cash used in operating activities was also impacted by cash outflow of $2.4 billion related to SCE's contribution to the Wildfire Insurance Fund in September 2019. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
Net cash outflow for working capital was $247 million and $692 million during the nine months ended September 30, 2019 and 2018, respectively. Net cash for working capital in 2019 was impacted by insurance premium payments of $453 million for wildfire-related coverage, partially offset by net tax refunds of $166 million. The working capital outflow was also due to an increase in receivables from customers of $533 million and $632 million in 2019 and 2018, respectively, and an increase in payables of $270 million in 2019 primarily related to purchased power.
Net cash provided by regulatory assets and liabilities, including changes in overcollections of balancing accounts was $(470) million and $213 million during the nine months ended September 30, 2019 and 2018, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2019

•
BRRBA overcollections decreased by $33 million primarily due to refunds of prior overcollections (including incremental tax benefits), offset by distribution revenue previously collected from customers in 2019 and 2018 that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision.

•
PABA was established in May 2019 to determine and pro-ratably recover from responsible bundled service and departing load customers the “above-market” costs of all generation resources that are eligible for cost recovery. Net undercollections for ERRA, PABA and the new system generation program decreased by $93 million primarily due to recovery of prior ERRA undercollections and overcollections of generation revenue occurring in 2019 and 2018 that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision. The cash inflow was partially offset by lower sales than forecasted in rates, higher than forecasted power and gas prices experienced in 2019, charges from CPUC-authorized contract terminations and refunds of prior overcollections from the new system generation program.

•
Elimination of approximately $360 million in a regulatory liability that was established in 2018 to record adjustments associated with the delay in the 2018 GRC decision. In May 2019, the CPUC approved the final decision in SCE's 2018 GRC, resulting in 2019 and 2018 overcollections being refunded to customers through BRRBA and PABA, as discussed above.

•
Undercollections of $234 million related to wildfire-related expenses that are probable of future recovery from customers, including risk mitigation costs and insurance premiums. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

•
Higher cash due to $141 million of overcollections related to the timing of greenhouse gas auction revenue and low carbon fuel standard credits sales, and the related refunds and rebates to eligible customers.

2018

•
BRRBA overcollections increased by $478 million during the first nine months of 2018 primarily due to a $263 million reclassification of 2017 incremental tax benefits from TAMA to BRRBA (to be refunded in 2019) and higher sales than forecasted in rates, partially offset by a refund of 2016 incremental tax benefits.

•	Higher cash due to $138 million of overcollections for the public purpose and energy efficiency programs resulting from lower program spending.

•
Higher cash reflected in regulatory liabilities of approximately $269 million primarily due to the delay in the 2018 GRC decision. Amounts billed to customers during the first nine months of 2018 were based on the 2017 authorized GRC revenue requirement, however, the amount of revenue recognized was adjusted mainly for the July 2017 cost of capital decision and Tax Reform pending the outcome of the 2018 GRC and therefore, a regulatory liability was established to record any associated adjustments.

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

•	TAMA overcollections decreased by $290 million primarily due to a reclassification from TAMA to BRRBA to refund customers as discussed above.

•
During the third quarter of 2018, SCE requested approval from the CPUC to track and recover wildfire related costs including insurance premiums in excess of the amounts that will be ultimately approved in the 2018 GRC decision. At September 30, 2018, SCE had a regulatory asset of $63 million related to these costs.

Cash flows used in other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($19 million and $29 million in 2019 and 2018, respectively) and SCE's payments of decommissioning costs ($126 million and $109 million in 2019 and 2018, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the nine months ended September 30, 2019 and 2018. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Equity Financing."

	Nine months ended September 30,
(in millions)	2019	2018
Issuances of first and refunding mortgage bonds, net of discount and issuance costs	$2,306	$2,692
Capital contribution from Edison International Parent	3,050	—
Long-term debt matured	(81)	(639)
Short-term debt repayments, net of borrowings and discount	(721)	(1,137)
Payments of common stock dividends to Edison International	(400)	(474)
Payments of preferred and preference stock dividends	(96)	(96)
Other	(19)	(6)
Net cash provided by financing activities	$4,039	$340
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($3.5 billion and $3.2 billion for the nine-month periods ended September 30, 2019 and 2018, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $114 million and $86 million during the nine months ended September 30, 2019 and 2018, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2019	2018
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$19	$29
SCE's decommissioning costs	(126)	(109)
Net cash provided by investing activities:
Proceeds from sale of investments	3,354	3,017
Purchases of investments	(3,240)	(2,931)
Net cash impact	$7	$6
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes, and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($126 million and $109 million in 2019 and 2018, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($133 million and $115 million in 2019 and 2018, respectively).

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Nine months ended September 30,
(in millions)	2019	2018
Net cash (used in) provided by operating activities	$(178)	$13
Net cash provided by (used in) financing activities	519	(651)
Net cash (used in) provided by investing activities	(9)	61
Net increase (decrease) in cash and cash equivalents	$332	$(577)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was impacted by the following:

•	$101 million cash outflow related to intercompany tax-allocation payments in 2019 and $75 million cash inflow from income tax refunds 2018.

•	$77 million and $62 million cash outflow from operating activities in 2019 and 2018, respectively, primarily due to payments relating to interest and operating costs.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was as follows:

	Nine months ended September 30,
(in millions)	2019	2018
Dividends paid to Edison International common shareholders	$(594)	$(591)
Dividends received from SCE	400	474
Capital contribution to SCE	(3,050)	—
Issuance of long-term debt, net of discount and issuance costs	596	545
Issuance of common stock	2,165	—
Issuance of term loan	1,000	—
Long-term debt repayment	—	(15)
Short-term debt repayments, net of borrowings and discount	(1)	(1,091)
Other	3	27
Net cash provided by (used in) financing activities	$519	$(651)
Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities decreased $70 million during the nine months of 2019 compared to 2018 primarily due to a cash inflow of $78 million from the sale of SoCore Energy in April 2018.
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
Commodity Price Risk
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $64 million and $167 million on SCE's consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings, and press releases, to guide it in the process of setting credit levels, risk limits, and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2019, 97% of SCE's power and gas trading counterparty credit risk exposure is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a discussion of Edison International's and SCE's critical accounting policies, other than the policy described below, see "Critical Accounting Estimates and Policies" in the year-ended 2018 MD&A.
Contributions to the Wildfire Insurance Fund
Nature of Estimates Required. At September 30, 2019, Edison International and SCE have a $2.8 billion long-term asset and a $323 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets, for an initial $2.4 billion contribution made during the third quarter of 2019 and the present value of annual contributions SCE has committed to make to the Wildfire Insurance Fund. At September 30, 2019, a long-term liability of $782 million and a current liability of $94 million have been reflected as "Other deferred credits and other long-term liabilities" and "Other current liabilities", respectively, for the present value of unpaid contribution amounts. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.
Management concluded it would be most appropriate to account for the contributions to the Wildfire Insurance Fund similar to prepaid insurance, ratably allocating the expense to periods based on an estimated period of coverage.
Key Assumptions and Approach Used. The Wildfire Insurance Fund does not have a defined life. Instead, the Wildfire Insurance Fund will terminate when the administrator determines that the fund has been exhausted. Management estimates that the Wildfire Insurance Fund will provide insurance coverage for a period of 10 years. The determination of the correct period in which to record an expense in relation to contributions to the Wildfire Insurance Fund depends, among other factors, on management's assessment of: the future occurrence and magnitude of wildfires; the involvement of SCE, or other electrical corporations, in the ignition of those fires; the probable future outcomes of CPUC cost recovery proceedings for wildfire claims, which may require reimbursement of the fund by electrical corporations; the participation of PG&E in the fund; and the use of the contributions by the administrator of the Wildfire Insurance Fund. Further information regarding these factors may become available due to the actions of the fund administrator, or other entities, which could require management to reassess the period of coverage. In estimating the period of coverage, Edison International and SCE used a Monte Carlo simulation based on five years of historical data from wildfires caused by electrical equipment to estimate expected loss. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, PG&E and SDG&E from the fund have been applied to expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by electrical equipment and the estimated costs associated with those forecasted events. Using a longer period of historical data significantly increases the estimated period of coverage of the fund.
Effect if Different Assumptions Used. Changes in the estimated life of the insurance fund could have a material impact on the expense recognition.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2019	2018	2019	2018
Total operating revenue	$3,741	$4,269	$9,377	$9,648
Purchased power and fuel	1,708	2,306	3,848	4,344
Operation and maintenance	841	674	2,318	2,068
Depreciation and amortization	459	466	1,260	1,391
Property and other taxes	99	97	302	301
Impairment and other	—	(11)	166	60
Other operating income	(2)	(2)	(5)	(5)
Total operating expenses	3,105	3,530	7,889	8,159
Operating income	636	739	1,488	1,489
Interest expense	(214)	(188)	(619)	(538)
Other income and (expense)	58	76	151	176
Income before taxes	480	627	1,020	1,127
Income tax (benefit) expense	(22)	83	(212)	43
Net income	502	544	1,232	1,084
Preferred and preference stock dividend requirements of SCE	31	31	91	91
Other noncontrolling interests	—	—	—	(14)
Net income attributable to Edison International common shareholders	$471	$513	$1,141	$1,007
Basic earnings per share:
Weighted-average shares of common stock outstanding	347	326	333	326
Basic earnings per common share attributable to Edison International common shareholders	$1.36	$1.57	$3.43	$3.09
Diluted earnings per share:
Weighted-average shares of common stock outstanding, including effect of dilutive securities	349	327	334	327
Diluted earnings per common share attributable to Edison International common shareholders	$1.35	$1.57	$3.42	$3.08

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2019	2018	2019	2018
Net income	$502	$544	$1,232	$1,084
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	1	5	5
Other	—	1	—	(4)
Other comprehensive income, net of tax	2	2	5	1
Comprehensive income	504	546	1,237	1,085
Less: Comprehensive income attributable to noncontrolling interests	31	31	91	77
Comprehensive income attributable to Edison International	$473	$515	$1,146	$1,008

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$547	$144
Receivables, less allowances of $51 and $52 for uncollectible accounts at respective dates	1,099	730
Accrued unbilled revenue	639	482
Inventory	348	282
Income tax receivables	127	191
Prepaid expenses	293	148
Derivative assets	49	171
Regulatory assets	1,120	1,133
Wildfire Insurance Fund contributions	323	—
Other current assets	117	78
Total current assets	4,662	3,359
Nuclear decommissioning trusts	4,479	4,120
Other investments	89	63
Total investments	4,568	4,183
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,873 and $9,566 at respective dates	43,150	41,269
Nonutility property, plant and equipment, less accumulated depreciation of $84 and $82 at respective dates	85	79
Total property, plant and equipment	43,235	41,348
Regulatory assets	5,731	5,380
Wildfire Insurance Fund contributions	2,849	—
Operating lease right-of-use assets	705	—
Other long-term assets	2,462	2,445
Total long-term assets	11,747	7,825

Total assets	$64,212	$56,715

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Short-term debt	$1,000	$720
Current portion of long-term debt	479	79
Accounts payable	1,663	1,511
Customer deposits	302	299
Regulatory liabilities	1,010	1,532
Current portion of operating lease liabilities	91	—
Other current liabilities	1,458	1,254
Total current liabilities	6,003	5,395
Long-term debt	17,066	14,632
Deferred income taxes and credits	5,023	4,576
Pensions and benefits	861	869
Asset retirement obligations	3,030	3,031
Regulatory liabilities	8,544	8,329
Operating lease liabilities	615	—
Wildfire-related claims	4,669	4,669
Other deferred credits and other long-term liabilities	3,048	2,562
Total deferred credits and other liabilities	25,790	24,036
Total liabilities	48,859	44,063
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 358,522,961 and 325,811,206 shares issued and outstanding at respective dates)	4,746	2,545
Accumulated other comprehensive loss	(55)	(50)
Retained earnings	8,469	7,964
Total Edison International's common shareholders' equity	13,160	10,459
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Total equity	15,353	12,652

Total liabilities and equity	$64,212	$56,715

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2019	2018
Cash flows from operating activities:
Net income	$1,232	$1,084
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,316	1,639
Allowance for equity during construction	(75)	(76)
Impairment and other	166	60
Deferred income taxes and investment tax credits	(221)	133
Other	88	48
Nuclear decommissioning trusts	(114)	(86)
Contributions to Wildfire Insurance Fund	(2,363)	—
Changes in operating assets and liabilities:
Receivables	(383)	(325)
Inventory	(68)	(25)
Accounts payable	284	20
Tax receivables and payables	163	137
Other current assets and liabilities	(340)	(424)
Regulatory assets and liabilities, net	(470)	213
Other noncurrent assets and liabilities	(32)	(127)
Net cash (used in) provided by operating activities	(817)	2,271
Cash flows from financing activities:
Long-term debt issued, net of premium, discount and issuance costs of $2 and $63 for the respective periods	2,902	3,237
Term loan issued	1,000	—
Long-term debt matured	(81)	(654)
Common stock issued	2,165	—
Short-term debt financing, net	(722)	(2,228)
Payments for stock-based compensation	(64)	(37)
Receipts from stock option exercises	51	20
Dividends to noncontrolling interests	(96)	(96)
Dividends paid	(594)	(591)
Other	(3)	38
Net cash provided by (used in) financing activities	4,558	(311)
Cash flows from investing activities:
Capital expenditures	(3,497)	(3,241)
Proceeds from sale of nuclear decommissioning trust investments	3,354	3,017
Purchases of nuclear decommissioning trust investments	(3,240)	(2,931)
Proceeds from sale of SoCore Energy, net of cash acquired by buyer	—	78
Other	38	64
Net cash used in investing activities	(3,345)	(3,013)
Net increase (decrease) in cash, cash equivalents and restricted cash	396	(1,053)
Cash, cash equivalents and restricted cash at beginning of period	152	1,132
Cash, cash equivalents and restricted cash at end of period	$548	$79

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2019	2018	2019	2018
Operating revenue	$3,732	$4,260	$9,348	$9,617
Purchased power and fuel	1,708	2,306	3,848	4,344
Operation and maintenance	819	651	2,259	1,996
Depreciation and amortization	459	466	1,259	1,387
Property and other taxes	98	96	300	298
Impairment and other	—	(10)	166	(10)
Other operating income	(1)	(3)	(4)	(5)
Total operating expenses	3,083	3,506	7,828	8,010
Operating income	649	754	1,520	1,607
Interest expense	(183)	(173)	(549)	(492)
Other income and (expense)	58	72	152	173
Income before taxes	524	653	1,123	1,288
Income tax (benefit) expense	(10)	86	(183)	78
Net income	534	567	1,306	1,210
Less: Preferred and preference stock dividend requirements	31	31	91	91
Net income available for common stock	$503	$536	$1,215	$1,119

Consolidated Statements of Comprehensive Income		Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2019	2018	2019	2018
Net income	$534	$567	$1,306	$1,210
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1	3	4
Other	—	—	—	(5)
Other comprehensive income (loss), net of tax	1	1	3	(1)
Comprehensive income	$535	$568	$1,309	$1,209

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$86	$21
Receivables, less allowances of $51 for uncollectible accounts at both dates	1,087	711
Accrued unbilled revenue	638	482
Inventory	348	282
Income tax receivables	131	312
Prepaid expenses	292	144
Derivative assets	49	171
Regulatory assets	1,120	1,133
Wildfire Insurance Fund contributions	323	—
Other current assets	105	69
Total current assets	4,179	3,325
Nuclear decommissioning trusts	4,479	4,120
Other investments	74	45
Total investments	4,553	4,165
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,873 and $9,566 at respective dates	43,150	41,269
Nonutility property, plant and equipment, less accumulated depreciation of $78 and $77 at respective dates	81	75
Total property, plant and equipment	43,231	41,344
Regulatory assets	5,731	5,380
Wildfire Insurance Fund contributions	2,849	—
Operating lease right-of-use assets	701	—
Long-term insurance receivable due from affiliate	1,000	1,000
Other long-term assets	1,378	1,360
Total long-term assets	11,659	7,740

Total assets	$63,622	$56,574

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2019	December 31, 2018
LIABILITIES AND EQUITY
Short-term debt	$—	$720
Current portion of long-term debt	79	79
Accounts payable	1,663	1,519
Customer deposits	302	299
Regulatory liabilities	1,010	1,532
Current portion of operating lease liabilities	90	—
Other current liabilities	1,182	997
Total current liabilities	4,326	5,146
Long-term debt	15,129	12,892
Deferred income taxes and credits	6,360	5,898
Pensions and benefits	434	433
Asset retirement obligations	3,030	3,031
Regulatory liabilities	8,544	8,329
Operating lease liabilities	611	—
Wildfire-related claims	4,669	4,669
Other deferred credits and other long-term liabilities	2,874	2,391
Total deferred credits and other liabilities	26,522	24,751
Total liabilities	45,977	42,789
Commitments and contingencies (Note 12)
Preferred and preference stock	2,245	2,245
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	3,737	680
Accumulated other comprehensive loss	(25)	(23)
Retained earnings	9,520	8,715
Total equity	17,645	13,785

Total liabilities and equity	$63,622	$56,574

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2019	2018
Cash flows from operating activities:
Net income	$1,306	$1,210
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,312	1,632
Allowance for equity during construction	(75)	(76)
Impairment and other	166	(10)
Deferred income taxes and investment tax credits	(207)	108
Other	81	43
Nuclear decommissioning trusts	(114)	(86)
Contributions to Wildfire Insurance Fund	(2,363)	—
Changes in operating assets and liabilities:
Receivables	(392)	(337)
Inventory	(68)	(25)
Accounts payable	275	2
Tax receivables and payables	279	80
Other current assets and liabilities	(341)	(412)
Regulatory assets and liabilities, net	(470)	213
Other noncurrent assets and liabilities	(28)	(84)
Net cash (used in) provided by operating activities	(639)	2,258
Cash flows from financing activities:
Long-term debt issued, net of premium, discount and issuance costs of $6 and $58 for the respective periods	2,306	2,692
Long-term debt matured	(81)	(639)
Capital contributions from Edison International Parent	3,050	—
Short-term debt financing, net	(721)	(1,137)
Payments for stock-based compensation	(39)	(16)
Receipts from stock option exercises	22	8
Dividends paid	(496)	(570)
Other	(2)	2
Net cash provided by financing activities	4,039	340
Cash flows from investing activities:
Capital expenditures	(3,495)	(3,223)
Proceeds from sale of nuclear decommissioning trust investments	3,354	3,017
Purchases of nuclear decommissioning trust investments	(3,240)	(2,931)
Other	45	63
Net cash used in investing activities	(3,336)	(3,074)
Net increase (decrease) in cash, cash equivalents and restricted cash	64	(476)
Cash, cash equivalents and restricted cash at beginning of period	22	515
Cash, cash equivalents and restricted cash at end of period	$86	$39

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
In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been conformed to the current period's presentation.
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

Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Money market funds	$493	$116	$41	$1

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Book balances reclassified to accounts payable	$63	$65	$61	$65

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	September 30, 2019	December 31, 2018
Edison International:
Cash and cash equivalents	$547	$144
Short-term restricted cash[1]	1	8
Total cash, cash equivalents, and restricted cash	$548	$152
SCE:
Cash and cash equivalents	$86	$21
Short-term restricted cash[1]	—	1
Total cash, cash equivalents, and restricted cash	$86	$22

[1]	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
Goodwill
At September 30, 2019, Edison International has $59 million of goodwill, all of which is related to its Edison Energy reporting unit. Goodwill constitutes the majority of Edison International's $83 million investment in Edison Energy. Edison International assesses goodwill through an annual goodwill impairment test, at the reporting unit level as of October 1st of each year. Edison International will update its goodwill impairment test between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value. The fair value of the Edison Energy reporting unit is estimated using the income approach, which utilizes discounted cash flow analysis based on the earnings expected to be generated in the future. This determination requires significant assumptions and estimates in forecasting future cash flows and establishing a market discount rate and a terminal value. The most critical assumption affecting the estimate of the Edison Energy reporting unit's fair value is its forecasted growth in sales to commercial and industrial customers. Edison Energy is currently in the process of updating its long-term plan. A reduction in expected future cash flows could result in a goodwill impairment.
Revenue Recognition
Regulatory Proceedings
2018 General Rate Case
In May 2019, the California Public Utilities Commission ("CPUC") approved a final decision in SCE's 2018 GRC. The final decision authorized a revenue requirement of $5.116 billion for 2018 and identified changes to certain balancing accounts, including the expansion of the TAMA to include the impacts of all differences between forecast and recorded tax expense. The final decision also disallowed certain historical spending, largely related to specific pole replacements the CPUC determined were performed prematurely.
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

See Note 11 for further information.
2018 and 2019 FERC Formula Rate
In October 2017, SCE filed its 2018 formula rate ("Formula Rate") with the FERC. In December 2017, the FERC issued an order setting the effective date of SCE's 2018 FERC Formula Rate as of January 1, 2018, subject to settlement procedures and refund. In November 2018, SCE filed its 2019 annual update with the FERC with the proposed rates effective January 1, 2019, subject to settlement procedures and refund, and requested a decrease in transmission revenue requirement of $131 million, or 11% from amounts currently authorized in rates. In April 2019, SCE filed an application with the FERC to revise the 2018 Formula Rate with the 2019 Formula Rate, which was subsequently accepted by the FERC, effective November 11, 2019, subject to refund and settlement procedures. In September 2019, SCE filed a settlement on its formula rates for the 2018 Formula Rate case that, will establish SCE's FERC transmission revenue requirement for January 1, 2018 through November 11, 2019 (the “FERC 2018 Settlement Period”). The settlement provides for a weighted-average ROE of 11.2%, which includes a previously authorized 50 basis point incentive for CAISO participation and individual and previously authorized project incentives. Under the settlement, if the FERC issues a final, unappealable ruling that finds SCE is not eligible for the 50 basis point incentive for CAISO participation, then the ROE for the FERC 2018 Settlement Period will be reduced to 10.7%. The FERC has approved implementing this settlement on an interim basis pending the FERC's consideration of the settlement. The transmission revenue requirement and rates that have been billed to customers for the FERC 2018 Settlement Period were based on a total FERC weighted average ROE of 11.58%. SCE will true-up customer rates for the difference between its original request and the settlement from existing regulatory liabilities pending FERC's consideration of the settlement and will reverse the true-up if the settlement is not approved by the FERC. SCE had been recognizing revenue during the FERC 2018 Settlement Period based on its expectations of the probable outcome of the 2018 Formula Rate case. Regulatory assets and liabilities were adjusted based on the probable approval of the 2018 Formula Rate case settlement, which resulted in recording a $48.4 million increase in net income.
In the 2019 Formula Rate case, SCE requested a base return on equity of 17.12% ("FERC Base ROE"). The requested FERC Base ROE reflected a conventional ROE of 11.12% and an additional ROE of 6% to compensate investors for current wildfire risk. SCE's total ROE request, inclusive of project incentives and a 0.5% incentive for CAISO participation, was approximately 18.4%, compared to its proposed settlement for its 2018 Formula Rate of 11.2%.
In September 2019, SCE filed a partial settlement on the 2019 Formula Rate that modifies its requested FERC Base ROE from 17.12% to 11.97%. This reduced ROE request reflects a conventional ROE of 11.12% and an additional ROE of 0.85% to compensate investors for current wildfire risk. As with the equivalent reduction in SCE's requested ROE in its 2020 CPUC Cost of Capital proceeding, for SCE, this partial settlement reflects the anticipated impact of AB 1054 on its requested ROE. As modified, SCE's total ROE request, inclusive of project incentives and a 0.5% incentive for CAISO participation, would be approximately 13.25%. The FERC has approved implementing the 2019 Formula Rate as revised by partial settlement effective as of November 12, 2019 pending the FERC's consideration of the partial settlement but subject to hearing and settlement procedures. If the partial settlement is not approved by the FERC, SCE will increase customer rates to reflect the impact of the 2019 Formula Rate based on SCE's initial request being implemented effective as of November 12, 2019. Whether or not the partial settlement is approved by the FERC, amounts billed to customers under the 2019 Formula Rate will be subject to refund until the 2019 Formula Rate proceeding is ultimately resolved.
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

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2019	2018	2019	2018
Basic earnings per share:
Net income attributable to common shareholders	$471	$513	$1,141	$1,007
Participating securities dividends	—	—	—	—
Net income available to common shareholders	$471	$513	$1,141	$1,007
Weighted average common shares outstanding	347	326	333	326
Basic earnings per share	$1.36	$1.57	$3.43	$3.09
Diluted earnings per share:
Net income attributable to common shareholders	$471	$513	$1,141	$1,007
Participating securities dividends	—	—	—	—
Net income available to common shareholders	$471	$513	$1,141	$1,007
Income impact of assumed conversions	—	—	—	—
Net income available to common shareholders and assumed conversions	$471	$513	$1,141	$1,007
Weighted average common shares outstanding	347	326	333	326
Incremental shares from assumed conversions	2	1	1	1
Adjusted weighted average shares – diluted	349	327	334	327
Diluted earnings per share	$1.35	$1.57	$3.42	$3.08

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,398,884 and 3,817,072 shares of common stock for the three months ended September 30, 2019 and 2018, respectively, and 5,997,917 and 6,042,695 shares for the nine months ended September 30, 2019 and 2018, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 (the "Wildfire Insurance Fund" and "AB 1054")
Edison International and SCE accounted for the contributions to the Wildfire Insurance Fund similar to prepaid insurance. No period of coverage was provided in AB 1054, therefore expense is being allocated to periods ratably based on an estimated period of coverage. At September 30, 2019, Edison International and SCE have a $2.8 billion long-term asset and a $323 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets, for an initial $2.4 billion contribution made during the third quarter of 2019 and the present value of annual contributions SCE has committed to make to the Wildfire Insurance Fund. At September 30, 2019, a long-term liability of $782 million and a current liability of $94 million have been reflected as "Other deferred credits and other long-term liabilities" and "Other current liabilities", respectively, for the present value of unpaid contribution amounts. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.
A period of 10 years is being used to amortize the asset. All expenses related to the contributions are being reflected in "operation and maintenance" in the consolidated statements of income. Changes in the estimated period of coverage provided by the Wildfire Insurance Fund could lead to material changes in the future expense recognition. In estimating the period of coverage Edison International and SCE used Monte Carlo simulations based on five years of historical data from wildfires caused by electrical equipment to estimate expected loss. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, PG&E and SDG&E from the fund, have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by electrical equipment and the estimated costs associated with those forecasted events. Edison International and SCE evaluate all inputs annually, or upon claims being made from the fund for catastrophic wildfires, the expected life of the insurance fund will be adjusted as required.
Edison International and SCE will assess the Wildfire Insurance Fund contribution assets for impairment in the event that a participating utility's electrical equipment is found to be the substantial cause of a catastrophic wildfire, based on the ability of SCE to benefit from the coverage provided by the Wildfire Insurance Fund in an amount equal to the recorded assets.
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

Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued an accounting standards update to require the use of the current expected credit loss model to measure impairment of financial instruments and the use of an allowance to record estimated credit losses on available-for-sale debt securities. The guidance, as amended in November 2018 and May 2019, allows entities to irrevocably elect the fair value option for any financial instrument previously measured on an amortized costs basis. Edison International and SCE have identified accounts receivable and available for sale debt securities held in nuclear decommissioning trusts as financial assets in scope for this guidance. Edison International and SCE are in the process of implementing process changes necessary to comply with the standard's disclosure requirements. Edison International and SCE do not believe the adoption of the standard will have a material impact on the financial position or results of operations and will apply a prospective adoption approach to available-for-sale debt securities and a modified retrospective approach to all other financial assets. Edison International and SCE will not elect the fair value option. Edison International and SCE will adopt this guidance effective January 1, 2020.
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
In August 2018, the FASB issued an accounting standards update which aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. The guidance also clarified presentation requirements for reporting implementation costs in the financial statements. Edison International and SCE completed an evaluation of hosting arrangements that are service contracts with incurred implementation costs and currently the implementation costs are immaterial, as such the guidance will be applied prospectively. Edison International and SCE will adopt this guidance effective January 1, 2020.
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

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three and nine months ended September 30, 2019:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2018	$2,545	$(50)	$7,964	$10,459	$2,193	$12,652
Net income	—	—	278	278	30	308
Other comprehensive income	—	2	—	2	—	2
Cumulative effect of accounting changes[1]	—	(10)	10	—	—	—
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(18)	(18)	—	(18)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at March 31, 2019	$2,550	$(58)	$8,034	$10,526	$2,193	$12,719
Net income	—	—	392	392	30	422
Other comprehensive income	—	1	—	1	—	1
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(4)	(4)	—	(4)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at June 30, 2019	$2,555	$(57)	$8,222	$10,720	$2,193	$12,913
Net income	—	—	471	471	31	502
Other comprehensive income	—	2	—	2	—	2
Common stock issued, net of issuance cost	2,185	—	—	2,185	—	2,185
Common stock dividends declared ($0.6125 per share)	—	—	(219)	(219)	—	(219)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	(5)	(5)	—	(5)
Noncash stock-based compensation	6	—	—	6	—	6
Balance at September 30, 2019	$4,746	$(55)	$8,469	$13,160	$2,193	$15,353

[1]
Edison International recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards updates on the reclassification of stranded tax effects resulting from Tax Reform. See Note 1 for further information.

The following table provides Edison International's changes in equity for the three and nine months ended September 30, 2018:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per-share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866
Net income (loss)	—	—	218	218	(3)	30	245
Other comprehensive income	—	2	—	2	—	—	2
Cumulative effect of accounting changes[1]	—	(5)	10	5	—	—	5
Common stock dividends declared ($0.6050 per share)	—	—	(197)	(197)	—	—	(197)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(8)	(8)	—	—	(8)
Noncash stock-based compensation	5	—	—	5	—	—	5
Other	—	—	—	—	1	—	1
Balance at March 31, 2018	$2,531	$(46)	$9,211	$11,696	$—	$2,193	$13,889
Net income (loss)	—	—	276	276	(8)	30	298
Other comprehensive income	—	2	—	2	—	—	2
Contribution from tax equity investor	—	—	—	—	24	—	24
Common stock dividends declared ($0.6050 per share)	—	—	(197)	(197)	—	—	(197)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(4)	(4)	—	—	(4)
Noncash stock-based compensation	6	—	—	6	—	—	6
Deconsolidation of SoCore Energy	—	—	—	—	(15)	—	(15)
Other	—	—	—	—	(1)	—	(1)
Balance at June 30, 2018	$2,537	$(44)	$9,286	$11,779	$—	$2,193	$13,972
Net income	—	—	513	513	—	31	544
Other comprehensive income	—	2	—	2	—	—	2
Common stock dividends declared ($0.6050 per share)	—	—	(197)	(197)	—	—	(197)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	(5)	(5)	—	—	(5)
Noncash stock-based compensation	4	—	—	4	—	—	4
Balance at September 30, 2018	$2,541	$(42)	$9,597	$12,096	$—	$2,193	$14,289

[1]
Edison International recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2018 related to the adoption of the accounting standards update on revenue recognition and the measurement of financial instruments.

The following table provides SCE's changes in equity for the three and nine months ended September 30, 2019:

(in millions, except per-share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	1	—	1
Cumulative effect of accounting change[1]	—	—	—	(5)	5	—
Dividends declared on common stock ($0.4599 per share)	—	—	—	—	(200)	(200)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(12)	(12)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2019	$2,245	$2,168	$683	$(27)	$8,801	$13,870
Net income	—	—	—	—	449	449
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	1,200	—	—	1,200
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(1)	(1)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2019	$2,245	$2,168	$1,886	$(26)	$9,219	$15,492
Net income	—	—	—	—	534	534
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	1,850	—	—	1,850
Dividends declared on common stock ($0.4599 per share)	—	—	—	—	(200)	(200)
Dividends declared on preferred and preference stock ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	(2)	—	(2)	(4)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at September 30, 2019	$2,245	$2,168	$3,737	$(25)	$9,520	$17,645

[1]
SCE recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform. See Note 1 for further information.

The following table provides SCE's changes in equity for the three and nine months ended September 30, 2018:

(in millions, except per-share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2017	$2,245	$2,168	$671	$(19)	$9,607	$14,672
Net income	—	—	—	—	316	316
Other comprehensive income	—	—	—	2	—	2
Cumulative effect of accounting change[1]				(5)	5	—
Dividends declared on common stock ($0.4875 per share)	—	—	—	—	(212)	(212)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(2)	(2)
Noncash stock-based compensation	—	—	2	—	—	2
Balance at March 31, 2018	$2,245	$2,168	$673	$(22)	$9,684	$14,748
Net income	—	—	—	—	327	327
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.2299 per share)	—	—	—	—	(100)	(100)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(3)	(3)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2018	$2,245	$2,168	$676	$(21)	$9,878	$14,946
Net income	—	—	—	—	567	567
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.6071 per share)	—	—	—	—	(264)	(264)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	—	—	(4)	(4)
Noncash stock-based compensation	—	—	2	—	—	2
Balance at September 30, 2018	$2,245	$2,168	$678	$(20)	$10,146	$15,217

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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs result from current amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2018 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,894 MW and 3,602 MW at September 30, 2019 and 2018, respectively, and the amounts that SCE paid to these projects were $353 million and $328 million for the three months ended September 30, 2019 and 2018, respectively, and $628 million and $567 million for the nine months ended September 30, 2019 and 2018, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of September 30, 2019 and December 31, 2018, consisted of investments of $400 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended September 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2019
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6
2018
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6

	Nine months ended September 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2019
Dividend income	$15	$12	$13	$12	$18
Dividend distributions	15	12	13	12	18
2018
Dividend income	$15	$12	$13	$12	$18
Dividend distributions	15	12	13	12	18

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2019 and December 31, 2018, nonperformance risk was not material for Edison International and SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$10	$70	$(16)	$64
Money market fund and other	50	14	—	—	64
Nuclear decommissioning trusts:
Stocks[2]	1,619	—	—	—	1,619
Fixed Income[3]	873	1,967	—	—	2,840
Short-term investments, primarily cash equivalents	107	50	—	—	157
Subtotal of nuclear decommissioning trusts[4]	2,599	2,017	—	—	4,616
Total assets	2,649	2,041	70	(16)	4,744
Liabilities at fair value
Derivative contracts	—	17	7	(24)	—
Total liabilities	—	17	7	(24)	—
Net assets	$2,649	$2,024	$63	$8	$4,744

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$32	$141	$—	$173
Other	9	21	—	—	30
Nuclear decommissioning trusts:
Stocks[2]	1,382	—	—	—	1,382
Fixed Income[3]	1,001	1,665	—	—	2,666
Short-term investments, primarily cash equivalents	120	95	—	—	215
Subtotal of nuclear decommissioning trusts[4]	2,503	1,760	—	—	4,263
Total assets	2,512	1,813	141	—	4,466
Liabilities at fair value
Derivative contracts	—	13	—	(7)	6
Total liabilities	—	13	—	(7)	6
Net assets	$2,512	$1,800	$141	$7	$4,460

[1]	Represents the netting of assets and liabilities under master netting agreements and cash collateral.

[2]	Approximately 72% and 71% of SCE's equity investments were in companies located in the United States at September 30, 2019 and December 31, 2018, respectively.

[3]
Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities of $64 million and $67 million at September 30, 2019 and December 31, 2018, respectively.

[4]
Excludes net payables of $137 million and $143 million at September 30, 2019 and December 31, 2018, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $452 million and $115 million at September 30, 2019 and December 31, 2018, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Fair value of net assets at beginning of period	$63	$52	$141	$101
Total realized/unrealized losses[1]	—	(21)	(78)	(70)
Fair value of net assets at end of period[2]	$63	$31	$63	$31
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$30	$7	$27	$7

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[2]	There were no material transfers into or out of Level 3 during 2019 and 2018.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range
	Assets	Liabilities	Valuation Technique(s)	Unobservable Input	(Weighted Average)
Congestion revenue rights
September 30, 2019	$70	$7	Auction prices	CAISO CRR auction prices	$(3.33) - $11.58 ($0.96)
December 31, 2018	141	—	Auction prices	CAISO CRR auction prices	$(7.41) - $41.52 ($1.62)

Level 3 Fair Value Uncertainty
For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value as of September 30, 2019, respectively.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	September 30, 2019		December 31, 2018
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$17,545	$19,514	$14,711	$14,844
SCE	15,208	17,081	12,971	13,180

[1]	Carrying value is net of debt issuance costs.
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
During the second quarter of 2019, Edison International Parent issued $600 million of 5.75% senior notes due June 15, 2027. Of the proceeds of the senior note offering, $450 million was contributed to SCE with the remainder used for general corporate and working capital purposes.
In August 2019, SCE issued $400 million of 2.85% first and refunding mortgage bonds due in 2029 and $800 million of 4.00% first and refunding mortgage bonds due in 2047. The proceeds, along with proceeds from the equity issuance described below, were used to make SCE's initial contribution to the Wildfire Insurance Fund of $2.4 billion in September 2019. For further information, see "— Equity".

Credit Agreements and Short-Term Debt
In February 2019, SCE borrowed $750 million under a Term Loan Agreement due in February 2020, with a variable interest rate based on the London Interbank Offered Rate plus 70 basis points. The proceeds were used to repay SCE's commercial paper borrowings and for general corporate purposes.
In April 2019, Edison International Parent borrowed $1.0 billion under a Term Loan Agreement due in April 2020, with a variable interest rate based on the London Interbank Offered Rate plus 90 basis points. Of the proceeds of the term loan, $750 million was contributed to SCE with the remainder used for general corporate and working capital purposes. SCE used the $750 million contribution to repay its February 2019 Term Loan discussed above.
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
At September 30, 2019, SCE had no outstanding commercial paper. At September 30, 2019, letters of credit issued under SCE's credit facility aggregated $222 million, substantially all of which are scheduled to expire in twelve months or less. At December 31, 2018, the outstanding commercial paper, net of discount, was $720 million at a weighted-average interest rate of 3.23%.
Edison International Parent had no outstanding commercial paper at both September 30, 2019 and December 31, 2018.
Equity
In May 2019, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market" ("ATM") program under which it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. As of September 30, 2019, no sales had occurred and Edison International has no obligation to sell the shares available under the ATM program.
In June 2019, SCE received a $450 million capital contribution from Edison International Parent to repay commercial paper borrowings and for general corporate purposes.
In July 2019, Edison International issued approximately $2.2 billion of common stock in an underwritten offering. Of the proceeds, $1.2 billion was contributed to SCE, which SCE used, along with the long-term debt issuance described above, to make its $2.4 billion initial contribution to the Wildfire Insurance Fund in September 2019. In August 2019 and September 2019, SCE received capital contributions of $200 million and $450 million, respectively, for general corporate purposes. The remaining $350 million will be used for general corporate purposes. For further information, see "— Long-Term Debt".
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. As of September 30, 2019, SCE did not have a net fair value liability of derivatives with credit-risk-related contingent features, as such, SCE had no collateral posted to its counterparties. As of December 31, 2018, the net fair value of all derivative liabilities with these credit-risk-related contingent features was $4 million, for which SCE posted $17 million collateral to its counterparties for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2019, SCE would be required to post $1 million of collateral.
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

	September 30, 2019
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term[1]	Subtotal	Short-Term[2]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$63	$17	$80	$22	$2	$24	$56
Gross amounts offset in the consolidated balance sheets	(14)	(2)	(16)	(14)	(2)	(16)	—
Cash collateral posted[3]	—	—	—	(8)	—	(8)	8
Net amounts presented in the consolidated balance sheets	$49	$15	$64	$—	$—	$—	$64

	December 31, 2018
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term[1]	Subtotal	Short-Term[2]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$171	$2	$173	$13	$—	$13	$160
Gross amounts offset in the consolidated balance sheets	—	—	—	—	—	—	—
Cash collateral posted[3]	—	—	—	(7)	—	(7)	7
Net amounts presented in the consolidated balance sheets	$171	$2	$173	$6	$—	$6	$167

1 Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
2 Included in "Other current liabilities" on Edison International's and SCE's consolidated balance sheets.
3 At September 30, 2019, SCE posted $36 million of cash, of which $8 million was offset against net derivative liabilities and $28 million was reflected in "Other current assets" on the consolidated balance sheets. As December 31, 3018, SCE posted $7 million of cash, of which was offset against net derivative liabilities on the consolidated balance sheets.
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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Realized (losses) gains	$(47)	$23	$(17)	$3
Unrealized gains (losses)	24	(9)	(104)	(35)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2019	December 31, 2018
Electricity options, swaps and forwards	GWh	5,015	2,786
Natural gas options, swaps and forwards	Bcf	21	20
Congestion revenue rights	GWh	54,365	54,453

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

The following table is a summary of SCE's revenue:

	Three months ended September 30, 2019			Three months ended September 30, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2,3]	$1,862	$2,022	$3,884	$1,851	$2,255	$4,106
Alternative revenue programs and other operating revenue[4]	$(30)	$(122)	$(152)	$(74)	$228	$154
Total operating revenue	$1,832	$1,900	$3,732	$1,777	$2,483	$4,260

	Nine months ended September 30, 2019			Nine months ended September 30, 2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2,3]	$4,896	$3,746	$8,642	$4,921	$4,593	$9,514
Alternative revenue programs and other operating revenue[4]	$23	$683	$706	$(96)	$199	$103
Total operating revenue	$4,919	$4,429	$9,348	$4,825	$4,792	$9,617

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

[2]
At September 30, 2019 and December 31, 2018, SCE's receivables related to contracts from customers were $1.5 billion and $1.1 billion, respectively, which include accrued unbilled revenue of $638 million and $482 million, respectively.

[3]
Includes SCE's franchise fees billed to customers of $42 million and $48 million for the three months ended September 30, 2019 and 2018, respectively, and $95 million and $104 million for the nine months ended September 30, 2019 and 2018, respectively.

[4]	Includes differences between amounts billed and authorized levels for both CPUC and FERC.

Note 8.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Edison International:
Income from operations before income taxes	$480	$627	$1,020	$1,127
Provision for income tax at federal statutory rate of 21%	101	132	214	237
Increase in income tax from:
State tax, net of federal benefit	5	26	—	21
Property-related	(124)	(76)	(267)	(214)
Change related to uncertain tax positions	—	1	—	1
Share-based compensation	(1)	(1)	(3)	(1)
2018 GRC Final Decision	—	—	(80)	—
Deferred tax re-measurement[1]	—	—	(69)	—
Other	(3)	1	(7)	(1)
Total income tax benefit	$(22)	$83	$(212)	$43
Effective tax rate	(4.6)%	13.2%	(20.8)%	3.8%
SCE:
Income from operations before income taxes	$524	$653	$1,123	$1,288
Provision for income tax at federal statutory rate of 21%	110	137	236	270
Increase in income tax from:
State tax, net of federal benefit	8	29	6	33
Property-related[2]	(124)	(76)	(267)	(214)
Change related to uncertain tax positions	—	(1)	—	(2)
Share-based compensation	—	(1)	(2)	(1)
2018 GRC Final Decision	—	—	(80)	—
Deferred tax re-measurement[1]	—	—	(69)	—
Other	(4)	(2)	(7)	(8)
Total income tax benefit	$(10)	$86	$(183)	$78
Effective tax rate	(1.9)%	13.2%	(16.3)%	6.1%

1 Relates to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates, while other deferred tax re-measurement belongs to the shareholders.

[2]	In the third quarter of 2019, SCE recorded incremental tax benefits, primarily related to FERC settlement and prior year tax return true up.
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

2018 GRC Final Decision
During the second quarter of 2019, SCE recorded a tax benefit of $80 million related to the adoption of the 2018 GRC final decision mainly related to tax benefits on property-related items. This change results primarily from an updated estimate in the amount of excess deferred taxes returned to ratepayers for the year 2018.
Tax Disputes
Tax years that remain open for examination by the Internal Revenue Service ("IRS") and the California Franchise Tax Board are 2016 – 2018 and 2010 – 2017, respectively. Edison International has settled all open tax positions with the IRS for taxable years prior to 2013.
In the fourth quarter of 2018, Edison International recorded the impacts of a settlement reached with the California Franchise Tax Board for tax years 1994 – 2006 that resulted in a $65 million refund of tax and interest. This refund was received in the second quarter of 2019. Tax years 2007 – 2009 are currently under protest with the California Franchise Tax Board.
Note 9.    Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Edison International:
Service cost	$31	$32	$95	$96
Non-service cost (benefit)
Interest cost	38	35	116	105
Expected return on plan assets	(52)	(56)	(156)	(169)
Amortization of prior service cost	—	1	1	2
Amortization of net loss[1]	2	2	6	6
Regulatory adjustment	(4)	2	(12)	7
Total non-service benefit[2]	$(16)	$(16)	$(45)	$(49)
Total expense recognized	$15	$16	$50	$47
SCE:
Service cost	$31	$31	$93	$93
Non-service cost (benefit)
Interest cost	35	32	106	96
Expected return on plan assets	(48)	(52)	(146)	(159)
Amortization of prior service cost	—	1	1	2
Amortization of net loss[1]	1	1	4	4
Regulatory adjustment	(4)	2	(12)	7
Total non-service benefit[2]	$(16)	$(16)	$(47)	$(50)
Total expense recognized	$15	$15	$46	$43

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $2 million, respectively, for the three months ended September 30, 2019, and $6 million and $5 million, respectively, for the nine months ended September 30, 2019. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended September 30, 2018, and $6 million and $4 million, respectively, for the nine months ended September 30, 2018.

2 Included in "Other income and (expense)" on Edison International's and SCE's consolidated statement of income.

Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Service cost	$8	$10	$24	$29
Non-service cost (benefit)
Interest cost	21	21	63	63
Expected return on plan assets	(28)	(31)	(84)	(91)
Amortization of prior service cost	(1)	—	(1)	(1)
Amortization of net gain	—	—	(2)	—
Regulatory adjustment	5	—	17	—
Total non-service benefit[1]	$(3)	$(10)	$(7)	$(29)
Total expense	$5	$—	$17	$—

1 Included in "Other income and (expense)" on Edison International's and SCE's consolidated statement of income.
Note 10.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Stocks	—	*	*	$1,619	$1,381
Municipal bonds	2057	$692	$665	847	767
U.S. government and agency securities	2067	1,113	1,193	1,272	1,288
Corporate bonds	2068	640	573	721	611
Short-term investments and receivables/payables[1]	One-year	19	70	20	73
Total		$2,464	$2,501	$4,479	$4,120

*	Equity investments are measured at fair value.

[1]
Short-term investments include $36 million and $71 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by October 1, 2019 and January 2, 2019 as of September 30, 2019 and December 31, 2018, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.7 billion and $1.4 billion at September 30, 2019 and December 31, 2018, respectively, and other-than-temporary impairments of $159 million and $170 million at the respective periods.
Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $432 million and $323 million at September 30, 2019 and December 31, 2018, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.0 billion and $3.8 billion at September 30, 2019 and December 31, 2018, respectively.

The following table summarizes the gains and (losses) for the trust investments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Gross realized gains	$19	$28	$64	$115
Gross realized loss	(1)	(7)	(1)	(17)
Net unrealized gains for equity securities	3	72	209	4

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2019	December 31, 2018
Current:
Regulatory balancing accounts	$823	$814
Power contracts	275	305
Other	22	14
Total current	1,120	1,133
Long-term:
Deferred income taxes, net of liabilities	3,950	3,589
Pensions and other postretirement benefits	281	271
Power contracts	465	700
Unamortized investments, net of accumulated amortization	117	118
Unamortized loss on reacquired debt	145	153
Regulatory balancing accounts	550	360
Environmental remediation	132	134
Other	91	55
Total long-term	5,731	5,380
Total regulatory assets	$6,851	$6,513

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2019	December 31, 2018
Current:
Regulatory balancing accounts	$957	$1,080
Energy derivatives	41	158
2018 GRC[1]	—	274
Other	12	20
Total current	1,010	1,532
Long-term:
Cost of removal	2,721	2,769
Re-measurement of deferred taxes[2]	2,474	2,776
Recoveries in excess of ARO liabilities[3]	1,494	1,130
Regulatory balancing accounts	1,490	1,344
Other postretirement benefits	198	185
Other	167	125
Total long-term	8,544	8,329
Total regulatory liabilities	$9,554	$9,861

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

[2]
SCE decreased its regulatory liability and recorded an income tax benefit of $69 million during the first nine months of 2019 related to changes in the allocation of deferred tax re-measurement between customers and shareholders. For further information, see Note 8.

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

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	September 30, 2019	December 31, 2018
Asset (liability)
Energy resource recovery account	$205	$815
Portfolio allocation balancing account[1]	341	—
New system generation balancing account	102	(74)
Public purpose programs and energy efficiency programs	(1,260)	(1,200)
Tax accounting memorandum account and pole loading balancing account[2]	(18)	28
Base revenue requirement balancing account[3]	(595)	(628)
DOE litigation memorandum account	(70)	(69)
Greenhouse gas auction revenue and low carbon fuel standard revenue	(222)	(81)
FERC balancing accounts	(96)	(180)
Wildfire-related memorandum accounts[4]	506	272
Other	33	(133)
Liability	$(1,074)	$(1,250)

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

3 The base revenue requirement balancing account at September 30, 2019 includes recovery of $107 million of premiums related to a 12-month, $300 million wildfire insurance policy purchased in December 2017.
4 The wildfire-related memorandum accounts represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Catastrophic Event Memorandum Account ("CEMA") is used to track the costs related to restoring service and damage repair, upon declaration of disasters by state or federal authorities. In December 2018, the CPUC approved the establishment of the Wildfire Expense Memorandum Account ("WEMA") to track incremental wildfire insurance costs and uninsured wildfire-related claims costs. In March 2019, the CPUC approved a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to the amount in SCE's revenue requirement. In June 2019, the CPUC approved a wildfire mitigation plan memorandum account to track costs incurred to implement SCE's Wildfire Mitigation Plan that are not currently reflected in revenue requirements.
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
SCE has agreed to indemnify the City of Redlands, California in connection with the Mountainview power plant's California Energy Commission permit for cleanup or associated actions related to groundwater contaminated by perchlorate due to the disposal of filter cake at the City's solid waste landfill. The obligations under this agreement are not limited to a specific time period or subject to a maximum liability. As of September 30, 2019, there has been no groundwater contamination identified. Thus, SCE has not recorded a liability related to this indemnity.
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
Southern California Wildfires and Mudslides
Multiple factors have contributed to increased wildfire activity, faster progression of and increased damage from wildfires across SCE's service territory and throughout California. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires. SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk.
In December 2017 and November 2018, wind-driven wildfires impacted portions of SCE's service territory, causing substantial damage to both residential and business properties and service outages for SCE customers. The investigating government agencies, the Ventura County Fire Department ("VCFD") and California Department of Forestry and Fire Protection ("CAL FIRE"), have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by a second fire that originated near Koenigstein Road in the City of Santa Paula (the "Koenigstein Fire"). While the progression of these two fires remains under review, the December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. According to CAL FIRE, the Thomas and Koenigstein Fires, collectively, burned over 280,000 acres, destroyed or damaged an estimated 1,343 structures and resulted in two confirmed fatalities. The largest of the November 2018 fires, known as the "Woolsey Fire", originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to CAL FIRE, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three confirmed fatalities. Two additional fatalities have been associated with the Woolsey Fire.
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
In October 2019, a wind-driven fire known as the "Saddle Ridge Fire" originated in Los Angeles California and caused significant damage in Los Angeles County. According to the Los Angeles Fire Department (“LAFD”), the Saddle Ridge Fire has burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality. An investigation into the cause of the Saddle Ridge Fire is being led by the LAFD, and LAFD investigators have identified the area of origin of the Saddle Ridge Fire as a 50 by 70 foot area beneath an SCE high voltage transmission tower. The SED is also conducting an investigation of the Saddle Ridge Fire. SCE reported to the CPUC that SCE facilities were impacted close-in-time to the reported time of the fire on October 10, 2019. Given the preliminary stage of SCE’s review into the Saddle Ridge Fire, SCE is unable at this time to determine if it will incur a material loss as a result of the fire.
Liability Overview
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
External Investigations and Internal Review
The VCFD and CAL FIRE have issued reports concerning their findings regarding the causes of the Thomas Fire and the Koenigstein Fire. The reports did not address the causes of the Montecito Mudslides. SCE has also received a non-final redacted draft of a report from the VCFD regarding Woolsey Fire (the "Redacted Woolsey Report"). SCE received the Redacted Woolsey Report subject to a protective order in the litigation related to the Woolsey fire and, other than the information disclosed in this Form 10-Q, is not authorized to release the report or its contents to the public at this time. The VCFD and CAL FIRE findings do not determine legal causation of or assign legal liability for the Thomas, Koenigstein or Woolsey Fires; final determinations of legal causation and liability would only be made during lengthy and complex litigation.
The CPUC's Safety Enforcement Division ("SED") is also conducting investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the Thomas, Koenigstein and Woolsey Fires. SCE cannot predict when the SED's investigations will be completed.
Edison International and SCE are aware of separate ongoing investigations by the California Attorney General's Office of the Thomas Fire and the Woolsey Fire for the purpose of determining whether any criminal violations have occurred. SCE could be subject to material fines, penalties, or restitution if it is determined that it failed to comply with applicable laws and regulations. SCE is not aware of any basis for felony liability with regards to the Thomas Fire, the Koenigstein Fire or the Woolsey Fire.
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

Koenigstein Fire
On March 20, 2019, the VCFD and CAL FIRE issued a report finding that the Koenigstein Fire was caused when an energized SCE electrical wire separated and fell to the ground along with molten metal particles and ignited the dry vegetation below. As previously disclosed, SCE believes that its equipment was associated with the ignition of the Koenigstein Fire. SCE is continuing to assess the progression of the Koenigstein Fire and the extent of damages that may be attributable to that fire.
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
The Redacted Woolsey Report states that the VCFD investigation team determined that electrical equipment owned and operated by SCE was the cause of the Woolsey Fire. Absent additional evidence, SCE believes that it is likely that its equipment was associated with the ignition of the Woolsey Fire. SCE expects to obtain and review additional information and materials in the possession of CAL FIRE and others during the course of its internal review and the Woolsey Fire litigation process, including SCE equipment that has been retained by CAL FIRE.
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
Additionally, in July 2018 and September 2018, two separate derivative lawsuits for breach of fiduciary duties and unjust enrichment were filed in the Los Angeles Superior Court against certain current and former members of the Boards of Directors of Edison International and SCE. Edison International and SCE are identified as nominal defendants in those actions. The derivative lawsuits generally allege that the individual defendants violated their fiduciary duties by causing or allowing SCE to operate in an unsafe manner in violation of relevant regulations, resulting in substantial liability and damage from the Thomas and Koenigstein Fires and the Montecito Mudslides. The July 2018 lawsuit has been dismissed at plaintiff's request and the September 2018 lawsuit is currently stayed.
In November 2018, a purported class action lawsuit alleging securities fraud and related claims was filed in federal court against Edison International, SCE and certain current and former officers of Edison International and SCE. The plaintiff alleges that Edison International and SCE made false and/or misleading statements in filings with the Securities and Exchange Commission by failing to disclose that SCE had allegedly failed to maintain its electric transmission and distribution networks in compliance with safety regulations, and that those alleged safety violations led to fires that occurred in 2018, including the Woolsey Fire.
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
Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates
At September 30, 2019 and December 31, 2018, Edison International's and SCE's balance sheets include estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $4.7 billion for the 2017/2018 Wildfire/Mudslide Events.
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
As described above, the liability corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE currently believe that it is reasonably possible that the amount of the actual loss will be greater than the amount accrued. However, Edison International and SCE are currently unable to reasonably estimate an upper end of the range of expected losses given the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the preliminary nature of the litigation processes.
For events that occurred in 2017 and early 2018, principally the Thomas and Koenigstein Fires and Montecito Mudslides, SCE has $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. SCE also had other general liability insurance coverage of approximately $450 million, but it is uncertain whether these other policies would apply to liabilities alleged to be related to the Montecito Mudslides. For the Woolsey Fire, SCE has an additional $1 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable. At September 30, 2019, Edison International and SCE had recorded $2.0 billion for expected insurance recoveries associated with the recorded loss for the 2017/2018 Wildfire/Mudslide Events. SCE will seek to recover uninsured costs resulting from the 2017/2018 Wildfire/Mudslide Events through electric rates. The amount of the receivable is subject to change based on additional information. Recovery of these costs is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable. SCE will seek recovery of the CPUC portion of any uninsured wildfire-related costs through its WEMA or its CEMA. In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $5.9 million in costs incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of the Thomas and Koenigstein Fires. SCE continues to incur costs for reconstructing its system and restoring service to structures that were damaged or destroyed by these two fires and plans to file additional applications with the CPUC to recover such costs. See "Recovery of Wildfire-Related Costs" below.
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
SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the number of recent and significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. As such, SCE may not be able to obtain sufficient wildfire insurance, at a reasonable cost, in the future.
Based on policies currently in effect, SCE anticipates that its wildfire insurance expense in 2019, prior to any regulatory deferrals, will total approximately $400 million. In February 2019, the CPUC approved recovery of $107 million of the costs incurred by SCE to obtain a 12-month, $300 million wildfire insurance policy in December 2017. As a result of this decision, SCE will recover these insurance premiums during 2019. As of September 30, 2019, SCE had regulatory assets of approximately $265 million related to wildfire insurance costs and believes that such amounts are probable of recovery. While SCE believes that amounts deferred are probable of recovery, there is no assurance that SCE will be allowed to recover costs that have been incurred, or costs incurred in the future for additional wildfire insurance, in electric rates.
SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs in its WEMA. In July 2019, SCE filed a WEMA application with the CPUC to seek recovery of $478 million in wildfire insurance premium costs incurred in excess of premiums approved in the 2018 GRC.
Recovery of Wildfire-Related Costs
Pre-AB 1054 Cost Recovery
California courts have previously found investor-owned utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement through recovery of uninsured wildfire-related costs in electric rates. However, in November 2017, the CPUC issued a decision denying SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 wildfires, finding that SDG&E did not meet the prudency standard because it did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. In July 2018, the

CPUC denied both SDG&E's application for rehearing on its cost recovery request and a joint application for rehearing filed by SCE and PG&E limited to the applicability of inverse condemnation principles in the same proceeding. The California Court of Appeal, the California Supreme Court and the United States Supreme Court have denied SDG&E's petitions for review of the CPUC's denial of SDG&E's application.
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
Wildfire Insurance Fund

AB 1054 provided for a wildfire insurance fund("Wildfire Insurance Fund") to reimburse utilities for payment of third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1 billion or the utility's insurance coverage. The Wildfire Insurance Fund was established in September 2019 when both SCE and SDG&E made their initial contributions to the fund. The Wildfire Insurance Fund is available for claims related to wildfires ignited after July 12, 2019 that are determined to have been caused by a utility by the responsible government investigatory agency.
SCE and SDG&E have collectively made initial contributions of approximately $2.7 billion to the Wildfire Insurance Fund. While PG&E has agreed to make an initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund, its participation in, and contributions to, the fund are subject to it emerging from bankruptcy and meeting certain other conditions prior to June 30, 2020. SCE, SDG&E and PG&E are also expected to make aggregate annual contributions of $3 billion to the Wildfire Insurance Fund over a 10-year period. If PG&E is unable to participate in the Wildfire Insurance Fund, the investor-owned utility aggregate annual contributions to the fund are expected to be approximately $1 billion. In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, $13.5 billion is expected to be collected from their ratepayers through a dedicated rate component to support a $10.5 billion contribution to the fund. Based on a decision adopted by the CPUC in October 2019 in the Order Instituting Rulemaking to Consider Authorization of a Non-Bypassable Charge to Support the Wildfire Insurance Fund, PG&E’s ratepayers will not be required to contribute to the fund if PG&E does not participate in the Wildfire Insurance Fund. In that case, $7.5 billion will be collected from SCE's and SDG&E's ratepayers through the dedicated rate component to support a contribution to the Wildfire Insurance Fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility ratepayers will pay for, among other things, any interest and financing costs related to any bonds that are issued to support the contributions to the Wildfire Insurance Fund.

SCE made an initial contribution of approximately $2.4 billion to the Wildfire Insurance Fund in September, 2019 and has committed to make ten annual contributions of approximately $95 million per year to the fund, starting on January 1, 2020. Edison International supported SCE's initial contribution to the Wildfire Insurance Fund by raising $1.2 billion from the issuance of Edison International equity. SCE raised the remaining $1.2 billion from the issuance of long-term debt. SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund. See Note 1 for information on the accounting impact of SCE's contributions to the Wildfire Insurance Fund.
Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review, and will be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject, in some instances, to the Liability Cap (as defined below). If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination ("Liability Cap"). The initial Liability Cap for SCE will be approximately $2.5 billion based on its 2019 rate base, and will be adjusted annually. SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund, and consequently the Liability Cap, will terminate when the administrator determines that the fund has been exhausted.

AB 1054 Prudency Standard
As a result of the establishment of the Wildfire Insurance Fund, AB 1054 created a new standard that the CPUC must apply when assessing the prudency of a utility in connection with a request for recovery of wildfire costs for wildfires ignited after July 12, 2019. Under AB 1054, the CPUC is required to find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Prudent conduct under the AB 1054 standard is not limited to the optimum practice, method, or act to the exclusion of others, but rather encompasses a spectrum of possible practices, methods, or acts consistent with utility system needs, the interest of the ratepayers, and the requirements of governmental agencies. AB 1054 also provides that the CPUC may determine that wildfire costs may be recoverable, in whole or in part, by taking into account factors within and outside the utility's control, including humidity, temperature, and winds. Further, utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was reasonable. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent. The new prudency standard will survive the termination of the Wildfire Insurance Fund.
Utilities participating in the Wildfire Insurance Fund that are found to be prudent are not required to reimburse the fund for amounts withdrawn from the fund and can recover wildfire costs through electric rates if the fund has been exhausted.
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
Wildfire Mitigation Plan and Safety Certification
Under AB 1054, SCE is required to file a wildfire mitigation plan every three years beginning in 2020, and can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan. On July 25, 2019, SCE obtained its initial safety certification that will be valid for twelve months.
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
At September 30, 2019, SCE's recorded estimated minimum liability to remediate its 21 identified material sites (sites with a liability balance at September 30, 2019, in which the upper end of the range of the costs is at least $1 million) was $133 million, including $88 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance as of September 30, 2019, for which the total minimum recorded liability was $4 million. Of the $137 million total environmental remediation liability for SCE, $132 million has been recorded as a regulatory asset. SCE expects to recover $41 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $91 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
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
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $17 million. Costs incurred for the nine months ended September 30, 2019 and 2018 were $4 million and $7 million, respectively.
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
Nuclear Insurance
SCE is a member of Nuclear Electric Insurance Limited ("NEIL"), a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $50 million and $1.06 billion, respectively. If NEIL losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $52 million per year.
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.9 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers. SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $65 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $10 million per future incident in any one year. SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.
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
Note 13. Leases
Leases as Lessee
SCE enters into various agreements to purchase power, electric capacity and other energy products that may be accounted for as leases as SCE has dispatch rights that determine when and how a plant runs. Prior to January 1, 2019, a power purchase agreement contained a lease when SCE purchased substantially all of the output from a specific plant and did not otherwise meet a fixed price unit of output exception. SCE also leases property and equipment primarily related to vehicles, office space and other equipment. The terms of the contracts included in the table below are primarily 10 and 20 years for PPA leases, 5 to 72 years for office leases, and 5 to 12 years for the remaining other operating leases.
The following table summarizes SCE's lease payments for operating and finance leases as of September 30, 2019.

(in millions)	PPA Operating Leases[1,2]	Other Operating Leases[3]	PPA Finance Leases[1]
2019	$20	$11	$—
2020	70	35	1
2021	48	28	1
2022	48	23	2
2023	47	17	2
Thereafter	536	104	9
Total lease payments	$769	$218	$15
Amount representing interest[4]	226	60	6
Lease liabilities	$543	$158	$9
At December 31, 2018, SCE's future expected minimum lease commitments under non-cancellable leases were as follows:

(in millions)	PPA Operating Leases[1]	Other Operating Leases[3]	PPA Capital Leases[1]
2019	$148	$42	$5
2020	124	31	6
2021	103	27	6
2022	79	22	6
2023	47	17	5
Thereafter	536	101	66
Total lease payments	$1,037	$240	$94
Amount representing executory costs			25
Amount representing interest			33
Net commitments			$36

[1]	Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.

[2]	During the second quarter of 2019, SCE amended three power contracts that resulted in a $161 million reduction in ROU assets and lease liabilities as these contracts no longer qualify as leases.

[3]	Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.

[4]	Lease payments are discounted to their present value using SCE's incremental borrowing rates.

Supplemental balance sheet information related to SCE's leases was as follows:

(in millions)	September 30, 2019
Operating leases:
Operating lease ROU assets	$701
Current portion of operating lease liabilities	90
Operating lease liabilities	611
Total operating lease liabilities	$701

Finance leases included in:
Utility property, plant and equipment, gross	$14
Accumulated depreciation	(5)
Utility property, plant and equipment, net	9
Other current liabilities	—
Other long-term liabilities	9
Total finance lease liabilities	$9

The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases and interest and amortization expense for finance leases. The following table summarizes the components of SCE's lease expense:

(in millions)	Three months ended September 30, 2019	Nine months ended September 30, 2019
PPA leases:
Operating lease cost	$38	$98
Finance lease cost	1	1
Variable lease cost	751	1,742
Total PPA lease cost	790	1,841
Other operating leases cost	12	35
Total lease cost	$802	$1,876

Other information related to leases was as follows:

(in millions, except lease term and discount rate)	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
PPA leases	$98
Other leases	34

ROU assets obtained in exchange for lease obligations:
Other operating leases	23

Weighted average remaining lease term (in years):
Operating leases
PPA leases	16.03
Other leases	12.75
PPA Finance leases	11.71

Weighted average discount rate:
Operating leases
PPA leases	4.44%
Other leases	3.89%
PPA Finance leases	8.74%

Leases as Lessor
SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 15 to 65 years. During the three and nine months ended September 30, 2019, SCE recognized $4 million and $14 million, respectively, in lease income, which is included in operating revenue on the consolidated statements of income. At September 30, 2019, the undiscounted cash flow expected to be received from lease payments for the remaining years is as follows:

(in millions)
2019	$4
2020	14
2021	10
2022	10
2023	9
Thereafter	155
Total	$202

Note 14.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$(57)	$(44)	$(50)	$(43)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	1	5	5
Other[2]	—	1	(10)	(4)
Change	2	2	(5)	1
Ending Balance	$(55)	$(42)	$(55)	$(42)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

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

SCE's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Beginning balance	$(26)	$(21)	$(23)	$(19)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	1	3	4
Other[2]	—	—	(5)	(5)
Change	1	1	(2)	(1)
Ending Balance	$(25)	$(20)	$(25)	$(20)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

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

Note 15.    Other Income and (Expense)
Other income and (expense) are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
SCE other income and (expense):
Equity allowance for funds used during construction	$26	$32	$75	$76
Increase in cash surrender value of life insurance policies and life insurance benefits	9	16	27	30
Interest income	13	6	29	15
Net periodic benefit income – non-service components	19	26	54	79
Civic, political and related activities and donations	(5)	(9)	(26)	(25)
Other	(4)	1	(7)	(2)
Total SCE other income and (expense)	58	72	152	173
Other income and (expense) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	—	—	(2)	(1)
Other	—	4	1	4
Total Edison International other income and (expense)	$58	$76	$151	$176

Note 16.    Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Cash payments for interest and taxes:
Interest, net of amounts capitalized	$582	$509	$518	$466
Tax refunds, net	(65)	(92)	(166)	(17)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	$220	$197	$—	$314

SCE's accrued capital expenditures at September 30, 2019 and 2018 were $486 million and $421 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions
For the three months ended September 30, 2019, SCE did not purchase wildfire liability insurance from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. For the nine months ended September 30, 2019, SCE purchased wildfire liability insurance with premiums of $260 million. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS were as follows:

(in millions)	September 30, 2019	December 31, 2018
Long-term insurance receivable due from affiliate	$1,000	$1,000
Prepaid insurance[1]	42	13
Current payables due to affiliate[2]	—	4
1 Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.
2 Reflected in "Accounts payable" on SCE's consolidated balance sheets.
The amortization expense for wildfire-related insurance was $51 million and $35 million for the three months ended September 30, 2019 and 2018 respectively, and $123 million and $106 million for the nine months ended September 30, 2019 and 2018, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2019. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment in the 2018 Form 10-K.
LEGAL PROCEEDINGS
Thomas Fire and Koenigstein Fire Litigation
In December 2017, wind-driven wildfires impacted portions of SCE's service territory, causing substantial damage to both residential and business properties and service outages for SCE customers. The VCFD and CAL FIRE have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by the Koenigstein Fire. According to CAL FIRE, the Thomas and Koenigstein Fires burned over 280,000 acres, destroyed or damages an estimated 1,343 structures and resulted in two fatalities.
As of October 24, 2019, SCE was aware of at least 198 lawsuits, representing approximately 3,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. Ninety-eight of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. The lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, on certain fire only matters is scheduled for April 20, 2020.
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
Seventy-nine of the 198 lawsuits mentioned under "Thomas Fire and Koenigstein Fire Litigation" above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Thirty-four of the 79 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. The Thomas and Koenigstein Fires lawsuits and the Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court.

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
Woolsey Fire Litigation
In November 2018, wind-driven wildfires impacted portions of SCE's service territory and caused substantial damage to both residential and business properties and service outages for SCE customers. The largest of these fires, known as the Woolsey Fire, originated in Ventura County and burned acreage located in both Ventura and Los Angeles Counties. According to CAL FIRE, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three fatalities. Two additional fatalities have also been associated with the Woolsey Fire.
As of October 24, 2019, SCE was aware of at least 102 lawsuits, representing approximately 3,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Eighty-six of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Woolsey Fire lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Woolsey Fire: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs on certain matters, sometimes referred to as a bellwether jury trial, is scheduled in July 2020.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
RISK FACTORS

SCE's anticipated new customer service system is subject to implementation and cost-recovery risks that could materially affect SCE's business and financial condition.
SCE is currently testing a new customer service system that it anticipates implementing in 2021. If the customer service system does not function as intended upon implementation, SCE could experience, among other things, delayed or inaccurate customer bills that lead to over- or under- collections and other customer service concerns or degradation. Further, the process of implementing new technologies like the new customer service system represents opportunity for cybersecurity attacks on our information systems, which could lead to sensitive confidential personal and other data being compromised. Customer service degradation or the compromise of sensitive confidential personal and other data, could result in violations of applicable privacy and other laws, material financial loss to SCE or to its customers, customer dissatisfaction, loss of confidence in SCE's security measures, and significant litigation and/or regulatory exposure, all of which could materially affect SCE's financial condition and results of operations and materially damage the business reputation of Edison International and SCE.
The expected cost of the new customer service system is significantly higher than SCE had originally projected. If the CPUC determines that any costs incurred by SCE to build, test and implement the customer service system were not reasonably or prudently incurred, SCE will not be able to recover such costs through electric rates.

SCE will not benefit from all of the features of AB 1054 if the Wildfire Insurance Fund is exhausted.
Catastrophic wildfires could rapidly exhaust the Wildfire Insurance Fund and SCE will not be reimbursed by the Wildfire Insurance Fund or benefit from the Liability Cap if the fund has been exhausted as a result of damage claims previously incurred by SCE or the other participating utilities. Also, SCE will not benefit from a presumption of prudency or the Liability Cap established under AB 1054 if SCE is unable to maintain a valid safety certification from the CPUC.
In addition, because PG&E's participation in, and contributions to, the Wildfire Insurance Fund are subject to it emerging from bankruptcy and meeting certain other conditions prior to June 30, 2020, the Wildfire Insurance Fund may be smaller than is currently anticipated.
For more information on AB 1054, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides—Recovery of Wildfire-Related Costs—2019 Wildfire Legislation."

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International Common Stock made by or on behalf of Edison International in the third quarter of 2019.

Period	(a) Total Number of Shares (or Units) Purchased[1]	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2019 to July 31, 2019	255,127	$69.40	—	—
August 1, 2019 to August 31, 2019	—	—	—	—
September 1, 2019 to September 30, 2019	—	—	—	—
Total	255,127	$69.40	—	—
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

EXHIBITS

Exhibit Number	Description

10.1	Edison International Director Matching Gifts Program, as revised effective January 1, 2019 *

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2019, filed on October 29, 2019, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2019, filed on October 29, 2019, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104	The cover page of this report formatted in Inline XBRL (included as Exhibit 101)
________________________________________

*	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss
	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	October 29, 2019	Date:	October 29, 2019