Form 10-K
period 2019-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2020-02-27
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL			SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue			2244 Walnut Grove Avenue
(P.O. Box 976)			(P.O. Box 800)
Rosemead,	California	91770	Rosemead,	California	91770
(Address of principal executive offices)			(Address of principal executive offices)
(626)	302-2222		(626)	302-1212
(Registrant's telephone number, including area code)			(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC
Southern California Edison Company:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Cumulative Preferred Stock, 4.08% Series	SCEpB	NYSE American LLC
Cumulative Preferred Stock, 4.24% Series	SCEpC	NYSE American LLC
Cumulative Preferred Stock, 4.32% Series	SCEpD	NYSE American LLC
Cumulative Preferred Stock, 4.78% Series	SCEpE	NYSE American LLC
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
Edison International        Yes ☑ No ☐    Southern California Edison Company        Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Edison International        Yes ☑ No ☐    Southern California Edison Company        Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-12 of the Exchange Act. (Check One):

Edison International	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging growth company
	☑	☐	☐	☐	☐
Southern California Edison Company	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company	Emerging growth company
	☐	☐	☑	☐	☐

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
Edison International        Yes ☐ No ☑    Southern California Edison Company        Yes ☐ No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 28, 2019, the last business day of the most recently completed second fiscal quarter:
Edison International    Approximately $22.0 billion    Southern California Edison Company    Wholly owned by Edison International

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of February 20, 2020:
Edison International	362,570,075	shares
Southern California Edison Company	434,888,104	shares (wholly owned by Edison International)
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Proxy Statement relating to registrants' joint 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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
AB 1054 Liability Cap
If the insurance fund allowed under AB 1054 is established, and subject to certain other conditions, a cap on the aggregate requirement to reimburse the insurance fund over a trailing three calendar year period equal to 20% of the equity portion of the utility’s transmission and distribution rate base in the year of the prudency determination

ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
CAL FIRE	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
DERs	distributed energy resources
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group
Edison Energy Group, Inc., a wholly-owned subsidiary of Edison International, is a holding company for subsidiaries engaged in competitive businesses that provide energy services to commercial and industrial customers

EME	Edison Mission Energy
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
FERC 2018 Settlement Period	January 1, 2018 through November 11, 2019
FHPMA	Fire Hazard Prevention Memorandum Account
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
GWh	gigawatt-hours
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement to be filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting to be held on April 23, 2020
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County on December 4, 2017
kV	unit of electrical potential equal to 1000 volts
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Montecito Mudslides	the mudslides and flooding in Montecito, Santa Barbara County, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
ROE	return on common equity
RPS	Renewables portfolio standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018
TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area Ventura County on December 4, 2017
TOU	Time-Of-Use
US EPA	U.S. Environmental Protection Agency
VCFD	The Ventura County Fire Department
WEMA	Wildfire Expense Memorandum Account
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

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•
ability of SCE to recover its costs through regulated rates, including costs related to uninsured wildfire-related and mudslide-related liabilities, costs incurred to mitigate the risk of utility equipment causing future wildfires and costs incurred to implement SCE's new customer service system;

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

•
risks associated with AB 1054 effectively mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including SCE's ability to maintain a valid safety certification, SCE's ability to recover uninsured wildfire-related costs from the Wildfire Insurance Fund, the longevity of the Wildfire Insurance Fund, and the CPUC's interpretation of and actions under AB 1054, including their interpretation of the new prudency standard established under AB 1054;

•
decisions and other actions by the CPUC, the FERC, the NRC and other regulatory and legislative authorities, including decisions and actions related to determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and mudslide-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, and delays in regulatory and legislative actions;

•	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;

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

•
changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;

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

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report. Readers are urged to read this entire report, including information incorporated by reference, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE post or provide direct links to (i) certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings in a section titled "SCE Regulatory Highlights," (ii) certain documents and information related to Southern California wildfires which may be of interest to investors in a section titled "Southern California Wildfires," and (iii) presentations, documents and other information that may be of interest to investors in a section titled "Events and Presentations" at www.edisoninvestor.com in order to publicly disseminate such information.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion related to the results of operations and changes in financial condition for 2018 compared to 2017 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC in February 2019.
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

(in millions)	2019	2018	2019 vs 2018 Change	2017
Net income (loss) attributable to Edison International
Continuing operations
SCE	$1,409	$(310)	$1,719	$1,012
Edison International Parent and Other	(125)	(147)	22	(447)
Discontinued operations	—	34	(34)	—
Edison International	1,284	(423)	1,707	565
Less: Non-core items
SCE
Wildfire-related claims, net of recoveries	(157)	(1,825)	1,668	—
Impairment and other	(115)	9	(124)	(448)
Wildfire insurance fund expense	(109)	—	(109)	—
Re-measurement of deferred taxes	88	—	88	(33)
Settlement of 1994 – 2006 California tax audits	—	66	(66)	—
Edison International Parent and Other
Goodwill impairment	(18)	—	(18)	—
Sale of SoCore Energy and other	—	(46)	46	13
Settlement of 1994 – 2006 California tax audits	—	(12)	12	—
Re-measurement of deferred taxes	—	—	—	(433)
Discontinued operations	—	34	(34)	—
Total non-core items	(311)	(1,774)	1,463	(901)
Core earnings (losses)
SCE	1,702	1,440	262	1,493
Edison International Parent and Other	(107)	(89)	(18)	(27)
Edison International	$1,595	$1,351	$244	$1,466
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
Edison International's 2019 earnings increased $1,707 million, driven by an increase in SCE's earnings of $1,719 million and a decrease in Edison International Parent and Other losses of $22 million, partially offset by $34 million of income from discontinued operations in 2018. SCE's higher net income consisted of $1,457 million of lower non-core losses and $262 million of higher core earnings.
The increase in core earnings was due to the adoption of the 2018 GRC final decision in 2019, higher FERC revenue due to the settlement of SCE's 2018 Formula Rate proceeding and rate base growth, and the timing of regulatory deferral and cost recovery of incremental wildfire insurance expenses. These increases were partially offset by higher inspection, preventive maintenance and vegetation management costs that were not deferred as regulatory assets.
Edison International Parent and Other losses from continuing operations for 2019 consisted of $18 million of higher core losses and $40 million of lower non-core losses. The increase in core losses in 2019 was primarily due to higher interest expense and lower income tax benefits, partially offset by lower losses from the competitive businesses under Edison Energy Group.
Consolidated non-core items for 2019 and 2018 for Edison International included:

•
Charges of $218 million ($157 million after-tax) in 2019 and $2.5 billion ($1.8 billion after-tax) in 2018 for SCE's wildfire-related claims, net of expected recoveries from insurance and FERC customers.

•	An impairment charge of $170 million ($123 million after-tax) recorded in 2019 for SCE related to disallowed historical capital expenditures in SCE's 2018 GRC final decision.

•
A charge of $152 million ($109 million after-tax) recorded in 2019 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.

•
Income tax benefit of $88 million recorded in 2019 for SCE related to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates and other deferred tax re-measurements belong to shareholders.

•	An impairment charge of $25 million ($18 million after-tax) in 2019 for Edison Energy following a goodwill assessment.

•	A loss of $56 million ($46 million after-tax) in 2018 for Edison International Parent and Other primarily related to sale of SoCore Energy in April 2018.

•
Income of $12 million ($9 million after-tax) in 2018 for SCE due to the elimination of the GHG Reduction Funding Program as a result of the Revised San Onofre Order Instituting Investigation Settlement Agreement among SCE, SDG&E and various intervening parties, dated January 30, 2018 and modified on August 2, 2018.

•
The 2018 settlement of the 1994 – 2006 California tax audits, which resulted in income tax expense of $12 million for Edison International Parent and Other and income tax benefits of $66 million and $34 million for SCE and discontinued operations, respectively.

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.

Wildfire Mitigation and Wildfire Insurance Expenses
In response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California, SCE is currently incurring wildfire mitigation and wildfire insurance related spending at levels significantly exceeding amounts authorized in its 2018 GRC. Several regulatory mechanisms, including but not limited to the GS&RP memorandum account, the FHPMA, the WMP memorandum account and the WEMA, exist to allow SCE to track and seek recovery of these incremental costs. In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs. As of December 31, 2019, SCE has recognized $400 million of regulatory assets related to incremental wildfire mitigation expenses and $341 million of regulatory assets related to incremental wildfire insurance expenses. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets. SCE has recorded a further $754 million of wildfire mitigation capital expenditures that could be subject to reasonableness review through the GS&RP and separate tracks of the 2021 GRC proceeding.
Grid Safety and Resiliency Program
In September 2018, SCE filed an application with the CPUC requesting approval of a GS&RP to implement additional wildfire safety measures, including measures to further harden SCE's infrastructure to significantly reduce potential fire ignition sources, bolster SCE's situational awareness capabilities to more fully assess and respond to potential wildfire conditions, and enhance SCE's operational practices to further strengthen fire safety measures and system resiliency. In its GS&RP application, SCE proposed to spend approximately $582 million ($407 million capital) in 2018 dollars between 2018 and 2020 in excess of amounts authorized in SCE's 2018 GRC and requested a balancing account to recover the incremental costs of implementing the program. In January 2019, the CPUC approved the establishment of an interim memorandum account to track GS&RP costs while the CPUC considers SCE's application. There is no assurance that SCE will be allowed to ultimately recover these costs.
In July 2019, SCE and certain parties to SCE's GS&RP proceeding submitted a motion to the CPUC requesting approval of a settlement agreement. If the CPUC approves the settlement agreement, SCE will be authorized to spend approximately $526 million ($407 million capital) in 2018 dollars between 2018 and 2020. If approved by the CPUC, SCE will include the authorized revenue requirement in rates and establish a balancing account to track the difference between actual GS&RP costs and amounts authorized. If spending is less than authorized, SCE will refund those amounts to customers. If spending is in excess of forecasted amounts, or in excess of 115% of forecasted amounts for certain activities, SCE will present those costs for reasonableness review in a later track of the 2021 GRC.
GS&RP capital expenditures for 2019 and 2018 were $370 million and $49 million, respectively. Forecasted GS&RP capital expenditures for 2020 are $564 million excluding capitalized indirect costs. In 2019, $37 million of expenses were recorded to the interim memorandum account.
Wildfire Mitigation Plans
Under AB 1054, SCE is required to submit a wildfire mitigation plan to the CPUC annually for review and approval. SCE's WMPs describe strategies, programs and activities that are in place, being implemented or are under development by SCE, including associated cost estimates, to proactively address and mitigate the threat of electrical infrastructure-associated ignitions that could lead to wildfires. Beginning in 2020, each WMP is required to cover at least a three-year period.
SCE filed its 2019 and 2020 WMPs with the CPUC in February 2019 and February 2020, respectively. Many, but not all, of the programs and activities described in SCE's 2019 and 2020 WMPs are part of SCE's 2018 and 2021 GRC requests or GS&RP application. As required by the CPUC, SCE's 2020 WMP includes updates in the areas of inspection and maintenance, vegetation management, system hardening, and situational awareness.
In May 2019, the CPUC approved SCE's 2019 WMP, however, such approval does not authorize the associated spending. The CPUC decision required SCE to meet certain reporting requirements, capture data, and improve its metrics for evaluating performance. During 2019 SCE recorded $307 million of expenses in the WMP memorandum account. During 2019, WMP capital expenditures not authorized in the 2018 GRC or contemplated in the GS&RP proceedings were $335 million. Forecasted 2020 WMP direct costs not authorized in the 2018 GRC or contemplated in the GS&RP proceedings are $557 million, of which $244 million is capital.
The WMP memorandum account will be subject to a subsequent reasonableness review through separate tracks of the 2021 GRC.

Fire Hazard Prevention Memorandum Account
The FHPMA was established to record the costs incurred related to fire hazard prevention in compliance with decisions from the CPUC. SCE has used the FHPMA to track incremental vegetation management activities to reduce the risk of fires. As of December 31, 2019, operation and maintenance expenses of $198 million have been recorded to the FHPMA.
The FHPMA is expected to be subject to a subsequent reasonableness review through separate tracks of the 2021 GRC.
Wildfire Expense Memorandum Account
SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs in its WEMA. In July 2019, SCE filed a WEMA application with the CPUC to seek recovery of $478 million in wildfire insurance premium costs incurred in excess of premiums approved in the 2018 GRC. As of December 31, 2019, SCE has recognized $341 million of regulatory assets in the WEMA related to incremental wildfire insurance costs.
2018 General Rate Case
In May 2019, the CPUC approved a final decision in SCE's 2018 GRC. The final decision authorized a revenue requirement of $5.1 billion for 2018 and identified changes to certain balancing accounts, including the expansion of the TAMA to include the impacts of all differences between forecast and recorded tax expense. The final decision also disallowed certain historical spending, largely related to specific pole replacements the CPUC determined were performed prematurely.
The final decision allows a post-test year rate making mechanism that escalates capital additions by 2.49% for both 2019 and 2020. It also allows operation and maintenance expenses to be escalated for 2019 and 2020 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology set forth in the final decision results in a revenue requirement of $5.5 billion in 2019 and $5.9 billion in 2020.
The revenue requirements in the 2018 GRC final decision are retroactive to January 1, 2018. SCE recorded the prior period impact of the 2018 GRC final decision in 2019, including an increase to core earnings of $131 million from the application of the decision to revenue, depreciation expense and income tax expense and a non-core impairment of utility property, plant and equipment of $170 million ($123 million after-tax) related to disallowed historical capital expenditures. See "Results of Operations—SCE" and "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
2020 Cost of Capital Application
In April 2019, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term, beginning January 1, 2020. In December 2019, the CPUC issued a final decision increasing the common equity component of SCE's capital structure from its current authorized level of 48% to 52% in 2020 and correspondingly reducing its preferred equity component from 9% to 5%. The final decision maintains SCE's CPUC ROE for the three-year period beginning January 1, 2020 at 10.3%. Under the decision, SCE's annual cost of capital adjustment mechanism also remains unchanged. Under the final decision, SCE's 2020 authorized cost of long-term debt and preferred equity are 4.74% and 5.70%, respectively. Based on the approved capital structure and costs, SCE's weighted average return on rate base for 2020 will be 7.68%.
Based on the revenue requirement approved in SCE's 2018 GRC, SCE’s cost of capital and capital structure approved in the final decision will result in a projected revenue requirement increase in 2020 of approximately $38 million from revenue currently included in CPUC electric rates of $5.9 billion.
2018 and 2019 FERC Formula Rate
In December 2019, the FERC approved a settlement on SCE's formula rates for the 2018 Formula Rate case that established SCE's FERC transmission revenue requirement for the FERC 2018 Settlement Period. The settlement provides for a weighted average ROE of 11.2%, which includes a previously authorized 50 basis point incentive for CAISO participation and individual and previously authorized project incentives. Under the settlement, if the FERC issues a final, unappealable ruling that finds SCE is not eligible for the 50 basis point incentive for CAISO participation, then the ROE for the FERC 2018 Settlement Period will be reduced to 10.7%. Prior to the settlement, SCE had been recognizing revenue during the FERC 2018 Settlement Period based on its expectations of the outcome of the 2018 Formula Rate case. Regulatory assets and liabilities were adjusted based on the settlement of the 2018 Formula Rate case, which resulted in an increase in net income of $29 million related to 2018, being recorded in 2019. The transmission revenue requirement and rates that have been billed to customers for the FERC 2018 Settlement Period were based on a total FERC weighted average ROE of 11.58%, and SCE expects to refund excess amounts billed to customers during 2020. In the 2019 Formula Rate case, SCE's requested base return on equity, as modified by a partial settlement approved by the FERC, is 11.97% ("FERC Base ROE"). This ROE request reflects a conventional ROE of 11.12% and an additional ROE of 0.85% to compensate investors for current wildfire risk. As with SCE's requested ROE in its 2020 CPUC Cost of Capital proceeding, this request reflects the anticipated impact of AB 1054 on SCE's requested ROE. SCE's total ROE request, inclusive of project incentives and a 0.5% incentive for CAISO participation, would be approximately 13.25%. The 2019 Formula Rate was implemented in rates in November 2019 and remains subject to hearing and settlement procedures. Amounts billed to customers under the 2019 Formula Rate will be subject to refund until the 2019 Formula Rate proceeding is ultimately resolved.
In November 2019, the FERC issued a decision in a pending Midcontinent Independent System Operator Transmission Owners ("MISO TO") proceeding which significantly revised the methodology used to determine MISO TO's just and reasonable ROE levels by restricting the valuation methodologies that would be recognized by the FERC in establishing a zone of reasonableness for ROE. The decision also reiterated that authorized ROE, including FERC-authorized project incentives, could not exceed the established zone of reasonableness. The updated methodology led to an authorized ROE for MISO TO of 9.88%, compared to their previously authorized ROE of 12.38%. Numerous parties requested rehearing of the MISO decision on various grounds and, in January 2020, the FERC granted rehearing requests for the limited purpose of allowing the FERC additional time for consideration of the concerns raised.
In December 2019, the CPUC filed a protest with the FERC alleging that $419 million of costs associated with SCE's Tehachapi Transmission Project are imprudent and should be disallowed from SCE's FERC rate base because these costs exceeded the maximum reasonable costs identified by the CPUC when it granted the project’s certificate of public convenience and necessity. The CPUC requested that the FERC set this issue for hearings and consolidate the protest with the settlement proceedings of the 2019 Formula Rate case.
Southern California Wildfires and Mudslides
Multiple factors have contributed to increased wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires. SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk.
Over the past several years, wind-driven wildfires impacted portions of SCE's service territory, with wildfires in December 2017 and November 2018 causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. In 2019, several wind-driven wildfires originated in Southern California. SCE does not expect any of these 2019 fires to have a material adverse effect on its financial condition, results of operations or cash flows.
Edison International and SCE recorded a charge of $255 million as of December 31, 2019 for wildfire-related claims, net of expected insurance recoveries. The 2019 charge consists of an increase in estimated losses for claims related to the 2017/2018 Wildfire/Mudslide Events of $232 million, against which SCE has recorded expected recoveries through FERC electric rates of $14 million. The resulting charge was $218 million ($157 million after-tax). The fourth quarter 2019 charge also includes $23 million ($17 million after-tax) of expenses primarily associated with self-insured retention for fires that occurred in Southern California in 2019.
2017/2018 Wildfire/Mudslide Events
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
In March 2019, the VCFD and CAL FIRE jointly issued separate reports finding that the Thomas Fire and the Koenigstein Fire were each caused by SCE equipment. At this time, based on available information, SCE has not determined whether its equipment caused the Thomas Fire. Based on publicly available radar data showing a smoke plume in the Anlauf Canyon area emerging in advance of the start time of the Thomas Fire indicated in the Thomas Fire report, SCE believes that the Thomas Fire started at least 12 minutes prior to any issue involving SCE's system and at least 15 minutes prior to the start time indicated in the report. SCE has previously disclosed that SCE believed its equipment was associated with the ignition of the Koenigstein Fire. SCE is continuing to assess the progression of the Thomas and Koenigstein Fires and the extent of damages that may be attributable to each fire.
SCE has received a non-final redacted draft of a report from the VCFD subject to a protective order in the litigation related to the Woolsey fire and, other than the information disclosed in this Form 10-K, is not authorized to release the report or its contents to the public at this time. The draft report states that the VCFD investigation team determined that electrical equipment owned and operated by SCE was the cause of the Woolsey Fire. Absent additional evidence, SCE believes that it is likely that its equipment was associated with the ignition of the Woolsey Fire.
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
SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events is ongoing, and SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation processes. Final determinations of liability for the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (each a "2017/2018 Wildfire/Mudslide Event," and, collectively, the "2017/2018 Wildfire/Mudslide Events"), including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a liability to be accrued under accounting standards. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events.
In the fourth quarter of 2018, SCE recorded a liability for estimated losses of $4.7 billion related to the 2017/2018 Wildfire/Mudslide Events. In the fourth quarter of 2019, SCE paid $360 million to a number of local public entities to resolve those parties' collective claims arising from the 2017/2018 Wildfire/Mudslide Events (the "Local Public Entity Settlements"). After the Local Public Entity Settlements, the liability accrued for estimated losses as of December 31, 2019 was reduced by the $360 million paid in the Local Public Entity Settlements.
Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The process for estimating losses associated with wildfire litigation claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. While the low end of the reasonably estimated range of expected losses for the 2017/2018 Wildfire/Mudslide Events is estimated on an aggregate basis, some of the factors evaluated by management in connection with its fourth quarter 2019 review contributed to a significant increase in certain loss estimates, while others contributed to a significant decrease in certain other loss estimates. The net result of management's fourth quarter 2019 review was an increase in estimated losses of $232 million for total estimated losses of $4.5 billion as of December 31, 2019 for unpaid claims related to the 2017/2018 Wildfire Mudslide Events. The accrued liability as of December 31, 2019 corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available.
Edison International and SCE will seek to offset any actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. As of December 31, 2019, Edison International and SCE have remaining expected recoveries from insurance of $1.7 billion and expected recoveries through FERC electric rates of $149 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.
Edison International and SCE continue to pursue regulatory and legal strategies, and anticipate pursuing legislative strategies in the longer term, to address the application of a strict liability standard to wildfire-related property damages without the guaranteed ability to recover resulting costs in electric rates.

2019 Wildfire Legislation
In July 2019, AB 1054 was signed by the Governor of California and became effective immediately. The summary of the wildfire legislation in this report is based on SCE's interpretation of the legislation and is qualified in its entirety by, and should be read together with, AB 1054 and companion Assembly Bill 111.
Wildfire Insurance Fund
AB 1054 provided for the Wildfire Insurance Fund to reimburse utilities for payment of third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the utility's insurance coverage. The Wildfire Insurance Fund was established in September 2019 when both SCE and SDG&E made their initial contributions to the fund. The Wildfire Insurance Fund is available for claims related to wildfires ignited after July 12, 2019 that are determined to have been caused by a utility by the responsible government investigatory agency.
SCE and SDG&E have collectively made their initial contributions totaling approximately $2.7 billion to the Wildfire Insurance Fund. While PG&E has committed to make an initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund upon emergence from bankruptcy, its participation in, and contributions to the fund are subject to it resolving its bankruptcy proceeding and meeting certain other conditions prior to June 30, 2020. SCE, SDG&E and PG&E are also collectively expected to make aggregate contributions of $3.0 billion to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period, of which SCE and SDG&E have made their initial annual contributions totaling approximately $107 million. If PG&E is unable to participate in the Wildfire Insurance Fund, then SCE and SDG&E are collectively expected to make aggregate contributions of approximately $1.0 billion to the fund through annual contributions over the 10-year period. In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, $13.5 billion is expected to be collected over a 15-year period from their ratepayers through a dedicated rate component. The amount collected from ratepayers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility ratepayers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund. Based on a decision adopted by the CPUC in October 2019 in the Order Instituting Rulemaking to Consider Authorization of a Non-Bypassable Charge to Support the Wildfire Insurance Fund, PG&E's ratepayers will not be required to contribute to the fund if PG&E does not participate in the Wildfire Insurance Fund. In that case, $7.5 billion will be collected from SCE's and SDG&E's ratepayers through the dedicated rate component to support a contribution to the Wildfire Insurance Fund.
SCE made an initial contribution of approximately $2.4 billion to the Wildfire Insurance Fund in September 2019 and has committed to make ten annual contributions of approximately $95 million per year to the fund, by no later than January 1 of each year. SCE made its first annual contribution to the Wildfire Insurance Fund in December 2019. Edison International supported SCE's initial contribution to the Wildfire Insurance Fund by raising $1.2 billion from the issuance of Edison International equity. SCE raised the remaining $1.2 billion from the issuance of long-term debt. SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund.
Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review, and will be required to reimburse the fund for withdrawn amounts that the CPUC disallows subject, in some instances, to the AB 1054 Liability Cap. A utility will not be eligible for the AB 1054 Liability Cap if it does not maintain a valid safety certification or its actions or inactions that resulted in the wildfire are found to constitute conscious or willful disregard of the rights and safety of others. On July 25, 2019, SCE obtained its initial safety certification that will be valid for twelve months. Based on SCE's 2020 rate base and assuming the equity portion of SCE's capital structure is 52% (SCE's CPUC authorized capital structure), SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2020 would be capped at approximately $3.0 billion. SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently, the AB 1054 Liability Cap will terminate when the administrator determines that the fund has been exhausted.
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
Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion spent by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019 cannot be included in the equity portion of SCE's rate base. SCE can apply for an irrevocable order from the CPUC to finance these capital expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. SCE expects to finance this capital requirement by issuing securitized bonds.
For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054," "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" and "Legal Proceedings."
2021 General Rate Case
In August 2019, SCE filed its 2021 GRC application for the three-year period 2021-2023. Following amendments and other revisions to the application in November 2019 and February 2020, SCE’s 2021 revenue requirement is $7.6 billion. SCE's request excludes the revenue requirement associated with the approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE will exclude from the equity portion of rate base as required under AB 1054.
In the amendment of February 2020, SCE removed its CSRP implementation costs from the 2021 GRC. SCE will continue to track the cost of the CSRP program in a memorandum account previously approved in the 2018 GRC and review of the CSRP implementation costs will be deferred to a future application to the CPUC.
The 2021 revenue requirement represents an increase of $1.1 billion over the 2020 revenue requirement authorized in the 2018 GRC and updated for anticipated post test-year ratemaking changes. Including the impact of anticipated lower kilowatt-hour sales in 2021 and one-time memorandum account recoveries, this represents an 11.4% increase over 2020 rates. SCE's 2021 GRC request also includes proposed revenue requirement increases of $423 million in 2022 and $514 million in 2023. The updated revenue requirements were requested based on the ROE and capital structure authorized at the time of the initial filing. A new capital structure has since been authorized. See "—2020 Cost of Capital Application."
SCE's requested increase to its revenue requirement in the 2021 GRC application is largely due to SCE's efforts to reduce wildfire risk. Certain of SCE's key wildfire mitigation forecast expenditures are subject to significant potential volatility. As a result, SCE has proposed establishing two-way balancing accounts for wildfire mitigation-related enhanced vegetation management, inspection activities and grid hardening, as well as for insurance premiums.
The capital programs requested in SCE's 2021 GRC include the infrastructure and programs necessary to implement California's ambitious public policy goals, including wildfire mitigation, de-carbonization of the economy through electrification and integration of distributed energy resources across a rapidly modernizing grid. See "—Capital Program" for further details.
The schedule established in the proceeding includes CPUC issuance of a proposed decision in the fourth quarter of 2020, or during the first quarter of 2021. If the final decision is issued in 2021, SCE will, consistent with CPUC practice in prior GRCs, request the CPUC to issue an order directing that the authorized revenue requirement changes be effective January 1, 2021.
Historically, the CPUC has set an annual revenue requirement for the base year and then set the remaining two years by a methodology established in the GRC proceeding. In January 2020, the CPUC approved a change from a triennial GRC cycle to a quadrennial GRC cycle for large energy utilities such as SCE. SCE is required to file an amendment to its application for the three-year period 2021 – 2023 to add an attrition year for 2024. The timing of the amendment is subject to further direction from the CPUC.

Electricity Industry Trends
In addition to responding to the "new normal" of increased wildfire-activity in California, the electric power industry is also undergoing transformative change driven by technological advances, such as customer-owned generation, electric vehicles and energy storage, which are altering the nature of energy generation and delivery. California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. The state set goals to reduce GHG emissions by 40% from 1990 levels by 2030 and 80% from the same baseline by 2050. Additionally, the state is aiming to be carbon neutral by 2045. State and local air quality plans call for substantial improvements, such as reducing smog-causing nitrogen oxides 90% below 2010 levels by 2032 in the most polluted areas of the state. While these policy goals cannot be achieved by the electric sector alone, the electric grid is a critical enabler of the adoption of new energy technologies that support California's climate change and GHG reduction objectives. Therefore, California has set RPS targets which require California retail sellers of electricity to provide 60% of energy sales from renewable resources by 2030. California also requires sellers of electricity to deliver 100% of retail sales from carbon free sources by 2045. In 2019 approximately 48% of SCE's customer deliveries came from carbon-free resources. SCE's climate change objectives align with California's requirements, and SCE anticipates it will meet its own objectives, and therefore California's requirements, through 2045.
The grid is also key to enabling more customer choices with respect to new energy technologies, including fostering the adoption of electric vehicles. Edison International believes that California's 2045 goals can be achieved most economically through emissions reductions from using clean electricity serving 100% of retail sales, electrifying 75% of vehicles and 70% of buildings and using low-carbon fuels for technologies that are not yet viable for electrification. Edison International expects to lead the transformation of the industry by building a modernized and more reliable grid, focusing on opportunities in clean energy and efficient electrification, and enabling customers' technology choices.
SCE plans to enable the adoption of new energy technologies that mitigate wildfire risk and benefit customers of the electric grid while also helping California achieve its environmental goals. SCE expects to achieve these objectives through improving the safety and reliability of the transmission and distribution network and helping customers make cleaner energy choices including enabling increased penetration of DERs, electric transportation, building electrification and energy efficiency programs. SCE's ongoing focus to drive operational and service excellence is intended to allow it to achieve these objectives safely while controlling costs and customer rates. SCE's focus on the transmission and distribution of electricity aligns with California's policy supporting competitive power procurement markets. For more information on the grid development, see "Liquidity and Capital Resources—Capital Investment Plan—Grid Development—Wildfire Mitigation" and "Liquidity and Capital Resources—Capital Investment Plan—Grid Development—Transportation Electrification."
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
To better engage in this broader transformation and provide a view of developments outside of SCE, Edison International has made several minority investments in emerging companies in areas related to the technology changes that are driving industry transformation and may make additional investments in the future. These investments are not financially material to Edison International.
Capital Program
Total capital expenditures (including accruals) were $4.8 billion in 2019 and $4.4 billion in 2018. SCE's year-end rate base was $32.6 billion at December 31, 2019 compared to $29.6 billion at December 31, 2018. Under AB 1054, approximately $1.6 billion of wildfire risk mitigation capital expenditures cannot be included in the equity portion of SCE's rate base and instead can be recovered through issuance of securitized bonds. The year-end rate base of $32.6 billion at December 31, 2019 excludes $252 million wildfire risk mitigation capital expenditures as required by AB 1054.
Based on the 2021 GRC request, SCE forecasts capital expenditures for 2020 – 2023 to be approximately $19.4 billion to $21.2 billion. SCE's capital expenditure forecast for 2020 reflects planned CPUC jurisdictional spending as informed by the 2018 GRC final decision, spending associated with SCE's wildfire mitigation-related capital expenditures under the GS&RP and WMP, and current expectations of FERC- jurisdictional spending. SCE's capital expenditure forecast for 2021 – 2023 reflects the requested CPUC jurisdictional spending included in the 2021 GRC application, approved non-GRC CPUC capital spending, and current expectations of FERC- jurisdictional capital spending. SCE's forecasted capital expenditures for 2020 – 2021 include approximately $300 million of capital spending on the CSRP project. Total forecasted capital expenditures for the CSRP project are approximately $540 million from inception through 2021. In the 2018 GRC, SCE provided a cost estimate to the CPUC of $209 million in capital expenditures for the CSRP program. In February 2020, SCE filed an update with the CPUC to exclude CSRP program expenditures from rate base and capital expenditures of the 2021 GRC application and to continue to track the cost of the CSRP program in a memorandum account previously approved in the 2018 GRC. Forecasted expenditures for FERC-jurisdictional capital projects are subject to change due to timeliness of permitting, licensing, regulatory approvals and contractor bids. Capital spending in 2021, 2022 and 2023 will be dependent upon the amount approved in a 2021 GRC final decision.
Based on management judgment using historical precedent of previously authorized amounts and potential permitting delays and other operational considerations, a range case has been provided reflecting a 10% reduction on the total capital forecast for 2021 – 2023 and a 10% reduction on FERC capital spending and non-GRC programs for 2020.
The following table sets forth a summary of capital expenditures for 2019 actual spend and a forecast for 2020 – 2023 on the basis described above:

(in billions)	2019	2020	2021	2022	2023	Total 2020 – 2023
Traditional capital expenditures
Distribution	$3.1	$3.2	$3.4	$3.3	$3.2	$13.1
Transmission	0.8	0.7	0.8	0.8	0.6	2.9
Generation	0.2	0.2	0.2	0.2	0.2	0.8
Subtotal	4.1	4.1	4.4	4.3	4.0	16.8
Wildfire mitigation-related capital expenditures	0.7	0.9	1.0	1.1	1.4	4.4
Total capital expenditures	$4.8	$5.0	$5.4	$5.4	$5.4	$21.2
Total capital expenditures using range case discussed above	*	$4.8	$4.9	$4.9	$4.8	$19.4
* Not applicable
SCE's authorized CPUC-jurisdictional rate base is determined through the GRC and other regulatory proceedings. Differences between actual and CPUC-authorized capital expenditures are addressed in subsequent GRC or other regulatory proceedings. FERC-jurisdictional rate base is generally determined based on actual capital expenditures.
Reflected below is SCE's weighted average annual rate base for 2019 – 2023 incorporating CPUC capital expenditures authorized in the 2018 GRC final decision, expected FERC capital expenditures and capital expenditures included in the 2021 GRC application. The table below does not reflect the $1.6 billion of wildfire risk mitigation capital expenditures to be excluded from the equity portion of SCE's rate base under AB 1054. The table below does not reflect rate base associated with non-GRC projects or programs that have not yet been approved by the CPUC, including CSRP, with the exception of GS&RP spend incurred before August 1, 2019. In addition, a third-party holds an option to invest up to $400 million in the West of Devers Transmission project at the estimated in-service date of 2021. The rate base in the table below is reduced to reflect this option.

(in billions)	2019	2020	2021	2022	2023
Rate base for expected capital expenditures	$30.8	$33.4	$35.9	$38.2	$41.0
Rate base for expected capital expenditures (using range case described above)	*	$33.3	$35.1	$37.0	$39.2
* Not applicable
For additional information, see "Liquidity and Capital Resources—Capital Investment Plan."

RESULTS OF OPERATIONS
SCE
SCE's results of operations are derived mainly through two sources:

•
Earning activities – representing revenue authorized by the CPUC and the FERC which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue and regulatory charges or disallowances.

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

Impact of 2018 GRC
The 2018 GRC final decision determines the amount of revenue that SCE is authorized to collect from customers to recover anticipated costs, including return on rate base. The 2018 GRC final decision approved an authorized revenue requirement of $5.1 billion for 2018, the first year ("Test Year") of the three-year GRC period, and authorized annual increases under a set escalation mechanism based on labor, non-labor and medical expenses.
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
3 Authorized revenue for depreciation decreased as a result of lower authorized depreciation rates.

After the application of escalation factors to the Test Year, the CPUC authorized SCE to collect $5.5 billion from customers in 2019. During the second quarter of 2019, SCE recorded a reduction of revenue of $265 million to reflect $289 million of lower authorized revenue related to 2018 and $24 million of higher authorized revenue in 2019. The 2018 GRC final decision is retroactive to January 1, 2018 and the reduction of revenue contributed to a refund to customers of $554 million, which SCE recorded as a regulatory liability. SCE expects to refund these amounts to customers through December 2020.
Years ended December 31, 2019, 2018 and 2017
The following table is a summary of SCE's results of operations for the periods indicated:

	2019			2018			2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$6,678	$5,628	$12,306	$6,560	$6,051	$12,611	$6,611	$5,643	$12,254
Purchased power and fuel	—	4,839	4,839	—	5,406	5,406	—	4,873	4,873
Operation and maintenance[1]	2,073	863	2,936	1,972	730	2,702	1,898	824	2,722
Wildfire-related claims, net of insurance recoveries	255	—	255	2,669	—	2,669	—	—	—
Wildfire insurance fund expense	152	—	152	—	—	—	—	—	—
Depreciation and amortization	1,727	1	1,728	1,867	—	1,867	2,032	—	2,032
Property and other taxes	396	—	396	392	—	392	372	—	372
Impairment and other	159	—	159	(12)	—	(12)	716	—	716
Other operating income	(4)	—	(4)	(7)		(7)	(8)	—	(8)
Total operating expenses	4,758	5,703	10,461	6,881	6,136	13,017	5,010	5,697	10,707
Operating income (loss)	1,920	(75)	1,845	(321)	(85)	(406)	1,601	(54)	1,547
Interest expense	(738)	(1)	(739)	(671)	(2)	(673)	(588)	(1)	(589)
Other income	119	76	195	107	87	194	93	55	148
Income (loss) before income taxes	1,301	—	1,301	(885)	—	(885)	1,106	—	1,106
Income tax benefit	(229)		(229)	(696)	—	(696)	(30)	—	(30)
Net income (loss)	1,530	—	1,530	(189)	—	(189)	1,136	—	1,136
Preferred and preference stock dividend requirements	121		121	121	—	121	124	—	124
Net income (loss) available for common stock	$1,409	$—	$1,409	$(310)	$—	$(310)	$1,012	$—	$1,012
Net income (loss) available for common stock			$1,409			$(310)			$1,012
Less: Non-core items
Wildfire insurance fund expense			(109)			—			—
Wildfire-related claims, net of recoveries			(157)			(1,825)			—
Impairment and other			(115)			9			(448)
Re-measurement of deferred taxes			88			—			(33)
Settlement of California tax audits						66			—
Core earnings[2]			$1,702			$1,440			$1,493

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
2019 vs 2018
Earning activities were primarily affected by the following:

•	Higher operating revenue of $118 million is primarily due to:

•
An increase in CPUC-related revenue of $100 million primarily due to the adoption of the 2018 GRC final decision, including the application of the decision retroactively to January 1, 2018, as discussed above.

•
An increase of $38 million in FERC-related revenue primarily due to the settlement of SCE's 2018 Formula Rate proceeding, rate base growth and higher operating costs subject to balancing account treatment, partially offset by lower recoveries from FERC customers for wildfire-related claims in 2019 as compared to 2018.

•	A decrease in other operating revenue of $20 million primarily due to rate adjustments implemented in the second quarter of 2019.

•
Higher operation and maintenance expenses of $101 million primarily due to expenses related to wildfire mitigation activity that were not deferred as regulatory assets. Activities driving higher expenses included higher inspection, preventive maintenance and vegetation management costs in non-high fire risk areas. SCE has not recorded regulatory assets for $119 million of 2019 wildfire mitigation costs as there is no current precedent for recovery of these costs, but SCE is seeking recovery of these costs through a separate track of the 2021 GRC. Those costs were partially offset by the impact of the adoption of the 2018 GRC final decision primarily due to a change in capitalization rates and the timing of regulatory deferral and cost recovery of incremental wildfire insurance expenses.

•	Charges of $255 million and $2.7 billion recorded in 2019 and 2018, respectively, for wildfire-related claims, net of expected insurance recoveries.

•
Expense of $152 million for insurance protection from the Wildfire Insurance Fund following SCE's election to participate in and contribute to the fund. See "Management Overview—Southern California Wildfires and Mudslides" for further information.

•
Lower depreciation and amortization expense of $140 million primarily related to the change in depreciation rates and the impact of disallowed historical capital expenditures from the adoption of the 2018 GRC final decision.

•	Higher impairment and other of $171 million primarily related to the disallowed historical capital expenditures in SCE's 2018 GRC final decision, as discussed above.

•	Higher interest expense of $67 million primarily due to increased borrowings.

•	Higher other income of $12 million primarily due to interest income from various balancing accounts.

•	Lower income tax benefits of $467 million primarily due to the following:

•	Lower tax benefit of $612 million due to higher pre-tax income.

•	Lower tax benefit of $66 million due to the 2018 settlement of the 1994 – 2006 California tax audit.

•
Higher tax benefit of $211 million primarily due to the changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019, the adoption of the 2018 GRC final decision and tax benefit on property-related items.

Cost-Recovery Activities
2019 vs 2018
Cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel costs of $567 million primarily driven by lower load related to customer departures to CCAs and cooler weather, partially offset by lower congestion revenue right credits, higher contract termination charges and the absence of settlement funds received in 2018 related to the California energy crisis.

•
Higher operation and maintenance expenses of $133 million primarily driven by the authorization to recover 2018 wildfire insurance costs that had been deferred as regulatory assets and higher transmission access charges, partially offset by lower employee-related expenses subject to balancing account treatment and lower spending on public programs.

•
Lower other income of $11 million primarily driven by lower net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $11.4 billion, $11.7 billion and $11.4 billion for 2019, 2018 and 2017, respectively.
The 2019 revenue decrease is primarily related to lower load related to customer departures to CCAs and cooler weather, partially offset by higher CPUC revenue due to the adoption of the 2018 GRC final decision. See "—Cost-Recovery Activities" and "—Earnings Activities" for further details.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process").
Income Taxes
SCE's income tax provision decreased by $467 million in 2019 compared to 2018. The effective tax rates were (17.6)% and (78.6)% for 2019 and 2018, respectively. SCE's effective tax rate is below the federal statutory rate of 21% for 2019 and 2018 primarily due to the CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease in 2019 is primarily due to impact of higher pre-tax income and absence of the 2018 settlement of the 1994 – 2006 California tax audit in 2018, partially offset by higher tax benefits on property-related items recorded as a result of 2018 GRC final decision and the changes in the allocation of excess deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019.
See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.
Edison International Parent and Other
Results of operations for Edison International Parent and Other includes amounts from other subsidiaries that are not significant as a reportable segment as well as intercompany eliminations.
Loss from Continuing Operations
The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,
(in millions)	2019	2018	2017
Edison Energy Group and subsidiaries	$(24)	$(78)	$(26)
Corporate expenses and other subsidiaries	(101)	(69)	(421)
Total Edison International Parent and Other	$(125)	$(147)	$(447)
The loss from continuing operations of Edison International Parent and Other decreased $22 million in 2019 compared to 2018 primarily due to an after-tax loss of $50 million in 2018 related to the sale of SoCore Energy, partially offset by higher interest expense as a result of increased borrowings in 2019.

LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to and equity contributions from Edison International, obligations to preferred and preference shareholders, and the outcome of tax and regulatory matters.

During 2019 SCE, along with Edison International Parent, engaged in a financing program to enable SCE to make an initial contribution of $2.4 billion to the Wildfire Insurance Fund in September 2019, fund a significant increase in wildfire mitigation expenditures, and increase the equity portion of SCE's capital structure to 52% by year-end 2020 based on SCE's current 37-month backwards looking compliance period. The increase in the equity portion of SCE's capital structure was authorized in the 2020 Cost of Capital proceeding in December 2019. See "Management Overview—2020 Cost of Capital Application."

The 2019 financing program included $3.3 billion of equity contributions from Edison International Parent to SCE, as well as SCE issuing $2.3 billion of first and refunding mortgage bonds. Additionally, in February 2019, SCE borrowed $750 million under a term loan which was repaid in full in April 2019.

In the next 12 months, SCE expects to continue to fund its cash requirements through operating cash flows, bank and capital market financings, and equity contributions from Edison International Parent, as needed, while continuing to increase the equity portion of its capital structure. SCE also expects to repurchase or redeem preferred or preference stock to reduce the preferred equity component of the capital structure to 5% in line with the capital structure authorized in the 2020 Cost of Capital proceeding. See "Management Overview—2020 Cost of Capital Application." SCE also has availability under its credit facility to fund cash requirements.
SCE's long-term issuer credit ratings remain at investment grade levels. In the third quarter of 2019, the major credit agencies changed SCE's outlook from negative to stable due to the passage of AB 1054 and the establishment of the Wildfire Insurance Fund, which provided the AB 1054 Liability Cap and the new standard that the CPUC must apply when assessing the prudency of a utility in wildfire-related cost recovery proceedings. For further information, see "Management Overview—Southern California Wildfires and Mudslides." The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB-	BBB
Outlook	Stable	Stable	Stable
SCE's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade are $44 million as of December 31, 2019. In addition, if SCE's credit rating falls below investment grade, it may be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs. Furthermore, if SCE was downgraded below investment grade, counterparties may also institute new collateral requirements for future transactions. For further details, see "— Margin and Collateral Deposits."

Available Liquidity
At December 31, 2019, SCE had approximately $2.3 billion available under its $3.0 billion credit facility. In June 2019, SCE extended its credit facility through May 2024, pursuant to an option to extend, and may extend its credit facility for one additional year with the lenders' approval.
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facility or other borrowings, subject to availability in the bank and capital markets. SCE expects to finance approximately $1.6 billion of wildfire mitigation capital expenses by issuing securitized bonds. Prior to issuance of such bonds, other debt instruments may be used to temporarily finance the expenditures.

As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company equity contributions in order to meet its obligations as they become due, including any potential costs related to the 2017/2018 Wildfire/Mudslide Events. For further information, see "Management Overview—Southern California Wildfires
and Mudslides."
Debt Covenant
The debt covenant in SCE's credit facility limits its debt to total capitalization ratio to less than or equal to 0.65 to 1. At December 31, 2019, SCE's debt to total capitalization ratio was 0.47 to 1.
At December 31, 2019, SCE was in compliance with all financial covenants that affect access to capital.
Capital Investment Plan
Major Transmission Projects
A summary of SCE's most significant transmission and substation construction projects during the next three years is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing and regulatory approvals.

Project Name	Project Lifecycle Phase	Direct Expenditures (in millions)[1]	Inception to Date (in millions)[1]	Scheduled In-Service Date
West of Devers	Construction	$840	$484	2021
Mesa Substation	Construction	646	373	2022
Alberhill System[2]	Licensing	486	41	—[2]
Riverside Transmission Reliability[3]	Licensing	451	11	2024
Eldorado-Lugo-Mohave Upgrade	Licensing	246	93	2021

[1]
Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecast discussed in "Management Overview—Capital Program."

[2]
Includes the original estimated project cost for Alberhill. In January 2020, SCE submitted a supplemental analysis to the CPUC which included alternative projects as well as an update to the original project cost. SCE is unable to predict the timing of a final CPUC decision, the corresponding in-service date, and what the final project costs will be for the Alberhill System Project.

3 While the Riverside Transmission Reliability Project total cost is currently estimated to be $451 million, the CPUC issued a proposed decision, which if adopted would increase the project cost to $584 million. See discussion in "Riverside Transmission Reliability" below for further information.
West of Devers
The West of Devers Project consists of upgrading and reconfiguring approximately 48 miles of existing 220-kV transmission lines between the Devers, El Casco, Vista and San Bernardino substations, increasing the power transfer capabilities in support of California's renewable portfolio standards goals.
In August 2016, the CPUC approved the construction of the West of Devers Project. During 2018, SCE started construction on the 220-kV transmission line. Construction is on plan and SCE expects to complete construction in 2021.

Mesa Substation
The Mesa Substation Project consists of replacing the existing 220-kV Mesa Substation with a new 500/220-kV substation. The Mesa Substation Project would address reliability concerns by providing additional transmission import capability, allowing greater flexibility in the siting of new generation, and reducing the total amount of new generation required to meet local reliability needs in the Western Los Angeles Basin area. In February 2017, the CPUC issued a final decision approving the project largely consistent with SCE's proposal and rejected alternative project configurations proposed by CPUC staff. Construction on the initial phase of construction (a new 220- kV substation) commenced in October 2017. In October 2019, SCE achieved first energization of the new substation. The remaining phases of construction are anticipated to be put out for competitive bid and SCE expects that costs associated with the project may change as a result of the competitive bidding process. SCE anticipates project completion in the first quarter of 2022.
Alberhill System
The Alberhill System Project would consist of constructing a new 500-kV substation, two 500-kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500-kV transmission line, telecommunication equipment and subtransmission lines in unincorporated and incorporated portions of western Riverside County. The project was designed to meet long-term forecasted electrical demand in the proposed Alberhill System Project area and to increase electrical system reliability and resiliency. In April 2018 and July 2018, the CPUC issued a proposed decision and an alternate proposed decision, both denying SCE's ability to construct the Alberhill System Project based on a perceived lack of need. SCE filed comments on both proposed decisions requesting that the CPUC grant the certificate of public convenience and necessity for the Alberhill System Project. In August 2018, the CPUC issued a decision that did not deny or approve the Alberhill System Project but directed SCE to submit supplemental information on the Alberhill System Project including but not limited to a load forecast and cost benefit analysis of several alternatives to the proposed project. Ongoing capital spending has been deferred as a result of the CPUC request for additional information. In January 2020, SCE submitted a supplemental analysis to the CPUC for the Alberhill System Project including several alternatives to the proposed project as well as an update to the original project cost. A final decision on the Alberhill System Project is pending based on the supplemental analysis. Given the uncertainty associated with the resolution of the permitting process, potential revisions to the project have not been reflected in total direct expenditures. SCE continues to believe a system solution is needed for the project area but is unable to predict the timing of a final CPUC decision in connection with the Alberhill System Project proceeding.
Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. Excluding land costs, which may be recovered through sale to a third party, SCE has incurred approximately $46 million of capital expenditures, including overhead costs, as of December 31, 2019, of which approximately $34 million may not be recoverable if the project is cancelled.
Riverside Transmission Reliability
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities ("RPU"), the municipal utility department of the City of Riverside. While RPU would be responsible for constructing some of the project's facilities within Riverside, SCE's portion of the project consists of constructing upgrades to its system, including a new 230-kV Substation; certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. The purpose of the project is to provide RPU and its customers with adequate transmission capacity to serve existing and projected load, to provide for long-term system capacity for load growth, and to provide needed system reliability. Due to changed circumstances since the time the project was originally developed, SCE informed the CPUC in August 2016 that it supports revisions to the proposed Project. In October 2018, the CPUC issued an environmental report that identified a new route alternative, as the environmentally preferred project and proposed an additional underground section of the proposed 220-kV power line. In January 2020, SCE received a proposed decision from the CPUC that would approve the project consistent with the environmental report. If adopted, the cost of the revised project is estimated to be $584 million.
Eldorado-Lugo-Mohave Upgrade
The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to southern California. The project would modify SCE's existing Eldorado, Lugo, and Mohave electrical substations to accommodate the increased current flow from Nevada to southern California; increase the power flow through the existing 500-kV transmission lines by constructing two new capacitors along the lines; raise transmission tower heights to meet ground clearance requirements; and install fiber optics on the transmission lines to provide communications between existing SCE substations. A final CPUC decision is anticipated during 2020. In April 2019, as directed by the CPUC, SCE filed an amended application for a certificate of public convenience and necessity with the CPUC, which included total project costs of $257 million. A subsequent change to the project work scope reduced the project total cost to $246 million, a decrease of $11 million as compared to the estimate provided in the amended application.
Grid Development - Wildfire Mitigation
See "Management Overview—Wildfire Mitigation and Wildfire Insurance Expenses."
Grid Development - Transportation Electrification
Medium- and Heavy-Duty Vehicle Transportation Electrification
In January 2017, SCE filed an application with the CPUC requesting approval of transportation electrification programs to accelerate the adoption of electric transportation, which is critical to California's climate change and GHG reduction objectives. The application proposed a five-year program to fund medium- and heavy-duty vehicle charging infrastructure that follows the model developed for SCE's Charge Ready program, as well as six pilot projects to be considered on an accelerated basis. In January 2018, the CPUC issued a final decision approving five pilot projects with a budget of $16 million ($10 million capital) in 2016 dollars. In May 2018, the CPUC issued a final decision approving the five-year program, with certain modifications, to install charging infrastructure to support the electrification of 8,490 medium- and heavy-duty electric vehicles at 870 sites, which must be fully contracted for by 2024. The final decision includes an approved five-year budget of $356 million ($242 million capital) in nominal dollars. SCE expects to propose additional programs and pilots in the future. SCE's 2020 capital plan contemplates $4 million of medium- and heavy-duty vehicle transportation electrification spending.
Charge Ready Program
In January 2016, the CPUC approved SCE's $22 million Charge Ready Program Pilot, which allows SCE to install light-duty electric vehicle charging infrastructure, provide rebates to offset the cost of qualified customer-owned charging stations, and implement a supporting marketing, education and outreach campaign. As of December 31, 2019, SCE had executed agreements and reserved funding for 81 sites to deploy 1,301 charge ports under this pilot. The results of this pilot helped shape Charge Ready 2, the second phase of the Charge Ready program.
In June 2018, SCE filed an application to obtain approval for Charge Ready 2. In the application, SCE requested approval for $760 million ($561 million capital) in 2018 dollars to install infrastructure and provide rebates to support 48,000 new electric vehicle charging ports as part of a four-year program that will also include a marketing, education and outreach campaign. In December 2018, the CPUC approved $22 million in bridge funding to continue the Charge Ready Program Pilot while the Charge Ready 2 application remains pending. As of December 31, 2019, with this additional funding, SCE had executed agreements and reserved funding for 66 additional sites to deploy 1,463 additional charge ports. SCE's 2020 capital plan contemplates $8 million of bridge Charge Ready Program Pilot spending.
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
Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") was completed in 2005. Major decommissioning work for Unit 1 has been completed except for reactor vessel disposal and certain underground work. Some spent nuclear fuel from Units 2 and 3 also was transferred to the ISFSI between 2007 and 2012. Radiological decommissioning of San Onofre Units 2 and 3 began in June 2013 with SCE filing a certification of permanent cessation of power operations at San Onofre with the NRC. The transfer of the remaining spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018. The spent fuel transfer operations were suspended on August 3, 2018 due to an incident that occurred when an SCE contractor was loading a spent fuel canister into the ISFSI. The incident did not result in any harm to the public or workers and the canister was subsequently safely loaded into the ISFSI. In May 2019, after an extensive review, the NRC determined that fuel loading can be safely resumed at San Onofre. SCE commenced fuel transfer operations at San Onofre in July 2019. In October 2019, the California Coastal Commission approved SCE's application for the Coastal Development Permit, the principle discretionary permit required to start major decommissioning activities at San Onofre. SCE plans on commencing major decommissioning activities in 2020 in accordance with the terms of the permit, subject to any court rulings in a proceeding brought in

December 2019 to challenge the California Coastal Commission's issuance of the permit.
In December 2018, SCE updated its decommissioning cost estimate for decommissioning activities to be completed at San Onofre Units 2 and 3 to $3.4 billion (SCE share is $2.5 billion) in 2017 dollars. The decommissioning cost estimate includes costs through the respective expected decommissioning completion dates, currently estimated to be in 2051 for San Onofre Units 2 and 3. The decommissioning cost estimate is subject to a number of uncertainties including the cost of disposal of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government will provide for either interim or permanent off-site storage of spent nuclear fuel enabling the removal and transport of spent fuel canisters from the San Onofre site, as to which there can be no assurance. The cost estimate is subject to change as decommissioning proceeds and such changes may be material. The CPUC will conduct a reasonableness review for costs for each year. SCE's share of the San Onofre decommissioning costs recorded during 2019 were $172 million.
SCE had nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.8 billion as of December 31, 2019. Based upon the resolution of a number of uncertainties, including the cost and timing of nuclear waste disposal, the time it will take to obtain required permits, cost of removal of property, site remediation costs, the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other assumptions and estimates, additional contributions to the nuclear decommissioning trust funds may be required. If additional contributions to the nuclear decommissioning trust funds become necessary, SCE will seek recovery of such additional funds through electric rates and any such recovery will be subject to a reasonableness review by the CPUC. Cost increases resulting from contractual disputes or significant permitting delays, among other things, could cause SCE to materially overrun the decommissioning cost estimate and could materially impact the sufficiency of trust funds.
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

Prior to January 1, 2020, under SCE's interpretation of CPUC regulations and capital structure decisions, the common equity component of SCE's capital structure was required to remain at or above 48% on a weighted average basis over the 37-month period that SCE's capital structure was in effect for ratemaking purposes and SCE was required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. Effective January 1, 2020, the common equity component of SCE's authorized capital structure was increased from 48% to 52%. For further information, see "Management Overview—2020 Cost of Capital Application." Under AB 1054, the impact of SCE's contributions to the Wildfire Insurance Fund are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see "Management Overview—Southern California Wildfires and Mudslides."

On February 28, 2019, SCE submitted an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE requested a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. The CPUC has ruled that while the application is pending resolution, SCE must notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding was 45.2% as of December 31, 2018. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides." At December 31, 2019, without excluding the $2.0 billion after-tax wildfire-related charges incurred in 2018 and 2019, SCE's 37-month average common equity component of total capitalization was 48.5% and the maximum additional dividend that SCE could pay to Edison International under this limitation was $179 million, resulting in a restriction on net assets of approximately $17.6 billion. If the wildfire-related charges were excluded at December 31, 2019, SCE's 37-month average common equity component of total capitalization would have been 49.6%.

As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 27, 2020, SCE declared a dividend to Edison International of $269 million.
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, its ability to access the capital markets, and generate operating cash flows and earnings. If SCE incurs significant costs related to catastrophic wildfires, including the 2017/2018 Wildfire/Mudslide Events, and is unable to recover such costs through insurance, the Wildfire Insurance Fund (for fires after July 12, 2019), or from customers or access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and its preferred and preference shareholders.
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at December 31, 2019 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of December 31, 2019 if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

(in millions)
Collateral posted as of December 31, 2019[1]	$178
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	44
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movement[3]	27
Posted and potential collateral requirements	$249

[1]
Net collateral provided to counterparties and other brokers consisted of $154 million in letters of credit and surety bonds and $24 million of cash collateral which was reflected in "Other current assets" on the consolidated balance sheets.

[2]
If SCE's credit rating fell below investment grade, existing purchased power and fuel contracts would require $44 million of incremental collateral. Counterparties may also institute new collateral requirements, applicable to future transactions, at the time of a downgrade. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.

[3]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2019 due to adverse market price movements over the remaining lives of the existing power and fuel contracts using a 95% confidence level.

Regulatory Balancing and Memorandum Accounts
SCE's cash flows are affected by regulatory balancing and memorandum accounts overcollections or undercollections. Overcollections and undercollections represent differences between cash collected in current rates for specified forecasted costs and the costs actually incurred. With some exceptions, SCE seeks to adjust rates on an annual basis or at other designated times to recover or refund the balances recorded in its balancing accounts. Undercollections or overcollections in these balancing and memorandum accounts impact cash flows and can change rapidly. Undercollections and overcollections generally accrue interest based on a three-month commercial paper rate published by the Federal Reserve.
As of December 31, 2019, SCE had net overcollections of $365 million for regulatory balancing and memorandum accounts, primarily consisting of overcollections related to public purpose-related and energy efficiency program costs and BRRBA, offset by undercollections related to wildfire risk related costs and PABA. Overcollections related to public purpose-related programs may decrease as costs are incurred to fund programs established by the CPUC. Overcollections related to BRRBA are expected to decrease as refunds are provided to customers in 2020. SCE is currently incurring wildfire-related spending at levels significantly exceeding amounts authorized in the 2018 GRC and has recognized regulatory assets for certain of these costs. Total spending on wildfire mitigation is expected to continue at higher levels in 2020 and beyond. Undercollections related to PABA are expected to decrease through the implementation of the annual ERRA and PABA review proceeding in 2020. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
Edison International Parent and Other
In the next 12 months, Edison International expects to fund its net cash requirements through capital market and bank financings, including by issuing additional debt and equity, as needed.
In June 2019, Edison International Parent extended its credit facility through May 2024, pursuant to an option to extend, and may extend the credit facility for one additional year with the lenders' approval. At December 31, 2019, Edison International Parent's entire $1.5 billion credit facility was available for borrowing.
During 2019, Edison International Parent engaged in a financing program to support SCE's initial contribution to the Wildfire Insurance Fund in September 2019, fund SCE's wildfire mitigation expenditures, and increase the equity portion of SCE's capital structure. This included issuing 2.8 million shares of common stock for net proceeds of $198 million through the ATM program and issuing 32.2 million shares of common stock for net proceeds of $2.2 billion in an underwritten offering during 2019. For further details, see "Notes to Consolidated Financial Statements—Note 14. Equity." Edison International Parent also issued $1.4 billion of senior notes during 2019. The proceeds of these financing activities allowed Edison International to contribute $3.3 billion to SCE as equity contributions and repay a $1.0 billion term loan. The term loan was borrowed in April 2019 and the proceeds of the term loan were contributed to SCE largely to enable repayment of SCE's February 2019 term loan. Edison International Parent's term loan was repaid in full in December 2019.
At December 31, 2019, the current portion of Edison International Parent’s long-term debt included senior notes of $400 million due in April 2020.
Edison International Parent and Other's liquidity and its ability to pay operating expenses, satisfy debt obligations and pay dividends to common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. Prior to declaring dividends, Edison International's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. For information on the California law requirements on the declaration of dividends, see "—SCE—SCE Dividends." Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.
Edison International may finance its ongoing cash requirements, including common stock dividends, working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with short-term or other financings, subject to availability in the bank and capital markets.

A debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the credit agreement of less than or equal to 0.70 to 1. At December 31, 2019, Edison International Parent's consolidated debt to total capitalization ratio was 0.55 to 1.
At December 31, 2019, Edison International Parent was in compliance with all financial covenants that affect access to capital.

Edison International Parent's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit rating agencies in 2018 and early 2019. In the third quarter of 2019, the major credit agencies changed Edison International Parent's outlook from negative to stable, due to the passage of AB 1054 and the establishment of the Wildfire Insurance Fund, which provided the AB 1054 Liability Cap and the new standard that the CPUC must apply when assessing the prudency of a utility in wildfire-related cost recovery proceedings. The following table summarizes Edison International Parent's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

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
Net Operating Loss and Tax Credit Carryforwards
Edison International has approximately $1.3 billion of tax effected net operating loss and tax credit carryforwards at December 31, 2019 (after offsetting $212 million of unrecognized tax benefits and $212 million of Capistrano Wind net operating loss and tax credit carryforwards), which are available to offset future consolidated tax liabilities. See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for further information regarding taxes payable to Capistrano Wind. Forecast monetization has been delayed, mainly due to anticipated future payment of wildfire claims and the contribution to the Wildfire Insurance Fund as described in AB 1054. Edison International expects to utilize its net operating loss and tax credit carryforwards through 2027.
Historical Cash Flows
SCE

(in millions)	2019	2018	2017
Net cash (used in) provided by operating activities	$(91)	$3,191	$3,735
Net cash provided by financing activities	4,771	616	243
Net cash used in investing activities	(4,678)	(4,300)	(3,503)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$2	$(493)	$475

Net Cash (Used in) Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2019, 2018 and 2017:

	Years ended December 31,			Change in cash flows
(in millions)	2019	2018	2017	2019/2018	2018/2017
Net income (loss)	$1,530	$(189)	$1,136
Non-cash items[1]	1,782	1,291	3,058
Subtotal	3,312	1,102	4,194	2,210	(3,092)
Contributions to Wildfire Insurance Fund	(2,457)	—	—	(2,457)	—
Changes in cash flow resulting from working capital[2]	298	(313)	(148)	611	(165)
Regulatory assets and liabilities, net	(1,278)	(92)	4	(1,186)	(96)
Other noncurrent assets and liabilities, net[3]	34	2,494	(315)	(2,460)	2,809
Net cash (used in) provided by operating activities	$(91)	$3,191	$3,735	$(3,282)	$(544)

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, Wildfire Insurance Fund amortization expense, deferred income taxes and other.

[2]	Changes in working capital items include receivables, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, and other current assets and liabilities.

[3]
Includes changes in liabilities for wildfire-related claims and wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

Net cash provided by operating activities was impacted by the following:
Net income and non-cash items increased in 2019 by $2.2 billion from 2018. Net Income in 2019 increased by $1.7 billion primarily due to a $2.3 billion reduction in charges for wildfire-related claims, net of expected recoveries from insurance and FERC customers in 2019 as compared to 2018, the adoption of the 2018 GRC final decision in 2019, higher FERC revenue due to the settlement of SCE's 2018 Formula Rate proceeding and rate base growth in 2019, and the timing of regulatory deferral and cost recovery of incremental wildfire insurance expenses. These increases were partially offset by higher inspection, preventive maintenance and vegetation management costs that were not deferred as regulatory assets. Non-cash items included depreciation and amortization of $1.8 billion and $1.9 billion in 2019 and 2018, respectively, changes in deferred income taxes of $(243) million and $(552) million in 2019 and 2018, respectively, an impairment charge of $170 million recorded in 2019 related to disallowed historical capital expenditures in SCE's 2018 GRC decision and Wildfire Insurance Fund amortization expense of $152 million recorded in 2019.
Net cash used in operating activities was also impacted by cash outflow of $2.5 billion related to SCE's contributions to the Wildfire Insurance Fund in 2019. See "Notes to Consolidated Financial Statements—Note 12. Commitment and Contingencies" for further information.
Net cash inflow (outflow) for working capital was $298 million and $(313) million in 2019 and 2018, respectively. The net cash for each period was primarily related to timing of disbursements of $237 million and $(15) million in 2019 and 2018, respectively, and changes in receivables from customers of $(73) million and $(288) million in 2019 and 2018, respectively. Net cash for working capital also included insurance premium payments of $(471) million and $(197) million in 2019 and 2018, respectively, primarily for wildfire-related coverage, partially offset by net tax refunds of $164 million and $57 million in 2019 and 2018, respectively.
Net cash provided by regulatory assets and liabilities, including changes in net under collections of balancing accounts, was $(1,278) million and $(92) million in 2019 and 2018, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2019

•
BRRBA overcollections decreased by $300 million primarily due to refunds of prior overcollections (including incremental tax benefits) and current year undercollection due to rate changes delayed beyond January 1, 2019, offset by additional overcollection of distribution revenue to be refunded to customers over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision.

•
PABA was established in May 2019 to determine and pro-ratably recover from responsible bundled service and departing load customers the "above-market" costs of all generation resources that are eligible for cost recovery. Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $142 million primarily due to recovery of prior ERRA undercollections and overcollections of generation revenue occurring in 2019 and 2018 that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision. The cash inflow was partially offset by lower sales than forecasted in rates, higher than forecasted energy prices experienced in 2019, charges from CPUC-authorized contract terminations and refunds of prior overcollections from the New System Generation Balancing Account.

•
Lower cash due to elimination of approximately $360 million in a regulatory liability that was established in 2018 to record adjustments associated with the delay in the 2018 GRC decision. In May 2019, the CPUC approved the final decision in SCE's 2018 GRC, resulting in 2019 and 2018 overcollections being refunded to customers through BRRBA and PABA, as discussed above.

•
Additional undercollections of $596 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums and service restoration and damage repair costs. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

•	Higher cash due to $115 million of overcollections related to the timing of GHG auction revenue, low carbon fuel standard credit sales, and the related refunds and rebates to eligible customers.

•
Additional cash outflow due to refund of prior year overcollection of recovery of certain employee benefit related costs and reversal of TAMA overcollection as a result of adoption of the 2018 GRC final decision.

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

•
Undercollections of $128 million related to the establishment, in the fourth quarter of 2018, of a WEMA to track wildfire-related costs including insurance premiums in excess of the amounts that will be ultimately approved in the 2018 GRC decision.

Cash flows provided by other noncurrent assets and liabilities were primarily related to an increase of $232 million and $4.7 billion in liabilities for the 2017/2018 Wildfire/Mudslide Events related claims in 2019 and 2018, respectively, partially offset by the Local Public Entity Settlements payment of $360 million reduced by the subsequent insurance recovery of $290 million in 2019, and an increase of $2.0 billion in insurance receivables in 2018. Also includes net earnings from nuclear decommissioning trust investments ($67 million and $41 million in 2019 and 2018, respectively) and SCE's payments of decommissioning costs ($172 million and $140 million in 2019 and 2018, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for 2019, 2018 and 2017. Issuances of debt and preference stock and capital contribution from Edison International Parent are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 14. Equity."

(in millions)	2019	2018	2017
Issuances of first and refunding mortgage bonds, net of (discount) premium and issuance costs	$2,306	$2,692	$1,011
Issuance of term loan	750	—	300
Repayment of term loan	(750)	—	—
Remarketing and issuances of pollution control bonds, net of issuance costs	—	—	134
Long-term debt matured or repurchased	(82)	(639)	(882)
Capital contributions from Edison International Parent	3,250	—	—
Issuances of preference stock, net of issuance costs	—	—	462
Redemptions of preference stock	—	—	(475)
Short-term debt (repayments), net of borrowings and discount	(171)	(520)	469
Payments of common stock dividends to Edison International	(400)	(788)	(573)
Payments of preferred and preference stock dividends	(121)	(121)	(124)
Other	(11)	(8)	(79)
Net cash provided by financing activities	$4,771	$616	$243
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $4.9 billion, $4.5 billion and $3.8 billion for 2019, 2018 and 2017, respectively, primarily related to transmission and generation investments. SCE had a net redemption of nuclear decommissioning trust investments of $106 million and $109 million in 2019 and 2018, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statements of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

(in millions)	2019	2018	2017
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$67	$41	$55
SCE's decommissioning costs	(172)	(140)	(236)
Net cash provided by investing activities: Proceeds from sale of investments	4,389	4,340	5,239
Purchases of investments	(4,283)	(4,231)	(5,042)
Net cash impact	$1	$10	$16
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments.
Funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. The net cash impact reflects timing of decommissioning payments ($172 million and $140 million in 2019 and 2018, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($173 million and $150 million in 2019 and 2018, respectively).

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

(in millions)	2019	2018	2017
Net cash used in operating activities	$(216)	$(14)	$(138)
Net cash provided by (used in) financing activities	132	(534)	764
Net cash provided by (used in) investing activities	—	61	(83)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(84)	$(487)	$543
Net Cash Used in Operating Activities
Net cash used in operating activities increased in 2019 by $202 million from 2018 due to:

•	Outflows of $137 million and $92 million from operating activities in 2019 and 2018, respectively, due to payments and receipts relating to interest and operating costs.

•
An outflow of $79 million in 2019 primarily related to $164 million of intercompany tax-allocation payments offset by $85 million of federal and state income tax refunds. An inflow of $78 million in 2018 primarily related to federal income tax refunds.

Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities were as follows:

(in millions)	2019	2018	2017
Dividends paid to Edison International common shareholders	$(810)	$(788)	$(707)
Dividends received from SCE	400	788	573
Capital contribution to SCE	(3,250)	—	—
Receipt from (payment for) stock-based compensation	12	(10)	(140)
Issuance of common stock	2,391	—	—
Long-term debt issuance, net of discount and issuance costs	1,390	545	788
Long-term debt repayments	—	(15)	(403)
Issuance of term loan	1,000	—	—
Repayments of term loan	(1,000)	—	—
Short-term debt (repayments), net of borrowings and discount	(1)	(1,091)	615
Other	—	37	38
Net cash provided by (used in) financing activities	$132	$(534)	$764
Net Cash Provided by Investing Activities
Net cash provided by investing activities includes a cash inflow of $78 million from the sale of SoCore Energy in 2018 offset by Edison Energy Group's capital expenditures primarily for commercial solar installations in 2018.

Contractual Obligations and Contingencies
Contractual Obligations
As of December 31, 2019, Edison International Parent and Other and SCE's contractual obligations for the years 2020 through 2024 and thereafter are estimated below.

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
SCE:
Long-term debt maturities and interest[1]	$27,185	$745	$2,659	$2,103	$21,678
Power purchase agreements[2]	36,021	2,796	5,506	4,617	23,102
Other operating lease obligations[3]	219	37	54	33	95
Purchase obligations:[4]
Other contractual obligations	452	77	95	91	189
Total SCE[5,6,7]	63,877	3,655	8,314	6,844	45,064
Edison International Parent and Other:
Long-term debt maturities and interest[1]	3,773	508	907	1,050	1,308
Other operating lease obligations	5	1	2	2	—
Total Edison International Parent and Other[5]	3,778	509	909	1,052	1,308
Total Edison International[6,7]	$67,655	$4,164	$9,223	$7,896	$46,372

[1]
For additional details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Amount includes interest payments totaling $11.9 billion and $623 million over applicable period of the debt for SCE and Edison International Parent and Other, respectively.

[2]
Certain power purchase agreements entered into with independent power producers are treated as operating or finance leases. For further discussion, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" and "—Note 13. Leases."

[3]
At December 31, 2019, SCE's other operating lease payments were primarily related to vehicles, office space and other equipment. For further discussion, see "Notes to Consolidated Financial Statements—Note 13. Leases."

[4]
For additional details, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies." At December 31, 2019, other commitments were primarily related to maintaining reliability and expanding SCE's transmission and distribution system and nuclear fuel supply contracts.

[5]
At December 31, 2019, Edison International Parent and Other and SCE had estimated contributions to the pension and PBOP plans. SCE estimated contributions are $48 million, $42 million, $40 million, $41 million and $44 million in 2020, 2021, 2022, 2023 and 2024, respectively, which are excluded from the table above. Edison International Parent and Other estimated contributions are $18 million, $21 million, $19 million, $17 million and $23 million for the same respective periods and are excluded from the table above. These amounts represent estimates that are based on assumptions that are subject to change. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

[6]
At December 31, 2019, Edison International and SCE had a total net liability recorded for uncertain tax positions of $370 million and $282 million, respectively, which is excluded from the table. Edison International and SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the tax authorities.

[7]
The contractual obligations table does not include derivative obligations and asset retirement obligations, which are discussed in "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments" and "—Note 1. Summary of Significant Accounting Policies," respectively.

Contingencies
SCE has contingencies related to wildfire and mudslide events, wildfire insurance, Nuclear Insurance, Spent Nuclear Fuel and the Tehachapi Transmission Project, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
Environmental Remediation
For a discussion of SCE's environmental remediation liabilities, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Environmental Remediation."
Off-Balance Sheet Arrangements
SCE has variable interests in power purchase contracts with variable interest entities and a variable interest in unconsolidated Trust II, Trust III, Trust IV, Trust V and Trust VI that issued $400 million (aggregate liquidation preference) of 5.10%, $275 million (aggregate liquidation preference) of 5.75%, $325 million (aggregate liquidation preference) of 5.375%, $300 million (aggregate liquidation preference) of 5.45% and $475 million (aggregate liquidation preference) of 5.00%, trust securities, respectively, to the public. See "Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."
Environmental Developments
For a discussion of environmental developments, see "Business—Environmental Considerations."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Derivative instruments are used to manage market risks including market risks of SCE's customers. For further discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments" and "—Note 4. Fair Value Measurements."
Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of its financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2019, see "Business—SCE—Overview of Ratemaking Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International:
December 31, 2019	$18,343	$20,137	$19,413	$20,913
December 31, 2018	14,711	14,844	14,188	15,556
SCE:
December 31, 2019	$15,211	$16,892	$16,213	$17,619
December 31, 2018	12,971	13,180	12,556	13,858
Commodity Price Risk
SCE and its customers are exposed to the risk of a change in the market price of natural gas, electric power and transmission congestion. SCE's hedging program is designed to reduce exposure to variability in market prices related to SCE's purchases and sales of electric power and natural gas. SCE expects recovery of its related hedging costs through the ERRA balancing account or CPUC-approved procurement plans, and as a result, exposure to commodity price is not expected to impact earnings but may impact timing of cash flows. As part of this program, SCE enters into energy options, swaps, forward arrangements and congestion revenue rights ("CRRs"). The transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans.

Fair Value of Derivative Instruments
The fair value of derivative instruments is included in the consolidated balance sheets unless subject to an exception under the applicable accounting guidance. Realized gains and losses from derivative instruments are expected to be recovered from or refunded to customers through regulatory mechanisms and, accordingly, changes in the fair value of derivative instruments have no impact on earnings. SCE does not use hedge accounting for these transactions due to this regulatory accounting treatment. For further discussion on fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements."
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net asset of $86 million and $167 million at December 31, 2019 and 2018, respectively.
The following table summarizes the increase or decrease to the fair values of the net asset of derivative instruments included in the consolidated balance sheets, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

	December 31,
(in millions)	2019	2018
Increase in electricity prices by 10%	$25	$23
Decrease in electricity prices by 10%	(25)	(23)
Increase in gas prices by 10%	12	2
Decrease in gas prices by 10%	(12)	(2)
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2019, SCE's power and gas trading counterparty credit risk exposure was $91 million, 98% of which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating.
For more information related to credit risks, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."
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
Effect if Different Assumptions Used.    Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets, plant investments and/or liabilities would have to be written off against current period earnings. At December 31, 2019, the consolidated balance sheets included regulatory assets of $7.1 billion and regulatory liabilities of $9.4 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.
Accounting for Contingencies
Nature of Estimates Required.    Edison International and SCE record loss contingencies when management determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. Gain contingencies are recognized in the financial statements when they are realized.
Key Assumptions and Approach Used.    The determination of an accrual for a loss contingency is based on management judgment and estimates with respect to the likely outcome of the matter, including the analysis of different scenarios. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is a reasonable possibility, Edison International and SCE may consider the following factors, among others: the nature of the litigation, claim or assessment, available information, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. Edison International and SCE provide disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred.
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
Application to Southern California Wildfires
As discussed in "Management Overview," over the past several years, wind-driven wildfires and mudslides impacted portions of SCE's service territory, with wildfires in December 2017 and November 2018 and mudslides in January 2018 causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers.
Any potential liability of SCE for damages related to the 2017/2018 Wildfire/Mudslide Events depends on a number of factors, including whether SCE is determined to have substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. Investigations into the causes of the 2017/2018 Wildfire/Mudslide Events are ongoing and final determinations of liability, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes.
Management judgment was required to assess whether a loss contingency was probable and reasonably estimable. Based on SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events and have accrued charges, before recoveries and taxes, of $232 million and $4.7 billion for the years ended 2019 and 2018, respectively. Edison International and SCE recorded expected recoveries from insurance of $2.0 billion for 2017/2018 Wildfire/Mudslide Events during 2018. Edison International and SCE also recorded expected recoveries through FERC electric rates of $14 million and $135 million for the years ended 2019 and 2018, respectively. The net charges to earnings recorded were $157 million and $1.8 billion after-tax for the years ended 2019 and 2018, respectively.
These charges correspond to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE currently believe that it is reasonably possible that the amount of the actual loss will be greater than the amount accrued. However, Edison International and SCE are currently unable to reasonably estimate an upper end of the range of expected losses given the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the preliminary nature of the litigation processes. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable. Edison International and SCE will seek to offset any actual losses realized with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates.
Recovery of uninsured costs through electric rates is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Through the operation of its FERC Formula Rate and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded regulatory assets of $149 million, the FERC portion of the $4.9 billion charges accrued. The CPUC and FERC may reach different conclusions than SCE's current determination of probable outcomes.
Over the course of the various investigations and litigation processes associated with each of the 2017/2018 Wildfire/Mudslide Events, new facts may emerge as to the cause, extent and magnitude of potential damages. The amount of the expected loss and recorded receivables are subject to change based on new or additional information.
Income Taxes
Nature of Estimates Required.    As part of the process of preparing its consolidated financial statements, Edison International and SCE are required to estimate income taxes for each jurisdiction in which they operate. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Edison International and SCE's consolidated balance sheets, including net operating loss and tax credit carryforwards. Certain estimates and assumptions are required to determine whether deferred tax assets can and will be utilized in future periods.
Edison International and SCE take certain tax positions they believe are in accordance with the applicable tax laws. However, these tax positions are subject to interpretation by the Internal Revenue Service, state tax authorities and the courts. Edison International and SCE determine uncertain tax positions in accordance with the authoritative guidance.
Key Assumptions and Approach Used.   In determining whether it is more likely than not that all or some portion of net operating loss and tax credit carryforwards can be utilized, management analyzes the trend of U.S. GAAP earnings and then estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies.
Accounting for tax obligations requires management judgment. Edison International and SCE's management use judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained, and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. In assessing uncertain tax positions Edison International and SCE consider, among others, the following factors: the facts and circumstances of the position, regulations, rulings, and case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. Edison International and SCE evaluate uncertain tax positions at the end of each reporting period and make adjustments when warranted based on changes in fact or law.
Effect if Different Assumptions Used.  Should a change in facts or circumstances lead to a change in judgment about the ultimate realizability of a deferred tax asset, Edison International and SCE would record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes.
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
Nuclear Decommissioning – Asset Retirement Obligation
Key Assumptions and Approach Used.    San Onofre Units 1, 2 and 3 decommissioning cost estimates are updated in each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") and when there are material changes to the timing or amount of estimated future cash flows. Palo Verde decommissioning cost estimates are updated by the operating agent, Arizona Public Services, every three years and when there are material changes to the timing or amount of estimated future cash flows. SCE estimates that it will spend approximately $7.1 billion undiscounted through 2079 to decommission its nuclear facilities.
The current ARO estimates for San Onofre and Palo Verde are based on:

•
Decommissioning Costs. The estimated costs for labor, "material, equipment and other," and low-level radioactive waste costs are included in each of the NRC decommissioning stages; license termination, site restoration and spent fuel storage. The liability to decommission SCE's nuclear power facilities is based on a 2017 decommissioning study that was filed as part of the 2018 NDCTP for San Onofre Units 1, 2, and 3, with revisions to the cost estimate in 2018 for San Onofre Units 2 and 3 and a 2016 decommissioning study for Palo Verde, with revisions to the cost estimate in 2017. SCE revised the ARO for San Onofre Units 2 and 3 due to increases in decommissioning cost estimates in 2018, related to the impact of operational uncertainties, and in 2017, related to changes to onboarding the general contractor at San Onofre.

•
Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment and low-level radioactive waste burial costs. SCE's current estimates are based upon SCE's decommissioning cost methodology used for ratemaking purposes. Average escalation rates range from 2.2% to 7.5% (depending on the cost element) annually.

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

•
Spent Fuel Dry Storage Costs. Cost estimates are based on an assumption that the U.S. Department of Energy will begin to take spent fuel from the nuclear industry in 2028 and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2049 and 2078, respectively.

•	Changes in Decommissioning Technology, Regulation and Economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.
See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for further discussion of the plans for decommissioning of San Onofre.
Effect if Different Assumptions Used.   The ARO for decommissioning SCE's nuclear facilities was $2.8 billion as of December 31, 2019, based on the decommissioning studies performed and the subsequent cost estimate updates. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability. The spent fuel transfer operations for San Onofre Units 2 and 3 were suspended on August 3, 2018 due to an incident that occurred when an SCE contractor was loading a spent fuel canister into the ISFSI. The incident did not result in any harm to the public or workers and the canister was subsequently safely loaded into the ISFSI. In May 2019, after an extensive review, the NRC determined that fuel loading can be safely resumed at San Onofre. SCE commenced fuel transfer operations at San Onofre in July 2019. In October 2019, the California Coastal Commission approved SCE's application for the Coastal Development Permit, the principle discretionary permit required to start major decommissioning activities at San Onofre. SCE plans on commencing major decommissioning activities in 2020 in accordance with the terms of the permit, subject to any court rulings in a proceeding brought in December 2019 to challenge the California Coastal Commission's issuance of the permit.
The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO and Regulatory Asset at December 31, 2019
Uniform increase in escalation rate of 1 percentage point	$601
The increase in the ARO liability driven by an increase in the escalation rate would result in a decrease in the regulatory liability for recoveries in excess of ARO liabilities.
Pensions and Postretirement Benefits Other than Pensions
Nature of Estimate Required.    Authoritative accounting guidance requires companies to recognize the overfunded or underfunded status of defined benefit pension and other postretirement plans as assets and liabilities in the balance sheet; the assets and/or liabilities are normally offset through other comprehensive income (loss). In accordance with authoritative guidance for rate-regulated enterprises, regulatory assets and liabilities are recorded instead of charges and credits to other comprehensive income (loss) for its postretirement benefit plans that are recoverable in utility rates. Edison International and SCE have a fiscal year-end measurement date for all of their postretirement plans.
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
As of December 31, 2019, Edison International's and SCE's pension plans had a $4.1 billion and $3.7 billion benefit obligation, respectively, and total 2019 expense for these plans was $70 million and $64 million, respectively. As of December 31, 2019, the benefit obligation for both Edison International's and SCE's PBOP plans were $2.1 billion, and total 2019 expense for Edison International's and SCE's plans were $7 million. Annual contributions made to most of SCE's pension plans are currently recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.
Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2019, this cumulative difference amounted to a regulatory asset of $110 million, meaning that the ratemaking method has recognized less in expense than the accounting method since implementation of authoritative guidance for employers' accounting for pensions in 1987.

Edison International and SCE used the following critical assumptions to determine expense for pension and other postretirement benefit for 2019:

(in millions)	Pension Plans	Postretirement Benefits Other than Pensions
Discount rate[1]	4.19%	4.35%
Expected long-term return on plan assets[2]	6.50%	5.30%
Assumed health care cost trend rates[3]	*	6.75%

*	Not applicable to pension plans.

[1]
The discount rate enables Edison International and SCE to state expected future cash flows at a present value on the measurement date. Edison International and SCE select its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows by matching the timing and amount of expected future benefit payments to the corresponding yields from the Aon- Hewitt AA Only Bond Universe yield curve on the measurement date.

[2]
To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 5.3% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 19.2%, 8.0% and 9.6% for the one-year, five-year and ten-year periods ended December 31, 2019, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 19.0%, 6.8% and 8.8% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.

[3]	The health care cost trend rate gradually declines to 5.0% for 2029 and beyond.
As of December 31, 2019, Edison International and SCE had unrecognized pension costs of $181 million and $104 million, respectively, and unrecognized PBOP gains of $414 million and $416 million, respectively. The unrecognized pension costs and PBOP gains primarily consisted of the cumulative impact of the reduced discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred costs or gains, $87 million of SCE's pension costs and $416 million of SCE's PBOP gains are recorded as regulatory assets and regulatory liabilities, respectively, and are expected to be recovered or refunded over the average expected future service of employees.
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
The following table summarizes the increase or decrease to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(383)	$465	$(343)	$417
Change to accumulated benefit obligation for PBOP	(289)	345	(287)	343
A one percentage point increase in the expected rate of return on pension plan assets would decrease Edison International's and SCE's current year expense by $32 million and $30 million, respectively, and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $21 million.

The following table summarizes the increase or decrease to accumulated benefit obligation and annual aggregate service and interest costs for PBOP if the health care cost trend rate was changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%	Increase in health care cost trend rate by 1%	Decrease in health care cost trend rate by 1%
Change to accumulated benefit obligation for PBOP	$225	$(184)	$224	$(183)
Change to annual aggregate service and interest costs	10	(8)	10	(8)
Contributions to the Wildfire Insurance Fund
Nature of Estimates Required. At December 31, 2019, Edison International and SCE have a $2.8 billion long-term asset and a $323 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during the third quarter of 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2019, a long-term liability of $785 million has been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contribution amounts. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.
Management concluded it would be most appropriate to account for the contributions to the Wildfire Insurance Fund similar to prepaid insurance, ratably allocating the expense to periods based on an estimated period of coverage.
Key Assumptions and Approach Used. The Wildfire Insurance Fund does not have a defined life. Instead, the Wildfire Insurance Fund will terminate when the administrator determines that the fund has been exhausted. Management estimates that the Wildfire Insurance Fund will provide insurance coverage for a period of 10 years. The determination of the correct period in which to record an expense in relation to contributions to the Wildfire Insurance Fund depends, among other factors, on management's assessment of: the future occurrence and magnitude of wildfires; the involvement of SCE, or other electrical corporations, in the ignition of those fires; the probable future outcomes of CPUC cost recovery proceedings for wildfire claims, which may require reimbursement of the fund by electrical corporations; the participation of PG&E in the fund; and the use of the contributions by the administrator of the Wildfire Insurance Fund. Further information regarding these factors may become available due to the actions of the fund administrator, or other entities, which could require management to reassess the period of coverage. In estimating the period of coverage, Edison International and SCE used Monte Carlo simulations based on five years (2014 – 2018) of historical data from wildfires caused by electrical utility equipment to estimate expected loss. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, PG&E and SDG&E against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. These inputs are most affected by the historical data used in estimating expected losses. Using a 12-year period of historical data, with an average annual statewide gross claims of $5.0 billion, compared to $11.7 billion for the five year historical data, would increase the period of coverage to 20 years.
Effect if Different Assumptions Used. Changes in the estimated life of the insurance fund could have a material impact on the expense recognition.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

RISK FACTORS
RISKS RELATING TO EDISON INTERNATIONAL
Edison International's liquidity and ability to pay dividends depends on its ability to borrow funds, access to bank and capital markets, monetization of tax benefits held by Edison International, and SCE's ability to pay dividends and tax allocation payments to Edison International.
Edison International is a holding company and, as such, it has no operations of its own. Edison International's ability to meet its financial obligations, make investments, and to pay dividends on its common stock is primarily dependent on the earnings and cash flows of SCE and SCE's ability to make upstream distributions. If SCE does not make upstream distributions to Edison International and Edison International is unable to access the bank and capital markets on reasonable terms, Edison International may be unable to continue to pay dividends to its shareholders or meet its financial obligations.
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
Edison International business activities are concentrated in the electric utility industry. Its principal subsidiary, SCE, serves customers only in southern and central California. As a result, Edison International's future performance may be affected by events and economic factors unique to California or by regional regulation, legislation or judicial decisions. For example, California courts have applied strict liability to investor-owned utilities in wildfire and other litigation matters. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A.
RISKS RELATING TO SOUTHERN CALIFORNIA EDISON COMPANY
Regulatory and Legislative Risks
SCE's financial results depend upon its ability to recover its costs and to earn a reasonable rate of return on capital investments in a timely manner from its customers through regulated rates.
SCE's ongoing financial results depend on its ability to recover its costs from its customers, including the costs of electricity purchased for its customers, through the rates it charges its customers as approved by the CPUC and FERC. SCE's financial results also depend on its ability to earn a reasonable return on capital, including long-term debt and equity. SCE's ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time lag between when costs are incurred and when those costs are recovered in customers' rates and differences between the forecast or authorized costs embedded in rates (which are set on a prospective basis) and the amount of actual costs incurred. The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may be required to incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, SCE is incurring costs to strengthen its wildfire mitigation and prevention efforts before it is clear whether such costs will be recoverable from customers. Also, to the extent SCE is required to pay uninsured wildfire-related damages, as expected, recovery of such costs may be denied if the CPUC determines that SCE was not prudent. In addition, while SCE supports California's environmental goals, it may be prevented from fully executing on its strategy to support such goals by regulatory delay or lack of approval of cost-recovery for the costs of such strategic actions from the relevant regulatory agencies.
SCE's capital investment plan, increasing procurement of renewable power and energy storage, increasing environmental regulations, leveling demand, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customer rates. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover its costs (including an adequate return on capital) in rates in a timely manner, its financial condition and results of operations could be materially affected. For further information on SCE's rate requests, see "Management Overview—2021 General Rate Case" and "Management Overview—2018 and 2019 FERC Formula Rate" in the MD&A.
SCE is subject to extensive regulation and the risk of adverse regulatory and legislative decisions, delays in regulatory or legislative decisions, and changes in applicable regulations or legislation.
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
SCE must periodically apply for licenses and permits from these various regulatory authorities, including environmental regulatory authorities, and abide by their respective orders. Should SCE be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose fines, penalties or disallowances on SCE, SCE may be prevented from executing its strategy and its business could be materially affected. The process of obtaining licenses and permits from regulatory authorities may be delayed or defeated by opponents and such delay or defeat could have a material effect on SCE's business.
Edison International and SCE continue to pursue regulatory and legal strategies, and anticipate pursuing legislative strategies on the longer term, to address the application of a strict liability standard to wildfire-related property damages without the guaranteed ability to recover resulting costs in electric rates. To the extent the Wildfire Insurance Fund and other provisions of AB 1054 do not effectively mitigate the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, not achieving a more comprehensive solution could have a detrimental effect on SCE's business and financial condition. The effectiveness of AB 1054 to mitigate the wildfire-related risk faced by SCE is conditioned in part on the performance of various entities newly formed under AB 1054 and related legislation to, among other things, administer the Wildfire Insurance Fund, issue safety certifications, oversee and enforce compliance with wildfire safety standards, and develop metrics to reduce risk and measure compliance with risk reduction. In addition, CPUC approval is required to recover the costs SCE is incurring to strengthen its wildfire mitigation and prevention efforts described in its 2019 and 2020 WMPs, including costs being incurred for its GS&RP. See "Management Overview—Southern California Wildfires and Mudslides" and "Management Overview—Wildfire Mitigation and Wildfire Insurance Expenses" in the MD&A.
In addition, existing regulations may be revised or re-interpreted and new laws and regulations may be adopted or become applicable to SCE, or its facilities or operations, in a manner that may have a detrimental effect on SCE's business or result in significant additional costs. In addition, regulations adopted via the public initiative or legislative process may apply to SCE, or its facilities or operations, in a manner that may have a detrimental effect on SCE's business or result in significant additional costs.
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

Operating Risks
Damage claims against SCE for wildfire-related losses may materially affect SCE's financial condition and results of operations.
Prolonged drought conditions and shifting weather patterns in California resulting from climate change as well as increased tree mortality rates have increased the duration of the wildfire season and the risk of severe wildfire events. Severe wildfires and increased urban development in high fire risk areas in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of utility practices and/or the failure of electric and other utility equipment. Catastrophic wildfires can occur in SCE's service territory even if SCE effectively implements its WMPs. California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale generally stated by these courts for applying this theory to investor-owned utilities is that property losses resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in November 2017, the CPUC issued a decision denying an investor-owned utility's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that the investor-owned utility did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. An inability to recover uninsured wildfire-related costs could materially affect SCE's business, financial condition and results of operations. For example, if SCE is found liable for damages related to catastrophic wildfires, including the 2017/2018 Wildfire/Mudslide Events, and is unable to, or believes that it will be unable to, recover those damages through insurance, the Wildfire Insurance Fund (which is only available for fires ignited after July 12, 2019) or electric rates, or access the bank and capital markets on reasonable terms, SCE may not have sufficient cash or equity to pay dividends or may be restricted from declaring such dividends because it does not meet CPUC or California law requirements related to the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the MD&A. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A.
SCE's insurance coverage for wildfires arising from its ordinary operations may not be sufficient.
Edison International has experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could arise in connection with SCE's ordinary operations. Edison International, SCE and its contractors may experience coverage reductions and/or increased wildfire insurance costs in future years. No assurance can be given that losses will not exceed the limits of SCE's or its contractors' insurance coverage. SCE may not be able to recover uninsured losses and increases in the cost of insurance in electric rates. Losses which are not fully insured or cannot be recovered through the Wildfire Insurance Fund or electric rates could materially affect Edison International's and SCE's financial condition and results of operations. For more information on wildfire insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
SCE may not effectively implement its Wildfire Mitigation Plans.
SCE will face a higher likelihood of catastrophic wildfires in its service territory if it cannot effectively implement its WMPs. For example, SCE may not be able to effectively implement its WMPs if it experiences unanticipated difficulties relative to sourcing, engaging, training and retaining contract workers it needs to fulfill its mitigation obligations under the WMPs. In addition, if SCE does not have an approved WMP, SCE will not be issued a safety certification from the CPUC and will consequently not benefit from the presumption of prudency or the AB 1054 Liability Cap.
The CPUC may assess penalties on SCE if it finds that SCE fails to substantially comply with its WMP. In addition, SCE may be subject to regulatory fines and penalties, claims for damages and reputational harm if it places excessive reliance on Public Safety Power Shut-Offs to mitigate wildfire risks.
For more information on AB 1054, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides—Recovery of Wildfire-Related Costs—2019 Wildfire Legislation."

SCE will not benefit from all of the features of AB 1054 if the Wildfire Insurance Fund is exhausted.
Catastrophic wildfires could rapidly exhaust the Wildfire Insurance Fund and SCE will not be reimbursed by the Wildfire Insurance Fund or benefit from the AB 1054 Liability Cap if the fund has been exhausted as a result of damage claims previously incurred by SCE or the other participating utilities.
In addition, because PG&E's participation in, and contributions to, the Wildfire Insurance Fund are subject to it emerging from bankruptcy and meeting certain other conditions prior to June 30, 2020, the Wildfire Insurance Fund may be smaller than is currently anticipated. If PG&E does not participate in the Wildfire Insurance Fund, it will not be entitled to seek reimbursement from the fund.
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
SCE funds decommissioning costs with assets that are currently held in nuclear decommissioning trusts. Based on current decommissioning cost estimates, SCE believes that further contributions to the nuclear decommissioning trusts' assets may be required to pay the costs of decommissioning. If additional contributions to the nuclear decommissioning trust funds become necessary, recovery of any such additional funds through electric rates is subject to the CPUC's review and approval.
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
Even though San Onofre is being decommissioned, the presence of spent nuclear fuel still poses a potential risk of a nuclear incident. Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $13.9 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available of $450 million per site. In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. There is no assurance that the CPUC would allow SCE to recover the required contribution made pursuant to this loss sharing program in the case of one or more nuclear incidents with claims that exceeded $450 million at a nuclear reactor which is participating in the program. If this public liability limit of $13.9 billion is insufficient, federal law contemplates that additional funds may be appropriated by Congress. There can be no assurance of SCE's ability to recover uninsured costs in the event the additional federal appropriations are insufficient. For more information on nuclear insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Nuclear Insurance."
SCE's anticipated new customer service system is subject to implementation and cost-recovery risks that could materially affect SCE's business and financial condition.
SCE is currently testing a new customer service system that it anticipates implementing in 2021. If the customer service system does not function as intended upon implementation, SCE could experience, among other things, delayed or inaccurate customer bills that lead to over- or under- collections and other customer service concerns or degradation. Further, the process of implementing new technologies like the new customer service system represents opportunity for cybersecurity attacks on our information systems, which could lead to sensitive confidential personal and other data being compromised. Customer service degradation or the compromise of sensitive confidential personal and other data could result in violations of applicable privacy and other laws, material financial loss to SCE or to its customers, customer dissatisfaction, loss of confidence in SCE's security measures, and significant litigation and/or regulatory exposure, all of which could materially affect SCE's financial condition and results of operations and materially damage the business reputation of Edison International and SCE.

The expected cost of the new customer service system is significantly higher than SCE had originally projected. If the CPUC determines that any costs incurred by SCE to design, build, test and implement the customer service system were not reasonably or prudently incurred, SCE will not be able to recover such costs through electric rates.
Climate change exacerbated weather-related incidents and other natural disasters could materially affect SCE's financial condition and results of operations.
Weather-related incidents and other natural disasters, including storms, earthquakes and events caused, or exacerbated, by climate change, such as wildfires and mudslides, can disrupt the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver power to SCE's customers. Climate change has caused, and exacerbated, extreme weather events and wildfires in southern California, and wildfires could cause, among other things, public safety issues, property damage and operational issues. Weather-related incidents and other natural disasters can lead to lost revenue and increased expense, including higher maintenance and repair costs, which SCE may not be able to recover from its customers. These incidents can also result in regulatory penalties and disallowances, particularly if SCE encounters difficulties in restoring power to its customers on a timely basis or if fire-related losses are found to be the result of utility practices and/or the failure of electric and other utility equipment. In addition, these occurrences could lead to significant claims for damages, including for loss of life and property damage. For example, the 2017/2018 Wildfire/Mudslide Events resulted in, among other things, loss of life, property damage and loss of service. These occurrences could materially affect SCE's business, financial condition and results of operations, and the inability to restore power to SCE's customers could also materially damage the business reputation of SCE and Edison International. For more information on the impact of the 2017/2018 Wildfire/Mudslide Events on SCE and Edison International, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
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
Injuries and property damage caused by such events can subject SCE to liability that, despite the existence of insurance coverage, can be significant. No assurance can be given that future losses will not exceed the limits of SCE's or its contractors' insurance coverage. The CPUC has increased its focus on public safety with an emphasis on heightened compliance with construction and operating standards and the potential for penalties being imposed on utilities. Additionally, the CPUC has delegated to its staff the authority to issue citations to electric utilities, which can impose fines of up to $100,000 per violation per day (capped at a maximum of $8 million), pursuant to the CPUC's jurisdiction for violations of safety rules found in statutes, regulations, and the CPUC's General Orders. The CPUC also can issue fines greater than $8 million outside of the citation program. Such penalties and liabilities could be significant and materially affect SCE's liquidity and results of operations.
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
SCE's distribution of water and propane gas on Catalina Island involves inherent risks of damage to private property and the environment and injury to employees and the general public.
SCE owns and operates the water distribution system on Catalina Island, California and a propane gas distribution system that serves the City of Avalon on Catalina Island, California. Production, storage, treatment and distribution of water for human use and the transportation, storage, distribution and use of gas can be dangerous, and can cause damage to private property and the environment and injury to employees and the general public if equipment fails or does not perform as anticipated. For example, the risks of operating a water distribution system include the potential for burst pipes and water contamination and the risks of operating gas distribution system include the potential for gas leaks, fire or explosion. In addition, SCE may have to pay fines, penalties and remediation costs if it does not comply with laws and regulations in the operation of the water and gas distribution systems. An inability to recover costs associated with any such damages or injuries or any fines, penalties or remediation costs, from insurance or through rate payers, could materially affect SCE's business, financial condition and results of operations.
Financing Risks
As a capital-intensive company, SCE relies on access to the capital markets. If SCE were unable to access the capital markets or the cost of financing were to substantially increase, its liquidity and operations could be materially affected.
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
Customers and third parties are increasingly deploying DERs, such as solar generation, energy storage, energy efficiency and demand response technologies. California's environmental policy objectives are accelerating the pace and scope of industry change. This change will require modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect DERs. In addition, enabling California's clean energy economy goals will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options and electric vehicle infrastructures. If SCE is unable to effectively adapt to these changes, its business model, its ability to execute on its strategy, and ultimately its financial condition and results of operations could be materially impacted.
Customer-owned generation and load departures to CCAs or Electric Service Providers each reduce the amount of electricity that customers purchase from utilities and have the effect of increasing utility rates unless customer rates are designed to allocate the costs of the distribution grid across all customers that benefit from its use. For example, some customers in California who generate their own power are not currently required to pay all transmission and distribution charges and non-bypassable charges, subject to limitations, which results in increased utility rates for those customers who do not own their generation. If regulations aren't changed such that customers pay their share of transmission and distribution charges and non-bypassable charges or the demand for electricity reduces so significantly that SCE is no longer effectively able to recover such charges from its customers, SCE's business, financial condition and results of operations will be materially impacted.
In addition, the FERC has opened transmission development to competition from independent developers, allowing such developers to compete with incumbent utilities for the construction and operation of transmission facilities.
For more information. See "Business—SCE—Competition."
Cybersecurity and Physical Security Risks
SCE's systems and network infrastructure are targets for physical and cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.
Regulators such as NERC and U.S. Government agencies, including the Departments of Defense, Homeland Security and Energy, have increasingly stressed that threat sources continue to seek to exploit potential vulnerabilities in the U.S. national electric grid and other energy infrastructures, and that such attacks and disruptions, both physical and cyber, are highly sophisticated and dynamic.
SCE's operations require the continuous availability of critical information technology systems, sensitive customer data and network infrastructure and information, all of which are targets for malicious actors. New cyber and physical threats arise as

SCE moves from an analog to a digital electric grid. For example, SCE's grid modernization efforts and the move to a network-connected grid increases the number of "threat surfaces" and potential vulnerabilities that an adversary can target.
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
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Edison International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Edison International and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedules of condensed financial information of parent as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 and of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Contingent Liability - Southern California Wildfires and Mudslides
As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company’s service territory caused substantial damage to both residential and business properties in the Santa Barbara, Ventura, and Los Angeles Counties. Based on information available to management and consideration of the risks associated with litigation, management expects to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events. The Company is named as a defendant in multiple lawsuits filed related to both the wildfires and mudslides. Final determination of liability for the 2017/2018 Wildfire/Mudslide Events, including determinations of whether the Company was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a liability to be accrued under accounting standards. As of December 31, 2019, management has estimated liabilities of $4.5 billion, remaining expected recoveries from insurance of $1.7 billion and expected recoveries through FERC electric rates of $149 million on the consolidated balance sheet related to the 2017/2018 Wildfire/Mudslide Events. The accrued liability corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire Mudslide Events. The process for estimating losses associated with wildfire litigation claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. While the low end of the reasonably estimated range of expected losses for the 2017/2018 Wildfire/Mudslide Events is estimated on an aggregate basis, some of the factors evaluated by management in connection with its fourth quarter 2019 review contributed to a significant increase in certain loss estimates, while others contributed to a significant decrease in certain other loss estimates. The net result of management's fourth quarter 2019 review was an increase in estimated losses of $232 million for total estimated losses of $4.5 billion as of December 31, 2019 for unpaid claims related to the 2017/2018 Wildfire/Mudslide Events. Additional information is expected to become available from multiple external sources, during the course of litigation and settlement discussions, and from the Company's ongoing internal review, including, among other things, information regarding the extent of damages that may be attributable to any fire determined to have been substantially caused by the Company's equipment, information that may be obtained from the equipment in California Department of Forestry and Fire Protection’s possession, and information pertaining to fire progression, suppression activities, damages alleged by plaintiffs and insurance claims made by third parties.
The principal considerations for our determination that performing procedures relating to the 2017/2018 Wildfire/Mudslide Events contingent liability is a critical audit matter are there was significant judgment by management when determining the probability of a loss being incurred and the estimate of the low end of a reasonably estimated range of expected potential loss for these contingencies, including but not limited to assumptions and subjective factors based on currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's conclusion related to these loss contingencies.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of loss contingencies associated with wildfires and mudslides. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, assessing the reasonableness of management’s assessment regarding whether it is reasonably possible or probable and reasonably estimable that a loss has been incurred, evaluating the assumptions and methods used by management in developing the low end of the reasonably estimated range of expected potential losses, including currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases. When assessing the assumptions related to the reasonably estimated range of expected potential losses, the assumptions used were evaluated for reasonableness considering (i) past wildfire litigation history, and (ii) third-party source data.
Recoverability of Regulatory Assets That Are Not Currently Reflected In Rates
As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission ("CPUC") and the Federal Energy Regulatory Commission ("FERC"). Management applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost of the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2019, $868 million recorded in wildfire-related memorandum accounts represent wildfire-related costs that are probable of future recovery from customers.
The principal consideration for our determination that performing procedures relating to the Company's recoverability of regulatory assets that are not currently reflected in rates is a critical audit matter is there was significant judgment by management in determining the costs probable of recovery and reported as an asset on the balance sheet. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s assessment of the recoverability of regulatory assets not currently reflected in rates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's regulatory accounting process, including controls over management’s assessment of the probability of recovering regulatory assets not currently reflected in rates. These procedures also included, among others, obtaining the Company's correspondence with regulators, evaluating management's assessment regarding the probability of recovery of the regulatory assets at the balance sheet date, evaluating the accounting and disclosure implications, and calculating regulatory assets balances based on provisions outlined in the rate orders. This evidence included reference to historical precedence of similar items and accounting treatment utilized by comparable companies under similar regulatory jurisdictions as well as evaluating progress in discussions between management and the regulator.
Wildfire Insurance Fund Coverage Period
As described in Notes 1 and 12 to the consolidated financial statements, the Company accounted for the contributions to the Wildfire Insurance Fund similar to prepaid insurance. No period of coverage was provided in Assembly Bill 1054, therefore expense is being allocated to periods ratably based on an estimated period of coverage. As of December 31, 2019, the Company has a $2.8 billion long-term asset and a $323 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets, for an initial $2.4 billion contribution made during the third quarter of 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. A period of 10 years is being used to amortize the asset. In estimating the period of coverage management used Monte Carlo simulations based on five years (2014 – 2018) of historical data from wildfires assumed to be caused by electrical utility equipment to estimate expected loss. The details of the operation of the Wildfire Insurance Fund and estimates related to claims from the fund, have been applied to the expected loss simulations to estimate the period of coverage of the fund. As disclosed by management, the most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events.
The principal consideration for our determination that performing procedures relating to the wildfire insurance fund coverage period is a critical audit matter is there was significant judgment by management in estimating the period of coverage from the wildfire insurance fund. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's estimated coverage period of the wildfire fund and the significant inputs, including the expected frequency of wildfire events caused by electrical utility equipment and the estimated costs associated with those forecasted events. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's estimate regarding the estimated coverage period of the wildfire insurance fund. These procedures also included, among others, testing management’s process for developing the wildfire insurance fund coverage period estimate; evaluating the appropriateness of the Monte Carlo simulation models; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the significant inputs used by management, including the expected frequency of wildfire events caused by electrical equipment and the estimated costs associated with those forecasted events. Evaluating management's inputs related to the expected frequency of wildfire events and the estimated costs associated with the forecasted events involved evaluating whether the inputs used by management were reasonable considering (i) the historical frequency and severity of wildfire events in the State of California, (ii) the historical costs associated with wildfire events in the State of California, and (iii) the current wildfire risk in the State of California. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s Monte Carlo simulation models.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2020

We have served as the Company's auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern California Edison Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern California Edison Company and its subsidiaries (the "Company") as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2020

We have served as the Company's auditor since 2002.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per share amounts)	2019	2018	2017
Total operating revenue	$12,347	$12,657	$12,320
Purchased power and fuel	4,839	5,406	4,873
Operation and maintenance	3,018	2,797	2,844
Wildfire-related claims, net of insurance recoveries	255	2,669	—
Wildfire insurance fund expense	152	—	—
Depreciation and amortization	1,730	1,871	2,041
Property and other taxes	399	395	377
Impairment and other	184	78	738
Other operating income	(5)	(7)	(9)
Total operating expenses	10,572	13,209	10,864
Operating income (loss)	1,775	(552)	1,456
Interest expense	(841)	(734)	(639)
Other income	193	197	132
Income (loss) from continuing operations before income taxes	1,127	(1,089)	949
Income tax (benefit) expense	(278)	(739)	281
Income (loss) from continuing operations	1,405	(350)	668
Income from discontinued operations, net of tax	—	34	—
Net income (loss)	1,405	(316)	668
Preferred and preference stock dividend requirements of SCE	121	121	124
Other noncontrolling interests	—	(14)	(21)
Net income (loss) attributable to Edison International common shareholders	$1,284	$(423)	$565
Amounts attributable to Edison International common shareholders:
Income (loss) from continuing operations, net of tax	$1,284	$(457)	$565
Income from discontinued operations, net of tax	—	34	—
Net income (loss) attributable to Edison International common shareholders	$1,284	$(423)	$565
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted average shares of common stock outstanding	340	326	326
Continuing operations	$3.78	$(1.40)	$1.73
Discontinued operations	—	0.10	—
Total	$3.78	$(1.30)	$1.73
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted average shares of common stock outstanding, including effect of dilutive securities	341	326	328
Continuing operations	$3.77	$(1.40)	$1.72
Discontinued operations	—	0.10	—
Total	$3.77	$(1.30)	$1.72
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2019	2018	2017
Net income (loss)	$1,405	$(316)	$668
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefits other than pensions:
Net (loss) income arising during period plus amortization of net loss included in net income	(9)	(3)	10
Other	—	(4)	—
Other comprehensive (loss) income, net of tax	(9)	(7)	10
Comprehensive income (loss)	1,396	(323)	678
Less: Comprehensive income attributable to noncontrolling interests	121	107	103
Comprehensive income (loss) attributable to Edison International	$1,275	$(430)	$575

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$68	$144
Receivables, less allowances of $50 and $52 for uncollectible accounts at respective dates	788	730
Accrued unbilled revenue	488	482
Inventory	364	282
Income tax receivables	118	191
Prepaid expenses	214	148
Derivative assets	81	171
Regulatory assets	1,009	1,133
Wildfire Insurance Fund contributions	323	—
Other current assets	107	78
Total current assets	3,560	3,359
Nuclear decommissioning trusts	4,562	4,120
Other investments	64	63
Total investments	4,626	4,183
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,958 and $9,566 at respective dates	44,198	41,269
Nonutility property, plant and equipment, less accumulated depreciation of $86 and $82 at respective dates	87	79
Total property, plant and equipment	44,285	41,348
Regulatory assets	6,088	5,380
Wildfire Insurance Fund contributions	2,767	—
Operating lease right-of-use assets	693	—
Other long-term assets	2,363	2,445
Total long-term assets	11,911	7,825

Total assets	$64,382	$56,715

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2019	2018
LIABILITIES AND EQUITY
Short-term debt	$550	$720
Current portion of long-term debt	479	79
Accounts payable	1,752	1,511
Customer deposits	302	299
Regulatory liabilities	972	1,532
Current portion of operating lease liabilities	80	—
Other current liabilities	1,388	1,254
Total current liabilities	5,523	5,395
Long-term debt	17,864	14,632
Deferred income taxes and credits	5,078	4,576
Pensions and benefits	674	869
Asset retirement obligations	3,029	3,031
Regulatory liabilities	8,385	8,329
Operating lease liabilities	613	—
Wildfire-related claims	4,568	4,669
Other deferred credits and other long-term liabilities	3,152	2,562
Total deferred credits and other liabilities	25,499	24,036
Total liabilities	48,886	44,063
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 361,985,133 and 325,811,206 shares issued and outstanding at respective dates)	4,990	2,545
Accumulated other comprehensive loss	(69)	(50)
Retained earnings	8,382	7,964
Total Edison International's common shareholders' equity	13,303	10,459
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Total equity	15,496	12,652

Total liabilities and equity	$64,382	$56,715

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,405	$(316)	$668
Less: Income from discontinued operations	—	34	—
Income (loss) from continuing operations	1,405	(350)	668
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,803	1,940	2,115
Allowance for equity during construction	(101)	(104)	(87)
Impairment and other	184	78	738
Deferred income taxes	(284)	(527)	498
Wildfire Insurance Fund amortization expense	152	—	—
Other	29	35	34
Nuclear decommissioning trusts	(106)	(109)	(197)
Contributions to Wildfire Insurance Fund	(2,457)	—	—
Changes in operating assets and liabilities:
Receivables	(76)	(39)	6
Inventory	(83)	(49)	(12)
Accounts payable	288	(31)	50
Tax receivables and payables	88	32	(250)
Other current assets and liabilities	(13)	(79)	7
Regulatory assets and liabilities, net	(1,278)	(92)	4
Wildfire-related insurance receivable	285	(2,000)	—
Wildfire-related claims	(101)	4,669	—
Other noncurrent assets and liabilities	(42)	(197)	23
Net cash (used in) provided by operating activities	(307)	3,177	3,597
Cash flows from financing activities:
Long-term debt issued or remarketed, net of premium, discount and issuance costs of $4, $63 and $2 for the respective years	3,696	3,237	2,233
Long-term debt repaid	(82)	(654)	(1,285)
Term loan issued	1,750	—	—
Term loan repaid	(1,750)	—	—
Common stock issued	2,391	—	—
Preference stock issued, net	—	—	462
Preference stock redeemed	—	—	(475)
Short-term debt financing, net	(172)	(1,611)	1,084
Payments for stock-based compensation	(64)	(46)	(393)
Receipts from stock option exercises	58	26	215
Dividends and distribution to noncontrolling interests	(121)	(121)	(125)
Dividends paid	(810)	(788)	(707)
Other	7	39	(2)
Net cash provided by financing activities	4,903	82	1,007
Cash flows from investing activities:
Capital expenditures	(4,877)	(4,509)	(3,844)
Proceeds from sale of nuclear decommissioning trust investments	4,389	4,340	5,239
Purchases of nuclear decommissioning trust investments	(4,283)	(4,231)	(5,042)
Proceeds from sale of SoCore Energy, net of cash acquired by buyer	—	78	—
Other	93	83	61
Net cash used in investing activities	(4,678)	(4,239)	(3,586)
Net (decrease) increase in cash, cash equivalents and restricted cash	(82)	(980)	1,018
Cash, cash equivalents and restricted cash at beginning of year	152	1,132	114
Cash, cash equivalents and restricted cash at end of year	$70	$152	$1,132

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity						Edison International

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2016	$2,505	$(53)	$9,544	$11,996	$—	$2,191	$14,187
Net income (loss)	—	—	565	565	(18)	124	671
Other comprehensive income	—	10	—	10	—	—	10
Contribution from tax equity investor	—	—	—	—	20	—	20
Common stock dividends declared ($2.2325 per share)	—	—	(727)	(727)	—	—	(727)
Dividends to noncontrolling interests ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(124)	(124)
Stock-based compensation	—	—	(179)	(179)	—	—	(179)
Noncash stock-based compensation	21	—	—	21	—	—	21
Issuance of preference stock	—	—	—	—	—	462	462
Redemption of preference stock	—	—	(15)	(15)	—	(460)	(475)
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866
Net (loss) income	—	—	(423)	(423)	(11)	121	(313)
Other comprehensive loss	—	(2)	—	(2)	—	—	(2)
Cumulative effect of accounting changes	—	(5)	10	5	—	—	5
Contribution from tax equity investor	—	—	—	—	24	—	24
Common stock dividends declared ($2.4275 per share)	—	—	(791)	(791)	—	—	(791)
Dividends to noncontrolling interests ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	(20)	(20)	—	—	(20)
Noncash stock-based compensation	19	—	—	19	—	—	19
Deconsolidation of SoCore Energy	—	—	—	—	(15)	—	(15)
Balance at December 31, 2018	$2,545	$(50)	$7,964	$10,459	$—	$2,193	$12,652
Net income	—	—	1,284	1,284	—	121	1,405
Other comprehensive loss	—	(9)	—	(9)	—	—	(9)
Cumulative effect of accounting change (Note 1)	—	(10)	10	—	—	—	—
Common stock issued, net of issuance cost (Note 14)	2,421	—	—	2,421	—	—	2,421
Common stock dividends declared ($2.4750 per share)	—	—	(849)	(849)	—	—	(849)
Dividends to noncontrolling interests ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	(27)	(27)	—	—	(27)
Noncash stock-based compensation	24	—	—	24	—	—	24
Balance at December 31, 2019	$4,990	$(69)	$8,382	$13,303	$—	$2,193	$15,496

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2019	2018	2017
Operating revenue	$12,306	$12,611	$12,254
Purchased power and fuel	4,839	5,406	4,873
Operation and maintenance	2,936	2,702	2,722
Wildfire-related claims, net of insurance recoveries	255	2,669	—
Wildfire insurance fund expense	152	—	—
Depreciation and amortization	1,728	1,867	2,032
Property and other taxes	396	392	372
Impairment and other	159	(12)	716
Other operating income	(4)	(7)	(8)
Total operating expenses	10,461	13,017	10,707
Operating income (loss)	1,845	(406)	1,547
Interest expense	(739)	(673)	(589)
Other income	195	194	148
Income (loss) before taxes	1,301	(885)	1,106
Income tax benefit	(229)	(696)	(30)
Net income (loss)	1,530	(189)	1,136
Less: Preferred and preference stock dividend requirements	121	121	124
Net income (loss) available for common stock	$1,409	$(310)	$1,012

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2019	2018	2017
Net income (loss)	$1,530	$(189)	$1,136
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefits other than pensions:
Net (loss) income arising during period plus amortization of net loss included in net income	(11)	1	1
Other	—	(5)	—
Other comprehensive (loss) income, net of tax	(11)	(4)	1
Comprehensive income (loss)	$1,519	$(193)	$1,137

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2019	2018
ASSETS
Cash and cash equivalents	$24	$21
Receivables, less allowances of $49 and $51 for uncollectible accounts at respective dates	777	711
Accrued unbilled revenue	488	482
Inventory	364	282
Income tax receivables	148	312
Prepaid expenses	213	144
Derivative assets	81	171
Regulatory assets	1,009	1,133
Wildfire Insurance Fund contributions	323	—
Other current assets	103	69
Total current assets	3,530	3,325
Nuclear decommissioning trusts	4,562	4,120
Other investments	46	45
Total investments	4,608	4,165
Utility property, plant and equipment, less accumulated depreciation and amortization of $9,958 and $9,566 at respective dates	44,198	41,269
Nonutility property, plant and equipment, less accumulated depreciation of $80 and $77 at respective dates	83	75
Total property, plant and equipment	44,281	41,344
Regulatory assets	6,088	5,380
Wildfire Insurance Fund contributions	2,767	—
Operating lease right-of-use assets	689	—
Long-term insurance receivables due from affiliate	803	1,000
Other long-term assets	1,507	1,360
Total long-term assets	11,854	7,740

Total assets	$64,273	$56,574

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2019	2018
LIABILITIES AND EQUITY
Short-term debt	$550	$720
Current portion of long-term debt	79	79
Accounts payable	1,779	1,519
Customer deposits	302	299
Regulatory liabilities	972	1,532
Current portion of operating lease liabilities	79	—
Other current liabilities	1,298	997
Total current liabilities	5,059	5,146
Long-term debt	15,132	12,892
Deferred income taxes and credits	6,451	5,898
Pensions and benefits	237	433
Asset retirement obligations	3,029	3,031
Regulatory liabilities	8,385	8,329
Operating lease liabilities	610	—
Wildfire-related claims	4,568	4,669
Other deferred credits and other long-term liabilities	2,975	2,391
Total deferred credits and other liabilities	26,255	24,751
Total liabilities	46,446	42,789
Commitments and contingencies (Note 12)
Preferred and preference stock	2,245	2,245
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	3,939	680
Accumulated other comprehensive loss	(39)	(23)
Retained earnings	9,514	8,715
Total equity	17,827	13,785

Total liabilities and equity	$64,273	$56,574

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,530	$(189)	$1,136
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,798	1,931	2,101
Allowance for equity during construction	(101)	(104)	(87)
Impairment and other	159	(12)	716
Deferred income taxes	(243)	(552)	304
Wildfire Insurance Fund amortization expense	152	—	—
Other	17	28	24
Nuclear decommissioning trusts	(106)	(109)	(197)
Contributions to Wildfire Insurance Fund	(2,457)	—	—
Changes in operating assets and liabilities:
Receivables	(89)	(45)	5
Inventory	(83)	(50)	(11)
Accounts payable	307	(43)	50
Tax receivables and payables	178	(84)	(234)
Other current assets and liabilities	(15)	(91)	42
Regulatory assets and liabilities, net	(1,278)	(92)	4
Wildfire-related insurance receivable	285	(2,000)	—
Wildfire-related claims	(101)	4,669	—
Other noncurrent assets and liabilities	(44)	(66)	(118)
Net cash (used in) provided by operating activities	(91)	3,191	3,735
Cash flows from financing activities:
Long-term debt issued or remarketed, net of premium, discount and issuance costs of $6, $(58) and $10 for the respective years	2,306	2,692	1,445
Long-term debt repaid	(82)	(639)	(882)
Term loan issued	750	—	—
Term loan repaid	(750)	—	—
Capital contributions from Edison International Parent	3,250	—	—
Preference stock issued, net	—	—	462
Preference stock redeemed	—	—	(475)
Short-term debt financing, net	(171)	(520)	469
Payments for stock-based compensation	(40)	(22)	(86)
Receipts from stock option exercises	22	12	48
Dividends paid	(521)	(909)	(697)
Other	7	2	(41)
Net cash provided by financing activities	4,771	616	243
Cash flows from investing activities:
Capital expenditures	(4,876)	(4,491)	(3,756)
Proceeds from sale of nuclear decommissioning trust investments	4,389	4,340	5,239
Purchases of nuclear decommissioning trust investments	(4,283)	(4,231)	(5,042)
Other	92	82	56
Net cash used in investing activities	(4,678)	(4,300)	(3,503)
Net increase (decrease) in cash, cash equivalents and restricted cash	2	(493)	475
Cash, cash equivalents and restricted cash at beginning of year	22	515	40
Cash, cash equivalents and restricted cash at end of year	$24	$22	$515

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

(in millions, except per share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2016	$2,245	$2,168	$657	$(20)	$9,433	$14,483
Net income	—	—	—	—	1,136	1,136
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($1.8051 per share)	—	—	—	—	(785)	(785)
Dividends declared on preferred stock ($1.02 - $1.195 per share) and preference stock ($62.50 - $143.75 per share)	—	—	—	—	(124)	(124)
Stock-based compensation	—	—	—	—	(38)	(38)
Noncash stock-based compensation	—	—	12	—	—	12
Issuance of preference stock	475	—	(13)	—	—	462
Redemption of preference stock	(475)	—	15	—	(15)	(475)
Balance at December 31, 2017	$2,245	$2,168	$671	$(19)	$9,607	$14,672
Net loss	—	—	—	—	(189)	(189)
Other comprehensive income	—	—	—	1	—	1
Cumulative effect of accounting change	—	—	—	(5)	5	—
Dividends declared on common stock ($1.3245 per share)	—	—	—	—	(576)	(576)
Dividends declared on preferred stock ($1.02 - $1.195 per share) and preference stock ($62.50 - $143.75 per share)	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	—	—	(11)	(11)
Noncash stock-based compensation	—	—	9	—	—	9
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785
Net income	—	—	—	—	1,530	1,530
Other comprehensive loss	—	—	—	(11)	—	(11)
Cumulative effect of accounting change (Note 1)	—	—	—	(5)	5	—
Capital contribution from Edison International Parent (Note 14)	—	—	3,250	—	—	3,250
Dividends declared on common stock ($1.3797 per share)	—	—	—	—	(600)	(600)
Dividends declared on preferred stock ($1.02 - $1.195 per share) and preference stock ($62.50 - $143.75 per share)	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	(3)	—	(15)	(18)
Noncash stock-based compensation	—	—	12	—	—	12
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827

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
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been conformed to the current year's presentation.
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

Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	December 31,
(in millions)	2019	2018	2019	2018
Money market funds	$31	$116	$—	$1

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	December 31,
(in millions)	2019	2018	2019	2018
Book balances reclassified to accounts payable	$75	$65	$74	$65

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	December 31, 2019	December 31, 2018
Edison International:
Cash and cash equivalents	$68	$144
Short-term restricted cash[1]	2	8
Total cash, cash equivalents, and restricted cash	$70	$152
SCE:
Cash and cash equivalents	$24	$21
Short-term restricted cash[1]	—	1
Total cash, cash equivalents, and restricted cash	$24	$22

[1]	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are provided based upon a variety of factors, including historical amounts written-off, current economic conditions and assessment of customer collectability.
Inventory
SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at weighted average cost.
Emission Allowances and Energy Credits
SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted average cost or market. SCE had GHG allowances held for use of $50 million and $38 million at December 31, 2019 and 2018, respectively. GHG emission obligations were $50 million and $30 million at December 31, 2019 and 2018, respectively, and are classified as "Other current liabilities" on the consolidated balance sheets.

SCE is allocated low carbon fuel standard ("LCFS") credits which it sells to market participants. Proceeds from the sales, net of program costs, are recorded in a balancing account to be refunded to eligible customers. SCE's net proceeds from the sale of these LCFS credits were $184 million and $103 million and are classified as "Regulatory liabilities" on the consolidated balance sheets at December 31, 2019 and 2018, respectively.
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
Estimated useful lives authorized by the CPUC in the 2018 General Rate Case ("GRC") and weighted average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted Average Useful Lives
Generation plant	10 years to 56 years	36 years
Distribution plant	20 years to 65 years	48 years
Transmission plant	45 years to 65 years	54 years
General plant and other	5 years to 60 years	25 years
Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. SCE's depreciation expense was $1.7 billion, $1.7 billion and $1.6 billion for 2019, 2018 and 2017, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 3.6%, 3.7% and 3.8% for 2019, 2018 and 2017, respectively. The original costs of retired property are charged to accumulated depreciation. See Note 2 for further information.
Nuclear fuel for the Palo Verde Nuclear Generating Station ("Palo Verde") is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Palo Verde nuclear fuel is amortized using the units of production method.
Allowance for funds used during construction ("AFUDC") represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $101 million, $104 million and $87 million in 2019, 2018 and 2017, respectively, and is reflected in "Other income." AFUDC debt was $63 million, $44 million and $28 million in 2019, 2018 and 2017, respectively and is reflected as a reduction of "Interest expense."
Major Maintenance
Major maintenance costs for SCE's power plant facilities and equipment are expensed as incurred.
Impairment of Long-Lived Assets
Impairments of long-lived assets are evaluated based on a review of estimated future cash flows expected to be generated whenever events or changes in circumstances indicate that the carrying amount of such investments or assets may not be recoverable. If the carrying amount of a long-lived asset exceeds expected future cash flows, undiscounted and without interest charges, an impairment loss is recognized in the amount of the excess of fair value over the carrying amount. Fair value is determined via market, cost and income-based valuation techniques, as appropriate.
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

Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 (the "Wildfire Insurance Fund" and "AB 1054")
Edison International and SCE accounted for the contributions to the Wildfire Insurance Fund similarly to prepaid insurance. No period of coverage was provided in AB 1054, therefore expense is being allocated to periods ratably based on an estimated period of coverage. At December 31, 2019, Edison International and SCE have a $2.8 billion long-term asset and a $323 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during the third quarter of 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2019, a long-term liability of $785 million has been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contribution amounts. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.
A period of 10 years is being used to amortize the asset. All expenses related to the contributions are being reflected in "Operation and maintenance" in the consolidated statements of income. Changes in the estimated period of coverage provided by the Wildfire Insurance Fund could lead to material changes in future expense recognition. In estimating the period of coverage Edison International and SCE used Monte Carlo simulations based on five years (2014 – 2018) of historical data from wildfires caused by electrical utility equipment to estimate expected losses. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, Pacific Gas & Electric Company ("PG&E") and San Diego Gas & Electric ("SDG&E") against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. Edison International and SCE evaluate all inputs annually, or upon claims being made from the fund for catastrophic wildfires, and the expected life of the insurance fund will be adjusted as required.
Edison International and SCE will assess the Wildfire Insurance Fund contribution assets for impairment in the event that a participating utility's electrical equipment is found to be the substantial cause of a catastrophic wildfire, based on the ability of SCE to benefit from the coverage provided by the Wildfire Insurance Fund in an amount equal to the recorded assets.
Goodwill
Edison International assesses goodwill through an annual goodwill impairment test, at the reporting unit level as of October 1 of each year. Edison International updates its goodwill impairment test between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value. In assessing goodwill for impairment, Edison International may perform a qualitative assessment to determine whether a quantitative assessment is necessary. In performing a qualitative assessment, Edison International assesses, among other things, macroeconomic conditions, industry and market considerations, overall financial performance, cost factors and entity-specific events. If, after assessing these qualitative factors, Edison International determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then Edison International performs the two-step goodwill impairment test ("quantitative assessment").
In October 2019 and 2018, Edison International qualitatively determined that it was more likely than not that the carrying value of the Edison Energy reporting unit exceeded the fair value, therefore, Edison International performed quantitative assessments. The fair value of the Edison Energy reporting unit was estimated using the income approach, which utilizes a discounted cash flow analysis based on the earnings expected to be generated in the future. This determination requires significant assumptions and estimates in forecasting future cash flows and establishing a market discount rate and a terminal value. The most critical assumption affecting the estimate of the Edison Energy reporting unit's fair value was a reduction in forecasted growth. During the fourth quarter of 2019 and 2018, Edison International recorded an impairment of its Edison Energy reporting unit goodwill totaling $25 million ($18 million after-tax) and $19 million ($13 million after-tax), respectively. At December 31, 2019 and 2018, Edison International has $34 million and $59 million of goodwill, all of which is related to its Edison Energy reporting unit. Goodwill constitutes the majority of Edison International's $57 million investment in Edison Energy. During the second quarter of 2017, Edison International recorded an impairment of SoCore Energy's goodwill totaling $17 million ($10 million after-tax). SoCore Energy was sold in April 2018, as discussed above.

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
The following table summarizes the changes in SCE's ARO liability:

	December 31,
(in millions)	2019	2018
Beginning balance	$3,031	$2,892
Accretion[1]	166	169
Revisions	4	110
Liabilities settled	(172)	(140)
Ending balance	$3,029	$3,031

[1]	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.
AROs related to decommissioning of SCE's nuclear power facilities are based on site-specific studies conducted as part of each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") conducted before the CPUC. Revisions of an ARO are established for updated site-specific decommissioning cost estimates.
The ARO for decommissioning SCE's San Onofre Nuclear Generating Station ("San Onofre") and Palo Verde nuclear power facilities is $2.8 billion as of December 31, 2019. The liability to decommission SCE's nuclear power facilities is based on a 2017 decommissioning study that was filed as part of the 2018 NDCTP for San Onofre Units 1, 2, and 3, with revisions to the cost estimate in 2018 for San Onofre Units 2 and 3 and a 2016 decommissioning study for Palo Verde, with revisions to the cost estimate in 2017. SCE revised the ARO for San Onofre Units 2 and 3 due to increases in decommissioning cost estimates in 2018, related to the impact of operational uncertainties, and in 2017, related to changes to onboarding the general contractor at San Onofre.
SCE records an ARO regulatory liability as a result of timing differences between the recognition of costs and the recovery of costs through the ratemaking process. For further information, see Note 11.
Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") was completed in 2005. Major decommissioning work for Unit 1 has been completed except for reactor vessel disposal and certain underground work. Some spent nuclear fuel from Units 2 and 3 also was transferred to the ISFSI between 2007 and 2012. Radiological decommissioning of San Onofre Units 2 and 3 began in June 2013 with SCE filing a certification of permanent cessation of power operations at San Onofre with the Nuclear Regulatory Commission. The transfer of the remaining spent nuclear fuel from Units 2 and 3 to the ISFSI began in 2018. However, the spent fuel transfer operations were suspended on August 3, 2018 due to an incident that occurred when an SCE contractor was loading a spent fuel canister into the ISFSI. The incident did not result in any harm to the public or workers and the canister was subsequently safely loaded into the ISFSI. In May 2019, after an extensive review, the NRC determined that fuel loading can be safely resumed at San Onofre. SCE commenced fuel transfer operations at San Onofre in July 2019. In October 2019, the California Coastal Commission approved SCE's application for the Coastal Development Permit, the principle discretionary permit required to start major decommissioning activities at San Onofre. SCE plans on commencing major decommissioning activities in 2020 in accordance with the terms of the permit, subject to any court rulings in a proceeding brought in December 2019 to challenge the California Coastal Commission's issuance of the permit.
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
SCE has collected in rates amounts for the future decommissioning of its nuclear assets and has placed those amounts in independent trusts. Amounts collected in rates in excess of the ARO liability are classified as regulatory liabilities.
Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $7.1 billion through 2079 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 2.2% to 7.5% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 2.4% to 3.8% dependent on asset class. If the assumed return on trust assets is not earned or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates, subject to a reasonableness review. See Note 10 for further information.
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
Deferred Financing Costs
Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $142 million and $153 million at December 31, 2019 and 2018, respectively, reflected as long-term "Regulatory assets" in the consolidated balance sheets. In addition, Edison International and SCE had debt issuance costs related to issuances of long-term debt of $121 million and $106 million at December 31, 2019, respectively, and $102 million and $93 million at December 31, 2018, respectively, reflected as a reduction of "Long-term debt" on the consolidated balance sheets.
Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE
	Years ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Amortization of deferred financing costs charged to interest expense	$30	$30	$30	$26	$26	$27

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
SCE principally generates revenue through supplying and delivering electricity to its customers. Rates charged to customers are based on tariff rates, approved by the CPUC and FERC. Starting with SCE's 2021 GRC, revenue will be authorized through quadrennial GRC proceedings, which are intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its CPUC-jurisdictional rate base. The CPUC sets an annual revenue requirement for the base year and the remaining three years are set by a methodology established in the GRC proceeding. Revenue was previously authorized by the CPUC in triennial GRC proceedings. As described above, SCE also earns revenue, with no return, to recover costs for power procurement and other activities.

Revenue is authorized by the FERC through a formula rate which is intended to provide SCE a reasonable opportunity to recover transmission capital and operating costs that are prudently incurred, including a return on its FERC-jurisdictional rate base. Under the operation of the formula rate, transmission revenue is updated to actual cost of service annually.
For SCE's electricity sales for both residential and non-residential customers, SCE satisfies the performance obligation of delivering electricity over time as the customers simultaneously receive and consume the delivered electricity.
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
Sales and Use Taxes
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. SCE's franchise fees billed to customers were $122 million, $133 million and $133 million for the years ended December 31, 2019, 2018 and 2017, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
SCE's Alternative Revenue Programs
The CPUC and FERC have authorized additional, alternative revenue programs which adjust billings for the effects of broad external factors or compensate SCE for demand-side management initiatives and provide for incentive awards if SCE achieves certain objectives. These alternative revenue programs allow SCE to recover costs that SCE has been authorized to pass on to customers, including costs to purchase electricity and natural gas, and to fund public purpose, demand response, and customer energy efficiency programs. In general, revenue is recognized for these alternative revenue programs at the time the costs are incurred and, for incentive-based programs, at the time the awards are approved by the CPUC. SCE begins recognizing revenues for these programs when a program has been established by an order from either the CPUC or FERC that allows for automatic adjustment of future rates, the amount of revenue for the period is objectively determinable and probable of recovery and the revenue will be collected within 24 months following the end of the annual period.
Regulatory Proceedings
2018 General Rate Case
In the absence of a 2018 GRC final decision, SCE recognized revenue in 2018 and the first quarter of 2019 based on the 2017 authorized revenue requirement, adjusted for items SCE determined to be probable of occurring, primarily the July 2017 cost of capital decision and the Tax Cuts and Jobs Act ("Tax Reform"). Adjustments were also made to 2017 authorized revenue to reflect changes in authorized tax benefits for certain balancing accounts. See Note 11 for further information.
In May 2019, the CPUC approved a final decision in SCE's 2018 GRC. The final decision authorized a revenue requirement of $5.1 billion for 2018 and identified changes to certain balancing accounts, including the expansion of the TAMA to include the impacts of all differences between forecast and recorded tax expense. The final decision also disallowed certain historical spending, largely related to specific pole replacements the CPUC determined were performed prematurely.
The final decision allows a post-test year rate making mechanism that escalates capital additions by 2.49% for both 2019 and 2020. It also allows operation and maintenance expenses to be escalated for 2019 and 2020 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology set forth in the final decision results in a revenue requirement of $5.5 billion in 2019 and $5.9 billion in 2020.

The revenue requirements in the 2018 GRC final decision are retroactive to January 1, 2018. SCE recorded the prior period impact of the 2018 GRC final decision in 2019 including:

•
An increase to earnings of $131 million from the application of the decision to revenue, depreciation expense and income tax expense. Depreciation expense decreased as a result of lower authorized depreciation rates. An increase in the authorized revenue requirement for income tax expense offsets income tax expense recognized during 2018 and the first quarter of 2019. The reduction of revenue of $265 million reflected $289 million of lower authorized revenue related to 2018 and $24 million of higher authorized revenue in 2019. The reduction in revenue contributed to a refund to customers of $554 million, which SCE recorded as a regulatory liability. SCE expects to refund these amounts to customers through December 2020.

•
An impairment of utility property, plant and equipment of $170 million ($123 million after-tax) related to disallowed historical capital expenditures, primarily the write-off of specific pole replacements the CPUC determined were performed prematurely.

2018 and 2019 FERC Formula Rate
In December 2019, the FERC approved a settlement on SCE's formula rates for the 2018 Formula Rate case that established SCE's FERC transmission revenue requirement for January 1, 2018 through November 11, 2019 (the "FERC 2018 Settlement Period"). Prior to the settlement, SCE had been recognizing revenue during the FERC 2018 Settlement Period based on its expectations of the probable outcome of the 2018 Formula Rate case. Regulatory assets and liabilities were adjusted based on the settlement of the 2018 Formula Rate case, which resulted in an increase in net income of $29 million related to 2018, being recorded in 2019. The 2019 Formula Rate remains subject to hearing and settlement procedures and amounts billed to customers under the 2019 Formula Rate will be subject to refund until the 2019 Formula Rate proceeding is ultimately resolved. Pending resolution of the 2019 Formula Rate case, SCE is recognizing revenue based on the return on equity established in the 2020 Cost of Capital decision of the CPUC.
Power Purchase Agreements
SCE enters into power purchase agreements ("PPAs") in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity ("VIE"). If SCE is the primary beneficiary in the VIE, SCE should consolidate the VIE. None of SCE's PPAs resulted in consolidation of a VIE at December 31, 2019 and 2018. See Note 3 for further discussion of PPAs that are considered variable interests.
A PPA may also contain a lease for accounting purposes. See "Leases" below and Note 12 and Note 13 for further discussion of SCE's PPAs, including agreements that are classified as operating and finance leases for accounting purposes.
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
Realized gains and losses from SCE's derivative instruments are expected to be recovered from or refunded to customers through regulatory mechanisms and, therefore, SCE's fair value changes have no impact on purchased power expense or earnings. SCE does not use hedge accounting for derivative transactions due to regulatory accounting treatment.
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

Leases
A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. An entity controls the use when it has a right to obtain substantially all of the benefits from the use of the identified asset and has the right to direct the use of the asset. SCE determines if an arrangement is a lease at contract inception. For all classes of underlying assets, SCE includes both the lease and non-lease components as a single component and accounts for it as a lease. Lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. SCE calculates and uses the rate implicit in the lease if the information is readily available or if not available, SCE uses its incremental borrowing rate in determining the present value of lease payments. Incremental borrowing rates are comprised of underlying risk-free rates and secured credit spreads relative to first mortgage bonds with like tenors of lease term durations. Lease right-of-use ("ROU") assets are based on the liability, subject to adjustments, such as lease incentives. The ROU assets also include any lease payments made at or before the commencement date. SCE excludes variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. SCE's lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases are included in "Operating lease right-of-use assets," "Current portion of operating lease liabilities" and "Operating lease liabilities" on the consolidated balance sheets. Finance leases are included in "Utility property, plant and equipment," "Other current liabilities" and "Other deferred credits and other long-term liabilities" on the consolidated balance sheets.

SCE enters into power purchase agreements that may contain leases. This occurs when a power purchase agreement designates a specific power plant, SCE obtains substantially all of the economic benefits from the use of the plant and has the right to direct the use of the plant. Leases that commenced before January 1, 2019 were not reassessed as SCE elected the package of practical expedients (see "Accounting Guidance Adopted" below for more information). Prior to January 1, 2019, a power purchase agreement contained a lease when SCE purchased substantially all of the output from a specific plant and did not otherwise meet a fixed price per unit of output exception. SCE also enters into a number of agreements to lease property and equipment in the normal course of business, primarily related to vehicles, office space and other equipment. See Note 13 for further discussion of SCE's contracts that are classified as operating and finance leases.

Edison International Parent and Other's leases primarily relate to Edison Energy Group. The leases for Edison International Parent and Other are immaterial to Edison International.

Stock-Based Compensation
Stock options, performance shares, deferred stock units and restricted stock units have been granted under Edison International's long-term incentive compensation programs. For equity awards that are settled in common stock, Edison International either issues new common stock, or uses a third party to purchase shares from the market and deliver such shares for the settlement of the awards. The performance shares granted during 2017 to 2018 that are earned, have been or will be settled solely in cash. The performance shares granted in 2019 that are earned, will be settled in common stock. Stock options, deferred stock units and restricted stock units are settled in common stock. However, for awards that are otherwise settled entirely in common stock, Edison International substitutes cash awards to the extent necessary to satisfy applicable tax withholding obligations or government levies.
Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period based on estimated fair values. For equity awards paid in common stock, fair value is determined at the grant date. However, with respect to the portion of the performance shares payable in common stock that are subject to market and financial performance conditions defined in the grants, the number of performance shares expected to be earned is subject to revision and updated at each reporting period, with a related adjustment to compensation expense. Awards paid in cash are classified as share-based liability awards and fair value is remeasured at each reporting date with the related compensation cost adjusted. For awards granted to retirement-eligible participants, stock compensation expense is recognized on a prorated basis over the initial year. For awards granted to participants who become eligible for retirement during the requisite service period, stock compensation expense is recognized over the period between the date of grant and the date the participant first becomes eligible for retirement. Edison International and SCE estimate the number of awards that are expected to vest rather than account for forfeitures when they occur. Share-based payments may create a permanent difference between the amount of compensation expense recognized for book and tax purposes. The tax impact of this permanent difference is recognized in earnings in the period it is created. See Note 9 for further information.

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
Prior to January 1, 2020, under SCE's interpretation of CPUC regulations and capital structure decisions, the common equity component of SCE's capital structure was required to remain at or above 48% on a weighted average basis over the 37-month period that SCE's capital structure was in effect for ratemaking purposes and SCE was required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. Effective January 1, 2020, the common equity component of SCE's authorized capital structure was increased from 48% to 52%. Under AB 1054, the impact of SCE's contributions to the Wildfire Insurance Fund are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see Note 12.
On February 28, 2019, SCE submitted an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE requested a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. The CPUC has ruled that while the application is pending resolution, SCE must notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding was 45.2% as of December 31, 2018. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution. For further information, see Note 12. At December 31, 2019, without excluding the $2.0 billion after-tax wildfire-related charges incurred in 2018 and 2019, SCE's 37-month average common equity component of total capitalization was 48.5% and the maximum additional dividend that SCE could pay to Edison International under this limitation was $179 million, resulting in a restriction on net assets of approximately $17.6 billion. If the wildfire-related charges were excluded at December 31, 2019, SCE's 37-month average common equity component of total capitalization would have been 49.6%.
As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 27, 2020, SCE declared a dividend to Edison International of $269 million.
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, its ability to access the capital markets, and generate operating cash flows and earnings. If SCE incurs significant costs related to catastrophic wildfires, including the 2017/2018 Wildfire/Mudslide Events, and is unable to recover such costs through insurance, the Wildfire Insurance Fund (for fires after July 12, 2019), or from customers or access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and its preferred and preference shareholders.

Earnings Per Share
Edison International computes earnings per common share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards, payable in common shares, which earn dividend equivalents on an equal basis with common shares once the awards are vested. See Note 9 and Note 14 for further information.
EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions, except per share amounts)	2019	2018	2017
Basic earnings (loss) per share – continuing operations:
Income (loss) from continuing operations attributable to common shareholders	$1,284	$(457)	$565
Participating securities dividends	—	—	—
Income (loss) from continuing operations available to common shareholders	1,284	(457)	565
Weighted average common shares outstanding	340	326	326
Basic earnings (loss) per share – continuing operations	3.78	(1.40)	1.73
Diluted earnings (loss) per share – continuing operations:
Income (loss) from continuing operations attributable to common shareholders	1,284	(457)	565
Participating securities dividends	—	—	—
Income (loss) from continuing operations available to common shareholders	1,284	(457)	565
Income impact of assumed conversions	—	—	—
Income (loss) from continuing operations available to common shareholders and assumed conversions	1,284	(457)	565
Weighted average common shares outstanding	340	326	326
Incremental shares from assumed conversions[1]	1	—	2
Adjusted weighted average shares – diluted	341	326	328
Diluted earnings (loss) per share – continuing operations	$3.77	$(1.40)	$1.72

[1]	Due to the loss reported for the year ended December 31, 2018, incremental shares were not included as the effect would be antidilutive.
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 4,511,802, 8,852,706 and 1,334,451 shares of common stock for the years ended December 31, 2019, 2018 and 2017, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
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
New Accounting Guidance
Accounting Guidance Adopted
On January 1, 2019, Edison International and SCE adopted accounting standards updates that require lessees to recognize a lease on the balance sheet as a ROU asset and related lease liability and classify the lease as either operating or finance. Edison International and SCE adopted this guidance using the modified retrospective approach for leases that existed as of the adoption date and elected the optional transition method not to restate periods prior to the adoption date. Edison International and SCE also elected the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs, and the practical expedient not to reassess existing land easements. Adoption of this standard increased ROU assets and lease liabilities on the consolidated balance sheets by $956 million and $951 million as of January 1, 2019 for Edison International and SCE, respectively. The standard did not materially impact the consolidated statements of income for Edison International or SCE. See "Leases" above and Note 13 for further information.
In February 2018, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to provide entities an election to reclassify stranded tax effects resulting from Tax Reform from accumulated other comprehensive income to retained earnings. Stranded tax effects originated in December 2017 when deferred taxes were re-measured at the lower federal corporate tax rate with the impact included in operating income, while the tax effects of items within accumulated other comprehensive income were not similarly adjusted. Edison International and SCE adopted this guidance on January 1, 2019 and reclassified stranded tax effects of $10 million and $5 million, respectively, from accumulated other comprehensive loss to retained earnings. See Note 15 for further information.
In August 2018, the FASB issued an accounting standards update to remove, modify, and add certain disclosure requirements related to fair value measurement. Edison International and SCE adopted this guidance effective January 1, 2019. The adoption of this guidance did not have a material impact on Edison International's and SCE's disclosures. See Note 4 for further information.
Accounting Guidance Not Yet Adopted
In June 2016, the FASB issued an accounting standards update to require the use of the current expected credit loss model to measure impairment of financial instruments and the use of an allowance to record estimated credit losses on available-for-sale debt securities. The guidance, as later amended, allows entities to irrevocably elect the fair value option for any financial instrument previously measured on an amortized costs basis. Edison International and SCE do not believe the adoption of the standard will have a material impact on financial position or results of operations. Edison International and SCE will apply a prospective adoption approach to available-for-sale debt securities and a modified retrospective approach to all other financial assets. Edison International and SCE will not elect the fair value option. Edison International and SCE will adopt this guidance effective January 1, 2020.
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
In August 2018, the FASB issued an accounting standards update which aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal use software. The guidance also clarified presentation requirements for reporting implementation costs in the financial statements. Edison International and SCE do not believe the adoption of the standard will have a material impact on financial position or results of operations and will apply this guidance prospectively, effective January 1, 2020.
In August 2018, the FASB issued an accounting standards update to remove, modify, and add certain disclosure requirements related to employer-sponsored defined benefit pension or other postretirement plans. The guidance is effective January 1, 2021 with early adoption permitted. Edison International and SCE are currently evaluating the impact of the guidance and do not expect the adoption of this standard will materially affect disclosures.

Note 2.    Property, Plant and Equipment
SCE's property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2019	2018
Distribution	$26,929	$25,026
Transmission	14,720	13,800
Generation	3,664	3,598
General plant and other	4,583	4,398
Accumulated depreciation	(9,958)	(9,566)
	39,938	37,256
Construction work in progress	4,131	3,883
Nuclear fuel, at amortized cost	129	130
Total utility property, plant and equipment	$44,198	$41,269

Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, primarily ranging from 5 to 7 years and commencing upon operational use. Capitalized software costs, included in general plant and other above, were $1.0 billion and $1.0 billion at December 31, 2019 and 2018, respectively, and accumulated amortization was $0.4 billion and $0.5 billion, at December 31, 2019 and 2018, respectively. Amortization expense for capitalized software was $190 million, $198 million and $233 million in 2019, 2018 and 2017, respectively. At December 31, 2019, amortization expense is estimated to be $191 million, $163 million, $116 million, $76 million and $27 million for 2020 through 2024, respectively.
Jointly Owned Utility Projects
SCE owns undivided interests in transmission and generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income.
The following is SCE's investment in each asset as of December 31, 2019:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Net Book Value	Ownership Interest
Transmission systems:
Eldorado	$257	$94	$35	$—	$316	80%
Pacific Intertie	248	80	72	—	256	50%
Generating station:
Palo Verde (nuclear)	2,065	61	1,586	129	669	16%
Total	$2,570	$235	$1,693	$129	$1,241

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
Variable Interest in VIEs that are not Consolidated
Power Purchase Agreements
SCE has PPAs that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants and contracts with qualifying facilities ("QF") that contain variable pricing provisions based on the price of natural gas. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 12. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,497 megawatts ("MW") and 3,602 MW at December 31, 2019 and 2018, respectively, and the amounts that SCE paid to these projects were $833 million and $762 million for the years ended December 31, 2019 and 2018, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust II, Trust III, Trust IV, Trust V and Trust VI were formed in 2013, 2014, 2015, 2016 and 2017, respectively, for the exclusive purpose of issuing the 5.10%, 5.75%, 5.375%, 5.45% and 5.00% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust II, Trust III, Trust IV, Trust V and Trust VI issued to the public trust securities in the face amounts of $400 million, $275 million, $325 million, $300 million and $475 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series G, Series H, Series J, Series K and Series L Preference Stock issued by SCE in the principal amounts of $400 million, $275 million, $325 million, $300 million and $475 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
The Series G, Series H, Series J, Series K and Series L Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series G, Series H, Series J, Series K or Series L Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (see Note 14 for further information). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.
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
The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of December 31, 2019 and 2018, consisted of investments of $400 million, $275 million, $325 million, $300 million and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million and $475 million of trust securities, respectively, and $10,000 each of common stock.
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
* Not applicable
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2019 and 2018, nonperformance risk was not material for Edison International and SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$19	$83	$(15)	$87
Other	4	14	—	—	18
Nuclear decommissioning trusts:
Stocks[2]	1,765	—	—	—	1,765
Fixed Income[3]	738	2,024	—	—	2,762
Short-term investments, primarily cash equivalents	98	48	—	—	146
Subtotal of nuclear decommissioning trusts[4]	2,601	2,072	—	—	4,673
Total assets	2,605	2,105	83	(15)	4,778
Liabilities at fair value
Derivative contracts	—	11	5	(15)	1
Total liabilities	—	11	5	(15)	1
Net assets	$2,605	$2,094	$78	$—	$4,777

	December 31, 2018
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$32	$141	$—	$173
Other	9	21	—	—	30
Nuclear decommissioning trusts:
Stocks[2]	1,382	—	—	—	1,382
Fixed Income[3]	1,001	1,665	—	—	2,666
Short-term investments, primarily cash equivalents	120	95	—	—	215
Subtotal of nuclear decommissioning trusts[4]	2,503	1,760	—	—	4,263
Total assets	2,512	1,813	141	—	4,466
Liabilities at fair value
Derivative contracts	—	13	—	(7)	6
Total liabilities	—	13	—	(7)	6
Net assets	$2,512	$1,800	$141	$7	$4,460

[1]	Represents the netting of assets and liabilities under master netting agreements and cash collateral.

[2]	Approximately 72% and 71% of SCE's equity investments were located in the United States at December 31, 2019 and 2018, respectively.

[3]
Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $46 million and $67 million at December 31, 2019 and 2018, respectively.

[4]
Excludes net payables of $111 million and $143 million at December 31, 2019 and 2018, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value consisted of money market funds of $31 million and $115 million at December 31, 2019 and 2018, respectively, classified as Level 1.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	December 31,
(in millions)	2019	2018
Fair value of net assets at beginning of period	$141	$101
Total realized/unrealized (losses) gains:
Included in regulatory assets and liabilities[1]	(63)	40
Fair value of net assets at end of period[2]	78	141
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$62	$138

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[2]	There were no material transfers into or out of Level 3 during 2019 and 2018.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range	Weighted Average
	Assets	Liabilities	Valuation Technique	Unobservable Input
Congestion revenue rights
December 31, 2019	$83	$5	Auction prices	CAISO CRR auction clearing prices	$(3.59) - $25.32	$1.97
December 31, 2018	141	—	Auction prices	CAISO CRR auction clearing prices	$(7.41) - $41.52	$1.62

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
Nonrecurring Fair Value Measurements
Edison International assesses goodwill at the reporting unit level. The fair value of the Edison Energy reporting unit is classified as Level 3 and is estimated using the income approach. During the fourth quarter of 2019 and 2018, Edison International evaluated the recoverability of goodwill and recorded impairment charges of Edison Energy's goodwill totaling $25 million ($18 million after-tax) and $19 million ($13 million after-tax), respectively. See Note 1 for further details.
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2019		December 31, 2018
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$18,343	$20,137	$14,711	$14,844
SCE	15,211	16,892	12,971	13,180

[1]	Carrying value is net of debt issuance costs.

[2]	The fair value of Edison International's and SCE's long-term debt is classified as Level 2.

Note 5.    Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2019) of Edison International and SCE:

	December 31,
(in millions)	2019	2018
Edison International Parent and Other:
Debentures and notes:
2020 – 2028 (2.125% to 5.750%)	$3,150	$1,750
Current portion of long-term debt	(400)	—
Unamortized debt discount/premium and issuance costs, net	(18)	(10)
Total Edison International Parent and Other	2,732	1,740
SCE:
First and refunding mortgage bonds:
2021 – 2049 (1.845% to 6.05%)	14,272	12,050
Pollution-control bonds:
2028 – 2035 (1.875% to 5.00%)	752	752
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	306	306
Current portion of long-term debt	(79)	(79)
Unamortized debt discount/premium and issuance costs, net	(119)	(137)
Total SCE	15,132	12,892
Total Edison International	$17,864	$14,632
Edison International and SCE long-term debt maturities over the next five years are as follows:

(in millions)	Edison International	SCE
2020	$479	$79
2021	1,029	1,029
2022	1,064	364
2023	1,300	900
2024	500	—

Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio to be less than or equal to 0.65 to 1. At December 31, 2019, SCE was in compliance with this debt covenant and all other financial covenants that affect access to capital.

Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at December 31, 2019:

(in millions)	Edison International Parent	SCE
Commitment	$1,500	$3,000
Outstanding borrowings (excluding discount)	—	(550)
Outstanding letters of credit	—	(152)
Amount available	$1,500	$2,298

In February 2019, SCE borrowed $750 million under a Term Loan Agreement due in February 2020 ("February 2019 SCE Term Loan"), with a variable interest rate based on the London Interbank Offered Rate plus 70 basis points. The proceeds were used to repay SCE's commercial paper borrowings and for general corporate purposes. As noted below, the February 2019 SCE Term Loan was fully repaid in April 2019.
In April 2019, Edison International Parent borrowed $1.0 billion under a Term Loan Agreement due in April 2020 ("April 2019 Edison International Parent Term Loan"), with a variable interest rate based on the London Interbank Offered Rate plus 90 basis points. Of the proceeds, $750 million was contributed to SCE and SCE used this contribution to repay the February 2019 SCE Term Loan as discussed above. The remainder of the proceeds were used for general corporate and working capital purposes. The April 2019 Edison International Parent Term Loan was fully repaid in December 2019.
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
At December 31, 2019, SCE's commercial paper, net of discount, was $550 million at a weighted average interest rate of 2.24%. At December 31, 2019, letters of credit issued under SCE's credit facility aggregated $152 million and are scheduled to expire in twelve months or less. At December 31, 2018, the outstanding commercial paper, net of discount, was $720 million at a weighted average interest rate of 3.23%.
At December 31, 2019 and December 31, 2018, Edison International Parent had no outstanding commercial paper.
Debt Financing Subsequent to December 31, 2019
In January 2020, SCE issued $100 million of 2.85% first and refunding mortgage bonds due in 2029 and $500 million of 3.65% first and refunding mortgage bonds due in 2050. The proceeds were primarily used to repay SCE's commercial paper borrowings.
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $1 million and $4 million as of December 31, 2019 and 2018, respectively, for which SCE has posted no collateral and $17 million collateral to its counterparties at the respective dates for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2019, SCE would be required to post $2 million of additional collateral of which $1 million is related to outstanding payables.
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

	December 31, 2019
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term	Long-Term[1]	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$94	$8	$102	$14	$2	$16	$86
Gross amounts offset in the consolidated balance sheets	(13)	(2)	(15)	(13)	(2)	(15)	—
Cash collateral posted[2]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$81	$6	$87	$1	$—	$1	$86

[1]	Included in "Other long-term assets" in the consolidated balance sheets.

[2]	At December 31, 2019, SCE posted $24 million of cash collateral that is not offset against derivative liabilities and is reflected in "Other current assets" on the consolidated balance sheets.

	December 31, 2018
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$171	$2	$173	$13	$—	$13	$160
Gross amounts offset in the consolidated balance sheets	—	—	—	—	—	—	—
Cash collateral posted	—	—	—	(7)	—	(7)	7
Net amounts presented in the consolidated balance sheets	$171	$2	$173	$6	$—	$6	$167

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
The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2019	2018	2017
Realized (losses) gains	$(7)	$26	$(14)
Unrealized (losses) gains	(74)	82	106

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE economic hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2019	2018
Electricity options, swaps and forwards	GWh	3,155	2,786
Natural gas options, swaps and forwards	Bcf	43	20
Congestion revenue rights	GWh	48,170	54,453

Note 7.    Revenue

•
Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenues or penalties related to incentive mechanisms, other operating revenue and regulatory charges or disallowances.

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

The following table is a summary of SCE's revenue:

	Years ended December 31,
	2019			2018			2017
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2]	$6,512	$4,655	$11,167	$6,519	$5,611	$12,130	*	*	*
Alternative revenue programs and other operating revenue	166	973	1,139	41	440	481	*	*	*
Total operating revenue	$6,678	$5,628	$12,306	$6,560	$6,051	$12,611	$6,611	$5,643	$12,254
* SCE adopted new accounting guidance as of January 1, 2018. Prior period amounts have not been adjusted under the modified retrospective method.

[1]
In the absence of a 2018 GRC decision, SCE recorded CPUC revenue in 2018 and the first quarter of 2019 based on the 2017 authorized revenue requirements adjusted for the July 2017 cost of capital decision and Tax Reform. SCE recorded the impact of the 2018 GRC final decision in the second quarter of 2019, including a $265 million reduction in revenue. These revenue adjustments are included in "Revenues from contracts with customers." For further information, see Note 1.

[2]	At December 31, 2019 and 2018, SCE's receivables related to contracts from customers were both $1.1 billion, which included accrued unbilled revenue of $488 million and $482 million, respectively.
Note 8.    Income Taxes
Current and Deferred Taxes
The components of income tax (benefit) expense by location of taxing jurisdiction are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Current:
Federal	$—	$(57)	$(221)	$—	$(51)	$(253)
State	6	(155)	4	14	(93)	(81)
	6	(212)	(217)	14	(144)	(334)
Deferred:
Federal	(243)	(386)	570	(206)	(354)	265
State	(41)	(141)	(72)	(37)	(198)	39
	(284)	(527)	498	(243)	(552)	304
Total continuing operations	(278)	(739)	281	(229)	(696)	(30)
Discontinued operations[1]	—	(34)	—	—	—	—
Total	$(278)	$(773)	$281	$(229)	$(696)	$(30)

[1]
In the fourth quarter of 2018, Edison International and SCE recognized tax benefits related to a settlement with the California Franchise Tax Board for tax years 1994 – 2006. See further discussion in Tax Disputes below.

The components of net accumulated deferred income tax liability are:

	Edison International		SCE
	December 31,
(in millions)	2019	2018	2019	2018
Deferred tax assets:
Property	$478	$399	$435	$388
Wildfire-related[1]	847	709	847	709
Nuclear decommissioning trust assets in excess of nuclear ARO liability	449	323	449	323
Loss and credit carryforwards[2]	1,515	1,375	253	154
Regulatory asset	739	798	739	798
Pension and postretirement benefits other than pensions, net	170	171	40	46
Other	408	188	416	184
Sub-total	4,606	3,963	3,179	2,602
Less: valuation allowance[3]	35	36	—	—
Total	4,571	3,927	3,179	2,602
Deferred tax liabilities:
Property	8,244	7,685	8,234	7,685
Regulatory liability	570	367	570	367
Nuclear decommissioning trust assets	449	323	449	323
Other	320	57	310	54
Total	9,583	8,432	9,563	8,429
Accumulated deferred income tax liability, net[4]	$5,012	$4,505	$6,384	$5,827

[1]
Relates to accrued estimated losses for wildfire-related claims, net of expected recoveries from insurance and FERC customers, and contributions to the Wildfire Insurance Fund. For further information, see Note 12 and Note 1.

[2]
As of December 31, 2019, deferred tax assets for net operating loss and tax credit carryforwards are reduced by unrecognized tax benefits of $212 million and $130 million for Edison International and SCE, respectively.

[3]
As of December 31, 2019, Edison International has recorded a valuation allowance of $30 million for non-California state net operating loss carryforwards, and $5 million for California capital losses generated from sale of SoCore Energy in 2018, which are estimated to expire before being utilized.

[4]	Included in "Deferred income taxes and credits" on the consolidated balance sheets.
Net Operating Loss and Tax Credit Carryforwards
The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE
	December 31, 2019
(in millions)	Loss Carryforwards	Credit Carryforwards	Loss Carryforwards	Credit Carryforwards
Expire between 2029 to 2037	$1,024	$482	$229	$30
Expire between 2021 to 2024	29	—	24	—
No expiration date[1]	182	10	100	—
Total	$1,235	$492	$353	$30

[1]	Under the Tax Reform, net operating losses generated after December 31, 2017 can carryforward indefinitely.
Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $212 million related to Capistrano Wind for both 2019 and 2018. Under a tax allocation agreement, Edison International has recorded a corresponding liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind of these tax benefits when realized.
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE
	Years ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Income (loss) from continuing operations before income taxes	$1,127	$(1,089)	$949	$1,301	$(885)	$1,106
Provision for income tax at federal statutory rate of 21% for 2019 and 2018, and 35% for 2017[1]	237	(229)	332	273	(186)	387
Increase in income tax from:
Items presented with related state income tax, net:
State tax, net of federal benefit	(22)	(168)	2	(13)	(155)	8
Property-related	(303)	(275)	(439)	(303)	(275)	(439)
Change related to uncertain tax positions[2]	—	(66)	(18)	—	(71)	(13)
Revised San Onofre Settlement Agreement[3]	—	—	25	—	—	25
Share-based compensation[4]	(4)	(2)	(55)	(3)	(1)	(11)
Deferred tax re-measurement[5]	(88)	—	466	(88)	—	33
2018 GRC Final Decision	(80)	—	—	(80)	—	—
Other	(18)	1	(32)	(15)	(8)	(20)
Total income tax (benefit) expense from continuing operations	$(278)	$(739)	$281	$(229)	$(696)	$(30)
Effective tax rate	(24.7)%	(67.9)%	29.6%	(17.6)%	(78.6)%	(2.7)%
1 Tax Reform reduced the federal corporate income tax rate from 35% to 21%, effective January 1, 2018.
2 In 2018, Edison International and SCE recognized tax benefits related to a settlement with the California Franchise Tax Board for tax years 1994 – 2006. See further discussion in Tax Disputes below.
3 Includes the write-off of an unrecovered tax regulatory asset related to the Revised San Onofre Order Instituting Investigation Settlement Agreement among SCE, SDG&E and various intervening parties, dated January 30, 2018 and modified on August 2, 2018 ("Revised San Onofre Settlement Agreement").

[4]	Includes state taxes of $(11) million for Edison International and $(2) million for SCE for the year ended December 31, 2017.

[5]
In 2017, Edison International and SCE recorded a charge to earnings related to the re-measurement of deferred taxes resulting from Tax Reform. This charge was updated in 2019 to conform to a CPUC resolution which finalized the re-measurement amounts belonging to shareholders and those amounts are charged to earnings.

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
2017 Tax Reform
In December 2017, Tax Reform was signed into law. This comprehensive reform of tax law reduces the federal corporate income tax rate from 35% to 21% and is generally effective beginning January 1, 2018. GAAP requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at December 31, 2017, Edison International and SCE's deferred taxes were re-measured based upon the new tax rate.

While the re-measurement of deferred taxes at Edison International Parent and Other were recorded to earnings, the re-measurement of deferred taxes at SCE was allocated between customers and shareholders. Customer amounts were recorded to regulatory assets and liabilities while shareholder-funded activities were charged to earnings.
In the absence of regulatory guidance at the time, SCE used judgment to interpret prior CPUC decisions when determining which re-measurement amounts belong to customers and shareholders. In February of 2019, the CPUC issued a final resolution holding that customers are only entitled to the re-measurement of deferred taxes that were included when setting rates (i.e. included in rate base) and that all other deferred tax re-measurements belong to shareholders. As a result of the resolution, SCE recorded an income tax benefit of approximately $88 million in the year 2019.
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
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits for continuing and discontinued operations:

	Edison International			SCE
	December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Balance at January 1,	$338	$432	$471	$249	$331	$371
Tax positions taken during the current year:
Increases	46	41	51	47	42	51
Tax positions taken during a prior year:
Increases	6	—	—	6	—	—
Decreases[1]	(20)	(108)	(7)	(20)	(121)	(13)
Settlements with taxing authorities[2]	—	(27)	(83)	—	(3)	(78)
Balance at December 31,	$370	$338	$432	$282	$249	$331

[1]	Decrease in 2018 was related to re-measurement as a result of a settlement with the California Franchise Tax Board for tax years 1994 – 2006.

[2]
In 2018, Edison International reached a settlement with the California Franchise Tax Board for tax years 1994 – 2006. In 2017, Edison International settled all open tax positions with the IRS for taxable years 2007 – 2012.

As of December 31, 2019, if recognized, $192 million of unrecognized tax benefits would impact Edison International's effective tax rate and $104 million of the unrecognized tax benefits would impact SCE's effective tax rate.
Tax Disputes
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2016 – 2018 and 2010 – 2018, respectively. Edison International has settled all open tax positions with the IRS for taxable years prior to 2013.
In the fourth quarter of 2018, Edison International recorded the impacts of a settlement reached with the California Franchise Tax Board for tax years 1994 – 2006 that resulted in a $65 million refund of tax and interest. This refund was received in the second quarter of 2019. Tax years 2007 – 2009 are currently under protest with the California Franchise Tax Board.

Accrued Interest and Penalties
The total amount of accrued interest and penalties related to income tax liabilities for continuing and discontinued operations are:

	Edison International		SCE
	Years ended December 31,
(in millions)	2019	2018	2019	2018
Accrued interest and penalties	$56	$37	$29	$6
The net after-tax interest and penalties recognized in income tax expense (benefit) for continuing and discontinued operations are:

	Edison International			SCE
	December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Net after-tax interest and penalties tax expense (benefit)	$4	$(62)	$6	$3	$(25)	$4
Note 9.    Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The employer contributions were as follows:

	Edison International	SCE
(in millions)	Years ended December 31,
2019	$82	$81
2018	74	74
2017	70	69

Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $54 million and $37 million, respectively, for the year ending December 31, 2020. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
The funded position of Edison International's pension is sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's pension are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, a regulatory asset has been recorded equal to the unfunded status. See Note 11 for further information.

Information on pension plan assets and benefit obligations for continuing and discontinued operations is shown below.

	Edison International		SCE
	Years ended December 31,
(in millions)	2019	2018	2019	2018
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$3,880	$4,179	$3,431	$3,702
Service cost	114	126	110	121
Interest cost	155	141	138	124
Actuarial loss (gain)[1]	240	(280)	199	(273)
Benefits paid	(250)	(286)	(216)	(243)
Projected benefit obligation at end of year	$4,139	$3,880	$3,662	$3,431
Change in plan assets
Fair value of plan assets at beginning of year	$3,321	$3,616	$3,124	$3,390
Actual return on plan assets	611	(86)	576	(86)
Employer contributions	73	77	57	52
Benefits paid	(250)	(286)	(216)	(232)
Fair value of plan assets at end of year	3,755	3,321	3,541	3,124
Funded status at end of year	$(384)	$(559)	$(121)	$(307)
Amounts recognized in the consolidated balance sheets consist of [2]:
Long-term assets	$—	$2	$—	$—
Current liabilities	(19)	(29)	(2)	(5)
Long-term liabilities	(365)	(532)	(119)	(302)
	$(384)	$(559)	$(121)	$(307)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(1)	$(1)	$—	$—
Net loss[2]	95	83	17	17
	94	82	17	17
Amounts recognized as a regulatory asset	87	271	87	271
Total not yet recognized as expense	$181	$353	$104	$288
Accumulated benefit obligation at end of year	$3,968	$3,753	$3,529	$3,342
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	4,139	3,880	3,662	3,431
Accumulated benefit obligation	3,968	3,753	3,529	3,342
Fair value of plan assets	3,755	3,321	3,541	3,124
Weighted average assumptions used to determine obligations at end of year:
Discount rate	3.11%	4.19%	3.11%	4.19%
Rate of compensation increase	4.10%	4.10%	4.10%	4.10%

[1]
For Edison International and SCE, respectively, the 2019 actuarial losses are primarily related to $401 million and $373 million in losses from a decrease in the discount rate (from 4.19% as of December 31, 2018 to 3.11% as of December 31, 2019), partially offset by $157 million and $177 million in gains from other economic assumption changes. The 2018 actuarial gains are primarily related to $277 million and $261 million in gains from an increase in discount rate (from 3.46% as of December 31, 2017 to 4.19% as of December 31, 2018), respectively.

[2]
The SCE liability excludes a long-term payable due to Edison International Parent of $133 million and $117 million at December 31, 2019 and 2018, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent. SCE's accumulated other comprehensive loss of $17 million at December 31, 2019 and 2018, excludes net losses of $37 million and $21 million related to these benefits, respectively.

Net periodic pension expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Service cost	$114	$126	$138	$111	$123	$133
Non-service cost
Interest cost	155	140	164	143	128	149
Expected return on plan assets	(205)	(228)	(212)	(194)	(214)	(199)
Settlement costs	—	—	6	—	—	—
Amortization of prior service cost	2	3	3	2	3	3
Amortization of net loss[1]	7	9	21	5	6	17
Regulatory adjustment (deferred)	(3)	15	(28)	(3)	15	(28)
Total non-service benefit	(44)	(61)	(46)	(47)	(62)	(58)
Total expense recognized	$70	$65	$92	$64	$61	$75

[1]
Includes the amount of net loss reclassified from accumulated other comprehensive loss. The amount reclassified for Edison International was $7 million, $9 million and $10 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amount reclassified for SCE was $5 million, $6 million and $6 million for the years ended December 31, 2019, 2018 and 2017.

Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss for continuing operations:

	Edison International			SCE
	Years ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Net loss	$19	$5	$—	$21	$5	$3
Settlement charges	—	—	(6)	—	—	—
Amortization of net loss	(7)	(9)	(10)	(5)	(6)	(6)
Total recognized in other comprehensive loss	12	(4)	(16)	16	(1)	(3)
Total recognized in expense and other comprehensive loss	$82	$61	$76	$80	$60	$72

In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.
The estimated pension amounts that will be amortized to expense in 2020 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net loss to be amortized[1]	$11	$8
Unrecognized prior service cost to be amortized	2	2

[1]	The amount of net loss expected to be reclassified from accumulated other comprehensive loss for Edison International and SCE is $11 million and $8 million, respectively.

Edison International and SCE used the following weighted average assumptions to determine pension expense for continuing operations:

	Years ended December 31,
	2019	2018	2017
Discount rate	4.19%	3.46%	3.94%
Rate of compensation increase	4.10%	4.10%	4.00%
Expected long-term return on plan assets	6.50%	6.50%	6.50%

The following benefit payments, which reflect expected future service, are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2020	$336	$302
2021	332	295
2022	320	288
2023	309	280
2024	306	272
2025 – 2029	1,383	1,224

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
The expected contributions (substantially all of which are expected to be made by SCE) for PBOP benefits are $11 million for the year ended December 31, 2020. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
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

Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$1,986	$2,337	$1,977	$2,325
Service cost	30	37	30	37
Interest cost	77	80	77	80
Actuarial loss (gain)[1]	70	(382)	70	(379)
Plan participants' contributions	29	28	29	28
Benefits paid	(109)	(114)	(109)	(114)
Benefit obligation at end of year	$2,083	$1,986	$2,074	$1,977
Change in plan assets
Fair value of plan assets at beginning of year	$2,133	$2,330	$2,133	$2,330
Actual return on assets	401	(123)	401	(123)
Employer contributions	11	13	10	12
Plan participants' contributions	29	28	29	28
Benefits paid	(109)	(115)	(109)	(114)
Fair value of plan assets at end of year	2,465	2,133	2,464	2,133
Funded status at end of year	$382	$147	$390	$156
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$393	$159	$402	$168
Current liabilities	(11)	(12)	(12)	(12)
Long-term liabilities	—	—	—	—
	$382	$147	$390	$156
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$2	$1	$—	$—
Amounts recognized as a regulatory liability	(416)	(185)	(416)	(185)
Total not yet recognized as income	$(414)	$(184)	$(416)	$(185)
Weighted average assumptions used to determine obligations at end of year:
Discount rate	3.32%	4.35%	3.32%	4.35%
Assumed health care cost trend rates:
Rate assumed for following year	6.50%	6.75%	6.50%	6.75%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029	2029

1 For Edison International and SCE, respectively, the 2018 actuarial gains are primarily related to $195 million and $194 million in gains from an increase in the discount rate (from 3.70% as of December 31, 2017 to 4.35% as of December 31, 2018) and $137 million and $135 million in experience gains.

Net periodic PBOP expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Service cost	$30	$37	$31	$30	$37	$31
Non-service cost
Interest cost	77	80	86	77	80	85
Expected return on plan assets	(111)	(121)	(110)	(111)	(122)	(110)
Special termination benefits	—	—	1	—	—	1
Amortization of prior service credit	(1)	(1)	(3)	(1)	(1)	(2)
Amortization of net loss	(17)	—	—	(17)	—	—
Regulatory adjustment (deferred)	29	24	—	29	24	—
Total non-service benefit	(23)	(18)	(26)	(23)	(19)	(26)
Total expense	$7	$19	$5	$7	$18	$5

In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates. The estimated PBOP amounts that will be amortized to expense in 2020 for continuing operations are as follows:

(in millions)	Edison International	SCE
Unrecognized net gain to be amortized	$(17)	$(17)
Unrecognized prior service credit to be amortized	(1)	(1)

Edison International and SCE used the following weighted average assumptions to determine PBOP expense for continuing operations:

	Years ended December 31,
	2019	2018	2017
Discount rate	4.35%	3.70%	4.29%
Expected long-term return on plan assets	5.30%	5.30%	5.30%
Assumed health care cost trend rates:
Current year	6.75%	6.75%	7.00%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2022

A one-percentage-point change in assumed health care cost trend rate would have the following effects on continuing operations:

	Edison International		SCE
(in millions)	One-Percentage-Point Increase	One-Percentage-Point Decrease	One-Percentage-Point Increase	One-Percentage-Point Decrease
Effect on accumulated benefit obligation as of December 31, 2019	$225	$(184)	$224	$(183)
Effect on annual aggregate service and interest costs	10	(8)	10	(8)

The following benefit payments (net of plan participants' contributions) are expected to be paid:

	Edison International	SCE
(in millions)	Years ended December 31,
2020	$87	$87
2021	90	89
2022	92	92
2023	94	94
2024	97	96
2025 – 2029	512	509

Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes and may have active and passive investment strategies within asset classes. Target allocations for 2019 pension plan assets were 23% for U.S. equities, 17% for non-U.S. equities, 48% for fixed income and 12% for opportunistic and/or alternative investments. Target allocations for 2019 PBOP plan assets (except for Represented VEBA which is 85% for fixed income, 5% for opportunistic/private equities and 10% for U.S. and non-U.S. equities) are 58% for U.S. and non-U.S. equities, 29% for fixed income and 13% for opportunistic and/or alternative investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.
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
Capital Markets Return Forecasts
SCE's capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, complex models to develop asset class return forecasts and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation and asset class specific risk premiums. For equities, the risk premium is based on an assumed average equity risk premium of 5% over cash. The forecasted return on private equity and opportunistic investments are estimated at a 4% premium above public equity, reflecting a premium for higher volatility and lower liquidity. For fixed income, the risk premium is based on a comprehensive modeling of credit spreads.
Fair Value of Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust ("Master Trust") assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. The fair value of the underlying investments in equity mutual funds are based on stock-exchange prices. The fair value of the underlying investments in fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. No investment is classified as Level 3 as of December 31, 2019 and 2018. Common/collective funds and partnerships are measured at fair value using the net asset value per share ("NAV") and have not been classified in the fair value hierarchy. Other investment entities are valued similarly to common/collective funds and are therefore classified as NAV. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable and classified as NAV and are discussed further at Note 9 to the pension plan master trust investments table below.
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

Pension Plan
The following table sets forth the Master Trust investments for Edison International and SCE that were accounted for at fair value as of December 31, 2019 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$146	$992	$—	$1,138
Corporate stocks[3]	547	7	—	554
Corporate bonds[4]	—	572	—	572
Common/collective funds[5]	—	—	693	693
Partnerships/joint ventures[6]	—	—	471	471
Other investment entities[7]	—	—	130	130
Registered investment companies[8]	133	—	—	133
Interest-bearing cash	7	—	—	7
Other	—	79	—	79
Total	$833	$1,650	$1,294	$3,777
Receivables and payables, net				(22)
Combined net plan assets available for benefits				3,755
SCE's share of net plan assets				$3,541
The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2018 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$110	$937	$—	$1,047
Corporate stocks[3]	473	6	—	479
Corporate bonds[4]	—	582	—	582
Common/collective funds[5]	—	—	426	426
Partnerships/joint ventures[6]	—	—	434	434
Other investment entities[7]	—	—	236	236
Registered investment companies[8]	112	—	2	114
Interest-bearing cash	2	—	—	2
Other	—	73	—	73
Total	$697	$1,598	$1,098	$3,393
Receivables and payables, net				(72)
Combined net plan assets available for benefits				3,321
SCE's share of net plan assets				$3,124

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

[3]
Corporate stocks are diversified. At December 31, 2019 and 2018, respectively, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (40%) and (43%) and Morgan Stanley Capital International (MSCI) index (60%) and (57%).

[4]
Corporate bonds are diversified. At December 31, 2019 and 2018, respectively, this category includes $45 million and $60 million for collateralized mortgage obligations and other asset backed securities.

[5]
At December 31, 2019 and 2018, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's 500 Index (35% and 43%) and Russell 1000 indexes (17% and 14%). In addition, at December 31, 2019 and 2018, respectively, 28% and 21% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index exUS and 12% and 15% of this category are in non-index U.S. equity fund, which is actively managed.

[6]
At December 31, 2019 and 2018, respectively, 51% and 50% are invested in private equity funds with investment strategies that include branded consumer products, clean technology and California geographic focus companies, 17% and 1% are invested in ABS including distressed mortgages and commercial and residential loans, 19% and 16% are invested in publicly traded fixed income securities, and 8% and 30% are invested in a broad range of financial assets in all global markets.

[7]
At both December 31, 2019 and 2018, other investment entities were invested in (1) emerging market equity securities and (2) domestic mortgage backed securities. In addition, other investment entities were also invested in a hedge fund that invests through liquid instruments in a global diversified portfolio of equity, fixed income, interest rate, foreign currency and commodities markets at December 31, 2018.

[8]	Level 1 registered investment companies primarily consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index.
At December 31, 2019 and 2018, respectively, approximately 56% and 61% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Postretirement Benefits Other than Pensions
The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2019 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$386	$63	$—	$449
Corporate stocks[3]	242	2	—	244
Corporate notes and bonds[4]	—	885	—	885
Common/collective funds[5]	—	—	652	652
Partnerships[6]	—	—	68	68
Registered investment companies[7]	66	—	—	66
Interest bearing cash	—	17	—	17
Other[8]	2	101	—	103
Total	$696	$1,068	$720	$2,484
Receivables and payables, net				(19)
Combined net plan assets available for benefits				2,465
SCE's share of net plan assets				$2,464

The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2018 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$322	$49	$—	$371
Corporate stocks[3]	204	—	—	204
Corporate notes and bonds[4]	—	832	—	832
Common/collective funds[5]	—	—	495	495
Partnerships[6]	—	—	89	89
Registered investment companies[7]	38	—	—	38
Interest bearing cash	22	—	—	22
Other[8]	5	99	—	104
Total	$591	$980	$584	$2,155
Receivables and payables, net				(22)
Combined net plan assets available for benefits				$2,133

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

[3]
Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (68% and 67%) and the MSCI All Country World Index (32% and 33%) for 2019 and 2018, respectively.

[4]
Corporate notes and bonds are diversified and include approximately $49 million and $59 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2019 and 2018, respectively.

[5]
At both December 31, 2019 and 2018, 74% of the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Index Investable Market Index and 19% are invested in a non-index U.S. equity fund which is actively managed. The remaining assets in this category are primarily invested in emerging market fund.

[6]
At December 31, 2019 and 2018, respectively, 55% and 48% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. 28% and 17% of the remaining partnerships category are invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks. 15% and 34% are invested in a broad range of financial assets in all global markets.

[7]
At both December 31, 2019 and 2018, registered investment companies were primarily invested in (1) a money market fund, (2) exchange rate trade funds which seek to track performance of MSCI Emerging Market Index, Russell 2000 Index and international small cap equities.

[8]	Other includes $66 million and $58 million of municipal securities at December 31, 2019 and 2018, respectively.
At December 31, 2019 and 2018, respectively, approximately 65% and 64% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Stock-Based Compensation
Edison International maintains a shareholder-approved incentive plan (the "2007 Performance Incentive Plan") that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is approximately 71 million shares. As of December 31, 2019, Edison International had approximately 26 million shares remaining available for new award grants under its stock-based compensation plans.

The following table summarizes total expense and tax benefits associated with stock-based compensation:

	Edison International			SCE
	Years ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Stock-based compensation expense[1]:
Stock options	$13	$11	$14	$7	$6	$8
Performance shares	8	1	2	4	1	2
Restricted stock units	6	7	6	3	4	3
Other	2	2	1	—	—	—
Total stock-based compensation expense	29	21	23	14	11	13
Income tax benefits related to stock compensation expense	$10	$6	$72	$6	$3	$15

[1]	Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.
Stock Options
Under the 2007 Performance Incentive Plan, Edison International has granted stock options at exercise prices equal to the closing price at the grant date. Edison International may grant stock options and other awards related to, or with a value derived from, its common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of four years of continuous service in equal annual increments, except for awards granted to retirement-eligible participants, which vest on an accelerated basis.
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2019	2018	2017
Expected terms (in years)	5.5	5.7	5.7
Risk-free interest rate	1.6% - 2.3%	2.6% - 3.0%	2.1% - 2.3%
Expected dividend yield	3.3% - 4.0%	3.6% - 4.3%	2.7% - 3.8%
Weighted average expected dividend yield	3.9%	3.8%	2.7%
Expected volatility	21.7% - 24.1%	20.9% - 21.9%	17.8% - 20.9%
Weighted average volatility	21.8%	20.9%	17.9%

The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity equals the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2019. The volatility period used was 66 months, 68 months and 68 months at December 31, 2019, 2018 and 2017, respectively.

The following is a summary of the status of Edison International's stock options:

		Weighted Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2018	8,833,610	$59.81
Granted	1,928,314	62.79
Forfeited or expired	(201,643)	67.38
Exercised[1]	(1,281,604)	45.26
Outstanding at December 31, 2019	9,278,677	62.27	6.28
Vested and expected to vest at December 31, 2019	9,151,143	62.27	6.25	$125
Exercisable at December 31, 2019	5,378,183	$60.32	4.91	$84
SCE:
Outstanding at December 31, 2018	5,037,185	$57.84
Granted	1,047,247	62.91
Forfeited or expired	(182,822)	66.83
Exercised[1]	(878,084)	44.67
Affiliate transfers, net	(88,824)	53.14
Outstanding at December 31, 2019	4,934,702	61.01	6.05
Vested and expected to vest at December 31, 2019	4,871,685	60.98	6.01	$73
Exercisable at December 31, 2019	2,945,726	$58.28	4.62	$52

1 Edison International and SCE recognized tax benefits of $7 million and $5 million, respectively, from stock options exercised in 2019.
At December 31, 2019, total unrecognized compensation cost related to stock options and the weighted average period the cost is expected to be recognized are as follows:

	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures (in millions)	$18	$9
Weighted average period (in years)	2.4	2.4

Supplemental Data on Stock Options

	Edison International			SCE
	Years ended December 31,
(in millions, except per award amounts)	2019	2018	2017	2019	2018	2017
Stock options:
Weighted average grant date fair value per option granted	$8.80	$8.21	$10.65	$8.83	$8.22	$10.63
Fair value of options vested	14	14	11	7	7	5
Value of options exercised	27	10	126	19	7	29

Performance Shares
A target number of contingent performance shares were awarded to executives in March 2019, 2018 and 2017 and vest at December 31, 2021, 2020 and 2019, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents).
The fair value of market condition performance shares is determined using a Monte Carlo simulation valuation model for the total shareholder return. The fair value of financial performance condition performance shares is determined (i) at grant as the target number of shares (which Edison International determined to be the probable outcome) valued at the closing price on the grant date of Edison International common stock and (ii) subsequently using Edison International's earnings per share compared to pre-established targets.
The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards		Liability Awards
	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Edison International:
Nonvested at December 31, 2018	—	$—	193,438	$42.81
Granted	124,183		—
Forfeited	(4,340)		(38,439)
Vested[1]	—		(41,813)
Nonvested at December 31, 2019	119,843	$66.03	113,186	$67.30
SCE:
Nonvested at December 31, 2018	—	$—	101,858	$42.96
Granted	67,512		—
Forfeited	(4,340)		(21,641)
Vested[1]	—		(21,035)
Affiliate transfers, net	—		(783)
Nonvested at December 31, 2019	63,172	$66.27	58,399	$67.34

[1]	Relates to performance shares that will be paid in 2020 as performance targets were met at December 31, 2019.
Restricted Stock Units
Restricted stock units were awarded to executives in March 2019, 2018 and 2017 and vest and become payable on January 3, 2022, January 4, 2021 and January 2, 2020, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants, which vest on an accelerated basis.
The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2018	291,786	$68.11	147,826	$68.08
Granted	135,168	62.80	73,937	62.93
Forfeited	(10,456)	65.82	(9,564)	65.53
Vested	(104,816)	67.43	(52,028)	67.15
Affiliate transfers, net	—	—	(186)	—
Nonvested at December 31, 2019	311,682	$66.11	159,985	$66.16

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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Date	Amortized Cost		Fair Value
		December 31,
(in millions)		2019	2018	2019	2018
Stocks	—	N/A	N/A	$1,765	$1,381
Municipal bonds	2057	822	665	970	767
U.S. government and agency securities	2067	996	1,193	1,115	1,288
Corporate bonds	2068	597	573	679	611
Short-term investments and receivables/payables[1]	One-year	32	70	33	73
Total		$2,447	$2,501	$4,562	$4,120

[1]
Short-term investments include $41 million and $71 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by January 2, 2020 and January 2, 2019 as of December 31, 2019 and 2018, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.8 billion and $1.4 billion at December 31, 2019 and 2018, respectively, and other-than-temporary impairments were $160 million and $170 million at the respective periods.
Trust assets are used to pay income taxes. Deferred tax liabilities related to net unrealized gains at December 31, 2019 were $449 million. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.1 billion at December 31, 2019.
The following table summarizes the gains and losses for the trust investments:

	December 31,
(in millions)	2019	2018	2017
Gross realized gains	$87	$134	$244
Gross realized losses	(2)	(27)	(23)
Net unrealized gains (losses) for equity securities	343	(233)	142

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC-authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased power, demand-side management programs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.61% in both 2019 and 2018, respectively. The CPUC authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2019	2018
Current:
Regulatory balancing and memorandum accounts	$798	$814
Power contracts[1]	189	305
Other	22	14
Total current	1,009	1,133
Long-term:
Deferred income taxes, net of liabilities	4,026	3,589
Pension and other postretirement benefits	87	271
Power contracts[1]	434	700
Unamortized investments, net of accumulated amortization[2]	119	118
Unamortized loss on reacquired debt	142	153
Regulatory balancing and memorandum accounts	981	360
Environmental remediation	237	134
Other	62	55
Total long-term	6,088	5,380
Total regulatory assets	$7,097	$6,513

[1]
In 2018, SCE amended the termination date of two power purchase agreements. As a result of this amendment, SCE is required to make early termination payments totaling $206 million by 2021. The unpaid portion of $29 million and $206 million were reflected as a regulatory asset in the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

[2]	Relates to a regulatory asset that earns a rate of return. See below for further information.
In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs at December 31, 2019. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.
SCE's regulatory assets related to power contracts primarily represent derivative contracts that were designated as normal purchases and normal sales contracts. The liabilities for these power contracts are amortized over the remaining contract terms, approximately 2 to 5 years. For further information, see Note 1.
SCE's regulatory assets related to deferred income taxes represent tax benefits passed through to customers. The CPUC requires SCE to flow through certain deferred income tax benefits to customers by reducing electricity rates, thereby deferring recovery of such amounts to future periods. Based on current regulatory ratemaking and income tax laws, SCE expects to recover its regulatory assets related to deferred income taxes over the life of the assets that give rise to the accumulated deferred income taxes, approximately from 1 to 60 years. For further information, see Note 8.

SCE's regulatory assets related to pension and other post-retirement plans represent the unfunded net loss and prior service costs of the plans. This amount is being recovered through rates charged to customers. See "Pension Plans and Postretirement Benefits Other than Pensions" discussion in Note 9.
SCE has long-term unamortized investments which include nuclear assets related to Palo Verde and the beyond the meter program. Nuclear assets related to Palo Verde and the beyond the meter program are expected to be recovered by 2044 and 2027, respectively, and both earned returns of 7.61% in 2019 and 2018.
SCE's net regulatory asset related to its unamortized loss on reacquired debt will be recovered over the original amortization period of the reacquired debt over periods ranging from 10 to 40 years or the life of the new issuance if the debt is refunded or refinanced.
SCE's regulatory assets related to environmental remediation represent a portion of the costs incurred at certain sites that SCE is allowed to recover through customer rates. See "Environmental Remediation" discussed in Note 12.
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2019	2018
Current:
Regulatory balancing and memorandum accounts	$883	$1,080
Energy derivatives	80	158
2018 GRC[1]	—	274
Other	9	20
Total current	972	1,532
Long-term:
Costs of removal	2,674	2,769
Re-measurement of deferred taxes	2,424	2,776
Recoveries in excess of ARO liabilities	1,569	1,130
Regulatory balancing and memorandum accounts	1,261	1,344
Other postretirement benefits	416	185
Other[1]	41	125
Total long-term	8,385	8,329
Total regulatory liabilities	$9,357	$9,861

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
As a result of Tax Reform, SCE's deferred tax assets and liabilities were re-measured at December 31, 2017, resulting in an increase in regulatory liabilities. In February 2019, the CPUC issued a final resolution holding that customers are only entitled to re-measurement of deferred taxes that were included when setting rates (i.e. included in rate base), and that all other deferred tax re-measurements belong to shareholders. As a result of the resolution, SCE recorded an income tax benefit of approximately $88 million in the year 2019. For further information, see Note 8.
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
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2019	2018
Asset (liability)
Energy resource recovery account[1]	$(23)	$815
Portfolio allocation balancing account[1]	537	—
New system generation balancing account[1]	85	(74)
Public purpose programs and energy efficiency programs	(1,235)	(1,200)
Base revenue requirement balancing account	(328)	(628)
Tax accounting memorandum account and pole loading balancing account	17	28
DOE litigation memorandum account	(35)	(69)
Greenhouse gas auction revenue and low carbon fuel standard revenue	(196)	(81)
FERC balancing accounts	(127)	(180)
Wildfire-related memorandum accounts[2]	868	272
Other	72	(133)
Liability	$(365)	$(1,250)

[1]
SCE's cost-recovery mechanism for its fuel and purchased power-related costs is facilitated in three main balancing accounts, the Energy Resource Recovery Account ("ERRA"), the Portfolio Allocation Balancing Account ("PABA") and the New System Generation Balancing Account ("NSGBA"). In May 2019, the CPUC approved a PABA to determine and pro-ratably recover from responsible bundled service and departing load customers the "above-market" costs of all generation resources that are eligible for cost recovery. The ERRA and PABA balancing accounts are subject to a trigger mechanism that allows SCE to request an expeditious rate change if the sum of the ERRA balance and the bundled service customers' pro-rata share of the PABA balance either exceeds 5% of SCE's prior year generation rate revenue or exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the overcollection or undercollection to fall below 4% within 120 days. For 2020, the 4% and 5% trigger amounts are approximately $200 million and $250 million, respectively. SCE will begin recovering the combined ERRA, PABA and NSGBA undercollection from customers in rates beginning in April 2020, which will be fully recovered in April 2021.

[2]
The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Catastrophic Event Memorandum Account ("CEMA") is used to track costs related to restoring service and damage repair, upon declaration of disasters by state or federal authorities. During 2018, the CPUC approved the establishment of the Wildfire Expense Memorandum Account ("WEMA") to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. In March 2019, the CPUC approved a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to the amount in SCE's any other revenue requirement. In June 2019, the CPUC approved a wildfire mitigation plan memorandum account to track costs incurred to implement SCE's Wildfire Mitigation Plan that are not currently reflected in SCE's revenue requirements.

Note 12.    Commitments and Contingencies
Power Purchase Agreements
SCE entered into various agreements to purchase power, electric capacity and other energy products. At December 31, 2019, the undiscounted future expected minimum payments for the SCE PPAs (primarily related to renewable energy contracts), which were approved by the CPUC and met other critical contract provisions (including completion of major milestones for construction), were as follows:

(in millions)	Total
2020	$2,796
2021 [1]	2,777
2022	2,729
2023	2,457
2024	2,160
Thereafter	23,102
Total future commitments[2]	$36,021

[1]	Includes $242 million related to certain lease contracts to be recorded as short-term lease expense in 2021.

[2]
Certain power purchase agreements are treated as operating or finance leases. For further discussion, see Note 13. Includes a lease contract that has not yet commenced with future lease payments of $135 million. The lease is expected to commence during the third quarter of 2020.

Additionally, as of December 31, 2019, SCE has executed contracts (including capacity reduction contracts) that have not met the critical contract provisions that would increase contractual obligations by $25 million in 2020, $106 million in 2021, $102 million in 2022, $102 million in 2023, $69 million in 2024 and $897 million thereafter, if all critical contract provisions are completed.
Costs incurred for PPAs were $3.7 billion in 2019, $3.8 billion in 2018 and $3.6 billion in 2017, which include costs associated with contracts with terms of less than one year.
Other Commitments
The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Other contractual obligations	$77	$48	$47	$46	$45	$189	$452

Costs incurred for other commitments were $110 million in 2019, $124 million in 2018 and $75 million in 2017. Other commitments include fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. Also included are commitments related to maintaining reliability and expanding SCE's transmission and distribution system.
The table above does not include asset retirement obligations, which are discussed in Note 1.
Indemnities
Edison International and SCE have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business.
Edison International and SCE have agreed to provide indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, and indemnities for specified environmental liabilities and income taxes with respect to assets sold or other contractual arrangements. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.

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
Southern California Wildfires and Mudslides
Multiple factors have contributed to increased wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires. SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk.
Over the past several years, wind-driven wildfires impacted portions of SCE's service territory, with wildfires in December 2017 and November 2018 causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. The investigating government agencies, the Ventura County Fire Department ("VCFD") and California Department of Forestry and Fire Protection ("CAL FIRE"), have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by a second fire that originated near Koenigstein Road in the City of Santa Paula (the "Koenigstein Fire"). While the progression of these two fires remains under review, the December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. According to CAL FIRE, the Thomas and Koenigstein Fires, collectively, burned over 280,000 acres, destroyed or damaged an estimated 1,343 structures and resulted in two confirmed fatalities. The largest of the November 2018 fires, known as the "Woolsey Fire", originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to CAL FIRE, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three confirmed fatalities. Two additional fatalities have been associated with the Woolsey Fire.
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
In 2019, several wind-driven wildfires, including the "Saddle Ridge Fire," originated in Southern California (the "2019 Fires"). Based on currently available information and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of possible losses that could be incurred cannot be estimated at this time. Edison International and SCE expect that any losses incurred will be covered by insurance, subject to a self-insured retention and co-insurance, and that the amount of any such loss after insurance recoveries will not be material. After expected insurance recoveries, SCE does not expect any of the 2019 Fires to have a material adverse effect on its financial condition, results of operations or cash flows. At December 31, 2019, SCE recorded self-insured retention expenses totaling $23 million ($17 million after-tax) primarily associated with the 2019 Fires. SCE has not recorded a charge for potential liabilities relating to the Saddle Ridge Fire because, based on currently available information, it has not determined that a loss is probable.
Liability Overview
The extent of liability for wildfire-related damages in actions against utilities depends on a number of factors, including whether the utility substantially caused or contributed to the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. California courts have previously found utilities to be strictly liable for property damage along with associated interest and attorneys' fees, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. If inverse condemnation is held to be inapplicable to SCE in connection with a wildfire, SCE still could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's negligence. If SCE were to be found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, clean-up costs, medical expenses, and personal injury/wrongful death claims.

Additionally, SCE could potentially be subject to fines for alleged violations of CPUC rules and state laws in connection with the ignition of a wildfire.
Final determinations of liability for the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (each a "2017/2018 Wildfire/Mudslide Event," and, collectively, the "2017/2018 Wildfire/Mudslide Events"), including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a liability to be accrued under accounting standards. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events.
As of December 31, 2019, Edison International and SCE have estimated liabilities of $4.5 billion, remaining expected recoveries from insurance of $1.7 billion and expected recoveries through FERC electric rates of $149 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. The accrued liability corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE will seek to offset any actual losses realized with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.
External Investigations and Internal Review
The VCFD and CAL FIRE have jointly issued reports concerning their findings regarding the causes of the Thomas Fire and the Koenigstein Fire. The reports did not address the causes of the Montecito Mudslides. SCE has also received a non-final redacted draft of a report from the VCFD regarding Woolsey Fire (the "Redacted Woolsey Report"). SCE received the Redacted Woolsey Report subject to a protective order in the litigation related to the Woolsey fire and, other than the information disclosed in this Form 10-K, is not authorized to release the report or its contents to the public at this time. Based on a filing made by Ventura County in the Woolsey Fire litigation, SCE anticipates that the VCFD will release the final non-redacted report from the VCFD regarding the Woolsey Fire on or about April 1, 2020. The VCFD and CAL FIRE findings do not determine legal causation of or assign legal liability for the Thomas, Koenigstein or Woolsey Fires; final determinations of legal causation and liability would only be made during lengthy and complex litigation.
The SED is also conducting investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the Thomas, Koenigstein and Woolsey Fires. SCE cannot predict when the SED's investigations will be completed.
Edison International and SCE understand that the California Attorney General's Office has completed its investigation of the Thomas Fire without pursuing criminal charges. Edison International and SCE are aware of an ongoing investigation by the California Attorney General's Office of the Woolsey Fire for the purpose of determining whether any criminal violations have occurred. SCE could be subject to material fines, penalties, or restitution if it is determined that it failed to comply with applicable laws and regulations. SCE is not aware of any basis for felony liability with regards to the Thomas Fire, the Koenigstein Fire or the Woolsey Fire.
SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events is complex and time consuming. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation processes.
Thomas Fire
On March 13, 2019, the VCFD and CAL FIRE jointly issued a report concluding, after ruling out other possible causes, that the Thomas Fire was started by SCE power lines coming into contact during high winds, resulting in molten metal falling to the ground. However, the report does not state that their investigation found molten metal on the ground. At this time, based on available information, SCE has not determined whether its equipment caused the Thomas Fire. Based on publicly available radar data showing a smoke plume in the Anlauf Canyon area emerging in advance of the report's indicated start time, SCE believes that the Thomas Fire started at least 12 minutes prior to any issue involving SCE's system and at least 15 minutes prior to the start time indicated in the report. SCE is continuing to assess the progression of the Thomas Fire and the extent of damages that may be attributable to that fire.

Koenigstein Fire
On March 20, 2019, the VCFD and CAL FIRE jointly issued a report finding that the Koenigstein Fire was caused when an energized SCE electrical wire separated and fell to the ground along with molten metal particles and ignited the dry vegetation below. As previously disclosed, SCE believes that its equipment was associated with the ignition of the Koenigstein Fire. SCE is continuing to assess the progression of the Koenigstein Fire and the extent of damages that may be attributable to that fire.
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
Wildfire-related Litigation
Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties in the case of the Thomas and Koenigstein Fires and the Montecito Mudslides, and in Ventura and Los Angeles Counties in the case of the Woolsey Fire, allege, among other things, negligence, inverse condemnation, trespass, private nuisance, personal injury, wrongful death, and violations of the California Public Utilities and Health and Safety Codes. SCE expects to be the subject of additional lawsuits related to the 2017/2018 Wildfire/Mudslide Events. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.
The Thomas and Koenigstein Fires and Montecito Mudslides lawsuits are being coordinated in the Los Angeles Superior Court. The Woolsey Fire lawsuits have also been coordinated in the Los Angeles Superior Court. On October 4, 2018, the Superior Court denied Edison International's and SCE's challenge to the application of inverse condemnation to SCE with respect to the Thomas and Koenigstein Fires and, on February 26, 2019, the California Supreme Court denied SCE's petition to review the Superior Court's decision. In January 2019, SCE filed a cross-complaint against certain local public entities alleging that failures by these entities, such as failure to adequately plan for flood hazards and build and maintain adequate debris basins, roads, bridges and other channel crossings, among other things, caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides. These cross-claims in the Montecito Mudslides litigation were not released as part of the Local Public Entity Settlements.
Additionally, in September 2018, a derivative lawsuit for breach of fiduciary duties and unjust enrichment was filed in the Los Angeles Superior Court against certain current and former members of the Boards of Directors of Edison International and SCE. Edison International and SCE are identified as nominal defendants in the action. The derivative lawsuit generally alleges that the individual defendants violated their fiduciary duties by causing or allowing SCE to operate in an unsafe manner in violation of relevant regulations, resulting in substantial liability and damage from the Thomas and Koenigstein Fires and the Montecito Mudslides. The lawsuit is currently stayed.
In November 2018, a purported class action lawsuit alleging securities fraud and related claims was filed in federal court against Edison International, SCE and certain current and former officers of Edison International and SCE. The plaintiff alleges that Edison International and SCE made false and/or misleading statements in filings with the Securities and Exchange Commission by failing to disclose that SCE had allegedly failed to maintain its electric transmission and distribution networks in compliance with safety regulations, and that those alleged safety violations led to fires that occurred in 2017 and 2018, including the Thomas Fire and the Woolsey Fire.
In January 2019, two separate derivative lawsuits alleging breach of fiduciary duties, securities fraud, misleading proxy statements, unjust enrichment, and related claims were filed in federal court against certain current and former members of the Boards of Directors and certain current and former officers of Edison International and SCE. Edison International and SCE are named as nominal defendants in those actions. The derivative lawsuits generally allege that the individual defendants breached their fiduciary duties and made misleading statements or allowed misleading statements to be made (i) between March 21, 2014 and August 10, 2015, with respect to certain ex parte communications between SCE and CPUC decision-makers concerning the settlement of the San Onofre Order Instituting Investigation proceeding (the "San Onofre OII") and (ii) from February 23, 2016 to the present, concerning compliance with applicable laws and regulations concerning electric system maintenance and operations related to wildfire risks. The lawsuits generally allege that these breaches of duty and misstatements led to substantial liability and damage resulting from the disclosure of SCE's ex parte communications in connection with the San Onofre OII settlement, and from the 2017/2018 Wildfire/Mudslide Events.
Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates
At December 31, 2019 and December 31, 2018, Edison International's and SCE's balance sheets include accrued liabilities (established at the lower end of the reasonably estimated range of expected losses) of $4.5 billion and $4.7 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events.
The following table presents changes in estimated losses (estimated at the lower end of the reasonably estimated range of expected losses) for the 2017/2018 Wildfire/Mudslide Events since December 31, 2018:

(in millions)
Balance at December 31, 2018	$4,669
Accrued losses	232
Payments	(360)
Balance at December 31, 2019	$4,541
In total, SCE has accrued estimated losses of $4.9 billion and paid $360 million in settlements and recovered $290 million from its insurance carriers through December 31, 2019 in relation to the 2017/2018 Wildfire/Mudslide Events.
For the years-ended December 31, 2019 and 2018, the income statements include charges for the estimated losses (established at the lower end of the reasonably estimated range of expected losses), net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Year ended December 31,
(in millions)	2019	2018
Charge for wildfire-related claims	$232	$4,669
Expected insurance recoveries	—	(2,000)
Expected revenue from FERC customers	(14)	(135)
Total pre-tax charge	218	2,534
Income tax benefit	(61)	(709)
Total after-tax charge	$157	$1,825

In the fourth quarter of 2018, SCE recorded a liability for estimated losses of $4.7 billion related to the 2017/2018 Wildfire/Mudslide Events. In the fourth quarter of 2019, SCE paid $360 million to a number of local public entities to resolve those parties' collective claims arising from the 2017/2018 Wildfire/Mudslide Events (the “Local Public Entity Settlements”). After

the Local Public Entity Settlements, the liability accrued for estimated losses as of December 31, 2019 was reduced by the $360 million paid in the Local Public Entity Settlements.
Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The process for estimating losses associated with wildfire litigation claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. While the low end of the reasonably estimated range of expected losses for the 2017/2018 Wildfire/Mudslide Events is estimated on an aggregate basis, some of the factors evaluated by management in connection with its fourth quarter 2019 review contributed to a significant increase in certain loss estimates, while others contributed to a significant decrease in certain other loss estimates. The net result of management's fourth quarter 2019 review was an increase in estimated losses of $232 million for total estimated losses of $4.5 billion as of December 31, 2019 for unpaid claims related to the 2017/2018 Wildfire Mudslide Events. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of the 2017/2018 Wildfire/Mudslide Events may change further. Such additional information is expected to become available from multiple external sources during the course of litigation and settlement discussions and from SCE's ongoing internal review, including, among other things, information regarding the extent of damages that may be attributable to any fire determined to have been substantially caused by SCE's equipment, information that may be obtained from the equipment in CAL FIRE's possession, and information pertaining to fire progression, suppression activities, damages alleged by plaintiffs and insurance claims made by third parties.
As described above, the accrued liability as of December 31, 2019 corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE currently believe that it is reasonably possible that the amount of the actual loss will be greater than the amount accrued. However, Edison International and SCE are currently unable to reasonably estimate an upper end of the range of expected losses given the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the preliminary nature of the litigation processes.
For events that occurred in 2017 and early 2018, principally the Thomas and Koenigstein Fires and Montecito Mudslides, SCE had $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. For the Woolsey Fire, SCE had an additional $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable. The following table presents changes in expected insurance recoveries associated with the estimated losses for the 2017/2018 Wildfire/Mudslide Events since December 31, 2018:

(in millions)
Balance at December 31, 2018	$2,000
Insurance recoveries[1]	(290)
Balance at December 31, 2019	$1,710

[1]	Additional insurance recoveries of $55 million were received in February 2020.
SCE will seek to recover uninsured costs resulting from the 2017/2018 Wildfire/Mudslide Events through electric rates. The amount of the receivable is subject to change based on additional information. Recovery of these costs is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable. SCE will seek recovery of the CPUC portion of any uninsured wildfire-related costs through its WEMA or its CEMA. In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $6 million in costs incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of the Thomas and Koenigstein Fires. SCE continues to incur costs for reconstructing its system and restoring service to structures that were damaged or destroyed by these two fires and plans to file additional applications with the CPUC to recover such costs. See "Recovery of Wildfire-Related Costs" below.
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded regulatory assets of $149 million within the FERC balancing account, the FERC portion of the estimated losses accrued.
Current Wildfire Insurance Coverage
SCE has approximately $1.2 billion of wildfire-specific insurance coverage for events that may occur during the period June 1, 2019 through June 30, 2020, subject to up to $115 million of co-insurance and $50 million of self-insured retention, which results in net coverage of approximately $1.0 billion. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits.
SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the number of recent and significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. As such, SCE may not be able to obtain sufficient wildfire insurance, at a reasonable cost, in the future.
SCE's wildfire insurance expense in 2019, prior to any regulatory deferrals, totaled approximately $400 million. In February 2019, the CPUC approved recovery of $107 million of the costs incurred by SCE to obtain a 12-month, $300 million wildfire insurance policy in December 2017. As a result of this decision, SCE recovered these insurance premiums during 2019. As of December 31, 2019, SCE had regulatory assets of approximately $341 million related to wildfire insurance costs and believes that such amounts are probable of recovery. While SCE believes that amounts deferred are probable of recovery, there is no assurance that SCE will be allowed to recover costs that have been incurred, or costs incurred in the future for additional wildfire insurance, in electric rates.
SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs in its WEMA. In July 2019, SCE filed a WEMA application with the CPUC to seek recovery of $478 million in wildfire insurance premium costs incurred in excess of premiums approved in the 2018 GRC. The application also seeks recovery of the corresponding financing costs.
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
Edison International and SCE continue to pursue regulatory and legal strategies, and anticipate pursuing legislative strategies in the longer term, to address the application of a strict liability standard to wildfire-related property damages without the guaranteed ability to recover resulting costs in electric rates.

2019 Wildfire Legislation
In July 2019, AB 1054 was signed by the Governor of California and became effective immediately. The summary of the wildfire legislation below is based on SCE's interpretation of AB 1054. A lawsuit challenging the validity of AB 1054 was filed in federal court on July 19, 2019. Edison International and SCE are unable to predict the outcome of this lawsuit.
Wildfire Insurance Fund
AB 1054 provided for the Wildfire Insurance Fund to reimburse utilities for payment of third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the utility's insurance coverage. The Wildfire Insurance Fund was established in September 2019 when both SCE and SDG&E made their initial contributions to the fund. The Wildfire Insurance Fund is available for claims related to wildfires ignited after July 12, 2019 that are determined to have been caused by a utility by the responsible government investigatory agency.
SCE and SDG&E have collectively made their initial contributions totaling approximately $2.7 billion to the Wildfire Insurance Fund. While PG&E has committed to make an initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund upon emergence from bankruptcy, its participation in, and contributions to, the fund are subject to it resolving its bankruptcy proceeding and meeting certain other conditions prior to June 30, 2020. SCE, SDG&E and PG&E are also collectively expected to make aggregate contributions of $3.0 billion to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period, of which SCE and SDG&E have made their initial annual contributions totaling approximately $107 million. If PG&E is unable to participate in the Wildfire Insurance Fund, then SCE and SDG&E are collectively expected to make aggregate contributions of approximately $1.0 billion to the fund, through annual contributions over the 10-year period. In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, $13.5 billion is expected to be collected over a 15-year period from their ratepayers through a dedicated rate component. The amount collected from ratepayers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility ratepayers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund. Based on a decision adopted by the CPUC in October 2019 in the Order Instituting Rulemaking to Consider Authorization of a Non-Bypassable Charge to Support the Wildfire Insurance Fund, PG&E's ratepayers will not be required to contribute to the fund if PG&E does not participate in the Wildfire Insurance Fund. In that case, $7.5 billion will be collected from SCE's and SDG&E's ratepayers through the dedicated rate component to support a contribution to the Wildfire Insurance Fund.
SCE made an initial contribution of approximately $2.4 billion to the Wildfire Insurance Fund in September 2019 and has committed to make ten annual contributions of approximately $95 million per year to the fund, by no later than January 1 of each year. SCE made its first annual contribution to the Wildfire Insurance Fund in December 2019. Edison International supported SCE's initial contribution to the Wildfire Insurance Fund by raising $1.2 billion from the issuance of Edison International equity. SCE raised the remaining $1.2 billion from the issuance of long-term debt. SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund. See Note 1 for information on the accounting impact of SCE's contributions to the Wildfire Insurance Fund.
Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review, and will be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject, in some instances, to the AB 1054 Liability Cap (as defined below). If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination ("AB 1054 Liability Cap"). Based on SCE’s 2020 rate base and assuming the equity portion of SCE's capital structure is 52% (SCE's CPUC authorized capital structure), SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2020 would be capped at approximately $3.0 billion.
SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund, and consequently the AB 1054 Liability Cap, will terminate when the administrator determines that the fund has been exhausted.

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
Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion spent by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base. SCE can apply for an irrevocable order from the CPUC to finance these capital expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. SCE expects to finance this capital requirement by issuing securitized bonds.
Wildfire Mitigation Plan and Safety Certification
Under AB 1054, SCE is required to submit a wildfire mitigation plan to the CPUC annually for review and approval. Beginning in 2020, each such plan is required to cover at least a three-year period. SCE filed its 2020 Wildfire Mitigation Plan in February 2020.
Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan. On July 25, 2019, SCE obtained its initial safety certification that will be valid for twelve months.
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
At December 31, 2019, SCE's recorded estimated minimum liability to remediate its 22 identified material sites (sites with a liability balance as of December 31, 2019, in which the upper end of the range of the costs is at least $1 million) was $238 million, including $177 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance at December 31, 2019 for which the total minimum recorded liability was $4 million. Of the $242 million total environmental remediation liability for SCE, $237 million has been recorded as a regulatory asset. SCE expects to recover $41 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism), and $196 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $91 million and $7 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next 5 years are expected to range from $5 million to $15 million. Costs incurred for years ended December 31, 2019, 2018 and 2017 were $9 million, $8 million and $9 million, respectively.
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
Nuclear Insurance
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.9 billion for Palo Verde and $560 million for San Onofre. As of January 1, 2019, SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($450 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States, which is participating in the loss sharing program, results in claims and/or costs which exceed the primary insurance at that plant site, all participating nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.
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
SCE is a member of NEIL, a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $50 million and $1.1 billion, respectively. These policies include coverage for decontamination liability. Additional outage insurance covers part of replacement power expenses during an accident-related nuclear unit outage. The accidental outage insurance at San Onofre has been canceled as a result of the permanent retirement, but that insurance continues to be in effect at Palo Verde.
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
In June 2010, the United States Court of Federal Claims issued a decision granting SCE and the San Onofre co-owners damages of approximately $142 million (SCE share $112 million) to recover costs incurred through December 31, 2005 for the DOE's failure to meet its obligation to begin accepting spent nuclear fuel from San Onofre. SCE received payment from the federal government in the amount of the damage award. In April 2016, SCE, as operating agent, settled a lawsuit on behalf of the San Onofre owners against the DOE for $162 million (SCE share $124 million, which included reimbursement for approximately $2 million in legal and other costs), to compensate for damages caused by the DOE's failure to meet its obligation to begin accepting spent nuclear fuel for the period from January 1, 2006 to December 31, 2013. In August 2018, the CPUC approved SCE's proposal to return the SCE share of the award to customers based on the amount that customers actually contributed for fuel storage costs; resulting in approximately $106 million of the SCE share being returned to customers and the remaining $17 million being returned to shareholders. Of the $106 million, $72 million was applied against the remaining San Onofre Regulatory Asset in accordance with the Revised San Onofre Settlement Agreement.
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
In November 2019, SCE filed a new complaint against the DOE to recover damages incurred from January 1, 2017 through July 31, 2018.
Tehachapi Transmission Project
The Tehachapi Transmission Project consists of new and upgraded electric transmission lines and substations between eastern Kern County and San Bernardino County and was undertaken to bring renewable resources in Kern County to energy consumers in the Los Angeles basin and the California energy grid. The project consists of eleven segments. Segments 1-3 were placed in service beginning in 2009 through 2013. Segments 4-11 were placed in service in December 2016.

In December 2019, the CPUC filed a protest alleging that $419 million of costs associated with the Tehachapi Transmission Project are imprudent and should be disallowed from SCE's FERC rate base because these costs exceeded the maximum reasonable cost identified by the CPUC when it granted the project's certificate of public convenience and necessity. The CPUC requested that FERC set this issue for hearings.

Note 13.    Leases
Leases as Lessee
SCE enters into various agreements to purchase power, electric capacity and other energy products that may be accounted for as leases when SCE has dispatch rights that determine when and how a plant runs. Prior to January 1, 2019, a power purchase agreement contained a lease when SCE purchased substantially all of the output from a specific plant and did not otherwise meet a fixed price unit of output exception. SCE also leases property and equipment primarily related to vehicles, office space and other equipment. The terms of the contracts included in the table below are primarily 10 to 20 years for PPA leases, 5 to 72 years for office leases, and 5 to 12 years for the remaining other operating leases.
The following table summarizes SCE's lease payments for operating and finance leases as of December 31, 2019:

(in millions)	PPA Operating Leases[1,2]	Other Operating Leases[3]	PPA Finance Leases[1]
2020	$70	$37	$1
2021	48	30	1
2022	48	24	1
2023	47	19	2
2024	47	14	2
Thereafter	489	95	8
Total lease payments	749	219	15
Amount representing interest[4]	220	59	6
Lease liabilities	$529	$160	$9

At December 31, 2018, SCE's future minimum lease payments under non-cancellable leases were as follows:

(in millions)	PPA Operating Leases[1]	Other Operating Leases[3]	PPA Capital Leases[1]
2019	$148	$42	$5
2020	124	31	6
2021	103	27	6
2022	79	22	6
2023	47	17	5
Thereafter	536	101	66
Total lease payments	$1,037	$240	$94
Amount representing executory costs			25
Amount representing interest			33
Net commitments			$36

[1]	Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.

[2]	During the second quarter of 2019, SCE amended three power contracts that resulted in a $161 million reduction in ROU assets and lease liabilities as these contracts no longer qualify as leases.

[3]	Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.

[4]	Lease payments are discounted to their present value using SCE's incremental borrowing rates.

Supplemental balance sheet information related to SCE's leases was as follows:

(in millions)	December 31, 2019
Operating leases:
Operating lease ROU assets	$689
Current portion of operating lease liabilities	79
Operating lease liabilities	610
Total operating lease liabilities	$689

Finance leases included in:
Utility property, plant and equipment, gross	$14
Accumulated depreciation	(5)
Utility property, plant and equipment, net	9
Other current liabilities	1
Other long-term liabilities	8
Total finance lease liabilities	$9

The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases and interest and amortization expense for finance leases. The following table summarizes the components of SCE's lease expense:

(in millions)	Year ended December 31, 2019
PPA leases:
Operating lease cost	$118
Finance lease cost	1
Variable lease cost[1]	2,087
Total PPA lease cost	2,206
Other operating leases cost	46
Total lease cost	$2,252

[1]	Includes lease costs from renewable energy contracts where payments are based on contingent external factors such as wind, hydro and solar power generation.
For the year ended 2018 and 2017, operating lease expense for PPAs was $2.3 billion and $2.3 billion, respectively (including contingent rents of $2.1 billion and 1.8 billion, respectively), contingent rents for capital leases were $104 million and $99 million, respectively, and operating lease expense for other leases was $57 million and $59 million, respectively.

Other information related to leases was as follows:

(in millions, except lease term and discount rate)	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
PPA leases	$118
Other leases	44
Financing cash flows from PPA finance leases	1

ROU assets obtained in exchange for lease obligations:
Other operating leases	34

Weighted average remaining lease term (in years):
Operating leases
PPA leases	16.05
Other leases	12.73
PPA Finance leases	11.51

Weighted average discount rate:
Operating leases
PPA leases	4.46%
Other leases	3.88%
PPA Finance leases	8.76%

Leases as Lessor
SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 15 to 65 years. During the year ended December 31, 2019, SCE recognized $18 million in lease income, which is included in operating revenue on the consolidated statements of income. At December 31, 2019, the undiscounted cash flow expected to be received from lease payments for the remaining years is as follows:

(in millions)
2020	$11
2021	10
2022	10
2023	9
2024	8
Thereafter	148
Total	$196

Note 14.    Equity
Common Stock Issuances
In May 2019, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an ATM program under which it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. In the fourth quarter of 2019, Edison International issued 2.8 million shares through the ATM program and received proceeds of $198 million, net of fees and offering expenses of $2 million. The proceeds from the sales were used for equity contributions to SCE and for general corporate and working capital purposes. As of December 31, 2019, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.
In July 2019, Edison International issued 32.2 million shares of common stock and received proceeds of approximately $2.2 billion, net of fees and offering expenses of $52 million in an underwritten offering. The proceeds were contributed to SCE in a series of equity investments in August and September shown below and for general corporate purposes.
Beginning in July 2019, Edison International settled the ongoing common stock requirements of various internal programs through issuance of new common stock. In the year ended December 31, 2019, 0.6 million shares of new common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $41 million, 0.4 million shares of common stock were issued as stock compensation awards for net cash receipts of $22 million and 0.1 million shares of new common stock were issued in lieu of distributing $8 million to shareholders opting to receive dividend payments in the form of additional common stock.
Equity Contributions
In 2019, Edison International Parent made the following equity contributions to SCE:

Date of contribution	Amounts (in millions)
April 26, 2019	$750
June 21, 2019	450
August 2, 2019	1,200
August 30, 2019	200
September 9, 2019	450
December 12, 2019	200
Total	$3,250

The proceeds from the Edison International Parent equity contribution in 2019 were used to support the initial contribution to the Wildfire Insurance Fund of $2.4 billion, to support SCE's capital program, to increase SCE's equity level, to repay commercial paper borrowings and for general corporate purposes, including the repayment of the February 2019 SCE Term Loan discussed in Note 5.
Preferred and Preference Stock of Utility
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. SCE's outstanding shares are not subject to mandatory redemption. There are no dividends in arrears for the preferred or preference shares. Shares of SCE's preferred stock have liquidation and dividend preferences over shares of SCE's common stock and preference stock. See Note 1 for further information on dividend restrictions. All cumulative preferred shares are redeemable. When preferred shares are redeemed, the premiums paid, if any, are charged to common equity. No preferred shares were issued or redeemed in the years ended December 31, 2019, 2018 and 2017. There is no sinking fund requirement for redemptions or repurchases of preferred shares.
Shares of SCE's preference stock rank junior to all of the preferred stock and senior to all common stock. Shares of SCE's preference stock are not convertible into shares of any other class or series of SCE's capital stock or any other security. There is no sinking fund requirement for redemptions or repurchases of preference shares.

Preferred stock and preference stock are:

	Shares Outstanding	Redemption Price	Dividends Declared per Share	December 31,
(in millions, except shares and per share amounts)				2019	2018
Cumulative preferred stock
$25 par value:
4.08% Series	650,000	$25.50	$1.020	$16	$16
4.24% Series	1,200,000	25.80	1.060	30	30
4.32% Series	1,653,429	28.75	1.080	41	41
4.78% Series	1,296,769	25.80	1.195	33	33
Preference stock
No par value:
6.25% Series E (cumulative)	350,000	1,000.00	62.500	350	350
5.10% Series G (cumulative)	160,004	2,500.00	127.500	400	400
5.75% Series H (cumulative)	110,004	2,500.00	143.750	275	275
5.375% Series J (cumulative)	130,004	2,500.00	134.375	325	325
5.45% Series K (cumulative)	120,004	2,500.00	136.250	300	300
5.00% Series L (cumulative)	190,004	2,500.00	125.000	475	475
SCE's preferred and preference stock				2,245	2,245
Less issuance costs				(52)	(52)
Edison International's preferred and preference stock of utility				$2,193	$2,193

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

Note 15.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Years ended December 31,
(in millions)	2019	2018	2019	2018
Beginning balance	$(50)	$(43)	$(23)	$(19)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	(14)	(9)	(14)	(3)
Reclassified from accumulated other comprehensive loss[1]	5	6	3	4
Other[2]	(10)	(4)	(5)	(5)
Change	(19)	(7)	(16)	(4)
Ending balance	$(69)	$(50)	$(39)	$(23)

[1]	These items are included in the computation of net periodic pension and PBOP expenses. See Note 9 for additional information.

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

Note 16.    Other Income
Other income net of expenses is as follows:

	Years ended December 31,
(in millions)	2019	2018	2017
SCE other income and (expenses):
Equity allowance for funds used during construction	$101	$104	$87
Increase in cash surrender value of life insurance policies and life insurance benefits	39	36	42
Interest income	37	24	7
Net periodic benefit income – non-service components	70	81	51
Civic, political and related activities and donations	(46)	(44)	(34)
Other	(6)	(7)	(5)
Total SCE other income	195	194	148
Other income of Edison International Parent and Other:
Net periodic benefit costs – non-service components	(3)	(2)	(14)
Other	1	5	(2)
Total Edison International other income	$193	$197	$132

Note 17.    Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2019	2018	2017	2019	2018	2017
Cash payments (receipts):
Interest, net of amounts capitalized	$705	$595	$548	$615	$552	$509
Income taxes, net	(85)	(135)	1	(164)	(57)	2
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	231	200	197	200	—	212
Preferred and preference stock	12	12	12	12	12	12

SCE's accrued capital expenditures at December 31, 2019, 2018 and 2017 were $643 million, $594 million and $652 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.
Note 18.    Related-Party Transactions
Edison International and SCE provide and receive various services to and from its subsidiaries and affiliates. Services provided to Edison International by SCE are priced at fully loaded cost (i.e., direct cost of good or service and allocation of overhead cost). Specified administrative services performed by Edison International or SCE employees, such as payroll and employee benefit programs, are shared among all affiliates of Edison International. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenue, operating expenses, total assets and number of employees). Edison International allocates various corporate administrative and general costs to SCE and other subsidiaries using established allocation factors.
For the years ended December 31, 2019, 2018 and 2017, SCE purchased wildfire liability insurance for premiums of $260 million, $22 million and $144 million respectively, from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS were as follows:

	December 31,
(in millions)	2019	2018
Long-term insurance receivables due from affiliate	$803	$1,000
Prepaid insurance[1]	10	13
Current payables due to affiliate[2]	—	4
1 Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.
2 Reflected in "Accounts payable" on SCE's consolidated balance sheets.
The amortization expense for wildfire-related insurance premiums paid to EIS were $173 million, $140 million and $13 million for the years ended December 31, 2019, 2018 and 2017 respectively.

Note 19.    Quarterly Financial Data (Unaudited)
Edison International's quarterly financial data is as follows:

	2019
(in millions, except per share amounts)	Fourth	Third	Second	First
Operating revenue	$2,970	$3,741	$2,812	$2,824
Operating income	287	636	500	352
Income from continuing operations	173	502	422	308
Income from discontinued operations, net	—	—	—	—
Net income attributable to common shareholders	143	471	392	278
Basic earnings per share:
Continuing operations	$0.40	$1.36	$1.20	$0.85
Discontinued operations	—	—	—	—
Total	$0.40	$1.36	$1.20	$0.85
Diluted earnings per share:
Continuing operations	$0.40	$1.35	$1.20	$0.85
Discontinued operations	—	—	—	—
Total	$0.40	$1.35	$1.20	$0.85
Dividends declared per share	0.6375	0.6125	0.6125	0.6125

	2018
(in millions, except per share amounts)	Fourth	Third	Second	First
Operating revenue	$3,009	$4,269	$2,815	$2,564
Operating (loss) income[1]	(2,041)	739	420	330
(Loss) income from continuing operations	(1,434)	544	298	242
Income from discontinued operations, net	34	—	—	—
Net (loss) income attributable to common shareholders	(1,430)	513	276	218
Basic (loss) earnings per share:
Continuing operations	$(4.49)	$1.57	$0.85	$0.67
Discontinued operations	0.10	—	—	—
Total	$(4.39)	$1.57	$0.85	$0.67
Diluted (loss) earnings per share:
Continuing operations	$(4.49)	$1.57	$0.84	$0.67
Discontinued operations	0.10	—	—	—
Total	$(4.39)	$1.57	$0.84	$0.67
Dividends declared per share	0.6125	0.6050	0.6050	0.6050
1    In the fourth quarter of 2018, SCE recorded a charge of $2.5 billion for wildfire-related claims, net of expected recoveries from insurance and FERC customers.

SCE's quarterly financial data is as follows:

	2019
(in millions)	Fourth	Third	Second	First
Operating revenue	$2,958	$3,732	$2,800	$2,816
Operating income	325	649	513	358
Net income	224	534	449	323
Net income available for common stock	194	503	419	293
Common dividends declared	200	200	—	200

	2018
(in millions)	Fourth	Third	Second	First
Operating revenue	$2,994	$4,260	$2,803	$2,554
Operating (loss) income[1]	(2,013)	754	439	414
Net (loss) income	(1,399)	567	327	316
Net (loss) income available for common stock	(1,429)	536	297	286
Common dividends declared	—	264	100	212

1    In the fourth quarter of 2018, SCE recorded a charge of $2.5 billion for wildfire-related claims, net of expected recoveries from insurance and FERC customers.
Due to the seasonal nature of Edison International and SCE's business, a significant amount of revenue and earnings are recorded in the third quarter of each year.

SELECTED FINANCIAL DATA
Selected Financial Data: 2015 – 2019

(in millions, except per share amounts)	2019	2018	2017	2016	2015
Edison International
Operating revenue[1]	$12,347	$12,657	$12,320	$11,869	$11,524
Operating expenses[2]	10,572	13,209	10,864	9,807	9,542
Income (loss) from continuing operations	1,405	(350)	668	1,413	1,082
Income from discontinued operations, net of tax	—	34	—	12	35
Net income (loss)	1,405	(316)	668	1,425	1,117
Net income (loss) attributable to common shareholders	1,284	(423)	565	1,311	1,020
Weighted average shares of common stock outstanding	340	326	326	326	326
Basic earnings (loss) per share:
Continuing operations	$3.78	$(1.40)	$1.73	$3.99	$3.02
Discontinued operations	—	0.10	—	0.03	0.11
Total	$3.78	$(1.30)	$1.73	$4.02	$3.13
Diluted earnings (loss) per share:
Continuing operations	3.77	$(1.40)	$1.72	$3.94	$2.99
Discontinued operations	—	0.10	—	0.03	0.11
Total	$3.77	$(1.30)	$1.72	$3.97	$3.10
Dividends declared per share	2.4750	2.4275	2.2325	1.9825	1.7325
Total assets[3,4]	$64,382	$56,715	$52,580	$51,319	$50,229
Long-term debt excluding current portion	17,864	14,632	11,642	10,175	10,883
Preferred and preference stock of utility	2,193	2,193	2,193	2,191	2,020
Common shareholders' equity	13,303	10,459	11,671	11,996	11,368
Southern California Edison Company
Operating revenue[1]	$12,306	$12,611	$12,254	$11,830	$11,485
Operating expenses[2]	10,461	13,017	10,707	9,648	9,436
Net income (loss)	1,530	(189)	1,136	1,499	1,111
Net income (loss) available for common stock	1,409	(310)	1,012	1,376	998
Total assets[4]	$64,273	$56,574	$51,515	$50,891	$49,795
Long-term debt excluding current portion	15,132	12,892	10,428	9,754	10,460
Preferred and preference stock	2,245	2,245	2,245	2,245	2,070
Common shareholder's equity	15,582	11,540	12,427	12,238	11,602
Capital structure[5]:
Common shareholder's equity	47.3%	43.3%	49.5%	50.5%	48.1%
Preferred and preference stock	6.8%	8.4%	9.0%	9.3%	8.6%
Long-term debt	45.9%	48.3%	41.5%	40.2%	43.3%

[1]
Effective January 1, 2018, Edison International and SCE adopted an accounting standards update on revenue recognition, using the modified retrospective method. As a result, prior period amounts were not adjusted to reflect the adoption of this standard.

[2]
Expenses for the years ended December 31, 2017, 2016 and 2015 were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans.

3 Includes assets from continuing and discontinued operations.

[4]
Effective December 31, 2015, Edison International and SCE adopted an accounting standard, retrospectively, that requires all deferred income tax assets and liabilities be presented as noncurrent in the consolidated balance sheet.

[5]
This capital structure is based on the financial statements as reported under generally accepted accounting principles and does not factor in the adjustments required to calculate CPUC ratemaking capital structure.

The selected financial data was derived from Edison International's and SCE's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to those financial statements, included in this annual report. References to Edison International refer to the consolidated group of Edison International and its subsidiaries.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2019, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2019. Edison International's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements included in this report, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.
OTHER INFORMATION
None.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

BUSINESS
CORPORATE STRUCTURE, INDUSTRY AND OTHER INFORMATION
Edison International was incorporated in 1987 as the parent holding company of SCE, a California public utility incorporated in 1909. Edison International also owns Edison Energy which is engaged in the competitive business of providing energy services to commercial and industrial customers.
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
Subsidiaries of Edison International
SCE – Public Utility
SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. SCE's total number of customers by class were as follows:

(in thousands)	2019	2018	2017
Residential	4,499	4,478	4,448
Commercial	575	572	569
Industrial	10	10	10
Public authorities	46	46	46
Agricultural and other	21	21	22
Total	5,151	5,127	5,095
In 2019, SCE's total operating revenue of $12.3 billion was derived as follows: 43.1% commercial customers, 38.8% residential customers, 4.3% industrial customers, 4.4% public authorities, 2.4% agricultural and other, and 7.0% other operating revenue.
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
Edison Energy Group – Energy Service Provider
Edison Energy Group is a holding company for Edison Energy which is engaged in the competitive business of providing energy services to commercial and industrial customers to help them improve managing their energy costs and reaching their sustainability goals. In April 2018, Edison Energy Group sold its subsidiary SoCore Energy, which was engaged in providing distributed solar solutions.
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
Employees and Labor Relations
At December 31, 2019, Edison International and its consolidated subsidiaries had an aggregate of 12,937 full-time employees, 12,720 of which were full-time employees at SCE or its subsidiaries.
Approximately 4,000 of SCE's full-time employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW collective bargaining agreements expire on December 31, 2022.
Insurance
Edison International maintains a property and casualty insurance program for itself and its subsidiaries and excess liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations. These policies are subject to specific retentions, sub-limits and deductibles, which are comparable to those carried by other utility companies of similar size. SCE also has separate insurance programs for nuclear property and liability, workers compensation and wildfires. For further information on nuclear and wildfire insurance, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
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
SCE has a formal cyber security and physical security programs that cover SCE's information technology and operational technology systems, including customer data. Program staff is engaged with industry groups as well as public-private initiatives to reduce risk and to strengthen the security and reliability of SCE's systems and infrastructure.
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
Other Regulatory Agencies
The construction, planning and project site identification of SCE's transmission lines and substation facilities require the compliance with various laws and approval of many governmental agencies in addition to the CPUC and FERC. These include various state regulatory agencies depending on the project location; the CAISO, the US EPA, and other environmental, land management and resource agencies such as the Bureau of Land Management, the U.S. Forest Service, the California Department of Fish and Game, and the California Coastal Commission; the South Coast Air Quality Management District; and the California Water Quality Control Board. In addition, to the extent that SCE transmission line projects pass through lands owned or controlled by Native American tribes, consent and approval from the affected tribes and the Bureau of Indian Affairs are also necessary for the project to proceed.
Overview of Ratemaking Process
CPUC
Revenue authorized by the CPUC through GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as "rate base") on a forecast basis. Starting with SCE's 2021 GRC, revenue will be authorized through quadrennial GRC proceedings where the CPUC sets an annual revenue requirement for the base year which is made up of the operation and maintenance costs, depreciation, taxes and a return consistent with the authorized cost of capital (discussed below). In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the base year, the revenue requirements for the remaining three years will be set by a methodology established in the GRC proceeding, which has generally, among other items, included annual allowances for escalation in operation and maintenance costs and additional changes in capital-related investments. Beginning with SCE's 2025 GRC, by May 15 in the year preceding each GRC application filing date, SCE is required to file a Risk Assessment and Mitigation Phase ("RAMP") application with the CPUC to provide information about SCE's assessment of its key safety risks and its proposed programs and spending for mitigating those risks. The information developed during the RAMP informs SCE's proposed projects and funding requests in the subsequent phase of the GRC.
SCE's 2018 GRC, a triennial proceeding, authorized revenue requirements for 2018, 2019 and 2020 were $5.1 billion, $5.5 billion and $5.9 billion, respectively. For further discussion of the 2018 GRC, see "Management Overview—2018 General Rate Case" in the MD&A.
SCE's first RAMP application was timely filed in November 2018 for its 2021 GRC. In August 2019, SCE filed its 2021 GRC Application, which covers 2021 – 2023 in addition to a review of wildfire mitigation spending incremental to amounts authorized in SCE's 2018 GRC incurred from 2018 – 2020. SCE will be required to file an amendment to its 2021 GRC application to expand the filing to include 2024. For further discussion of the 2021 GRC, see "Management Overview – 2021 General Rate Case" in the MD&A.
The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. As of January 1, 2020, SCE's authorized capital structure is 43% long-term debt, 5% preferred equity and 52% common equity. SCE's 2020 authorized cost of capital consists of long-term debt of 4.74%, cost of preferred equity of 5.70% and return on common equity of 10.3%. For further discussion of the Cost of Capital, see "Management Overview—2020 Cost of Capital Application" in the MD&A.
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
Cost-recovery balancing accounts (also referred to as cost-recovery mechanisms) are used to track and recover SCE's decoupled costs of fuel and purchased power, as well as certain operation and maintenance expenses, including energy efficiency and demand-side management program costs. SCE earns no return on these activities and although differences between forecasted and actual costs do not impact earnings, such differences do impact cash flows and can change rapidly. SCE has other capital-related balancing accounts on which it earns a return, such as the pole loading balancing account.
SCE's cost-recovery mechanism for its fuel and purchased power-related costs is facilitated in three main balancing accounts, the ERRA, the PABA, and the NSGBA. For all three accounts, SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA and the PABA. The trigger mechanism requires SCE to request an expeditious rate change if the sum of the ERRA balance and the bundled service customers' pro-rata share of the PABA balance exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the aggregate overcollection or undercollection to fall below 5% of SCE's prior year generation rate revenue within 120 days. For 2020, SCE estimates the 4% and 5% trigger amounts to be approximately $200 million and $250 million, respectively. At December 31, 2019, the ERRA was overcollected by approximately $23 million, the PABA was undercollected by approximately $537 million, and the NSGBA was undercollected by $85 million. SCE anticipates incorporating these year-end balances into customer rates beginning in April 2020.
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
FERC
Transmission capital and operating costs that are prudently incurred, including a return on its net investment in transmission assets (also referred to as "rate base"), are recovered through revenue authorized by the FERC. Since 2012, SCE has used a formula rate to determine SCE's FERC transmission revenue requirement, including its construction work in progress (CWIP) revenue requirement. Under operation of the formula rate, transmission revenue will be updated to actual cost of service annually. The transmission revenue requirement and rates are updated each December, to reflect a forecast of costs for the upcoming rate period, as well as a true up of the transmission revenue to actual costs incurred by SCE in the prior calendar year on its formula rate.
The FERC weighted average ROE, including project and other incentives, for the FERC 2018 Settlement Period was 11.2%. In the 2019 Formula Rate case, SCE has requested a new FERC ROE of approximately 13.25%, inclusive of projects and incentives, effective as of November 12, 2019. The 2019 Formula Rate remains subject to hearing and settlement procedures and amounts billed to customers under the 2019 Formula Rate will be subject to refund until the 2019 Formula Rate proceeding is ultimately resolved. Once approved, the FERC weighted average ROE can vary based on the mix of project costs that have different incentives. For further information on the FERC formula rates, related transmission revenue requirements and rate changes, see "Management Overview——2018 and 2019 FERC Formula Rate" in the MD&A.
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

SCE has a two-tier residential rate structure with a separate High Usage Charge ("HUC") for customers consuming more than 400% of average usage. The first tier is priced at below-average cost and is intended to cover the customer's essential electricity needs. The second tier is priced at 25% more than the first tier, and the HUC rate is set at more than twice the rate of the first tier. The CPUC has ordered a transition from tiered to TOU rates for most residential customers unless they opt to stay on the tiered rate structure. SCE anticipates starting that transition in the fourth quarter of 2020. To recover a portion of the fixed costs of serving no- or low-usage residential customers, SCE assesses both fixed charges of less than $1 per month, and a minimum charge of $10 per month ($5 for low-income customers). For information on residential rates for customers with renewable generation systems, see "—Competition" below.
Purchased Power and Fuel Supply
SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. Approximately 19% of the needed power in 2019 was provided by SCE's own generating facilities.
Natural Gas Supply
SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide or pay for the natural gas used to generate electricity). SCE also requires natural gas to fuel its Mountainview and peaker plants, which are generation units that operate in response to wholesale market signals related to power prices and reliability needs. The physical natural gas purchased by SCE is sourced in competitive interstate markets and at the "citygate" trading point on the SoCalGas local distribution company system. SoCalGas is the primary provider of intrastate pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility. As a result, there continue to be limitations on the use and capability of the facility. To date, SCE has found that increased gas storage-use restrictions combined with SoCalGas pipeline maintenance constraints increased the cost of electricity for customers but did not impact grid reliability. However, there is no certainty that these restrictions or pipeline constraints will not impact grid reliability in the future. Price increases faced by customers would not affect SCE's earnings because SCE expects recovery of these costs through the ERRA balancing account or other CPUC approved procurement plans. However, these higher prices may impact cash flow due to the timing of those recoveries. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including an Order Instituting Investigation issued by the CPUC in February 2017 to consider the feasibility of minimizing or eliminating the use of the Aliso Canyon facility. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including acceleration of existing contracts for new capacity, energy storage procurement from third-parties, contracting for design, build, and transfer of utility-owned storage, additional demand response procurement, and additional energy efficiency procurement.
CAISO Wholesale Energy Market
The CAISO operates a wholesale energy market primarily in California through which competing electricity generators offer their electricity output to market participants, including electricity retailers. The CAISO schedules power in hourly increments with hourly prices through a day-ahead market in California and schedules power in fifteen-minute and five-minute increments with fifteen-minute and five-minute prices through two real-time markets that cover California and portions of six neighboring states through the Energy Imbalance Market. Both markets optimize energy procurement, ancillary service procurement, unit commitment and congestion management. SCE participates in the day-ahead and real-time markets for the sale of its own generation and generation under contract purchases for its load requirements. The CPUC's Resource Adequacy program imposes resource adequacy requirements on load-serving entities like SCE that are designed to provide sufficient resources to the CAISO to ensure the safe and reliable operation of the grid in real time. The CPUC is considering a central procurement structure for local resource adequacy that would transfer the responsibility for procuring local resource adequacy from load-serving entities to a central procurement entity. There are various central procurement models and central procurement entities being considered, including the investor-owned utilities such as SCE.

Competition
SCE faces retail competition in the sale of electricity to the extent that federal and California laws permit other sources to provide electricity and related services to retail customers within SCE's service area. While retail competition impacts customer rates it does not generally impact SCE's earnings activities. The increased retail competition is from governmental entities formed by cities, counties, and certain other public agencies to generate and/or purchase electricity for their local residents and businesses, known as CCAs. While California law provides only limited opportunities for customers in SCE's service area to choose to purchase power directly from an Electric Service Provider, a limited, phased-in expansion of customer choice ("Direct Access") for nonresidential customers was authorized beginning in 2009, and an additional limited expansion of Direct Access was authorized in 2018. When a customer who previously took bundled service from SCE converts to taking retail electricity service from an Electric Service Provider or a CCA, SCE remains that customer's transmission and distribution provider. Other forms of departing load include customer generation, and load that departs SCE service entirely to take electricity service from a publicly owned utility or a tribal utility.
California law requires bundled service customers remain financially indifferent to departing load customers and to the mass return of departing load customers in the event of an Electric Service Provider or CCA's failure or other service termination. The CPUC is conducting a rulemaking proceeding to review, revise, and consider alternatives to the PCIA methodology, which determines the charges that are applied to departing load customers (including those who take service from CCAs) and is intended to maintain bundled service customer indifference to previously authorized procurement costs. In October 2018, the CPUC issued a final decision revising the PCIA methodology in a manner that effectively addressed the cost shifts to remaining bundled service customers. In October 2019, the CPUC issued a final decision implementing a PCIA true-up process to ensure that remaining bundled service and departing load customers are treated equitably. The CPUC is expected to provide guidance on utility portfolio optimization, and pre-payment of PCIA charges for Direct Access customers and CCAs serving departing load customers in 2020.
In February 2018, the CPUC issued a resolution to address cost shifting to bundled service customers associated with utilities' short-term resource adequacy purchases for CCAs in their launch or expansion year. The Resolution requires new and expanding CCAs to submit implementation plans by January 1 in order to serve customers in the following year and also requires new and expanding CCAs to participate in the CPUC's year-ahead resource adequacy program prior to beginning service. In May 2018, the CPUC issued a final decision to adopt a financial security requirement for CCAs, which is intended to cover the re-entry fees imposed on CCA customers for incremental procurement and administrative costs if they are involuntarily returned en masse to the utility's procurement service. The CPUC has not yet authorized SCE and other investor-owned utilities to implement this decision in its tariffs.
As of year-end 2019, SCE had six CCAs serving customers in its service territory that represent less than 20% of SCE's total service load. One CCA significantly expanded in 2019 and approximately six new or expanded CCAs have been approved by the CPUC to serve customers in 2020. Based on recent load statistics, SCE anticipates that Direct Access and CCA load will be approximately 35% of its total service load by the end of 2020.
Customer-owned power generation and storage alternatives, such as roof-top solar facilities and battery systems, are increasingly used by SCE's customers as a result of technological developments, federal and state subsidies, and declining costs of such alternatives. Beginning in 2020, and subject to certain exceptions, California will require all newly built homes to be solar-powered.
California legislation passed in 1995 encouraged private residential and commercial investment in renewable energy resources by requiring SCE and other investor-owned utilities to offer a NEM billing option to customers who install eligible power generation systems to supply all or part of their energy needs. NEM customers are interconnected to SCE's grid and credited for the net difference between the electricity SCE supplied to them through the grid and the electricity the customer exported to SCE over a 12-month period. SCE is required to credit the NEM customer for most of the power they sell back to SCE at the retail rate. Through the credit they receive, NEM customers effectively avoid paying certain grid-related costs. NEM customers are also exempted from some non-bypassable, standby and departing load charges and interconnection fees. Electric Service Providers and CCAs are not required by law to offer NEM rates.
In January 2016, the CPUC issued a decision implementing AB 327, a rate reform bill enacted in 2013 that instructed the CPUC to develop new standard rates for customers with renewable generation systems. The changes that the CPUC decision made to the existing NEM tariff do not significantly impact the NEM subsidy. Specifically, the decision requires customers that take service on SCE's NEM tariff after June 2017 to continue to be compensated at the retail rate, minus certain non-bypassable charges. NEM customers also continue to be exempted from standby and departing load charges but are required to pay a $75 interconnection fee and to select a TOU retail rate.

The effect of these types of competition on SCE generally is to reduce the amount of electricity purchased by retail customers. Customers who use alternative electricity sources typically continue to utilize and pay for SCE's transmission and distribution services, however, NEM customers utilize, but do not pay the full cost for, those services. While changes in volume or rates generally do not impact SCE's earnings activities, decreased retail electricity sales by SCE has the effect of increasing utility rates because the costs of the distribution grid are not currently borne by all customers that benefit from its use. See "Risk Factors—Risks Relating to Southern California Edison Company—Competitive and Market Risks."
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
Properties
SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which include sub-transmission facilities and are located primarily in California but also in Nevada and Arizona, deliver power from generating sources to the distribution network and consist of lines ranging from 33 kV to 500 kV and substations. SCE's distribution system, which takes power from substations to customers, includes over 53,000 line-miles of overhead lines, 38,000 line-miles of underground lines and approximately 800 substations, all of which are located in California. SCE has ownership interests in generating and energy storage facilities, primarily located in California, that generate approximately 7,000 megawatts of net physical capacity, of which SCE's pro-rata share is approximately 3,000 megawatts.
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
SCE owns and operates hydroelectric plants and related reservoirs, the majority of which are located in whole or in part on U.S.-owned lands and are subject to FERC licenses. Slightly over half of these plants have FERC licenses that expire at various times between 2021 and 2046. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental objectives greater consideration in the licensing process. In addition, SCE expects additional opposition to new licenses by environmental stakeholder groups. If, in the future, SCE decides to, or is forced to, decommission one or more hydroelectric projects, the costs related to the decommissioning will be substantial. SCE does not currently recover decommissioning costs for hydroelectric projects in rates but plans to request recovery of anticipated decommissioning costs for hydroelectric projects in a future applications to the CPUC.
Substantially all of SCE's properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds. See "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Seasonality
Due to warm weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than the other quarters. However, as discussed above, SCE earnings are not affected by changes in retail electricity sales. See "Overview of Ratemaking Process" above.

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
Approximately 19% of power delivered to SCE's customers in 2019 came from utility-owned generation. In 2019, the sources of utility-owned generation were largely carbon-free, with approximately 8% nuclear, 6% large hydroelectric, less than 1% small hydroelectric, and less than 1% solar generation. Approximately 5% were natural gas sources. Since 2010, SCE has reported its annual GHG emissions from utility-owned generation each year to the US EPA by March 31 of the following year. SCE's 2019 GHG emissions from utility-owned generation are estimated to be approximately 1,290,000 metric tons.
Federal Regulation
In June 2019, the US EPA adopted the Affordable Clean Energy Rule, which establishes GHG emissions guidelines for states to use to develop plans to address GHG emissions from existing coal-fired power plants. Litigation filed in August 2019, by California and 28 public entities to block the implementation of the Affordable Clean Energy Rule is pending. SCE does not expect the impact of the Affordable Clean Energy Rule to be material because it does not own or purchase power from coal-fired generating facilities.
California Regulation
California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. California’s major initiatives for reducing GHG emissions include a law that targets the reduction of GHG emissions across the entire state economy to 40% below 1990 levels by 2030, an Executive Order that targets the reduction of GHG emissions across the entire state economy to 80% below 1990 levels by 2050, and a California cap-and-trade program established by the California Air Resources Board ("CARB"). Other major policy measures include the Low Carbon Fuel Standard program established by CARB.
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
California has adopted RPS targets which require California retail sellers of electricity to provide certain percentages of energy sales from renewable resources defined in the statute, including 33% of retail sales by December 2020; 44% of retail sales by December 2024, 52% of retail sales by December 2027, and 60% of retail sales by December 2030. Approximately 36% of SCE's supply portfolio in 2018 came from renewable sources eligible under California's RPS. SCE estimates that approximately 38% of its supply portfolio in 2019 came from renewable sources eligible under California's RPS, of which 35% was delivered to customers and 3% was sold for resale. As such, SCE has already met California's 2020 RPS target. Separate from RPS targets, California also requires all retail electricity sales to be from carbon-free resources (such as hydroelectric energy) by 2045. In 2019 approximately 48% of SCE's customer deliveries came from carbon-free resources. California also supports climate action to meet the December 2015 Paris Agreement. SCE's climate change objectives align with California’s requirements, and SCE anticipates it will meet its own objectives, and therefore California’s requirements, through 2045.
Additionally, the CPUC and the California Energy Commission adopted GHG emission performance standards that apply to California investor-owned and publicly owned utilities' long-term arrangements for the purchase of electricity. The standards prohibit these entities, including SCE, from owning or entering into long-term financial commitments with generators, such as coal plants, that emit more GHG than a combined-cycle natural gas turbine generator.
Edison International supports these California environmental initiatives and has undertaken analysis which, consistent with third-party analysis, shows that electrification across multiple sectors, including transportation and industrial sectors, is among the most cost-effective ways to achieve California's goals. Edison International and SCE believe that these initiatives will lead to increased electrification across the economy and SCE is investing in grid technologies and charging infrastructure to support California's goals.
Environmental Risks
Severe droughts and windstorms contributed to the devastating wildfires that swept through parts of California in 2017 and 2018, demonstrating the serious threat that weather extremes caused by climate change pose to California's communities and the environment. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A. Severe weather events, including drought, increasingly severe windstorms and rising sea-levels, pose risks to SCE's infrastructure and SCE and Edison International are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. See "Management Overview—Wildfire Mitigation and Wildfire Insurance Expenses" in the MD&A.

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
LEGAL PROCEEDINGS
Thomas Fire and Koenigstein Fire Litigation
In December 2017, wind-driven wildfires impacted portions of SCE's service territory, causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. The VCFD and CAL FIRE have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by the Koenigstein Fire. According to CAL FIRE, the Thomas and Koenigstein Fires burned over 280,000 acres, destroyed or damages an estimated 1,343 structures and resulted in two fatalities.
As of February 24, 2020, SCE was aware of at least 328 lawsuits, representing approximately 4,845 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One Hundred Forty-two of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. The lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, on certain fire only matters is scheduled for June 15, 2020.
In November 2019, SCE and Edison International reached a settlement with certain local public entity plaintiffs in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation under which SCE paid those local public entity plaintiffs parties an aggregate of $150 million and, other than as set forth below, the plaintiffs released SCE and Edison International from all claims and potential claims in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation and/or related to or arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides. Certain of the local public entity plaintiffs will retain the right to pursue certain indemnity claims against SCE and Edison International. Edison International and SCE did not admit liability as part of the settlement.
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
Eighty-one of the 328 lawsuits mentioned under "Thomas Fire and Koenigstein Fire Litigation" above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Forty of the 81 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. The Thomas and Koenigstein Fires lawsuits and the Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, is scheduled for October 12, 2020.
In November 2019, SCE and Edison International reached a settlement with certain local public entity plaintiffs in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation under which SCE paid those local public entity plaintiffs parties an aggregate of $150 million and, other than as set forth below, the plaintiffs released SCE and Edison International from all claims and potential claims in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation and/or related to or arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides. SCE and Edison International did not release their cross-claims against the public entity plaintiffs in the Montecito Mudslides litigation, and certain of the public entity plaintiffs will retain the right to pursue certain indemnity claims against SCE and Edison International. Edison International and SCE did not admit liability as part of the settlement.
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
As of February 24, 2020, SCE was aware of at least 193 lawsuits, representing approximately 3,605 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. One Hundred Twenty-nine of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Woolsey Fire lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Woolsey Fire: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs.
In November 2019, SCE and Edison International reached a settlement with certain local public entity plaintiffs in the Woolsey Fire litigation under which SCE paid the local public entity plaintiffs an aggregate of $210 million and those local public entity plaintiffs released SCE and Edison International from all claims and potential claims in the Woolsey Fire litigation and/or related to or arising from the Woolsey Fire. Edison International and SCE did not admit liability as part of the settlement.

For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
MINE SAFETY DISCLOSURE
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officers of Edison International

Executive Officer	Age at February 20, 2020	Company Position
Pedro J. Pizarro	54	President and Chief Executive Officer
Maria Rigatti	56	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	60	Executive Vice President and General Counsel
Caroline Choi	51	Senior Vice President, Corporate Affairs
J. Andrew Murphy	59	Senior Vice President, Strategy and Corporate Development
Jacqueline Trapp	52	Senior Vice President, Human Resources
Kevin M. Payne	59	President and Chief Executive Officer, SCE
Steven D. Powell	41	Executive Vice President, Operations, SCE
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

Executive Officers	Company Position	Effective Dates
Pedro J. Pizarro	Chief Executive Officer, Edison International President, Edison International President, SCE	September 2016 to present June 2016 to present October 2014 to June 2016

Maria Rigatti	Executive Vice President and Chief Financial Officer, Edison International Senior Vice President and Chief Financial Officer, SCE	September 2016 to present July 2014 to September 2016

Adam S. Umanoff	Executive Vice President and General Counsel, Edison International	January 2015 to present

Caroline Choi	Senior Vice President, Corporate Affairs, Edison International and SCE Senior Vice President, Regulatory Affairs, SCE Vice President Energy & Environmental Policy, SCE	February 2019 to present June 2016 to February 2019 January 2012 to June 2016

J. Andrew Murphy	Senior Vice President, Strategy and Corporate Development, Edison International Senior Managing Director, Macquarie Infrastructure and Real Assets[1]	September 2015 to present January 2012 to August 2015

Jacqueline Trapp	Senior Vice President, Human Resources Edison International and SCE Vice President, Human Resources, SCE Director, Executive Talent and Rewards, Edison International	February 2018 to present June 2016 to February 2018 July 2012 to June 2016

Kevin M. Payne	President and Chief Executive Officer, SCE Chief Executive Officer, SCE Senior Vice President, Customer Service, SCE	June 2019 to present June 2016 to June 2019 March 2014 to June 2016

Steven D. Powell
Executive Vice President, Operations, SCE
Senior Vice President, Strategy, Planning and Operational Performance, SCE
Vice President, Strategy & Integrated Planning, SCE
Director, Organizational Performance, SCE
September 2019 to present August 2018 to September 2019 February 2016 to August 2018 January 2015 to February 2016
1 Macquarie Infrastructure and Real Assets is a global infrastructure management company and is not a parent, affiliate or subsidiary of Edison International.

Executive Officers of Southern California Edison Company

Executive Officer	Age at February 20, 2020	Company Position
Kevin M. Payne	59	President and Chief Executive Officer
Steven D. Powell	41	Executive Vice President, Operations
William M. Petmecky III	50	Senior Vice President and Chief Financial Officer
Russell C. Swartz	68	Senior Vice President and General Counsel
Jill C. Anderson	39	Senior Vice President, Strategic Planning & Power Supply
Philip R. Herrington	57	Senior Vice President, Transmission and Distribution
Kevin E. Walker	56	Senior Vice President, Customer Service & Nuclear
As set forth in Article IV of SCE's Bylaws, the elected officers of SCE are chosen annually by, and serve at the pleasure of, SCE's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the above officers have been actively engaged in the business of SCE, its parent company Edison International, and/or one of SCE's subsidiaries or other affiliates for more than five years, except for Ms. Anderson, Mr. Herrington and Mr. Walker, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officer	Company Position	Effective Dates
Kevin M. Payne	President and Chief Executive Officer, SCE Chief Executive Officer, SCE Senior Vice President, Customer Service, SCE	June 2019 to present June 2016 to June 2019 March 2014 to June 2016

Steven D. Powell
Executive Vice President, Operations, SCE
Senior Vice President, Strategy, Planning and Operational Performance, SCE
Vice President, Strategy & Integrated Planning, SCE
Director, Organizational Performance, SCE
September 2019 to present August 2018 to September 2019 February 2016 to August 2018 January 2015 to February 2016

William M. Petmecky III	Senior Vice President and Chief Financial Officer, SCE Vice President and Treasurer, SCE	September 2016 to present September 2014 to September 2016

Russell C. Swartz	Senior Vice President and General Counsel, SCE	February 2011 to present

Jill C. Anderson
Senior Vice President, Strategic Planning and Power Supply, SCE
Vice President, Customer Programs and Services, SCE
Executive Vice President, Chief Commercial Officer, New York Power Authority[1]
Senior Vice President, Business Development, New York Power Authority[1]
September 2019 to present January 2018 to September 2019 January 2016 to January 2018 March 2013 to December 2015

Philip R. Herrington	Senior Vice President, Transmission and Distribution, SCE Vice President, Power Production, SCE President, US Competitive Generation/Market Business Lead, The AES Corporation[2]	September 2017 to present August 2015 to September 2017 July 2013 to July 2015

Kevin E. Walker
Senior Vice President, Customer Service & Nuclear, SCE
Senior Vice President, Customer and Operational Services, SCE
Senior Vice President, Power Supply, SCE
Strategy Advisor, Power and Utilities, Ernst & Young[3]
Chief Operating Officer, Iberdrola USA[4]
June 2019 to present October 2018 to June 2019 December 2017 to September 2018 June 2017 to December 2017 November 2009 to May 2016
1 New York Power Authority is the largest state power organization in the United States, and is not a parent, affiliate or subsidiary of SCE.
2 AES Corporation is an investor-owned power generation and utility company, and is not a parent, affiliate or subsidiary of SCE.
3 Ernst & Young is an accounting and professional services firm, and is not a parent, affiliate or subsidiary of SCE.
4 Iberdrola USA, an energy company, is now known as Avengrid, Inc. Avengrid, Inc. is not a parent, affiliate or subsidiary of SCE.

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
Equity Compensation Plans
All of Edison International's equity compensation plans that were in effect as of December 31, 2019 have been approved by security holders. The following table sets forth, for each of Edison International's equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrants and rights to acquire such stock, the weighted average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	9,873,353[1]	62.27	25,550,060[2]

[1]
This amount includes 9,278,677 shares covered by outstanding stock options, 332,775 shares covered by outstanding restricted stock unit awards, 137,825 shares covered by outstanding deferred stock unit awards, and 124,075 shares covered by outstanding performance share awards and payable in Edison International common stock (calculated at 100% of the target number of shares subject to each performance share award; the actual payout for each award will be zero to twice the target number of shares for the award, depending on performance), with the outstanding shares covered by outstanding restricted stock unit, deferred stock unit, and performance share awards including the crediting of dividend equivalents through December 31, 2019. The weighted average exercise price of awards outstanding under equity compensation plans approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of awards outstanding have no exercise price. Awards payable solely in cash are not reflected in this table.

[2]
This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan as of December 31, 2019. The maximum number of shares of Edison International Common Stock that may be issued or transferred pursuant to awards under the Edison International 2007 Performance Incentive Plan is 71,031,524. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses.

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
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Edison International
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
There are restrictions on the ability of SCE to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—SCE—SCE Dividends," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." The number of common stockholders of record of Edison International was 29,483 on February 20, 2020. In addition, Edison International cannot pay dividends if it does not meet California law requirements on retained earnings and solvency.
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
Comparison of Five-Year Cumulative Total Return

	2014	2015	2016	2017	2018	2019
Edison International	$100	$93	$116	$105	$98	$135
S & P 500 Index	$100	$101	$113	$138	$132	$174
Philadelphia Utility Index	$100	$94	$110	$124	$129	$163
Note: Assumes $100 invested on December 31, 2014 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.

FORM 10-K SUMMARY
None.
EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements
See Consolidated Financial Statements listed in the Table of Contents of this report.
(a) (2) Report of Independent Registered Public Accounting Firm and Schedules Supplementing Financial Statements
Edison International
The following documents may be found in this report at the indicated page numbers under the headings "Financial Statements and Supplementary Data—Reports of Independent Registered Accounting Firm" and "Exhibits and Financial Statement Schedules—Schedules Supplementing Financial Statements" in the Table of Contents of this report.

Report of Independent Registered Public Accounting Firm - Edison International
Schedule I – Condensed Financial Information of Edison International Parent
Schedule II – Valuation and Qualifying Accounts of Edison International
Schedules III through V, inclusive, for Edison International are omitted as not required or not applicable.
Southern California Edison Company
The following documents may be found in this report at the indicated page numbers under the headings "Financial Statements and Supplementary Data—Reports of Independent Registered Accounting Firm" and "Exhibits and Financial Statement Schedules—Schedules Supplementing Financial Statements" in the Table of Contents of this report.

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

3.4	Bylaws of Southern California Edison Company, as amended effective October 25, 2018 (File No. 1-9936, filed as Exhibit No. 3.2 to SCE's Form 10-Q for the quarter ended September 30, 2018)*

Edison International
4.1	Edison International - Description of Registered Securities

4.2	Senior Indenture, dated September 10, 2010 (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-Q for the quarter ended September 30, 2010)*

Southern California Edison Company
4.3	Southern California Edison Company - Description of Registered Securities

4.4	Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (File No. 1-2313, filed as Exhibit 4.2 to SCE's Form 10-K for the year ended December 31, 2010)*

4.5	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, filed as Exhibit 4.3 to SCE's Form 10-K for the year ended December 31, 2017)*

Edison International and Southern California Edison Company

10.1**	Edison International 2008 Director Deferred Compensation Plan, as amended June 19, 2014 (File No. 1-9936, filed as Exhibit No. 10.2 for the quarter ended June 30, 2014)*

10.2**
Edison International Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014 (as amended) (File No. 1-9936, filed as Exhibit No. 10.7 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.3**
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
Edison International 2008 Executive Retirement Plan, as amended and restated effective August 24, 2016 (as amended) (File No. 1-9936, filed as Exhibit 10.2 to Edison International and SCE's Form 10-Q for the quarter ended June 30, 2019)*

10.6**
Edison International Executive Incentive Compensation Plan, as amended and restated effective February 27, 2019 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the year ended March 31, 2019)*

Exhibit Number	Description
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

10.8.1**	Edison International 2009 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2009)*

10.8.2**	Edison International 2010 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2010)*

10.8.3**	Edison International 2011 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2011)*

10.8.4**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.8.5**	Edison International 2013 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.8.6**	Edison International 2014 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2014)*

10.8.7**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.8.8**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.8.9**	Edison International 2017 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.8.10**	Edison International 2018 Long-Term Incentives Terms and Conditions (File. No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.8.11**	Edison International 2019 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2019)*

10.9**
Director Nonqualified Stock Option Terms and Conditions under the 2007 Performance Incentive Plan (File 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2007)*

10.10**
Edison International 2008 Executive Severance Plan, as amended and restated effective April 2, 2018 (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.11**
Edison International and Southern California Edison Company Director Compensation Schedule, as adopted December 6, 2018 (File No. 1-9936, filed as Exhibit 10.11 to Edison International and SCE's Form 10-K for the year ended December 31, 2018)*

10.12**
Edison International Director Matching Gifts Program, as revised effective January 1, 2019 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2019)*

10.13
Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.14
Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.14.1
Amended and Restated Tax-Allocation Agreement between Edison Capital and Edison Funding Company (formerly Mission First Financial and Mission Funding Company) dated May 1, 1995 (File No. 1-9936, filed as Exhibit 10.3.2 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.14.2
Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

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

10.16
Second Amended and Restated Credit Agreement dated as of May 17, 2018 among Edison International, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed May 18, 2018)*

10.17
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

101.1
Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2019, filed on February 27, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2
Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2019, filed on February 27, 2020, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

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

SCHEDULES SUPPLEMENTING FINANCIAL STATEMENTS

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2019	2018
Assets:
Cash and cash equivalents	$15	$97
Other current assets	260	52
Total current assets	275	149
Investments in subsidiaries	16,530	12,521
Deferred income taxes	608	516
Other long-term assets	76	78
Total assets	$17,489	$13,264
Liabilities and equity:
Current portion of long-term debt	400	—
Other current liabilities	481	498
Total current liabilities	881	498
Long-term debt	2,733	1,740
Other long-term liabilities	572	567
Total equity	13,303	10,459
Total liabilities and equity	$17,489	$13,264

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2019, 2018 and 2017

(in millions)	2019	2018	2017
Interest income from affiliates	$5	$—	$—
Operating, interest and other expenses	150	98	92
Loss before equity in earnings (loss) of subsidiaries	(145)	(98)	(92)
Equity in earnings (loss) of subsidiaries	1,385	(376)	739
Income (loss) before income taxes	1,240	(474)	647
Income tax (benefit) expense	(44)	(17)	82
Income (loss) from continuing operations	1,284	(457)	565
Income from discontinued operations, net of tax	—	34	—
Net income (loss)	$1,284	$(423)	$565

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2019, 2018 and 2017

(in millions)	2019	2018	2017
Net income (loss)	$1,284	$(423)	$565
Other comprehensive (loss) income, net of tax	(9)	(7)	10
Comprehensive income (loss)	$1,275	$(430)	$575

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017

(in millions)	2019	2018	2017
Net cash provided by operating activities	$181	$785	$462
Cash flows from financing activities:
Long-term debt issued	1,399	549	798
Long-term debt issuance costs	(9)	(4)	(5)
Long-term debt repaid	—	—	(400)
Term loan issued	1,000	—	—
Term loan repaid	(1,000)	—	—
Common stock issued	2,391	—	—
Payable due to affiliates	5	13	8
Short-term debt financing, net	(1)	(1,141)	600
Payments for stock-based compensation	(27)	(24)	(260)
Receipts for stock-based compensation	39	14	144
Dividends paid	(810)	(788)	(707)
Net cash provided by (used in) financing activities	2,987	(1,381)	178
Capital contributions to affiliate	(3,258)	(10)	(122)
Dividends from affiliate	8	179	—
Net cash (used in) provided by investing activities:	(3,250)	169	(122)
Net (decrease) increase in cash and cash equivalents	(82)	(427)	518
Cash and cash equivalents, beginning of year	97	524	6
Cash and cash equivalents, end of year	$15	$97	$524
Note 1. Basis of Presentation
The accompanying condensed financial statements of Edison International Parent should be read in conjunction with the consolidated financial statements and notes thereto of Edison International and subsidiaries ("Registrant") included in this Form 10-K. Edison International Parent's significant accounting policies are consistent with those of the Registrant, SCE and other wholly owned and controlled subsidiaries.
Dividends Received
Edison International Parent received cash dividends from SCE of $400 million, $788 million and $573 million in 2019, 2018 and 2017, respectively.
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
Prior to January 1, 2020, under SCE's interpretation of CPUC regulations and capital structure decisions, the common equity component of SCE's capital structure was required to remain at or above 48% on a weighted average basis over the 37-month period that SCE's capital structure was in effect for ratemaking purposes and SCE was required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. Effective January 1, 2020, the common equity component of SCE's authorized capital structure was increased from

48% to 52%. Under AB 1054, the impact of SCE's contributions to the Wildfire Insurance Fund are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure.
On February 28, 2019, SCE submitted an application to the CPUC for waiver of compliance with this equity ratio requirement, describing that while the charge accrued in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remains in compliance with the 48% equity ratio over the applicable 37-month average basis. In its application, SCE requested a limited waiver to exclude wildfire-related charges and wildfire-related debt issuances from its equity ratio calculations until a determination regarding cost recovery is made. The CPUC has ruled that while the application is pending resolution, SCE must notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding was 45.2% as of December 31, 2018. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement, and therefore may continue to issue debt and dividends, while the waiver application is pending resolution. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides." At December 31, 2019, without excluding the $2.0 billion after-tax wildfire-related charges incurred in 2018 and 2019, SCE's 37-month average common equity component of total capitalization was 48.5% and the maximum additional dividend that SCE could pay to Edison International under this limitation was $179 million, resulting in a restriction on net assets of approximately $17.6 billion. If the wildfire-related charges were excluded at December 31, 2019, SCE's 37-month average common equity component of total capitalization would have been 49.6%. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."
Note 2. Debt and Equity Financing
Long-Term Debt
In June 2019, Edison International Parent issued $600 million of 5.75% senior notes due June 15, 2027. Of the proceeds of the senior note offering, $450 million was contributed to SCE with the remainder to be used for general corporate and working capital purposes.
In November 2019, Edison International Parent issued $300 million of 3.125% senior notes due 2022 and $500 million of 3.550% senior notes due 2024. A portion of the proceeds of the November 2019 offering was used to repay a borrowing under a term loan agreement due in April 2020, a portion is used to repay at maturity some or all of Edison International Parent's outstanding 2.125% senior notes due 2020, and the remainder for general corporate purposes.
In addition, at December 31, 2019 and 2018, Edison International Parent had $400 million of 2.125% senior notes due in 2020, $400 million of 2.40% senior notes due in 2022, $400 million of 2.95% senior notes due in 2023 and $550 million of 4.125% senior notes due in 2028.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facility at December 31, 2019:

(in millions)
Commitment	$1,500
Outstanding borrowings	—
Amount available	$1,500

In April 2019, Edison International Parent borrowed $1.0 billion under a term loan agreement due in April 2020, with a variable interest rate based on the London Interbank Offered Rate plus 90 basis points. Of the proceeds of the term loan,
$750 million was contributed to SCE with the remainder used for general corporate and working capital purposes. The term loan was fully repaid in December 2019.
In June 2019, Edison International Parent amended the maturity date of its multi-year revolving credit facility of
$1.5 billion. The facility now matures in May 2024, with an option to extend for an additional year, which may be exercised upon agreement between Edison International Parent and its lenders.
At December 31, 2019 and December 31, 2018, Edison International Parent had no outstanding commercial paper.

The debt covenant in Edison International's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.70 to 1. At December 31, 2019, Edison International's consolidated debt to total capitalization ratio was 0.55 to 1.
Equity
In May 2019, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an ATM program under which it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. In the fourth quarter of 2019, Edison International issued 2.8 million shares through the ATM program and received proceeds of $198 million, net of fees and offering expenses of $2 million. The proceeds from the sales were used for equity contributions to SCE and for general corporate and working capital purposes. As of December 31, 2019, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.
In July 2019, Edison International issued 32.2 million shares of common stock and received proceeds of approximately $2.2 billion, net of fees and offering expenses of $52 million in an underwritten offering. Of the proceeds, $1.9 billion was contributed to SCE. The remaining was used for general corporate purposes.
Beginning in July 2019, Edison International settled the ongoing common stock requirements of various internal programs through issuance of new common stock. In the year ended December 31, 2019, 0.6 million shares of new common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $41 million, 0.4 million shares of common stock were issued as stock compensation awards for net cash receipts of $22 million and 0.1 million shares of new common stock were issued in lieu of distributing $8 million to shareholders opting to receive dividend payments in the form of additional common stock.
Note 3. Related-Party Transactions
Edison International's Parent expense from services provided by SCE was $2 million in 2019, $2 million in 2018 and $3 million in 2017. Edison International's Parent interest expense from loans due to affiliates was $5 million in 2019, 2018 and 2017. Edison International Parent had current related-party receivables of $272 million and $41 million and current related-party payables of $198 million and $249 million at December 31, 2019 and 2018, respectively. Edison International Parent had long-term related-party receivables of $73 million at both December 31, 2019 and 2018, and long-term related-party payables of $213 million at both December 31, 2019 and 2018.
Note 4. Contingencies
For a discussion of material contingencies see "Notes to Consolidated Financial Statements—Note 8. Income Taxes" and "—Note 12. Commitments and Contingencies."

EDISON INTERNATIONAL
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year ended December 31, 2019
Allowance for uncollectible accounts
Customers	$32.0	$22.2	$—		$18.4		$35.8
All others	19.5	10.0	—		15.6		13.9
Total allowance for uncollectible amounts	$51.5	$32.2	$—		$34.0	[a]	$49.7
Tax valuation allowance	$36.0	$—	$—		$1.0		$35.0

For the Year ended December 31, 2018
Allowance for uncollectible accounts
Customers	$36.6	$19.0	$—		$23.6		$32.0
All others	17.3	16.2	—		14.0		19.5
Total allowance for uncollectible amounts	$53.9	$35.2	$—		$37.6	[a]	$51.5
Tax valuation allowance	$28.0	$—	$8.0	[b]	$—		$36.0

For the Year ended December 31, 2017
Allowance for uncollectible accounts
Customers	$41.2	$12.9	$—		$17.5		$36.6
All others	20.6	13.5	—		16.8		17.3
Total allowance for uncollectible amounts	$61.8	$26.4	$—		$34.3	[a]	$53.9
Tax valuation allowance	$24.0	$—	$4.0	[b]	$—		$28.0

[a]	Accounts written off, net.

[b]
During 2018, Edison International recorded an additional valuation allowance of $4 million for non-California state net operating loss carryforwards and $4 million for California capital losses generated from the April 2018 sale of SoCore Energy, which are estimated to expire before being utilized. The additional valuation allowance in 2017 was a result of Tax Reform.

SOUTHERN CALIFORNIA EDISON COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Period
For the Year ended December 31, 2019
Allowance for uncollectible accounts
Customers	$31.6	$22.0	$—	$18.1		$35.5
All others	19.5	10.0	—	15.6		13.9
Total allowance for uncollectible accounts	$51.1	$32.0	$—	$33.7	[a]	$49.4

For the Year ended December 31, 2018
Allowance for uncollectible accounts
Customers	$36.0	$18.9	$—	$23.3		$31.6
All others	17.3	16.2	—	14.0		19.5
Total allowance for uncollectible accounts	$53.3	$35.1	$—	$37.3	[a]	$51.1

For the Year ended December 31, 2017
Allowance for uncollectible accounts
Customers	$40.5	$12.9	$—	$17.4		$36.0
All others	20.6	13.5	—	16.8		17.3
Total allowance for uncollectible accounts	$61.1	$26.4	$—	$34.2	[a]	$53.3

[a]	Accounts written off, net.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 27, 2020	Date:	February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title

A. Principal Executive Officers

Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)

Kevin Payne*	President and Chief Executive Officer and Director (Southern California Edison Company)

B. Principal Financial Officers

Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)

William M. Petmecky III*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)

C. Principal Accounting Officers

/s/ Aaron D. Moss	Vice President and Controller (Edison International)
Aaron D. Moss

/s/ Aaron D. Moss	Vice President and Controller (Southern California Edison Company)
Aaron D. Moss

D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)

Jeanne Beliveau-Dunn*	Director

Michael C. Camuñez*	Director

Vanessa C.L. Chang*	Director

James T. Morris*	Director

Timothy T. O'Toole*	Director

Kevin Payne (SCE only)*	Director

Pedro J. Pizarro*	Director

Carey A. Smith*	Director

Linda G. Stuntz*	Director

William P. Sullivan*	Chair of the Edison International Board and Director

Peter J. Taylor*	Director

Keith Trent*	Director

*By:	/s/ Aaron D. Moss	*By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Attorney-in-fact for EIX Directors and Officers)		Aaron D. Moss Vice President and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 27, 2020	Date:	February 27, 2020