Form 10-Q
period 2020-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2020-04-30
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL			SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue			2244 Walnut Grove Avenue
(P.O. Box 976)			(P.O. Box 800)
Rosemead,	California	91770	Rosemead,	California	91770
(Address of principal executive offices)			(Address of principal executive offices)
(626)	302-2222		(626)	302-1212
(Registrant's telephone number, including area code)			(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC

Southern California Edison Company:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Cumulative Preferred Stock, 4.08% Series	SCEpB	NYSE American LLC
Cumulative Preferred Stock, 4.24% Series	SCEpC	NYSE American LLC
Cumulative Preferred Stock, 4.32% Series	SCEpD	NYSE American LLC
Cumulative Preferred Stock, 4.78% Series	SCEpE	NYSE American LLC

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Edison International        Yes ☐ No ☑     Southern California Edison Company    Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of April 27, 2020:
Edison International	363,560,677 shares
Southern California Edison Company	434,888,104 shares

i

Thomas Fire and Koenigstein Fire Litigation	61
Montecito Mudslides Litigation	62
Woolsey Fire Litigation	62
Environmental Proceedings	63
RISK FACTORS	63	Part II, Item 1A
EXHIBITS	64	Part II, Item 6
SIGNATURES	65
This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2019 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2019
AB 1054	California Assembly Bill 1054, executed by the Governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE will exclude from the equity portion of SCE's rate base as required under AB 1054
AB 1054 Liability Cap
a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base in the year of the applicable prudency determination

ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
CAL FIRE	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
DERs	distributed energy resources
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that advises and provides energy solutions to large energy users
Edison Energy Group
Edison Energy Group, Inc., a wholly-owned subsidiary of Edison International, is a holding company for subsidiaries engaged in competitive businesses that provide energy services to commercial and industrial customers

EME	Edison Mission Energy
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
FERC 2018 Settlement Period	January 1, 2018 through November 11, 2019
FHPMA	Fire Hazard Prevention Memorandum Account
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
GWh	gigawatt-hours
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 23, 2020
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County on December 4, 2017
kV	unit of electrical potential equal to 1000 volts
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Montecito Mudslides	the mudslides and flooding in Montecito, Santa Barbara County, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
ROE	return on common equity
RPS	Renewables portfolio standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018
TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area Ventura County on December 4, 2017
TOU	Time-Of-Use
US EPA	U.S. Environmental Protection Agency
VCFD	The Ventura County Fire Department
WEMA	Wildfire Expense Memorandum Account
WMP
a wildfire mitigation plan required to be filed every three years under AB 1054 to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment

Wildfire Insurance Fund	The insurance fund established under AB 1054
Woolsey Fire	a wind-driven fire that originated in Ventura County in November 2018

v

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

•
ability of SCE to recover its costs through regulated rates, including costs related to uninsured wildfire-related and mudslide-related liabilities, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred to implement SCE's new customer service system and costs incurred as a result of the COVID-19 pandemic;

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

•
pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results;

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

•	ability of Edison International to develop competitive businesses, manage new business risks, and recover and earn a return on its investment in newly developed or acquired businesses.
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2019 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2019 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC.
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
The MD&A for the three months ended March 31, 2020 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2019 and as compared to the three months ended March 31, 2019. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2019 (the "2019 MD&A"), which was included in the 2019
Form 10-K.

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

	Three months ended March 31,
(in millions)	2020	2019	Change
Net income (loss) attributable to Edison International
SCE	$219	$293	$(74)
Edison International Parent and Other	(36)	(15)	(21)
Edison International	183	278	(95)
Less: Non-core items
SCE	(42)	72	(114)
Edison International Parent and Other	(3)	—	(3)
Total non-core items	(45)	72	(117)
Core earnings (losses)
SCE	261	221	40
Edison International Parent and Other	(33)	(15)	(18)
Edison International	$228	$206	$22
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
Edison International's first quarter 2020 earnings decreased $95 million from the first quarter of 2019, resulting from a decrease in SCE's earnings of $74 million and an increase in Edison International Parent and Other's losses of $21 million. SCE's lower earnings consisted of $114 million of higher non-core losses and $40 million of higher core earnings. The increase in core earnings was primarily due to timing of the receipt of the 2018 GRC final decision in the second quarter of 2019 and higher FERC revenue, partially offset by higher operation and maintenance expenses primarily from higher vegetation management expenses.
Edison International Parent and Other's increase in losses for the three months ended March 31, 2020 was primarily due to higher interest expense.

Consolidated non-core items for the three months ended March 31, 2020 and 2019 primarily included:

•
A charge of $84 million ($60 million after-tax) recorded in 2020 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.

•
An income tax benefit of $18 million and income tax expense of $3 million recorded in 2020 for SCE and Edison International Parent and Other, respectively, due to re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.

•	Income tax benefits of $69 million recorded in 2019 for SCE related to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019 to provide guidance on the implementation of Tax Reform. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates and other deferred tax re-measurement belongs to shareholders.
COVID-19
Southern California began experiencing the impacts of the COVID-19 pandemic in the first quarter of 2020. The total impacts of the pandemic are still emerging and will vary depending on the severity of impacts on the society and economy of the US and California, but it may have a material impact on SCE's ability to execute its planned work, including wildfire mitigation and capital projects and on the liquidity, cash flows and results of operations of Edison International and SCE. Factors that may increase in severity or that may emerge to cause these impacts include lack of availability of company and contractor employees to perform their job functions, supply chain disruptions, stop-work orders and limitations on the ability to obtain permits for work from local governments, reduced electricity usage by commercial and industrial customers partially offset by increased electricity usage by residential customers, non-payment due to the economic impacts on the community served by SCE and restricted access to, or increased costs of accessing, banking and capital markets.
Decoupling revenue mechanisms allow for differences in revenue resulting from actual and forecast volumetric electricity sales to be collected from or refunded to ratepayers and therefore insulate SCE's short-term earnings from reductions in electricity usage.
The ongoing pandemic has already affected the operations of Edison International and SCE with all employees who, in the companies' assessment, can work remotely and perform their job functions effectively, directed to do so. Some employees and contract workers will continue to work at SCE facilities or in the field to maintain operations and perform critical work to protect public safety and reduce the risk of wildfires.
In March 2020, to protect customers during the statewide emergency caused by the COVID-19 pandemic, SCE suspended disconnections for nonpayment and implemented flexible payment plans for all residential and non-residential customers. For the quarter ending March 31, 2020, the COVID-19 pandemic caused an increase in the estimated allowance for uncollectible accounts of $8 million. Edison International and SCE anticipate a heightened level of bad expense to continue as a result of the economic impact of the pandemic and the consumer protections put in place. SCE expects to request recovery of any 2020 bad debt expense above amounts authorized in the 2018 GRC as a result of the customer protection measures taken through a COVID-19 pandemic protections memorandum account, established in accordance with the April 2020 emergency authorization of the CPUC. Recoveries for uncollectible accounts are calculated as a percentage of revenue in rates; the 2018 GRC set the uncollectible factor as 0.211%. In 2019, SCE recovered $23 million of uncollectible accounts. For the quarter ending March 31, 2020, the uncollectible account expense was $17 million. It is likely that the level of uncollectible expense will exceed 2020 authorized levels in the second quarter of 2020.
A catastrophic event memorandum account has been established to track the costs associated with complying with governmental agency orders due to the COVID-19 pandemic and SCE expects to seek recovery of incremental costs incurred as a direct result of the COVID-19 pandemic through this or other regulatory mechanisms.
For further information see "Risk Factors."

Wildfire Mitigation and Wildfire Insurance Expenses
In response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California, SCE is currently incurring wildfire mitigation and wildfire insurance related spending at levels significantly exceeding amounts authorized in its 2018 GRC. Several regulatory mechanisms, including but not limited to the GS&RP memorandum account, the FHPMA, the WMP memorandum account and the WEMA, exist to allow SCE to track and seek recovery of these incremental costs. In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs. For certain wildfire mitigation and wildfire insurance expenses SCE performs its assessment of future recovery after its year to date spending exceeds the amounts authorized for the full calendar year under its current revenue requirement. As of March 31, 2020, SCE has recognized $434 million of regulatory assets related to incremental wildfire mitigation expenses, including depreciation expense from $900 million of total incremental capital expenditures, and $375 million of regulatory assets related to incremental wildfire insurance expenses in the WEMA. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets. SCE has recorded a further $164 million of incremental expenses that will be subject to reasonableness reviews through the GS&RP and the 2021 GRC proceedings.
Grid Safety and Resiliency Program
In April 2020, the CPUC approved a settlement agreement between SCE and certain parties to SCE's GS&RP proceeding. Under the settlement, SCE is authorized to spend approximately $526 million ($407 million capital) in 2018 dollars between 2018 and 2020. SCE will include the authorized revenue requirement in rates and establish a balancing account to track the difference between actual GS&RP costs and amounts authorized. If spending is less than authorized, SCE will refund those amounts to customers. If spending is in excess of forecasted amounts, or in excess of 115% of forecasted amounts for certain activities, SCE will present those costs for reasonableness review in the 2021 GRC. Additionally, SCE's recovery of tree removal costs is capped at a specific average authorized unit cost and a total volume of trees.
Through March 31, 2020, SCE has incurred $466 million of capital expenditures, of which $21 million will be subject to a reasonableness review, and $49 million of operations and maintenance expenses.
2021 General Rate Case Wildfire Mitigation Memorandum Account Balances
For purposes of evaluating SCE's recovery of 2018-2020 wildfire mitigation costs, the CPUC has incorporated additional tracks into the 2021 GRC proceeding. Under the adopted schedule, most incremental wildfire mitigation costs from 2018 and 2019 are to be reviewed in track 2 and incremental wildfire mitigation costs from 2020, and all GS&RP costs above settled amounts, are to be reviewed in track 3 of the 2021 GRC proceeding.
In March 2020, SCE made its 2021 GRC track 2 filing with the CPUC for review and approval of $302 million of capital expenditures and $509 million of operation and maintenance expenses incremental to amounts authorized in SCE's 2018 GRC and not associated with SCE's GS&RP application. The GRC track 2 expenditures predominantly related to enhanced overhead inspections, an expanded vegetation management program and expert consultant contract labor costs supporting SCE's wildfire mitigation activities. The majority of these expenditures are associated with the WMP memorandum account and the FHPMA. The capital revenue requirement recorded in memorandum accounts mainly represents depreciation expense, taxes, and return. After flow through tax effects and excluding the revenue requirement associated with AB 1054 Excluded Capital Expenditures, the GRC track 2 filing resulted in an additional requested revenue requirement of $500 million.
The schedule for SCE's 2021 GRC includes proposed decisions on track 2 and track 3 in the first quarters of 2021 and 2022, respectively.

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
SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events is ongoing, and SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation processes. Final determinations of liability for the 2017/2018 Wildfire/Mudslide Events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require a liability to be accrued under accounting standards. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the 2017/2018 Wildfire/Mudslide Events.
At both March 31, 2020 and December 31, 2019, Edison International's and SCE's balance sheets include accrued liabilities of $4.5 billion for the 2017/2018 Wildfire/Mudslide Events. The accrued liability corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The process for estimating losses associated with wildfire litigation claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims.
Edison International and SCE will seek to offset any actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. As of March 31, 2020, Edison International and SCE have remaining expected recoveries from insurance of $1.7 billion and through FERC electric rates of $113 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.
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
SCE and SDG&E have collectively made their initial contributions totaling approximately $2.7 billion to the Wildfire Insurance Fund. While PG&E has committed to make an initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund upon emergence from bankruptcy, its participation in, and contributions to the fund are subject to it resolving its bankruptcy proceeding and meeting certain other conditions prior to June 30, 2020. SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $1.1 billion to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period, of which SCE and SDG&E have made their initial annual contributions totaling approximately $107 million. If PG&E participates in the Wildfire Insurance Fund, it is expected to make aggregate contributions of approximately $1.9 billion to the fund through annual contributions over the same 10-year period. In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their ratepayers over a 15-year period through a dedicated rate component. Based on a decision adopted by the CPUC in October 2019 in the Order Instituting Rulemaking to Consider Authorization of a Non-Bypassable Charge to Support the Wildfire Insurance Fund, PG&E's ratepayers will not be required to contribute to the fund if PG&E does not participate in the Wildfire Insurance Fund. The amount collected from ratepayers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility ratepayers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund.
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

Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows subject, in some instances, to the AB 1054 Liability Cap. A utility will not be eligible for the AB 1054 Liability Cap if it does not maintain a valid safety certification or its actions or inactions that resulted in the wildfire are found to constitute conscious or willful disregard of the rights and safety of others. On July 25, 2019, SCE obtained its initial safety certification that will be valid for twelve months. Based on SCE's 2020 rate base and assuming the equity portion of SCE's capital structure is 52% (SCE's CPUC authorized capital structure), SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2020 would be capped at approximately $3.0 billion. SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently, the AB 1054 Liability Cap will terminate when the administrator determines that the fund has been exhausted.
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
Utilities participating in the Wildfire Insurance Fund are not required to reimburse the fund for amounts withdrawn from the fund that the CPUC finds were prudently incurred and can recover such prudently incurred wildfire costs through electric rates if the fund has been exhausted.
Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019 cannot be included in the equity portion of SCE's rate base. SCE can apply for an irrevocable order from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. SCE expects to finance this capital requirement by issuing securitized bonds. As of March 31, 2020, SCE has spent $601 million on AB 1054 Excluded Capital Expenditures.
For further information, see in the 2019 Form 10-K "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054" and in this report "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" and "Legal Proceedings."
Capital Program
Total capital expenditures (including accruals) were $1.0 billion and $856 million for the first three months of 2020 and 2019, respectively. The 2020 actual capital spending may be affected by changes in regulatory, environmental and engineering design requirements, permitting and project delays, cost and availability of labor, equipment and materials and other factors. SCE's 2020 capital program has experienced delays due to the COVID-19 pandemic as a result of efforts to minimize outages for customers subject to stay home orders. SCE is currently assessing the impact of this and the broader potential impacts of the COVID-19 pandemic on its ability to execute the 2020 capital program as planned. For further information regarding the COVID-19 pandemic see "— COVID-19." For further information regarding the capital program see "Liquidity and Capital Resources—SCE—Capital Investment Plan."

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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended March 31, 2020 versus March 31, 2019

	Three months ended March 31, 2020			Three months ended March 31, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,741	$1,039	$2,780	$1,550	$1,266	$2,816
Purchased power and fuel	2	926	928	—	1,005	1,005
Operation and maintenance	717	142	859	589	280	869
Wildfire insurance fund expense	84	—	84	—	—	—
Depreciation and amortization	483	—	483	480	—	480
Property and other taxes	110	—	110	109	—	109
Other operating income	—	—	—	(5)	—	(5)
Total operating expenses	1,396	1,068	2,464	1,173	1,285	2,458
Operating income (loss)	345	(29)	316	377	(19)	358
Interest expense	(194)	—	(194)	(178)	—	(178)
Other income	23	29	52	19	19	38
Income before income taxes	174	—	174	218	—	218
Income tax benefit	(75)	—	(75)	(105)	—	(105)
Net income	249	—	249	323	—	323
Preferred and preference stock dividend requirements	30	—	30	30	—	30
Net income available for common stock	$219	$—	$219	$293	$—	$293
Net income available for common stock			$219			$293
Less: Non-core (expense)/income			(42)			72
Core earnings[1]			$261			$221

[1]	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:

•	Higher operating revenue of $191 million primarily due to the following:

•
An increase in CPUC-related revenue of $166 million primarily due the adoption of the 2018 GRC final decision. This increase is due to SCE recording revenue in 2020 based on the 2018 GRC final decision in comparison to recording revenue in the first quarter of 2019 based on 2017 adjusted authorized revenue.

•
An increase in FERC-related revenue of $23 million primarily due to favorable earnings from a higher proportion of equity in SCE's actual capital structure used in setting FERC rates, higher FERC rate base and higher operating costs subject to balancing account treatment.

•	Higher operation and maintenance costs of $128 million primarily due to:

•
Increased expenses of $66 million due to higher vegetation management costs and other wildfire mitigation costs, partially offset by lower inspection and preventative maintenance costs. Vegetation management costs were higher in 2020 due to higher prevailing wages required by California Senate Bill 247 and increased scope of work.

•	Higher wildfire insurance expenses of $20 million due to the authorization to recover certain 2018 wildfire insurance expenses reducing expenses in the first quarter of 2019.

•	Higher employee benefit expenses of $20 million resulting primarily from the payout of 2019 short-term incentive compensation.

•
Other increased expenses of $35 million primarily due to higher expense from the allowance for doubtful accounts primarily due to the COVID-19 pandemic, higher workers' compensation costs and expenses subject to balancing account treatment.

•
Higher wildfire insurance fund expense of $84 million for amortization of contributions to the Wildfire Insurance Fund for insurance protection. See "Management Overview—Southern California Wildfires and Mudslides" for further information.

•	Higher interest expense of $16 million primarily due to increased borrowings.

•
Lower income tax benefit of $30 million primarily due to the absence of 2019 income tax benefits of $69 million related to changes in the allocation of deferred tax re-measurement between customers and shareholders, partially offset by 2020 income tax benefits of $18 million due to re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit and lower pre-tax income.

Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:

•
Lower purchased power and fuel costs of $79 million driven by lower power and gas prices, lower load related to energy efficiency and customer departures to CCAs and lower charges from contract amendments, partially offset by lower congestion revenue right credits. In addition, CAISO issued invoices that revised FERC tariffs for interest costs associated with scheduling coordinator activities. This resulted in a generation surcharge of $59 million reflected as an additional purchased power expense and a transmission refund of $66 million as a reduction in operation and maintenance expense.

•
Lower operation and maintenance costs of $138 million driven by the authorization to recover 2018 wildfire insurance costs that had been deferred as regulatory assets increasing expenses in 2019, the CAISO refund of $66 million mentioned above and lower transmission access charges.

•
Higher other income of $10 million primarily driven by higher net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $2.5 billion and $2.6 billion for the three months ended March 31, 2020 and 2019 respectively.
The decrease for the three months ended March 31, 2020 compared to the same period in 2019 is primarily due to lower cost-recovery activities related to wildfire insurance expenses, partially offset by higher CPUC revenue due to the adoption of the 2018 GRC final decision. See "—Cost-Recovery Activities" and "—Earnings Activities" for further details.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.
Income Taxes
SCE's income tax benefit decreased by $30 million for the three months ended March 31, 2020 compared to the same period in 2019.
The effective tax rates were (43.1)% and (48.2)% for the three months ended March 31, 2020 and 2019, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate increase for the three months ended March 31, 2020 is primarily due to absence of the 2019 excess deferred tax re-measurement between customers and shareholders that resulted from a CPUC resolution, partially offset by tax benefits from re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit and higher tax benefits on property-related items recorded in 2020 as a result of 2018 GRC final decision.
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
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2020	2019
Edison Energy Group and subsidiaries	$(2)	$(3)
Corporate expenses and other subsidiaries	34	12
Total Edison International Parent and Other	$(36)	$(15)
The loss from operations of Edison International Parent and Other increased $21 million for the three months ended March 31, 2020 compared to the same period in 2019.
The increase for the three months ended March 31, 2020 is primarily driven by higher interest expense as a result of increased borrowings, higher corporate expenses and a charge of $3 million due to re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.

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
The COVID-19 pandemic may cause restricted access to, or increased costs of accessing, bank and capital markets. As a precaution, in March and April 2020, SCE brought forward debt issuances that had been planned for later in the year to provide additional financing flexibility given possible future market uncertainty. For further details, see "Management Overview—COVID-19" and "—Available Liquidity."
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market financings, and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facility to fund cash requirements.
SCE expects to finance the approximately $1.6 billion of AB 1054 Excluded Capital Expenditures by issuing securitized bonds. For further information, see "Management Overview—Southern California Wildfires and Mudslides." Prior to issuance of such bonds, other debt instruments are being used to temporarily finance the expenditures, including a term loan of $475 million and a 364-day revolving credit facility for $800 million entered into during the first quarter of 2020.
SCE's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit agencies in the first quarter of 2019. SCE's rating outlook has remained stable, after the passage of AB 1054 and the establishment of the Wildfire Insurance Fund, which provided the Liability Cap and the new standard that the CPUC must apply when assessing the prudency of a utility. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Long-term Issuer Credit Rating	Baa2	BBB-	BBB
Outlook	Stable	Stable	Stable
SCE's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. The broad economic impacts of the COVID-19 pandemic may also affect SCE's credit rating. For further information see "Management Overview—COVID-19" and "Risk Factors." Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade from the major credit rating agencies. Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade are $39 million as of March 31, 2020. In addition, if SCE's credit rating falls below investment grade, it may be required to post up to $50 million in collateral, in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs. Furthermore, if SCE was downgraded below investment grade, counterparties may also institute new collateral requirements for future transactions. For further details, see "—Margin and Collateral Deposits."

Available Liquidity
At March 31, 2020, SCE had approximately $2.8 billion available under its $3.0 billion credit facility and cash on hand of $451 million. The credit facility is available for borrowing needs until May 2024 and may be extended for one additional year with the lenders' approval. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained.
In the first quarter of 2020, SCE entered into a 364-day revolving credit facility for $800 million. The credit facility is available for borrowing needs until March 2021 and may be extended for two 364-day periods, at the lenders' discretion. The aggregate maximum principal amount under the revolving credit facility may be increased up to $1.1 billion, provided that additional lender commitments are obtained. At March 31, 2020, SCE had no borrowings under the facility. The facility is expected to fund future AB 1054 Excluded Capital Expenditures until an anticipated issuance of securitized bonds. In the first quarter of 2020, SCE also borrowed $475 million under a term loan agreement due in March 2021 to repay commercial paper borrowings temporarily used to fund AB 1054 Excluded Capital Expenditures.
In the first quarter of 2020, SCE issued a total of $1.7 billion of first and refunding mortgage bonds. The proceeds were used to repay SCE's commercial paper borrowings and repurchase tax-exempt pollution control bonds that were subject to re-marketing. SCE continues to hold the tax-exempt pollution control bonds and plans to re-market them subject to market conditions. In April 2020, SCE issued $600 million of first and refunding mortgage bonds due in 2025. The proceeds were used to finance undercollections of revenues SCE is authorized to recover from customers through regulatory balancing accounts. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities or other borrowings, subject to availability in the bank and capital markets. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company contributions to SCE equity in order to meet its obligations as they become due, including any potential costs related to the 2017/2018 Wildfire/Mudslide Events. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Debt Covenant
SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At March 31, 2020, SCE's debt to total capitalization ratio was 0.49 to 1.
At March 31, 2020, SCE was in compliance with all financial covenants that affect access to capital.
Capital Investment Plan
Major Transmission Projects
Riverside Transmission Reliability Project
In October 2018, the CPUC issued an environmental report that identified a new route alternative, as the environmentally preferred project and proposed an additional underground section of the proposed 220-kV power line. In March 2020, the alternative project with revised scope and an updated cost of $584 million was approved by CPUC. The scheduled in-service date of the project has been extended from 2024 to 2026.
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
Prior to January 1, 2020, under SCE's interpretation of CPUC regulations and capital structure decisions, the common equity component of SCE's capital structure was required to remain at or above 48% on a weighted average basis over the 37-month period that SCE's capital structure was in effect for ratemaking purposes and SCE was required to file an application for a waiver of the 48% equity ratio condition discussed above if an adverse financial event reduces its spot equity ratio below 47%. Effective January 1, 2020, the common equity component of SCE's authorized capital structure was increased from 48% to 52% on a weighted average basis over the period that SCE's capital structure is in effect for ratemaking purposes. For further information, see "Management Overview—2020 Cost of Capital Application" in the 2019 MD&A. Under AB 1054,

the impact of SCE's contributions to the Wildfire Insurance Fund are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
In February 2019, SCE submitted an application to the CPUC for waiver of compliance with the equity ratio requirement applicable at that time, describing that while the initial $1.8 billion net charge accrued as of December 31, 2018 in connection with the 2017/2018 Wildfire/Mudslide Events caused its equity ratio to fall below 47% on a spot basis as of December 31, 2018, SCE remained in compliance with the 48% equity ratio over the applicable 37-month average basis. In April 2020, the CPUC issued a proposed decision on SCE's application that, if adopted, would allow SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. The temporary exclusion will lapse two years from the issuance of a final decision or when a determination regarding cost recovery for the 2017/2018 Wildfire/Mudslide Events is made, whichever comes earlier. If the CPUC has not made a determination regarding cost recovery within two years of issuance of a final decision, SCE is permitted to file another application for a waiver of compliance with its equity ratio requirement. If the proposed decision is adopted, SCE will be required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the $1.8 billion net charge and was 45.2% as of December 31, 2018. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
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
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at March 31, 2020 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2020 if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

(in millions)
Collateral posted as of March 31, 2020[1]	$228
Incremental collateral requirements for purchase power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	39
Incremental collateral requirements for purchase power and fuel contracts resulting from adverse market price movement[3]	23
Posted and potential collateral requirements	$290

[1]
Net collateral provided to counterparties and other brokers consisted of $176 million in letters of credit and surety bonds and $52 million of cash collateral, of which $30 million was offset against net derivative liabilities and $22 million was reflected in "Other current assets" on the consolidated balance sheets.

[2]
Power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions, at the time of a downgrade not reflected above. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.

[3]
Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2020 due to adverse market price movements over the remaining lives of existing power contracts using a 95% confidence level.

Decommissioning of San Onofre
Due to the emergency circumstances involving the COVID-19 pandemic and related governmental orders restricting non-essential work activities, SCE has decided to delay commencing major decommissioning activities at San Onofre. SCE will assess the appropriate timing for commencing major decommissioning activities based in part on when governmental restrictions are relaxed. As of the date of this report, SCE is continuing fuel transfer operations and other critical work at San Onofre.
In March 2020, the CPUC approved disbursements from SCE's nuclear decommissioning trusts to cover forecasted 2020 decommissioning costs, of which SCE's share is $406 million.
Edison International Parent and Other
In the next 12 months, Edison International expects to fund its net cash requirements through cash on hand, dividends from SCE, and capital market and bank financings, including by issuing additional debt and equity, as needed. Edison International may finance its ongoing cash requirements, including common stock dividends, working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with short-term or other financings, subject to availability in the bank and capital markets.
The COVID-19 pandemic may cause restricted access to, or increased costs of accessing, bank and capital markets. As a precaution, in March and April 2020, Edison International brought forward debt issuances that had been planned for later in the year to provide additional financing flexibility given possible future market uncertainty. For further details, see "Management Overview—COVID-19."
At March 31, 2020, Edison International Parent had no borrowings on its $1.5 billion credit facility and cash on hand of $886 million. The credit facility is available for borrowing needs until May 2024, and may be extended for one additional year with the lenders' approval. Under certain circumstances, the aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained.
In the first quarter 2020, Edison International Parent borrowed $800 million under a term loan agreement. The proceeds were used for general corporate purposes. In April 2020, Edison International Parent issued $400 million of senior notes due 2025. The proceeds were used to repay all $400 million of Edison International Parent's outstanding Senior Notes due 2020. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
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
Edison International Parent expects to make further capital contributions to SCE in 2020 to increase the common equity component of its capital structure to 52% on a weighted average basis over the period that SCE's capital structure is in effect for ratemaking purposes, factoring in the CPUC waiver of compliance with the equity ratio requirement to the extent it is approved by the CPUC. For further information, see "—SCE—SCE Dividends."
Edison International Parent's credit facility and term loan require a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At March 31, 2020, Edison International Parent's consolidated debt to total capitalization ratio was 0.58 to 1.
At March 31, 2020, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Edison International Parent's long-term issuer credit ratings remain at investment grade levels. Edison International Parent's rating outlook has remained stable, after the passage of AB 1054 and the establishment of the Wildfire Insurance Fund, which provided the Liability Cap and the new standard that the CPUC must apply when assessing the prudency of a utility. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Long-term Issuer Credit Rating	Baa3	BBB-	BBB
Outlook	Stable	Stable	Stable
Edison International Parent's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. The broad economic impacts of the COVID-19 pandemic may also affect Edison International's credit rating. For further information see "Management Overview—COVID-19" and "Risk Factors." Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.
Historical Cash Flows
SCE

	Three months ended March 31,
(in millions)	2020	2019
Net cash provided by operating activities	$334	$247
Net cash provided by financing activities	1,368	1,063
Net cash used in investing activities	(1,274)	(986)
Net increase in cash, cash equivalents and restricted cash	$428	$324

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the three months ended March 31, 2020 and 2019.

	Three months ended March 31,		Change in cash flows
(in millions)	2020	2019	2020/2019
Net income	$249	$323
Non-cash items[1]	535	370
Subtotal	784	693	$91
Changes in cash flow resulting from working capital[2]	(107)	(271)	164
Regulatory assets and liabilities	(372)	(96)	(276)
Other noncurrent assets and liabilities[3]	29	(79)	108
Net cash provided by operating activities	$334	$247	$87

[1]	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.

[2]	Changes in working capital items include receivables, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.

[3]	Includes changes in wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash provided by operating activities was impacted by the following:
Net income and non-cash items increased in 2020 by $91 million primarily due to timing of the receipt of the 2018 GRC final decision in the second quarter of 2019, higher FERC revenue and changes in the non-cash adjustment of deferred income taxes of $(47) million and $(109) million in 2020 and 2019, respectively, partially offset by higher operation and maintenance expenses primarily from higher vegetation management expenses.
Net cash outflow for working capital was $107 million and $271 million during the three months ended March 31, 2020 and 2019, respectively. Net cash outflow in 2020 is primarily due to timing of disbursements of $226 million. Net cash for working capital in both periods was impacted by insurance premium payments of $72 million and $413 million for wildfire-related coverage in 2020 and 2019, respectively, partially offset by a change in receivables from customers of $70 million and $32 million in 2020 and 2019, respectively.
Net cash used in regulatory assets and liabilities, including changes in undercollections of balancing accounts was $(372) million and $(96) million during the three months ended March 31, 2020 and 2019, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2020

•
Net undercollections of BRRBA were $101 million at March 31, 2020, compared to net overcollections of $328 million at December 31, 2019. Net undercollections increased by $429 million primarily due to refunds of prior overcollections (including incremental tax benefits and overcollections of distribution revenue that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision) and current year undercollections due to lower than forecasted sales volumes.

•
Additional undercollections of $79 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

•
Higher cash due to $110 million of overcollections related to the timing of receiving GHG auction revenue and low carbon fuel standard credit sales, and the related refunds and rebates to eligible customers. SCE is accelerating the semi-annual payment of California climate credits to customers, normally made in the fourth quarter, into the second quarter of 2020 pursuant to an April 2020 CPUC decision.

•
Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $45 million primarily due to recovery of prior ERRA undercollections, partially offset by lower sales than forecasted in rates in ERRA, refunds of prior overcollections from the New System Generation Balancing Account and refund of 2019 and 2018 overcollections of generation revenue over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision.
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

Cash flows provided by (used in) other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($27 million in both 2020 and 2019) and SCE's payments of decommissioning costs ($43 million and $73 million in 2020 and 2019, respectively). See "Nuclear Decommissioning Activities" below for further discussion. Also includes wildfire related insurance recovery of $58 million in 2020.
Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the three months ended March 31, 2020 and 2019. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Three months ended March 31,
(in millions)	2020	2019
Issuances of first and refunding mortgage bonds, net of discount and issuance costs	$1,719	$1,087
Issuance of term loan	475	750
Capital contribution from Edison International Parent	269	—
Long-term debt matured	(40)	(40)
Short-term debt repayments, net of borrowings and discount	(550)	(691)
Payments of common stock dividends to Edison International	(469)	—
Payments of preferred and preference stock dividends	(36)	(36)
Other	—	(7)
Net cash provided by financing activities	$1,368	$1,063
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($1.3 billion and $1.1 billion for the three-month periods ended March 31, 2020 and 2019, respectively). In addition, SCE had a net (purchase) redemption of nuclear decommissioning trust investments of $(14) million and $73 million during the three months ended March 31, 2020 and 2019, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2020	2019
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$27	$27
SCE's decommissioning costs	(43)	(73)
Net cash provided by investing activities:
Proceeds from sale of investments	1,407	1,208
Purchases of investments	(1,421)	(1,135)
Net cash impact	$(30)	$27
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($43 million and $73 million in 2020 and 2019, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($13 million and $100 million in 2020 and 2019, respectively).
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Three months ended March 31,
(in millions)	2020	2019
Net cash used in operating activities	$(19)	$(37)
Net cash provided by (used in) financing activities	863	(54)
Net cash used in investing activities	(4)	—
Net increase (decrease) in cash and cash equivalents	$840	$(91)
Net Cash Used in Operating Activities
Net cash used in operating activities was impacted by the following:

•	$19 million and $37 million cash outflow from operating activities in 2020 and 2019, respectively, primarily due to payments relating to interest and operating costs.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was as follows:

	Three months ended March 31,
(in millions)	2020	2019
Dividends paid to Edison International common shareholders	$(226)	$(200)
Dividends received from SCE	469	—
Capital contribution to SCE	(269)	—
Issuance of common stock	74	—
Issuance of term loan	800	—
Short-term debt borrowings, net of repayments and discount	—	153
Other	15	(7)
Net cash provided by (used in) financing activities	$863	$(54)

Contingencies
SCE has contingencies related to wildfire and mudslide events, wildfire insurance, environmental remediation, nuclear insurance, spent nuclear fuel and the Tehachapi Transmission Project, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2019 Form 10-K. For a further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."
Commodity Price Risk
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $33 million and $86 million on SCE's consolidated balance sheets at Mach 31, 2020 and December 31, 2019, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2020, SCE's power and gas trading counterparty credit risk exposure was $53 million, which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating. At March 31, 2020 the majority of SCE's power and gas trading counterparty credit risk exposure was to CAISO market participants. The broad economic impacts of the COVID-19 pandemic are still emerging and may increase credit risk across CAISO market participants, as of March 31, 2020, no impacts had been noted.
For more information related to credit risks, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a discussion of Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the year-ended 2019 MD&A.
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2020	2019
Total operating revenue	$2,790	$2,824
Purchased power and fuel	928	1,005
Operation and maintenance	881	882
Wildfire Insurance Fund expense	84	—
Depreciation and amortization	484	480
Property and other taxes	111	110
Other operating income	—	(5)
Total operating expenses	2,488	2,472
Operating income	302	352
Interest expense	(225)	(194)
Other income	52	38
Income before taxes	129	196
Income tax benefit	(84)	(112)
Net income	213	308
Preferred and preference stock dividend requirements of SCE	30	30
Net income attributable to Edison International common shareholders	$183	$278
Basic earnings per share:
Weighted average shares of common stock outstanding	363	326
Basic earnings per common share attributable to Edison International common shareholders	$0.50	$0.85
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	364	327
Diluted earnings per common share attributable to Edison International common shareholders	$0.50	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2020	2019
Net income	$213	$308
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	2
Other comprehensive income, net of tax	2	2
Comprehensive income	215	310
Less: Comprehensive income attributable to noncontrolling interests	30	30
Comprehensive income attributable to Edison International	$185	$280

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$1,337	$68
Receivables, less allowances of $60 and $50 for uncollectible accounts at respective dates	795	788
Accrued unbilled revenue	409	488
Inventory	363	364
Income tax receivables	131	118
Prepaid expenses	158	214
Derivative assets	51	81
Regulatory assets	1,225	1,009
Wildfire Insurance Fund contributions	323	323
Other current assets	119	107
Total current assets	4,911	3,560
Nuclear decommissioning trusts	4,267	4,562
Other investments	74	64
Total investments	4,341	4,626
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,147 and $9,958 at respective dates	44,733	44,198
Nonutility property, plant and equipment, less accumulated depreciation of $88 and $86 at respective dates	87	87
Total property, plant and equipment	44,820	44,285
Regulatory assets	6,294	6,088
Wildfire Insurance Fund contributions	2,687	2,767
Operating lease right-of-use assets	683	693
Other long-term assets	2,290	2,363
Total long-term assets	11,954	11,911

Total assets	$66,026	$64,382

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Short-term debt	$1,275	$550
Current portion of long-term debt	901	479
Accounts payable	1,454	1,752
Customer deposits	298	302
Regulatory liabilities	764	972
Current portion of operating lease liabilities	74	80
Other current liabilities	1,482	1,388
Total current liabilities	6,248	5,523
Long-term debt	19,125	17,864
Deferred income taxes and credits	5,173	5,078
Pensions and benefits	664	674
Asset retirement obligations	3,027	3,029
Regulatory liabilities	8,113	8,385
Operating lease liabilities	609	613
Wildfire-related claims	4,568	4,568
Other deferred credits and other long-term liabilities	2,955	3,152
Total deferred credits and other liabilities	25,109	25,499
Total liabilities	50,482	48,886
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 363,476,346 and 361,985,133 shares issued and outstanding at respective dates)	5,085	4,990
Accumulated other comprehensive loss	(67)	(69)
Retained earnings	8,333	8,382
Total Edison International's common shareholders' equity	13,351	13,303
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Total equity	15,544	15,496

Total liabilities and equity	$66,026	$64,382

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2020	2019
Cash flows from operating activities:
Net income	$213	$308
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	501	498
Allowance for equity during construction	(21)	(17)
Deferred income taxes	(58)	(114)
Wildfire Insurance Fund amortization expense	84	—
Other	23	1
Nuclear decommissioning trusts	14	(73)
Changes in operating assets and liabilities:
Receivables	(30)	9
Inventory	1	(30)
Accounts payable	(129)	31
Tax receivables and payables	31	82
Other current assets and liabilities	41	(381)
Regulatory assets and liabilities, net	(372)	(96)
Wildfire-related insurance receivable	58	—
Other noncurrent assets and liabilities	(41)	(8)
Net cash provided by operating activities	315	210
Cash flows from financing activities:
Long-term debt issued, net of premium, discount and issuance costs of $19 and $(13) for the respective periods	1,719	1,087
Long-term debt repaid	(40)	(40)
Term loan issued	1,275	750
Common stock issued	74	—
Short-term debt financing, net	(550)	(538)
Payments for stock-based compensation	(3)	(41)
Receipts from stock option exercises	13	22
Dividends and distribution to noncontrolling interests	(36)	(36)
Dividends paid	(226)	(200)
Other	5	5
Net cash provided by financing activities	2,231	1,009
Cash flows from investing activities:
Capital expenditures	(1,268)	(1,074)
Proceeds from sale of nuclear decommissioning trust investments	1,407	1,208
Purchases of nuclear decommissioning trust investments	(1,421)	(1,135)
Other	4	15
Net cash used in investing activities	(1,278)	(986)
Net increase in cash, cash equivalents and restricted cash	1,268	233
Cash, cash equivalents and restricted cash at beginning of period	70	152
Cash, cash equivalents and restricted cash at end of period	$1,338	$385

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2020	2019
Operating revenue	$2,780	$2,816
Purchased power and fuel	928	1,005
Operation and maintenance	859	869
Wildfire Insurance Fund expense	84	—
Depreciation and amortization	483	480
Property and other taxes	110	109
Other operating income	—	(5)
Total operating expenses	2,464	2,458
Operating income	316	358
Interest expense	(194)	(178)
Other income	52	38
Income before taxes	174	218
Income tax benefit	(75)	(105)
Net income	249	323
Less: Preferred and preference stock dividend requirements	30	30
Net income available for common stock	$219	$293

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2020	2019
Net income	$249	$323
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	1
Other comprehensive income, net of tax	2	1
Comprehensive income	$251	$324

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$451	$24
Receivables, less allowances of $60 and $49 for uncollectible accounts at respective dates	785	777
Accrued unbilled revenue	409	488
Inventory	363	364
Income tax receivables	158	148
Prepaid expenses	158	213
Derivative assets	51	81
Regulatory assets	1,225	1,009
Wildfire Insurance Fund contributions	323	323
Other current assets	114	103
Total current assets	4,037	3,530
Nuclear decommissioning trusts	4,267	4,562
Other investments	55	46
Total investments	4,322	4,608
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,147 and $9,958 at respective dates	44,733	44,198
Nonutility property, plant and equipment, less accumulated depreciation of $81 and $80 at respective dates	82	83
Total property, plant and equipment	44,815	44,281
Regulatory assets	6,294	6,088
Wildfire Insurance Fund contributions	2,687	2,767
Operating lease right-of-use assets	679	689
Long-term insurance receivables due from affiliate	803	803
Other long-term assets	1,434	1,507
Total long-term assets	11,897	11,854

Total assets	$65,071	$64,273

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2020	December 31, 2019
LIABILITIES AND EQUITY
Short-term debt	$475	$550
Current portion of long-term debt	901	79
Accounts payable	1,454	1,779
Customer deposits	298	302
Regulatory liabilities	764	972
Current portion of operating lease liabilities	73	79
Other current liabilities	1,193	1,298
Total current liabilities	5,158	5,059
Long-term debt	15,991	15,132
Deferred income taxes and credits	6,559	6,451
Pensions and benefits	228	237
Asset retirement obligations	3,027	3,029
Regulatory liabilities	8,113	8,385
Operating lease liabilities	606	610
Wildfire-related claims	4,568	4,568
Other deferred credits and other long-term liabilities	2,775	2,975
Total deferred credits and other liabilities	25,876	26,255
Total liabilities	47,025	46,446
Commitments and contingencies (Note 12)
Preferred and preference stock	2,245	2,245
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	4,207	3,939
Accumulated other comprehensive loss	(37)	(39)
Retained earnings	9,463	9,514
Total equity	18,046	17,827

Total liabilities and equity	$65,071	$64,273

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2020	2019
Cash flows from operating activities:
Net income	$249	$323
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	499	497
Allowance for equity during construction	(21)	(17)
Deferred income taxes	(47)	(109)
Wildfire Insurance Fund amortization expense	84	—
Other	20	(1)
Nuclear decommissioning trusts	14	(73)
Changes in operating assets and liabilities:
Receivables	(30)	5
Inventory	1	(30)
Accounts payable	(156)	37
Tax receivables and payables	35	83
Other current assets and liabilities	43	(366)
Regulatory assets and liabilities, net	(372)	(96)
Wildfire-related insurance receivable	58	—
Other noncurrent assets and liabilities	(43)	(6)
Net cash provided by operating activities	334	247
Cash flows from financing activities:
Long-term debt issued, net of premium, discount and issuance costs of $19 and $(13) for the respective periods	1,719	1,087
Long-term debt repaid	(40)	(40)
Term loan issued	475	750
Capital contributions from Edison International Parent	269	—
Short-term debt financing, net	(550)	(691)
Payments for stock-based compensation	(5)	(26)
Receipts from stock option exercises	—	14
Dividends paid	(505)	(36)
Other	5	5
Net cash provided by financing activities	1,368	1,063
Cash flows from investing activities:
Capital expenditures	(1,267)	(1,074)
Proceeds from sale of nuclear decommissioning trust investments	1,407	1,208
Purchases of nuclear decommissioning trust investments	(1,421)	(1,135)
Other	7	15
Net cash used in investing activities	(1,274)	(986)
Net increase in cash, cash equivalents and restricted cash	428	324
Cash, cash equivalents and restricted cash at beginning of period	24	22
Cash, cash equivalents and restricted cash at end of period	$452	$346

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
Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2019 Form 10-K.
In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month periods ended March 31, 2020 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been conformed to the current period's presentation.
The December 31, 2019 financial statement data was derived from audited financial statements but does not include all disclosures required by GAAP.

Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Money market funds	$1,305	$31	$427	$—

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Book balances reclassified to accounts payable	$60	$75	$60	$74

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	March 31, 2020	December 31, 2019
Edison International:
Cash and cash equivalents	$1,337	$68
Short-term restricted cash[1]	1	2
Total cash, cash equivalents, and restricted cash	$1,338	$70
SCE:
Cash and cash equivalents	$451	$24
Short-term restricted cash[1]	1	—
Total cash, cash equivalents, and restricted cash	$452	$24

[1]	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. At March 31, 2020, this included the estimated impacts of the COVID-19 pandemic.
Earnings Per Share
Edison International computes earnings per common share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards, payable in common shares, which earn dividend equivalents on an equal basis with common shares once the awards are vested. See Note 13 for further information.
EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended March 31,
(in millions, except per-share amounts)	2020	2019
Basic earnings per share:
Net income attributable to common shareholders	$183	$278
Participating securities dividends	—	—
Net income available to common shareholders	$183	$278
Weighted average common shares outstanding	363	326
Basic earnings per share	$0.50	$0.85
Diluted earnings per share:
Net income attributable to common shareholders	$183	$278
Participating securities dividends	—	—
Net income available to common shareholders	$183	$278
Income impact of assumed conversions	—	—
Net income available to common shareholders and assumed conversions	$183	$278
Weighted average common shares outstanding	363	326
Incremental shares from assumed conversions	1	1
Adjusted weighted average shares – diluted	364	327
Diluted earnings per share	$0.50	$0.85

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 3,362,329 and 7,719,306 shares of common stock for the three months ended March 31, 2020 and 2019, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
New Accounting Guidance
Accounting Guidance Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to require the use of the current expected credit loss model to measure impairment of financial assets measured at amortized cost, including trade and other receivables, and the use of an allowance to record estimated credit losses on available-for-sale debt securities. Edison International and SCE adopted this guidance on January 1, 2020 using the prospective adoption approach to available-for-sale debt securities and the modified retrospective approach to all other financial assets. Edison International and SCE hold available-for-sale debt securities in nuclear decommissioning trusts and due to regulatory mechanisms, investment earnings and realized gains and losses have no impact on earnings. Unrealized gains and losses on decommissioning trust funds, including impairments, increase or decrease the trust assets and the related regulatory asset or liability and have no impact on electric utility revenue or decommissioning expense. Upon adoption of this guidance, SCE reviews each fixed income security for impairment on the last day of each month. If the fair value on the last day of the month is less than the amortized cost for that security, SCE impairs the disclosed amortized cost. See Note 10 for further information. The adoption of this guidance did not have a material impact on Edison International's and SCE's other financial assets including receivables.
In January 2017, the FASB issued an accounting standards update to simplify the accounting for goodwill impairment by changing the procedural steps to apply the goodwill impairment test. Edison International adopted this guidance on January 1, 2020 and any goodwill impairment will be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. At March 31, 2020, Edison International has $34 million of goodwill related to its Edison Energy reporting unit. Adoption of this guidance did not have an effect on Edison International's financial position or results of operating.
In August 2018, the FASB issued an accounting standards update which aligns the requirement for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal use software. The guidance also clarified presentation requirements for reporting implementation costs in the financial statements. Edison International and SCE adopted the standard on January 1, 2020 using the prospective adoption approach. The adoption of this guidance did not have a material impact on Edison International's and SCE's financial position or result of operations.
Accounting Guidance Not Yet Adopted
In August 2018, the FASB issued an accounting standards update to remove, modify and add certain disclosure requirements related to employer-sponsored defined benefit pension or other postretirement plans. The guidance is effective January 1, 2021 with early adoption permitted. Edison International and SCE are currently evaluating the impact of the guidance and do not expect the adoption of this standard will materially affect disclosures.
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate or another reference rate expected to be discontinued because of reference rate reform. The guidance may be adopted as of March 12, 2020 through December 31, 2022, and if elected, will apply to contract modifications made before December 31, 2022. SCE does not use hedge accounting for derivative transactions. Edison International and SCE are currently evaluating the remaining impact of the guidance.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the three months ended March 31, 2020:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2019	$4,990	$(69)	$8,382	$13,303	$2,193	$15,496
Net income	—	—	183	183	30	213
Other comprehensive income	—	2	—	2	—	2
Common stock issued, net of issuance cost	88	—	—	88	—	88
Common stock dividends declared ($0.6375 per share)	—	—	(232)	(232)	—	(232)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	7	—	—	7	—	7
Balance at March 31, 2020	$5,085	$(67)	$8,333	$13,351	$2,193	$15,544

The following table provides Edison International's changes in equity for the three months ended March 31, 2019:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2018	$2,545	$(50)	$7,964	$10,459	$2,193	$12,652
Net income	—	—	278	278	30	308
Other comprehensive income	—	2	—	2	—	2
Cumulative effect of accounting changes[1]	—	(10)	10	—	—	—
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(18)	(18)	—	(18)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at March 31, 2019	$2,550	$(58)	$8,034	$10,526	$2,193	$12,719

[1]
Edison International recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Cuts and Jobs Act ("Tax Reform.")

The following table provides SCE's changes in equity for the three months ended March 31, 2020:

(in millions, except per share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827
Net income	—	—	—	—	249	249
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	269	—	—	269
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock ($15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(5)	—	—	(5)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2020	$2,245	$2,168	$4,207	$(37)	$9,463	$18,046

The following table provides SCE's changes in equity for the three months ended March 31, 2019:

(in millions, except per share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	1	—	1
Cumulative effect of accounting change[1]				(5)	5	—
Dividends declared on common stock ($0.4599 per share)	—	—	—	—	(200)	(200)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock ($15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(12)	(12)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2019	$2,245	$2,168	$683	$(27)	$8,801	$13,870

[1]
SCE recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform.

Note 3.    Variable Interest Entities
A VIE is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.
Variable Interest in VIEs that are not Consolidated
Power Purchase Agreements
SCE has PPAs that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants, contracts with qualifying facilities and combined heat and power facilities that contain variable pricing provisions based on the price of natural gas and fixed price contracts for renewable energy. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2019 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,996 megawatts ("MW") and 4,722 MW at March 31, 2020 and 2019, respectively, and the amounts that SCE paid to these projects were $151 million and $153 million for the three months ended March 31, 2020 and 2019, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of March 31, 2020 and March 31, 2019, consisted of investments of $400 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Three months ended March 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2020
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6
2019
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6

Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2020 and December 31, 2019, nonperformance risk was not material for Edison International and SCE.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2020
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$4	$54	$(6)	$52
Money market funds and other	431	14	—	—	445
Nuclear decommissioning trusts:
Stocks[2]	1,393	—	—	—	1,393
Fixed Income[3]	569	2,209	—	—	2,778
Short-term investments, primarily cash equivalents	198	2	—	—	200
Subtotal of nuclear decommissioning trusts[4]	2,160	2,211	—	—	4,371
Total assets	2,591	2,229	54	(6)	4,868
Liabilities at fair value
Derivative contracts	—	53	2	(36)	19
Total liabilities	—	53	2	(36)	19
Net assets	$2,591	$2,176	$52	$30	$4,849

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$19	$83	$(15)	$87
Money market funds and other	4	14	—	—	18
Nuclear decommissioning trusts:
Stocks[2]	1,765	—	—	—	1,765
Fixed Income[3]	738	2,024	—	—	2,762
Short-term investments, primarily cash equivalents	98	48	—	—	146
Subtotal of nuclear decommissioning trusts[4]	2,601	2,072	—	—	4,673
Total assets	2,605	2,105	83	(15)	4,778
Liabilities at fair value
Derivative contracts	—	11	5	(15)	1
Total liabilities	—	11	5	(15)	1
Net assets	$2,605	$2,094	$78	$—	$4,777

[1]	Represents the netting of assets and liabilities under master netting agreements and cash collateral.

[2]	Approximately 73% and 72% of SCE's equity investments were in companies located in the United States at March 31, 2020 and December 31, 2019, respectively.

[3]
Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $31 million and $46 million at March 31, 2020 and December 31, 2019, respectively.

[4]
Excludes net payables of $104 million and $111 million at March 31, 2020 and December 31, 2019, respectively, which consist of payables and receivables related to SCE's pending securities purchases and sales as well as interest and dividend receivables.

Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $878 million and $31 million at March 31, 2020 and December 31, 2019, respectively.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2020	2019
Fair value of net assets at beginning of period	$78	$141
Total realized/unrealized losses[1]	(26)	(46)
Fair value of net assets at end of period[2]	52	95
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(6)	$(2)

[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

[2]	There were no material transfers into or out of Level 3 during 2020 and 2019.
The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)		Valuation	Significant		Weighted
	Assets	Liabilities	Technique	Unobservable Input	Range	Average
Congestion revenue rights
March 31, 2020	$55	$3	Auction prices	CAISO CRR auction prices	$(3.59) - $16.30	$1.71
December 31, 2019	83	5	Auction prices	CAISO CRR auction prices	(3.59) - 25.32	1.97

Level 3 Fair Value Uncertainty
For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value as of March 31, 2020, respectively.
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

Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	March 31, 2020		December 31, 2019
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$20,026	$21,169	$18,343	$20,137
SCE	16,892	18,062	15,211	16,892

[1]	Carrying value is net of debt issuance costs.

[2]	The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.
Note 5.    Debt and Credit Agreements
Long-Term Debt
In January 2020, SCE issued $100 million of 2.85% first and refunding mortgage bonds due in 2029 and $500 million of 3.65% first and refunding mortgage bonds due in 2050. The proceeds were used to repay SCE's commercial paper borrowings and for general corporate purposes.
In March 2020, SCE issued $400 million of 2.25% first and refunding mortgage bonds due in 2030 and $700 million of 3.65% first and refunding mortgage bonds due in 2050. The proceeds were primarily used to repay SCE's commercial paper borrowings and for general corporate purposes, including the re-purchase of SCE tax exempt pollution control bonds.
Credit Agreements and Short-Term Debt
In March 2020, SCE borrowed $475 million under a term loan agreement due in March 2021, with a variable interest rate based on the London Interbank Offered Rate plus 60 basis points. The proceeds were used to repay commercial paper borrowings temporarily used to fund AB 1054 Excluded Capital Expenditures. Additionally, in March 2020, SCE entered into a revolving credit facility in an amount not to exceed $800 million with a variable interest rate based on the London Interbank Offered Rate plus 65 basis points on drawn funds. The credit facility is available for borrowing needs until March 2021, and may be extended for two, 364-day periods, at the lenders' discretion. The aggregate maximum principal amount under the revolving credit facility may be increased up to $1.1 billion, provided that additional lender commitments are obtained. As of March 31, 2020, there were no amounts drawn against the revolving credit facility. SCE plans to use the proceeds to finance future AB 1054 Excluded Capital Expenditures.
SCE and Edison International Parent have multi-year revolving credit facilities of $3.0 billion and $1.5 billion, respectively, both maturing in May 2024, with an option to extend for an additional year, which may be exercised upon agreement between SCE or Edison International Parent and their respective lenders. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes. At March 31, 2020, SCE had no outstanding commercial paper. At December 31, 2019, SCE had $550 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 2.24%. At March 31, 2020 and December 31, 2019, letters of credit issued under SCE's credit facility aggregated $175 million and $152 million, respectively, substantially all of which are scheduled to expire in twelve months or less.
Edison International Parent had no outstanding commercial paper at both March 31, 2020 and December 31, 2019.
In March 2020, Edison International Parent borrowed $800 million under a term loan agreement due in March 2021 with a variable interest rate based on the London Interbank Offered Rate plus 1.125%. The proceeds were used for general corporate purposes.

Financing Subsequent to March 31, 2020
In April 2020, SCE issued $600 million of 3.70% first and refunding mortgage bonds due in 2025. The proceeds were used to finance undercollections of revenues that SCE is authorized to recover from customers through regulatory balancing accounts.
In April 2020, SCE purchased $373 million of its tax-exempt pollution control bonds that were subject to re-marketing and also converted these bonds to a variable rate structure. SCE is the holder of these bonds and plans to re-market them subject to market conditions.
In April 2020, Edison International Parent issued $400 million of 4.95% senior notes due 2025. The proceeds were used to repay all $400 million of Edison International Parent's outstanding 2.125% Senior Notes due in 2020.
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $18 million and $1 million as of March 31, 2020 and December 31, 2019, respectively, for which SCE posted $25 million and no collateral to its counterparties for its derivative liabilities and related outstanding payables. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2020, SCE would be required to post $17 million of collateral.

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

	March 31, 2020
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term[1]	Subtotal	Short-Term[2]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$57	$1	$58	$55	$—	$55	$3
Gross amounts offset in the consolidated balance sheets	(6)	—	(6)	(6)	—	(6)	—
Cash collateral posted[3]	—	—	—	(30)	—	(30)	30
Net amounts presented in the consolidated balance sheets	$51	$1	$52	$19	$—	$19	$33

	December 31, 2019
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term	Long-Term[1]	Subtotal	Short-Term[2]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$94	$8	$102	$14	$2	$16	$86
Gross amounts offset in the consolidated balance sheets	(13)	(2)	(15)	(13)	(2)	(15)	—
Cash collateral posted[3]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$81	$6	$87	$1	$—	$1	$86

[1]	Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.

[2]	Included in "Other current liabilities" on Edison International's and SCE's consolidated balance sheets.

[3]
At March 31, 2020, SCE posted $52 million of cash, of which $30 million was offset against net derivative liabilities and $22 million was reflected in "Other current assets" on the consolidated balance sheets. At December 31, 2019, SCE posted $24 million of cash, which was not offset against net derivative liabilities and was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2020	2019
Realized (losses) gains	$(44)	$32
Unrealized losses	(83)	(50)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

		Economic Hedges
Commodity	Unit of Measure	March 31, 2020	December 31, 2019
Electricity options, swaps and forwards	GWh	4,469	3,155
Natural gas options, swaps and forwards	Bcf	50	43
Congestion revenue rights	GWh	40,736	48,170

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

The following table is a summary of SCE's revenue:

	Three months ended March 31, 2020			Three months ended March 31, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2]	$1,624	$718	$2,342	$1,502	$957	$2,459
Alternative revenue programs and other operating revenue[3]	117	321	438	48	309	357
Total operating revenue	$1,741	$1,039	$2,780	$1,550	$1,266	$2,816

[1]
In the absence of a 2018 GRC decision, SCE recognized CPUC revenue in the first quarter of 2019 based on the 2017 authorized revenue requirement adjusted mainly for the July 2017 cost of capital decision and Tax Reform.

[2]
At March 31, 2020 and December 31, 2019, SCE's receivables related to contracts from customers were $1.0 billion and $1.1 billion, respectively, which include accrued unbilled revenue of $409 million and $488 million, respectively.

[3]	Includes differences between amounts billed and authorized levels for both CPUC and FERC.

Note 8.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2020	2019	2020	2019
Income from operations before income taxes	$129	$196	$174	$218
Provision for income tax at federal statutory rate of 21%	27	41	37	46
Decrease in income tax from:
State tax, net of federal benefit	(13)	(7)	(12)	(5)
Property-related	(78)	(69)	(78)	(69)
Change related to uncertain tax position[1]	(15)	—	(17)	—
Deferred tax re-measurement[2]	—	(69)	—	(69)
Other	(5)	(8)	(5)	(8)
Total income tax benefit	$(84)	$(112)	$(75)	$(105)
Effective tax rate	(65.1)%	(57.1)%	(43.1)%	(48.2)%

[1]	Primarily relates to the re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.

[2]
Relates to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019 to provide guidance on the implementation of Tax Reform. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates, while other deferred tax re-measurement belongs to the shareholders.

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
Tax Disputes
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2016 – 2018 and 2010 – 2018, respectively. Tax years 2007 – 2012 are currently under protest with the California Franchise Tax Board.

Note 9.    Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended March 31,
(in millions)	2020	2019
Edison International:
Service cost	$31	$32
Non-service cost (benefit)
Interest cost	31	39
Expected return on plan assets	(54)	(52)
Amortization of net loss[1]	3	2
Regulatory adjustment	2	(4)
Total non-service benefit[2]	(18)	(15)
Total expense recognized	$13	$17
SCE:
Service cost	$30	$31
Non-service cost (benefit)
Interest cost	28	35
Expected return on plan assets	(51)	(49)
Amortization of net loss[1]	2	1
Regulatory adjustment	2	(4)
Total non-service benefit[2]	(19)	(17)
Total expense recognized	$11	$14

[1]
Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $3 million and $2 million respectively, for the three months ended March 31, 2020. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended March 31, 2019.

[2]	Included in "Other income" on Edison International's and SCE's consolidated statement of income.
Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended March 31,
(in millions)	2020	2019
Service cost	$9	$8
Non-service cost (benefit)
Interest cost	17	21
Expected return on plan assets	(30)	(28)
Amortization of net gain	(4)	(1)
Regulatory adjustment	8	6
Total non-service benefit[1]	(9)	(2)
Total expense	$—	$6

1     Included in "Other income" on Edison International's and SCE's consolidated statement of income.

Note 10.    Investments
Nuclear Decommissioning Trusts
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Stocks	—	N/A	N/A	$1,393	$1,765
Municipal bonds	2057	$1,063	$822	1,214	970
U.S. government and agency securities	2067	745	996	928	1,115
Corporate bonds	2068	575	597	636	679
Short-term investments and receivables/payables[1]	One-year	91	32	96	33
Total		$2,474	$2,447	$4,267	$4,562

[1]
Short-term investments include $56 million and $41 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by April 1, 2020 and January 2, 2020 as of March 31, 2020 and December 31, 2019, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion and $1.8 billion at March 31, 2020 and December 31, 2019, respectively.
Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $357 million and $449 million at March 31, 2020 and December 31, 2019, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.9 billion and $4.1 billion at March 31, 2020 and December 31, 2019, respectively.
The following table summarizes the gains and losses for the trust investments:

	Three months ended March 31,
(in millions)	2020	2019
Gross realized gains	$39	$23
Gross realized loss	2	—
Net unrealized (losses) gains for equity securities	(376)	168

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	March 31, 2020	December 31, 2019
Current:
Regulatory balancing and memorandum accounts	$993	$798
Power contracts	210	189
Other	22	22
Total current	1,225	1,009
Long-term:
Deferred income taxes, net of liabilities	4,145	4,026
Pensions and other postretirement benefits	85	87
Power contracts	387	434
Unamortized investments, net of accumulated amortization	118	119
Unamortized loss on reacquired debt	139	142
Regulatory balancing and memorandum accounts	1,129	981
Environmental remediation	235	237
Other	56	62
Total long-term	6,294	6,088
Total regulatory assets	$7,519	$7,097

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	March 31, 2020	December 31, 2019
Current:
Regulatory balancing and memorandum accounts	$749	$883
Energy derivatives	3	80
Other	12	9
Total current	764	972
Long-term:
Cost of removal	2,670	2,674
Re-measurement of deferred taxes	2,388	2,424
Recoveries in excess of ARO liabilities[1]	1,245	1,569
Regulatory balancing and memorandum accounts	1,356	1,261
Other postretirement benefits	420	416
Other	34	41
Total long-term	8,113	8,385
Total regulatory liabilities	$8,877	$9,357

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

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	March 31, 2020	December 31, 2019
Asset (liability)
Energy resource recovery account	$(120)	$(23)
Portfolio allocation balancing account	599	537
New system generation balancing account	75	85
Public purpose programs and energy efficiency programs	(1,330)	(1,235)
Tax accounting memorandum account and pole loading balancing account	(7)	17
Base revenue requirement balancing account	101	(328)
DOE litigation memorandum account	(35)	(35)
Greenhouse gas auction revenue and low carbon fuel standard revenue	(234)	(196)
FERC balancing accounts	(58)	(127)
Wildfire-related memorandum accounts[1]	947	868
Other	79	72
Asset (liability)	$17	$(365)

[1]
The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Catastrophic Event Memorandum Account ("CEMA") is used to track costs related to restoring service and damage repair, upon declaration of disasters by state or federal authorities. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. During 2019, the CPUC approved a Wildfire Mitigation Plan memorandum account to track costs incurred to implement SCE's Wildfire Mitigation Plan that are not currently reflected in SCE's revenue requirements, a Grid Safety and Resiliency Program Memorandum Account ("GSRPMA") to track the costs of SCE's GS&RP that are incremental to costs approved for recovery in SCE's 2018 GRC and a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to the amount in SCE's any other revenue requirement.

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
As of March 31, 2020, Edison International and SCE have estimated liabilities of $4.5 billion, remaining expected recoveries from insurance of $1.7 billion and through FERC electric rates of $113 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. The accrued liability corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE will seek to offset any actual losses realized with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.
External Investigations and Internal Review
The VCFD and CAL FIRE have jointly issued reports concerning their findings regarding the causes of the Thomas Fire and the Koenigstein Fire. The reports did not address the causes of the Montecito Mudslides. SCE has also received a non-final redacted draft of a report from the VCFD regarding Woolsey Fire (the "Redacted Woolsey Report"). SCE received the Redacted Woolsey Report subject to a protective order in the litigation related to the Woolsey fire and, other than the information disclosed in this Form 10-Q, is not authorized to release the report or its contents to the public at this time. Based on a filing made by Ventura County in the Woolsey Fire litigation, SCE previously anticipated that the VCFD would release the final non-redacted report from the VCFD regarding the Woolsey Fire on or about April 1, 2020. SCE is currently uncertain as to when the final non-redacted report will be released. The VCFD and CAL FIRE findings do not determine legal causation of or assign legal liability for the Thomas, Koenigstein or Woolsey Fires; final determinations of legal causation and liability would only be made during lengthy and complex litigation.
The CPUC's Safety and Enforcement Division ("SED") is also conducting investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the Thomas, Koenigstein and Woolsey Fires. SCE cannot predict when the SED's investigations will be completed.
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
The Thomas and Koenigstein Fires and Montecito Mudslides lawsuits are being coordinated in the Los Angeles Superior Court. The Woolsey Fire lawsuits have also been coordinated in the Los Angeles Superior Court. On October 4, 2018, the Superior Court denied Edison International's and SCE's challenge to the application of inverse condemnation to SCE with respect to the Thomas and Koenigstein Fires and, on February 26, 2019, the California Supreme Court denied SCE's petition to review the Superior Court's decision. In January 2019, SCE filed a cross-complaint against certain local public entities alleging that failures by these entities, such as failure to adequately plan for flood hazards and build and maintain adequate debris basins, roads, bridges and other channel crossings, among other things, caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides. These cross-claims in the Montecito Mudslides litigation were not released as part of the Local Public Entity Settlements (as defined below).
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
Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates
At both March 31, 2020 and December 31, 2019, Edison International's and SCE's balance sheets include accrued liabilities (established at the lower end of the reasonably estimated range of expected losses) of $4.5 billion for the 2017/2018 Wildfire/Mudslide Events. In total, SCE has accrued estimated losses of $4.9 billion and paid $360 million in settlements and recovered $348 million from its insurance carriers through March 31, 2020 in relation to the 2017/2018 Wildfire/Mudslide Events.
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
As described above, the accrued liability as of March 31, 2020 corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE currently believe that it is reasonably possible that the amount of the actual loss will be greater than the amount accrued. However, Edison International and SCE are currently unable to reasonably estimate an upper end of the range of expected losses given the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the preliminary nature of the litigation processes.

For events that occurred in 2017 and early 2018, principally the Thomas and Koenigstein Fires and Montecito Mudslides, SCE had $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. For the Woolsey Fire, SCE had an additional $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable. The following table presents changes in expected insurance recoveries associated with the estimated losses for the 2017/2018 Wildfire/Mudslide Events since December 31, 2019:

(in millions)
Balance at December 31, 2019	$1,710
Insurance recoveries[1]	(58)
Balance at March 31, 2020	$1,652
1 Additional insurance recoveries of $15 million were received in April 2020.
SCE will seek to recover uninsured costs resulting from the 2017/2018 Wildfire/Mudslide Events through electric rates. Recovery of these costs is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable. SCE will seek recovery of the CPUC portion of any uninsured wildfire-related costs through its WEMA or its CEMA. In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $6 million in costs incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of the Thomas and Koenigstein Fires. SCE continues to incur costs for reconstructing its system and restoring service to structures that were damaged or destroyed by these two fires and plans to file additional applications with the CPUC to recover such costs. See "Recovery of Wildfire-Related Costs" below.
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and recorded total regulatory assets of $149 million within the FERC balancing account. This was the FERC portion of the estimated losses accrued. As of March 31, 2020, collections have reduced the amount remaining in the FERC balancing account to $113 million.
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
SCE is in the process of procuring wildfire-specific insurance coverage for the period that will begin on July 1, 2020. SCE's cost of obtaining wildfire insurance coverage has increased significantly as a result of, among other things, the number of recent and significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. In addition, disruptions in the insurance or capital markets, resulting from COVID-19 or other causes, could result in reduced insurance and reinsurance capacity, or constrain insurance companies from offering Edison International and/or SCE acceptable premiums and/or limits. As such, while SCE is required to maintain reasonable insurance coverage under AB 1054, SCE may not be able to obtain a reasonable amount of wildfire insurance, at a reasonable cost, for the next policy period or future policy periods.
As of March 31, 2020, SCE had regulatory assets of approximately $375 million related to wildfire insurance costs and believes that such amounts are probable of recovery. While SCE believes that amounts deferred are probable of recovery, there is no assurance that SCE will be allowed to recover costs that have been incurred, or costs incurred in the future for additional wildfire insurance, in electric rates.
SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs in its WEMA. In July 2019, SCE filed a WEMA application with the CPUC to seek recovery of $478 million in wildfire insurance premium costs that have been incurred or will be incurred before July 1, 2020, in excess of premiums approved in the 2018 GRC. The application also seeks recovery of the corresponding financing costs.
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
SCE and SDG&E have collectively made their initial contributions totaling approximately $2.7 billion to the Wildfire Insurance Fund. While PG&E has committed to make an initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund upon emergence from bankruptcy, its participation in, and contributions to, the fund are subject to it resolving its bankruptcy proceeding and meeting certain other conditions prior to June 30, 2020. SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $1.1 billion to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period, of which SCE and SDG&E have made their initial annual contributions totaling approximately $107 million. If PG&E participates in the Wildfire Insurance Fund, it is expected to make aggregate contributions of approximately $1.9 billion to the fund through annual contributions over the same 10-year period. In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their ratepayers over a 15-year period through a dedicated rate component. Based on a decision adopted by the CPUC in October 2019 in the Order Instituting Rulemaking

to Consider Authorization of a Non-Bypassable Charge to Support the Wildfire Insurance Fund, PG&E's ratepayers will not be required to contribute to the fund if PG&E does not participate in the Wildfire Insurance Fund. The amount collected from ratepayers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility ratepayers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund.
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
Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject, in some instances, to the AB 1054 Liability Cap (as defined below). If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination ("AB 1054 Liability Cap"). Based on SCE's 2020 rate base and assuming the equity portion of SCE's capital structure is 52% (SCE's CPUC authorized capital structure), SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2020 would be capped at approximately $3.0 billion.
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
Utilities participating in the Wildfire Insurance Fund are not required to reimburse the fund for amounts withdrawn from the fund that the CPUC finds were prudently incurred and can recover such prudently incurred wildfire costs through electric rates if the fund has been exhausted.
Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base ("AB 1054 Excluded Capital Expenditures"). SCE can apply for an irrevocable order from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. SCE expects to finance this capital requirement by issuing securitized bonds. As of March 31, 2020, SCE has spent $601 million on AB 1054 Excluded Capital Expenditures.
Wildfire Mitigation Plan and Safety Certification
Under AB 1054, SCE is required to submit a wildfire mitigation plan to the CPUC annually for review and approval. Beginning in 2020, each such plan is required to cover at least a three-year period. SCE filed its 2020 Wildfire Mitigation Plan in February 2020.
Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan. On July 25, 2019, SCE obtained its initial safety certification that will be valid for twelve months. Notwithstanding its twelve month term, if SCE requests a new safety certification prior to the expiration of its initial safety certification, then its initial safety certification will remain valid until the CPUC acts on its request for a new safety certification.
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
At March 31, 2020, SCE's recorded estimated minimum liability to remediate its 23 identified material sites (sites with a liability balance at March 31, 2020, in which the upper end of the range of the costs is at least $1 million) was $241 million, including $176 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of March 31, 2020, for which the total minimum recorded liability was $3 million. Of the $244 million total environmental remediation liability for SCE, $235 million has been recorded as a regulatory asset. SCE expects to recover $40 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $195 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $109 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $18 million. Costs incurred for both the three months ended March 31, 2020 and 2019 were $2 million.
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
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.9 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers. SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $65 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $10 million per future incident in any one year. Based on its ownership interests in San Onofre and Palo Verde prior to January 5, 2018, SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.
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

Note 13.    Equity
In May 2019, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market" ("ATM") program under which it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. During the quarter ended March 31, 2020, Edison International issued 0.4 million shares through the ATM program and received proceeds of $27 million, net of fees and offering expenses of $0.3 million. The proceeds from the sales were used for equity contributions to SCE and for general corporate and working capital purposes. As of March 31, 2020, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.
Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the quarter ended March 31, 2020, 0.7 million shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $46 million, 0.3 million shares of common stock were issued as stock compensation awards for net cash receipts of $13 million and 0.1 million shares of new common stock were issued in lieu of distributing $4 million to shareholders opting to receive dividend payments in the form of additional common stock.
In February 2020, SCE received a $269 million capital contribution from Edison International Parent to support SCE's capital program, maintain the equity portion of SCE's capital structure at authorized levels and for general corporate purposes.
Note 14.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2020	2019	2020	2019
Beginning balance	$(69)	$(50)	$(39)	$(23)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	2	1
Other[2]	—	(10)	—	(5)
Change	2	(8)	2	(4)
Ending Balance	$(67)	$(58)	$(37)	$(27)

[1]	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

[2]
Edison International and SCE recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform.

Note 15.    Other Income
Other income net of expenses is as follows:

	Three months ended March 31,
(in millions)	2020	2019
SCE other income (expense):
Equity allowance for funds used during construction	$21	$17
Increase in cash surrender value of life insurance policies and life insurance benefits	10	9
Interest income	9	9
Net periodic benefit income – non-service components	28	19
Civic, political and related activities and donations	(11)	(13)
Other	(5)	(3)
Total SCE other income	52	38
Other income (expense) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	(1)	(2)
Other	1	2
Total Edison International other income	$52	$38

Note 16.    Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2020	2019	2020	2019
Cash payments:
Interest, net of amounts capitalized	$233	$200	$210	$177
Income taxes, net	—	—	—	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	232	200	—	200
Preferred and preference stock	—	1	—	1

SCE's accrued capital expenditures at March 31, 2020 and 2019 were $451 million and $392 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions
For the three months ended March 31, 2020, SCE did not purchase wildfire liability insurance from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. For the three months ended March 31, 2019, SCE purchased wildfire liability insurance with premiums of $186 million from EIS. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS were as follows:

(in millions)	March 31, 2020	December 31, 2019
Long-term insurance receivable due from affiliate	$803	$803
Prepaid insurance[1]	32	10

[1]	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.
The amortization expense for wildfire-related insurance premiums paid to EIS was $50 million and $31 million for the three months ended March 31, 2020 and 2019, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2020. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment in the 2019 Form 10-K.
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
As of April 27, 2020, SCE was aware of at least 330 lawsuits, representing approximately 5,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One hundred and forty-three of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. The lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, on certain fire only matters previously scheduled for June 15, 2020 was vacated due to the wide-spread disruption being caused by the COVID-19 pandemic and is expected to be rescheduled after the courtrooms in the Los Angeles Superior Court open for non-essential functions. The judge assigned to the litigation has suggested that the revised date for the initial bellwether trial could be as early as August 24, 2020.
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
Eighty-one of the 330 lawsuits mentioned under "Thomas Fire and Koenigstein Fire Litigation" above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Forty of the 81 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. The Thomas and Koenigstein Fires lawsuits and the Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption being caused by the COVID-19 pandemic and is expected to be rescheduled after the courtrooms in the Los Angeles Superior Court open for non-essential functions.
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
As of April 27, 2020, SCE was aware of at least 226 lawsuits, representing approximately 4,400 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. One hundred and forty five of these lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Woolsey Fire lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Woolsey Fire: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs.
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

Environmental Proceedings
SCE performed 1.6 miles of access road grading and vegetation clearing in the Mission Canyon area of Santa Barbara County in December 2019, resulting in debris moving downslope into a creek bed and other impacts in the area. Several state and federal environmental agencies and the County and City of Santa Barbara are investigating the unpermitted grading and discharges to the creek, and SCE has received Notices of Violation from the Army Corps of Engineers, the County of Santa Barbara, the California Department of Fish & Wildlife and the Regional Water Quality Control Board. It is presently unknown whether any of these agencies will impose fines on SCE and, if so, in what amounts. SCE does not expect any fines that are imposed to be material.
RISK FACTORS

Edison International's and SCE's financial condition and results of operations could be materially impacted by events, like the COVID-19 pandemic, that cause significant disruption to economies, societies or workforces on a regional, statewide, national or global basis.
Edison International and SCE could be materially and adversely impacted by events, such as the widespread outbreak of a communicable disease, that result in, among other things, significant disruption to economies, societies or workforces on a regional, statewide, national or global basis. The global spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has created significant uncertainty, volatility and disruption globally and has impacted the operations of Edison International and SCE. The total impacts of the COVID-19 pandemic on Edison International and SCE are still emerging, and the extent to which the pandemic affects Edison International's and SCE's business, operations, cash flows, liquidity and financial results will depend on numerous evolving factors that Edison International and SCE are unable to accurately predict at this time, including, without limitation: the duration and scope of the pandemic; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity; and the impact of the pandemic on Edison International's and SCE's employees, customers, contractors, insurers and service providers.
Many of the risks and uncertainties identified in the 2019 Form 10-K are, and will be, exacerbated by the impacts of the COVID-19 pandemic and the actions being taken by governmental entities, businesses, individuals and others in response to the pandemic. Some examples follow. Similar to other companies in California, a large portion of Edison International's and SCE's workforce, including employees of their contractors, may be unable to perform their job functions effectively due to illness, family illness, quarantine requirements, social-distancing, telework requirements and other impacts of the COVID-19 pandemic. In addition, as a result of actions being taken in response to the pandemic, SCE's supply chains are facing constraints and SCE is facing challenges from local permitting authorities. If a significant portion of SCE's workforce cannot effectively perform their job functions, SCE is unable to procure required materials, SCE does not timely obtain any required permits and/or local authorities prohibit SCE from conducting previously permitted work, SCE will likely be unable to effectively and timely complete planned work and projects, including its WMP and capital projects.
In addition, impacts of the COVID-19 pandemic on SCE's customers and third parties could also result in SCE facing, among other things, significant reductions in demand for electricity and payment delays and/or defaults from customers which could result in significant under-collections. Edison International and SCE could also face payment delays and/or defaults from insurers and other counter-parties. Furthermore, capital markets have been impacted by the pandemic and this has increased Edison International's and SCE's costs of accessing those markets. Edison International's and SCE's access to the bank and capital markets could also be constrained and/or the costs of accessing those markets could increase further as a result of the pandemic, including if Edison International's and/or SCE's credit ratings are downgraded, or placed on negative watch due to concerns about Edison International and/or SCE's financial health as a result of the impacts of the pandemic. SCE may also incur significant incremental costs as a result of actions it is taking in response to the pandemic, including costs being incurred to maintain its operations and assist its employees who are required to telework or are otherwise impacted by the pandemic. SCE could also face delays in important regulatory proceedings. These impacts, among others, could materially and adversely impact Edison International's and SCE's business, operations, cash flows, liquidity and financial results.

EXHIBITS

Exhibit Number	Description

10.1
364-Day Revolving Credit Agreement dated as of March 11, 2020 among Southern California Edison, the several banks and other financial institutions from time to time parties thereto, and Royal Bank of Canada, as administrative agent for the lenders (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison's Form 8-K dated and filed March 11, 2020)*

10.2
Term Loan Credit Agreement, dated as of March 11, 2020, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto, and Royal Bank of Canada, as administrative agent for the lenders (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison's Form 8-K dated and filed March 11, 2020)*

10.3
Term Loan Credit Agreement, dated as of March 20, 2020, among Edison International, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and Citibank, N.A., as syndication agent (File No. 1-09936, filed as Exhibit 10.1 to Edison International's Form 8-K dated March 20, 2020 and filed March 24, 2020)*

10.4**	Edison International 2020 Long-Term Incentives Terms and Conditions

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2020, filed on April 30, 2020, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2020, filed on April 30, 2020, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss
	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	April 30, 2020	Date:	April 30, 2020