Form 10-Q
period 2020-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2020-07-28
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL			SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue			2244 Walnut Grove Avenue
(P.O. Box 976)			(P.O. Box 800)
Rosemead,	California	91770	Rosemead,	California	91770
(Address of principal executive offices)			(Address of principal executive offices)
(626)	302-2222		(626)	302-1212
(Registrant's telephone number, including area code)			(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC

Southern California Edison Company:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Cumulative Preferred Stock, 4.08% Series	SCEpB	NYSE American LLC
Cumulative Preferred Stock, 4.24% Series	SCEpC	NYSE American LLC
Cumulative Preferred Stock, 4.32% Series	SCEpD	NYSE American LLC
Cumulative Preferred Stock, 4.78% Series	SCEpE	NYSE American LLC

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
        Edison International  Yes ☐ No ☑  Southern California Edison Company Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of July 23, 2020:
Edison International	378,220,989 Shares
Southern California Edison Company	434,888,104 Shares

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

ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
CAL FIRE	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
Cost of Capital Compliance Period	January 1, 2020 to December 31, 2022, the current compliance period for SCE's CPUC authorized capital structure
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
DERs	distributed energy resources
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that is engaged in the competitive business of providing energy services to commercial and industrial customers
Edison Energy Group	Edison Energy Group, Inc., a wholly-owned subsidiary of Edison International, is a holding company for subsidiaries engaged in competitive businesses
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
FERC 2018 Settlement Period	January 1, 2018 through November 11, 2019
FERC 2019 Settlement Period	November 12, 2019 through at least December 31, 2021
FHPMA	Fire Hazard Prevention Memorandum Account
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
GWh	gigawatt-hours

Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 23, 2020
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
kV	unit of electrical potential equal to 1000 volts
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Montecito Mudslides	the mudslides and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
ROE	return on common equity
RPS	Renewables portfolio standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018
TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TOU	Time-Of-Use
US EPA	U.S. Environmental Protection Agency
VCFD	The Ventura County Fire Department
WEMA	Wildfire Expense Memorandum Account
WMP	a wildfire mitigation plan required to be filed at least once every three years under AB 1054 to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment
Wildfire Insurance Fund	The insurance fund established under AB 1054
Woolsey Fire	a wind-driven fire that originated in Ventura County in November 2018
WSD	Wildfire Safety Division of the CPUC

v

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:
•ability of SCE to recover its costs through regulated rates, including costs related to uninsured wildfire-related and mudslide-related liabilities, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred to implement SCE's new customer service system and costs incurred as a result of the COVID-19 pandemic;
•ability of SCE to implement its WMP, including effectively implementing Public Safety Power Shut-Offs when appropriate;
•ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;
•risks associated with AB 1054 effectively mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including SCE's ability to maintain a valid safety certification, SCE's ability to recover uninsured wildfire-related costs from the Wildfire Insurance Fund, the longevity of the Wildfire Insurance Fund, and the CPUC's interpretation of and actions under AB 1054, including their interpretation of the new prudency standard established under AB 1054;
•decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and mudslide-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, and delays in executive, regulatory and legislative actions;
•ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;
•risks associated with the decommissioning of San Onofre, including those related to public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, delays, contractual disputes, and cost overruns;
•pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results;
•extreme weather-related incidents and other natural disasters (including earthquakes and events caused, or exacerbated, by climate change, such as wildfires), which could cause, among other things, public safety issues, property damage and operational issues;
•physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
•risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
•risks inherent in SCE's transmission and distribution infrastructure investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, power curtailment costs (payments due under power contracts in the event there is insufficient transmission to enable acceptance of power delivery), changes in the CAISO's transmission plans, and governmental approvals;

•risks associated with the operation of transmission and distribution assets and power generating facilities, including public, contractor and employee safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
•actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or outlook;
•changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities and effective tax rate;
•changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
•changes in the fair value of investments and other assets;
•changes in interest rates and rates of inflation, including escalation rates (which may be adjusted by public utility regulators);
•governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance the state places on GHG reduction;
•availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;
•cost and availability of labor, equipment and materials;
•potential for penalties or disallowance for non-compliance with applicable laws and regulations; and
•cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.
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
The MD&A for the six months ended June 30, 2020 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2019 and as compared to the six months ended June 30, 2019. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2019 (the "2019 MD&A"), which was included in the 2019 Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE and Edison Energy Group. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to customers in an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for Edison Energy which is engaged in the competitive business of providing energy services to commercial and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment. Except when otherwise stated, references to each of Edison International, SCE, or Edison Energy Group mean each such company with its subsidiaries on a consolidated basis. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to Edison International Parent and Other refer to Edison International Parent and its competitive subsidiaries. Unless otherwise described, all the information contained in this report relates to both filers.

	Three months ended June 30,			Six months ended June 30,
(in millions)	2020	2019	Change	2020	2019	Change
Net income (loss) attributable to Edison International
SCE	$381	$419	$(38)	$600	$712	$(112)
Edison International Parent and Other	(63)	(27)	(36)	(99)	(42)	(57)
Edison International	318	392	(74)	501	670	(169)
Less: Non-core items
SCE
Wildfire Insurance Fund expense	(60)	—	(60)	(120)	—	(120)
2017/2018 Wildfire/Mudslide expenses	(9)	—	(9)	(9)	—	(9)
Disallowed historical capital expenditures in SCE's 2018 GRC decision	—	(123)	123	—	(123)	123
Sale of San Onofre nuclear fuel	37	—	37	37	3	34
Re-measurement of uncertain tax positions related to tax years 2010 – 2012	—	—	—	18	—	18
Re-measurement of deferred taxes	—	—	—	—	69	(69)
Edison International Parent and Other
Goodwill impairment	(25)	—	(25)	(25)	—	(25)
Re-measurement of uncertain tax positions related to tax years 2010 – 2012	—	—	—	(3)	—	(3)
Total non-core items	(57)	(123)	66	(102)	(51)	(51)
Core earnings (losses)
SCE	413	542	(129)	674	763	(89)
Edison International Parent and Other	(38)	(27)	(11)	(71)	(42)	(29)
Edison International	$375	$515	$(140)	$603	$721	$(118)
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
Edison International's second quarter 2020 earnings decreased $74 million from the second quarter of 2019, resulting from a decrease in SCE's earnings of $38 million and an increase in Edison International Parent and Other's losses of $36 million. SCE's lower earnings consisted of $91 million of lower non-core losses and $129 million of lower core earnings. Edison International's earnings for the six months ended June 30, 2020 decreased $169 million from the six months ended June 30, 2019, resulting from a decrease in SCE's earnings of $112 million and an increase in Edison International Parent and Other's losses of $57 million. SCE's lower earnings consisted of $23 million of higher non-core losses and $89 million of lower core earnings.
The decrease in SCE's core earnings for both periods was primarily due to the adoption of the 2018 GRC decision in the second quarter of 2019, the timing of wildfire mitigation activities and the timing of customer uncollectible, labor and other expenses resulting from the COVID-19 pandemic and SCE's response to it, partially offset by higher CPUC-related revenue due to the escalation mechanism as set forth in the 2018 GRC decision. As further discussed below, SCE has several regulatory mechanisms that allow it to seek recovery of prudently incurred wildfire mitigation and COVID-19 related costs. SCE defers costs as regulatory assets that are probable of future recovery from customers. SCE performs its assessment of future recovery after its year-to-date spending exceeds the amounts authorized for the full calendar year under its current revenue requirement.
Edison International Parent and Other's increased net loss for the three months and six months ended June 30, 2020 was due to higher core losses of $11 million and $29 million, respectively, and higher non-core losses of $25 million and $28 million, respectively. Edison International's increase in core losses was primarily due to higher interest expense.
Consolidated non-core items for the six months ended June 30, 2020 and 2019 primarily included:
•A charge of $167 million ($120 million after-tax) recorded in 2020 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•A gain of $52 million ($37 million after-tax) recorded in 2020 and $4 million ($3 million after-tax) recorded in 2019 for SCE's sale of San Onofre nuclear fuel.
•A goodwill impairment charge of $34 million ($25 million after-tax) recorded in 2020 for Edison International Parent and Other related to Edison Energy stemming from the economic impact of COVID-19.
•Expenses of $12 million ($9 million after-tax) recorded in 2020 for SCE's legal costs related to 2017/2018 Wildfire/Mudslide events.
•An income tax benefit of $18 million and income tax expense of $3 million recorded in 2020 for SCE and Edison International Parent and Other, respectively, due to re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.
•An impairment charge of $170 million ($123 million after-tax) recorded in 2019 for SCE related to disallowed historical capital expenditures in SCE's 2018 GRC decision.

•Income tax benefits of $69 million recorded in 2019 for SCE related to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019 to provide guidance on the implementation of Tax Reform. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates and other deferred tax re-measurement belongs to shareholders.
See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.
COVID-19
Southern California began experiencing the impacts of the COVID-19 pandemic in the first quarter of 2020. The total impacts of the pandemic are still emerging and will vary depending on the severity of impacts on society and the economy of the US and California, but it may have a material impact on SCE's ability to execute its planned work, including wildfire mitigation and capital projects and on the liquidity, cash flows and results of operations of Edison International and SCE. Factors that may increase in severity or that may emerge to cause these impacts include lack of availability of company and contractor employees to perform their job functions, supply chain disruptions, stop-work orders and limitations on the ability to obtain permits for work from local governments, reduced electricity usage by commercial and industrial customers partially offset by increased electricity usage by residential customers, non-payment due to the economic impacts on the customers served by SCE and narrower access to, or increased costs of accessing, bank and capital markets.
Decoupling revenue mechanisms allow for differences in revenue resulting from actual and forecast volumetric electricity sales to be collected from or refunded to ratepayers and therefore insulate SCE's earnings from reductions in electricity usage.
In March 2020, the governor of California announced a statewide emergency as part of the state's response to address the COVID-19 pandemic. As a result SCE established memorandum accounts with CPUC approval, effective March 2020, to track incremental costs associated with the emergency for recovery, subject to CPUC reasonableness reviews.
As a direct result of the pandemic, SCE has incurred $49 million above amounts authorized in the 2018 GRC primarily related to customer uncollectibles, sequestering certain SCE employees at essential work locations and coordination of SCE's response to the emergency. As of June 30, 2020, SCE had recorded regulatory assets for these incremental costs. For further information see "Notes to the Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" and "Risk Factors."
The pandemic has also affected the operations of Edison International and SCE with all employees who, in the companies' assessment, can work remotely and perform their job functions effectively, directed to do so. Some employees and contract workers continue to work at SCE facilities or in the field to maintain operations and perform critical work to protect public safety and reduce the risk of wildfires.
Regulatory Proceedings
2021 General Rate Case
In August 2019, SCE filed its 2021 GRC application for the three-year period 2021 – 2023. Following amendments and other revisions to the application in November 2019 and February 2020, SCE had requested a revenue requirement of $7.6 billion.
In April and May 2020, intervenors to the 2021 GRC proceeding, including the CPUC Public Advocates Office ("Cal Advocates") and The Utility Reform Network ("TURN"), submitted testimony in response to SCE's revised application. Cal Advocates proposed reductions to 2021 operation and maintenance spending of $423 million or 15% of the total, and reductions to 2021 capital spending of $445 million or 9% of the total. TURN proposed reductions to 2021 operation and maintenance spending of $556 million or 17% of the total, and reductions to 2021 capital spending of $714 million or 14% of the total. The reductions to capital expenditures proposed by both parties included significant proposed reductions to SCE's Wildfire Covered Conductor Program. If adopted, the proposals of Cal Advocates and TURN would result in a 2021 revenue requirement of approximately $6.9 billion and $6.7 billion, respectively.
In June 2020, in its rebuttal testimony, SCE revised its requested 2021 revenue requirement to $7.5 billion, a $1.1 billion increase over the 2020 revenue requirement authorized in the 2018 GRC as updated for anticipated post test-year ratemaking changes. The rebuttal testimony proposed post test-year increases in 2022 and 2023 of $434 million and $500 million respectively. SCE's request excludes the revenue requirement associated with the approximately $1.6 billion of AB 1054 Excluded Capital Expenditures.
SCE expects a final decision on the application for the 2021 test year in the first quarter of 2021. If the final decision is received after January 1, 2021, SCE will request the CPUC to approve establishment of a memorandum account making the authorized revenue requirement changes effective January 1, 2021. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision.
The CPUC amended the proposed schedule for the proceeding in April 2020 by adding a fourth phase referred to as track 4, to address a third attrition year, 2024, introduced by a January 2020 decision of the CPUC in a separate proceeding. SCE is scheduled to submit its testimony for track 4 in May 2022. For more information on other tracks of the 2021 GRC see "—Wildfire Mitigation and Wildfire Insurance Expenses—2021 General Rate Case Wildfire Mitigation Memorandum Account Balances."
FERC Formula Rate
2019 FERC Formula Rate Settlement
In June 2020, SCE filed a settlement on its formula rates for the 2019 Formula Rate case ("2019 Formula Rate Settlement") that, if approved by the FERC, will establish SCE's FERC transmission revenue requirement for the 2019 FERC Settlement Period. SCE may seek to implement a new formula rate after the 2019 FERC Settlement Period. The settlement provides for a total ROE of 10.30% inclusive of CAISO and transmission incentive adders. The settlement also provides that SCE's capital structure for purposes of its formula rate will reflect the higher of SCE's actual equity ratio or 47.50%. The transmission revenue requirement and rates that have been billed to customers prior to the implementation of the 2019 Formula Rate Settlement utilized a base ROE of 11.97%. SCE expects to true-up the excess amounts billed to customers through the operation of the Formula Rate in 2021 and 2022. SCE had been recognizing revenue based on the expected outcome of this settlement and the impact of recording the settlement was not material.
In December 2019, the CPUC filed a protest with the FERC alleging that $419 million of costs associated with SCE's Tehachapi Transmission Project are imprudent and should be disallowed from SCE's FERC rate base because these costs exceeded the maximum reasonable costs identified by the CPUC when it granted the project's certificate of public convenience and necessity. As part of the 2019 Formula Rate Settlement, the CPUC withdrew its protest effective as of July 27, 2020.
2021 FERC Formula Rate Annual Update
In July 2020, SCE provided its preliminary 2021 annual transmission revenue requirement update to interested parties. The update reflects an increase in SCE's transmission revenue requirement of $123 million or 12.8% higher than amounts included in the 2020 annual rates. The increase is primarily due to the impact of the 2019 FERC Formula Rate Settlement, which excluded certain refunds from the TO2018 settlement and growth in rate base. SCE expects to file its 2021 annual update with the FERC by December 1, 2020 with the proposed rates effective January 1, 2021.
Phase I Decision in Residential Rates OIR
In June 2020, the CPUC issued a final decision on the first phase of the ongoing proceeding Order Instituting Rulemaking to Consider New Approaches to Disconnections and Reconnections to Improve Energy Access and Contain Costs ("Residential Rates OIR"). This decision applies only to SCE's residential customers and requires the creation of an arrearage management program to forgive a portion of certain low income customers' past arrears as long as they remain current on monthly billing, prohibits use of establishment of credit or reestablishment of service deposits, and caps SCE's disconnection rate. SCE's disconnection rate will be capped at 8% in 2020 and will reduce by 1% each year until 2024.
The decision requires SCE to establish a two-way balancing account to reflect the actual costs of disconnections in customer rates and to establish a memorandum account to track the costs of implementing the decision.
Wildfire Mitigation and Wildfire Insurance Expenses
In response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California, SCE is currently incurring wildfire mitigation and wildfire insurance related spending at levels significantly exceeding amounts authorized in its 2018 GRC. Several regulatory mechanisms, including but not limited to the GS&RP memorandum account, the FHPMA, the WMP memorandum account and the WEMA, exist to allow SCE to track and seek recovery of these incremental costs. In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers. For certain wildfire mitigation and wildfire insurance expenses SCE performs its assessment of future recovery after its year to date spending exceeds the amounts authorized for the full calendar year under its current revenue requirement. As of June 30, 2020, SCE has recognized $549 million of regulatory assets related to incremental wildfire mitigation expenses, including depreciation expense from $1.1 billion of total incremental capital expenditures, and $484 million of regulatory assets related to incremental wildfire insurance expenses in the WEMA. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets. SCE has recorded a further $165 million of incremental wildfire mitigation expenses, including $1 million in the quarter ending June 30, 2020, that are subject to reasonableness reviews through the GS&RP and the 2021 GRC proceedings.
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

Through June 30, 2020, SCE has incurred $617 million of capital expenditures, of which $142 million will be subject to a reasonableness review, and $86 million of operations and maintenance expenses, all of which is within the amount authorized in the settlement agreement.
In July 2020, SCE applied for an irrevocable order from the CPUC to finance $337 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds.
2021 General Rate Case Wildfire Mitigation Memorandum Account Balances
For purposes of evaluating SCE's recovery of 2018 – 2020 wildfire mitigation costs, the CPUC has incorporated additional tracks into the 2021 GRC proceeding. Under the adopted schedule, most incremental wildfire mitigation costs from 2018 and 2019 are to be reviewed in track 2. In March 2020, SCE made its 2021 GRC track 2 filing with the CPUC for review and approval of $302 million of capital expenditures and $509 million of operation and maintenance expenses incremental to amounts authorized in SCE's 2018 GRC and not associated with SCE's GS&RP application. The GRC track 2 expenditures predominantly related to enhanced overhead inspections, an expanded vegetation management program and expert consultant contract labor costs supporting SCE's wildfire mitigation activities. The majority of these expenditures are recorded in the WMP memorandum account and the FHPMA. The capital revenue requirement recorded in memorandum accounts mainly represents depreciation expense, taxes, and return. After flow through tax effects and excluding the revenue requirement associated with AB 1054 Excluded Capital Expenditures, the GRC track 2 filing resulted in an additional requested revenue requirement of $500 million.
Incremental wildfire mitigation costs from 2020, and all GS&RP costs above settled amounts, are to be reviewed in track 3 of the 2021 GRC proceeding, which will be filed in March 2021.
The schedule for SCE's 2021 GRC includes proposed decisions on track 2 and track 3 in the first quarters of 2021 and 2022, respectively.
Capital Program
Total capital expenditures (including accruals) were $2.3 billion and $2.0 billion for the first six months of 2020 and 2019, respectively. SCE forecasts capital expenditures in the range of $19.4 billion to $21.2 billion for 2020 – 2023, which includes SCE's revised capital request reflected in the 2021 GRC rebuttal testimony. SCE forecasts weighted average annual rate base of $33.5 billion for 2020. The 2020 actual capital spending may be affected by changes in regulatory, environmental and engineering design requirements, permitting and project delays, cost and availability of labor, equipment and materials and other factors. SCE has taken steps to minimize outages for customers subject to stay-at-home orders. SCE has assessed the impact of this and the broader potential impacts of the COVID-19 pandemic on its ability to execute the 2020 capital program and expects to execute the capital program substantially as planned. For further information regarding the COVID-19 pandemic see "— COVID-19." For further information regarding the capital program see "Liquidity and Capital Resources—SCE—Capital Investment Plan."

RESULTS OF OPERATIONS
SCE
SCE's results of operations are derived mainly through two sources:
•Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
•Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs) and certain operation and maintenance expenses. SCE earns no return on these activities.
Impact of 2018 GRC
In May 2019, the CPUC approved a decision in SCE's 2018 GRC. The revenue requirements in the 2018 GRC decision were retroactive to January 1, 2018. SCE recorded the prior period impact of the 2018 GRC decision in the second quarter of 2019 including an increase to earnings of $131 million from the application of the decision to revenue, depreciation expense and income tax expense, of which $65 million was attributable to 2018 and $66 million was attributable to first quarter of 2019 and an impairment of utility property, plant and equipment of $170 million ($123 million after-tax) related to disallowed historical capital expenditures.

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended June 30, 2020 versus June 30, 2019

	Three months ended June 30, 2020			Three months ended June 30, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$1,775	$1,205	$2,980	$1,537	$1,263	$2,800
Purchased power and fuel	—	1,068	1,068	—	1,135	1,135
Operation and maintenance	575	166	741	425	146	571
Wildfire insurance fund expense	83	—	83	—	—	—
Depreciation and amortization	489	—	489	320	—	320
Property and other taxes	103	—	103	93	—	93
Impairment and other	(52)	—	(52)	170	—	170
Other operating income	—	—	—	(2)	—	(2)
Total operating expenses	1,198	1,234	2,432	1,006	1,281	2,287
Operating income (loss)	577	(29)	548	531	(18)	513
Interest expense	(193)	—	(193)	(187)	(1)	(188)
Other income	53	29	82	37	19	56
Income before income taxes	437	—	437	381	—	381
Income tax expense/(benefit)	26	—	26	(68)	—	(68)
Net income	411	—	411	449	—	449
Preferred and preference stock dividend requirements	30	—	30	30	—	30
Net income available for common stock	$381	$—	$381	$419	$—	$419
Net income available for common stock			$381			$419
Less: Non-core expense			(32)			(123)
Core earnings[1]			$413			$542
1 See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
Earning activities were primarily affected by the following:
•Higher operating revenue of $238 million primarily due to the following:
•An increase in CPUC revenue of approximately $194 million primarily due to the 2018 GRC's escalation mechanism and the reduction to revenue in the second quarter of 2019 due to recording the 2018 and first quarter 2019 impacts of the 2018 GRC decision.
•An increase in FERC-related revenue of $35 million primarily due to higher operating costs subject to balancing account treatment.
•Higher operation and maintenance costs of $150 million primarily due to the following:
•The $32 million reduction to expenses primarily from the 2018 and first quarter 2019 impact of adopting the 2018 GRC's change in capitalization rates, recorded in the second quarter of 2019.
•Increased expenses of $26 million due to the timing of regulatory deferrals related to wildfire-mitigation costs, including inspections, preventive maintenance and vegetation management costs.
•Increased expenses of $17 million due to the timing of labor and other expenses resulting from SCE’s response to the COVID-19 pandemic and $8 million from the timing of customer uncollectibles expense primarily as a result of the pandemic. For work activities impacted by the pandemic that were included in the 2018 GRC revenue request, and customer uncollectibles expense, SCE performs its assessment of future recovery after its year to date spending exceeds the amounts authorized for the full calendar year.
•Higher legal costs of $16 million primarily related to litigation activity.
•Increased expenses of $29 million subject to balancing account treatment.
•Increased other costs of $22 million including expenses from higher employee benefits and environmental remediation costs.
•Higher wildfire insurance fund expense of $83 million for amortization of contributions to the Wildfire Insurance Fund for insurance protection. See "Management Overview—Southern California Wildfires and Mudslides" for further information.
•Higher depreciation and amortization expense of $169 million primarily due to the 2018 and first quarter 2019 impact of a change in depreciation rates and the impact of disallowed historical capital expenditures from the adoption of the 2018 GRC decision, recorded in the second quarter of 2019, and increased plant balances in 2020.
•Lower impairment and other of $222 million primarily due to an impairment of $170 million in 2019 related to the disallowed historical capital expenditures recorded as a result of the 2018 GRC decision discussed above and a gain of $52 million in 2020 related to the sale of San Onofre nuclear fuel. As a result of the January 2018 Revised San Onofre Order Instituting Investigation ("OII") Settlement Agreement among OII Parties, the proceeds from the sale of nuclear fuel will not be returned to customers.
•Higher other income of $16 million primarily due to higher life insurance benefits.
•Lower income tax benefit of $94 million primarily due to the 2018 and first quarter 2019 tax benefit, recorded in 2019 as a result of the adoption of the 2018 GRC decision.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:
•Lower purchased power and fuel costs of $67 million primarily due to contract amendments.
•Higher operation and maintenance costs of $20 million driven by higher employee-related expenses subject to balancing accounts and higher transmission access charges, partially offset by lower spending on customer service programs.
•Higher other income of $10 million primarily driven by higher net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Six months ended June 30, 2020 versus June 30, 2019

	Six months ended June 30, 2020			Six months ended June 30, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$3,516	$2,244	$5,760	$3,087	$2,529	$5,616
Purchased power and fuel	2	1,994	1,996	—	2,140	2,140
Operation and maintenance	1,292	308	1,600	1,014	426	1,440
Wildfire insurance fund expense	167	—	167	—	—	—
Depreciation and amortization	972	—	972	800	—	800
Property and other taxes	213	—	213	202	—	202
Impairment and other	(52)	—	(52)	166	—	166
Other operating income	—	—	—	(3)	—	(3)
Total operating expenses	2,594	2,302	4,896	2,179	2,566	4,745
Operating income (loss)	922	(58)	864	908	(37)	871
Interest expense	(387)	—	(387)	(365)	(1)	(366)
Other income	76	58	134	56	38	94
Income before income taxes	611	—	611	599	—	599
Income tax benefit	(49)	—	(49)	(173)	—	(173)
Net income	660	—	660	772	—	772
Preferred and preference stock dividend requirements	60	—	60	60	—	60
Net income available for common stock	$600	$—	$600	$712	$—	$712
Net income available for common stock			$600			$712
Less: Non-core expense			(74)			(51)
Core earnings[1]			$674			$763
1 See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:
•Higher operating revenue of $429 million primarily due to the following:
•An increase in CPUC revenue of approximately $360 million primarily due to the 2018 GRC decision's escalation mechanism and the reduction to revenue in the second quarter of 2019 due to recording the 2018 impact of the 2018 GRC decision.
•An increase in FERC-related revenue of $58 million primarily due to favorable earnings from a higher proportion of equity in SCE's actual capital structure used in setting FERC rates, higher FERC rate base and higher operating costs subject to balancing account treatment.
•Higher operation and maintenance costs of $278 million primarily due to:
•Increased expenses of $84 million due to timing of regulatory deferrals for wildfire-mitigation costs including preventative maintenance and vegetation management. Vegetation management costs were higher in 2020 due to higher prevailing wages required by California Senate Bill 247 and increased scope of work.
•Increased expenses of $17 million due to the timing of labor and other expenses resulting from SCE’s response to the COVID-19 pandemic and $19 million from the timing of customer uncollectibles expense primarily as a result of the pandemic. For work activities impacted by the pandemic that were included in the 2018 GRC revenue request, and customer uncollectibles expense, SCE performs its assessment of future recovery after its year to date spending exceeds the amounts authorized for the full calendar year.
•Higher employee benefit expenses of $31 million resulting primarily from the payout of 2019 short-term incentive compensation and other employee benefit programs.

•The $25 million reduction to expenses primarily from the 2018 impact of adopting the 2018 GRC's change in capitalization rates, recorded in the second quarter of 2019.
•Higher wildfire insurance expenses of $20 million due to the authorization to recover certain 2018 wildfire insurance expenses reducing expenses in 2019.
•Higher legal costs of $21 million primarily related to litigation activity.
•Increased expenses of $34 million subject to balancing account treatment.
•Other increased expenses of $27 million including environmental remediation costs and higher workers' compensation costs.

•Higher wildfire insurance fund expense of $167 million for amortization of contributions to the Wildfire Insurance Fund for insurance protection. See "Management Overview—Southern California Wildfires and Mudslides" for further information.
•Higher depreciation and amortization expense of $172 million primarily due to the 2018 impact of a change in depreciation rates and the impact of disallowed historical capital expenditures from the adoption of the 2018 GRC decision, recorded in the second quarter of 2019, and increased plant balances in 2020.
•Lower impairment and other of $218 million primarily due to an impairment of $170 million related to the disallowed historical capital expenditures as a result of 2018 GRC decision in 2019, discussed above, and a gain of $48 million related to the sale of San Onofre nuclear fuel in 2020. As noted above, the gain on the sale of nuclear fuel will not be returned to customers.
•Higher interest expense of $22 million primarily due to increased borrowings, partially offset by lower interest rates.
•Higher other income of $20 million primarily due to higher life insurance benefits.
•Lower income tax benefit of $124 million primarily due to the 2018 tax benefit of $80 million recorded in 2019 as a result of the 2018 GRC decision and a $69 million tax benefit recorded in 2019 related to changes in the allocation of deferred tax re-measurement between customers and shareholders, partially offset by $18 million income tax benefit recorded in 2020 due to the re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:
•Lower purchased power and fuel costs of $146 million driven by lower power and gas prices and contract amendments. In addition, CAISO issued invoices that revised FERC tariffs for interest costs associated with scheduling coordinator activities resulting in a generation surcharge of $59 million reflected as an additional purchased power expense and a transmission refund of $66 million as a reduction in operation and maintenance expense.
•Lower operation and maintenance costs of $118 million driven by the authorization to recover 2018 wildfire insurance costs that had been deferred as regulatory assets increasing expenses in 2019, the CAISO refund of $66 million mentioned above and lower spending in customer service programs, partially offset by higher transmission access charges and employee-related expenses subject to balancing accounts.
•Higher other income of $20 million primarily driven by higher net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $2.7 billion and $2.6 billion for the three months ended June 30, 2020 and 2019 respectively, and $5.3 billion and $5.2 billion for the six months ended June 30, 2020 and 2019 respectively.
The increase for the three months and six months ended June 30, 2020 compared to the same periods in 2019 is primarily due to higher CPUC revenue due to the adoption of the 2018 GRC decision, partially offset by lower cost-recovery activities related to lower purchased power and fuel costs driven by contract amendments. In addition, the six months ended June 30, 2020 includes lower purchased power and fuel costs driven by lower power and gas prices. See "—Earnings Activities" and "—Cost-Recovery Activities" for further details.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.
Income Taxes
SCE's income tax benefit decreased by $94 million and $124 million for the three and six months ended June 30, 2020 compared to the same period in 2019.
The effective tax rates were 5.9% and (17.8)% for the three months ended June 30, 2020 and 2019, respectively. The effective tax rates were (8.0)% and (28.9)% for the six months ended June 30, 2020 and 2019, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate increase for the three months ended June 30, 2020 is primarily due to the absence of a tax benefit recorded in 2019 from the adoption of the 2018 GRC final decision. The effective tax rate increase for the six months ended June 30, 2020 is primarily due to the absence of tax benefit from the adoption of the 2018 GRC final decision and the absence of the 2019 changes in the allocation of deferred tax re-measurement between customers and shareholders that resulted from a CPUC resolution, partially offset by tax benefits from re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.
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
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Edison Energy Group and subsidiaries	$(27)	$(1)	$(29)	$(4)
Corporate expenses and other subsidiaries	(36)	(26)	(70)	(38)
Total Edison International Parent and Other	$(63)	$(27)	$(99)	$(42)
Less: Non-core expense	(25)	—	(28)	—
Core earnings[1]	$(38)	$(27)	$(71)	$(42)
1 See use of non-GAAP financial measures in "Management Overview - Highlights of Operating Results."
The loss from operations of Edison International Parent and Other increased $36 million and $57 million for the three and six months ended June 30, 2020 compared to the same period in 2019.
The increase of losses for the three and six months ended June 30, 2020 is primarily due to a goodwill impairment charge of $34 million ($25 million after-tax) recorded in 2020 for Edison International Parent and Other related to Edison Energy stemming from the economic impact of COVID-19 and higher interest expense as a result of increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to and equity contributions from Edison International, obligations to preferred and preference shareholders, and the outcome of tax, regulatory or legal matters.
The COVID-19 pandemic may cause narrower access to, or increased costs of accessing, bank and capital markets. As a precaution, in March and April 2020, SCE brought forward debt issuances that had been planned for later in the year to provide additional financing flexibility given possible future market uncertainty. For further details, see "Management Overview—COVID-19" and "—Available Liquidity."
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
SCE's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit agencies in the first quarter of 2019. SCE's rating outlook has remained stable after the passage of AB 1054 and the establishment of the Wildfire Insurance Fund, which provided the Liability Cap and the new standard that the CPUC must apply when assessing the prudency of a utility. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Long-term Issuer Credit Rating	Baa2	BBB-	BBB
Outlook	Stable	Stable	Stable
SCE's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. The broad economic impacts of the COVID-19 pandemic may also affect SCE's credit rating. For further information see "Management Overview—COVID-19" and "Risk Factors." Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade from the major credit rating agencies. Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade are $66 million as of June 30, 2020. In addition, if SCE's credit rating falls below investment grade, it may be required to post up to $50 million in collateral, in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs. Furthermore, if SCE was downgraded below investment grade, counterparties may also institute new collateral requirements for future transactions. For further details, see "—Margin and Collateral Deposits."
Available Liquidity
At June 30, 2020, SCE had cash on hand of $254 million.
At June 30, 2020, SCE had approximately $2.9 billion available under its $3.0 billion revolving credit facility. The credit facility is available for borrowing needs until May 2024 and may be extended for one additional year with the lenders' approval. The aggregate maximum principal amount under the credit facility may be increased up to $4.0 billion, provided additional lender commitments are obtained.

In the first quarter of 2020, SCE entered into a 364-day revolving credit facility for $800 million. The credit facility is available for borrowing needs until March 2021 and may be extended for two 364-day periods, at the lenders' discretion. The aggregate maximum principal amount under the revolving credit facility may be increased up to $1.1 billion, provided that additional lender commitments are obtained. At June 30, 2020, SCE had no borrowings under the facility. The facility is expected to fund future AB 1054 Excluded Capital Expenditures until an anticipated issuance of securitized bonds. In the first quarter of 2020, SCE also borrowed $475 million under a term loan agreement due in March 2021 to repay commercial paper borrowings temporarily used to fund AB 1054 Excluded Capital Expenditures.
In the second quarter of 2020, SCE entered into a 364-day revolving credit facility for $1.5 billion. The credit facility is available for borrowing needs until May 2021. At June 30, 2020, there were no borrowings under the revolving credit facility. The revolving credit facility is available for general corporate purposes, including to support liquidity needs that may arise as a result of undercollections due to the COVID-19 pandemic and related consumer protection measures that SCE has put in place.
In the first quarter of 2020, SCE issued a total of $1.7 billion of first and refunding mortgage bonds. The proceeds were used to repay SCE's commercial paper borrowings and repurchase tax-exempt pollution control bonds that were subject to mandatory redemption. SCE continues to hold the tax-exempt pollution control bonds and plans to re-market them subject to market conditions. In the second quarter of 2020, SCE issued $600 million of first and refunding mortgage bonds due in 2025. The proceeds were used to finance undercollections of revenues SCE is authorized to recover from customers through regulatory balancing accounts. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
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
Debt Covenant
SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At June 30, 2020, SCE's debt to total capitalization ratio was 0.48 to 1.
At June 30, 2020, SCE was in compliance with all financial covenants that affect access to capital.
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
Eldorado-Lugo-Mohave Upgrade
In April 2019, as directed by the CPUC, SCE filed an amended application for a certificate of public convenience and necessity with the CPUC, which included total project costs of $257 million. A subsequent change to the project work scope reduced the project total cost to $246 million. No proposed decision has been issued by CPUC as of June 30, 2020. Due to delays in the CPUC's approval process, the scheduled in-service date of the project has been adjusted from 2021 to 2022.
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

Effective January 1, 2020, the common equity component of SCE's CPUC authorized capital structure was increased from 48% to 52% on a weighted average basis over the January 1, 2020 to December 31, 2022 compliance period ("the Capital Structure Compliance Period"). For further information, see "Management Overview—2020 Cost of Capital Application" in the 2019 MD&A. Under AB 1054, the impact of SCE's contributions to the Wildfire Insurance Fund are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. The temporary exclusion will lapse on May 7, 2022 or when a determination regarding cost recovery for the 2017/2018 Wildfire/Mudslide Events is made, whichever comes earlier. If the CPUC has not made a determination regarding cost recovery by May 7, 2022, SCE is permitted to file another application for a waiver of compliance with its equity ratio requirement. In the interim, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE’s spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
SCE monitors its compliance with the CPUC’s equity ratio requirement based on the weighted average of the common equity component of SCE’s CPUC authorized capital structure over the Capital Structure Compliance Period using its actual capital structure from the beginning of the Capital Structure Compliance Period through the reporting date together with forecasted performance and expected financing activities for the remainder of the Capital Structure Compliance Period. SCE expects to be compliant with its CPUC authorized capital structure at December 31, 2022.
As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On June 24, 2020, SCE declared a dividend to Edison International of $269 million.
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, its ability to access the capital markets, and generate operating cash flows and earnings. If SCE incurs significant costs related to catastrophic wildfires, including the 2017/2018 Wildfire/Mudslide Events, and is unable to recover such costs through insurance, the Wildfire Insurance Fund (for fires after July 12, 2019), or from customers or is unable to access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and its preferred and preference shareholders.
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at June 30, 2020 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2020 if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

(in millions)
Collateral posted as of June 30, 2020[1]	$120
Incremental collateral requirements for purchase power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	66
Incremental collateral requirements for purchase power and fuel contracts resulting from adverse market price movement[3]	27
Posted and potential collateral requirements	$213
1 Net collateral provided to counterparties and other brokers consisted of $77 million in letters of credit and surety bonds and $43 million of cash collateral, of which $28 million was offset against net derivative liabilities and $15 million was reflected in "Other current assets" on the consolidated balance sheets.
2 Power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions, at the time of a downgrade not reflected above. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.
3 Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2020 due to adverse market price movements over the remaining lives of existing power contracts using a 95% confidence level.
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
The COVID-19 pandemic may cause narrower access to, or increased costs of accessing, bank and capital markets. As a precaution, in March and April 2020, Edison International brought forward debt and equity issuances that had been planned for later in the year to provide additional financing flexibility given possible future market uncertainty. For further details, see "Management Overview—COVID-19."
At June 30, 2020, Edison International Parent had cash on hand of $270 million and no borrowings on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2024, and may be extended for one additional year with the lenders' approval. Under certain circumstances, the aggregate maximum principal amount under the credit facility may be increased up to $2.0 billion, provided additional lender commitments are obtained.
In the first quarter 2020, Edison International Parent borrowed $800 million under a term loan agreement. The proceeds were used for general corporate purposes. In May 2020, Edison International issued approximately $800 million of common stock in a registered direct offering. The proceeds were used to pay off the outstanding balance of the $800 million term loan mentioned above and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 13. Equity."

In the second quarter of 2020, Edison International Parent issued $400 million of senior notes due 2025. The proceeds were used to repay all $400 million of Edison International Parent's outstanding Senior Notes due 2020. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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
Edison International Parent expects to make further capital contributions to SCE in 2020 to increase the common equity component of its capital structure, after deducting CPUC allowed exclusions, to 52% on a weighted average basis over the Capital Structure Compliance Period. For further information, see "—SCE—SCE Dividends."
Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At June 30, 2020, Edison International Parent's consolidated debt to total capitalization ratio was 0.56 to 1.
At June 30, 2020, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Edison International Parent's long-term issuer credit ratings remain at investment grade levels after downgrade actions taken by the major credit agencies in the first quarter of 2019. Edison International Parent's rating outlook has remained stable after the passage of AB 1054 and the establishment of the Wildfire Insurance Fund, which provided the Liability Cap and the new standard that the CPUC must apply when assessing the prudency of a utility. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
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
Historical Cash Flows
SCE

	Six months ended June 30,
(in millions)	2020	2019
Net cash provided by operating activities	$683	$673
Net cash provided by financing activities	1,931	1,467
Net cash used in investing activities	(2,384)	(2,135)
Net increase in cash, cash equivalents and restricted cash	$230	$5

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2020 and 2019.

	Six months ended June 30,		Change in cash flows
(in millions)	2020	2019	2020/2019
Net income	$660	$772
Non-cash items[1]	1,067	784
Subtotal	1,727	1,556	$171
Changes in cash flow resulting from working capital[2]	(120)	(235)	115
Regulatory assets and liabilities	(927)	(543)	(384)
Other noncurrent assets and liabilities[3]	3	(105)	108
Net cash provided by operating activities	$683	$673	$10
1 Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2 Changes in working capital items include receivables, accrued unbilled revenue, prepaid expenses, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.
3 Includes changes in wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash provided by operating activities was impacted by the following:
Net income and non-cash items increased in 2020 by $171 million primarily due to higher CPUC-related revenue due to the escalation mechanism as set forth in the 2018 GRC decision, partially offset by higher operation and maintenance expense primarily from higher vegetation management expenses.
Net cash outflow for working capital was $120 million and $235 million during the six months ended June 30, 2020 and 2019, respectively. Net cash outflow for working capital reduced from 2019 to 2020 due to insurance premium payments of $90 million and $431 million for wildfire-related coverage in 2020 and 2019, respectively. Net cash outflow for working capital in both periods was impacted by increases in receivables from customers including increases in accrued unbilled revenue of $245 million and $149 million in 2020 and 2019, respectively. Net cash outflow for working capital in 2019 was partially offset by an increase in accounts payable and accrued expenses of $170 million.
Net cash used in regulatory assets and liabilities, including changes in net undercollections of balancing accounts was $927 million and $543 million during the six months ended June 30, 2020 and 2019, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2020
•Net undercollections of BRRBA were $239 million at June 30, 2020, compared to net overcollections of $328 million at December 31, 2019. Net undercollections increased by $567 million primarily due to refunds of prior overcollections (including incremental tax benefits and overcollections of distribution revenue that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC decision) and current year undercollections primarily due to a delay in rate change in 2020 and lower than forecasted sales volume.
•Undercollections of $311 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
•Lower cash due to issuance of California climate credits of $314 million to customers. The second semi-annual payment normally made in the fourth quarter was brought forward into the second quarter of 2020 pursuant to an April 2020 CPUC decision, partially offset by $232 million of overcollections related to GHG auction revenue and low carbon fuel standard credit sales.

•Net undercollections of FERC balancing accounts were $32 million at June 30, 2020, compared to net overcollections of $127 million at December 31, 2019. Net undercollections increased by $159 million primarily due to refunds of prior overcollections, lower than forecasted sales volumes and higher operation and maintenance costs mainly due to vegetation management and overhead line maintenance.
•Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $178 million primarily due to recovery of prior ERRA undercollections, current year overcollection resulting from lower gas and energy prices, partially offset by lower sales than forecasted in rates in ERRA, refunds of prior overcollections from the New System Generation Balancing Account and refund of 2019 and 2018 overcollections of generation revenue over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC decision.
2019
•BRRBA overcollections decreased by $166 million primarily due to an authorization to recover $107 million of premiums related to a wildfire insurance policy purchased in 2017, lower sales than forecasted in rates and refunds of prior overcollections (including incremental tax benefits), partially offset by distribution revenue previously collected from customers in 2019 and 2018 that will be refunded as part of SCE's 2018 GRC decision.
•The portfolio allocation balancing account was established in May 2019 to determine and pro-ratably recover from responsible bundled service and departing load customers the "above-market" costs of all generation resources that are eligible for cost recovery. Net undercollections for ERRA, the portfolio allocation balancing account and the new system generation program were $698 million and $741 million at June 30, 2019 and December 31, 2018, respectively. Net undercollections decreased $43 million primarily due to an increase in cash due to recovery of prior ERRA undercollections and generation revenue previously collected from customers in 2019 and 2018 that will be refunded as part of SCE's 2018 GRC decision, partially offset by lower sales than forecasted in rates, higher than forecasted power and gas prices experienced in 2019, and charges from CPUC-authorized contract terminations.
•Undercollections of $97 million related to fire risk mitigation costs in excess of the amounts authorized in the revenue requirement.
•Decrease in overcollections of approximately $360 million due to the elimination of the regulatory liability that was established to record adjustments associated with the delay in the 2018 GRC decision. In May 2019, the CPUC approved the decision in SCE's 2018 GRC, resulting in a reduction to revenue that will be refunded to customers, as discussed in BRRBA and the portfolio allocation balancing account above.
Cash flows provided by (used in) other noncurrent assets and liabilities were primarily related to net earnings from nuclear decommissioning trust investments ($49 million in 2020 and $37 million in 2019, respectively) and SCE's payments of decommissioning costs ($98 million in both 2020 and 2019). See "Nuclear Decommissioning Activities" below for further discussion. Also includes wildfire related insurance recovery of $73 million in 2020.
Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the six months ended June 30, 2020 and 2019. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Six months ended June 30,
(in millions)	2020	2019
Issuances of first and refunding mortgage bonds, plus premium and net of discount and issuance costs	$2,330	$1,087
Issuance of term loan, net of repayment	475	—
Long-term debt matured	(414)	(41)
Short-term debt repayments, net of borrowings and discount	(550)	(508)
Capital contribution from Edison International Parent	888	1,200
Payments of common stock dividends to Edison International	(738)	(200)
Payments of preferred and preference stock dividends	(60)	(60)
Other	—	(11)
Net cash provided by financing activities	$1,931	$1,467

Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($2.5 billion and $2.2 billion for the six-month periods ended June 30, 2020 and 2019, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $62 million and $72 million during the six months ended June 30, 2020 and 2019, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2020	2019
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$49	$37
SCE's decommissioning costs	(98)	(98)
Net cash provided by investing activities:
Proceeds from sale of investments	3,225	2,440
Purchases of investments	(3,163)	(2,368)
Net cash impact	$13	$11
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. See "Notes to Consolidated Financial Statements—Note 10. Investments" for further information. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments $98 million in both 2020 and 2019 and reimbursements to SCE from the nuclear decommissioning trust ($111 million and $109 million in 2020 and 2019, respectively).
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Six months ended June 30,
(in millions)	2020	2019
Net cash used in operating activities	$(58)	$(75)
Net cash provided by financing activities	292	184
Net cash used in investing activities	(8)	(1)
Net increase in cash and cash equivalents	$226	$108
Net Cash Used in Operating Activities
Net cash used in operating activities was impacted by the following:
•$58 million and $39 million cash outflow from operating activities in 2020 and 2019, respectively, primarily due to payments relating to interest and operating costs.
•$36 million cash outflow related to intercompany tax allocation payments in 2019.

Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Six months ended June 30,
(in millions)	2020	2019
Dividends paid to Edison International common shareholders	$(454)	$(399)
Dividends received from SCE	738	200
Capital contribution to SCE	(888)	(1,200)
Issuance of long-term debt, net of discount and issuance costs	396	595
Repayment of long-term debt	(400)	—
Issuance of common stock	884	—
Issuance of term loan, net of repayment	—	1,000
Other	16	(12)
Net cash provided by financing activities	$292	$184
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
Commodity Price Risk
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $1 million and $86 million on SCE's consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2020, SCE's power and gas trading counterparty credit risk exposure was $34 million, which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating. At June 30, 2020 the majority of SCE's power and gas trading counterparty credit risk exposure was to CAISO market participants. The broad economic impacts of the COVID-19 pandemic are still emerging and may increase credit risk across CAISO market participants, as of June 30, 2020, no impacts had been noted.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2020	2019	2020	2019
Total operating revenue	$2,987	$2,812	$5,777	$5,636
Purchased power and fuel	1,068	1,135	1,996	2,140
Operation and maintenance	762	595	1,643	1,477
Wildfire Insurance Fund expense	83	—	167	—
Depreciation and amortization	489	321	973	801
Property and other taxes	103	93	214	203
Impairment and other	(18)	170	(18)	166
Other operating income	—	(2)	—	(3)
Total operating expenses	2,487	2,312	4,975	4,784
Operating income	500	500	802	852
Interest expense	(229)	(211)	(454)	(405)
Other income	81	55	133	93
Income before taxes	352	344	481	540
Income tax expense (benefit)	4	(78)	(80)	(190)
Net income	348	422	561	730
Preferred and preference stock dividend requirements of SCE	30	30	60	60
Net income attributable to Edison International common shareholders	$318	$392	$501	$670
Basic earnings per share:
Weighted average shares of common stock outstanding	375	326	367	326
Basic earnings per common share attributable to Edison International common shareholders	$0.85	$1.20	$1.37	$2.05
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	376	327	368	327
Diluted earnings per common share attributable to Edison International common shareholders	$0.85	$1.20	$1.36	$2.05
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2020	2019	2020	2019
Net income	$348	$422	$561	$730
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	1	4	3
Other comprehensive income, net of tax	2	1	4	3
Comprehensive income	350	423	565	733
Less: Comprehensive income attributable to noncontrolling interests	30	30	60	60
Comprehensive income attributable to Edison International	$320	$393	$505	$673

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$524	$68
Receivables, less allowances of $91 and $50 accounts at respective dates	936	788
Accrued unbilled revenue	629	488
Inventory	382	364
Income tax receivables	108	118
Prepaid expenses	49	214
Regulatory assets	1,692	1,009
Wildfire Insurance Fund contributions	323	323
Other current assets	153	188
Total current assets	4,796	3,560
Nuclear decommissioning trusts	4,566	4,562
Other investments	84	64
Total investments	4,650	4,626
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,371 and $9,958 at respective dates	45,386	44,198
Nonutility property, plant and equipment, less accumulated depreciation of $90 and $86 at respective dates	167	87
Total property, plant and equipment	45,553	44,285
Regulatory assets	6,528	6,088
Wildfire Insurance Fund contributions	2,606	2,767
Operating lease right-of-use assets	672	693
Other long-term assets	2,246	2,363
Total long-term assets	12,052	11,911

Total assets	$67,051	$64,382
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Short-term debt	$475	$550
Current portion of long-term debt	1,029	479
Accounts payable	1,657	1,752
Accrued interest	312	261
Customer deposits	281	302
Regulatory liabilities	857	972
Current portion of operating lease liabilities	65	80
Other current liabilities	1,223	1,127
Total current liabilities	5,899	5,523
Long-term debt	19,238	17,864
Deferred income taxes and credits	5,295	5,078
Pensions and benefits	656	674
Asset retirement obligations	3,013	3,029
Regulatory liabilities	8,395	8,385
Operating lease liabilities	607	613
Wildfire-related claims	4,561	4,568
Other deferred credits and other long-term liabilities	2,941	3,152
Total deferred credits and other liabilities	25,468	25,499
Total liabilities	50,605	48,886
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 378,207,496 and 361,985,133 shares issued and outstanding at respective dates)	5,908	4,990
Accumulated other comprehensive loss	(65)	(69)
Retained earnings	8,410	8,382
Total Edison International's common shareholders' equity	14,253	13,303
Noncontrolling interests – preferred and preference stock of SCE	2,193	2,193
Total equity	16,446	15,496

Total liabilities and equity	$67,051	$64,382

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2020	2019
Cash flows from operating activities:
Net income	$561	$730
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,005	837
Allowance for equity during construction	(51)	(49)
Impairment and other	(18)	166
Deferred income taxes	(58)	(182)
Wildfire Insurance Fund amortization expense	167	—
Other	32	13
Nuclear decommissioning trusts	(62)	(72)
Changes in operating assets and liabilities:
Receivables	(108)	(72)
Inventory	(19)	(49)
Accounts payable	14	221
Tax receivables and payables	31	65
Other current assets and liabilities	(23)	(423)
Regulatory assets and liabilities, net	(927)	(543)
Wildfire-related insurance receivable	73	—
Other noncurrent assets and liabilities	8	(44)
Net cash provided by operating activities	625	598
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $26 and $(18) for the respective periods	2,726	1,682
Long-term debt repaid or repurchased	(814)	(41)
Term loan issued	1,275	1,750
Term loan repaid	(800)	(750)
Common stock issued	884	—
Short-term debt financing, net	(550)	(509)
Payments for stock-based compensation	(3)	(48)
Receipts from stock option exercises	14	25
Dividends and distribution to noncontrolling interests	(60)	(60)
Dividends paid	(454)	(399)
Other	5	1
Net cash provided by financing activities	2,223	1,651
Cash flows from investing activities:
Capital expenditures	(2,514)	(2,235)
Proceeds from sale of nuclear decommissioning trust investments	3,225	2,440
Purchases of nuclear decommissioning trust investments	(3,163)	(2,368)
Other	60	27
Net cash used in investing activities	(2,392)	(2,136)
Net increase in cash, cash equivalents and restricted cash	456	113
Cash, cash equivalents and restricted cash at beginning of period	70	152
Cash, cash equivalents and restricted cash at end of period	$526	$265
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2020	2019	2020	2019
Operating revenue	$2,980	$2,800	$5,760	$5,616
Purchased power and fuel	1,068	1,135	1,996	2,140
Operation and maintenance	741	571	1,600	1,440
Wildfire Insurance Fund expense	83	—	167	—
Depreciation and amortization	489	320	972	800
Property and other taxes	103	93	213	202
Impairment and other	(52)	170	(52)	166
Other operating income	—	(2)	—	(3)
Total operating expenses	2,432	2,287	4,896	4,745
Operating income	548	513	864	871
Interest expense	(193)	(188)	(387)	(366)
Other income	82	56	134	94
Income before taxes	437	381	611	599
Income tax expense (benefit)	26	(68)	(49)	(173)
Net income	411	449	660	772
Less: Preferred and preference stock dividend requirements	30	30	60	60
Net income available for common stock	$381	$419	$600	$712

Consolidated Statements of Comprehensive Income		Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2020	2019	2020	2019
Net income	411	$449	$660	$772
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1	3	2
Other comprehensive income, net of tax	1	1	3	2
Comprehensive income	$412	$450	$663	$774

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$254	$24
Receivables, less allowances of $90 and $49 for uncollectible accounts at respective dates	932	777
Accrued unbilled revenue	629	488
Inventory	382	364
Income tax receivables	122	148
Prepaid expenses	49	213
Regulatory assets	1,692	1,009
Wildfire Insurance Fund contributions	323	323
Other current assets	145	184
Total current assets	4,528	3,530
Nuclear decommissioning trusts	4,566	4,562
Other investments	65	46
Total investments	4,631	4,608
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,371 and $9,958 at respective dates	45,386	44,198
Nonutility property, plant and equipment, less accumulated depreciation of $83 and $80 at respective dates	162	83
Total property, plant and equipment	45,548	44,281
Regulatory assets	6,528	6,088
Wildfire Insurance Fund contributions	2,606	2,767
Operating lease right-of-use assets	668	689
Long-term insurance receivables due from affiliate	803	803
Other long-term assets	1,424	1,507
Total long-term assets	12,029	11,854

Total assets	$66,736	$64,273

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Short-term debt	$475	$550
Current portion of long-term debt	1,029	79
Accounts payable	1,657	1,779
Accrued interest	289	241
Customer deposits	281	302
Regulatory liabilities	857	972
Current portion of operating lease liabilities	64	79
Other current liabilities	949	1,057
Total current liabilities	5,601	5,059
Long-term debt	16,107	15,132
Deferred income taxes and credits	6,708	6,451
Pensions and benefits	223	237
Asset retirement obligations	3,013	3,029
Regulatory liabilities	8,395	8,385
Operating lease liabilities	604	610
Wildfire-related claims	4,561	4,568
Other deferred credits and other long-term liabilities	2,743	2,975
Total deferred credits and other liabilities	26,247	26,255
Total liabilities	47,955	46,446
Commitments and contingencies (Note 12)
Preferred and preference stock	2,245	2,245
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	4,829	3,939
Accumulated other comprehensive loss	(36)	(39)
Retained earnings	9,575	9,514
Total equity	18,781	17,827

Total liabilities and equity	$66,736	$64,273

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2020	2019
Cash flows from operating activities:
Net income	$660	$772
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,001	834
Allowance for equity during construction	(51)	(49)
Impairment and other	(52)	166
Deferred income taxes	(22)	(175)
Wildfire Insurance Fund amortization expense	167	—
Other	24	8
Nuclear decommissioning trusts	(62)	(72)
Changes in operating assets and liabilities:
Receivables	(114)	(80)
Inventory	(19)	(49)
Accounts payable	(12)	212
Tax receivables and payables	47	103
Other current assets and liabilities	(22)	(421)
Regulatory assets and liabilities, net	(927)	(543)
Wildfire-related insurance receivable	73	—
Other noncurrent assets and liabilities	(8)	(33)
Net cash provided by operating activities	683	673
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $30 and $(13) for the respective periods	2,330	1,087
Long-term debt repaid or repurchased	(414)	(41)
Term loan issued	475	750
Term loan repaid	—	(750)
Capital contributions from Edison International Parent	888	1,200
Short-term debt financing, net	(550)	(508)
Payments for stock-based compensation	(5)	(29)
Receipts from stock option exercises	—	16
Dividends paid	(798)	(260)
Other	5	2
Net cash provided by financing activities	1,931	1,467
Cash flows from investing activities:
Capital expenditures	(2,512)	(2,234)
Proceeds from sale of nuclear decommissioning trust investments	3,225	2,440
Purchases of nuclear decommissioning trust investments	(3,163)	(2,368)
Other	66	27
Net cash used in investing activities	(2,384)	(2,135)
Net increase in cash, cash equivalents and restricted cash	230	5
Cash, cash equivalents and restricted cash at beginning of period	24	22
Cash, cash equivalents and restricted cash at end of period	$254	$27
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE") and Edison Energy Group, Inc. ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to customers in an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for Edison Energy, LLC ("Edison Energy") which is engaged in the competitive business of providing energy services to commercial and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2019 Form 10-K.
In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been conformed to the current period's presentation.
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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
(in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Money market funds	$479	$31	$214	$—
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Book balances reclassified to accounts payable	$64	$75	$64	$74

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	June 30, 2020	December 31, 2019
Edison International:
Cash and cash equivalents	$524	$68
Short-term restricted cash[1]	2	2
Total cash, cash equivalents, and restricted cash	$526	$70
1 Reflected in "Other current assets" on Edison International's consolidated balance sheets.
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. At June 30, 2020, this included the estimated impacts of the COVID-19 pandemic.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended June 30, 2020		Six months ended June 30, 2020
(in millions)	Customers	All others	Customers	All others
Beginning balance	$47	$13	$35	$14
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses	12	5	28	7
Deferred to regulatory assets	21	—	21	—
Less: write-offs, net of recoveries	5	3	9	6
Ending balance	$75	$15	$75	$15
Revenue Recognition
Regulatory Proceedings
2018 General Rate Case
In May 2019, the CPUC approved a decision in SCE's 2018 GRC.
The revenue requirements in the 2018 GRC final decision were retroactive to January 1, 2018. SCE recorded the prior period impact of the 2018 GRC decision in the second quarter of 2019, including:
•An increase to earnings of $131 million from the application of the decision to revenue, depreciation expense and income tax expense, of which $65 million was attributable to 2018 and $66 million was attributable to first quarter of 2019. Depreciation expense decreased as a result of lower authorized depreciation rates. An increase in the authorized revenue requirement for income tax expenses offsets income tax expenses recognized during 2018 and the first quarter of 2019. The reduction of revenue of $265 million reflects $289 million of lower authorized revenue related to 2018 and $24 million of higher authorized revenue in 2019.
•An impairment of utility property, plant and equipment of $170 million ($123 million after-tax) related to disallowed historical capital expenditures, primarily the write-off of specific pole replacements the CPUC determined were performed prematurely.

2019 FERC Formula Rate
In June 2020, SCE filed a settlement on its formula rates for the 2019 Formula Rate case ("2019 Formula Rate Settlement") that will establish SCE's FERC transmission revenue requirement for the settlement period. If approved by the FERC, the settlement period will extend through at least December 31, 2021, at which time SCE may seek to implement a new formula rate. The settlement provides for a total ROE of 10.30% inclusive of CAISO and transmission incentive adders. The settlement also provides that SCE’s capital structure for purposes of its formula rate will reflect the higher of SCE's actual equity ratio or 47.50%. The transmission revenue requirement and rates that have been billed to customers prior to the implementation of the 2019 Formula Rate Settlement utilized a base ROE of 11.97%. SCE expects to true-up the excess amounts billed to customers through the operation of the Formula Rate in 2021 and 2022. SCE had been recognizing revenue based on the expected outcome of this settlement and the impact of recording the settlement was not material.
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
EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2020	2019	2020	2019
Basic earnings per share:
Net income attributable to common shareholders	$318	$392	$501	$670
Net income available to common shareholders	$318	$392	$501	$670
Weighted average common shares outstanding	375	326	367	326
Basic earnings per share	$0.85	$1.20	$1.37	$2.05
Diluted earnings per share:
Net income attributable to common shareholders	$318	$392	$501	$670
Net income available to common shareholders	$318	$392	$501	$670
Net income available to common shareholders and assumed conversions	$318	$392	$501	$670
Weighted average common shares outstanding	375	326	367	326
Incremental shares from assumed conversions	1	1	1	1
Adjusted weighted average shares – diluted	376	327	368	327
Diluted earnings per share	$0.85	$1.20	$1.36	$2.05
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 9,187,178 and 7,426,319 shares of common stock for the three months ended June 30, 2020 and 2019, respectively, and 8,587,661 and 7,435,580 shares for the six months ended June 30, 2020 and 2019, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. Edison International and SCE have adopted the standard as of April 1, 2020 prospectively. SCE generally does not use hedge accounting for derivative transactions. SCE has a term loan with a variable interest rate based on LIBOR. In addition, both Edison International and SCE have revolving credit facilities with a variable interest rate based on LIBOR. These agreements contain provisions that require an amendment if LIBOR can no longer be used. SCE also has certain preference stocks, for which the distributions will be payable at a floating rate referenced to LIBOR from 2022. As of June 30, 2020, both Edison International and SCE have not utilized any of the expedients therefore there is no impact on adoption of the guidance, however, if contract amendments are made where LIBOR is no longer valid, both Edison International and SCE expect to utilize the expedients through the allowed period of December 31, 2022.
Accounting Guidance Not Yet Adopted
In August 2018, the FASB issued an accounting standards update to remove, modify and add certain disclosure requirements related to employer-sponsored defined benefit pension or other postretirement plans. The guidance is effective January 1, 2021 with early adoption permitted. The guidance removes disclosure requirements that are no longer considered cost beneficial, clarifies certain specific disclosure requirements and adds disclosure requirements identified as relevant. The modifications affect annual period disclosures and must be applied on a retrospective basis to all periods presented. Edison International and SCE are currently evaluating the impact of the guidance and do not expect the adoption of this standard will materially affect disclosures.

Note 2. Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the six months ended June 30, 2020:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2019	$4,990	$(69)	$8,382	$13,303	$2,193	$15,496
Net income	—	—	183	183	30	213
Other comprehensive income	—	2	—	2	—	2
Common stock issued, net of issuance cost	88	—	—	88	—	88
Common stock dividends declared ($0.6375 per share)	—	—	(232)	(232)	—	(232)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	7	—	—	7	—	7
Balance at March 31, 2020	$5,085	$(67)	$8,333	$13,351	$2,193	$15,544
Net income	—	—	318	318	30	348
Other comprehensive income	—	2	—	2	—	2
Common stock issued, net of issuance cost (Note 13)	815	—	—	815	—	815
Common stock dividends declared ($0.6375 per share)	—	—	(241)	(241)	—	(241)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	8	—	—	8	—	8
Balance at June 30, 2020	$5,908	$(65)	$8,410	$14,253	$2,193	$16,446

The following table provides Edison International's changes in equity for the six months ended June 30, 2019:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2018	$2,545	$(50)	$7,964	$10,459	$2,193	$12,652
Net income	—	—	278	278	30	308
Other comprehensive income	—	2	—	2	—	2
Cumulative effect of accounting changes[1]	—	(10)	10	—	—	—
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(18)	(18)	—	(18)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at March 31, 2019	$2,550	$(58)	$8,034	$10,526	$2,193	$12,719
Net income	—	—	392	392	30	422
Other comprehensive income	—	1	—	1	—	1
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(4)	(4)	—	(4)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at June 30, 2019	$2,555	$(57)	$8,222	$10,720	$2,193	$12,913
1 Edison International recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Cuts and Jobs Act ("Tax Reform.")

The following table provides SCE's changes in equity for the six months ended June 30, 2020:

(in millions, except per share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827
Net income	—	—	—	—	249	249
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	269	—	—	269
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock ($15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(5)	—	—	(5)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2020	$2,245	$2,168	$4,207	$(37)	$9,463	$18,046
Net income	—	—	—	—	411	411
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	619	—	—	619
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock ($15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2020	$2,245	$2,168	$4,829	$(36)	$9,575	$18,781

The following table provides SCE's changes in equity for the six months ended June 30, 2019:

(in millions, except per share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	1	—	1
Cumulative effect of accounting change[1]				(5)	5	—
Dividends declared on common stock ($0.4599 per share)	—	—	—	—	(200)	(200)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock (15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(12)	(12)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2019	$2,245	$2,168	$683	$(27)	$8,801	$13,870
Net income	—	—	—	—	449	449
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	1,200	—	—	1,200
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(1)	(1)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2019	$2,245	$2,168	$1,886	$(26)	$9,219	$15,492
1 SCE recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform.

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
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2019 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 6,583 megawatts ("MW") and 4,874 MW at June 30, 2020 and 2019, respectively, and the amounts that SCE paid to these projects were $150 million and $122 million for the three months ended June 30, 2020 and 2019, respectively, and $301 million and $275 million for the six months ended June 30, 2020 and 2019, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
Unconsolidated Trusts of SCE
SCE Trust II, Trust III, Trust IV, Trust V, and Trust VI were formed in 2013, 2014, 2015, 2016, and 2017, respectively, for the exclusive purpose of issuing the 5.10%, 5.75%, 5.375%, 5.45%, and 5.00% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust II, Trust III, Trust IV, Trust V and Trust VI issued trust securities to the public in the face amounts of $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series G, Series H, Series J, Series K, and Series L Preference Stock issued by SCE in the principal amounts of $400 million, $275 million, $325 million, $300 million, and $475 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.
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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of June 30, 2020 and June 30, 2019, consisted of investments of $400 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $400 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.
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
Note 4. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2020 and December 31, 2019, nonperformance risk was not material for Edison International and SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2020
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$4	$36	$(6)	$34
Money market funds and other	219	14	—	—	233
Nuclear decommissioning trusts:
Stocks[2]	1,710	—	—	—	1,710
Fixed Income[3]	520	2,162	—	—	2,682
Short-term investments, primarily cash equivalents	300	14	—	—	314
Subtotal of nuclear decommissioning trusts[4]	2,530	2,176	—	—	4,706
Total assets	2,749	2,194	36	(6)	4,973
Liabilities at fair value
Derivative contracts	—	65	2	(34)	33
Total liabilities	—	65	2	(34)	33
Net assets	$2,749	$2,129	$34	$28	$4,940

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$19	$83	$(15)	$87
Money market funds and other	4	14	—	—	18
Nuclear decommissioning trusts:
Stocks[2]	1,765	—	—	—	1,765
Fixed Income[3]	738	2,024	—	—	2,762
Short-term investments, primarily cash equivalents	98	48	—	—	146
Subtotal of nuclear decommissioning trusts[4]	2,601	2,072	—	—	4,673
Total assets	2,605	2,105	83	(15)	4,778
Liabilities at fair value
Derivative contracts	—	11	5	(15)	1
Total liabilities	—	11	5	(15)	1
Net assets	$2,605	$2,094	$78	$—	$4,777
1 Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2 Approximately 71% and 72% of SCE's equity investments were in companies located in the United States at June 30, 2020 and December 31, 2019, respectively.
3 Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $71 million and $46 million at June 30, 2020 and December 31, 2019, respectively.
4 Excludes net payables of $140 million and $111 million at June 30, 2020 and December 31, 2019, respectively, which consist of payables and receivables related to SCE's pending securities purchases and sales as well as interest and dividend receivables.
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $265 million and $31 million at June 30, 2020 and December 31, 2019, respectively.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Fair value of net assets at beginning of period	$52	$95	$78	$141
Total realized/unrealized losses[1]	(18)	(32)	(44)	(78)
Fair value of net assets at end of period[2]	34	63	34	63
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$(3)	$(7)	$(9)	$(3)
1 Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2 There were no material transfers into or out of Level 3 during 2020 and 2019.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)		Valuation	Significant		Weighted
	Assets	Liabilities	Technique	Unobservable Input	Range	Average
Congestion revenue rights
June 30, 2020	$36	$2	Auction prices	CAISO CRR auction prices	$(3.62) - $23.24	$1.59
December 31, 2019	83	5	Auction prices	CAISO CRR auction prices	(3.59) - 25.32	1.97
Level 3 Fair Value Uncertainty
For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value as of June 30, 2020, respectively.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	June 30, 2020		December 31, 2019
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$20,267	$23,332	$18,343	$20,137
SCE	17,136	19,973	15,211	16,892
1  Carrying value is net of debt issuance costs.
2  The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.

Note 5. Debt and Credit Agreements
Long-Term Debt
During the first quarter of 2020, SCE issued $100 million of 2.85% first and refunding mortgage bonds due in 2029, $500 million of 3.65% first and refunding mortgage bonds due in 2050, $400 million of 2.25% first and refunding mortgage bonds due in 2030 and $700 million of 3.65% first and refunding mortgage bonds due in 2050. The proceeds were primarily used to repay SCE's commercial paper borrowings and for general corporate purposes, including the re-purchase of SCE tax exempt pollution control bonds.
In April 2020, SCE issued $600 million of 3.70% first and refunding mortgage bonds due in 2025. The proceeds were used to finance undercollections of revenues that SCE is authorized to recover from customers through regulatory balancing accounts.
In April 2020, SCE purchased $373 million of its tax-exempt pollution control bonds that were subject to mandatory redemption and also converted these bonds to a variable rate structure. SCE is the holder of these bonds and plans to re-market them subject to market conditions.
In April 2020, Edison International Parent issued $400 million of 4.95% senior notes due 2025. The proceeds were used to repay all $400 million of Edison International Parent's outstanding 2.125% Senior Notes due in 2020.
Credit Agreements and Short-Term Debt
In May 2020, SCE entered into a revolving credit facility in an amount not to exceed $1.5 billion with a variable interest rate linked to changes in SCE's credit rating, which is currently LIBOR plus 150 basis points on drawn funds. The credit facility is available for borrowing needs until May 2021. As of June 30, 2020, there were no amounts drawn against the revolving credit facility. SCE's revolving credit facility is available for general corporate purposes, including to support liquidity needs that may arise as a result of undercollections due to the COVID-19 pandemic and related consumer protection measures.
In March 2020, SCE borrowed $475 million under a term loan agreement due in March 2021, with a variable interest rate based on the LIBOR plus 60 basis points. The proceeds were used to repay commercial paper borrowings temporarily used to fund a portion of the approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE will exclude from the equity portion of SCE's rate base as required under AB 1054 ("AB 1054 Excluded Capital Expenditures"). Additionally, in March 2020, SCE entered into a revolving credit facility in an amount not to exceed $800 million with a variable interest rate linked to changes in SCE's credit rating, which is currently LIBOR plus 65 basis points on drawn funds. The credit facility is available for borrowing needs until March 2021, and may be extended for two, 364-day periods, at the lenders' discretion. The aggregate maximum principal amount under the revolving credit facility may be increased up to $1.1 billion, provided that additional lender commitments are obtained. As of June 30, 2020, there were no amounts drawn against the revolving credit facility. SCE plans to use the proceeds to finance future AB 1054 Excluded Capital Expenditures.
SCE and Edison International Parent have separate multi-year revolving credit facilities of $3.0 billion and $1.5 billion, respectively, both maturing in May 2024, with an option to extend for an additional year, which may be exercised upon agreement between SCE or Edison International Parent and their respective lenders. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes. At June 30, 2020, SCE had no outstanding commercial paper. At December 31, 2019, SCE had $550 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 2.24%. At June 30, 2020 and December 31, 2019, letters of credit issued under SCE's credit facility aggregated $75 million and $152 million, respectively, substantially all of which are scheduled to expire in 12 months or less. Edison International Parent had no outstanding commercial paper at both June 30, 2020 and December 31, 2019.
In March 2020, Edison International Parent borrowed $800 million under a term loan agreement due in March 2021 with a variable interest rate based on LIBOR plus 1.125%. The proceeds were used for general corporate purposes. In May 2020, Edison International repaid the outstanding balance of the term loan using the proceeds from issuance of common stock in a registered direct offering. Refer to Note 13 for details of the common stock issuance.

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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was $32 million and $1 million as of June 30, 2020 and December 31, 2019, respectively, for which SCE posted no collateral to its counterparties for its derivative liabilities and related outstanding payables at both June 30, 2020 and December 31, 2019. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2020, SCE would be required to post $32 million of collateral, of which of $1 million is related to outstanding payables.
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

	June 30, 2020
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term[3]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$39	$1	$40	$67	$—	$67	$(27)
Gross amounts offset in the consolidated balance sheets	(6)	—	(6)	(6)	—	(6)	—
Cash collateral posted[4]	—	—	—	(28)	—	(28)	28
Net amounts presented in the consolidated balance sheets	$33	$1	$34	$33	$—	$33	$1

	December 31, 2019
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term[3]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$94	$8	$102	$14	$2	$16	$86
Gross amounts offset in the consolidated balance sheets	(13)	(2)	(15)	(13)	(2)	(15)	—
Cash collateral posted[4]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$81	$6	$87	$1	$—	$1	$86
1  Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2 Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3 Included in "Other current liabilities" on Edison International's and SCE's consolidated balance sheets.
4  At June 30, 2020, SCE posted $43 million of cash, of which $28 million was offset against net derivative liabilities and $15 million was reflected in "Other current assets" on the consolidated balance sheets. At December 31, 2019, SCE posted $24 million of cash, which was not offset against net derivative liabilities and was reflected in "Other current assets" on the consolidated balance sheets.
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
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Realized (losses) gains	$(16)	$(2)	$(60)	$30
Unrealized losses	(31)	(78)	(114)	(128)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

		Economic Hedges
Commodity	Unit of Measure	June 30, 2020	December 31, 2019
Electricity options, swaps and forwards	GWh	4,863	3,155
Natural gas options, swaps and forwards	Bcf	50	43
Congestion revenue rights	GWh	31,945	48,170

Note 7. Revenue
SCE's revenue is disaggregated by two revenue sources:
•Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
•Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs) and certain operation and maintenance expenses. SCE earns no return on these activities.
The following table is a summary of SCE's revenue:

	Three months ended June 30, 2020			Three months ended June 30, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2]	$1,658	$1,220	$2,878	$1,532	$767	$2,299
Alternative revenue programs and other operating revenue[3]	117	(15)	102	5	496	501
Total operating revenue	$1,775	$1,205	$2,980	$1,537	$1,263	$2,800

	Six months ended June 30, 2020			Six months ended June 30, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2]	$3,282	$1,938	$5,220	$3,034	$1,724	$4,758
Alternative revenue programs and other operating revenue[3]	234	306	540	53	805	858
Total operating revenue	$3,516	$2,244	$5,760	$3,087	$2,529	$5,616
1 In the absence of a 2018 GRC decision, SCE recognized CPUC revenue in the first quarter of 2019 based on the 2017 authorized revenue requirement adjusted mainly for the July 2017 cost of capital decision and Tax Reform. SCE recorded the impact of the 2018 GRC decision in the second quarter of 2019.
2 At June 30, 2020 and December 31, 2019, SCE's receivables related to contracts from customers were $1.3 billion and $1.1 billion, respectively, which include accrued unbilled revenue of $629 million and $488 million, respectively.
3 Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Note 8. Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Edison International:
Income from operations before income taxes	$352	$344	$481	$540
Provision for income tax at federal statutory rate of 21%	74	72	101	113
Increase (decrease) in income tax from:
State tax, net of federal benefit	6	2	(7)	(5)
Property-related	(69)	(74)	(147)	(143)
Change related to uncertain tax position[1]	—	—	(15)	—
Deferred tax re-measurement[2]	—	—	—	(69)
2018 GRC Decision	—	(80)	—	(80)
Other	(7)	2	(12)	(6)
Total income tax expense (benefit)	$4	$(78)	$(80)	$(190)
Effective tax rate	1.1%	(22.7)%	(16.6)%	(35.2)%
SCE:
Income from operations before income taxes	$437	$381	$611	$599
Provision for income tax at federal statutory rate of 21%	92	80	129	126
Increase (decrease) in income tax from:
State tax, net of federal benefit	11	3	(1)	(2)
Property-related	(69)	(74)	(147)	(143)
Change related to uncertain tax positions[1]	(1)	—	(18)	—
Deferred tax re-measurement[2]	—	—	—	(69)
2018 GRC Decision	—	(80)	—	(80)
Other	(7)	3	(12)	(5)
Total income tax expense (benefit)	$26	$(68)	$(49)	$(173)
Effective tax rate	5.9%	(17.8)%	(8.0)%	(28.9)%
1 Primarily relates to the re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.
2  Relates to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates, while other deferred tax re-measurement belongs to the shareholders.
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
Tax Disputes
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2016 – 2018 and 2010 – 2018, respectively. Tax years 2007 – 2012 are currently subject to a settlement proceeding with the California Franchise Tax Board. Edison International does not expect to resolve these tax years within the next 12 months. Any impacts cannot be reasonably estimated until further progress is made.

Note 9. Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Edison International:
Service cost	$31	$32	$62	$64
Non-service cost (benefit)
Interest cost	30	39	61	78
Expected return on plan assets	(54)	(52)	(108)	(104)
Amortization of prior service cost	1	1	1	1
Amortization of net loss[1]	3	2	6	4
Regulatory adjustment	2	(4)	4	(8)
Total non-service benefit[2]	$(18)	$(14)	$(36)	$(29)
Total expense recognized	$13	$18	$26	$35
SCE:
Service cost	$30	$31	$60	$62
Non-service cost (benefit)
Interest cost	28	36	56	71
Expected return on plan assets	(51)	(49)	(102)	(98)
Amortization of prior service cost	1	1	1	1
Amortization of net loss[1]	2	2	4	3
Regulatory adjustment	2	(4)	4	(8)
Total non-service benefit[2]	$(18)	$(14)	$(37)	$(31)
Total expense recognized	$12	$17	$23	$31
1 Represents the amount of net loss reclassified from other comprehensive loss.
2 Included in "Other income" on Edison International's and SCE's consolidated statement of income.
Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Service cost	$9	$8	$18	$16
Non-service cost (benefit)
Interest cost	17	21	34	42
Expected return on plan assets	(30)	(28)	(60)	(56)
Amortization of net gain	(4)	(1)	(8)	(2)
Regulatory adjustment	8	6	16	12
Total non-service benefit[1]	$(9)	$(2)	$(18)	$(4)
Total expense	$—	$6	$—	$12
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Stocks	—	N/A	N/A	$1,710	$1,765
Municipal bonds	2057	$1,013	$822	1,194	970
U.S. government and agency securities	2067	703	996	852	1,115
Corporate bonds	2070	542	597	636	679
Short-term investments and receivables/payables[1]	One-year	168	32	174	33
Total		$2,426	$2,447	$4,566	$4,562
1 Short-term investments include $90 million and $41 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by July 1, 2020 and January 2, 2020 as of June 30, 2020 and December 31, 2019, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.8 billion at both June 30, 2020 and December 31, 2019.
Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $425 million and $449 million at June 30, 2020 and December 31, 2019, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.1 billion at both June 30, 2020 and December 31, 2019.
The following table summarizes the gains and losses for the trust investments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Gross realized gains	$75	$22	$114	$45
Gross realized loss	1	—	3	—
Net unrealized gains (losses) for equity securities	271	38	(105)	206
Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Note 11. Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	June 30, 2020	December 31, 2019
Current:
Regulatory balancing and memorandum accounts	$1,443	$798
Power contracts	228	189
Other	21	22
Total current	1,692	1,009
Long-term:
Deferred income taxes, net of liabilities	4,231	4,026
Pensions and other postretirement benefits	83	87
Power contracts	361	434
Unamortized investments, net of accumulated amortization	117	119
Unamortized loss on reacquired debt	138	142
Regulatory balancing and memorandum accounts	1,331	981
Environmental remediation	233	237
Other	34	62
Total long-term	6,528	6,088
Total regulatory assets	$8,220	$7,097
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	June 30, 2020	December 31, 2019
Current:
Regulatory balancing and memorandum accounts	$846	$883
Energy derivatives	—	80
Other	11	9
Total current	857	972
Long-term:
Cost of removal	2,649	2,674
Re-measurement of deferred taxes	2,352	2,424
Recoveries in excess of ARO liabilities[1]	1,600	1,569
Regulatory balancing and memorandum accounts	1,337	1,261
Other postretirement benefits	423	416
Other	34	41
Total long-term	8,395	8,385
Total regulatory liabilities	$9,252	$9,357
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

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	June 30, 2020	December 31, 2019
Asset (liability)
Energy resource recovery account	$(355)	$(23)
Portfolio allocation balancing account	745	537
New system generation balancing account	31	85
Public purpose programs and energy efficiency programs	(1,322)	(1,244)
Base revenue requirement balancing account	239	(328)
Greenhouse gas auction revenue and low carbon fuel standard revenue	(23)	(196)
FERC balancing accounts	32	(127)
Wildfire-related memorandum accounts[1]	1,179	868
COVID-19-related memorandum accounts[2]	49	—
Other	16	63
Asset (liability)	$591	$(365)
1 The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. A Catastrophic Event Memorandum Account ("CEMA") is used to track costs related to restoring service and damage repair, upon declaration of disasters by state or federal authorities. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. During 2019, the CPUC approved a Wildfire Mitigation Plan memorandum account to track costs incurred to implement SCE's Wildfire Mitigation Plan that are not currently reflected in SCE's revenue requirements, a Grid Safety and Resiliency Program Memorandum Account ("GSRPMA") to track the costs of SCE's GS&RP that are incremental to costs approved for recovery in SCE's 2018 GRC and a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to the amount in SCE's any other revenue requirement.
2 In July 2020, the CPUC approved establishment of the COVID-19 Pandemic Protection Memorandum Account ("CPPMA"), to track incremental consumer protection costs for residential and small commercial customers. A CEMA is used to track other incremental COVID-19 costs, including costs of sequestering employees at essential work locations. Both memorandum accounts were effective beginning March 2020.
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
Over the past several years, wind-driven wildfires impacted portions of SCE's service territory, with wildfires in December 2017 and November 2018 causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. The investigating government agencies, the Ventura County Fire Department ("VCFD") and California Department of Forestry and Fire Protection ("CAL FIRE"), have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by a second fire that originated near Koenigstein Road in the City of Santa Paula (the "Koenigstein Fire"). While SCE continues to review the progression of these two fires, the December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. According to CAL FIRE, the Thomas and Koenigstein Fires, collectively, burned over 280,000 acres, destroyed or damaged an estimated 1,343 structures and resulted in two confirmed fatalities. The largest of the November 2018 fires, known as the "Woolsey Fire," originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to CAL FIRE, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three confirmed fatalities. Two additional fatalities have been associated with the Woolsey Fire.
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
As of June 30, 2020, Edison International and SCE have estimated liabilities of $4.5 billion and remaining expected recoveries from insurance of $1.6 billion and through FERC electric rates of $77 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. The accrued liability corresponds to the lower end of the reasonably estimated range of expected potential losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE will seek to offset any actual losses realized with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.
External Investigations and Internal Review
The VCFD and CAL FIRE have jointly issued reports concerning their findings regarding the causes of the Thomas Fire and the Koenigstein Fire. The reports did not address the causes of the Montecito Mudslides. SCE has also received a non-final redacted draft of a report from the VCFD regarding Woolsey Fire (the "Redacted Woolsey Report"). SCE received the Redacted Woolsey Report subject to a protective order in the litigation related to the Woolsey fire and, other than the information disclosed in this Form 10-Q, is not authorized to release the report or its contents to the public at this time. Based on information received at hearings in the Woolsey Fire litigation, SCE anticipates that the VCFD will release its final report regarding the Woolsey Fire in the fourth quarter of 2020. The VCFD and CAL FIRE findings do not determine legal causation of or assign legal liability for the Thomas, Koenigstein or Woolsey Fires; final determinations of legal causation and liability would only be made during lengthy and complex litigation.
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

In January 2019, two separate derivative lawsuits alleging breach of fiduciary duties, securities fraud, misleading proxy statements, unjust enrichment, and related claims were filed in federal court against certain current and former members of the Boards of Directors and certain current and former officers of Edison International and SCE. Edison International and SCE are named as nominal defendants in those actions. The derivative lawsuits generally allege that the individual defendants breached their fiduciary duties and made misleading statements or allowed misleading statements to be made (i) between March 21, 2014 and August 10, 2015, with respect to certain ex parte communications between SCE and CPUC decision-makers concerning the settlement of the San Onofre Order Instituting Investigation proceeding (the "San Onofre OII") and (ii) from February 23, 2016 to the present, concerning compliance with applicable laws and regulations concerning electric system maintenance and operations related to wildfire risks. The lawsuits generally allege that these breaches of duty and misstatements led to substantial liability and damage resulting from the disclosure of SCE's ex parte communications in connection with the San Onofre OII settlement, and from the 2017/2018 Wildfire/Mudslide Events. The lawsuits are currently stayed.
Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates
At both June 30, 2020 and December 31, 2019, Edison International's and SCE's balance sheets include accrued liabilities (established at the lower end of the reasonably estimated range of expected losses) of $4.5 billion for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in the accrued liabilities since December 31, 2019:

(in millions)
Balance at December 31, 2019	$4,541
Accrued losses	—
Payments	(13)
Balance at June 30, 2020	$4,528
In the fourth quarter of 2019, SCE paid $360 million to a number of local public entities to resolve those parties' collective claims arising from the 2017/2018 Wildfire/Mudslide Events (the "Local Public Entity Settlements"). In the second quarter of 2020, SCE entered into settlements with an immaterial number of individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $16 million to those individual plaintiffs. SCE continues to explore settlement opportunities with other plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In total, SCE has accrued estimated losses of $4.9 billion, has paid or agreed to pay $376 million in settlements and has recovered $363 million from its insurance carriers through June 30, 2020 in relation to the 2017/2018 Wildfire/Mudslide Events.
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
As described above, the accrued liability as of June 30, 2020, corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events and is subject to change as additional information becomes available. Edison International and SCE currently believe that it is reasonably possible that the amount of the actual loss will be greater than the amount accrued. However, Edison International and SCE are currently unable to reasonably estimate an upper end of the range of expected losses given the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/

Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the preliminary nature of the litigation processes.
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

(in millions)
Balance at December 31, 2019	$1,710
Insurance recoveries	(73)
Balance at June 30, 2020	$1,637
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
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and recorded total regulatory assets of $149 million within the FERC balancing account. This was the FERC portion of the estimated losses accrued. As of June 30, 2020, collections have reduced the amount remaining in the FERC balancing account to $77 million.
Current Wildfire Insurance Coverage
SCE had approximately $1.2 billion of wildfire-specific insurance coverage for events that occurred during the period June 1, 2019 through June 30, 2020, subject to up to $115 million of co-insurance and $50 million of self-insured retention, which resulted in net coverage of approximately $1.0 billion. SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2020 through June 30, 2021, subject to up to $80 million of co-insurance and $50 million of self-insured retention, which results in net coverage of approximately $870 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits. SCE believes that its insurance coverage for the July 1, 2020 through June 30, 2021 period meets its obligation to maintain reasonable insurance coverage under AB 1054.

Based on policies currently in effect, SCE anticipates that its wildfire insurance expense in 2020, prior to any regulatory deferrals, will total approximately $450 million. Wildfire insurance expense in 2019, prior to any regulatory deferrals, was approximately $400 million. Calendar year insurance expense reflects the portion of premiums attributable to policy coverage in that calendar year.
SCE tracks insurance premium, self-insured retention and co-insurance costs related to wildfire liability insurance policies as well as other wildfire-related costs in its WEMA. In July 2019, SCE filed a WEMA application with the CPUC to seek recovery of $478 million in wildfire insurance premium costs that have been incurred or will be incurred before July 1, 2020, in excess of premiums approved in the 2018 GRC. The application also seeks recovery of the corresponding financing costs. SCE expects a CPUC decision on the application in September 2020.
As of June 30, 2020, SCE had regulatory assets of approximately $484 million related to incremental wildfire insurance costs and believes that such amounts are probable of recovery. While SCE believes that amounts deferred are probable of recovery, there is no assurance that SCE will be allowed to recover costs that have been incurred, or costs incurred in the future for additional wildfire insurance, in electric rates.
SCE's cost of obtaining wildfire insurance coverage has increased significantly in recent years as a result of, among other things, the number of recent and significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. As such, while SCE is required to maintain reasonable insurance coverage under AB 1054, SCE may not be able to obtain a reasonable amount of wildfire insurance, at a reasonable cost, for future policy periods.
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
        Wildfire Insurance Fund
AB 1054 provided for the Wildfire Insurance Fund to reimburse utilities for payment of third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the utility's insurance coverage. The Wildfire Insurance Fund was established in September 2019 and is available for claims related to wildfires ignited after July 12, 2019 that are determined by the responsible government investigatory agency to have been caused by a utility.
SCE and SDG&E collectively made their initial contributions totaling approximately $2.7 billion to the Wildfire Insurance Fund in September 2019. Upon its emergence from bankruptcy, on July 1, 2020, PG&E made its initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund. PG&E, SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $3.0 billion to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period, of which they have made their initial annual contributions totaling approximately $300 million. In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their customers over a 15-year period through a dedicated rate component. The amount collected from customers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility customers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund.
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
Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject, in some instances, to the AB 1054 Liability Cap (as defined below). If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination ("AB 1054 Liability Cap"). Based on SCE's 2020 rate base and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2020 would be capped at approximately $3.0 billion.
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
Safety Certification and Wildfire Mitigation Plan
Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan ("WMP"). On July 25, 2019, SCE obtained its initial safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requests a new safety certification prior to the expiration of its initial safety certification, then its initial safety certification will remain valid until the CPUC acts on its request for a new safety certification. SCE submitted its request for a new safety certification to the CPUC's Wildfire Safety Division ("WSD") in June 2020.
Under AB 1054, SCE is required to submit a WMP to the CPUC at least once every three years for review and approval. Beginning in 2020, each such plan is required to cover at least a three-year period. SCE filed its 2020 – 2022 WMP in February 2020. In June 2020 the CPUC ratified the WSD conditional approval of SCE's 2020 – 2022 WMP. The approval is conditioned on SCE providing requested information to the WSD, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the WSD. The CPUC's ratification of the WSD's conditional approval of SCE's 2020 – 2022 WMP satisfies the AB 1054 requirement that SCE must have an approved WMP to receive a safety certification.
Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base ("AB 1054 Excluded Capital Expenditures"). SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. In July 2020, SCE applied for an irrevocable order from the CPUC to finance $337 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GSRP and prudently incurred financing costs, through the issuance of securitized bonds. As of June 30, 2020, SCE has spent $811 million on AB 1054 Excluded Capital Expenditures. SCE expects to seek additional irrevocable orders from the CPUC to finance the remaining AB 1054 Excluded Capital Expenditures.
Environmental Remediation
SCE records its environmental remediation and restoration liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring, and site closure. Unless there is a single probable amount, SCE records the lower end of this reasonably likely range of costs (reflected in "Other long-term liabilities") at undiscounted amounts as timing of cash flows is uncertain.
At June 30, 2020, SCE's recorded estimated minimum liability to remediate its 23 identified material sites (sites with a liability balance at June 30, 2020, in which the upper end of the range of the costs is at least $1 million) was $242 million, including $175 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of June 30, 2020, for which the total minimum recorded liability was $3 million. Of the $245 million total environmental remediation liability for SCE, $233 million has been recorded as a regulatory asset. SCE expects to recover $39 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $194 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $117 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $7 million to $19 million. Costs incurred for the six months ended June 30, 2020 and 2019 were $3 million and $2 million, respectively.
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
Nuclear Insurance
SCE is a member of Nuclear Electric Insurance Limited ("NEIL"), a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $50 million and $1.1 billion, respectively. If NEIL losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $30 million per year.
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.8 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers. SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $65 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $10 million per future incident in any one year. Based on its ownership interests in San Onofre and Palo Verde prior to January 5, 2018, SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.
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
In December 2019, the CPUC filed a protest alleging that $419 million of costs associated with the Tehachapi Transmission Project are imprudent and should be disallowed from SCE's FERC rate base because these costs exceeded the maximum reasonable cost identified by the CPUC when it granted the project's certificate of public convenience and necessity. As part of the 2019 Formula Rate Settlement, the CPUC withdrew its protest effective as of July 27, 2020. Refer to Note 1 for further details related to 2019 FERC Formula Rate.
Note 13. Equity
In May 2020, Edison International issued 14,181,882 shares of common stock in a registered direct offering and received approximately $800 million in proceeds, before deducting fees and offering expenses of $14 million. The proceeds were used to pay off debt outstanding under a term loan agreement and for general corporate purposes. Refer to Note 5 for details of the term loan.
In May 2019, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market" ("ATM") program under which it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. During the three months ended June 30, 2020, Edison International did not issue any shares through the ATM program. During the six months ended June 30, 2020, Edison International issued 391,501 shares through the ATM program and received proceeds of $27 million, net of fees and offering expenses of $0.3 million. The proceeds from the sales were used for equity contributions to SCE and for general corporate and working capital purposes. As of June 30, 2020, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.
Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three and six months ended June 30, 2020, 448,000 and 1,171,800 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $26 million and $72 million, 20,571 and 333,693 shares of common stock were issued as stock compensation awards for net cash receipts of $1 million and $14 million and 72,910 and 129,019 shares of new common stock were issued in lieu of distributing $5 million and $9 million to shareholders opting to receive dividend payments in the form of additional common stock, respectively.
In the three and six months ended June 30, 2020, SCE received a total of $619 million and $888 million in capital contributions, respectively, from Edison International Parent to support SCE's capital program, maintain the equity portion of SCE's capital structure at authorized levels and for general corporate purposes.

Note 14. Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$(67)	$(58)	$(69)	$(50)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	1	4	3
Other[2]	—	—	—	(10)
Change	2	1	4	(7)
Ending Balance	$(65)	$(57)	$(65)	$(57)
1 These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.
2 Edison International recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform.
SCE's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$(37)	$(27)	$(39)	$(23)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	1	3	2
Other[2]	—	—	—	(5)
Change	1	1	3	(3)
Ending Balance	$(36)	$(26)	$(36)	$(26)
1 These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.
2 SCE recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform.

Note 15. Other Income
Other income net of expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
SCE other income (expense):
Equity allowance for funds used during construction	$30	$32	$51	$49
Increase in cash surrender value of life insurance policies and life insurance benefits	23	9	33	18
Interest income	7	7	16	16
Net periodic benefit income – non-service components	27	16	55	35
Civic, political and related activities and donations	(4)	(8)	(15)	(21)
Other	(1)	—	(6)	(3)
Total SCE other income	82	56	134	94
Other income (expense) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	—	—	(1)	(2)
Other	(1)	(1)	—	1
Total Edison International other income	$81	$55	$133	$93
Note 16. Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2020	2019	2020	2019
Cash payments (receipts):
Interest, net of amounts capitalized	$369	$301	$312	$268
Income taxes, net	—	(65)	—	(101)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	241	200	—	—
Preferred and preference stock	12	12	12	12
SCE's accrued capital expenditures at June 30, 2020 and 2019 were $450 million and $463 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions
For the three and six months ended June 30, 2020, SCE purchased wildfire liability insurance with premiums of $176 million for wildfire liability insurance from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. For the three and six months ended June 30, 2019, SCE purchased wildfire liability insurance with premiums of $74 million and $260 million from EIS. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS were as follows:

(in millions)	June 30, 2020	December 31, 2019
Long-term insurance receivable due from affiliate	$803	$803
Prepaid insurance[1]	1	10
1 Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.
The expense for wildfire-related insurance premiums paid to EIS was $50 million and $41 million for the three months ended June 30, 2020 and 2019, respectively, and $100 million and $72 million for the six months ended June 30, 2020 and 2019, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2020. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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
As of July 23, 2020, SCE was aware of at least 323 lawsuits, representing approximately 5,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One hundred and thirty-nine of the 323 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. The lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, on certain fire only matters is currently scheduled for January 12, 2021 but may be delayed further due to the wide-spread disruption being caused by the COVID-19 pandemic.
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
Seventy-six of the 323 lawsuits mentioned under "Thomas Fire and Koenigstein Fire Litigation" above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Thirty-seven of the 76 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. The Thomas and Koenigstein Fires lawsuits and the Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption being caused by the COVID-19 pandemic.
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
As of July 23, 2020, SCE was aware of at least 247 lawsuits, representing approximately 4,826 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. One hundred and sixty-seven of the 247 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Woolsey Fire lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Woolsey Fire: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs.
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
Many of the risks and uncertainties identified in the 2019 Form 10-K are, and will be, exacerbated by the impacts of the COVID-19 pandemic and the actions being taken by governmental entities, businesses, individuals and others in response to the pandemic. Some examples follow. Similar to other companies in California, a large portion of Edison International's and SCE's workforce, including employees of their contractors, may be unable to perform their job functions effectively due to illness, family illness, quarantine requirements, social-distancing, telework requirements and other impacts of the COVID-19 pandemic. In addition, as a result of actions being taken in response to the pandemic, SCE's supply chains are facing constraints and SCE is facing challenges from local permitting authorities. If a significant portion of SCE's workforce cannot effectively perform their job functions, SCE is unable to procure required materials, SCE does not timely obtain any required permits and/or local authorities prohibit SCE from conducting previously permitted work, SCE will likely be unable to effectively and timely complete planned work and projects, including its WMP and capital projects. Further, SCE may be unable to effectively execute its Public Safety Power Shut-Off program due to, among other things, requests from local and State authorities not to shut off the power during the pandemic, and thereby may increase the risk of SCE equipment causing wildfires.

In addition, impacts of the COVID-19 pandemic on SCE's customers and third parties could also result in SCE facing, among other things, significant reductions in demand for electricity and payment delays and/or defaults from customers which could result in significant under-collections. Edison International and SCE could also face payment delays and/or defaults from insurers and other counter-parties. Furthermore, capital markets have been impacted by the pandemic and this has increased Edison International's and SCE's costs of accessing those markets. Edison International's and SCE's access to the bank and capital markets could also be constrained and/or the costs of accessing those markets could increase further as a result of the pandemic, including if Edison International's and/or SCE's credit ratings are downgraded, or placed on negative watch due to concerns about Edison International and/or SCE's financial health as a result of the impacts of the pandemic. SCE may also incur significant incremental costs as a result of actions it is taking in response to the pandemic, including costs being incurred to maintain its operations and assist its employees who are required to telework or are otherwise impacted by the pandemic. SCE could also face delays in important legal and regulatory proceedings. These impacts, among others, could materially and adversely impact Edison International's and SCE's business, operations, cash flows, liquidity and financial results.

EXHIBITS

Exhibit Number	Description

10.1
364-Day Revolving Credit Agreement dated as of May 8, 2020 among Southern California Edison, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., Barclays Bank PLC, and Bank of America N.A. as co-syndication agents (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison's Form 8-K dated and filed May 8, 2020)*

10.2
Form of Common Stock Purchase Agreement, dated as of May 13, 2020, by and between Edison International and the Purchasers party (File No. 1-09936, filed as Exhibit 10.1 to Edison International's Form 8-K dated and filed May 13, 2020)*

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1	Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2020, filed on July 28, 2020, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2	Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2020, filed on July 28, 2020, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104	The cover page of this report formatted in Inline XBRL (included as Exhibit 101)
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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss
	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 28, 2020	Date:	July 28, 2020