Form 10-Q/A
period 2020-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2020-07-30
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

v

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Amendment”) amends and restates the EIX and SCE combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 filed with the SEC on July 28, 2020 (the "Original Filing"). Due to a third-party software error related to the Original Filing, this Amendment is filed to include the section titled "Southern California Wildfires and Mudslides," in the Management Overview section of Management's Discussion and Analysis of Financial Condition and Results of Operations, which was inadvertently omitted. No other changes have been made to the Original Filing, and the omitted information was included in the Original Filing in a section titled "Southern California Wildfires and Mudslides" in Note 12 to the Notes to the Consolidated Financial Statements filed with the Original Filing.

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
Over the past several years, wind-driven wildfires impacted portions of SCE's service territory, with wildfires in December 2017 and November 2018 causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. Several wind-driven wildfires have originated in Southern California subsequent to 2018, however, SCE does not expect any of these fires to have a material adverse effect on its financial condition, results of operations or cash flows.
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
Edison International and SCE will seek to offset any actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events with recoveries from insurance policies in place at the time of the events and, to the extent actual losses exceed insurance, through electric rates. As of June 30, 2020, Edison International and SCE have remaining expected recoveries from insurance of $1.6 billion and through FERC electric rates of $77 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.
Edison International and SCE continue to pursue regulatory and legal strategies, and anticipate pursuing legislative strategies in the longer term, to address the application of a strict liability standard to wildfire-related property damages without the guaranteed ability to recover resulting costs in electric rates.
Current Wildfire Insurance Coverage
SCE has $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2020 through June 30, 2021, subject to up to $80 million of co-insurance and $50 million of self-insured retention, which results in net coverage of approximately $870 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits. SCE believes that its insurance coverage for the July 1, 2020 through June 30, 2021 period meets its obligation to maintain reasonable insurance coverage under AB 1054.
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
Safety Certification and Wildfire Mitigation Plan
Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan. On July 25, 2019, SCE obtained its initial safety certification that is valid for 12 months. Notwithstanding its 12-month term, if SCE requests a new safety certification prior to the expiration of its initial safety certification, then its initial safety certification will remain valid until the CPUC acts on its request for a new safety certification. SCE submitted its request for a new safety certification in June 2020.
In June 2020, the CPUC ratified the WSD conditional approval of SCE's 2020 – 2022 WMP. The approval is conditioned on SCE providing requested information to the WSD, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the WSD. The CPUC's ratification of the WSD's conditional approval of SCE's 2020 – 2022 WMP satisfies the AB 1054 requirement that SCE must have an approved WMP to receive a safety certification.
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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss
	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 29, 2020	Date:	July 29, 2020