Form 10-Q
period 2020-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2020-10-27
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL			SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue			2244 Walnut Grove Avenue
(P.O. Box 976)			(P.O. Box 800)
Rosemead,	California	91770	Rosemead,	California	91770
(Address of principal executive offices)			(Address of principal executive offices)
(626)	302-2222		(626)	302-1212
(Registrant's telephone number, including area code)			(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC

Southern California Edison Company: None.

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
    Edison International        Yes ☐ No ☑     Southern California Edison Company    Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of October 20, 2020:
Edison International	378,513,912 Shares
Southern California Edison Company	434,888,104 Shares

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

ARO(s)	asset retirement obligation(s)
Bcf	billion cubic feet
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
CAL FIRE	California Department of Forestry and Fire Protection
CCAs	Community Choice Aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
Cost of Capital Compliance Period	January 1, 2020 to December 31, 2022, the current compliance period for SCE's CPUC authorized capital structure
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
DERs	distributed energy resources
Edison Energy	Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that is engaged in the competitive business of providing energy services to commercial and industrial customers
Edison Energy Group	Edison Energy Group, Inc., a wholly-owned subsidiary of Edison International, is a holding company for subsidiaries engaged in competitive businesses
EME	Edison Mission Energy
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
FERC 2018 Settlement Period	January 1, 2018 through November 11, 2019
FERC 2019 Settlement Period	November 12, 2019 through at least December 31, 2021
FHPMA	Fire Hazard Prevention Memorandum Account
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case

GS&RP	Grid Safety and Resiliency Program
GWh	gigawatt-hours
Joint Proxy Statement	Edison International's and SCE's definitive Proxy Statement filed with the SEC in connection with Edison International's and SCE's Annual Shareholders' Meeting held on April 23, 2020
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
kV	unit of electrical potential equal to 1000 volts
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Montecito Mudslides	the mudslides and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
ROE	return on common equity
RPS	Renewables portfolio standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
September 2020 Subrogation Settlement	a settlement entered into in September 2020 among Edison International, SCE and the Settling Subrogation Plaintiffs
Settling Subrogation Plaintiffs	the plaintiffs party to the September 2020 Subrogation Settlement, representing all the insurance subrogation plaintiffs in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018
TAMA	Tax Accounting Memorandum Account
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TOU	Time-Of-Use
US EPA	U.S. Environmental Protection Agency
VCFD	The Ventura County Fire Department
WEMA	Wildfire Expense Memorandum Account
WMP	a wildfire mitigation plan required to be filed at least once every three years under AB 1054 to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment

v

Wildfire Insurance Fund	The insurance fund established under AB 1054
Woolsey Fire	a wind-driven fire that originated in Ventura County in November 2018
WSD	Wildfire Safety Division of the CPUC

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
•ability of SCE to implement its WMP, including effectively implementing Public Safety Power Shutoffs when appropriate;
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
•risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, delays, contractual disputes, and cost overruns;
•pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
•extreme weather-related incidents and other natural disasters (including earthquakes and events caused, or exacerbated, by climate change, such as wildfires and extreme heat waves), which could cause, among other things, public safety issues, property damage, operational issues (such as rotating outages) and unanticipated costs;
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

•risks associated with the operation of transmission and distribution assets and power generating facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
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
The MD&A for the nine months ended September 30, 2020 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2019 and as compared to the nine months ended September 30, 2019. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2019 (the "2019 MD&A"), which was included in the 2019 Form 10-K.

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

	Three months ended September 30,			Nine months ended September 30,
(in millions)	2020	2019	Change	2020	2019	Change
Net (loss) income attributable to Edison International
SCE	$(264)	$503	$(767)	$336	$1,215	$(879)
Edison International Parent and Other	(24)	(32)	8	(123)	(74)	(49)
Edison International	(288)	471	(759)	213	1,141	(928)
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(880)	—	(880)	(889)	—	(889)
Wildfire Insurance Fund expense	(61)	(48)	(13)	(181)	(48)	(133)
Disallowed historical capital expenditures in SCE's 2018 GRC decision	—	—	—	—	(123)	123
Sale of San Onofre nuclear fuel	21	—	21	58	3	55
Re-measurement of tax assets and liabilities	—	—	—	18	69	(51)
Edison International Parent and Other
Goodwill impairment	—	—	—	(25)	—	(25)
Re-measurement of tax liabilities	—	—	—	(3)	—	(3)
Total non-core items	(920)	(48)	(872)	(1,022)	(99)	(923)
Core earnings (losses)
SCE	656	551	105	1,330	1,314	16
Edison International Parent and Other	(24)	(32)	8	(95)	(74)	(21)
Edison International	$632	$519	$113	$1,235	$1,240	$(5)
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

Edison International's third quarter 2020 earnings decreased $759 million from the third quarter of 2019, resulting from a decrease in SCE's earnings of $767 million and a decrease in Edison International Parent and Other's losses of $8 million. SCE's lower earnings consisted of $872 million of higher non-core losses and $105 million of higher core earnings. Edison International's earnings for the nine months ended September 30, 2020 decreased $928 million from the nine months ended September 30, 2019, resulting from a decrease in SCE's earnings of $879 million and an increase in Edison International Parent and Other's losses of $49 million. SCE's lower earnings consisted of $895 million of higher non-core losses and $16 million of higher core earnings.
The increase in SCE's core earnings in both periods was primarily due to higher CPUC-related revenue due to the escalation mechanism as set forth in the 2018 GRC decision and lower expenses from regulatory deferrals related to wildfire mitigation activities, partially offset by higher operation and maintenance expenses, including customer uncollectibles resulting from the COVID-19 pandemic and SCE's response to it. In the nine month period, SCE's higher core earnings were also partially offset by the adoption of the 2018 GRC decision in the second quarter of 2019.
Edison International Parent and Other's decrease in losses for the three months ended September 30, 2020 was primarily due to increased tax benefits. Edison International Parent and Other's increased net loss for the nine months ended September 30, 2020 was due to higher core losses of $21 million and higher non-core losses of $28 million. Edison International's increase in core losses for the nine months ended September 30, 2020 was primarily due to higher interest expense, partially offset by increased tax benefits.
Consolidated non-core items for the nine months ended September 30, 2020 and 2019 primarily included:
•A charge of $1.2 billion ($889 million after-tax) in 2020 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of expected recoveries from FERC customers.
•Charges of $252 million ($181 million after-tax) recorded in 2020 and $67 million ($48 million after-tax) recorded in 2019 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Gains of $80 million ($58 million after-tax) recorded in 2020 and $4 million ($3 million after-tax) recorded in 2019 for SCE's sale of San Onofre nuclear fuel.
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
Southern California Wildfires and Mudslides
Multiple factors have contributed to increased wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California in 2020 and the past several years. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, increased incidence of dry lightning, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires. SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk.
California has experienced unprecedented weather conditions in 2020 and SCE's service territory remains susceptible to additional wildfire activity during the remainder of 2020 and beyond. The worsening weather and fuel conditions across

California increase the likelihood of significant damage from wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its 2020 – 2022 WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires.
Over the past several years, wildfires have impacted portions of SCE's service territory, with wildfires in December 2017 and November 2018 causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. Several wildfires have originated in Southern California subsequent to 2018, however, Edison International and SCE expect that any losses incurred in connection with these fires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material.
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
In the third quarter of 2020, SCE entered into the September 2020 Subrogation Settlement with the Settling Subrogation Plaintiffs to resolve those parties' collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides. Under the terms of the September 2020 Subrogation Settlement, SCE paid the Settling Subrogation Plaintiffs an aggregate of $1.2 billion in October 2020 and also agreed to pay $0.555 for each dollar in claims to be paid by the Settling Subrogation Plaintiffs to their policy holders before July 15, 2023, up to an agreed upon cap. In the second and third quarters of 2020, SCE entered into settlements with several hundred of the several thousand individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $73 million to those individual plaintiffs. Other claims and potential claims related to the 2017/2018 Wildfire/Mudslide Events remain. SCE continues to explore reasonable settlement opportunities with other plaintiffs in the outstanding 2017/2018 Wildfire/Mudslide Events litigation.
Final determinations of liability for the 2017/2018 Wildfire/Mudslide Events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

At June 30, 2020, Edison International and SCE were unable to determine a best estimate of expected losses within a reasonably estimated range and therefore Edison International's and SCE's balance sheets included estimated losses, established at the lower end of the reasonably estimated range of expected losses, of $4.5 billion for the 2017/2018 Wildfire/Mudslide Events. In light of recent developments, including the 2020 Subrogation Settlement and increased settlement activity with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation, management established a best estimate of expected potential losses for alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events litigation in the third quarter of 2020. As a result, Edison International and SCE recorded a charge of $1.3 billion as of September 30, 2020 related to the 2017/2018 Wildfire/Mudslide Events, against which SCE recorded expected recoveries through FERC electric rates of $84 million. The resulting net charge to earnings was $1.2 billion ($874 million after-tax).
As of September 30, 2020, Edison International and SCE had estimated liabilities of $5.8 billion reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events, consisting of $1.2 billion of fixed payments to be made under executed settlements and $4.6 billion in estimated losses for remaining alleged and potential claims. As of the same date, Edison International and SCE also had assets for remaining expected recoveries from insurance of $1.6 billion, consisting of $0.8 billion reflected as a short-term asset and $0.8 billion reflected in other long-term assets, and through FERC electric rates of $125 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of any potential fines or penalties that could be levied against SCE in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE are currently unable to reasonably estimate the magnitude of any such fines or penalties, or the associated timing if they were to be imposed. Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, the preliminary nature of the litigation processes, the uncertainty in estimating damages that may be alleged, and the uncertainty as to how these factors impact future settlements.
Edison International and SCE will seek to offset any actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance through electric rates. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.
Edison International and SCE continue to pursue regulatory and legal strategies, and anticipate pursuing legislative strategies in the longer term, to address the application of a strict liability standard to wildfire-related property damages without the guaranteed ability to recover resulting costs in electric rates.
Current Wildfire Insurance Coverage
SCE has $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2020 through June 30, 2021, subject to up to $80 million of co-insurance and $50 million of self-insured retention, which results in net coverage of approximately $870 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits. SCE believes that its insurance coverage for the July 1, 2020 through June 30, 2021 period meets its obligation to maintain reasonable insurance coverage under AB 1054.
2019 Wildfire Legislation
In July 2019, AB 1054 was signed by the governor of California and became effective immediately. The summary of the wildfire legislation in this report is based on SCE's interpretation of the legislation and is qualified in its entirety by, and should be read together with, AB 1054 and companion Assembly Bill 111.
Wildfire Insurance Fund
AB 1054 provided for the Wildfire Insurance Fund to reimburse a utility for payment of third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the insurance coverage required to be maintained under AB 1054. The Wildfire Insurance Fund was established in September 2019 and is available for claims related to wildfires ignited after July 12, 2019 that are determined by the responsible government investigatory agency to have been caused by a utility.
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
Safety Certification and Wildfire Mitigation Plan
Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan. On September 17, 2020, SCE obtained a safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requests a new safety certification prior to the expiration of its current safety certification, then its current safety certification will remain valid until the CPUC's WSD acts on SCE's request for a new safety certification.
In June 2020 the CPUC ratified the WSD's conditional approval of SCE's 2020 – 2022 WMP. The approval is conditioned on SCE providing requested information to the WSD, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the WSD. The WSD issued a draft resolution in October 2020 that, if adopted, will require SCE to update its 2020 – 2022 WMP by February 5, 2021.
Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019 cannot be included in the equity portion of SCE's rate base. SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. In July 2020, SCE applied for an irrevocable order from the CPUC to finance $337 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. The CPUC issued a proposed decision approving SCE's application in October 2020 and is expected to issue the irrevocable financing order in November 2020. As of September 30, 2020, SCE has spent $1.1 billion on AB 1054 Excluded Capital Expenditures. SCE expects to seek additional irrevocable orders from the CPUC to finance the remaining AB 1054 Excluded Capital Expenditures.
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
COVID-19
Southern California began experiencing the impacts of the COVID-19 pandemic in the first quarter of 2020. The total impacts of the pandemic are still emerging and will vary depending on the severity of impacts on society and the economy of the US and California. As a result of the pandemic, SCE has experienced increased costs, but the pandemic has not had a pervasive impact on SCE's ability to operate its business. However, as the impacts of the pandemic continue to unfold, areas that may be impacted in the future include: SCE's ability to execute its planned work, including wildfire mitigation and capital projects and the liquidity, cash flows and results of operations of Edison International and SCE. Factors that may increase in severity or that may emerge to cause these impacts include lack of availability of company and contractor employees to perform their job functions, supply chain disruptions, stop-work orders and limitations on the ability to obtain permits for work from local governments, reduced electricity usage by commercial and industrial customers partially offset by increased electricity usage by residential customers, non-payment due to the economic impacts on the customers served by SCE and narrower access to, or increased costs of accessing, bank and capital markets.
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
As a direct result of the pandemic, as of September 30, 2020, SCE has recognized net costs of $166 million primarily related to increased estimates of customer uncollectibles, sequestering certain SCE employees at essential work locations and coordination of SCE's response to the emergency. As of September 30, 2020, SCE had recorded $107 million of those costs above amounts authorized for related activities in the 2018 GRC as CPUC regulatory assets and a further $6 million has been deferred for collection from FERC customers. For further information see "Notes to the Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" and "Risk Factors." Legislation was passed in California in September 2020 allowing for securitization of revenue shortfalls associated with the economic effects of the COVID-19 pandemic, subject to approval of a financing order by the CPUC.
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

Regulatory Proceedings
2021 General Rate Case
The 2021 GRC will consist of four separate tracks. Track 1 is similar to previous GRCs and addresses revenue requirements for the three-year period 2021-2023. Tracks 2 and 3 address the reasonableness of 2018-2019 and 2020 wildfire mitigation costs that were incremental to amounts authorized in the 2018 GRC, respectively. In January 2020, a CPUC decision introduced a third attrition year in current and future GRCs. As a result, track 4 will address the revenue requirement for 2024. SCE is scheduled to submit its testimony for track 4 in May 2022.
For more information on tracks 2 and 3 of the 2021 GRC, see "—Wildfire Mitigation and Wildfire Insurance Expenses—2021 General Rate Case Wildfire Mitigation Memorandum Account Balances."
Track 1 of 2021 GRC
In August 2019, SCE filed its 2021 GRC application for the three-year period 2021 – 2023 and submitted rebuttal to intervenors' testimony in June 2020. Following amendments and other revisions to the rebuttal testimony in August and September 2020, SCE has requested a revenue requirement of $7.6 billion, an approximately $1.3 billion increase over the 2020 revenue requirement authorized in the 2018 GRC as updated for post test-year ratemaking changes. The amended and revised rebuttal testimony proposed post test-year increases in 2022 and 2023 of $452 million and $524 million, respectively. SCE's request excludes the revenue requirement associated with the approximately $1.6 billion of AB 1054 Excluded Capital Expenditures.
In April and May 2020, intervenors to the 2021 GRC proceeding, including the CPUC Public Advocates Office ("Cal Advocates") and The Utility Reform Network ("TURN"), submitted testimony in response to SCE's August 2019 application as revised and amended. Cal Advocates proposed reductions to 2021 operation and maintenance spending of $423 million or 15% of the total, and reductions to 2021 capital spending of $445 million or 9% of the total. TURN proposed reductions to 2021 operation and maintenance spending of $556 million or 17% of the total, and reductions to 2021 capital spending of $714 million or 14% of the total. The reductions to capital expenditures proposed by both parties included significant proposed reductions to SCE's Wildfire Covered Conductor Program. If adopted, the proposals of Cal Advocates and TURN would result in a 2021 revenue requirement of approximately $6.9 billion and $6.7 billion, respectively.
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
FERC Formula Rate
2019 FERC Formula Rate Settlement
In September 2020, the FERC approved a settlement of SCE's formula rates for the 2019 Formula Rate case ("2019 Formula Rate Settlement"). The settlement establishes SCE's FERC transmission revenue requirement for the 2019 FERC Settlement Period. SCE is permitted to request a new formula rate after December 31, 2021, the end of the 2019 FERC Settlement Period. The settlement provides for a total ROE of 10.30% inclusive of CAISO and transmission incentive adders. The settlement also provides that SCE's capital structure for purposes of its formula rate will reflect the higher of SCE's actual equity ratio or 47.50%. The transmission revenue requirement and rates that have been billed to customers prior to the implementation of the 2019 Formula Rate Settlement utilized a base ROE of 11.97%. SCE expects to refund the excess amounts billed to customers through the operation of the Formula Rate in 2021 and 2022. SCE had been recognizing revenue based on the expected outcome of this settlement and the impact of recording the settlement was not material.
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

2021 FERC Formula Rate Annual Update
In July 2020, SCE provided its preliminary 2021 annual transmission revenue requirement update to interested parties. The update reflects an increase in SCE's transmission revenue requirement of $123 million or 12.8% higher than amounts included in the 2020 annual rates. The increase is primarily due to growth in rate base and the effect of refunds from the annual FERC Formula Rate true-up mechanism on 2020 rates. SCE expects to file its 2021 annual update with the FERC by December 1, 2020 with the proposed rates effective January 1, 2021.
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
Wildfire Mitigation and Wildfire Insurance Expenses
In response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California, SCE is currently incurring wildfire mitigation and wildfire insurance related spending at levels significantly exceeding amounts authorized in its 2018 GRC. Several regulatory mechanisms, including but not limited to the GS&RP balancing account, the FHPMA, the WMP memorandum account and the WEMA, exist to allow SCE to track and seek recovery of these incremental costs. In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers. For certain wildfire mitigation and wildfire insurance expenses SCE performs its assessment of future recovery after its year to date spending exceeds the amounts authorized for the full calendar year under its current revenue requirement. As of September 30, 2020, SCE has recognized $797 million of regulatory assets related to incremental wildfire mitigation expenses, including depreciation expense from $1.4 billion of total incremental capital expenditures. As of September 30, 2020, SCE has $110 million of regulatory assets related to incremental wildfire insurance expenses in the WEMA. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets. SCE has recorded a further $175 million of incremental wildfire mitigation expenses, including $10 million for the quarter ended September 30, 2020, that are subject to reasonableness reviews through the 2021 GRC proceeding. As discussed below, the CPUC has approved recovery of certain incremental wildfire mitigation and wildfire insurance expenses through SCE's GS&RP and WEMA proceedings. As of September 30, 2020, SCE has wildfire-related regulatory assets totaling $1,061 million including wildfire mitigation, wildfire insurance, and wildfire and drought restoration costs. Of this amount, $119 million has been approved. The remaining $942 million of wildfire-related regulatory assets will be reviewed through ongoing or future proceedings.
Grid Safety and Resiliency Program
In April 2020, the CPUC approved a settlement agreement between SCE and certain parties to SCE's GS&RP proceeding. Under the settlement, SCE is authorized to spend approximately $599 million ($476 million capital) between 2018 and 2020. Upon approval by the CPUC in July 2020, SCE established a balancing account to track the difference between actual GS&RP costs and amounts authorized. SCE included the authorized revenue requirement (other than for AB 1054 Excluded Capital Expenditures) in rates on October 1, 2020. If spending is less than authorized, SCE will refund those amounts to customers. If spending is in excess of authorized amounts, SCE will present those costs for reasonableness review in track 3 of the 2021 GRC. Additionally, SCE's recovery of tree removal costs is capped at a specific average authorized unit cost and a total volume of trees.
Through September 30, 2020, SCE has incurred $819 million of capital expenditures, of which $343 million will be subject to a reasonableness review, and $90 million of incremental operations and maintenance expenses, all of which is within the amount authorized in the settlement agreement.

In July 2020, SCE applied for an irrevocable order from the CPUC to finance $337 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. The CPUC issued a proposed decision approving SCE's application in October 2020 and is expected to issue the irrevocable financing order in November 2020.
2021 General Rate Case Wildfire Mitigation Memorandum Account Balances
In March 2020, SCE made its 2021 GRC track 2 filing with the CPUC. After updates included in SCE's September 2020 rebuttal testimony, SCE's track 2 request was $302 million of capital expenditures and $491 million of operation and maintenance expenses from 2018 and 2019 that were incremental to amounts authorized in SCE's 2018 GRC and not associated with SCE's GS&RP application. The GRC track 2 expenditures predominantly related to enhanced overhead inspections, an expanded vegetation management program and expert consultant contract labor costs supporting SCE's wildfire mitigation activities. The majority of these expenditures are recorded in the WMP memorandum account and the FHPMA. The capital revenue requirement recorded in memorandum accounts mainly represents depreciation expense, taxes, and return. After flow through tax effects and excluding the revenue requirement associated with AB 1054 Excluded Capital Expenditures, SCE's GRC track 2 filing rebuttal testimony resulted in a requested revenue requirement of $482 million.
In October 2020, SCE and all the parties to track 2 of the 2021 GRC proceeding (collectively, the "Track 2 Parties") reached a confidential settlement-in-principle regarding all issues in track 2. Once a definitive settlement is executed by the Track 2 Parties, the parties will file a motion with the CPUC seeking approval of the settlement. While SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision, SCE does not expect the settlement-in-principle, if approved by the CPUC, to have a negative impact on SCE's results of operations.
Incremental wildfire mitigation costs from 2020, and all GS&RP costs above settled amounts, are to be reviewed in track 3 of the 2021 GRC proceeding, which will be filed in March 2021. The schedule for SCE's 2021 GRC includes a proposed decision on track 3 in the first quarter of 2022.
Wildfire Expense Memorandum Account
In September 2020, the CPUC approved SCE's WEMA application to recover $478 million in wildfire insurance premium costs to June 30, 2020 incurred in excess of premiums approved in the 2018 GRC and corresponding financing costs. The decision authorized SCE to collect a total revenue requirement of $505 million over a two-year period. SCE included the authorized revenue requirement in rates in October 2020 and the related costs previously deferred in WEMA were transferred to the BRBBA. As of September 30, 2020, the $110 million of regulatory assets in the WEMA is for wildfire insurance premium costs from July 1, 2020 to September 30, 2020.
Capital Program
Total capital expenditures (including accruals) were $3.7 billion and $3.3 billion for the first nine months of 2020 and 2019, respectively.
SCE forecasts capital expenditures within a range of $4.9 billion to $5.1 billion in 2020. The forecast has increased in the third quarter of 2020 as a result of telecommunications network and wildfire restoration expenditures not previously forecasted and may increase further as a result of the ongoing wildfire restoration work.
Reflected below is SCE's weighted average annual rate base forecast for 2020 – 2023 which has been updated since the 2019 Form 10-K to reflect SCE's 2021 GRC rebuttal testimony, the approval of SCE's Charge Ready 2 Program and the FERC approval to include Construction Work In Progress associated with the Riverside Transmission Reliability Project in transmission rate base.
The table below excludes AB 1054 Excluded Capital Expenditures and does not reflect rate base associated with non-GRC projects or programs that have not yet been approved by the CPUC, including CSRP. In addition, a third-party holds an option to invest up to $400 million in the West of Devers Transmission project at the estimated in-service date of 2021. The rate base in the table below is reduced to reflect this option.

Based on management judgment using historical precedent of previously authorized amounts and potential permitting delays and other operational considerations, a range case has been provided in the table below reflecting a 10% reduction on the total capital forecast for 2021 – 2023 and a 10% reduction on FERC capital spending and non-GRC programs for 2020.

(in billions)	2020	2021	2022	2023
Rate base for expected capital expenditures	$33.6	$36.0	$38.4	$41.2
Rate base for expected capital expenditures (using range case described above)	$33.3	$35.1	$37.0	$39.2
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

The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended September 30, 2020 versus September 30, 2019

	Three months ended September 30, 2020			Three months ended September 30, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$2,126	$2,509	$4,635	$1,832	$1,900	$3,732
Purchased power and fuel	—	1,817	1,817	—	1,708	1,708
Operation and maintenance	515	711	1,226	542	210	752
Wildfire-related claims, net of insurance recoveries	1,297	—	1,297	—	—	—
Wildfire Insurance Fund expense	85	—	85	67	—	67
Depreciation and amortization	489	—	489	459	—	459
Property and other taxes	113	—	113	98	—	98
Impairment and other	(28)	—	(28)	—	—	—
Other operating income	—	—	—	(1)	—	(1)
Total operating expenses	2,471	2,528	4,999	1,165	1,918	3,083
Operating (loss) income	(345)	(19)	(364)	667	(18)	649
Interest expense	(178)	(10)	(188)	(182)	(1)	(183)
Other income	54	29	83	39	19	58
(Loss) income before income taxes	(469)	—	(469)	524	—	524
Income tax benefit	(251)	—	(251)	(10)	—	(10)
Net (loss) income	(218)	—	(218)	534	—	534
Preferred and preference stock dividend requirements	46	—	46	31	—	31
Net (loss) income available for common stock	$(264)	$—	$(264)	$503	$—	$503
Net (loss) income available for common stock			$(264)			$503
Less: Non-core expense			(920)			(48)
Core earnings[1]			$656			$551
1    See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:
•Higher operating revenue of $294 million primarily due to the following:
•An increase in CPUC-related revenue of $230 million primarily due to the 2018 GRC decision's escalation mechanism and higher operating costs subject to balancing account treatment as a result of the approval of the GS&RP balancing account.
•An increase in FERC-related revenue of $69 million primarily due to $84 million of expected recoveries from customers for the FERC portion of wildfire related claims (see "Management Overview—Southern California Wildfires and Mudslides—2017/2018 Wildfire/Mudslide Events"), partially offset by an increase in revenue in the third quarter 2019 due to the settlement of SCE's 2018 FERC Formula Rate proceeding in 2019.
•Lower operation and maintenance costs of $27 million primarily due to the following:
•Decreased expenses of $148 million due to increased regulatory deferrals related to wildfire mitigation activities, including inspections, preventive maintenance, and vegetation management costs. Although higher wildfire-mitigation costs were incurred in 2020, a higher proportion of these costs were deferred to wildfire mitigation memorandum accounts.
•Increased expenses of $93 million subject to balancing account treatment primarily due to the approval of the GS&RP balancing account.
•Increased expenses of $28 million primarily due to employee benefit expenses of $7 million, customer uncollectibles expense of $7 million as a result of the COVID-19 pandemic, and higher support function expenses.
•Charge of $1.3 billion recorded in 2020 for wildfire-related claims related to the 2017/2018 Wildfire/Mudslide Events (see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides).
•Higher Wildfire Insurance Fund expense of $18 million for amortization of contributions to the Wildfire Insurance Fund for insurance protection. See "Management Overview—Southern California Wildfires and Mudslides" for further information.
•Higher depreciation and amortization expense of $30 million primarily due to increased plant balances in 2020.
•Higher property and other taxes of $15 million primarily due to higher property assessed values in 2020.
•Lower impairment and other of $28 million due to a gain related to the sale of San Onofre nuclear fuel in 2020. Under the terms of the January 2018 settlement of the San Onofre Order Instituting Investigation proceeding, the gain on sale of the nuclear fuel will not be returned to customers.
•Higher other income of $15 million primarily due to higher AFUDC equity income and higher insurance benefits.

•Higher income tax benefit of $241 million primarily due to the impact of lower pre-tax income from the charge for wildfire-related claims related to the 2017/2018 Wildfire/Mudslide Events.

•Higher preferred and preference stock dividends of $15 million primarily due to a loss on redemption of preferred securities in 2020.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:
•Higher purchased power and fuel costs of $109 million primarily due to higher energy purchase volume and higher power price, partially offset by higher congestion revenue rights credits.
•Higher operation and maintenance costs of $501 million driven by the authorization to recover 2018 through June 2020 wildfire insurance costs above GRC authorized that had been deferred as regulatory assets increasing expenses. See "Management Overview—Wildfire Mitigation and Wildfire Insurance Expenses—Wildfire Expense Memorandum Account" for further information.
•Higher interest expense of $9 million primarily driven by the authorization to recover financing costs associated with incremental 2018 through June 2020 wildfire insurance expenses.
•Higher other income of $10 million primarily driven by higher net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Nine months ended September 30, 2020 versus September 30, 2019

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$5,642	$4,753	$10,395	$4,919	$4,429	$9,348
Purchased power and fuel	2	3,811	3,813	—	3,848	3,848
Operation and maintenance	1,801	1,019	2,820	1,555	637	2,192
Wildfire-related claims, net of insurance recoveries	1,303	—	1,303	—	—	—
Wildfire Insurance Fund expense	252	—	252	67	—	67
Depreciation and amortization	1,461	—	1,461	1,259	—	1,259
Property and other taxes	326	—	326	300	—	300
Impairment and other	(80)	—	(80)	166	—	166
Other operating income	—	—	—	(4)	—	(4)
Total operating expenses	5,065	4,830	9,895	3,343	4,485	7,828
Operating income	577	(77)	500	1,576	(56)	1,520
Interest expense	(565)	(10)	(575)	(548)	(1)	(549)
Other income	130	87	217	95	57	152
Income before income taxes	142	—	142	1,123	—	1,123
Income tax benefit	(300)	—	(300)	(183)	—	(183)
Net income	442	—	442	1,306	—	1,306
Preferred and preference stock dividend requirements	106	—	106	91	—	91
Net income available for common stock	$336	$—	$336	$1,215	$—	$1,215
Net income available for common stock			$336			$1,215
Less: Non-core expense			(994)			(99)
Core earnings[1]			$1,330			$1,314
1    See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
Earning Activities
Earning activities were primarily affected by the following:
•Higher operating revenue of $723 million primarily due to the following:
•An increase in CPUC-related revenue of $590 million primarily due to the 2018 GRC's decision escalation mechanism and the reduction to revenue in the second quarter of 2019 due to recording the 2018 impacts of the 2018 GRC decision and higher operating costs subject to balancing account treatment primarily as a result of the approval of the GS&RP balancing account.
•An increase in FERC-related revenue of $127 million primarily due to the $84 million of expected recoveries from customers for the FERC portion of wildfire-related claims (see "Management Overview—Southern California Wildfires and Mudslides—2017/2018 Wildfire/Mudslide Events") and higher operating costs subject to balancing account treatment, partially offset by an increase in revenue in the third quarter 2019 due to the settlement of SCE's 2018 FERC Formula Rate proceeding in 2019.
•Higher operation and maintenance costs of $246 million primarily due to:
•Increased expenses of $128 million subject to balancing account treatment primarily as a result of the approval of GS&RP balancing account.
•Increased expenses related to COVID-19 of $49 million, consisting of $16 million in labor and other expenses resulting from SCE’s response to the COVID-19 pandemic and $33 million of customer uncollectibles expense.

•Higher employee benefit expenses of $36 million resulting primarily from the payout of 2019 short-term incentive compensation and other employee benefit programs.
•The $25 million reduction to expenses primarily from the 2018 impact of adopting the 2018 GRC decision's change in capitalization rates, recorded in the second quarter of 2019.
•Higher wildfire insurance expenses of $23 million primarily due to the authorization to recover certain 2018 wildfire insurance expenses reducing expenses in 2019.
•Increased other expenses of $64 million including environmental remediation, legal costs and worker's compensation costs.
•Decreased expenses of $79 million due to increased regulatory deferrals related to wildfire-mitigation costs including inspections, preventive maintenance and vegetation management costs. Although higher wildfire-mitigation costs were incurred in 2020, a higher proportion of these costs were deferred to wildfire mitigation memorandum accounts.
•Charge of $1.3 billion recorded in 2020 for wildfire-related claims related to the 2017/2018 Wildfire/Mudslide Events (see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides).
•Higher Wildfire Insurance Fund expense of $185 million for amortization of contributions to the Wildfire Insurance Fund for insurance protection. See "Management Overview—Southern California Wildfires and Mudslides" for further information.
•Higher depreciation and amortization expense of $202 million primarily due to the 2018 impact of a change in depreciation rates and disallowed historical capital expenditures from adoption of the 2018 GRC decision, recorded in the second quarter of 2019, and increased plant balances in 2020.
•Higher property and other taxes of $26 million primarily due to higher property assessed values in 2020.
•Lower impairment and other of $246 million primarily due to an impairment of $170 million related to the disallowed historical capital expenditures as a result of 2018 GRC decision in 2019, discussed above, and a gain of $76 million related to the sale of San Onofre nuclear fuel in 2020. As noted above, the gain on the sale of nuclear fuel will not be returned to customers.
•Higher interest expense of $17 million primarily due to increased borrowings, partially offset by lower interest rates.
•Higher other income of $35 million primarily due to higher insurance benefits and higher AFUDC equity income.

•Higher income tax benefit of $117 million primarily due to the impact of lower pre-tax income from the charge for wildfire-related claims related to the 2017/2018 Wildfire/Mudslide Events, partially offset by the 2018 tax benefit of $80 million recorded in 2019 as a result of the 2018 GRC decision and a $69 million tax benefit recorded in 2019 related to changes in the allocation of deferred tax re-measurement between customers and shareholders.

•Higher preferred and preference stock dividends of $15 million primarily due to a loss on redemption of preferred securities in 2020.
Cost-Recovery Activities
Cost-recovery activities were primarily affected by the following:
•Lower purchased power and fuel costs of $37 million driven by higher congestion revenue right credits and contract amendments, partially offset by higher energy purchase volume. In addition, CAISO issued invoices that revised FERC tariffs for interest costs associated with scheduling coordinator activities, resulting in a generation surcharge of $59 million reflected as an additional purchased power expense and a transmission refund of $66 million as a reduction in operation and maintenance expense.
•Higher operation and maintenance costs of $382 million driven by the authorization to recover 2018 through June 2020 wildfire insurance costs above GRC authorized that had been deferred as regulatory assets increasing expenses (see "Management Overview—Wildfire Mitigation and Wildfire Insurance Expenses—Wildfire Expense Memorandum Account") and higher transmission access charges, partially offset by the CAISO refund of $66 million mentioned above.

•Higher interest expense of $9 million primarily driven by the authorization to recover financing costs associated with incremental 2018 through June 2020 wildfire insurance expenses.
•Higher other income of $30 million primarily driven by higher net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $4.3 billion and $3.5 billion for the three months ended September 30, 2020 and 2019, respectively, and $9.6 billion and $8.6 billion for the nine months ended September 30, 2020 and 2019, respectively.
The increase for the three months and nine months ended September 30, 2020 compared to the same periods in 2019 is primarily due to higher CPUC revenue due to the 2018 GRC decision's escalation mechanism and the approval of the GS&RP balancing account, higher FERC revenue due to expected recoveries from customers for the FERC portion of wildfire-related claims and higher cost-recovery activities related to authorization to recover 2018-2020 wildfire insurance costs that had been deferred as regulatory assets increasing expenses. See "—Earnings Activities" and "—Cost-Recovery Activities" for further details.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.
Income Taxes
SCE's income tax benefit increased by $241 million and $117 million for the three and nine months ended September 30, 2020 compared to the same period in 2019.
The effective tax rates were (53.5)% and (1.9)% for the three months ended September 30, 2020 and 2019, respectively. The effective tax rates were (211.3)% and (16.3)% for the nine months ended September 30, 2020 and 2019, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease for the three months ended September 30, 2020 compared to the same period in 2019 is primarily due to the impact of lower pre-tax income resulting from the charge of $1.2 billion for wildfire-related claims. The effective tax rate decrease for the nine months ended September 30, 2020 compared to the same period in 2019 is primarily due to the impact of lower pre-tax income, partially offset by the absence of tax benefit from the adoption of the 2018 GRC final decision and the absence of the 2019 changes in the allocation of deferred tax re-measurement between customers and shareholders that resulted from a CPUC resolution.
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
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Edison Energy Group and subsidiaries	$(3)	$—	$(32)	$(4)
Corporate expenses and other subsidiaries	(21)	(32)	(91)	(70)
Total Edison International Parent and Other	$(24)	$(32)	$(123)	$(74)
Less: Non-core expense	—	—	(28)	—
Core losses[1]	$(24)	$(32)	$(95)	$(74)
1    See use of non-GAAP financial measures in "Management Overview - Highlights of Operating Results."

The loss from operations of Edison International Parent and Other decreased $8 million for the three months ended September 30, 2020 and increased $49 million for the nine months ended September 30, 2020 compared to the same period in 2019.
The decrease of losses for the three months ended September 30, 2020 is primarily due to increased tax benefits. The increase of losses for the nine months ended September 30, 2020 is primarily due to a goodwill impairment charge, stemming from the economic impact of COVID-19, of $34 million ($25 million after-tax) recorded in 2020 for Edison International Parent and Other related to Edison Energy and higher interest expense as a result of increased borrowings, partially offset by increased tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE's cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to and equity contributions from Edison International, obligations to preference shareholders, and the outcome of tax, regulatory and legal matters.
The COVID-19 pandemic may cause narrower access to, or increased costs of accessing, bank and capital markets. As a precaution, SCE brought forward debt issuances that had been planned for later in the year to provide additional financing flexibility given possible future market uncertainty. For further details, see "Management Overview—COVID-19" and "—Available Liquidity."
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market financings, and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facilities to fund cash requirements.
SCE expects to finance the approximately $1.6 billion of AB 1054 Excluded Capital Expenditures by issuing securitized bonds. For further information, see "Management Overview—Southern California Wildfires and Mudslides." Prior to issuance of such bonds, other debt instruments are being used to temporarily finance the expenditures, including a term loan of $475 million and a 364-day $800 million revolving credit facility entered into during the first quarter of 2020.
In October 2020, SCE issued $350 million of refunding mortgage bonds. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." The proceeds were used to fund the payment of wildfire claims exceeding insurance proceeds, including $1.2 billion paid under the September 2020 Subrogation Settlement. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
SCE expects to issue additional debt to finance payments for future resolutions of claims related to the 2017/2018 Wildfire/Mudslide Events that exceed insurance. Edison International anticipates issuing approximately $1.0 billion of equity to invest in SCE, dependent on the timing of such payments, to enable SCE to issue the necessary debt and maintain investment grade credit ratings.
In the third quarter of 2020, SCE redeemed $120 million of cumulative preferred stock, which were all of the outstanding shares of SCE's preferred stock, and $180 million of SCE's Series G Preference Stock. For further details, see "Notes to Consolidated Financial Statements—Note 14. Equity." The redemption reduces the preferred equity component of SCE's capital structure from 9% to 5%, bringing it in line with the capital structure authorized in the 2020 Cost of Capital decision. For further information, see "Management Overview—2020 Cost of Capital Application" in the 2019 MD&A.

SCE's long-term issuer credit ratings are at investment grade levels. However, during the third quarter of 2020, the S&P rating outlooks for all three investor-owned utilities in California were revised to negative due to unprecedented wildfire activity throughout California in August and September of 2020. Despite 2020 wildfire activity, SCE's ratings outlook from Moody's and Fitch has remained stable as of September 2020, due to the reduced financial risk that wildfires pose to SCE following the enactment of AB 1054. For further information, see "Management Overview—Southern California Wildfires and Mudslides."

The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Long-term Issuer Credit Rating	Baa2	BBB-	BBB
Outlook	Stable	Stable	Negative
SCE's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. The broad economic impacts of the COVID-19 pandemic may also affect SCE's credit rating. For further information see "Management Overview—COVID-19" and "Risk Factors." Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade from the major credit rating agencies. Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade are $53 million as of September 30, 2020. In addition, if SCE's credit rating falls below investment grade, it may be required to post up to $50 million in collateral, in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs. Furthermore, if SCE was downgraded below investment grade, counterparties may also institute new collateral requirements for future transactions. For further details, see "—Margin and Collateral Deposits."
Available Liquidity
At September 30, 2020, SCE had cash on hand of $30 million.
At September 30, 2020, SCE had approximately $2.2 billion available under its $3.0 billion revolving credit facility. The credit facility is available for borrowing needs until May 2024 and may be extended for one additional year with the lenders' approval. The aggregate maximum principal amount under the credit facility may be increased up to $4.0 billion, provided additional lender commitments are obtained.
In the first quarter of 2020, SCE entered into a 364-day revolving credit facility for $800 million. The credit facility is available for borrowing needs until March 2021 and may be extended for two 364-day periods, at the lenders' discretion. The aggregate maximum principal amount under the revolving credit facility may be increased up to $1.1 billion, provided that additional lender commitments are obtained. At September 30, 2020, SCE had $146 million available under the facility. The facility was used to fund AB 1054 Excluded Capital Expenditures until issuance of securitized bonds. In the first quarter of 2020, SCE also borrowed $475 million under a term loan agreement due in March 2021 to repay commercial paper borrowings temporarily used to fund AB 1054 Excluded Capital Expenditures.
In the second quarter of 2020, SCE entered into a 364-day revolving credit facility for $1.5 billion. The credit facility is available for borrowing needs until May 2021. At September 30, 2020, there were no borrowings under the revolving credit facility. The revolving credit facility is available for general corporate purposes, including to support liquidity needs that may arise as a result of undercollections due to the COVID-19 pandemic and related consumer protection measures that SCE has put in place.
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

Debt Covenant
SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At September 30, 2020, SCE's debt to total capitalization ratio was 0.51 to 1.
At September 30, 2020, SCE was in compliance with all financial covenants that affect access to capital.
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
In June 2020, SCE filed a petition with the FERC seeking authorization to recover SCE's prudently incurred costs if the project is cancelled or abandoned for reasons beyond SCE’s control, and inclusion of 100% of the project’s network transmission Construction Work In Progress in transmission rate base during the construction period. In September 2020, the FERC issued orders granting SCE’s requests. SCE is allowed to seek recovery of 100% of all prudently incurred costs after September 17, 2020 and 50% of prudently incurred costs prior to that date.
Eldorado-Lugo-Mohave Upgrade
In April 2019, as directed by the CPUC, SCE filed an amended application for a certificate of public convenience and necessity ("CPCN") with the CPUC, which included total project costs of $257 million. A subsequent change to the project work scope reduced the project total cost to $246 million. In August 2020, the CPUC approved the CPCN for the project. The project is expected to be operational by 2022.
Grid Development - Transportation Electrification
Charge Ready Program
In August 2020, the CPUC issued a final decision approving SCE’s Charge Ready 2 application with certain modifications. The final decision authorized a budget of $436 million ($314 million capital) in 2018 dollars for a four-year program to support approximately 37,800 light-duty electric vehicle charging ports through an infrastructure program, rebates for charging infrastructure in new multi-unit dwelling construction, and marketing, education, and outreach. The program is expected to add approximately $400 million to SCE's rate base by 2026.
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
In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. The temporary exclusion will lapse on May 7, 2022 or when a determination regarding cost recovery for the 2017/2018 Wildfire/Mudslide Events is made, whichever comes earlier. If the CPUC has not made a determination regarding cost recovery by May 7, 2022, SCE is permitted to file another application for a waiver of compliance with its equity ratio requirement. In the interim, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE’s spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
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
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, its ability to access the capital markets, and generate operating cash flows and earnings. If SCE incurs significant costs related to catastrophic wildfires, including the 2017/2018 Wildfire/Mudslide Events, and is unable to recover such costs through insurance, the Wildfire Insurance Fund (for fires after July 12, 2019), or from customers or is unable to access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and its preference shareholders.
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at September 30, 2020 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations and the impact of SCE's credit ratings falling below investment grade.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2020 if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

(in millions)
Collateral posted as of September 30, 2020[1]	$201
Incremental collateral requirements for purchase power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	53
Incremental collateral requirements for purchase power and fuel contracts resulting from adverse market price movement[3]	14
Posted and potential collateral requirements	$268
1    Net collateral provided to counterparties and other brokers consisted of $201 million in letters of credit and surety bonds.
2    Power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions, at the time of a downgrade not reflected above. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.
3    Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2020 due to adverse market price movements over the remaining lives of existing power contracts using a 95% confidence level.

Decommissioning of San Onofre
In August 2020, SCE completed the transfer of spent nuclear fuel to dry cask storage in the Independent Spent Fuel Storage Installation and commenced major decommissioning activities at San Onofre.
In March 2020, the CPUC approved disbursements from SCE's nuclear decommissioning trusts to cover forecasted 2020 decommissioning costs, of which SCE's share is $406 million.
Edison International Parent and Other
In the next 12 months, Edison International expects to fund its net cash requirements through cash on hand, dividends from SCE, and capital market and bank financings, including by issuing additional debt and equity. Edison International may finance its ongoing cash requirements, including common stock dividends, working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with short-term or other financings, subject to availability in the bank and capital markets.
The COVID-19 pandemic may cause narrower access to, or increased costs of accessing, bank and capital markets. As a precaution, Edison International brought forward debt and equity issuances that had been planned for later in the year to provide additional financing flexibility given possible future market uncertainty. For further details, see "Management Overview—COVID-19."
At September 30, 2020, Edison International Parent had cash on hand of $62 million and no borrowings on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2024, and may be extended for one additional year with the lenders' approval. Under certain circumstances, the aggregate maximum principal amount under the credit facility may be increased up to $2.0 billion, provided additional lender commitments are obtained.
In the first quarter 2020, Edison International Parent borrowed $800 million under a term loan agreement. The proceeds were used for general corporate purposes. In May 2020, Edison International issued approximately $800 million of common stock in a registered direct offering. The proceeds were used to pay off the outstanding balance of the $800 million term loan mentioned above and for general corporate purposes. For further details, see "Notes to Consolidated Financial Statements—Note 14. Equity."
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
Edison International Parent expects to make further capital contributions to SCE in 2020 to increase the common equity component of SCE's capital structure, after deducting CPUC allowed exclusions, to 52% on a weighted average basis over the Capital Structure Compliance Period. For further information, see "—SCE—SCE Dividends."
In addition to the capital contributions described above, Edison International anticipates issuing approximately $1.0 billion of equity to invest in SCE. The timing of such issuance will correspond to SCE's future resolutions of claims related to the 2017/2018 Wildfire/Mudslide Events. Such transactions are expected to enable SCE to issue the necessary debt and maintain investment grade credit ratings at SCE and Edison International.
Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At September 30, 2020, Edison International Parent's consolidated debt to total capitalization ratio was 0.58 to 1.
At September 30, 2020, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Edison International Parent's long-term issuer credit ratings are at investment grade levels. However, during the third quarter of 2020, the S&P rating outlooks for all three investor-owned utilities in California were revised to negative due to unprecedented wildfire activity throughout California in August and September of 2020. Edison International Parent's ratings outlook from Moody's and Fitch has remained stable despite 2020 wildfire activity due to the reduced financial risk that wildfires pose to SCE following enactment of AB 1054. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Long-term Issuer Credit Rating	Baa3	BBB-	BBB
Outlook	Stable	Stable	Negative
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
Historical Cash Flows
SCE

	Nine months ended September 30,
(in millions)	2020	2019
Net cash provided by (used in) operating activities	$1,162	$(639)
Net cash provided by financing activities	2,530	4,039
Net cash used in investing activities	(3,686)	(3,336)
Net increase in cash, cash equivalents and restricted cash	$6	$64

Net Cash Provided by (Used in) Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019.

	Nine months ended September 30,		Change in cash flows
(in millions)	2020	2019	2020/2019
Net income	$442	$1,306
Non-cash items[1]	1,325	1,277
Subtotal	1,767	2,583	$(816)
Contributions to Wildfire Insurance Fund	—	(2,363)	2,363
Changes in cash flow resulting from working capital[2]	(720)	(247)	(473)
Regulatory assets and liabilities	(1,074)	(470)	(604)
Wildfire related claims[3]	1,267	—	1,267
Other noncurrent assets and liabilities[4]	(78)	(142)	64
Net cash provided by (used in) operating activities	$1,162	$(639)	$1,801
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
3    Represents an increase in estimated wildfire-related claims of $1.3 billion in the third quarter of 2020.
4    Includes changes in wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash provided by (used in) operating activities was impacted by the following:
Net income and non-cash items decreased in 2020 by $816 million primarily due to recognizing a net $1.2 billion charge ($874 million after-tax) related to wildfire-related claims in September 2020, partially offset by higher CPUC-related revenue due to the escalation mechanism as set forth in the 2018 GRC decision. Net cash used in operating activities was also impacted by cash outflow of $2.4 billion related to SCE's contribution to the Wildfire Insurance Fund in September 2019.
Net cash outflow for working capital was $720 million and $247 million during the nine months ended September 30, 2020 and 2019, respectively. Net cash outflow for working capital increased from 2019 to 2020 primarily due to increases in receivables from customers and accrued unbilled revenue of $779 million in 2020 and $533 million in 2019, respectively, partially offset by increases in payables of $156 million in 2020 and $270 million in 2019. Net cash outflow for working capital in both periods was impacted by insurance premium payments of $470 million and $453 million for wildfire-related coverage in 2020 and 2019, respectively.
Net cash used in regulatory assets and liabilities, including changes in net undercollections of balancing accounts was $1.1 billion and $470 million during the nine months ended September 30, 2020 and 2019, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2020
•Net undercollections of BRRBA were $420 million at September 30, 2020, compared to net overcollections of $328 million at December 31, 2019. Net undercollections increased by $748 million primarily due to refunds of prior overcollections (including incremental tax benefits and overcollections of distribution revenue that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC decision) and reclassification of approximately $500 million in undercollections from WEMA to be collected over a two-year period, starting October 2020, partially offset by current year overcollections due to higher distribution revenue primarily driven by higher residential usage.
•Undercollections of $193 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs, partially offset by an approximately $500 million reclassification to BRRBA as discussed above. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

•Net overcollections of FERC balancing accounts decreased by $94 million primarily due to a refund of prior year overcollections, $84 million expected recoveries from FERC customers related to 2017/2018 Wildfire/Mudslide Events and higher expenses related to wildfire and vegetation management, partially offset by overcollections due to current year billing at a higher ROE than approved in the 2019 Formula Rate Settlement.
•Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $154 million primarily due to recovery of prior ERRA and PABA undercollections, partially offset by undercollections in 2020 due to higher than forecasted power purchase price, lower than forecasted sales volume in current year, and refunds of prior overcollections from the New System Generation Balancing Account.
•Undercollections of $107 million related to incremental costs associated with COVID-19, primarily related to customer uncollectibles, sequestering certain SCE employees and coordination of SCE's response to the emergency. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
2019
•BRRBA overcollections decreased by $33 million primarily due to refunds of prior overcollections (including incremental tax benefits), offset by distribution revenue previously collected from customers in 2019 and 2018 that began being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision.
•The portfolio allocation balancing account was established in May 2019 to determine and pro-ratably recover from responsible bundled service and departing load customers the “above-market” costs of all generation resources that are eligible for cost recovery. Net undercollections for ERRA, PABA and the new system generation program decreased by $93 million primarily due to recovery of prior ERRA undercollections and overcollections of generation revenue occurring in 2019 and 2018 that began being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision. The cash inflow was partially offset by lower sales than forecasted in rates, higher than forecasted power and gas prices experienced in 2019, charges from CPUC-authorized contract terminations and refunds of prior overcollections from the new system generation program.
•Elimination of approximately $360 million in a regulatory liability that was established in 2018 to record adjustments associated with the delay in the 2018 GRC decision. In May 2019, the CPUC approved the final decision in SCE's 2018 GRC, resulting in 2019 and 2018 overcollections being refunded to customers through BRRBA and PABA, as discussed above.
•Undercollections of $234 million related to wildfire-related expenses that are probable of future recovery from customers, including risk mitigation costs and insurance premiums. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
•Higher cash due to $141 million of overcollections related to the timing of greenhouse gas auction revenue and low carbon fuel standard credits sales, and the related refunds and rebates to eligible customers.
Cash flows used in other noncurrent assets and liabilities were primarily related to SCE's payments of decommissioning costs ($164 million in 2020 and $126 million in 2019, respectively), partially offset by net earnings from nuclear decommissioning trust investments ($23 million in 2020 and $19 million in 2019, respectively). See "Nuclear Decommissioning Activities" below for further discussion. Also includes wildfire related insurance recovery of $73 million in 2020.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the nine months ended September 30, 2020 and 2019. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Nine months ended September 30,
(in millions)	2020	2019
Issuances of first and refunding mortgage bonds, plus premium and net of discount and issuance costs	$2,330	$2,306
Long-term debt repaid or repurchased	(698)	(81)
Term loan and revolving credit facility borrowing, net of repayment	1,129	—
Redemptions of preferred and preference stock	(308)	—
Short-term debt financing, net	73	(721)
Capital contribution from Edison International Parent	1,107	3,050
Payment of common stock dividends to Edison International	(1,007)	(400)
Payment of preferred and preference stock dividends	(97)	(96)
Other	1	(19)
Net cash provided by financing activities	$2,530	$4,039
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($3.9 billion and $3.5 billion for the nine-month periods ended September 30, 2020 and 2019, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $123 million and $114 million during the nine months ended September 30, 2020 and 2019, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's statement of cash flows includes nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2020	2019
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$23	$19
SCE's decommissioning costs	(164)	(126)
Net cash provided by investing activities:
Proceeds from sale of investments	4,754	3,354
Purchases of investments	(4,631)	(3,240)
Net cash impact	$(18)	$7
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($164 million in 2020 and $126 million in 2019, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($146 million and $133 million in 2020 and 2019, respectively).

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Nine months ended September 30,
(in millions)	2020	2019
Net cash used in operating activities	$(91)	$(178)
Net cash provided by financing activities	117	519
Net cash used in investing activities	(8)	(9)
Net increase in cash and cash equivalents	$18	$332
Net Cash Used in Operating Activities
Net cash used in operating activities was impacted by the following:
•$91 million and $77 million cash outflow from operating activities in 2020 and 2019, respectively, primarily due to payments relating to interest and operating costs.
•$101 million cash outflow related to intercompany tax allocation payments in 2019.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Nine months ended September 30,
(in millions)	2020	2019
Dividends paid to Edison International common shareholders	$(691)	$(594)
Dividends received from SCE	1,007	400
Capital contributions to SCE	(1,107)	(3,050)
Issuance of long-term debt, net of discount and issuance costs	396	596
Repayment of long-term debt	(400)	—
Issuance of common stock	896	2,165
Issuance of term loan, net of repayment	—	1,000
Other	16	2
Net cash provided by financing activities	$117	$519
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
Commodity Price Risk
SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $48 million and $86 million on SCE's consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2020, SCE's power and gas trading counterparty credit risk exposure was $47 million, of which $44 million is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating. At September 30, 2020, the majority of SCE's power and gas trading counterparty credit risk exposure was to CAISO market participants. The broad economic impacts of the COVID-19 pandemic are still emerging and may increase credit risk across CAISO market participants, as of September 30, 2020, no impacts had been noted.
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2020	2019	2020	2019
Total operating revenue	$4,644	$3,741	$10,421	$9,377
Purchased power and fuel	1,817	1,708	3,813	3,848
Operation and maintenance	1,248	774	2,885	2,251
Wildfire-related claims, net of insurance recoveries	1,297	—	1,303	—
Wildfire Insurance Fund expense	85	67	252	67
Depreciation and amortization	490	459	1,463	1,260
Property and other taxes	114	99	328	302
Impairment and other	(28)	—	(46)	166
Other operating income	—	(2)	—	(5)
Total operating expenses	5,023	3,105	9,998	7,889
Operating (loss) income	(379)	636	423	1,488
Interest expense	(222)	(214)	(676)	(619)
Other income	84	58	217	151
(Loss) income before income taxes	(517)	480	(36)	1,020
Income tax benefit	(275)	(22)	(355)	(212)
Net (loss) income	(242)	502	319	1,232
Preferred and preference stock dividend requirements of SCE	46	31	106	91
Net (loss) income attributable to Edison International common shareholders	$(288)	$471	$213	$1,141
Basic (loss) earnings per share:
Weighted average shares of common stock outstanding	378	347	371	333
Basic (loss) earnings per common share attributable to Edison International common shareholders	$(0.76)	$1.36	$0.57	$3.43
Diluted (loss) earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	378	349	372	334
Diluted (loss) earnings per common share attributable to Edison International common shareholders	$(0.76)	$1.35	$0.57	$3.42
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income			Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2020	2019	2020	2019
Net (loss) income	$(242)	$502	$319	$1,232
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	2	2	6	5
Other comprehensive income, net of tax	2	2	6	5
Comprehensive (loss) income	(240)	504	325	1,237
Less: Comprehensive income attributable to noncontrolling interests	46	31	106	91
Comprehensive (loss) income attributable to Edison International	$(286)	$473	$219	$1,146

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$92	$68
Receivables, less allowances of $142 and $50 for uncollectible accounts at respective dates	1,399	788
Accrued unbilled revenue	708	488
Insurance receivable	843	—
Income tax receivables	72	118
Inventory	387	364
Prepaid expenses	338	214
Regulatory assets	1,530	1,009
Wildfire Insurance Fund contributions	323	323
Other current assets	163	188
Total current assets	5,855	3,560
Nuclear decommissioning trusts	4,650	4,562
Other investments	85	64
Total investments	4,735	4,626
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,561 and $9,958 at respective dates	46,294	44,198
Nonutility property, plant and equipment, less accumulated depreciation of $92 and $86 at respective dates	176	87
Total property, plant and equipment	46,470	44,285
Regulatory assets	6,446	6,088
Wildfire Insurance Fund contributions	2,525	2,767
Operating lease right-of-use assets	1,112	693
Other long-term assets	1,413	2,363
Total long-term assets	11,496	11,911

Total assets	$68,556	$64,382

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Short-term debt	$1,751	$550
Current portion of long-term debt	1,029	479
Accounts payable	1,691	1,752
Customer deposits	259	302
Regulatory liabilities	801	972
Current portion of operating lease liabilities	210	80
Wildfire-related claims	1,192	—
Other current liabilities	1,683	1,388
Total current liabilities	8,616	5,523
Long-term debt	18,958	17,864
Deferred income taxes and credits	5,161	5,078
Pensions and benefits	641	674
Asset retirement obligations	2,988	3,029
Regulatory liabilities	8,089	8,385
Operating lease liabilities	902	613
Wildfire-related claims	4,643	4,568
Other deferred credits and other long-term liabilities	2,909	3,152
Total deferred credits and other liabilities	25,333	25,499
Total liabilities	52,907	48,886
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 378,512,829 and 361,985,133 shares issued and outstanding at respective dates)	5,930	4,990
Accumulated other comprehensive loss	(63)	(69)
Retained earnings	7,881	8,382
Total Edison International's common shareholders' equity	13,748	13,303
Noncontrolling interests – preferred and preference stock of SCE	1,901	2,193
Total equity	15,649	15,496

Total liabilities and equity	$68,556	$64,382
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2020	2019
Cash flows from operating activities:
Net income	$319	$1,232
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,512	1,316
Allowance for equity during construction	(87)	(75)
Impairment and other	(46)	166
Deferred income taxes	(344)	(221)
Wildfire Insurance Fund amortization expense	252	67
Other	31	21
Nuclear decommissioning trusts	(123)	(114)
Contributions to Wildfire Insurance Fund	—	(2,363)
Changes in operating assets and liabilities:
Receivables	(556)	(383)
Inventory	(24)	(68)
Accounts payable	7	284
Tax receivables and payables	197	163
Other current assets and liabilities	(311)	(340)
Regulatory assets and liabilities, net	(1,074)	(470)
Wildfire-related insurance receivable	73	—
Wildfire-related claims	1,267	—
Other noncurrent assets and liabilities	(22)	(32)
Net cash provided by (used in) operating activities	1,071	(817)
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $26 and $2 for the respective periods	2,726	2,902
Long-term debt repaid or repurchased	(1,098)	(81)
Term loan and revolving credit facility borrowing	1,929	1,750
Term loan repaid	(800)	(750)
Common stock issued	896	2,165
Preferred and preference stock redeemed	(308)	—
Short-term debt financing, net	73	(722)
Payments for stock-based compensation	(3)	(64)
Receipts from stock option exercises	14	51
Dividends and distribution to noncontrolling interests	(97)	(96)
Dividends paid	(691)	(594)
Other	6	(3)
Net cash provided by financing activities	2,647	4,558
Cash flows from investing activities:
Capital expenditures	(3,897)	(3,497)
Proceeds from sale of nuclear decommissioning trust investments	4,754	3,354
Purchases of nuclear decommissioning trust investments	(4,631)	(3,240)
Proceeds from sale of San Onofre nuclear fuel	86	4
Other	(6)	34
Net cash used in investing activities	(3,694)	(3,345)
Net increase in cash, cash equivalents and restricted cash	24	396
Cash, cash equivalents and restricted cash at beginning of period	70	152
Cash, cash equivalents and restricted cash at end of period	$94	$548
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2020	2019	2020	2019
Operating revenue	$4,635	$3,732	$10,395	$9,348
Purchased power and fuel	1,817	1,708	3,813	3,848
Operation and maintenance	1,226	752	2,820	2,192
Wildfire-related claims, net of insurance recoveries	1,297	—	1,303	—
Wildfire Insurance Fund expense	85	67	252	67
Depreciation and amortization	489	459	1,461	1,259
Property and other taxes	113	98	326	300
Impairment and other	(28)	—	(80)	166
Other operating income	—	(1)	—	(4)
Total operating expenses	4,999	3,083	9,895	7,828
Operating (loss) income	(364)	649	500	1,520
Interest expense	(188)	(183)	(575)	(549)
Other income	83	58	217	152
(Loss) income before taxes	(469)	524	142	1,123
Income tax benefit	(251)	(10)	(300)	(183)
Net (loss) income	(218)	534	442	1,306
Less: Preferred and preference stock dividend requirements	46	31	106	91
Net (loss) income available for common stock	$(264)	$503	$336	$1,215

Consolidated Statements of Comprehensive Income		Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2020	2019	2020	2019
Net (loss) income	$(218)	$534	$442	$1,306
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Amortization of net loss included in net income	1	1	4	3
Other comprehensive income, net of tax	1	1	4	3
Comprehensive (loss) income	$(217)	$535	$446	$1,309

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$30	$24
Receivables, less allowances of $141 and $49 for uncollectible accounts at respective dates	1,396	777
Accrued unbilled revenue	708	488
Insurance receivable	395	—
Insurance receivable from affiliate	448	—
Income tax receivables	90	148
Inventory	387	364
Prepaid expenses	338	213
Regulatory assets	1,530	1,009
Wildfire Insurance Fund contributions	323	323
Other current assets	153	184
Total current assets	5,798	3,530
Nuclear decommissioning trusts	4,650	4,562
Other investments	66	46
Total investments	4,716	4,608
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,561 and $9,958 at respective dates	46,294	44,198
Nonutility property, plant and equipment, less accumulated depreciation of $85 and $80 at respective dates	170	83
Total property, plant and equipment	46,464	44,281
Regulatory assets	6,446	6,088
Wildfire Insurance Fund contributions	2,525	2,767
Operating lease right-of-use assets	1,109	689
Long-term insurance receivables due from affiliate	354	803
Other long-term assets	1,041	1,507
Total long-term assets	11,475	11,854

Total assets	$68,453	$64,273

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2020	December 31, 2019
LIABILITIES AND EQUITY
Short-term debt	$1,751	$550
Current portion of long-term debt	1,029	79
Accounts payable	1,690	1,779
Customer deposits	259	302
Regulatory liabilities	801	972
Current portion of operating lease liabilities	210	79
Wildfire-related claims	1,192	—
Other current liabilities	1,373	1,298
Total current liabilities	8,305	5,059
Long-term debt	15,826	15,132
Deferred income taxes and credits	6,600	6,451
Pensions and benefits	215	237
Asset retirement obligations	2,988	3,029
Regulatory liabilities	8,089	8,385
Operating lease liabilities	899	610
Wildfire-related claims	4,643	4,568
Other deferred credits and other long-term liabilities	2,709	2,975
Total deferred credits and other liabilities	26,143	26,255
Total liabilities	50,274	46,446
Commitments and contingencies (Note 12)
Preferred and preference stock	1,945	2,245
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	5,058	3,939
Accumulated other comprehensive loss	(35)	(39)
Retained earnings	9,043	9,514
Total equity	18,179	17,827

Total liabilities and equity	$68,453	$64,273

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2020	2019
Cash flows from operating activities:
Net income	$442	$1,306
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,506	1,312
Allowance for equity during construction	(87)	(75)
Impairment and other	(80)	166
Deferred income taxes	(285)	(207)
Wildfire Insurance Fund amortization expense	252	67
Other	19	14
Nuclear decommissioning trusts	(123)	(114)
Contributions to Wildfire Insurance Fund	—	(2,363)
Changes in operating assets and liabilities:
Receivables	(564)	(392)
Inventory	(24)	(68)
Accounts payable	(19)	275
Tax receivables and payables	208	279
Other current assets and liabilities	(321)	(341)
Regulatory assets and liabilities, net	(1,074)	(470)
Wildfire-related insurance receivable	73	—
Wildfire-related claims	1,267	—
Other noncurrent assets and liabilities	(28)	(28)
Net cash provided by (used in) operating activities	1,162	(639)
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $30 and $6 for the respective periods	2,330	2,306
Long-term debt repaid or repurchased	(698)	(81)
Term loan and revolving credit facility borrowing	1,129	750
Term loan repaid	—	(750)
Capital contributions from Edison International Parent	1,107	3,050
Preferred and preference stock redeemed	(308)	—
Short-term debt financing, net	73	(721)
Payments for stock-based compensation	(5)	(39)
Receipts from stock option exercises	—	22
Dividends paid	(1,104)	(496)
Other	6	(2)
Net cash provided by financing activities	2,530	4,039
Cash flows from investing activities:
Capital expenditures	(3,894)	(3,495)
Proceeds from sale of nuclear decommissioning trust investments	4,754	3,354
Purchases of nuclear decommissioning trust investments	(4,631)	(3,240)
Proceeds from sale of San Onofre nuclear fuel	86	4
Other	(1)	41
Net cash used in investing activities	(3,686)	(3,336)
Net increase in cash, cash equivalents and restricted cash	6	64
Cash, cash equivalents and restricted cash at beginning of period	24	22
Cash, cash equivalents and restricted cash at end of period	$30	$86
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
In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been conformed to the current period's presentation.
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
Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International
(in millions)	September 30, 2020	December 31, 2019
Money market funds	$56	$31
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
(in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Book balances reclassified to accounts payable	$51	$75	$50	$74

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	September 30, 2020	December 31, 2019
Edison International:
Cash and cash equivalents	$92	$68
Short-term restricted cash[1]	2	2
Total cash, cash equivalents, and restricted cash	$94	$70
1    Reflected in "Other current assets" on Edison International's consolidated balance sheets.
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. At September 30, 2020, this included the estimated impacts of the COVID-19 pandemic.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
(in millions)	Customers	All others	Customers	All others
Beginning balance	$75	$15	$35	$14
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses	11	4	39	11
Deferred to regulatory assets	43	—	64	—
Less: write-offs, net of recoveries	5	2	14	8
Ending balance	$124	$17	$124	$17
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

2019 FERC Formula Rate
In September 2020, the FERC approved a settlement on SCE's formula rates for the 2019 Formula Rate case ("2019 Formula Rate Settlement"), which established SCE's FERC transmission revenue requirement for the settlement period. The settlement period is extended through December 31, 2021, at which time SCE is permitted to request a new formula rate. The settlement provides for a total ROE of 10.30% inclusive of CAISO and transmission incentive adders. The settlement also provides that SCE’s capital structure for purposes of its formula rate will reflect the higher of SCE's actual equity ratio or 47.50%. The transmission revenue requirement and rates that have been billed to customers prior to the implementation of the 2019 Formula Rate Settlement utilized a base ROE of 11.97%. SCE expects to refund the excess amounts billed to customers through the operation of the Formula Rate in 2021 and 2022. SCE had been recognizing revenue based on the expected outcome of this settlement and the impact of recording the settlement was not material.
Earnings Per Share

Edison International computes earnings per common share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International's participating securities are stock-based compensation awards, payable in common shares, which earn dividend equivalents on an equal basis with common shares once the awards are vested. See Note 14 for further information.
EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2020	2019	2020	2019
Basic (loss) earnings per share:
Net (loss) income attributable to common shareholders	$(288)	$471	$213	$1,141
Net (loss) income available to common shareholders	$(288)	$471	$213	$1,141
Weighted average common shares outstanding	378	347	371	333
Basic (loss) earnings per share	$(0.76)	$1.36	$0.57	$3.43
Diluted (loss) earnings per share:
Net (loss) income attributable to common shareholders	$(288)	$471	$213	$1,141
Net (loss) income available to common shareholders	$(288)	$471	$213	$1,141
Net (loss) income available to common shareholders and assumed conversions	$(288)	$471	$213	$1,141
Weighted average common shares outstanding	378	347	371	333
Incremental shares from assumed conversions[1]	—	2	1	1
Adjusted weighted average shares – diluted	378	349	372	334
Diluted (loss) earnings per share	$(0.76)	$1.35	$0.57	$3.42
1    Due to the loss reported for the quarter ended September 30, 2020, incremental shares were not included as the effect would be antidilutive.
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 9,158,974 and 1,398,884 shares of common stock for the three months ended September 30, 2020 and 2019, respectively, and 9,079,789 and 5,997,917 shares for the nine months ended September 30, 2020 and 2019, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. Edison International and SCE have adopted the standard as of April 1, 2020 prospectively. SCE generally does not use hedge accounting for derivative transactions. SCE has a term loan with a variable interest rate based on LIBOR. In addition, both Edison International and SCE have revolving credit facilities with a variable interest rate based on LIBOR. These agreements contain provisions that require an amendment if LIBOR can no longer be used. SCE also has certain preference stocks, for which the distributions will be payable at a floating rate referenced to LIBOR from 2022. As of September 30, 2020, both Edison International and SCE have not utilized any of the expedients and therefore there is no impact on adoption of the guidance, however, if contract amendments are made where LIBOR is no longer valid, both Edison International and SCE expect to utilize the expedients through the allowed period of December 31, 2022.
In August 2018, the FASB issued an accounting standards update to remove, modify and add certain disclosure requirements related to employer-sponsored defined benefit pension or other postretirement plans. The guidance removes disclosure requirements that are no longer considered cost beneficial, clarifies certain specific disclosure requirements and adds disclosure requirements identified as relevant. The modifications only affect annual period disclosures and must be applied on a retrospective basis to all periods presented. Edison International and SCE have adopted this guidance for the year ending December 31, 2020. The adoption of this guidance will not materially affect the annual disclosures related to employer-sponsored defined benefit pension or other postretirement plans.
Accounting Guidance Not Yet Adopted
In August 2020, the FASB issued an accounting standards update to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update affect entities that issue convertible instruments indexed to or potentially settled in an entity's own equity. This guidance also simplifies an entity's application of the derivatives scope exception for contracts in its own equity and amends certain aspects of the EPS guidance. The guidance is effective January 1, 2022 with early adoption permitted after January 1, 2021. Edison International and SCE are currently evaluating the impact of the guidance.

Note 2.    Consolidated Statements of Changes in Equity
The following table provides Edison International's changes in equity for the nine months ended September 30, 2020:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2019	$4,990	$(69)	$8,382	$13,303	$2,193	$15,496
Net income	—	—	183	183	30	213
Other comprehensive income	—	2	—	2	—	2
Common stock issued, net of issuance cost	88	—	—	88	—	88
Common stock dividends declared ($0.6375 per share)	—	—	(232)	(232)	—	(232)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	7	—	—	7	—	7
Balance at March 31, 2020	$5,085	$(67)	$8,333	$13,351	$2,193	$15,544
Net income	—	—	318	318	30	348
Other comprehensive income	—	2	—	2	—	2
Common stock issued, net of issuance cost	815	—	—	815	—	815
Common stock dividends declared ($0.6375 per share)	—	—	(241)	(241)	—	(241)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	8	—	—	8	—	8
Balance at June 30, 2020	$5,908	$(65)	$8,410	$14,253	$2,193	$16,446
Net loss	—	—	(288)	(288)	46	(242)
Other comprehensive income	—	2	—	2	—	2
Common stock issued, net of issuance cost (Note 14)	15	—	—	15	—	15
Common stock dividends declared ($0.6375 per share)	—	—	(241)	(241)	—	(241)
Dividends to noncontrolling interests ($0.247 - $0.289 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(31)	(31)
Noncash stock-based compensation and other	7	—	—	7	1	8
Redemption of preferred and preference stock	—	—	—	—	(308)	(308)
Balance at September 30, 2020	$5,930	$(63)	$7,881	$13,748	$1,901	$15,649

The following table provides Edison International's changes in equity for the nine months ended September 30, 2019:

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preferred and Preference Stock	Total Equity
Balance at December 31, 2018	$2,545	$(50)	$7,964	$10,459	$2,193	$12,652
Net income	—	—	278	278	30	308
Other comprehensive income	—	2	—	2	—	2
Cumulative effect of accounting changes[1]	—	(10)	10	—	—	—
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(18)	(18)	—	(18)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at March 31, 2019	$2,550	$(58)	$8,034	$10,526	$2,193	$12,719
Net income	—	—	392	392	30	422
Other comprehensive income	—	1	—	1	—	1
Common stock dividends declared ($0.6125 per share)	—	—	(200)	(200)	—	(200)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(4)	(4)	—	(4)
Noncash stock-based compensation	5	—	—	5	—	5
Balance at June 30, 2019	$2,555	$(57)	$8,222	$10,720	$2,193	$12,913
Net income	—	—	471	471	31	502
Other comprehensive income	—	2	—	2	—	2
Common stock issued, net of issuance cost	2,185	—	—	2,185	—	2,185
Common stock dividends declared ($0.6125 per share)	—	—	(219)	(219)	—	(219)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	(5)	(5)	—	(5)
Noncash stock-based compensation	6	—	—	6	—	6
Balance at September 30, 2019	$4,746	$(55)	$8,469	$13,160	$2,193	$15,353
1    Edison International recognized a cumulative effect adjustment to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Cuts and Jobs Act ("Tax Reform.")

The following table provides SCE's changes in equity for the nine months ended September 30, 2020:

(in millions, except per share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827
Net income	—	—	—	—	249	249
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	269	—	—	269
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock ($15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(5)	—	—	(5)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2020	$2,245	$2,168	$4,207	$(37)	$9,463	$18,046
Net income	—	—	—	—	411	411
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	619	—	—	619
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock ($15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2020	$2,245	$2,168	$4,829	$(36)	$9,575	$18,781
Net loss	—	—	—	—	(218)	(218)
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	219	—	—	219
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred stock ($0.247 - $0.289 per share) and preference stock ($15.625 - $35.936 per share)	—	—	—	—	(31)	(31)
Noncash stock-based compensation and other	—	—	3	—	1	4
Redemption of preferred and preference stock	$(300)	$—	$7	$—	$(15)	(308)
Balance at September 30, 2020	$1,945	$2,168	$5058	$(35)	$9,043	$18,179

The following table provides SCE's changes in equity for the nine months ended September 30, 2019:

(in millions, except per share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	1	—	1
Cumulative effect of accounting change[1]				(5)	5	—
Dividends declared on common stock ($0.4599 per share)	—	—	—	—	(200)	(200)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock (15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(12)	(12)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2019	$2,245	$2,168	$683	$(27)	$8,801	$13,870
Net income	—	—	—	—	449	449
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	1,200	—	—	1,200
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	—	—	(1)	(1)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2019	$2,245	$2,168	$1,886	$(26)	$9,219	$15,492
Net income	—	—	—	—	534	534
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	1,850	—	—	1,850
Dividends declared on common stock ($0.4599 per share)	—	—	—	—	(200)	(200)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(31)	(31)
Stock-based compensation	—	—	(2)	—	(2)	(4)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at September 30, 2019	$2,245	$2,168	$3,737	$(25)	$9,520	$17,645
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
Variable Interest in VIEs that are not Consolidated
Power Purchase Agreements ("PPAs")
SCE has PPAs that are classified as variable interests in VIEs, including tolling agreements through which SCE provides the natural gas to fuel the plants, contracts with qualifying facilities ("QF") and combined heat and power facilities that contain variable pricing provisions based on the price of natural gas and fixed price contracts for renewable energy. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2019 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 5,356 megawatts ("MW") and 4,894 MW at September 30, 2020 and 2019, respectively, and the amounts that SCE paid to these projects were $360 million and $353 million for the three months ended September 30, 2020 and 2019, respectively, and $661 million and $628 million for the nine months ended September 30, 2020 and 2019, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
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

In September 2020, SCE Trust II redeemed $180 million of its trust securities from the public. The Trust II balance sheets as of September 30, 2020 and December 31, 2019 consisted of investments of $220 million and $400 million in the Series G Preference Stock, respectively, $220 million and $400 million of trust securities, respectively, and $10,000 each of common stock. The Trust III, Trust IV, Trust V and Trust VI balance sheets as of September 30, 2020 and December 31, 2019 consisted of investments of $275 million, $325 million, $300 million, and $475 million in the Series H, Series J, Series K and Series L Preference Stock, respectively, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.
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
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2020 and December 31, 2019, nonperformance risk was not material for Edison International and SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2020
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$26	$30	$(8)	$48
Money market funds and other	1	23	—	—	24
Nuclear decommissioning trusts:
Stocks[2]	1,753	—	—	—	1,753
Fixed Income[3]	518	2,133	—	—	2,651
Short-term investments, primarily cash equivalents	377	45	—	—	422
Subtotal of nuclear decommissioning trusts[4]	2,648	2,178	—	—	4,826
Total assets	2,649	2,227	30	(8)	4,898
Liabilities at fair value
Derivative contracts	—	6	2	(8)	—
Total liabilities	—	6	2	(8)	—
Net assets	$2,649	$2,221	$28	$—	$4,898

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$19	$83	$(15)	$87
Money market funds and other	4	14	—	—	18
Nuclear decommissioning trusts:
Stocks[2]	1,765	—	—	—	1,765
Fixed Income[3]	738	2,024	—	—	2,762
Short-term investments, primarily cash equivalents	98	48	—	—	146
Subtotal of nuclear decommissioning trusts[4]	2,601	2,072	—	—	4,673
Total assets	2,605	2,105	83	(15)	4,778
Liabilities at fair value
Derivative contracts	—	11	5	(15)	1
Total liabilities	—	11	5	(15)	1
Net assets	$2,605	$2,094	$78	$—	$4,777
1    Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2    Approximately 72% of SCE's equity investments were in companies located in the United States at September 30, 2020 and December 31, 2019.
3    Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $31 million and $46 million at September 30, 2020 and December 31, 2019, respectively.
4    Excludes net payables of $176 million and $111 million at September 30, 2020 and December 31, 2019, respectively, which consist of payables and receivables related to SCE's pending securities purchases and sales as well as interest and dividend receivables.
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $56 million and $31 million at September 30, 2020 and December 31, 2019, respectively. Edison International Parent and Other assets measured at fair value and classified as Level 2 consisted of short-term investments of $5 million at September 30, 2020. Edison International Parent and Other had no short-term investments as of December 31, 2019.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Fair value of net assets at beginning of period	$34	$63	$78	$141
Total realized/unrealized losses[1]	(6)	—	(50)	(78)
Fair value of net assets at end of period[2]	28	63	28	63
Change during the period in unrealized gains and losses related to assets and liabilities held at the end of the period	$13	$30	$8	$27
1    Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2    There were no material transfers into or out of Level 3 during 2020 and 2019.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)		Valuation	Significant		Weighted
	Assets	Liabilities	Technique	Unobservable Input	Range	Average
Congestion revenue rights
September 30, 2020	$30	$2	Auction prices	CAISO CRR auction prices	$(7.72) - $9.91	$1.72
December 31, 2019	83	5	Auction prices	CAISO CRR auction prices	(3.59) - 25.32	1.97
Level 3 Fair Value Uncertainty
For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value as of September 30, 2020, respectively.
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
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	September 30, 2020		December 31, 2019
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$19,987	$22,313	$18,343	$20,137
SCE	16,855	18,995	15,211	16,892
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
During the second quarter of 2020, SCE issued $600 million of 3.70% first and refunding mortgage bonds due in 2025. The proceeds were used to finance undercollections of revenues that SCE is authorized to recover from customers through regulatory balancing accounts. Additionally, SCE purchased $373 million of its tax-exempt pollution control bonds that were subject to mandatory redemption. SCE is the holder of these bonds and plans to re-market them subject to market conditions.
In September 2020, SCE purchased $244 million of its tax-exempt pollution control bonds that were subject to optional redemption. SCE is the holder of these bonds and plans to re-market them subject to market conditions.
During the second quarter of 2020, Edison International Parent issued $400 million of 4.95% senior notes due 2025. The proceeds were used to repay all $400 million of Edison International Parent's outstanding 2.125% Senior Notes due in 2020.

Credit Agreements and Short-Term Debt
In May 2020, SCE entered into a revolving credit facility in an amount not to exceed $1.5 billion with a variable interest rate linked to changes in SCE's credit rating, which is currently LIBOR plus 150 basis points on drawn funds. The credit facility is available for borrowing needs until May 2021. As of September 30, 2020, there were no amounts drawn against the revolving credit facility. SCE's revolving credit facility is available for general corporate purposes, including to support liquidity needs that may arise as a result of undercollections due to the COVID-19 pandemic and related consumer protection measures.
In March 2020, SCE borrowed $475 million under a term loan agreement due in March 2021, with a variable interest rate based on the LIBOR plus 60 basis points. The proceeds were used to repay commercial paper borrowings temporarily used to fund a portion of the approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE will exclude from the equity portion of SCE's rate base as required under AB 1054 ("AB 1054 Excluded Capital Expenditures"). Additionally, in March 2020, SCE entered into a revolving credit facility in an amount not to exceed $800 million with a variable interest rate linked to changes in SCE's credit rating, which is currently LIBOR plus 65 basis points on drawn funds. The credit facility is available for borrowing needs until March 2021, and may be extended for two, 364-day periods, at the lenders' discretion. The aggregate maximum principal amount under the revolving credit facility may be increased up to $1.1 billion, provided that additional lender commitments are obtained. As of September 30, 2020, there was $654 million drawn against the revolving credit facility. The proceeds were used to finance AB 1054 Excluded Capital Expenditures.
SCE and Edison International Parent have separate multi-year revolving credit facilities of $3.0 billion and $1.5 billion, respectively, both maturing in May 2024, with an option to extend for an additional year, which may be exercised upon agreement between SCE or Edison International Parent and their respective lenders. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained. SCE's credit facility is generally used to support commercial paper borrowings and letters of credit issued for procurement-related collateral requirements, balancing account undercollections and for general corporate purposes, including working capital requirements to support operations and capital expenditures. Edison International Parent's credit facility is used to support commercial paper borrowings and for general corporate purposes. At September 30, 2020 and December 31, 2019, SCE had $623 million and $550 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.25% and 2.24%, respectively. At September 30, 2020 and December 31, 2019, letters of credit issued under SCE's credit facility aggregated $200 million and $152 million, respectively, substantially all of which are scheduled to expire in 12 months or less. Edison International Parent had no outstanding commercial paper at both September 30, 2020 and December 31, 2019.
In March 2020, Edison International Parent borrowed $800 million under a term loan agreement due in March 2021 with a variable interest rate based on LIBOR plus 1.125%. The proceeds were used for general corporate purposes. In May 2020, Edison International repaid the outstanding balance of the term loan using the proceeds from issuance of common stock in a registered direct offering. Refer to Note 14 for details of the common stock issuance.
Financing Subsequent to September 30, 2020
In October 2020, SCE issued $350 million of 1.20% first and refunding mortgage bonds due in 2026. The proceeds were used to fund the payment of wildfire claims settlements exceeding insurance proceeds, including as a result of $1.2 billion paid under a settlement agreement entered into in September 2020 among Edison International, SCE and all the insurance subrogation plaintiffs in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation. See Note 12 for further discussion.
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was less than $1 million and $1 million as of September 30, 2020 and December 31, 2019, respectively, for which SCE posted no collateral to its counterparties for its derivative liabilities and related outstanding payables at both September 30, 2020 and December 31, 2019. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2020, SCE would be required to post $13 million of collateral, and all of the $13 million is related to outstanding payables.
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

	September 30, 2020
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term[3]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$52	$4	$56	$7	$1	$8	$48
Gross amounts offset in the consolidated balance sheets	(7)	(1)	(8)	(7)	(1)	(8)	—
Cash collateral posted[4]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$45	$3	$48	$—	$—	$—	$48

	December 31, 2019
	Derivative Assets			Derivative Liabilities			Net Assets
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term[3]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$94	$8	$102	$14	$2	$16	$86
Gross amounts offset in the consolidated balance sheets	(13)	(2)	(15)	(13)	(2)	(15)	—
Cash collateral posted[4]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$81	$6	$87	$1	$—	$1	$86
1     Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2    Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3    Included in "Other current liabilities" on Edison International's and SCE's consolidated balance sheets.
4     At September 30, 2020, SCE did not post any cash collateral. At December 31, 2019, SCE posted $24 million of cash, which was not offset against net derivative liabilities and was reflected in "Other current assets" on the consolidated balance sheets.
Financial Statement Impact of Derivative Instruments
SCE recognizes realized gains and losses on derivative instruments as purchased power and fuel expense and expects that such gains or losses will be part of the purchased power costs recovered from customers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Due to expected future recovery from customers, unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings. The remaining effects of derivative activities and related regulatory offsets are reported in cash flows from operating activities in the consolidated statements of cash flows.
The following table summarizes the components of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Realized gains (losses)	$128	$(47)	$68	$(17)
Unrealized gains (losses)	75	24	(39)	(104)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

		Economic Hedges
Commodity	Unit of Measure	September 30, 2020	December 31, 2019
Electricity options, swaps and forwards	GWh	2,338	3,155
Natural gas options, swaps and forwards	Bcf	30	43
Congestion revenue rights	GWh	43,229	48,170

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
The following table is a summary of SCE's revenue:

	Three months ended September 30, 2020			Three months ended September 30, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2]	$1,893	$2,327	$4,220	$1,862	$2,022	$3,884
Alternative revenue programs and other operating revenue[3]	233	182	415	(30)	(122)	(152)
Total operating revenue	$2,126	$2,509	$4,635	$1,832	$1,900	$3,732

	Nine months ended September 30, 2020			Nine months ended September 30, 2019
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2]	$5,175	$4,265	$9,440	$4,896	$3,746	$8,642
Alternative revenue programs and other operating revenue[3]	467	488	955	23	683	706
Total operating revenue	$5,642	$4,753	$10,395	$4,919	$4,429	$9,348
1    In the absence of a 2018 GRC decision, SCE recognized CPUC revenue in the first quarter of 2019 based on the 2017 authorized revenue requirement adjusted mainly for the July 2017 cost of capital decision and Tax Reform. SCE recorded the impact of the 2018 GRC decision in the second quarter of 2019.
2    At September 30, 2020 and December 31, 2019, SCE's receivables related to contracts from customers were $1.9 billion and $1.1 billion, respectively, which include accrued unbilled revenue of $708 million and $488 million, respectively.
3    Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Note 8.    Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Edison International:
(Loss) income from operations before income taxes	$(517)	$480	$(36)	$1,020
Provision for income tax at federal statutory rate of 21%	(108)	101	(7)	214
Increase (decrease) in income tax from:
State tax, net of federal benefit	(67)	5	(74)	—
Property-related	(81)	(124)	(228)	(267)
Change related to uncertain tax position[1]	—	—	(15)	—
Deferred tax re-measurement[2]	—	—	—	(69)
2018 GRC Decision	—	—	—	(80)
Other	(19)	(4)	(31)	(10)
Total income tax benefit	$(275)	$(22)	$(355)	$(212)
Effective tax rate	(53.2)%	(4.6)%	(986.1)%	(20.8)%
SCE:
(Loss) income from operations before income taxes	$(469)	$524	$142	$1,123
Provision for income tax at federal statutory rate of 21%	(98)	110	30	236
Increase (decrease) in income tax from:
State tax, net of federal benefit	(61)	8	(62)	6
Property-related	(81)	(124)	(228)	(267)
Change related to uncertain tax positions[1]	—	—	(18)	—
Deferred tax re-measurement[2]	—	—	—	(69)
2018 GRC Decision	—	—	—	(80)
Other	(11)	(4)	(22)	(9)
Total income tax benefit	$(251)	$(10)	$(300)	$(183)
Effective tax rate	(53.5)%	(1.9)%	(211.3)%	(16.3)%
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

Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits:

	Edison International		SCE
(in millions)	2020	2019	2020	2019
Balance at January 1,	$370	$338	$282	$249
Tax positions taken during the current year:
Increases	38	32	39	32
Tax positions taken during a prior year:
Increases[1]	273	—	4	—
Decreases	(18)	(11)	(21)	(11)
Balance at September 30,	$663	$359	$304	$270
1    Edison International recorded favorable tax positions for the quarter ended September 30, 2020, in connection with the Edison Mission Energy ("EME") bankruptcy that required a revaluation of the reserve for uncertain tax positions.
As of September 30, 2020, if recognized, $446 million of unrecognized tax benefits would impact Edison International's effective tax rate and $87 million of the unrecognized tax benefits would impact SCE's effective tax rate.
Tax Disputes
Tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2016 – 2019 and 2013 – 2019, respectively. Tax years 2007 – 2012 are currently subject to a settlement proceeding with the California Franchise Tax Board. Edison International does not expect to resolve these tax years within the next 12 months. Any impacts cannot be reasonably estimated until further progress is made.

Note 9.    Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Edison International:
Service cost	$31	$31	$93	$95
Non-service cost (benefit)
Interest cost	31	38	92	116
Expected return on plan assets	(55)	(52)	(163)	(156)
Amortization of prior service cost	—	—	1	1
Amortization of net loss[1]	3	2	9	6
Regulatory adjustment	2	(4)	6	(12)
Total non-service benefit[2]	$(19)	$(16)	$(55)	$(45)
Total expense recognized	$12	$15	$38	$50
SCE:
Service cost	$31	$31	$91	$93
Non-service cost (benefit)
Interest cost	29	35	85	106
Expected return on plan assets	(51)	(48)	(153)	(146)
Amortization of prior service cost	—	—	1	1
Amortization of net loss[1]	2	1	6	4
Regulatory adjustment	2	(4)	6	(12)
Total non-service benefit[2]	$(18)	$(16)	$(55)	$(47)
Total expense recognized	$13	$15	$36	$46
1 Represents the amount of net loss reclassified from other comprehensive loss.
2    Included in "Other income" on Edison International's and SCE's consolidated statement of income.
Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Service cost	$10	$8	$28	$24
Non-service cost (benefit)
Interest cost	17	21	51	63
Expected return on plan assets	(29)	(28)	(89)	(84)
Amortization of prior service cost	(1)	(1)	(1)	(1)
Amortization of net gain	(5)	—	(13)	(2)
Regulatory adjustment	8	5	24	17
Total non-service benefit[1]	$(10)	$(3)	$(28)	$(7)
Total expense	$—	$5	$—	$17
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Dates	Amortized Cost		Fair Value
(in millions)		September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Stocks	—	N/A	N/A	$1,753	$1,765
Municipal bonds	2057	$1,048	$822	1,240	970
U.S. government and agency securities	2067	707	996	846	1,115
Corporate bonds	2070	479	597	565	679
Short-term investments and receivables/payables[1]	One-year	236	32	246	33
Total		$2,470	$2,447	$4,650	$4,562
1    Short-term investments include $122 million and $41 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by October 1, 2020 and January 2, 2020 as of September 30, 2020 and December 31, 2019, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.9 billion and $1.8 billion at September 30, 2020 and December 31, 2019, respectively.
Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $495 million and $449 million at September 30, 2020 and December 31, 2019, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.2 billion and $4.1 billion at September 30, 2020 and December 31, 2019, respectively.
The following table summarizes the gains and losses for the trust investments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Gross realized gains	$51	$19	$165	$64
Gross realized loss	(2)	(1)	(5)	(1)
Net unrealized gains for equity securities	110	3	5	209
Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Note 11.    Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

(in millions)	September 30, 2020	December 31, 2019
Current:
Regulatory balancing and memorandum accounts	$1,315	$798
Power contracts	194	189
Other	21	22
Total current	1,530	1,009
Long-term:
Deferred income taxes, net of liabilities	4,349	4,026
Pensions and other postretirement benefits	81	87
Power contracts	271	434
Unamortized investments, net of accumulated amortization	115	119
Unamortized loss on reacquired debt	136	142
Regulatory balancing and memorandum accounts	1,133	981
Environmental remediation	248	237
Other	113	62
Total long-term	6,446	6,088
Total regulatory assets	$7,976	$7,097
Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

(in millions)	September 30, 2020	December 31, 2019
Current:
Regulatory balancing and memorandum accounts	$744	$883
Energy derivatives	45	80
Other	12	9
Total current	801	972
Long-term:
Cost of removal	2,585	2,674
Re-measurement of deferred taxes	2,318	2,424
Recoveries in excess of ARO liabilities[1]	1,677	1,569
Regulatory balancing and memorandum accounts	1,047	1,261
Other postretirement benefits	427	416
Other	35	41
Total long-term	8,089	8,385
Total regulatory liabilities	$8,890	$9,357
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

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	September 30, 2020	December 31, 2019
Asset (liability)
Energy resource recovery account	$(264)	$(23)
Portfolio allocation balancing account	684	537
New system generation balancing account	25	85
Public purpose programs and energy efficiency programs	(1,221)	(1,244)
Base revenue requirement balancing account	420	(328)
Greenhouse gas auction revenue and low carbon fuel standard revenue	(104)	(196)
FERC balancing accounts	(33)	(127)
Wildfire-related memorandum and balancing accounts[1]	1,061	868
COVID-19-related memorandum accounts[2]	107	—
Other	(18)	63
Asset (liability)	$657	$(365)
1    The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. A Catastrophic Event Memorandum Account ("CEMA") is used to track costs related to restoring service and damage repair, upon declaration of disasters by state or federal authorities. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. During 2019, the CPUC approved a Wildfire Mitigation Plan memorandum account to track costs incurred to implement SCE's Wildfire Mitigation Plan that are not currently reflected in SCE's revenue requirements, a Grid Safety and Resiliency Program Memorandum Account ("GSRPMA") to track the costs of SCE's GS&RP that are incremental to costs approved for recovery in SCE's 2018 GRC and a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's 2018 GRC that are not tracked in any other wildfire-related memorandum account.
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

Southern California Wildfires and Mudslides
Multiple factors have contributed to increased wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California in 2020 and the past several years. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, increased incidence of dry lightning, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires. SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk.
California has experienced unprecedented weather conditions in 2020 and SCE's service territory remains susceptible to additional wildfire activity during the remainder of 2020 and beyond. The worsening conditions across California increase the likelihood of significant damage from wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening weather and fuel conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its 2020-2022 Wildfire Mitigation Plan ("WMP") to reduce the risk of SCE equipment contributing to the ignition of wildfires.
Over the past several years, wildfires have impacted portions of SCE's service territory, with wildfires in December 2017 and November 2018 causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. The investigating government agencies, the Ventura County Fire Department ("VCFD") and California Department of Forestry and Fire Protection ("CAL FIRE"), have determined that the largest of the 2017 fires originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by a second fire that originated near Koenigstein Road in the City of Santa Paula (the "Koenigstein Fire"). While SCE continues to review the progression of these two fires, the December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. According to CAL FIRE, the Thomas and Koenigstein Fires, collectively, burned over 280,000 acres, destroyed or damaged an estimated 1,343 structures and resulted in two confirmed fatalities. The largest of the November 2018 fires, known as the "Woolsey Fire," originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to CAL FIRE, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three confirmed fatalities. Two additional fatalities have been associated with the Woolsey Fire. The Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire are each referred to as a "2017/2018 Wildfire/Mudslide Event," and, collectively, referred to as the "2017/2018 Wildfire/Mudslide Events").
As described below, multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by mudslides and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides") based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 confirmed fatalities, with two additional fatalities presumed. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The 2017/2018 Wildfire/Mudslide Events are discussed further below.
Wildfires have continued to impact portions of SCE's service territory in 2019 and 2020 (the fires that have originated in Southern California are referred to collectively as the "2019/2020 Fires"). Edison International and SCE expect that any losses incurred in connection with the 2019/2020 Fires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material.
One of the 2019/2020 Fires, the "Saddle Ridge" Fire, originated in Los Angeles county in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in injuries to 8 individuals and one fatality. Based on currently available information and without considering insurance recoveries, it is reasonably possible that SCE will incur a material liability in connection with the Saddle Ridge Fire, but the range of possible losses that could be incurred cannot be estimated at this time. SCE has not recorded a charge for potential liabilities relating to the Saddle Ridge Fire because, based on currently available information, it has not determined that a loss is probable.
The “Bobcat Fire” was reported in the vicinity of Cogswell Dam in Los Angeles County, California on September 6, 2020. Although containment and damage assessments continue, the United States Forest Service ("USFS") has reported as of October 19, 2020, that the Bobcat Fire had burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, 1 commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to 6 firefighters. In addition, the USFS has estimated suppression costs at $80 million. A camera in the vicinity of Cogswell Dam captured the initial stages of a fire with the first observed smoke approximately six minutes before an SCE circuit in the area experienced an anomaly (a relay). An investigation into the cause of the Bobcat Fire is being led by the USFS, and the USFS has taken a specific section of an SCE overhead conductor in the vicinity of Cogswell Dam into possession as part of its investigation. SCE understands that the USFS has also taken three tree branches in the area into possession. The SED is conducting an investigation of the Bobcat Fire. Given the preliminary stage of SCE’s own review of the Bobcat Fire, SCE is unable at this time to determine if it will incur a material liability as a result of the fire. Edison International and SCE expect that any liabilities incurred in connection with the Bobcat Fire will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material.
2017/2018 Wildfire/Mudslide Events
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
Final determinations of liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire-related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events, including the 2017/2018 Wildfire/Mudslide Events, may change.
At June 30, 2020, Edison International and SCE were unable to determine a best estimate of expected losses within a reasonably estimated range and therefore Edison International's and SCE's balance sheets included estimated losses, established at the lower end of the reasonably estimated range of expected losses, of $4.5 billion for the 2017/2018 Wildfire/Mudslide Events. In light of recent developments, including the 2020 Subrogation Settlement (defined and described below) and increased settlement activity with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation, management established a best estimate of expected potential losses for alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events litigation in the third quarter of 2020. As a result, Edison International and SCE recorded a charge of $1.3 billion as of September 30, 2020 related to the 2017/2018 Wildfire/Mudslide Events, against which SCE recorded expected recoveries through FERC electric rates of $84 million. The resulting net charge to earnings was $1.2 billion ($874 million after-tax).
As of September 30, 2020, Edison International and SCE had estimated liabilities of $5.8 billion reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events, consisting of $1.2 billion of fixed payments to be made under executed settlements and $4.6 billion in estimated losses for remaining alleged and potential claims. As of the same date, Edison International and SCE also had assets for remaining expected recoveries from insurance of $1.6 billion, consisting of $0.8 billion reflected as a short-term asset and $0.8 billion reflected in other long-term assets, and through FERC electric rates of $125 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of any potential fines or penalties that could be levied against SCE in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE are currently unable to reasonably estimate the magnitude of any such fines or penalties, or the associated timing if they were to be imposed. Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, the preliminary nature of the litigation processes, the uncertainty in estimating damages that may be alleged, and the uncertainty as to how these factors impact future settlements.
Edison International and SCE will seek to offset any actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance through electric rates. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.
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
The CPUC's Safety and Enforcement Division ("SED") is also conducting investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the Thomas, Koenigstein and Woolsey Fires and the CPUC may initiate proceedings to investigate these matters after the SED's investigations are completed. Edison International and SCE understand that the California Attorney General's Office has completed its investigation of the Thomas Fire without pursuing criminal charges. Edison International and SCE are aware of an ongoing investigation by the California Attorney General's Office of the Woolsey Fire for the purpose of determining whether any criminal violations have occurred. SCE could be subject to material fines, penalties, or restitution if it is determined that it failed to comply with applicable laws and regulations. SCE is not aware of any basis for felony liability with regards to the Thomas Fire, the Koenigstein Fire or the Woolsey Fire.
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
Litigation
Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties in the case of the Thomas and Koenigstein Fires and the Montecito Mudslides, and in Ventura and Los Angeles Counties in the case of the Woolsey Fire, allege, among other things, negligence, inverse condemnation, trespass, private nuisance, personal injury, wrongful death, and violations of the California Public Utilities and Health and Safety Codes. Because potential plaintiffs can still timely file claims related to the 2017/2018 Wildfire/Mudslide Events, SCE expects to be the subject of additional lawsuits related to the 2017/2018 Wildfire/Mudslide Events. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.
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
Settlements
In the fourth quarter of 2019, SCE paid $360 million to a number of local public entities to resolve those parties' collective claims arising from the 2017/2018 Wildfire/Mudslide Events (the "Local Public Entity Settlements"). In the third quarter of 2020, SCE entered into an agreement (the "September 2020 Subrogation Settlement") with all the insurance subrogation plaintiffs in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation (the "Settling Subrogation Plaintiffs") to resolve those parties' collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides. Under the terms of the September 2020 Subrogation Settlement, SCE paid the Settling Subrogation Plaintiffs an aggregate of $1.2 billion in October 2020 and also agreed to pay $0.555 for each dollar in claims to be paid by the Settling Subrogation Plaintiffs to their policy holders before July 15, 2023, up to an agreed upon cap (the "Future Settlement Payments"). In the second and third quarters of 2020, SCE entered into settlements with several hundred of the several thousand individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $73 million to those individual plaintiffs. Other claims and potential claims related to the 2017/2018 Wildfire/Mudslide Events remain. SCE continues to explore reasonable settlement opportunities with other plaintiffs in the outstanding 2017/2018 Wildfire/Mudslide Events litigation.
Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates
At September 30, 2020 and December 31, 2019, Edison International's and SCE's balance sheets include accrued estimated losses of $4.6 billion and $4.5 billion for the 2017/2018 Wildfire/Mudslide Events, respectively. The following table presents changes in the estimated losses since December 31, 2019, and estimated total liabilities for the 2017/2018 Wildfire/Mudslide Events as of September 30, 2020:

(in millions)
Loss estimate balance at December 31, 2019	$4,541
Increase in accrued estimated losses to reflect best estimate[1]	1,297
Amounts paid	(37)
Fixed payments to be made under executed settlement agreements	(1,192)
Loss estimate balance at September 30, 2020[2]	4,609
Fixed payments to be made under executed settlement agreements[3]	1,192
Estimated total liabilities at September 30, 2020	$5,801
1 Includes an estimate of the Future Settlement Payments.
2 Reflects Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events at September 30, 2020. Does not include an estimate of any potential fines or penalties that could be levied against SCE in connection with the 2017/2018 Wildfire/Mudslide Events.
3 Included in current "Wildfire-related claims" on Edison International's and SCE's consolidated balance sheets.

For the three and nine months ended September 30, 2020 and 2019, Edison International's and SCE's income statements include charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Charge for wildfire-related claims	$1,297	$—	$1,297	$—
Expected insurance recoveries	—	—	—	—
Expected revenue from FERC customers	(84)	—	(84)	—
Total pre-tax charge	1,213	—	1,213	—
Income tax benefit	(339)	—	(339)	—
Total after-tax charge	$874	$—	$874	$—
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

(in millions)
Balance at December 31, 2019	$1,710
Insurance recoveries	(73)
Balance at September 30, 2020	$1,637
At September 30, 2020, SCE had remaining expected recoveries from insurance for the Thomas Fire, Koenigstein Fire and Montecito Mudslides of approximately $843 million, recorded as current "Insurance receivable" and "Insurance receivable from affiliate" on the consolidated balance sheets of SCE and as current "Insurance receivable" on the consolidated balance sheets of Edison International. SCE expects that this insurance will be exhausted after expected recoveries for the September 2020 Subrogation Settlement and prior settlements entered into through September 30, 2020. As of September 30, 2020, SCE had approximately $794 million remaining in expected recoveries from insurance for the Woolsey Fire litigation, included in "Long-term insurance receivables due from affiliate" and "Other long-term assets" on the consolidated balance sheets of SCE and "Other long-term assets" on the consolidated balance sheets of Edison International.
In total, SCE has accrued estimated losses of $6.2 billion, has paid or agreed to pay $1.6 billion in settlements and has recovered $363 million from its insurance carriers through September 30, 2020 in relation to the 2017/2018 Wildfire/Mudslide Events.
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
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and recorded total regulatory assets of $233 million within the FERC balancing account. This was the FERC portion of the estimated losses accrued. As of September 30, 2020, collections have reduced the amount remaining in the FERC balancing account to $125 million.
Current Wildfire Insurance Coverage
SCE had approximately $1.2 billion of wildfire-specific insurance coverage for events that occurred during the period June 1, 2019 through June 30, 2020, subject to up to $115 million of co-insurance and $50 million of self-insured retention, which resulted in net coverage of approximately $1.0 billion. SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2020 through June 30, 2021, subject to up to $80 million of co-insurance and $50 million of self-insured retention, which results in net coverage of approximately $870 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits. SCE believes that its insurance coverage for the July 1, 2020 through June 30, 2021 period meets its obligation to maintain reasonable insurance coverage under AB 1054.
Based on policies currently in effect, SCE anticipates that its wildfire insurance expense in 2020, prior to any regulatory deferrals, will total approximately $450 million. Wildfire insurance expense in 2019, prior to any regulatory deferrals, was approximately $400 million. Calendar year insurance expense reflects the portion of premiums attributable to policy coverage in that calendar year.
SCE tracks incremental insurance premium, self-insured retention and co-insurance costs related to wildfire liability insurance policies as well as other wildfire-related costs, including claims and legal costs, in its WEMA. In July 2019, SCE filed a WEMA application with the CPUC to seek recovery of $478 million in wildfire insurance premium costs that have been incurred or will be incurred before July 1, 2020, in excess of premiums approved in the 2018 GRC and the corresponding financing costs. In September 2020, the CPUC approved SCE's WEMA application and authorized SCE to collect a total revenue requirement of $505 million over a two-year period. SCE included the authorized revenue requirement in rates in October 2020.
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
    Wildfire Insurance Fund
AB 1054 provided for the Wildfire Insurance Fund to reimburse a utility for payment of third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the insurance coverage required to be maintained under AB 1054. The Wildfire Insurance Fund was established in September 2019 and is available for claims related to wildfires ignited after July 12, 2019 that are determined by the responsible government investigatory agency to have been caused by a utility.
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
SCE made an initial contribution of approximately $2.4 billion to the Wildfire Insurance Fund in September 2019 and has committed to make ten annual contributions of approximately $95 million per year to the fund, by no later than January 1 of each year. SCE amortizes its contributions to the Wildfire Insurance Fund over 10 years and continues to evaluate the fund's expected life based on actual fire experience. SCE made its first annual contribution to the Wildfire Insurance Fund in December 2019. Edison International supported SCE's initial contribution to the Wildfire Insurance Fund by raising $1.2 billion from the issuance of Edison International equity. SCE raised the remaining $1.2 billion from the issuance of long-term debt. SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund.
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
Safety Certification and Wildfire Mitigation Plan
Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan ("WMP"). On September 17, 2020, SCE obtained a safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requests a new safety certification prior to the expiration of its current safety certification, then its current safety certification will remain valid until the CPUC's Wildfire Safety Division ("WSD") acts on SCE's request for a new safety certification.
Under AB 1054, SCE is required to submit a WMP to the CPUC at least once every three years for review and approval. Beginning in 2020, each such plan is required to cover at least a three-year period. SCE filed its 2020 – 2022 WMP in February 2020. In June 2020 the CPUC ratified the WSD's conditional approval of SCE's 2020 – 2022 WMP. The approval is conditioned on SCE providing requested information to the WSD, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the WSD. The WSD issued a draft resolution in October 2020 that, if adopted, will require SCE to update its 2020-2022 WMP by February 5, 2021.

Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019 cannot be included in the equity portion of SCE's rate base ("AB 1054 Excluded Capital Expenditures"). SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. In July 2020, SCE applied for an irrevocable order from the CPUC to finance $337 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. The CPUC issued a proposed decision approving SCE's application in October 2020 and is expected to issue the irrevocable financing order in November 2020. As of September 30, 2020, SCE has spent $1.1 billion on AB 1054 Excluded Capital Expenditures. SCE expects to seek additional irrevocable orders from the CPUC to finance the remaining AB 1054 Excluded Capital Expenditures.
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
At September 30, 2020, SCE's recorded estimated minimum liability to remediate its 25 identified material sites (sites with a liability balance at September 30, 2020, in which the upper end of the range of the costs is at least $1 million was $256 million, including $174 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of September 30, 2020, for which the total minimum recorded liability was $3 million. Of the

$259 million total environmental remediation liability for SCE, $248 million has been recorded as a regulatory asset. SCE expects to recover $40 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites) and $208 million through a mechanism that allows SCE to recover 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $123 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $9 million to $19 million. Costs incurred for the nine months ended September 30, 2020 and 2019 were $5 million and $4 million, respectively.
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

Note 13.    Leases
Leases as Lessee
SCE enters into various agreements to purchase power, electric capacity and other energy products that may be accounted for as leases when SCE has dispatch rights that determine when and how a plant runs. SCE also leases property and equipment primarily related to vehicles, office space and other equipment. The terms of the contracts included in the table below are primarily 3 to 20 years for PPA leases, 5 to 72 years for office leases, and 5 to 12 years for the remaining other operating leases.
The following table summarizes SCE's lease payments for operating and finance leases as of September 30, 2020:

(in millions)	PPA Operating Leases[1]	Other Operating Leases[2,3]	PPA Finance Leases[1]
2020	$37	$10	$—
2021	205	36	1
2022	208	30	1
2023	159	24	2
2024	47	19	2
Thereafter	489	114	8
Total lease payments	1,145	233	14
Amount representing interest[3]	209	60	5
Lease liabilities	$936	$173	$9
1Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.
2Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.
3Lease payments are discounted to their present value using SCE's incremental borrowing rates.

Supplemental balance sheet information related to SCE's leases was as follows:

(in millions)	September 30, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use ("ROU") assets[1]	$1,109	$689
Current portion of operating lease liabilities	210	79
Operating lease liabilities	899	610
Total operating lease liabilities[1]	$1,109	$689

Finance leases included in:
Utility property, plant and equipment, gross	$10	$14
Accumulated depreciation	(1)	(5)
Utility property, plant and equipment, net	9	9
Other current liabilities	1	1
Other long-term liabilities	8	8
Total finance lease liabilities	$9	$9
1 During the third quarter of 2020, a PPA operating lease contract commenced and one PPA contract was amended that resulted in a total of $463 million additions in ROU assets and lease liabilities.
The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases and interest and amortization expense for finance leases. The following table summarizes the components of SCE's lease expense:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
PPA leases:
Operating lease cost	35	38	74	98
Finance lease cost	1	1	2	1
Variable lease cost[1]	676	751	1,582	1,742
Total PPA lease cost	712	790	1,658	1,841
Other operating leases cost	11	12	35	35
Total lease cost	$723	$802	$1,693	$1,876
1Includes lease costs from renewable energy contracts where payments are based on contingent external factors such as wind, hydro and solar power generation.

Other information related to leases was as follows:

(in millions, except lease term and discount rate)	Nine month ended September 30, 2020	Nine month ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
PPA leases	$74	$98
Other leases	33	34

ROU assets obtained in exchange for lease obligations:
PPA operating leases	463	—
Other operating leases	42	23

Weighted average remaining lease term (in years):
Operating leases
PPA leases	9.83	16.03
Other leases	12.35	12.75
PPA Finance leases	10.90	11.71

Weighted average discount rate:
Operating leases
PPA leases	3.08%	4.44%
Other leases	3.74%	3.89%
PPA Finance leases	8.83%	8.74%
Leases as lessor
EME is a wholly-owned subsidiary of Edison International. EME emerged from bankruptcy in 2014 and retained a lease investment in a hydroelectric power plant in Vidalia, Louisiana. During 2020, the lessee exercised an option in the lease agreement to purchase the asset upon expiration of the lease term in November 2020. Edison International has no remaining investment balance as of September 30, 2020 related to the lease investment. Upon completion of the sale, Edison International expects to receive net proceeds of approximately $131 million. The revenue recognized for the lease in 2020 is immaterial to Edison International's consolidated financial statements.
Note 14.    Equity
In May 2020, Edison International issued 14,181,882 shares of common stock in a registered direct offering and received approximately $800 million in proceeds, before deducting fees and offering expenses of $14 million. The proceeds were used to pay off debt outstanding under a term loan agreement and for general corporate purposes. Refer to Note 5 for details of the term loan.
In May 2019, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market" ("ATM") program under which it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. During the three months ended September 30, 2020, Edison International did not issue any shares through the ATM program. During the nine months ended September 30, 2020, Edison International issued 391,501 shares through the ATM program and received proceeds of $27 million, net of fees and offering expenses of $0.3 million. The proceeds from the sales were used for equity contributions to SCE and for general corporate and working capital purposes. As of September 30, 2020, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.
Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three and nine months ended September 30, 2020, 206,900 and 1,378,700 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $11 million and $83 million, 4,749 and 338,442 shares of common stock were issued as stock compensation awards for net cash receipts of $1 million and $14 million and 77,250 and 206,269 shares of new common stock were issued in lieu of distributing $4 million and $13 million to shareholders opting to receive dividend payments in the form of additional common stock, respectively.
In the three and nine months ended September 30, 2020, SCE received a total of $219 million and $1.1 billion in capital contributions, respectively, from Edison International Parent to support SCE's capital program, maintain the equity portion of SCE's capital structure at authorized levels and for general corporate purposes.
During third quarter of 2020, SCE redeemed $120 million of cumulative preferred stock consisting of all of the outstanding shares of the 4.32% Series, 4.08% Series, 4.24% Series, and the 4.78% Series at a price of $28.75, $25.50, $25.80 and $25.80, respectively. SCE also redeemed $180 million of the outstanding shares of the Series G Preference Stock. SCE recorded a $15 million loss on the redemption of the preferred and preference stock.
Note 15.    Accumulated Other Comprehensive Loss
Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$(65)	$(57)	$(69)	$(50)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	6	5
Other[2]	—	—	—	(10)
Change	2	2	6	(5)
Ending Balance	$(63)	$(55)	$(63)	$(55)
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
SCE's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Beginning balance	$(36)	$(26)	$(39)	$(23)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	1	4	3
Other[2]	—	—	—	(5)
Change	1	1	4	(2)
Ending Balance	$(35)	$(25)	$(35)	$(25)
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

Note 16.    Other Income
Other income net of expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
SCE other income (expense):
Equity allowance for funds used during construction	$36	$26	$87	$75
Increase in cash surrender value of life insurance policies and life insurance benefits	27	9	60	27
Interest income	2	13	18	29
Net periodic benefit income – non-service components	28	19	83	54
Civic, political and related activities and donations	(7)	(5)	(22)	(26)
Other	(3)	(4)	(9)	(7)
Total SCE other income	83	58	217	152
Other income (expense) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	—	—	(1)	(2)
Other	1	—	1	1
Total Edison International other income	$84	$58	$217	$151
Note 17.    Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Cash payments (receipts):
Interest, net of amounts capitalized	$689	$582	$607	$518
Income taxes, net	(30)	(65)	(29)	(166)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	241	220	—	—
SCE's accrued capital expenditures at September 30, 2020 and 2019 were $490 million and $486 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 18.    Related-Party Transactions
In the second quarter of 2020, SCE purchased wildfire liability insurance with premiums of $176 million from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. SCE purchased wildfire liability insurance with premiums of $186 million and $74 million in the first and second quarter of 2019, respectively. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

(in millions)	September 30, 2020	December 31, 2019
Current insurance receivable due from affiliate	$448	$—
Long-term insurance receivable due from affiliate	354	803
Prepaid insurance[1]	85	10
1    Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.
The expense for wildfire-related insurance premiums paid to EIS was $45 million and $51 million for the three months ended September 30, 2020 and 2019, respectively, and $145 million and $123 million for the nine months ended September 30, 2020 and 2019, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2020. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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
As of October 20, 2020, SCE was aware of at least 319 lawsuits, representing approximately 5,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One hundred and fifty-five of the 319 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. The lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial trial for a limited number of plaintiffs, sometimes referred to as a bellwether trial, on certain fire only matters is currently scheduled for February 16, 2021.
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
In September 2020, SCE reached the September 2020 Subrogation Settlement with the Settling Subrogation Plaintiffs to resolve those parties' collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides. Under the terms of the September 2020 Subrogation Settlement, SCE paid the Settling Subrogation Plaintiffs an aggregate of $1.2 billion in October 2020 and also agreed to pay $0.555 for each dollar in claims to be paid by the Settling Subrogation Plaintiffs to their policy holders before July 15, 2023, up to an agreed upon cap.

In the second and third quarters of 2020, SCE entered into settlements with several hundred of the several thousand individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $73 million to those individual plaintiffs.
Edison International and SCE did not admit liability as part of any of the settlements described above.
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
Seventy-two of the 319 lawsuits mentioned under "Thomas Fire and Koenigstein Fire Litigation" above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Forty-two of the 72 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. The Thomas and Koenigstein Fires lawsuits and the Montecito Mudslides lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Thomas Fire, Koenigstein Fire and Montecito Mudslides: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption being caused by the COVID-19 pandemic.
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
In September 2020, SCE reached the September 2020 Subrogation Settlement with the Settling Subrogation Plaintiffs to resolve those parties' collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides. Under the terms of the September 2020 Subrogation Settlement, SCE paid the Settling Subrogation Plaintiffs an aggregate of $1.2 billion in October 2020 and also agreed to pay $0.555 for each dollar in claims to be paid by the Settling Subrogation Plaintiffs to their policy holders before July 15, 2023, up to an agreed upon cap.
In the second and third quarters of 2020, SCE entered into settlements with several hundred of the several thousand individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $73 million to those individual plaintiffs.
Edison International and SCE did not admit liability as part of any of the settlements described above.
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
As of October 20, 2020, SCE was aware of at least 261 lawsuits, representing approximately 4,908 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. One hundred ninety-one of the 261 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. The Woolsey Fire lawsuits have been coordinated in the Los Angeles Superior Court. Three categories of plaintiffs have filed lawsuits against SCE and Edison International relating to the Woolsey Fire: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. An initial jury trial for a limited number of plaintiffs, sometimes referred to as a bellwether jury trial, is currently scheduled for June 1, 2021.
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
In the second and third quarters of 2020, SCE entered into settlements with several hundred of the several thousand individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $73 million to those individual plaintiffs.
Edison International and SCE did not admit liability as part of any of the settlements described above.
For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Environmental Proceedings
SCE performed 1.6 miles of access road grading and vegetation clearing in the Mission Canyon area of Santa Barbara County in December 2019, resulting in debris moving downslope into a creek bed and other impacts in the area. Several state and federal environmental agencies and the County and City of Santa Barbara are investigating the unpermitted grading and discharges to the creek, and SCE has received Notices of Violation from the Army Corps of Engineers, the County of Santa Barbara, the California Department of Fish & Wildlife and the Regional Water Quality Control Board. The Santa Barbara County District Attorney is also conducting an investigation for the purpose of determining whether any criminal violations have occurred. It is presently unknown whether any of these agencies will impose fines or penalties on SCE and, if so, in what amounts. SCE does not expect any fines or penalties that are imposed to be material.
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
Many of the risks and uncertainties identified in the 2019 Form 10-K are, and will be, exacerbated by the impacts of the COVID-19 pandemic and the actions being taken by governmental entities, businesses, individuals and others in response to the pandemic. Some examples follow. Similar to other companies in California, a large portion of Edison International's and SCE's workforce, including employees of their contractors, may be unable to perform their job functions effectively due to illness, family illness, quarantine requirements, social-distancing, telework requirements and other impacts of the COVID-19 pandemic. In addition, as a result of actions being taken in response to the pandemic, SCE's supply chains have faced constraints and SCE has faced challenges from local permitting authorities. If a significant portion of SCE's workforce cannot effectively perform their job functions, SCE is unable to procure required materials, SCE does not timely obtain any required permits and/or local authorities prohibit SCE from conducting previously permitted work, SCE will likely be unable to effectively and timely complete planned work and projects, including its WMP and capital projects. Further, SCE may be unable to effectively execute its Public Safety Power Shutoff program due to, among other things, requests from local and State authorities not to shut off the power during the pandemic, and thereby may increase the risk of SCE equipment being associated with the ignition of wildfires.

In addition, impacts of the COVID-19 pandemic on SCE's customers and third parties could also result in SCE facing, among other things, significant reductions in demand for electricity and payment delays and/or defaults from customers which could result in significant under-collections. Edison International and SCE could also face payment delays and/or defaults from insurers and other counterparties. Furthermore, capital markets have been impacted by the pandemic and this has increased Edison International's and SCE's costs of accessing those markets. Edison International's and SCE's access to the bank and capital markets could also be constrained and/or the costs of accessing those markets could increase further as a result of the pandemic, including if Edison International's and/or SCE's credit ratings are downgraded, or placed on negative watch due to concerns about Edison International and/or SCE's financial health as a result of the impacts of the pandemic. SCE may also incur significant incremental costs as a result of actions it is taking in response to the pandemic, including costs being incurred to maintain its operations and assist its employees who are required to telework or are otherwise impacted by the pandemic. SCE could also face delays in important legal and regulatory proceedings. These impacts, among others, could materially and adversely impact Edison International's and SCE's business, operations, cash flows, liquidity and financial results.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Southern California Edison Company and Affiliated Purchasers
The following table contains information about all purchases of SCE's series of preferred stock made by or on behalf of SCE in the third quarter of 2020.

Period	Series	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 to July 31, 2020	—	—	—	—	—
August 1, 2020 to August 31, 2020	—	—	—	—	—
September 1, 2020 to September 30, 2020	4.08% Preferred Stock	650,000	$25.5765	650,000	—
	4.24% Preferred Stock	1,200,000	$25.8795	1,200,000	—
	4.32% Preferred Stock	1,653,429	$29.011	1,653,429	—
	4.78% Preferred Stock	1,296,769	$25.889625	1,296,769	—
Total		4,800,198		4,800,198	—

1 On September 28, 2020, SCE repurchased all of its outstanding series of preferred stock. The prices include the liquidation value and accrued dividends per share, respectively. The redemption of the preferred stock was announced by an SCE press release on August 28, 2020.

EXHIBITS

Exhibit Number	Description
10.1**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted on August 27, 2020

10.2**	Edison International 2008 Director Deferred Compensation Plan, as amended and restated effective January 1, 2021

10.3**	Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2021

10.4**	Edison International 2008 Executive Retirement Plan, as amended and restated effective January 1, 2021

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1	Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2020, filed on October 27, 2020, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2	Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2020, filed on October 27, 2020, formatted in XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104	The cover page of this report formatted in Inline XBRL (included as Exhibit 101)
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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss
	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	October 27, 2020	Date:	October 27, 2020