Form 10-K
period 2020-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2021-02-25
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL			SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue			2244 Walnut Grove Avenue
(P.O. Box 976)			(P.O. Box 800)
Rosemead,	California	91770	Rosemead,	California	91770
(Address of principal executive offices)			(Address of principal executive offices)
(626)	302-2222		(626)	302-1212
(Registrant's telephone number, including area code)			(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC
Southern California Edison Company: None
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
    Edison International        Yes ☑ No ☐    Southern California Edison Company        Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-12 of the Exchange Act. (Check One):
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Edison International	☑	Southern California Edison Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Edison International        Yes ☐ No ☑    Southern California Edison Company        Yes ☐ No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2020, the last business day of the most recently completed second fiscal quarter:
    Edison International    Approximately $20.5 billion    Southern California Edison Company    Wholly owned by Edison International

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of February 18, 2021:
Edison International	379,283,328	shares
Southern California Edison Company	434,888,104	shares (wholly owned by Edison International)
OMISSION OF CERTAIN INFORMATION
Southern California Edison Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format allowed under that General Instruction.
DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Edison International Proxy Statement relating to Edison International's 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

1

i

This is a combined Form 10-K separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf. Each company makes representations only as to itself and makes no other representation whatsoever as to any other company.

v

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2019/2020 Wildfires	wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE will exclude from the equity portion of SCE's rate base as required under AB 1054
AB 1054 Liability Cap
a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base in the year of the applicable prudency determination

ARO(s)	asset retirement obligation(s)
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Capital Structure Compliance Period	January 1, 2020 to December 31, 2022, the current compliance period for SCE's CPUC authorized capital structure
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CEMA	Catastrophic Event Memorandum Accounts
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
DART
a Days Away Restricted or Transferred incident, which is a work-related
Occupational Safety and Health Administration recordable injury or illness that results in days away from work, restricted duty or transfer of duties

DERs	distributed energy resources
Edison Energy
Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that is engaged in the competitive business of providing data-driven energy solutions to commercial, institutional and industrial customers

Edison Energy Group	Edison Energy Group, Inc., a wholly-owned subsidiary of Edison International, that is a holding company for subsidiaries engaged in competitive businesses
Edison International Proxy Statement	Proxy Statement to be filed with the SEC in connection with Edison International's Annual Meeting of Shareholders' to be held on April 22, 2021
EEI Serious Injuries	a work-related injury that is categorized as a “serious injury” by Edison Electric Institute, which includes injuries that meet any of the following “serious” criteria: amputations (involving bone); concussions and/or cerebral hemorrhages; injury to internal organs; bone fractures excluding fingers and toes, compound bone fractures for fingers and toes; tendon and ligament tears; herniated disks (neck or back); lacerations resulting in severed tendons and/or a deep wound requiring internal stitches; second or third degree burns; eye injuries resulting in eye damage or loss of vision; injections of foreign materials; severe heat exhaustion and all heat stroke; and dislocation of a major joint
EEI SIF	a work-related fatality or an EEI Serious Injury
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
FERC 2019 Settlement Period	November 12, 2019 through at least December 31, 2021

FHPMA	Fire Hazard Prevention Memorandum Account
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
kV	unit of electrical potential equal to 1000 volts
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
PSPS	Public Safety Power Shutoffs
ROE	return on common equity
RPS	renewables portfolio standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SoCalGas	Southern California Gas Company
SoCore Energy	SoCore Energy LLC, a former subsidiary of Edison Energy Group that was sold in April 2018
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Subrogation Plaintiffs	the plaintiffs party to the TKM Subrogation Settlement, representing all the insurance subrogation plaintiffs in the TKM litigation
TKM Subrogation Settlement	a settlement entered into by Edison International and SCE in September 2020 in the TKM litigation to which the TKM Subrogation Plaintiffs are party
Turnover Rate	the number of employees (other than interns) who leave the companies for voluntary or involuntary reasons, excluding death, divided by the average number of employees during the relevant period.
US EPA	U.S. Environmental Protection Agency
VCFD	Ventura County Fire Department

WEMA	Wildfire Expense Memorandum Account
WMP	a wildfire mitigation plan required to be filed at least once every three years under AB 1054 to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment
Wildfire Insurance Fund	the insurance fund established under AB 1054
Woolsey Fire	a wind-driven fire that originated in Ventura County in November 2018
Woolsey Subrogation Plaintiffs	the plaintiffs party to the Woolsey Subrogation Settlement, representing all the insurance subrogation plaintiffs in the Woolsey Fire litigation at the time of the settlement
Woolsey Subrogation Settlement	a settlement entered into by Edison International and SCE in January 2021 in the Woolsey litigation to which the Woolsey Subrogation Plaintiffs are party
WSD	Wildfire Safety Division of the CPUC

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:
•ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred to implement SCE's new customer service system and costs incurred as a result of the COVID-19 pandemic;
•ability of SCE to implement its WMP;
•risks of regulatory or legislative restrictions that would limit SCE’s ability to implement PSPS when conditions warrant or would otherwise limit SCE’s operational PSPS practices;
•risks associated with implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
•ability of SCE to maintain a valid safety certification;
•ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;
•extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, operational issues (such as rotating outages and issues due to damaged infrastructure), PSPS activations and unanticipated costs;
•risks associated with AB 1054 effectively mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the new prudency standard established under AB 1054;
•decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, and delays in executive, regulatory and legislative actions;
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
•actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion related to the results of operations and changes in financial condition for 2019 compared to 2018 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC in February 2020.
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the parent holding company of SCE and Edison Energy Group. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for Edison Energy which is engaged in the competitive business of providing data-driven energy solutions to commercial, institutional and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment.

(in millions)	2020	2019	2020 vs 2019 Change	2018
Net income (loss) attributable to Edison International
Continuing operations
SCE	$810	$1,409	$(599)	$(310)
Edison International Parent and Other	(71)	(125)	54	(147)
Discontinued operations	—	—	—	34
Edison International	739	1,284	(545)	(423)
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(899)	(157)	(742)	(1,825)
Wildfire Insurance Fund expense	(242)	(109)	(133)	—
Disallowed historical capital expenditures in SCE's 2018 GRC decision	—	(123)	123	—
Sale of San Onofre nuclear fuel	108	8	100	9
Re-measurement of tax assets and liabilities	18	88	(70)	66
Edison International Parent and Other
Sale of Vidalia lease	96	—	96	—
Goodwill impairment	(25)	(18)	(7)	—
Sale of SoCore Energy and other	—	—	—	(46)
Re-measurement of tax liabilities	(3)	—	(3)	(12)
Discontinued operations	—	—	—	34
Total non-core items	(947)	(311)	(636)	(1,774)
Core earnings (losses)
SCE	1,825	1,702	123	1,440
Edison International Parent and Other	(139)	(107)	(32)	(89)
Edison International	$1,686	$1,595	$91	$1,351
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
Edison International's 2020 earnings decreased $545 million, driven by a decrease in SCE's earnings of $599 million, partially offset by a decrease in Edison International Parent and Other losses of $54 million. SCE's lower net income consisted of $722 million of higher non-core losses, partially offset by $123 million of higher core earnings.
The increase in SCE's core earnings was primarily due to higher CPUC-related revenue due to the escalation mechanism as set forth in the 2018 GRC decision, lower expenses from regulatory deferrals related to 2020 wildfire mitigation activities and a 2020 adjustment to 2018 – 2019 regulatory deferrals from the approval of the GRC track 2 settlement. These increases were partially offset by the impact from the adoption of the 2018 GRC decision in the second quarter of 2019, higher employee benefits, higher customer uncollectibles from the COVID-19 pandemic and expenses from SCE's response to the pandemic that were unable to be deferred to regulatory assets.

Edison International Parent and Other's decrease in losses for 2020 was primarily due to higher non-core earnings of $86 million, partially offset by higher core losses of $32 million. The increase in core losses in 2020 was primarily due to higher interest expense as a result of increased borrowings.

Consolidated non-core items for 2020 and 2019 for Edison International included:
•Charges of $1.2 billion ($899 million after-tax) recorded in 2020 and $218 million ($157 million after-tax) recorded in 2019 for SCE's 2017/2018 Wildfire/Mudslide Events claims and expenses, net of expected recoveries from FERC customers.
•Charges of $336 million ($242 million after-tax) recorded in 2020 and $152 million ($109 million after-tax) recorded in 2019 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Gains of $150 million ($108 million after-tax) recorded in 2020 and $11 million ($8 million after-tax) recorded in 2019 for SCE's sale of San Onofre nuclear fuel.
•Gain of $132 million ($96 million after-tax) recorded in 2020 for Edison International Parent and Other's sale of an investment in a lease of a hydroelectric power plant in Vidalia, Louisiana ("Vidalia Lease"). See "Notes to Consolidated Financial Statements—Note 13. Leases" for further information.
•Goodwill impairment charges of $34 million ($25 million after-tax) recorded in 2020 and $25 million ($18 million after-tax) recorded in 2019 for Edison International Parent and Other related to Edison Energy.
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
•Income tax benefits of $88 million recorded in 2019 for SCE related to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019 to provide guidance on the implementation of Tax Reform. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates and other deferred tax re-measurement belongs to shareholders.
See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.

Southern California Wildfires and Mudslides
Wildfires in SCE's territory, including those where SCE's equipment may be alleged to be associated with the fire's ignition, have caused loss of life and substantial damage in recent years. Multiple factors have contributed to increased wildfire activity and faster progression of wildfires across SCE's service territory and in other areas of California. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, increased incidence of dry lightning, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires. SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk.
California has experienced unprecedented weather conditions in recent years and SCE's service territory remains susceptible to additional wildfire activity in 2021 and beyond. The worsening conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening weather and fuel conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its 2020 – 2022 WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition, California has increased its investment in wildfire suppression capabilities.
In addition to the investments SCE is making through its WMP, SCE also uses its PSPS program to proactively de-energize power lines to mitigate the risk of catastrophic wildfires during extreme weather events. SCE initiated PSPS 12 times in 2020 as part of its wildfire mitigation efforts, impacting an aggregate of approximately 140,000 unique customers. In January 2021, the President of the CPUC sent SCE a letter expressing her concern regarding SCE's execution of PSPS in 2020 and notifying SCE that it must implement a PSPS action plan to reduce the impacts of PSPS on the customers and communities it serves. On a risk-informed basis, SCE is making efforts to reduce the frequency and impacts of PSPS in 2021 as compared to 2020, assuming that weather patterns in 2021 are similar to those experienced in 2020. SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive reliance on PSPS.
Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events described below. Several wildfires have originated in Southern California subsequent to 2018, however, Edison International and SCE expect that any losses incurred in connection with these fires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material.
Edison International and SCE accrued estimated losses of $1,328 million in 2020 for wildfire-related claims, net of expected insurance recoveries. The 2020 charge consists of an increase in estimated losses for claims related to the 2017/2018 Wildfire/Mudslide Events of $1,297 million, against which SCE has recorded expected recoveries through FERC electric rates of $84 million. The resulting charge was $1,213 million ($874 million after-tax). The 2020 charge also includes $31 million ($21 million after FERC recovery and after-tax) of expenses primarily associated with self-insured retention related to the 2019/2020 Wildfires.
2017/2018 Wildfire/Mudslide Events
Wildfires in SCE's territory in December 2017 and November 2018 caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. The investigating government agencies, the VCFD and California Department of Forestry and Fire Protection ("CAL FIRE"), have determined that the largest of the 2017 fires in SCE's territory originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by the Koenigstein Fire. The December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. The largest of the November 2018 fires in SCE's territory, known as the Woolsey Fire, originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties.
In March 2019, the VCFD and CAL FIRE jointly issued separate reports finding that the Thomas Fire and the Koenigstein Fire were each caused by SCE equipment. At this time, based on available information, SCE has not determined whether its equipment caused the Thomas Fire. Based on publicly available radar data showing a smoke plume in the Anlauf Canyon area emerging in advance of the start time of the Thomas Fire indicated in the Thomas Fire report, SCE believes that the Thomas Fire started at least 12 minutes prior to any issue involving SCE's system and at least 15 minutes prior to the start time indicated in the report. SCE has previously disclosed that SCE believed its equipment was associated with the ignition of the Koenigstein Fire. SCE is continuing to assess the extent of damages that may be attributable to the Thomas Fire and the Koenigstein Fire.

SCE has received a non-final redacted draft of a report from the VCFD which states that the VCFD investigation team determined that electrical equipment owned and operated by SCE was the cause of the Woolsey Fire. Absent additional evidence, SCE believes that it is likely that its equipment was associated with the ignition of the Woolsey Fire.
Multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by the Montecito Mudslides that occurred in January 2018 based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and further alleging that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides.
Under the terms of the TKM Subrogation Settlement that Edison International and SCE entered into in the third quarter of 2020, all of the TKM Subrogation Plaintiffs' collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides have been resolved. Under the terms of the TKM Subrogation Settlement, SCE has paid the TKM Subrogation Plaintiffs an aggregate of $1.2 billion and also agreed to pay $0.555 for each dollar in claims to be paid by the TKM Subrogation Plaintiffs to their policy holders on or before July 15, 2023, up to an agreed upon cap. In 2020 SCE also entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million to those individual plaintiffs.
At December 31, 2019, Edison International and SCE were unable to determine a best estimate of expected losses within a reasonably estimated range and therefore Edison International's and SCE's consolidated balance sheets included estimated losses, established at the lower end of the reasonably estimated range of expected losses, of $4.5 billion for the 2017/2018 Wildfire/Mudslide Events. In light of the TKM Subrogation Settlement and increased settlement activity with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation, among other things, management established a best estimate of expected potential losses for alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events litigation in the third quarter of 2020. As a result, Edison International and SCE recorded a charge of $1.3 billion in September 2020 related to the 2017/2018 Wildfire/Mudslide Events, against which SCE recorded expected recoveries through FERC electric rates of $84 million. The resulting net pre-tax charge to earnings was $1.2 billion ($874 million after-tax).
Through December 31, 2020, Edison International and SCE have recorded total pre-tax charges of $6.2 billion, expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $233 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through December 31, 2020 have been $2.9 billion.
As of December 31, 2020, SCE had paid $1.8 billion under settlements related to the 2017/2018 Wildfire/Mudslide Events, of which $1.3 billion has been recovered through insurance and $144 million has been recovered through FERC-jurisdictional electric rates.
In January 2021, Edison International and SCE entered into the Woolsey Subrogation Settlement with the Woolsey Subrogation Plaintiffs to resolve those parties' collective claims arising from the Woolsey Fire. Under the terms of the Woolsey Subrogation Settlement, SCE agreed to pay the Woolsey Subrogation Plaintiffs an aggregate of $2.2 billion by April 22, 2021. SCE has also agreed to pay $0.67 for each dollar in claims to be paid by the Woolsey Subrogation Plaintiffs to their policy holders on or before July 15, 2023, up to an agreed upon cap. Between December 31, 2020 and February 18, 2021, SCE also entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $80 million to those individual plaintiffs. After giving effect to all settlements entered into through February 18, 2021, Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events will be $2.1 billion.

The remaining estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of any potential fines or penalties that could be levied against SCE in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE are currently unable to reasonably estimate the magnitude of any such fines or penalties, or the associated timing if they were to be imposed. Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, the preliminary nature of the litigation processes, the uncertainty in estimating damages that may be alleged, and the uncertainty as to how these factors impact future settlements.

SCE will seek CPUC-jurisdictional rate recovery of prudently-incurred, actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.

Current Wildfire Insurance Coverage
SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2020 through June 30, 2021, subject to up to $80 million of co-insurance and $50 million of self-insured retention, which results in net coverage of approximately $870 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period. SCE believes that its insurance coverage for the July 1, 2020 through June 30, 2021 period meets its obligation to maintain reasonable insurance coverage under AB 1054.

2019 Wildfire Legislation

In July 2019, AB 1054 was signed by the governor of California and became effective immediately. The summary of the wildfire legislation in this report is based on SCE's interpretation of the legislation and is qualified in its entirety by, and should be read together with, AB 1054 and companion Assembly Bill 111.

AB 1054 Prudency Standard

Under AB 1054, the CPUC must apply a new standard when assessing the prudency of a utility in connection with a request for recovery of wildfire costs for wildfires ignited after July 12, 2019. Under AB 1054, the CPUC is required to find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was reasonable. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent. The new prudency standard will survive the termination of the Wildfire Insurance Fund (described below).
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
SCE and SDG&E collectively made their initial contributions totaling approximately $2.7 billion to the Wildfire Insurance Fund in September 2019. Upon its emergence from bankruptcy, on July 1, 2020, PG&E made its initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund. PG&E, SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $3.0 billion to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period, of which they have made two annual contributions totaling approximately $600 million. In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their customers over a 15-year period through a dedicated rate component. The amount collected from customers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility customers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund.

Through December 31, 2020, SCE has contributed approximately $2.6 billion to the Wildfire Insurance Fund and has committed to make eight annual contributions of approximately $95 million per year to the fund, by no later than January 1 of each year. Edison International supported SCE's initial contribution of $2.4 billion to the Wildfire Insurance Fund by raising $1.2 billion from the issuance of Edison International equity. SCE raised the remaining $1.2 billion from the issuance of long-term debt. SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund.
Reimbursement from Wildfire Insurance Fund and AB 1054 Liability Cap
Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows subject, in some instances, to the AB 1054 Liability Cap. A utility will not be eligible for the AB 1054 Liability Cap if it does not maintain a valid safety certification or its actions or inactions that resulted in the wildfire are found to constitute conscious or willful disregard of the rights and safety of others. Based on SCE's forecasted weighted-average 2021 rate base and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2021 would be capped at approximately $3.2 billion. SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently, the AB 1054 Liability Cap will terminate when the administrator determines that the fund has been exhausted.
Safety Certification and Wildfire Mitigation Plan
Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved WMP. On September 17, 2020, SCE obtained a safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requests a new safety certification prior to the expiration of its current safety certification, then its current safety certification will remain valid until the WSD acts on SCE's request for a new safety certification.
Under AB 1054, SCE is required to submit a WMP to the CPUC at least once every three years for review and approval. Beginning in 2020, each such plan was required to cover at least a three-year period. SCE filed its 2020 – 2022 WMP in February 2020. In June 2020, the CPUC ratified the WSD's conditional approval of SCE's 2020 – 2022 WMP. The approval is conditioned on SCE providing requested information to the WSD, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the WSD. SCE filed an update to its 2020 – 2022 WMP on February 5, 2021 to, among other things, report on implementation of its plan in 2020 and describe new and ongoing wildfire mitigation activities.
Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base. SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. In November 2020, the CPUC issued an irrevocable order permitting SCE to finance approximately $340 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. As of December 31, 2020, SCE has spent $1.3 billion on AB 1054 Excluded Capital Expenditures and expects to spend the remainder of the AB 1054 Excluded Capital Expenditures in the first quarter of 2021. SCE issued securitized bonds in the amount of $338 million in February 2021 and expects to seek additional irrevocable orders from the CPUC to finance the remaining AB 1054 Excluded Capital Expenditures.
For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054" and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

COVID-19
The COVID-19 pandemic is having a significant impact on global society and economies. As a result of the pandemic, Edison International and SCE have experienced increased costs, but the pandemic has not had a pervasive impact on SCE's or Edison International's ability to operate their business. Edison International and SCE have taken steps to mitigate the impacts to operations, with all employees who, in the companies' assessment, can work remotely and perform their job functions effectively, directed to do so. Employees and contract workers designated by California as essential workers continue to work at SCE facilities or in the field to maintain operations and perform critical work to protect public safety and reduce the risk of wildfires. Edison International and SCE have modified work practices, provided personal protective equipment and provided additional employee benefits, among other measures, to reduce the impacts of the pandemic on their workforce.
Decoupling revenue mechanisms in California allow for differences in revenue resulting from actual and forecast volumetric electricity sales to be collected from or refunded to ratepayers and therefore insulate SCE's earnings from reductions in electricity usage. However, the CPUC has implemented certain measures to assist customers during the pandemic, including suspending service disconnections due to nonpayment for residential and small business customers, waiving late payment fees for business customers, and offering flexible payment plans for customers experiencing difficulty paying their electric bills. Accordingly, days outstanding on receivables and uncollectible accounts have increased.
In March 2020, the governor of California announced a statewide emergency as part of the state's response to address the COVID-19 pandemic. As a result, SCE established memorandum accounts with CPUC approval, effective March 2020, to track incremental costs associated with the emergency for recovery, subject to CPUC reasonableness reviews.
As a direct result of the pandemic, as of December 31, 2020, SCE has recognized net incremental costs of $191 million primarily related to increased estimates of customer uncollectibles, sequestering certain SCE employees at essential work locations and coordination of SCE's response to the emergency, $176 million has been deferred to memorandum accounts for future CPUC reasonableness review and $15 million has been transferred to balancing accounts pending recovery.
For further information see "Notes to the Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" and "Risk Factors." Legislation was passed in California in September 2020 allowing for securitization of revenue shortfalls associated with the economic effects of the COVID-19 pandemic, subject to approval of a financing order by the CPUC.
2021 General Rate Case
The 2021 GRC consists of four separate tracks. Track 1 is similar to previous GRCs and addresses revenue requirements for the three-year period 2021 – 2023. Tracks 2 and 3 address the reasonableness of 2018 – 2019 and 2020 wildfire mitigation costs that were incremental to amounts authorized in the 2018 GRC, respectively. In January 2020, a CPUC decision introduced a third attrition year in current and future GRCs. As a result, track 4 will address the revenue requirement for 2024. SCE is scheduled to submit its testimony for track 4 in May 2022.
In January 2021, the CPUC approved a settlement between SCE and all the parties to track 2 of the 2021 GRC proceeding (collectively, the "Track 2 Parties"). As a result of the CPUC approval of the GRC track 2 settlement, an additional $41 million ($29 million after-tax) of operations and maintenance expenses were deferred in the fourth quarter of 2020 as probable of recovery. The revenue requirement under the settlement was $391 million. For more information on tracks 2 and 3 of the 2021 GRC, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings—2021 General Rate Case Wildfire Mitigation Memorandum Account Balances."
Track 1 of 2021 GRC
In the 2021 GRC, SCE has requested a test year revenue requirement of $7.6 billion, an approximately $1.3 billion increase over the 2020 revenue requirement authorized in the 2018 GRC as updated for post test-year ratemaking changes. SCE's request proposes post test-year increases in 2022 and 2023 of $452 million and $524 million, respectively. SCE's request excludes the revenue requirement associated with the approximately $1.6 billion of AB 1054 Excluded Capital Expenditures.
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

In an amendment submitted in February 2020, SCE removed its CSRP implementation costs from the 2021 GRC. SCE will continue to track the cost of the CSRP implementation in a memorandum account previously approved in the 2018 GRC and seek recovery of the CSRP implementation costs in a future application to be filled with the CPUC.
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
SCE believes that receiving a proposed decision on track 1 of the 2021 GRC in the first quarter of 2021 in line with the CPUC’s schedule for track 1 is unlikely. The CPUC has approved the establishment of a memorandum account making the authorized revenue requirement changes effective January 1, 2021. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision. SCE expects to recognize revenue based on the 2020 authorized revenue requirement until a GRC decision is issued.

Wildfire Mitigation, Wildfire Insurance and Restoration Expenses
In response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California, SCE is currently incurring wildfire mitigation, wildfire insurance and wildfire and drought restoration related spending at levels significantly exceeding amounts authorized in its 2018 GRC. Several regulatory mechanisms exist to allow SCE to track and seek recovery of these incremental costs through customer rates, or issuance of securitized bonds for AB 1054 Excluded Capital Expenditures. In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers. For certain wildfire mitigation and wildfire insurance expenses SCE performs its assessment of future recovery after its year to date spending exceeds the amounts authorized for the full calendar year under its current revenue requirement.
As of December 31, 2020, SCE has recognized $886 million of regulatory assets related to incremental wildfire mitigation expenses, including depreciation expense from $1.6 billion of total incremental wildfire mitigation capital expenditures. Additionally, SCE has recognized $356 million of regulatory assets associated with drought and wildfire restoration and $212 million of regulatory assets related to incremental wildfire insurance expenses. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets. In 2020, the CPUC has approved recovery of certain incremental wildfire mitigation and wildfire insurance expenses through SCE's GS&RP and WEMA proceedings. The following table presents changes in wildfire-related and wildfire and drought restoration memorandum account balances in 2020:

(in millions)
Balance at December 31, 2019	$868
Regulatory deferral	1,225
Less: approved for recovery and transferred to BRRBA	(628)
Balance at December 31, 2020[1]	$1,465
1     Includes interest expense of $11 million.
At December 31, 2020, the balance includes $405 million of expense approved for recovery in the GRC track 2 proceeding. In February 2021, SCE indicated its intent to seek a financing order from the CPUC to securitize the approved expense. In the event these costs are not authorized for securitization, SCE will include the costs in customer rates as soon as practicable.
For additional information, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings."

Electricity Industry Trends
The electric power industry is undergoing transformative change driven by technological advances, such as customer-owned generation, electric vehicles and energy storage, which are altering the nature of energy generation and delivery. California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. The state set goals to reduce GHG emissions by 40% from 1990 levels by 2030 and 80% from the same baseline by 2050. Additionally, the state is aiming to be carbon neutral by 2045. State and local air quality plans call for substantial improvements. In the most polluted areas of the state this includes reducing smog-causing nitrogen oxides 90% below 2010 levels by 2032. While these policy goals cannot be achieved by the electric sector alone, the electric grid is a critical enabler of the adoption of new energy technologies that support California's climate change and GHG reduction objectives. Therefore, California has set RPS targets which require California retail sellers of electricity to provide 60% of energy sales from renewable resources by 2030. California also requires sellers of electricity to deliver 100% of retail sales from carbon free sources by 2045. In 2020 approximately 43% of SCE's customer deliveries came from carbon-free resources. SCE anticipates it will meet California's requirements through 2045.
The new federal administration has also signaled support for increased measures to respond to climate change and to achieve carbon neutrality by 2050 by having the United States rejoin the Paris Agreement in January 2021 and by issuing executive orders that aim to electrify federal fleets and set electric vehicle charging goals.
Edison International believes that California's 2045 goals can be achieved most economically through emissions reductions from using clean electricity serving 100% of retail sales, electrifying 76% of light-duty vehicles, 67% of medium-duty vehicles, 38% of heavy-duty vehicles, 85% of buses and 70% of buildings and using low-carbon fuels for technologies that are not yet viable for electrification. California has shown strong long-term support of transportation electrification. as shown by the approval of SCE’s Charge Ready 2 program and the Governor of California's September 2020 Executive Order banning sales of new gas vehicles by 2035.
To support these goals, Edison International’s vision is to lead the transformation of the electric power industry and the company is focused on opportunities in delivering clean energy, advancing efficient electrification, building a modernized and more reliable grid, and enabling customers' technology choices. SCE is focused on improving the safety, reliability and resilience of the transmission and distribution network and enabling increased penetration of DERs, electric transportation, building electrification and energy efficiency programs. SCE's ongoing focus to drive operational and service excellence is intended to allow it to achieve these objectives safely while controlling costs and customer rates. SCE's focus on the transmission and distribution of electricity aligns with California's policy supporting competitive power procurement markets. For more information on the grid development, see "Liquidity and Capital Resources—SCE—Capital Investment Plan—Grid Development—Wildfire Mitigation" and "Liquidity and Capital Resources—SCE—Capital Investment Plan—Grid Development—Transportation Electrification."
Changes in the electric power industry are impacting customers and jurisdictions outside California as well. Edison International believes that other states will also pursue climate change and GHG reduction objectives and large commercial and industrial customers will continue to pursue cost reduction and sustainability goals. Edison Energy provides data-driven energy solutions to commercial, institutional and industrial customers who may be impacted by these changes. Edison Energy aims to provide energy solutions that address cost, carbon and complex choices for their customers.
To better engage in this broader transformation and provide a view of developments outside of SCE, Edison International has made several minority investments in emerging companies in areas related to the technology changes that are driving industry transformation and may make additional investments in the future. These investments are not financially material to Edison International.
Capital Program
Total capital expenditures (including accruals) were $5.5 billion in 2020 and $4.8 billion in 2019. SCE's year-end rate base was $34.7 billion at December 31, 2020 compared to $32.6 billion at December 31, 2019, after excluding rate base associated with AB 1054 Excluded Capital Expenditures of $875 million at December 31, 2020 and $252 million at December 31, 2019.
In connection with the 2021 GRC, SCE forecasts capital expenditures of $14.7 billion to $16.2 billion for 2021– 2023. In the absence of a 2021 GRC decision, SCE has developed, and is executing against, a 2021 capital expenditure plan that will allow SCE to meet what is ultimately authorized in the 2021 GRC decision while minimizing the associated risk of unauthorized spending.
The table below reflects capital expenditures for 2021 based on planned CPUC jurisdictional spending and current management expectations of FERC- jurisdictional spending. CPUC jurisdictional spending includes amounts requested in the

2021 GRC, updated in rebuttal testimony, spending associated with SCE's wildfire mitigation-related capital expenditures under the GS&RP and WMP, and other non-GRC CPUC capital spending. The CPUC jurisdictional capital spending in 2022 and 2023 will be dependent upon the amount approved in a final 2021 GRC decision. Forecasted expenditures for FERC capital projects are subject to change due to timeliness of permitting, licensing, regulatory approvals, and contractor bids.
SCE's forecasted capital expenditures for 2021 include approximately $113 million of capital spending on the CSRP project. Total forecasted capital expenditures for the CSRP project are approximately $540 million from inception through 2021. In the 2021 GRC, SCE provided a cost estimate to the CPUC of $308 million in capital expenditures for the CSRP program. In February 2020, SCE filed an update with the CPUC to exclude CSRP implementation costs from rate base and capital expenditures of the 2021 GRC application and to defer review of the reasonableness of the capital expenditures to a future regulatory proceeding SCE expects to file in 2021.
Based on management judgment using historical precedent of previously authorized amounts and potential permitting delays and other operational considerations, a range case has been provided reflecting a 10% reduction on the total capital forecast over the three-year period, 2021 – 2023. The completion of projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, community requests or protests, weather and other unforeseen conditions.
The following table sets forth a summary of capital expenditures for 2020 actual spend and a forecast for 2021 – 2023 on the basis described above:

(in billions)	2020	2021	2022	2023	Total 2021 – 2023
Traditional capital expenditures
Distribution	$3.8	$3.4	$3.3	$3.3	$10.0
Transmission	0.7	0.7	0.7	0.6	2.0
Generation	0.2	0.2	0.2	0.2	0.6
Subtotal	4.7	4.3	4.2	4.1	12.6
Wildfire mitigation-related capital expenditures	0.8	1.2	1.1	1.3	3.6
Total capital expenditures	$5.5	$5.5	$5.3	$5.4	$16.2
Total capital expenditures using range case discussed above	*	$5.4	$4.6	$4.7	$14.7
* Not applicable
SCE's authorized CPUC-jurisdictional rate base is determined through the GRC and other regulatory proceedings. Differences between actual and CPUC-authorized capital expenditures are addressed in subsequent GRC or other regulatory proceedings. FERC-jurisdictional rate base is generally determined based on actual capital expenditures.
Reflected below is SCE's weighted average annual rate base for 2020 – 2023 incorporating CPUC capital expenditures authorized in the 2018 GRC final decision, expected FERC capital expenditures, capital expenditures included in the 2021 GRC request and approved non-GRC projects or programs. The table below does not reflect the $1.3 billion of AB 1054 Excluded Capital Expenditures to December 31, 2020 or the planned $0.3 billion of such expenditures in 2021. The table below does not reflect rate base associated with non-GRC projects or programs that have not yet been approved by the CPUC, including CSRP and wildfire restoration costs. Inclusion of these in rate base will depend on the timing of regulatory approval. In addition, a third-party holds an option to invest up to $400 million in the West of Devers Transmission project at the estimated in-service date in May 2021. The rate base in the table below is reduced to reflect this option.

(in billions)	2020	2021	2022	2023
Rate base for expected capital expenditures	$33.8	$36.3	$38.4	$41.1
Rate base for expected capital expenditures (using range case described above)	*	$36.2	$37.6	$39.5
* Not applicable
For additional information, see "Liquidity and Capital Resources—SCE—Capital Investment Plan."

RESULTS OF OPERATIONS
SCE
SCE's results of operations are derived mainly through two sources:
•Earning activities – representing revenue authorized by the CPUC and the FERC which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue and regulatory charges or disallowances.
•Cost-recovery activities – representing CPUC- and FERC-authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs) and certain operation and maintenance expenses. SCE earns no return on these activities.
Impact of 2018 GRC
In May 2019, the CPUC approved a decision in SCE's 2018 GRC. The revenue requirements in the 2018 GRC decision were retroactive to January 1, 2018. SCE recorded the prior period impact of the 2018 GRC decision in the second quarter of 2019 including an increase to earnings of $65 million attributable to 2018 from the application of the decision to revenue, depreciation expense and income tax expense, and an impairment of utility property, plant and equipment of $170 million ($123 million after-tax) related to disallowed historical capital expenditures.

Years ended December 31, 2020, 2019 and 2018
The following table is a summary of SCE's results of operations for the periods indicated:

	2020			2019			2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated
Operating revenue	$7,468	$6,078	$13,546	$6,678	$5,628	$12,306	$6,560	$6,051	$12,611
Purchased power and fuel	2	4,930	4,932	—	4,839	4,839	—	5,406	5,406
Operation and maintenance	2,280	1,243	3,523	2,073	863	2,936	1,972	730	2,702
Wildfire-related claims, net of insurance recoveries	1,328	—	1,328	255	—	255	2,669	—	2,669
Wildfire Insurance Fund expense	336	—	336	152	—	152	—	—	—
Depreciation and amortization	1,965	—	1,965	1,727	1	1,728	1,867	—	1,867
Property and other taxes	435	—	435	396	—	396	392	—	392
Impairment and other (income) expense	(150)	—	(150)	159	—	159	(12)	—	(12)
Other operating income	(1)	—	(1)	(4)	—	(4)	(7)		(7)
Total operating expenses	6,195	6,173	12,368	4,758	5,703	10,461	6,881	6,136	13,017
Operating income (loss)	1,273	(95)	1,178	1,920	(75)	1,845	(321)	(85)	(406)
Interest expense	(757)	(11)	(768)	(738)	(1)	(739)	(671)	(2)	(673)
Other income	149	106	255	119	76	195	107	87	194
Income (loss) before income taxes	665	—	665	1,301	—	1,301	(885)	—	(885)
Income tax benefit	(277)	—	(277)	(229)	—	(229)	(696)	—	(696)
Net income (loss)	942	—	942	1,530	—	1,530	(189)	—	(189)
Preferred and preference stock dividend requirements	132	—	132	121	—	121	121	—	121
Net income (loss) available for common stock	$810	$—	$810	$1,409	$—	$1,409	$(310)	$—	$(310)
Net income (loss) available for common stock			$810			$1,409			$(310)
Less: Non-core expense			(1,015)			(293)			(1,750)
Core earnings[1]			$1,825			$1,702			$1,440
1    See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities
2020 vs 2019
Earning activities were primarily affected by the following:
•Higher operating revenue of $790 million is primarily due to:
•An increase in CPUC-related revenue of $643 million primarily due to the 2018 GRC decision's escalation mechanism, the reduction to revenue in the second quarter of 2019 due to recording the 2018 impacts of the 2018 GRC decision and higher operating costs subject to balancing account treatment primarily as a result of the approval of the GS&RP balancing account.
•An increase in FERC-related revenue of $140 million primarily due to the $84 million of expected recoveries from customers for the FERC portion of wildfire-related claims in the third quarter of 2020 (see "Management Overview—Southern California Wildfires and Mudslides—2017/2018 Wildfire/Mudslide Events"), rate base growth and higher operating costs subject to balancing account treatment, partially offset by an increase in revenue in 2019 due to the settlement of SCE's 2018 FERC Formula Rate proceeding in 2019.
•Higher operation and maintenance expenses of $207 million primarily due to:
•Increased expenses of $149 million subject to balancing account treatment primarily as a result of the approval of the GS&RP balancing account.
•Higher employee benefit expenses of $51 million, including $39 million of incentive compensation partly associated with higher overtime and other supplemental wages, and other employee benefit programs.
•Increased expenses related to COVID-19 of $40 million, consisting of $16 million in labor and other expenses resulting from SCE’s response to the COVID-19 pandemic and $24 million of customer uncollectibles expense.
•The $25 million reduction to expenses recorded in the second quarter of 2019 primarily from the 2018 impact of adopting the 2018 GRC decision's change in capitalization rates.
•Higher wildfire insurance expenses of $21 million primarily due to the authorization to recover certain 2018 wildfire insurance expenses reducing expenses in 2019.
•Increased other expenses of $59 million including environmental remediation, worker's compensation and other support functions expenses.
•Decreased expenses of $97 million due to increased regulatory deferrals related to wildfire-mitigation costs including inspections, preventive maintenance and vegetation management costs. Although higher wildfire-mitigation costs were incurred in 2020, a higher proportion of these costs were deferred to wildfire mitigation memorandum accounts.
•Adjustment to 2018 – 2019 regulatory deferrals of $41 million as a result of the approval of CPUC for SCE's track 2 of the GRC proceeding. See "Management Overview—Wildfire Mitigation, Wildfire Insurance and Restoration Expenses" for further information.
•Charges of $1.3 billion and $255 million recorded in 2020 and 2019, respectively. The charges in 2020 and 2019 primarily relate to a change in estimated losses from wildfire-related claims related to the 2017/2018 Wildfire/Mudslide Events. Also included in the charges are $31 million and $23 million recorded by SCE in 2020 and 2019, respectively, primarily associated with self-insured retention expenses related to other wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
•Expenses of $336 million and $152 million recorded in 2020 and 2019, respectively, from amortization of Wildfire Insurance Fund contributions. See "Management Overview—Southern California Wildfires and Mudslides" for further information.
•Higher depreciation and amortization expense of $238 million primarily due to increased plant balances in 2020 and the 2018 impact of a change in depreciation rates and disallowed historical capital expenditures from adoption of the 2018 GRC decision, recorded in the second quarter of 2019.
•Higher property and other taxes of $39 million primarily due to higher property assessed values in 2020.

•Impairment and other (income) expense primarily consists of a gain of $150 million in 2020 related to the sale of San Onofre nuclear fuel and an impairment charge in 2019. Under the terms of the January 2018 settlement of the San Onofre Order Instituting Investigation proceeding, the gain on sale of the nuclear fuel will not be returned to customers. The loss of $159 million in 2019 is primarily due to an impairment charge of $170 million related to the disallowed historical capital expenditures as a result of the 2018 GRC decision in 2019, discussed above.
•Higher interest expense of $19 million primarily due to increased borrowings and lower capitalized interest.
•Higher other income of $30 million primarily due to higher insurance benefits.
•Higher income tax benefit of $48 million primarily due to the impact of lower pre-tax income, partially offset by a tax benefit of $80 million recorded in 2019 as a result of the 2018 GRC decision and an $88 million tax benefit recorded in 2019 related to changes in the allocation of deferred tax re-measurement between customers and shareholders.
•Higher preferred and preference stock dividends of $11 million primarily due to a loss on redemption of preferred securities in 2020.
Cost-Recovery Activities
2020 vs 2019
Cost-recovery activities were primarily affected by the following:
•Higher purchased power and fuel costs of $91 million primarily driven by higher power price and higher energy purchase volume, partially offset by lower contract amendment charges. In addition, CAISO issued invoices that revised FERC tariffs for interest costs associated with scheduling coordinator activities, resulting in a generation surcharge of $59 million reflected as an additional purchased power expense and a transmission refund of $66 million as a reduction in operation and maintenance expense.
•Higher operation and maintenance expenses of $380 million primarily driven by the authorization to recover 2018 through June 2020 wildfire insurance costs above GRC authorized that had been deferred as regulatory assets (see "Management Overview—Wildfire Mitigation, Wildfire Insurance and Restoration Expenses") and higher transmission access charges, partially offset by the CAISO refund of $66 million mentioned above.
•Higher interest expense of $10 million primarily driven by the authorization to recover financing costs associated with incremental 2018 through June 2020 wildfire insurance expenses.
•Higher other income of $30 million primarily driven by higher net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.
Supplemental Operating Revenue Information
SCE's retail billed and unbilled revenue (excluding wholesale sales) was $12.5 billion, $11.4 billion and $11.7 billion for 2020, 2019 and 2018, respectively.
The 2020 revenue increase is primarily related to the 2018 GRC decision's escalation mechanism, the approval of the GS&RP balancing account, higher FERC revenue due to expected recoveries for the FERC portion of wildfire-related claims and higher cost-recovery activities related to authorization to recover 2018 – 2020 wildfire insurance costs that had been deferred as regulatory assets increasing expenses. See "—Cost-Recovery Activities" and "—Earnings Activities" for further details.
As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process").
Income Taxes
SCE's income tax benefit increased by $48 million in 2020 compared to 2019. The effective tax rates were (41.7)% and (17.6)% for 2020 and 2019, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to the CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense. The effective tax rate decrease in 2020 is primarily due to the impact of lower pre-tax income, partially offset by the absence of tax benefit from the adoption of the 2018 GRC final decision and the absence of the 2019 changes in the allocation of deferred tax re-measurement between customers and shareholders that resulted from a CPUC resolution.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.
Edison International Parent and Other
Results of operations for Edison International Parent and Other includes amounts from other subsidiaries that are not significant as a reportable segment as well as intercompany eliminations.
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,
(in millions)	2020	2019	2018
Edison Energy Group and subsidiaries	$(35)	$(24)	$(78)
Corporate expenses and other subsidiaries	(36)	(101)	(69)
Total Edison International Parent and Other	$(71)	$(125)	$(147)
Less: Non-core items	$68	$(18)	$(58)
Core losses[1]	$(139)	$(107)	$(89)
1 See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."
The loss from operations of Edison International Parent and Other decreased $54 million in 2020 compared to 2019 primarily due to gain of $132 million ($96 million after-tax) recorded in 2020 for the sale of the Vidalia Lease, partially offset by higher interest expense as a result of increased borrowings.
LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to and equity contributions from Edison International, obligations to preference shareholders, and the outcome of tax and regulatory matters.
SCE's costs of accessing capital markets has increased due to the risks associated with wildfires in California. Wildfire activity and the COVID-19 pandemic may cause narrower access to, or further increased costs of accessing, bank and capital markets. For further details, see "Management Overview—COVID-19" and "—Available Liquidity."
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market financings, and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facilities to fund cash requirements.
At December 31, 2020 SCE had spent approximately $1.3 billion of the total approximately $1.6 billion of AB 1054 Excluded Capital Expenditures, SCE expects to finance these amounts by issuing securitized bonds. In February 2021 SCE issued securitized bonds in the amount of $338 million. SCE expects to securitize the remaining balance of AB 1054 Excluded Capital Expenditures based on the timing of the CPUC approving wildfire mitigation capital expenditures and related financing costs. For further information, see "Management Overview—Southern California Wildfires and Mudslides." Prior to issuance of such bonds, SCE is using a term loan of $475 million and floating rate first and refunding mortgage bonds of $900 million to finance AB 1054 Excluded Capital Expenditures. Additionally, SCE has several credit facilities available to support its AB 1054 Excluded Capital Expenditures. For further information, see "—Available Liquidity."
SCE expects to issue additional debt to finance payments for future resolutions of claims related to the 2017/2018 Wildfire/Mudslide Events that exceed insurance. To enable SCE to issue the necessary debt and to allow Edison International and SCE to maintain investment grade credit ratings and based on SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events, Edison International anticipates issuing securities with up to $1.0 billion of equity content to invest in SCE, during 2021.
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
In January 2021, SCE issued $750 million and $150 million in first and refunding mortgage bonds due in 2051 and 2030, respectively. The proceeds were primarily used to repay SCE's commercial paper borrowings and for general corporate purposes.
SCE's long-term issuer credit ratings are at investment grade levels. However, during the third quarter of 2020, the S&P rating outlooks for all three investor-owned utilities in California were revised to negative due to unprecedented wildfire activity throughout California in August and September of 2020. SCE's ratings outlook from Moody's and Fitch has remained stable despite 2020 wildfire activity due to the reduced financial risk that wildfires pose to SCE following enactment of AB 1054. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB-	BBB
Outlook	Stable	Stable	Negative
SCE's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. The broad economic impacts of the COVID-19 pandemic may also affect SCE's credit ratings. For further information see "Management Overview—COVID-19" and "Risk Factors." Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. Incremental collateral requirements for power procurement contracts resulting from a potential downgrade of SCE's credit rating to below investment grade are $31 million as of December 31, 2020. In addition, if SCE's credit rating falls below investment grade, it may be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs. Furthermore, if SCE was downgraded below investment grade, counterparties may also institute new collateral requirements for future transactions. For further details, see "—Margin and Collateral Deposits."
The cost of capital mechanism set by the CPUC could impact SCE's results of operations and cash flows. The benchmark value for the current mechanism is the 12-month, October 1, 2018 through September 30, 2019, average Moody’s Baa utility bond yield of 4.5%. If the difference between the benchmark and the average of the same index for the 12-month period to September 30, 2021 exceeds 100-basis points, SCE's CPUC-authorized ROE will be adjusted for 2022 by half the amount of the difference (up or down). If the mechanism is triggered SCE's costs of long-term debt and preferred equity will also be adjusted for 2022 to reflect the then current embedded costs and projected interest rates. The average Moody's Baa utility bond yield between October 1, 2020 and January 31, 2021 was 3.17%. SCE is required to file its next cost of capital application by April 2022 for rates effective beginning January 2023. For further information see "Business—SCE—Overview of Ratemaking Process."

Available Liquidity
At December 31, 2020, SCE had cash on hand of $55 million.
The following table summarizes the status of SCE's credit facilities at December 31, 2020:

(in millions, except for rates)
Execution date	Termination date	LIBOR plus (bps)	Use of proceeds	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
March 2020	March 2021	65	Finance a portion of the AB 1054 Capital Expenditures [1,2]	$800	$495	$—	$305
May 2020	May 2021	150	Undercollections related to COVID-19 and general corporate purposes	1,500	—	—	1,500
June 2019	May 2024	108	Support commercial paper borrowings and general corporate purposes [3]	3,000	725	159	2,116
Total SCE:				$5,300	$1,220	$159	$3,921
1This credit facility may be extended for two 364-day periods, at the lenders' discretion. The aggregate maximum principal amount may be increased up to $1.1 billion, provided that additional lender commitments are obtained.
2SCE expects to securitize these borrowings as AB 1054 Excluded Capital Expenditures. SCE intends to secure, or extend, short-term debt financing where necessary until securitization is executed.
3The aggregate maximum principal amount under this revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. The credit facility may be extended for one additional year with the lenders' approval.
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities or other borrowings, subject to availability in the bank and capital markets. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company contributions to SCE equity in order to meet its obligations as they become due, including costs related to the 2017/2018 Wildfire/Mudslide Events. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Debt Covenant
SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At December 31, 2020, SCE's debt to total capitalization ratio was 0.51 to 1.
At December 31, 2020, SCE was in compliance with all financial covenants that affect access to capital.
Regulatory Proceedings
Wildfire Related Regulatory Proceedings
Grid Safety and Resiliency Program
In April 2020, the CPUC approved a settlement agreement between SCE and certain parties to SCE's GS&RP proceeding. Under the settlement, SCE is authorized to spend approximately $599 million ($476 million capital) between 2018 and 2020. Upon approval by the CPUC in July 2020, SCE established a balancing account to track the difference between actual GS&RP costs and amounts authorized. SCE included the authorized revenue requirement, other than for $304 million of AB 1054 Excluded Capital Expenditures, in rates on October 1, 2020 and securitized the portion of AB 1054 Excluded Capital Expenditures. For further information, see "—SCE."
GS&RP capital expenditures through 2020 were $978 million, of which $502 million was above the authorized amount and will be subject to reasonableness review in track 3 of the 2021 GRC, described below. GS&RP incremental operations and maintenance expenses through 2020 of $110 million are within the amount authorized in the settlement agreement and SCE included this amount in rates on October 1, 2020.
Wildfire Mitigation Plans
SCE's WMPs describe strategies, programs and activities that are in place, being implemented or are under development by SCE, including associated cost estimates, to reduce the risk of SCE equipment contributing to the ignition of wildfires.
SCE filed its 2020 – 2022 WMP and its 2021 update to its 2020 – 2022 WMP with the CPUC in February 2020 and February 2021, respectively. Many, but not all, of the programs and activities described in SCE's 2020 – 2022 WMP and the 2021 update are part of SCE's 2021 GRC requests or GS&RP application. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
SCE recorded $229 million and $307 million of expenses in the WMP memorandum account during 2020 and 2019, respectively. WMP capital expenditures not authorized in the 2018 GRC or contemplated in the GS&RP proceedings were $190 million and $335 million during 2020 and 2019, respectively.
Expenses from 2018 and 2019 will be recovered in accordance with the GRC track 2 settlement. Expenses from 2020 are subject to reasonableness review through track 3 of the 2021 GRC, described below.
Fire Hazard Prevention Memorandum Account
The FHPMA was established to record the costs incurred related to fire hazard prevention in compliance with decisions from the CPUC. SCE has used the FHPMA to track incremental vegetation management activities undertaken to reduce the risk of fires. SCE recorded expenses of $252 million and $167 million during 2020 and 2019, respectively in the FHPMA.
Expenses from 2018 and 2019 will be recovered in accordance with the GRC track 2 settlement. Expenses from 2020 are subject to reasonableness review through track 3 of the 2021 GRC, described below.
2021 General Rate Case Wildfire Mitigation Memorandum Account Balances
SCE's GRC track 2 expenditures predominantly related to enhanced overhead inspections, an expanded vegetation management program and expert consultant contract labor costs supporting SCE's wildfire mitigation activities. The majority of these expenditures were recorded in the WMP memorandum account and the FHPMA described above.
In October 2020, SCE and the Track 2 Parties filed a motion with the CPUC seeking approval of a settlement among the Track 2 Parties regarding all issues in track 2. The settlement, approved by the CPUC on January 14, 2021, deemed all requested capital expenditures of $302 million and $401 million of operations and maintenance expenditures as reasonably incurred. The CPUC approval of the GRC track 2 settlement led to a $41 million adjustment to regulatory deferrals for 2018 – 2019. The revenue requirement under the settlement was $391 million, after adjusting for flow through taxes. Due to the determination that the AB 1054 Excluded Capital Expenditures associated with the GS&RP were reasonably incurred they were eligible for recovery through securitization, and were not part of the settlement revenue requirement. Securitization of the GS&RP capital expenditures subject to the settlement was completed in February 2021. For information on AB 1054 Excluded Capital Expenditures, see "Management Overview—Southern California Wildfires and Mudslides—2019 Wildfire Legislation—Capital Expenditure Requirement" and "Notes to Consolidated Financial Statements— Note 1. Summary of Significant Accounting Policies."
Incremental wildfire mitigation costs from 2020, including the $502 million of GS&RP capital expenditures above settled amounts, are to be reviewed in track 3 of the 2021 GRC proceeding, which will be filed in March 2021. The schedule for SCE's 2021 GRC includes a proposed decision on track 3 in the first quarter of 2022.
Wildfire Expense Memorandum Accounts
SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs in its WEMAs. In September 2020, the CPUC approved SCE's WEMA application to recover $478 million in wildfire insurance premium costs to June 30, 2020 incurred in excess of premiums approved in the 2018 GRC and corresponding financing costs. The decision authorized SCE to collect a total revenue requirement of $505 million over a two-year period. SCE included the authorized revenue requirement in rates in October 2020 and the related costs previously deferred in WEMA were transferred to the BRRBA for collection from customers.
In December 2020, SCE filed a second WEMA application with the CPUC to seek recovery of $215 million of costs recorded in WEMA at December 31, 2020. The costs primarily related to incremental wildfire insurance premium expenses and associated costs for wildfire liability insurance policies that provide coverage for the last six months of 2020. SCE has requested a final decision in the second WEMA proceeding that would allow these costs to be recovered in rates beginning in 2022.
Catastrophic Emergency Memorandum Accounts - Drought and 2017 Wildfires
In July 2019, SCE filed an application to recover $79 million in incremental operations and maintenance drought costs incurred from 2017 – 2018 and $8 million of wildfire restoration costs associated with 2017 wildfires. A CPUC decision is expected in the summer of 2021. SCE has continued to incur incremental costs associated with California's drought and at December 31, 2020, SCE has recorded $153 million in a CEMA in relation to these events, including amounts subject to the current proceeding.
2020 Emergency Wildfire Restoration
Multiple wildfires occurred during 2020 causing damage within SCE's service territory and in the region of SCE's Big Creek hydroelectric facility. Restoration work is ongoing in relation to these wildfires. As of December 31, 2020, SCE has recorded $202 million of incremental operation and maintenance expenses in a CEMA in relation to these wildfires. At December 31, 2020 SCE has recorded $410 million of capital expenditures in relation to these restoration efforts. SCE expects to request recovery of incremental portions of these amounts through future CPUC proceedings.
Phase I Decision in Disconnections OIR
In June 2020, the CPUC issued a final decision on the first phase of the ongoing proceeding Order Instituting Rulemaking to Consider New Approaches to Disconnections and Reconnections to Improve Energy Access and Contain Costs ("Disconnections OIR"). This decision applies only to SCE's residential customers and requires the creation of an arrearage management program to forgive a portion of certain low income customers' past arrears as long as they remain current on monthly billing, prohibits use of establishment of credit or reestablishment of service deposits, and caps SCE's disconnection rate. SCE's disconnection rate will be capped at 8% in 2020 and will reduce by 1% each year until 2024.
The decision required SCE to establish a two-way balancing account to reflect the actual costs of disconnections in customer rates and to establish a memorandum account to track the costs of implementing the decision.
In November 2020, the CPUC approved SCE's residential uncollectible balancing account ("RUBA") and the residential disconnections implementation cost memorandum account resulting from the OIR to be effective beginning in June 11, 2020. In December 2020 the CPUC approved the arrearage management plan in line with proposals from SCE, PG&E and SDG&E to include costs for forgiven arrearages in the RUBA and collected through annual updates to customer rates.
Energy Efficiency Incentive Mechanism
The CPUC uses an energy efficiency incentive mechanism called the Efficiency Savings and Performance Incentive Mechanism ("ESPI") to promote energy efficiency programs through California's investor owned utilities. The ESPI is comprised of performance and savings rewards and management fees based on actual energy efficiency expenditures and does not contain any provisions for penalties. The ESPI schedule anticipates payments of the incentive rewards occurring between one and two years after the relevant program year.
SCE requested an award of approximately $10 million in incentives for activities in program years 2018 and 2019. The request was approved in February 2021. This will be the last award before the CPUC directed moratorium on energy efficiency incentive award earnings becomes effective for all IOUs starting in 2021, as the CPUC considers reforming the program for the goals of its current energy efficiency policy.
As a component of SCE's energy efficiency programs, from 2017 – 2019, SCE administered the Upstream Lighting Program, part of a statewide program administered by investor-owned utilities that offered discounted energy efficient light bulbs to customers through incentives to lighting manufacturers. The CPUC began investigating the programs administered by the investor-owned utilities based on reports that investor-owned utilities, including SCE, shipped a significant number of bulbs under the program that could not be tracked to customers. Beginning in January 2020, the CPUC has sought comments on remedies related to SCE's implementation of the Upstream Lighting Program from 2017 through 2019 program years. SCE undertook an independent investigation of bulbs shipped to retailers categorized as grocery and discount businesses during the 2017 to 2019 program years and found that there was overstocking of bulbs and program management shortcomings. Incentives paid to manufacturers for bulbs shipped to grocery and discount businesses during the relevant period, including those that were sold to customers, were approximately $91 million.

In January 2021, the Public Advocates Office and The Utility Reform Network provided comments to the CPUC arguing that SCE imprudently managed the program and requesting a total of $265 million refund to address the findings. For further information, refer to "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Upstream Lightening Program."
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
2021 FERC Formula Rate Annual Update
SCE filed its 2021 annual update with the FERC in November 2020, with the proposed rates effective January 1, 2021. The update reflects an increase in SCE's transmission revenue requirement of $124 million or 12.9% higher than amounts included in 2020 annual rates. The increase is primarily due to growth in rate base and the effect of refunds from the annual FERC Formula Rate true-up mechanism on 2020 rates.
Capital Investment Plan
Major Transmission Projects
A summary of SCE's most significant transmission and substation construction projects during the next three years is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing and regulatory approvals.

Project Name	Project Lifecycle Phase	Direct Expenditures (in millions)[1]	Inception to Date (in millions)[1]	Scheduled In-Service Date
West of Devers	Construction	$740	$662	2021
Mesa Substation	Construction	641	510	2022
Riverside Transmission Reliability	Licensing	584	19	2026
Alberhill System[2]	Licensing	486	44	—[2]
Eldorado-Lugo-Mohave Upgrade	Construction	247	124	2022
1     Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecast discussed in "Management Overview—Capital Program."
2    Includes the original estimated project cost for Alberhill. In January 2020, SCE submitted a supplemental analysis to the CPUC which included alternative projects as well as an update to the original project cost. SCE is unable to predict the timing of a final CPUC decision, the corresponding in-service date, and what the final project costs will be for the Alberhill System Project.
West of Devers
The West of Devers Project consists of upgrading and reconfiguring approximately 48 miles of existing 220-kV transmission lines between the Devers, El Casco, Vista and San Bernardino substations, increasing the power transfer capabilities in support of California's renewable portfolio standards goals.
In January 2021, SCE notified the CAISO and Morongo Transmission LLC, of an estimated in-service date of May 15, 2021. SCE expects Morongo Transmission LLC to exercise an option to invest in the project within 30 days of the in-service date, subject to regulatory approvals. SCE expects to receive up to $400 million in the second or third quarter of 2021 as a result of the investment, which will reduce SCE's rate base as reflected in SCE's rate base forecast. For further details see "—Management Overview—Capital Program."

Mesa Substation
The Mesa Substation Project consists of replacing the existing 220-kV Mesa Substation with a new 500/220-kV substation. The Mesa Substation Project will address reliability concerns by providing additional transmission import capability, allowing greater flexibility in the siting of new generation, and reducing the total amount of new generation required to meet local reliability needs in the Western Los Angeles Basin area. In October 2019, SCE achieved first energization of the new substation. The remaining phases of construction will be put out for competitive bid and SCE expects that costs associated with the project may change as a result of the competitive bidding process. SCE anticipates project completion in the first quarter of 2022.
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
In June 2020, SCE filed a petition with the FERC seeking authorization to recover SCE's prudently incurred costs if the project is cancelled or abandoned for reasons beyond SCE's control, and inclusion of 100% of the project's network transmission Construction Work In Progress in transmission rate base during the construction period. In September 2020, the FERC issued orders granting SCE's requests. SCE is allowed to seek recovery of 100% of all prudently incurred costs after September 17, 2020 and 50% of prudently incurred costs prior to that date.
Alberhill System
The Alberhill System Project would consist of constructing a new 500-kV substation, two 500-kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500-kV transmission line, telecommunication equipment and subtransmission lines in unincorporated and incorporated portions of western Riverside County. The project was designed to meet long-term forecasted electrical demand in the proposed Alberhill System Project area and to increase electrical system reliability and resiliency. In August 2018, the CPUC issued a decision that did not deny or approve the Alberhill System Project but directed SCE to submit supplemental information on the Alberhill System Project including but not limited to a load forecast and cost benefit analysis of several alternatives to the proposed project. Ongoing capital spending has been deferred as a result of the CPUC request for additional information. In January 2020, SCE submitted a supplemental analysis to the CPUC for the Alberhill System Project including several system alternatives to the proposed project as well as an update to the original project cost. A final decision on the Alberhill System Project is pending based on the supplemental analysis. Given the uncertainty associated with the resolution of the permitting process, potential revisions to the project have not been reflected in total direct expenditures. SCE continues to believe a system solution is needed for the project area but is unable to predict the timing of a final CPUC decision in connection with the Alberhill System Project proceeding.
Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. Excluding land costs, which may be recovered through sale to a third party, SCE has incurred approximately $50 million of direct capital expenditures, including direct division overhead costs, as of December 31, 2020, of which approximately $36 million may not be recoverable if the project is cancelled.
Eldorado-Lugo-Mohave Upgrade
The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to southern California. The project would modify SCE's existing Eldorado, Lugo, and Mohave electrical substations to accommodate the increased flows from Nevada to southern California; increase the power flow through the existing 500-kV transmission lines by constructing two new capacitors along the lines; raise transmission tower heights to meet ground clearance requirements; and install fiber optics on the transmission lines to provide communications between existing SCE substations. In April 2019, as directed by the CPUC, SCE filed an amended application for a certificate of public convenience and necessity ("CPCN") with the CPUC for project costs totaling $257 million. A subsequent change to the project work scope reduced the project total cost to $247 million, a decrease of $10 million as compared to when the amended application was filed. In August 2020, the CPUC approved the CPCN for the project. Construction for the project began in November 2020 and the project is expected to be operational in June 2022. On January 20, 2021, the Secretary of the Interior issued a suspension order that effectively placed a 60-day hold on any new project construction on federal land. The new order may delay when the project becomes operational.
Grid Development - Wildfire Mitigation
See "—Regulatory Proceedings—Wildfire Related Regulatory Proceedings."
Grid Development - Transportation Electrification Programs
Charge Ready Programs
In January 2016, the CPUC approved SCE's $22 million Charge Ready Pilot, which allowed SCE to install light-duty electric vehicle charging infrastructure, provide rebates to offset the cost of qualified customer-owned charging stations, and implement a supporting marketing, education and outreach campaign. In December 2018, the CPUC approved Charge Ready Bridge, an additional $22 million of bridge funding to continue electrification efforts while the application for Charge Ready 2 was pending. As of December 31, 2020, SCE completed construction at 81 sites to support 1,301 charge ports under Charge Ready Pilot, and 63 sites to support 1,419 charge ports under Charge Ready Bridge.
In August 2020, the CPUC approved SCE's Charge Ready 2 program. The final decision authorized a budget of $436 million ($314 million capital) in 2018 dollars for a four-year program to support approximately 37,800 light-duty electric vehicle charging ports through an infrastructure program, rebates for charging infrastructure in new multi-unit dwelling construction, and marketing, education, and outreach. The program is expected to add approximately $400 million to SCE's rate base by 2026.
Medium- and Heavy-Duty Vehicle Transportation Electrification
In January 2017, SCE filed an application with the CPUC requesting approval of transportation electrification programs to accelerate the adoption of electric transportation, which is critical to California's climate change and GHG reduction objectives. In May 2018, the CPUC issued a final decision approving a five-year program to install charging infrastructure to support the electrification of 8,490 medium- and heavy-duty electric vehicles at 870 sites, which must be fully contracted for by 2024. The final decision includes an approved five-year budget of $356 million ($242 million capital) in nominal dollars. SCE expects to propose additional programs and pilots in the future.
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
Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work.
Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from San Onofre Units 2 and 3 to dry cask storage in the ISFSI was completed in August 2020. In October 2019, the California Coastal Commission approved SCE's application for the Coastal Development Permit, the principal discretionary permit required to start major decommissioning activities at San Onofre Units 1 and 2. In August 2020, SCE commenced major decommissioning activities at San Onofre in accordance with the terms of the permit. In 2021, SCE will continue major decommissioning activities in accordance with the terms of the permit, subject to any court rulings in a proceeding brought in December 2019 to challenge the California Coastal Commission's issuance of the permit.
In December 2018, SCE updated its decommissioning cost estimate for decommissioning activities to be completed at San Onofre Units 2 and 3 to $3.4 billion (SCE share is $2.5 billion) in 2017 dollars. That decommissioning cost estimate included costs through the expected decommissioning completion date, then estimated to be in 2051 for San Onofre Units 2 and 3. SCE anticipates updating its decommissioning cost estimate for San Onofre Units 2 and 3, including expected decommissioning completion dates, in 2021. Decommissioning cost estimates are subject to a number of uncertainties including the cost of disposal of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government will provide for either interim or permanent off-site storage of spent nuclear fuel enabling the removal and transport of spent fuel canisters from the San Onofre site, as to which there can be no assurance. Cost estimates are subject to change as decommissioning proceeds and such changes may be material.
SCE had nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.9 billion as of December 31, 2020. Based upon the resolution of a number of uncertainties, including the cost and timing of nuclear waste disposal, the time it will take to obtain required permits, cost of removal of property, site remediation costs, the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other assumptions and estimates, additional contributions to the nuclear decommissioning trust funds may be required. If additional contributions to the nuclear decommissioning trust funds become necessary, SCE will seek recovery of such additional funds through electric rates and any such recovery will be subject to a reasonableness review by the CPUC. Cost increases resulting from contractual disputes or significant permitting delays, among other things, could cause SCE to materially overrun the decommissioning cost estimate and could materially impact the sufficiency of trust funds.
SCE's share of the San Onofre decommissioning costs recorded during 2020 were $223 million. In December 2020, the CPUC approved disbursements from SCE's nuclear decommissioning trusts to cover forecasted 2021 decommissioning costs, of which SCE's share is $331 million. The CPUC conducts a reasonableness review of each year's recorded costs.
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
Effective January 1, 2020, the common equity component of SCE's CPUC authorized capital structure was increased from 48% to 52% on a weighted average basis over the January 1, 2020 to December 31, 2022 compliance period. For further information, see "Business—SCE—Overview of Ratemaking Process." Under AB 1054, the impact of SCE's contributions to the Wildfire Insurance Fund are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. The temporary exclusion will lapse on May 7, 2022 or when a determination regarding cost recovery for the 2017/2018 Wildfire/Mudslide Events is made, whichever comes earlier. If the CPUC has not made a determination regarding cost recovery by May 7, 2022, SCE is permitted to file another application for a waiver of compliance with its equity ratio requirement. In the interim, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
SCE monitors its compliance with the CPUC's equity ratio requirement based on the weighted average of the common equity component of SCE's CPUC authorized capital structure over the Capital Structure Compliance Period using its actual capital structure from the beginning of the Capital Structure Compliance Period through the reporting date together with forecasted performance and expected financing activities for the remainder of the Capital Structure Compliance Period. SCE expects to be compliant with its CPUC authorized capital structure at December 31, 2022.
As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 25, 2021, SCE declared a dividend to Edison International of $325 million.
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
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at December 31, 2020 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of December 31, 2020 if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.
In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.

(in millions)
Collateral posted as of December 31, 2020[1]	$177
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	31
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movement[3]	19
Posted and potential collateral requirements	$227
1    Net collateral provided to counterparties and other brokers consisted of $160 million in letters of credit and surety bonds, $4 million of cash collateral which was offset against net derivative liabilities on the consolidated balance sheets, and $13 million of cash collateral which was reflected in "Other current assets" on the consolidated balance sheets.
2    Represents collateral requirements for accounts payable and market-to market valuation at the end of period. Requirement varies throughout the period and is generally lower at the end of the month.
3    Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2020 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

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
As of December 31, 2020, SCE had net undercollections of $1.4 billion for regulatory balancing and memorandum accounts, primarily consisting of undercollections related to wildfire mitigation and restoration costs, BRRBA, and COVID-19 related costs, offset by overcollections from public purpose-related programs. Overcollections from public purpose-related programs may decrease as costs are incurred to fund programs established by the CPUC. Undercollections related to BRRBA are expected to decrease as reclassifications of WEMA related undercollections and GS&RP spending are included in customer rates in 2021 and beyond. For further information see "—Historical Cash Flows—SCE." SCE is currently incurring wildfire-related spending at levels significantly exceeding amounts authorized in the 2018 GRC and has recognized regulatory assets for certain of these costs. In July 2020, the CPUC approved establishment of the COVID-19 Pandemic Protection Memorandum Account ("CPPMA"), to track incremental consumer protection costs for residential and small commercial customers. A CEMA is used to track other incremental COVID-19 costs, including costs of sequestering employees at essential work locations. Total spending on COVID-19 costs are expected to continue at higher levels in 2021. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
Edison International Parent and Other
In the next 12 months, Edison International expects to fund its net cash requirements through cash on hand, dividends from SCE, and capital market and bank financings. Edison International may finance its ongoing cash requirements, including common stock dividends, working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with short-term or other financings, subject to availability in the bank and capital markets.
Edison International's costs of accessing capital markets has increased due to the risks associated with wildfires in California. Wildfire activity and the COVID-19 pandemic may cause narrower access to, or further increased costs of accessing, bank and capital markets. For further details, see "Management Overview—COVID-19."
At December 31, 2020, Edison International Parent had cash on hand of $32 million and $1.4 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2024, and may be extended for one additional year with the lenders' approval. Under certain circumstances, the aggregate maximum principal amount under the credit facility may be increased up to $2.0 billion, provided additional lender commitments are obtained.
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
Edison International Parent expects to make further capital contributions to SCE in 2021 to increase the common equity component of SCE's capital structure, after CPUC allowed exclusions, to 52% on a weighted average basis over the Capital Structure Compliance Period. For further information, see "—SCE—SCE Dividends."
SCE expects to issue additional debt to finance payments for future resolutions of claims related to the 2017/2018 Wildfire/Mudslide Events that exceed insurance. To enable SCE to issue the necessary debt and to allow Edison International and SCE to maintain investment grade credit ratings, Edison International anticipates issuing securities with up to $1.0 billion of equity content to invest in SCE, during 2021.
Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2020, Edison International consolidated debt to total capitalization ratio was 0.59 to 1.

At December 31, 2020, Edison International Parent was in compliance with all financial covenants that affect access to capital.
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
Net Operating Loss and Tax Credit Carryforwards
Edison International has approximately $1.8 billion of tax effected net operating loss and tax credit carryforwards at December 31, 2020 (after offsetting $270 million of unrecognized tax benefits and $218 million of Capistrano Wind net operating loss and tax credit carryforwards), which are available to offset future consolidated tax liabilities. See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for further information regarding taxes payable to Capistrano Wind. Edison International expects to utilize its net operating loss and tax credit carryforwards through 2028.
Historical Cash Flows
SCE

(in millions)	2020	2019	2018
Net cash provided by (used in) operating activities	$1,427	$(91)	$3,191
Net cash provided by financing activities	3,699	4,771	616
Net cash used in investing activities	(5,094)	(4,678)	(4,300)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$32	$2	$(493)

Net Cash Provided by (Used in) Operating Activities
The following table summarizes major categories of net cash provided by (used in) operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2020, 2019 and 2018:

	Years ended December 31,			Change in cash flows
(in millions)	2020	2019	2018	2020/2019	2019/2018
Net income (loss)	$942	$1,530	$(189)
Non-cash items[1]	1,840	1,782	1,291
Subtotal	2,782	3,312	1,102	(530)	2,210
Contributions to Wildfire Insurance Fund	(95)	(2,457)	—	2,362	(2,457)
Changes in cash flow resulting from working capital[2]	(136)	298	(313)	(434)	611
Regulatory assets and liabilities, net	(1,799)	(1,278)	(92)	(521)	(1,186)
Other noncurrent assets and liabilities, net[3]	675	34	2,494	641	(2,460)
Net cash provided by (used in) operating activities	$1,427	$(91)	$3,191	$1,518	$(3,282)
1    Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, Wildfire Insurance Fund amortization expense, deferred income taxes and other.
2    Changes in working capital items include receivables, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, and other current assets and liabilities.
3    Includes changes in liabilities for wildfire-related claims and wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash provided by (used in) operating activities was impacted by the following:
Net income and non-cash items decreased in 2020 by $530 million from 2019 primarily due to recognizing a net $1.2 billion charge ($874 million after-tax) related to wildfire-related claims in September 2020, partially offset by higher CPUC-related revenue due to the escalation mechanism as set forth in the 2018 GRC decision.
Net cash used in operating activities was also impacted by cash outflow of $95 million and $2.5 billion related to SCE's contributions to the Wildfire Insurance Fund in 2020 and 2019, respectively. See "Notes to Consolidated Financial Statements—Note 12. Commitment and Contingencies" for further information.
Net cash (outflow) inflow for working capital was $(136) million and $298 million in 2020 and 2019, respectively. Net cash outflow for working capital increased from 2019 to 2020 primarily due to increases in receivables from customers and accrued unbilled revenue of $(357) million in 2020 and $(73) million in 2019, respectively, partially offset by net tax refunds of $50 million and $164 million in 2020 and 2019, respectively. Net cash for working capital in both periods was impacted by insurance premium payments of $(496) million and $(471) million in 2020 and 2019, respectively, primarily for wildfire-related coverage, partially offset by increases in payables of $255 million in 2020 and $237 million in 2019.
Net cash used in regulatory assets and liabilities, including changes in net under collections of balancing accounts, was $1,799 million and $1,278 million in 2020 and 2019, respectively. SCE has a number of balancing accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:
2020
•Net undercollections of BRRBA were $622 million at December 31, 2020, compared to net overcollections of $328 million at December 31, 2019. Net undercollections increased by $950 million primarily due to refunds of prior overcollections (including incremental tax benefits and overcollections of distribution revenue that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC decision), reclassification of approximately $500 million in undercollections from WEMA to be collected over a two-year period, starting October 2020, and the CPUC approval of $140 million GS&RP spending to be collected over a one-year period, starting October 2020, partially offset by current year overcollections due to higher distribution revenue primarily driven by higher residential usage.
•Undercollections of $356 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs and insurance premiums, partially offset by an approximately

$500 million reclassification to BRRBA as discussed above. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
•Undercollections of $241 million related to service restoration and damage repair costs that were tracked in CEMA accounts, primarily due to wildfire events incurred in 2020 and drought restoration costs. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
•Net undercollections of FERC balancing accounts were $12 million at December 31, 2020, compared to net overcollections of $127 million at December 31, 2019. Net overcollections of FERC balancing accounts decreased by $139 million primarily due to a refund of prior year overcollections, expected recoveries from FERC customers related to 2017/2018 Wildfire/Mudslide Events and higher expenses related to wildfire mitigation and vegetation management, partially offset by overcollections due to current year billing at a higher ROE than approved in the 2019 Formula Rate Settlement.
•Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $201 million primarily due to recovery of prior ERRA and PABA undercollections, partially offset by undercollections in 2020 due to higher than forecasted power purchase price due to warmer than expected weather in the second half of the year.
•Undercollections of $176 million related to incremental costs associated with COVID-19, primarily related to customer uncollectibles, sequestering certain SCE employees and coordination of SCE's response to the emergency. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
2019
•BRRBA overcollections decreased by $300 million primarily due to refunds of prior overcollections (including incremental tax benefits) and current year undercollection due to rate changes delayed beyond January 1, 2019, offset by additional overcollection of distribution revenue to be refunded to customers over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision.
•PABA was established in May 2019 to determine and pro-ratably recover from responsible bundled service and departing load customers the "above-market" costs of all generation resources that are eligible for cost recovery. Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $142 million primarily due to recovery of prior ERRA undercollections and overcollections of generation revenue occurring in 2019 and 2018 that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision. The cash inflow was partially offset by lower sales than forecasted in rates, higher than forecasted energy prices experienced in 2019, charges from CPUC-authorized contract terminations and refunds of prior overcollections from the New System Generation Balancing Account.
•Lower cash due to elimination of approximately $360 million in a regulatory liability that was established in 2018 to record adjustments associated with the delay in the 2018 GRC decision. In May 2019, the CPUC approved the final decision in SCE's 2018 GRC, resulting in 2019 and 2018 overcollections being refunded to customers through BRRBA and PABA, as discussed above.
•Additional undercollections of $596 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums and service restoration and damage repair costs.
•Higher cash due to $115 million of overcollections related to the timing of GHG auction revenue, low carbon fuel standard credit sales, and the related refunds and rebates to eligible customers.
•Additional cash outflow due to refund of prior year overcollection of recovery of certain employee benefit related costs and reversal of the Tax Accounting Memorandum Account overcollection as a result of adoption of the 2018 GRC final decision.
Cash flows provided by other noncurrent assets and liabilities were primarily related to an increase of $1.3 billion and $232 million in liabilities for the 2017/2018 Wildfire/Mudslide Events related claims in 2020 and 2019, respectively. Also impacted by payments of TKM Subrogation Settlement and individual settlement of $1.5 billion in 2020, and the Local Public Entity Settlements payment of $360 million in 2019, each offset by the subsequent insurance recovery of $1.0 billion and $290 million in 2020 and 2019, respectively.

Cash flows provided by other noncurrent assets and liabilities also includes net earnings from nuclear decommissioning trust investments ($25 million and $67 million in 2020 and 2019, respectively) and SCE's payments of decommissioning costs ($223 million and $172 million in 2020 and 2019, respectively). See "Nuclear Decommissioning Activities" below for further discussion.
Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for 2020, 2019 and 2018. Issuances of debt and preference stock and capital contribution from Edison International Parent are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 14. Equity."

(in millions)	2020	2019	2018
Issuances of first and refunding mortgage bonds, net of (discount) premium and issuance costs	$2,676	$2,306	$2,692
Long-term debt matured or repurchased	(699)	(82)	(639)
Short-term debt borrowed	2,194	750	—
Short-term debt repaid	(326)	(750)	—
Commercial paper and other short-term borrowing (repayment), net	175	(171)	(520)
Capital contributions from Edison International Parent	1,432	3,250	—
Redemptions of preference stock	(308)	—	—
Payments of common stock dividends to Edison International	(1,332)	(400)	(788)
Payments of preferred and preference stock dividends	(118)	(121)	(121)
Other	5	(11)	(8)
Net cash provided by financing activities	$3,699	$4,771	$616
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Capital expenditures were $5.5 billion, $4.9 billion and $4.5 billion for 2020, 2019 and 2018, respectively, primarily related to transmission and generation investments. SCE had a net redemption of nuclear decommissioning trust investments of $197 million and $106 million in 2020 and 2019, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

(in millions)	2020	2019	2018
Net cash used in operating activities: Net earnings from nuclear decommissioning trust investments	$25	$67	$41
SCE's decommissioning costs	(223)	(172)	(140)
Net cash provided by investing activities: Proceeds from sale of investments	5,927	4,389	4,340
Purchases of investments	(5,730)	(4,283)	(4,231)
Net cash impact	$(1)	$1	$10
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments.
Funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. The net cash impact reflects timing of decommissioning payments ($223 million and $172 million in 2020 and 2019, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($222 million and $173 million in 2020 and 2019, respectively).

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

(in millions)	2020	2019	2018
Net cash used in operating activities	$(164)	$(216)	$(14)
Net cash provided by (used in) financing activities	28	132	(534)
Net cash provided by investing activities	123	—	61
Net decrease in cash, cash equivalents and restricted cash	$(13)	$(84)	$(487)
Net Cash Used in Operating Activities
Net cash used in operating activities decreased in 2020 by $52 million from 2019 due to:
•Outflows of $164 million and $137 million from operating activities in 2020 and 2019, respectively, due to payments and receipts relating to interest and operating costs.
•An outflow of $79 million in 2019 primarily related to $164 million of intercompany tax-allocation payments offset by $85 million of federal and state income tax refunds.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities were as follows:

(in millions)	2020	2019	2018
Dividends paid to Edison International common shareholders	$(928)	$(810)	$(788)
Dividends received from SCE	1,332	400	788
Capital contribution to SCE	(1,432)	(3,250)	—
Issuance of common stock	912	2,391	—
Long-term debt issuance, net of discount and issuance costs	397	1,390	545
Long-term debt repayments	(400)	—	(15)
Commercial paper and other short-term borrowing (repayment), net	129	(1)	(1,091)
Other	18	12	27
Net cash provided by (used in) financing activities	$28	$132	$(534)
Net Cash Provided by Investing Activities
Net cash provided by investing activities included a cash inflow of $132 million from the sale of a lease investment in Vidalia, Louisiana in 2020. See "Notes to Consolidated Financial Statements—Note 13. Leases" for further information.

Contractual Obligations and Contingencies
Contractual Obligations
As of December 31, 2020, Edison International Parent and Other and SCE's contractual obligations for the years 2021 through 2025 and thereafter are estimated below.

(in millions)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
SCE:
Long-term debt maturities and interest[1]	$30,078	$1,734	$2,761	$2,189	$23,394
Power purchase agreements[2]	35,488	3,144	6,003	4,585	21,756
Other operating lease obligations[3]	240	39	58	39	104
Purchase obligations:[4]
Other contractual obligations	368	46	86	82	154
Total SCE[5,6,7]	66,174	4,963	8,908	6,895	45,408
Edison International Parent and Other:
Long-term debt maturities and interest[1]	3,750	126	1,319	1,055	1,250
Other operating lease obligations	4	1	2	1	—
Total Edison International Parent and Other[5]	3,754	127	1,321	1,056	1,250
Total Edison International[6,7]	$69,928	$5,090	$10,229	$7,951	$46,658
1    For additional details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." Amount includes interest payments totaling $12.5 billion and $600 million over applicable period of the debt for SCE and Edison International Parent and Other, respectively.
2    Certain power purchase agreements entered into with independent power producers are treated as operating or finance leases. For further discussion, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" and "—Note 13. Leases."
3    At December 31, 2020, SCE's other operating lease payments were primarily related to vehicles, office space and other equipment. For further discussion, see "Notes to Consolidated Financial Statements—Note 13. Leases."
4    For additional details, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies." At December 31, 2020, other commitments were primarily related to maintaining reliability and expanding SCE's transmission and distribution system and nuclear fuel supply contracts.
5    At December 31, 2020, Edison International Parent and Other and SCE had estimated contributions to the pension and PBOP plans. SCE estimated contributions are $40 million, $29 million, $17 million, $9 million and $8 million in 2021, 2022, 2023, 2024 and 2025, respectively, which are excluded from the table above. Edison International Parent and Other estimated contributions are $24 million, $24 million, $22 million, $20 million and $21 million for the same respective periods and are excluded from the table above. These amounts represent estimates that are based on assumptions that are subject to change. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.
6    At December 31, 2020, Edison International and SCE had a total net liability recorded for uncertain tax positions of $679 million and $320 million, respectively, which is excluded from the table. Edison International and SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the tax authorities.
7    The contractual obligations table does not include derivative obligations and asset retirement obligations, which are discussed in "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments" and "—Note 1. Summary of Significant Accounting Policies," respectively.

Contingencies
SCE has contingencies related to wildfire and debris flow events, wildfire insurance, nuclear insurance, spent nuclear fuel and the Upstream Lighting Program, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
Environmental Remediation
For a discussion of SCE's environmental remediation liabilities, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Environmental Remediation."
Off-Balance Sheet Arrangements
SCE has variable interests in power purchase contracts with variable interest entities and a variable interest in unconsolidated Trust II, Trust III, Trust IV, Trust V and Trust VI that issued $400 million (aggregate liquidation preference) of 5.10%, $275 million (aggregate liquidation preference) of 5.75%, $325 million (aggregate liquidation preference) of 5.375%, $300 million (aggregate liquidation preference) of 5.45% and $475 million (aggregate liquidation preference) of 5.00%, trust securities, respectively, to the public. In the third quarter 2020, SCE Trust II redeemed $180 million of its trust securities from the public, from its issued trust securities of $400 million. See "Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."
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
Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of its financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International's and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2021 through a CPUC cost of capital adjustment mechanism, see "Liquidity and Capital Resources—SCE" in the MD&A and "Business—SCE—Overview of Ratemaking Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International:
December 31, 2020	$20,337	$23,824	$23,132	$24,557
December 31, 2019	18,343	20,137	19,413	20,913
SCE:
December 31, 2020	17,204	20,365	19,700	21,071
December 31, 2019	15,211	16,892	16,213	17,619

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
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net asset of $108 million and $86 million at December 31, 2020 and 2019, respectively.
The following table summarizes the increase or decrease to the fair values of the net asset of derivative instruments included in the consolidated balance sheets, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

	December 31,
(in millions)	2020	2019
Increase in electricity prices by 10%	$18	$25
Decrease in electricity prices by 10%	(18)	(25)
Increase in gas prices by 10%	9	12
Decrease in gas prices by 10%	(9)	(12)

Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of set-off. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2020, SCE's power and gas trading counterparty credit risk exposure was $109 million, 99% of which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating.
For more information related to credit risks, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The accounting policies described below are considered critical to obtaining an understanding of Edison International's and SCE's consolidated financial statements because their application requires the use of significant estimates and judgments by management in preparing the consolidated financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or, the use of alternative estimates, could have a material impact on Edison International's results of operations or financial position. For more information on Edison International's accounting policies, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."
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
Effect if Different Assumptions Used.    Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets, plant investments and/or liabilities would have to be written off against current period earnings. At December 31, 2020, the consolidated balance sheets included regulatory assets of $8.4 billion and regulatory liabilities of $9.2 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.
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
Application to Southern California Wildfires
As discussed in "Management Overview," wildfires in SCE's territory, including those where SCE's equipment may be alleged to be associated with the fire's ignition, have caused loss of life and substantial damage in recent years. Wildfires in SCE's territory in December 2017 and November 2018 caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers.

Any potential liability of SCE for damages related to wildfires depends on a number of factors, including whether SCE is determined to have substantially caused, or contributed to, the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. Final determinations of liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes.
Management judgment was required to assess whether a loss contingency was probable and reasonably estimable for the 2017/2018 Wildfire/Mudslide Events. Based on SCE's internal review into the facts and circumstances of each of the

2017/2018 Wildfire/Mudslide Events and consideration of the risks associated with litigation, Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE accrued charges, before recoveries and taxes, of $1.3 billion, $232 million and $4.7 billion for the 2017/2018 Wildfire/Mudslide Events in the years ended 2020, 2019 and 2018, respectively. Edison International and SCE recorded expected recoveries from insurance of $2.0 billion for 2017/2018 Wildfire/Mudslide Events during 2018. Edison International and SCE also recorded expected recoveries through FERC electric rates of $84 million, $14 million and $135 million in the years 2020, 2019 and 2018, respectively. The net charges to earnings recorded were $874 million, $157 million and $1.8 billion after-tax in 2020, 2019 and 2018 respectively.
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
At December 31, 2019, Edison International and SCE were unable to determine a best estimate of expected losses within a reasonably estimated range and therefore the charges recorded by Edison International and SCE in 2018 and 2019 represented the lower end of the reasonably estimated range of expected losses. In light of the TKM Subrogation Settlement and increased settlement activity with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation, among other things, management established a best estimate of expected potential losses for alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events litigation in the third quarter of 2020.
Recovery of SCE's actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable. Through the operation of its FERC Formula Rate and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and debris flow-related costs and has recorded expected recoveries within the FERC balancing account.
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
Accounting for tax obligations requires management judgment. Edison International's and SCE's management use judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained, and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. In assessing uncertain tax positions Edison International and SCE consider, among others, the following factors: the facts and circumstances of the position, regulations, rulings, and case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. Edison International and SCE evaluate uncertain tax positions at the end of each reporting period and make adjustments when warranted based on changes in fact or law.
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
Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue and expenses recorded in the financial statements. Edison International and SCE continue to be under audit or subject to audit for multiple years in various jurisdictions. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For a discussion of current and deferred taxes, net operating losses and tax credit carryforwards, accounting for uncertainty in income taxes, unrecognized tax benefits, and tax disputes, see "Notes to Consolidated Financial Statements—Note 8. Income Taxes."
Nuclear Decommissioning – Asset Retirement Obligation
Key Assumptions and Approach Used.    San Onofre Units 1, 2 and 3 decommissioning cost estimates are updated in each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") and when there are material changes to the timing or amount of estimated future cash flows. Palo Verde decommissioning cost estimates are updated by the operating agent, Arizona Public Services, every three years and when there are material changes to the timing or amount of estimated future cash flows. SCE estimates that it will spend approximately $6.6 billion undiscounted through 2079 to decommission its nuclear facilities.
The current ARO estimates for San Onofre and Palo Verde are based on:
•Decommissioning Costs. The estimated costs for labor, "material, equipment and other," and low-level radioactive waste costs are included in each of the NRC decommissioning stages; license termination, site restoration and spent fuel storage. The liability to decommission SCE's nuclear power facilities is based on a 2017 decommissioning study that was filed as part of the 2018 NDCTP for San Onofre Units 1, 2, and 3, with revisions to the cost estimate in 2018, and a 2019 decommissioning study for Palo Verde, with revisions to the cost estimate in 2020.
•Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment and low-level radioactive waste burial costs. SCE's current estimates are based upon SCE's decommissioning cost methodology used for ratemaking purposes. Average escalation rates range from 0.6% to 7.5% (depending on the cost element) annually.
•Timing. Cost estimates for Palo Verde are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The Palo Verde 1, 2, 3 operating licenses currently expire in 2045, 2046 and 2047, respectively. Initial decommissioning activities at San Onofre Unit 1 started in 1999 and at Units 2 and 3 in 2013. Cost estimates for San Onofre Units are currently based on completion of decommissioning activities by 2051.

•Spent Fuel Dry Storage Costs. Cost estimates are based on an assumption that the U.S. Department of Energy will begin to take spent fuel from the nuclear industry in 2028 and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2049 and 2078, respectively.
•Changes in Decommissioning Technology, Regulation and Economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.
See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for further discussion of the plans for decommissioning of San Onofre.
Effect if Different Assumptions Used.    The ARO for decommissioning SCE's nuclear facilities was $2.6 billion as of December 31, 2020, based on the decommissioning studies performed and the subsequent cost estimate updates. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability.
The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO and Regulatory Asset at December 31, 2020
Uniform increase in escalation rate of 1 percentage point	$473
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
As of December 31, 2020, Edison International's and SCE's pension plans had a $4.5 billion and $4.0 billion benefit obligation, respectively, and total 2020 expense for these plans was $58 million and $54 million, respectively. As of December 31, 2020, the benefit obligation for both Edison International's and SCE's PBOP plans were $2.1 billion, and total 2020 expense for Edison International's plans were $1 million, and no expense for SCE's plan. Annual contributions made to most of SCE's pension plans are currently recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.
Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2020, this cumulative difference amounted to a regulatory asset of $95 million, meaning that the ratemaking method has recognized less in expense than the accounting method since implementation of authoritative guidance for employers' accounting for pensions in 1987.

Edison International and SCE used the following critical assumptions to determine expense for pension and other postretirement benefit for 2020:

(in millions)	Pension Plans	Postretirement Benefits Other than Pensions
Discount rate[1]	3.11%	3.32%
Expected long-term return on plan assets[2]	6.00%	4.90%
Assumed health care cost trend rates[3]	*	6.50%
*    Not applicable to pension plans.
1    The discount rate enables Edison International and SCE to state expected future cash flows at a present value on the measurement date. Edison International and SCE select its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows by matching the timing and amount of expected future benefit payments to the corresponding yields from the Aon- Hewitt AA Only Bond Universe yield curve on the measurement date.
2    To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 4.9% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 16.3%, 11.0% and 9.7% for the one-year, five-year and ten-year periods ended December 31, 2020, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 13.0%, 9.4% and 8.8% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.
3    The health care cost trend rate gradually declines to 5.0% for 2029 and beyond.
As of December 31, 2020, Edison International and SCE had unrecognized pension costs of $107 million and $28 million, respectively, and unrecognized PBOP gains of $670 million and $671 million, respectively. The unrecognized pension costs and PBOP gains primarily consisted of the cumulative impact of the reduced discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred costs or gains, $12 million of SCE's pension costs and $671 million of SCE's PBOP gains are recorded as regulatory assets and regulatory liabilities, respectively, and are expected to be recovered or refunded over the average expected future service of employees.
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
The following table summarizes the increase or decrease to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(447)	$548	$(404)	$496
Change to accumulated benefit obligation for PBOP	(289)	346	(288)	345
A one percentage point increase in the expected rate of return on pension plan assets would decrease Edison International's and SCE's current year expense by $36 million and $34 million, respectively, and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $24 million.

Contributions to the Wildfire Insurance Fund
Nature of Estimates Required. At December 31, 2020, Edison International and SCE have a $2.4 billion long-term asset and a $323 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during the third quarter of 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2020, a long-term liability of $703 million has been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contribution amounts. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.
Management concluded it would be most appropriate to account for the contributions to the Wildfire Insurance Fund similar to prepaid insurance, ratably allocating the expense to periods based on an estimated period of coverage.
Key Assumptions and Approach Used. The Wildfire Insurance Fund does not have a defined life. Instead, the Wildfire Insurance Fund will terminate when the administrator determines that the fund has been exhausted. Management estimated that the Wildfire Insurance Fund will provide insurance coverage for a period of 10 years. The determination of the correct period in which to record an expense in relation to contributions to the Wildfire Insurance Fund depends, among other factors, on management's assessment of: the future occurrence and magnitude of wildfires; the involvement of SCE, or other electrical corporations, in the ignition of those fires; the probable future outcomes of CPUC cost recovery proceedings for wildfire claims, which may require reimbursement of the fund by electrical corporations and the use of the contributions by the administrator of the Wildfire Insurance Fund. Further information regarding these factors may become available due to the actions of the fund administrator, or other entities, which could require management to reassess the period of coverage. In estimating the period of coverage, Edison International and SCE used Monte Carlo simulations based on five years (2014 – 2018) of historical data from wildfires caused by electrical utility equipment to estimate expected loss. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, PG&E and SDG&E against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. These inputs are most affected by the historical data used in estimating expected losses. Using a 12-year period of historical data, with average annual statewide gross claims of $5.0 billion, compared to $11.7 billion for the five year historical data, would increase the period of coverage to 20 years.
Based on information available in the first quarter of 2021 regarding catastrophic wildfires during 2019 and 2020, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. Using 7 years of historical data (2014 – 2020) of wildfires caused by electrical utility equipment to create Monte Carlo simulations of expected loss, resulted in the expected life of the Wildfire Insurance Fund increasing from 10 years to 15 years from the date SCE committed to participate in the Wildfire Insurance Fund.
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
Prior to paying dividends to Edison International, SCE has financial and regulatory obligations that must be satisfied, including, among others, debt service and preference stock dividends. Further, SCE and Edison International cannot pay dividends if California law requirements for the declaration of dividends are not met. For information on CPUC and California law requirements related to the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the MD&A. SCE may also owe tax-allocation payments to Edison International under applicable tax-allocation agreements.
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
SCE's ongoing financial results depend on its ability to recover its costs from its customers, including the costs of electricity purchased for its customers, through the rates it charges its customers as approved by the CPUC and FERC. SCE's financial results also depend on its ability to earn a reasonable return on capital, including long-term debt and equity. SCE's ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time lag between when costs are incurred and when those costs are recovered in customers' rates and differences between the forecast or authorized costs embedded in rates (which are set on a prospective basis) and the amount of actual costs incurred. The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may be required to incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, SCE has, and continues to, incur costs to strengthen its wildfire mitigation and prevention efforts before it is clear whether such costs will be recoverable from customers. Also, the CPUC may deny recovery of uninsured wildfire-related costs incurred by SCE if the CPUC determines that SCE was not prudent. In addition, while SCE supports California's environmental goals, it may be prevented from fully executing on its strategy to support such goals by regulatory delay or lack of approval of cost-recovery for the costs of such strategic actions from the relevant regulatory agencies.
SCE's authorized return on investment is established by multiplying an authorized rate of return, determined by the CPUC in standalone cost of capital proceedings, by SCE's authorized CPUC rate base. SCE’s current CPUC-authorized cost of capital, which currently consists of cost of long-term debt of 4.74%, cost of preferred equity of 5.70% and a ROE of 10.3%, is subject to potential adjustment should interest rates move substantially in years between cost of capital proceedings. For further information on the cost of capital mechanism see "Liquidity and Capital Resources—SCE" in the MD&A and "Business—SCE—Overview of Ratemaking Process."
SCE's capital investment plan, increasing procurement of renewable power and energy storage, increasing environmental regulations, currently leveling demand, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customer rates. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover its costs (including an adequate return on capital) in rates in a timely manner, its financial condition and results of operations could be materially affected. For further information on SCE's rate requests, see "Management Overview—2021 GRC," "Management Overview—Wildfire Mitigation, Wildfire Insurance and Restoration Expenses" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings" in the MD&A.
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
To the extent the Wildfire Insurance Fund and other provisions of AB 1054 do not effectively mitigate the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, not achieving a more comprehensive solution could have a detrimental effect on SCE's business and financial condition. The effectiveness of AB 1054 to mitigate the wildfire-related risk faced by SCE is conditioned in part on the performance of various entities formed under AB 1054 and related legislation to, among other things, administer the Wildfire Insurance Fund, approve WMPs, issue safety certifications, oversee and enforce compliance with wildfire safety standards, and develop metrics to reduce risk and measure compliance with risk reduction. In addition, CPUC approval is required to recover the costs SCE is incurring to strengthen its wildfire mitigation and prevention efforts described in SCE's WMPs. See "Management Overview—Southern California Wildfires and Mudslides" and "Management Overview—Wildfire Mitigation, Wildfire Insurance Expenses and Restoration Expenses" in the MD&A.
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
Prolonged drought conditions and shifting weather patterns in California resulting from climate change as well as, among other things, buildup of dry vegetation in areas severely impacted by years of historic drought and lack of adequate clearing of hazardous fuels by responsible parties have increased the duration of the wildfire season and the risk of severe wildfire events.
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
Edison International's and SCE's costs of accessing capital markets has increased due to the risks associated with wildfires in Southern California. Edison International's and SCE's access to the bank and capital markets could also be constrained and/or the costs of accessing those markets could increase further as a result of wildfire risk, including if Edison International's and/or SCE's credit ratings are downgraded, further downgraded or placed on negative watch due to concerns about Edison International and/or SCE's financial health as a result of wildfires.
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
The CPUC may assess penalties on SCE if it finds that SCE has failed to substantially comply with its WMP. In addition, On a risk-informed basis, SCE is making efforts to reduce the frequency and impacts of PSPS in 2021 as compared to 2020, assuming that weather patterns in 2021 are similar to those experienced in 2020. SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if

SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive reliance on PSPS.
SCE establishes the criteria under which it implements PSPS in its territory. To the extent SCE's criteria for implementing PSPS are not sufficient to mitigate the risk of wildfires during high wind events, SCE does not fully implement PSPS when criteria are met due to other overriding conditions or SCE's regulators or others mandate changes to, or restrictions on, its criteria or other operational PSPS practices, SCE will face a higher likelihood of catastrophic wildfires in its territory during high wind events.
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
The costs of decommissioning San Onofre are subject to reasonableness reviews by the CPUC. These costs may not be recoverable through regulatory processes or otherwise unless SCE can establish that the costs were reasonably incurred. In addition, SCE faces inherent execution risks including such matters as the risks of human performance, workforce capabilities, public opposition, permitting delays, and governmental approvals. Decommissioning costs ultimately incurred could exceed the current estimates and cost increases resulting from contractual disputes or significant permitting delays, among other things, could cause SCE to materially overrun current decommissioning cost estimates and could materially impact the sufficiency of trust funds. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" in the MD&A.
Even though San Onofre is being decommissioned, the presence of spent nuclear fuel still poses a potential risk of a nuclear incident. Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $13.8 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available of $450 million per site. In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. There is no assurance that the CPUC would allow SCE to recover the required contribution made pursuant to this loss sharing program in the case of one or more nuclear incidents with claims that exceeded $450 million at a nuclear reactor which is participating in the program. If this public liability limit of $13.8 billion is insufficient, federal law contemplates that additional funds may be appropriated by Congress. There can be no assurance of SCE's ability to recover uninsured costs in the event the additional federal appropriations are insufficient. For more information on nuclear insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Nuclear Insurance."
SCE's anticipated new customer service system is subject to implementation and cost-recovery risks that could materially affect SCE's business and financial condition.
SCE is currently testing a new customer service system that it anticipates implementing in the second quarter of 2021. If the customer service system does not function as intended upon implementation, SCE could experience, among other things, delayed or inaccurate customer bills that lead to over- or under- collections and other customer service concerns or degradation. Further, the process of implementing new technologies like the new customer service system represents opportunity for cybersecurity attacks on SCE's information systems, which could lead to sensitive confidential personal and other data being compromised. Customer service degradation or the compromise of sensitive confidential personal and other data could result in violations of applicable privacy and other laws, material financial loss to SCE or to its customers, customer dissatisfaction, loss of confidence in SCE's security measures, and significant litigation and/or regulatory exposure, all of which could materially affect SCE's financial condition and results of operations and materially damage the business reputation of Edison International and SCE.
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
Weather-related incidents, including storms and events caused, or exacerbated, by climate change, such as wildfires and debris flows, and other natural disasters such as earthquakes can disrupt the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver power to SCE's customers.
Climate change has caused, and exacerbated, extreme weather events and wildfires in southern California, and wildfires could cause, among other things, public safety issues, property damage and operational issues. In addition, the risk of debris flows occurring as a result of rain may be heightened. For example, the 2017/2018 Wildfire/Mudslide Events resulted in, among other things, loss of life, property damage and loss of service. For more information on the impact of the 2017/2018 Wildfire/Mudslide Events on SCE and Edison International, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Extreme heat events can lead to prolonged widespread outages due to, among other things, rotating outages or equipment failure. Extreme weather events can also lead to use of PSPS. Earthquakes and weather-related events, such as debris flows and melting of significantly higher than normal snow pack, can cause over-topping or failure at an SCE dam resulting in a rapid release of water that could cause, among other things, public safety issues, property damage and operational issues.
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
The generation, transmission and distribution of electricity are hazardous and involve inherent risks of damage to private property and injury to employees and the general public.
Electricity poses hazards for employees and the general public should they come in contact with electrical current or equipment, including through energized downed power lines or if equipment malfunctions. In addition, the risks associated with the operation of transmission and distribution assets and power generating facilities include public and employee safety issues and the risk of utility assets causing or contributing to wildfires.
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
SCE's infrastructure is aging and could pose a risk to system reliability. In addition, as described above, wildfires in SCE's service territory can cause significant public safety issues, property damage and operational issues. In order to mitigate these risks, SCE is engaged in a significant and ongoing infrastructure investment program. This substantial investment program elevates operational risks and the need for superior execution in SCE's activities. SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage these risks as well as the risks inherent in operating and maintaining its facilities, the operation of which can be hazardous. SCE's inherent operating risks include such matters as the risks of human performance, workforce capabilities, data and records accuracy, public opposition to infrastructure projects, delays, environmental remediation and mitigation costs, difficulty in estimating costs or in recovering costs that are above original estimates, system limitations and degradation, maintaining physical security of workforce and assets, and interruptions in necessary supplies.
SCE's distribution of water and propane gas on Catalina Island involves inherent risks of damage to private property and the environment and injury to employees and the general public.
SCE owns and operates the water distribution system that serves Catalina Island, California and a propane gas distribution system that serves the City of Avalon on Catalina Island, California. Production, storage, treatment and distribution of water for human use and the transportation, storage, distribution and use of gas can be hazardous, and can cause damage to private property and the environment and injury to employees and the general public if equipment fails or does not perform as anticipated. For example, the risks of operating a water distribution system include the potential for burst pipes and water contamination and the risks of operating gas distribution system include the potential for gas leaks, fire or explosion. The risks related to SCE's operation of its water distribution system may be exacerbated due to aging infrastructure. In addition, SCE may have to pay fines, penalties and remediation costs if it does not comply with laws and regulations in the operation of the water and gas distribution systems. An inability to recover costs associated with any such damages or injuries or any fines, penalties or remediation costs, from insurance or through rate payers, could materially affect SCE's business, financial condition and results of operations.
Financing Risks
As a capital-intensive company, SCE relies on access to the capital markets. If SCE were unable to access the capital markets or the cost of financing were to substantially increase, its liquidity and operations could be materially affected.
SCE regularly accesses the capital markets to finance its activities and is expected to do so by its regulators as part of its obligation to serve as a regulated utility. SCE's needs for capital for its ongoing infrastructure investment program are substantial. SCE's ability to obtain financing, as well as its ability to refinance debt and make scheduled payments of principal and interest, are dependent on numerous factors, including SCE's levels of indebtedness, maintenance of acceptable credit ratings, financial performance, liquidity and cash flow, and other market conditions. In addition, the actions of other California investor-owned utilities and legal, regulatory and legislative decisions impacting investor-owned utilities can affect market conditions and therefore, SCE's ability to obtain financing. SCE's inability to obtain additional capital from time to time could have a material effect on SCE's liquidity and operations.
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
Regulators such as NERC and U.S. Government agencies, including the Departments of Defense, Homeland Security and Energy, have increasingly stressed that threat sources continue to seek to exploit potential vulnerabilities in the U.S. national electric grid and other energy infrastructures, and that such attacks and disruptions, both physical and cyber, are highly sophisticated and dynamic. In 2020, several U.S. Government agencies have highlighted the increasing risks related to ransomware attacks and cybersecurity risks related to the electric sector, including its supply chains.
SCE's operations require the continuous availability of critical information technology systems, sensitive customer and employee data and network infrastructure and information, all of which are targets for malicious actors. New cyber and physical threats arise as SCE moves from an analog to a digital electric grid. For example, SCE's grid modernization efforts and the move to a network-connected grid increases the number of "threat surfaces" and potential vulnerabilities that an adversary can target.
SCE depends on a wide array of vendors to provide it with services and equipment. Malicious actors may attack vendors to disrupt the services they provide to SCE, or to use those vendors as a cyber conduit to attack SCE. Additionally, the equipment and material provided by SCE's vendors may contain cyber vulnerabilities. A compromise of equipment and/or exfiltration of SCE data, whether by physical or by electronic means, could result in loss or changes to confidential or sensitive electronic data, loss of intellectual property and interruption of business processes. While some of SCE's vendors have experienced cybersecurity incidents, such incidents have not, to SCE’s knowledge, resulted in a material impact to SCE to date.

SCE's systems have experienced, and will continue to experience, cybersecurity incidents involving attacks of malicious codes, unauthorized access attempts, and other illicit activities, but to SCE's knowledge it has not experienced a material cybersecurity or data breach to date. Though SCE actively monitors developments in this area and is involved in various industry groups and government initiatives, no security measures can completely shield its systems and infrastructure from cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.

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
RISKS RELATING TO EDISON INTERNATIONAL AND SOUTHERN CALIFORNIA EDISON COMPANY
Edison International's and SCE's financial condition and results of operations could be materially impacted by events, like the COVID-19 pandemic, that cause significant disruption to economies, societies or workforces on a regional, statewide, national or global basis.
Edison International and SCE could be materially and adversely impacted by events, such as the widespread outbreak of a communicable disease, that result in, among other things, significant disruption to economies, societies or workforces on a regional, statewide, national or global basis. The global spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has created significant uncertainty, volatility and disruption globally and has impacted the operations of Edison International and SCE. The total impacts of the COVID-19 pandemic on Edison International and

SCE are still emerging, and the extent to which the pandemic affects Edison International's and SCE's business, operations, cash flows, liquidity and financial results will depend on numerous evolving factors that Edison International and SCE are unable to accurately predict at this time, including, without limitation: the duration and scope of the pandemic; the availability, efficacy and use of vaccinations, governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity; and the impact of the pandemic on Edison International's and SCE's employees, customers, contractors, insurers and service providers.
Many of the risks and uncertainties identified in this Form 10-K are, and will be, exacerbated by the impacts of the COVID-19 pandemic and the actions being taken by governmental entities, businesses, individuals and others in response to the pandemic. Some examples follow. Similar to other companies in California, a large portion of Edison International's and SCE's workforce, including employees of their contractors, may be unable to perform their job functions effectively due to illness, family illness, quarantine requirements, social-distancing, telework requirements and other impacts of the COVID-19 pandemic. In addition, as a result of actions being taken in response to the pandemic, SCE's supply chains have faced constraints and SCE has faced challenges from local permitting authorities. If a significant portion of SCE's workforce cannot effectively perform their job functions, SCE is unable to procure required materials, SCE does not timely obtain any required permits and/or local authorities prohibit SCE from conducting previously permitted work, SCE will likely be unable to effectively and timely complete planned work and projects, including its WMP and capital projects. Further, SCE may be unable to effectively execute its PSPS program due to, among other things, requests from local and State authorities not to shut off the power during the pandemic, and thereby may increase the risk of SCE equipment being associated with the ignition of wildfires.
In addition, impacts of the COVID-19 pandemic on SCE's customers and third parties could also result in SCE facing, among other things, significant reductions in demand for electricity and payment delays and/or defaults from customers which could result in significant under-collections. Edison International and SCE could also face payment delays and/or defaults from insurers and other counterparties. Furthermore, capital markets were impacted by the pandemic in early 2020 and, at the time, this did increase Edison International's and SCE's costs of accessing those markets. Edison International's and SCE's access to the bank and capital markets could also be constrained and/or the costs of accessing those markets could increase as a result of the pandemic, including if Edison International's and/or SCE's credit ratings are downgraded, or placed on negative watch due to concerns about Edison International and/or SCE's financial health as a result of the impacts of the pandemic. SCE may also incur significant incremental costs as a result of actions it is taking in response to the pandemic, including costs being incurred to maintain its operations and assist its employees who are required to telework or are otherwise impacted by the pandemic. SCE could also face delays in important legal and regulatory proceedings. These impacts, among others, could materially and adversely impact Edison International's and SCE's business, operations, cash flows, liquidity and financial results.
For more information on see "Management Overview—COVID-19" in the MD&A.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures."
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Edison International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Edison International and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedules of condensed financial information of parent as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 and valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Contingent Liability - Southern California Wildfires and Mudslides
As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service territory caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers in the Santa Barbara, Ventura, and Los Angeles Counties. Based on information available to management and consideration of the risks associated with litigation, management expects to incur a material loss in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The Company is named as a defendant in multiple lawsuits filed related to both the wildfires and mudslides. Final determinations of liability for the 2017/2018 Wildfire/Mudslide Events, including determinations of whether the Company was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. As of December 31, 2020, management had paid $1.8 billion in settlements and had estimated losses of $4.4 billion, consisting of $2.2 billion subject to settlements executed after December 31, 2020 and $2.2 billion for remaining alleged and potential claims, and assets for remaining expected recoveries from insurance of $708 million and through FERC electric rates of $89 million related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The process for estimating losses associated with alleged and potential wildfire related-claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. In the third quarter of 2020, Edison International and SCE entered into an agreement (the "TKM Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides have been resolved for a settlement amount of $1.2 billion. In January 2021, Edison International and SCE entered into an agreement (the "Woolsey Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the Woolsey Fire litigation collective claims arising from the Woolsey Fire have been resolved for a settlement amount of $2.2 billion. SCE has also entered into settlements with approximately one thousand individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020 SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million to those individual plaintiffs. In light of the TKM Subrogation Settlement and increased settlement activity with individual plaintiffs in the 2017/2018 Wildfire/Mudslide events litigation, management established a best estimate of expected potential losses for alleged and potential claims. As a result, management recorded a charge of $1.3 billion as of December 31, 2020 related to the 2017/2018 Wildfire/Mudslide Events and expected recoveries through FERC electric rates of $84 million. The resulting net pre-tax charge to earnings was $1.2 billion.
The principal considerations for our determination that performing procedures relating to the 2017/2018 Wildfire/Mudslide Events contingent liability is a critical audit matter are the significant judgment by management when determining the probability of a loss being incurred and the best estimate of expected potential loss for these contingencies related to assumptions and subjective factors based on currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's conclusion related to these loss contingencies.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of loss contingencies associated with wildfires and mudslides. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, assessing the reasonableness of management's assessment regarding whether it is reasonably possible or probable and reasonably estimable that a loss has been incurred, evaluating the assumptions and methods used by management in developing the best estimate of expected potential losses, including currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases, and testing damage claim settlements. When assessing the assumptions related to the best estimate of expected potential losses, the assumptions used were evaluated for reasonableness considering (i) past wildfire litigation history, and (ii) third-party source data.
Recoverability of Regulatory Assets That Are Not Currently Reflected In Rates
As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission ("CPUC") and the Federal Energy Regulatory Commission ("FERC"). Management applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost of the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2020, $1.6 billion recorded in wildfire and drought restoration accounts, wildfire-related memorandum accounts, and COVID-19 related memorandum accounts represent wildfire, drought restoration and COVID-19 costs that are probable of future recovery from customers.
The principal consideration for our determination that performing procedures relating to the Company's recoverability of regulatory assets that are not currently reflected in rates is a critical audit matter is the significant judgment by management in determining the costs probable of recovery and reported as an asset on the balance sheet. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's assessment of the recoverability of regulatory assets not currently reflected in rates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's regulatory accounting process, including controls over management's assessment of the probability of recovering regulatory assets not currently reflected in rates. These procedures also included, among others, obtaining the Company's correspondence with regulators, evaluating management's assessment regarding the probability of recovery of the regulatory assets at the balance sheet date, evaluating the accounting and disclosure implications, and calculating regulatory assets balances based on provisions outlined in the rate orders. This evidence included reference to historical precedence of similar items and accounting treatment utilized by comparable companies under similar regulatory jurisdictions as well as evaluating progress in discussions between management and the regulator.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2021

We have served as the Company's auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern California Edison Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern California Edison Company and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
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
Contingent Liability - Southern California Wildfires and Mudslides
As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service territory caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers in the Santa Barbara, Ventura, and Los Angeles Counties. Based on information available to management and consideration of the risks associated with litigation, management expects to incur a material loss in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The Company is named as a defendant in multiple lawsuits filed related to both the wildfires and mudslides. Final determinations of liability for the

2017/2018 Wildfire/Mudslide Events, including determinations of whether the Company was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. As of December 31, 2020, management had paid $1.8 billion in settlements and had estimated losses of $4.4 billion, consisting of $2.2 billion subject to settlements executed after December 31, 2020 and $2.2 billion for remaining alleged and potential claims, and assets for remaining expected recoveries from insurance of $708 million and through FERC electric rates of $89 million related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The process for estimating losses associated with alleged and potential wildfire related-claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. In the third quarter of 2020, Edison International and SCE entered into an agreement (the "TKM Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides have been resolved for a settlement amount of $1.2 billion. In January 2021, Edison International and SCE entered into an agreement (the "Woolsey Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the Woolsey Fire litigation collective claims arising from the Woolsey fire have been resolved for a settlement amount of $2.2 billion. SCE has also entered into settlements with approximately one thousand individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020 SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million to those individual plaintiffs. In light of the TKM Subrogation Settlement and increased settlement activity with individual plaintiffs in the 2017/2018 Wildfire/Mudslide events litigation, management established a best estimate of expected potential losses for alleged and potential claims. As a result, management recorded a charge of $1.3 billion as of December 31, 2020 related to the 2017/2018 Wildfire/Mudslide Events and expected recoveries through FERC electric rates of $84 million. The resulting net pre-tax charge to earnings was $1.2 billion.
The principal considerations for our determination that performing procedures relating to the 2017/2018 Wildfire/Mudslide Events contingent liability is a critical audit matter are the significant judgment by management when determining the probability of a loss being incurred and the best estimate of expected potential loss for these contingencies related to assumptions and subjective factors based on currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's conclusion related to these loss contingencies.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of loss contingencies associated with wildfires and mudslides. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, assessing the reasonableness of management's assessment regarding whether it is reasonably possible or probable and reasonably estimable that a loss has been incurred, evaluating the assumptions and methods used by management in developing the best estimate of expected potential losses, including currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases, and testing damage claim settlements. When assessing the assumptions related to the best estimate of expected potential losses, the assumptions used were evaluated for reasonableness considering (i) past wildfire litigation history, and (ii) third-party source data.
Recoverability of Regulatory Assets That Are Not Currently Reflected In Rates
As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission ("CPUC") and the Federal Energy Regulatory Commission ("FERC"). Management applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost of the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2020 $1.6 billion recorded in wildfire and drought restoration accounts, wildfire-related memorandum accounts, and COVID-19 related memorandum accounts represent wildfire, drought restoration and COVID-19 costs that are probable of future recovery from customers.
The principal consideration for our determination that performing procedures relating to the Company's recoverability of regulatory assets that are not currently reflected in rates is a critical audit matter is the significant judgment by management in determining the costs probable of recovery and reported as an asset on the balance sheet. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's assessment of the recoverability of regulatory assets not currently reflected in rates.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's regulatory accounting process, including controls over management's assessment of the probability of recovering regulatory assets not currently reflected in rates. These procedures also included, among others, obtaining the Company's correspondence with regulators, evaluating management's assessment regarding the probability of recovery of the regulatory assets at the balance sheet date, evaluating the accounting and disclosure implications, and calculating regulatory assets balances based on provisions outlined in the rate orders. This evidence included reference to historical precedence of similar items and accounting treatment utilized by comparable companies under similar regulatory jurisdictions as well as evaluating progress in discussions between management and the regulator.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2021

We have served as the Company's auditor since 2002.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Total operating revenue	$13,578	$12,347	$12,657
Purchased power and fuel	4,932	4,839	5,406
Operation and maintenance	3,609	3,018	2,797
Wildfire-related claims, net of insurance recoveries	1,328	255	2,669
Wildfire Insurance Fund expense	336	152	—
Depreciation and amortization	1,967	1,730	1,871
Property and other taxes	438	399	395
Impairment and other (income) expense	(116)	184	78
Gain on sale of lease interest and other operating income	(133)	(5)	(7)
Total operating expenses	12,361	10,572	13,209
Operating income (loss)	1,217	1,775	(552)
Interest expense	(902)	(841)	(734)
Other income	251	193	197
Income (loss) from continuing operations before income taxes	566	1,127	(1,089)
Income tax benefit	(305)	(278)	(739)
Income (loss) from continuing operations	871	1,405	(350)
Income from discontinued operations, net of tax	—	—	34
Net income (loss)	871	1,405	(316)
Preferred and preference stock dividend requirements of SCE	132	121	121
Other noncontrolling interests	—	—	(14)
Net income (loss) attributable to Edison International common shareholders	$739	$1,284	$(423)
Amounts attributable to Edison International common shareholders:
Income (loss) from continuing operations, net of tax	$739	$1,284	$(457)
Income from discontinued operations, net of tax	—	—	34
Net income (loss) attributable to Edison International common shareholders	$739	$1,284	$(423)
Basic earnings (loss) per common share attributable to Edison International common shareholders:
Weighted average shares of common stock outstanding	373	340	326
Continuing operations	$1.98	$3.78	$(1.40)
Discontinued operations	—	—	0.10
Total	$1.98	$3.78	$(1.30)
Diluted earnings (loss) per common share attributable to Edison International common shareholders:
Weighted average shares of common stock outstanding, including effect of dilutive securities	374	341	326
Continuing operations	$1.98	$3.77	$(1.40)
Discontinued operations	—	—	0.10
Total	$1.98	$3.77	$(1.30)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2020	2019	2018
Net income (loss)	$871	$1,405	$(316)
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during period plus amortization of net loss included in net income	—	(9)	(3)
Other	—	—	(4)
Other comprehensive loss, net of tax	—	(9)	(7)
Comprehensive income (loss)	871	1,396	(323)
Less: Comprehensive income attributable to noncontrolling interests	132	121	107
Comprehensive income (loss) attributable to Edison International	$739	$1,275	$(430)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2020	2019
ASSETS
Cash and cash equivalents	$87	$68
Receivables, less allowances of $188 and $50 for uncollectible accounts at respective dates	1,130	788
Accrued unbilled revenue	521	488
Inventory	405	364
Insurance receivable	708	—
Income tax receivables	68	118
Prepaid expenses	281	214
Regulatory assets	1,314	1,009
Wildfire Insurance Fund contributions	323	323
Other current assets	224	188
Total current assets	5,061	3,560
Nuclear decommissioning trusts	4,833	4,562
Other investments	53	64
Total investments	4,886	4,626
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,681 and $9,958 at respective dates	47,653	44,198
Nonutility property, plant and equipment, less accumulated depreciation of $94 and $86 at respective dates	186	87
Total property, plant and equipment	47,839	44,285
Regulatory assets	7,120	6,088
Wildfire Insurance Fund contributions	2,443	2,767
Operating lease right-of-use assets	1,088	693
Long-term insurance receivables	75	1,715
Other long-term assets	860	648
Total long-term assets	11,586	11,911

Total assets	$69,372	$64,382

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2020	2019
LIABILITIES AND EQUITY
Short-term debt	$2,398	$550
Current portion of long-term debt	1,029	479
Accounts payable	1,980	1,752
Customer deposits	243	302
Regulatory liabilities	569	972
Current portion of operating lease liabilities	215	80
Wildfire-related claims	2,231	—
Other current liabilities	1,612	1,388
Total current liabilities	10,277	5,523
Long-term debt	19,632	17,864
Deferred income taxes and credits	5,368	5,078
Pensions and benefits	563	674
Asset retirement obligations	2,930	3,029
Regulatory liabilities	8,589	8,385
Operating lease liabilities	873	613
Wildfire-related claims	2,281	4,568
Other deferred credits and other long-term liabilities	2,910	3,152
Total deferred credits and other liabilities	23,514	25,499
Total liabilities	53,423	48,886
Commitments and contingencies (Note 12)
Common stock, no par value (800,000,000 shares authorized; 378,907,147 and 361,985,133 shares issued and outstanding at respective dates)	5,962	4,990
Accumulated other comprehensive loss	(69)	(69)
Retained earnings	8,155	8,382
Total Edison International's common shareholders' equity	14,048	13,303
Noncontrolling interests – preferred and preference stock of SCE	1,901	2,193
Total equity	15,949	15,496

Total liabilities and equity	$69,372	$64,382

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$871	$1,405	$(316)
Less: Income from discontinued operations	—	—	34
Income (loss) from continuing operations	871	1,405	(350)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,029	1,803	1,940
Allowance for equity during construction	(121)	(101)	(104)
Impairment and other (income) expense	(116)	184	78
Gain on sale of lease interest and other operating income	(133)	(5)	(7)
Deferred income taxes	(296)	(284)	(527)
Wildfire Insurance Fund amortization expense	336	152	—
Other	36	34	42
Nuclear decommissioning trusts	(197)	(106)	(109)
Contributions to Wildfire Insurance Fund	(95)	(2,457)	—
Changes in operating assets and liabilities:
Receivables	(283)	(76)	(39)
Inventory	(43)	(83)	(49)
Accounts payable	87	288	(31)
Tax receivables and payables	113	88	32
Other current assets and liabilities	4	(13)	(79)
Regulatory assets and liabilities, net	(1,799)	(1,278)	(92)
Wildfire-related insurance receivable	932	285	(2,000)
Wildfire-related claims	(56)	(101)	4,669
Other noncurrent assets and liabilities	(6)	(42)	(197)
Net cash provided by (used in) operating activities	1,263	(307)	3,177
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $23, $(4) and $(63) for the respective years	3,073	3,696	3,237
Long-term debt repaid or repurchased	(1,099)	(82)	(654)
Short-term debt borrowed	2,994	1,750	—
Short-term debt repaid	(1,126)	(1,750)	—
Common stock issued	912	2,391	—
Preferred and preference stock redeemed	(308)	—	—
Commercial paper and other short-term borrowing (repayments), net	304	(172)	(1,611)
Dividends and distribution to noncontrolling interests	(118)	(121)	(121)
Dividends paid	(928)	(810)	(788)
Other	23	1	19
Net cash provided by financing activities	3,727	4,903	82
Cash flows from investing activities:
Capital expenditures	(5,484)	(4,877)	(4,509)
Proceeds from sale of nuclear decommissioning trust investments	5,927	4,389	4,340
Purchases of nuclear decommissioning trust investments	(5,730)	(4,283)	(4,231)
Proceeds from sale of San Onofre nuclear fuel	158	11	3
Proceeds from sale of lease investment	132	—	—
Other	26	82	158
Net cash used in investing activities	(4,971)	(4,678)	(4,239)
Net increase (decrease) in cash, cash equivalents and restricted cash	19	(82)	(980)
Cash, cash equivalents and restricted cash at beginning of year	70	152	1,132
Cash, cash equivalents and restricted cash at end of year	$89	$70	$152
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity						Edison International

	Equity Attributable to Common Shareholders				Noncontrolling Interests
(in millions, except per share amounts)	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Other	Preferred and Preference Stock	Total Equity
Balance at December 31, 2017	$2,526	$(43)	$9,188	$11,671	$2	$2,193	$13,866
Net loss (income)	—	—	(423)	(423)	(11)	121	(313)
Other comprehensive loss	—	(2)	—	(2)	—	—	(2)
Cumulative effect of accounting changes	—	(5)	10	5	—	—	5
Contribution from tax equity investor	—	—	—	—	24	—	24
Common stock dividends declared ($2.4275 per share)	—	—	(791)	(791)	—	—	(791)
Dividends to noncontrolling interests ($1.020 - $1.195 per share for preferred stock; $62.500 - $143.750 per share for preference stock)	—	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	(20)	(20)	—	—	(20)
Noncash stock-based compensation	19	—	—	19	—	—	19
Deconsolidation of SoCore Energy	—	—	—	—	(15)	—	(15)
Balance at December 31, 2018	$2,545	$(50)	$7,964	$10,459	$—	$2,193	$12,652
Net income	—	—	1,284	1,284	—	121	1,405
Other comprehensive loss	—	(9)	—	(9)	—	—	(9)
Cumulative effect of accounting changes	—	(10)	10	—	—	—	—
Common stock issued, net of issuance cost	2,421	—	—	2,421	—	—	2,421
Common stock dividends declared ($2.4750 per share)	—	—	(849)	(849)	—	—	(849)
Dividends to noncontrolling interests ($1.020 - $1.195 per share for preferred stock; $62.500 - $143.750 per share for preference stock)	—	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	(27)	(27)	—	—	(27)
Noncash stock-based compensation	24	—	—	24	—	—	24
Balance at December 31, 2019	$4,990	$(69)	$8,382	$13,303	$—	$2,193	$15,496
Net income	—	—	739	739	—	132	871
Common stock issued, net of issuance cost (Note 14)	942	—	—	942	—	—	942
Common stock dividends declared ($2.5750 per share)	—	—	(965)	(965)	—	—	(965)
Dividends to noncontrolling interests ($0.757 - $0.886 per share for preferred stock; $62.500 - $143.750 per share for preference stock)	—	—	—	—	—	(117)	(117)
Noncash stock-based compensation and other	30	—	(1)	29	—	1	30
Redemption of preferred and preference stock	—	—	—	—	—	(308)	(308)
Balance at December 31, 2020	$5,962	$(69)	$8,155	$14,048	$—	$1,901	$15,949

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2020	2019	2018
Operating revenue	$13,546	$12,306	$12,611
Purchased power and fuel	4,932	4,839	5,406
Operation and maintenance	3,523	2,936	2,702
Wildfire-related claims, net of insurance recoveries	1,328	255	2,669
Wildfire Insurance Fund expense	336	152	—
Depreciation and amortization	1,965	1,728	1,867
Property and other taxes	435	396	392
Impairment and other (income) expense	(150)	159	(12)
Other operating income	(1)	(4)	(7)
Total operating expenses	12,368	10,461	13,017
Operating income (loss)	1,178	1,845	(406)
Interest expense	(768)	(739)	(673)
Other income	255	195	194
Income (loss) before taxes	665	1,301	(885)
Income tax benefit	(277)	(229)	(696)
Net income (loss)	942	1,530	(189)
Less: Preferred and preference stock dividend requirements	132	121	121
Net income (loss) available for common stock	$810	$1,409	$(310)

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2020	2019	2018
Net income (loss)	$942	$1,530	$(189)
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions:
Net loss arising during period plus amortization of net loss included in net income	(2)	(11)	1
Other	—	—	(5)
Other comprehensive loss, net of tax	(2)	(11)	(4)
Comprehensive income (loss)	$940	$1,519	$(193)

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2020	2019
ASSETS
Cash and cash equivalents	$55	$24
Receivables, less allowances of $188 and $49 for uncollectible accounts at respective dates	1,126	777
Accrued unbilled revenue	521	488
Inventory	405	364
Insurance receivable	440	—
Insurance receivable from affiliate	268	—
Income tax receivables	69	148
Prepaid expenses	280	213
Regulatory assets	1,314	1,009
Wildfire Insurance Fund contributions	323	323
Other current assets	216	184
Total current assets	5,017	3,530
Nuclear decommissioning trusts	4,833	4,562
Other investments	37	46
Total investments	4,870	4,608
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,681 and $9,958 at respective dates	47,653	44,198
Nonutility property, plant and equipment, less accumulated depreciation of $86 and $80 at respective dates	180	83
Total property, plant and equipment	47,833	44,281
Regulatory assets	7,120	6,088
Wildfire Insurance Fund contributions	2,443	2,767
Operating lease right-of-use assets	1,085	689
Long-term insurance receivables	75	912
Long-term insurance receivables due from affiliate	—	803
Other long-term assets	843	595
Total long-term assets	11,566	11,854

Total assets	$69,286	$64,273

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2020	2019
LIABILITIES AND EQUITY
Short-term debt	$2,268	$550
Current portion of long-term debt	1,029	79
Accounts payable	1,983	1,779
Customer deposits	243	302
Regulatory liabilities	569	972
Current portion of operating lease liabilities	214	79
Wildfire-related claims	2,231	—
Other current liabilities	1,294	1,298
Total current liabilities	9,831	5,059
Long-term debt	16,499	15,132
Deferred income taxes and credits	6,783	6,451
Pensions and benefits	144	237
Asset retirement obligations	2,930	3,029
Regulatory liabilities	8,589	8,385
Operating lease liabilities	871	610
Wildfire-related claims	2,281	4,568
Other deferred credits and other long-term liabilities	2,708	2,975
Total deferred credits and other liabilities	24,306	26,255
Total liabilities	50,636	46,446
Commitments and contingencies (Note 12)
Preferred and preference stock	1,945	2,245
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	5,387	3,939
Accumulated other comprehensive loss	(41)	(39)
Retained earnings	9,191	9,514
Total equity	18,650	17,827

Total liabilities and equity	$69,286	$64,273

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$942	$1,530	$(189)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,021	1,798	1,931
Allowance for equity during construction	(121)	(101)	(104)
Impairment and other (income) expense	(150)	159	(12)
Deferred income taxes	(263)	(243)	(552)
Wildfire Insurance Fund amortization expense	336	152	—
Other	17	17	28
Nuclear decommissioning trusts	(197)	(106)	(109)
Contributions to Wildfire Insurance Fund	(95)	(2,457)	—
Changes in operating assets and liabilities:
Receivables	(290)	(89)	(45)
Inventory	(43)	(83)	(50)
Accounts payable	63	307	(43)
Tax receivables and payables	141	178	(84)
Other current assets and liabilities	(7)	(15)	(91)
Regulatory assets and liabilities, net	(1,799)	(1,278)	(92)
Wildfire-related insurance receivable	932	285	(2,000)
Wildfire-related claims	(56)	(101)	4,669
Other noncurrent assets and liabilities	(4)	(44)	(66)
Net cash provided by (used in) operating activities	1,427	(91)	3,191
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $26, $6 and $(58) for the respective years	2,676	2,306	2,692
Long-term debt repaid or repurchased	(699)	(82)	(639)
Short-term debt borrowed	2,194	750	—
Short-term debt repaid	(326)	(750)	—
Capital contributions from Edison International Parent	1,432	3,250	—
Preferred and preference stock redeemed	(308)	—	—
Commercial paper and other short-term borrowing (repayment), net	175	(171)	(520)
Dividends paid	(1,450)	(521)	(909)
Other	5	(11)	(8)
Net cash provided by financing activities	3,699	4,771	616
Cash flows from investing activities:
Capital expenditures	(5,480)	(4,876)	(4,491)
Proceeds from sale of nuclear decommissioning trust investments	5,927	4,389	4,340
Purchases of nuclear decommissioning trust investments	(5,730)	(4,283)	(4,231)
Proceeds from sale of San Onofre nuclear fuel	158	11	3
Other	31	81	79
Net cash used in investing activities	(5,094)	(4,678)	(4,300)
Net increase (decrease) in cash, cash equivalents and restricted cash	32	2	(493)
Cash, cash equivalents and restricted cash at beginning of year	24	22	515
Cash, cash equivalents and restricted cash at end of year	$56	$24	$22
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

(in millions, except per share amounts)	Preferred and Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2017	$2,245	$2,168	$671	$(19)	$9,607	$14,672
Net loss	—	—	—	—	(189)	(189)
Other comprehensive income	—	—	—	1	—	1
Cumulative effect of accounting change	—	—	—	(5)	5	—
Dividends declared on common stock ($1.3245 per share)	—	—	—	—	(576)	(576)
Dividends declared on preferred stock ($1.020 - $1.195 per share) and preference stock ($62.500 - $143.750 per share)	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	—	—	(11)	(11)
Noncash stock-based compensation	—	—	9	—	—	9
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785
Net income	—	—	—	—	1,530	1,530
Other comprehensive loss	—	—	—	(11)	—	(11)
Cumulative effect of accounting change	—	—	—	(5)	5	—
Capital contribution from Edison International Parent	—	—	3,250	—	—	3,250
Dividends declared on common stock ($1.3797 per share)	—	—	—	—	(600)	(600)
Dividends declared on preferred stock ($1.020 - $1.195 per share) and preference stock ($62.500 - $143.750 per share)	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	(3)	—	(15)	(18)
Noncash stock-based compensation	—	—	12	—	—	12
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827
Net income	—	—	—	—	942	942
Other comprehensive loss	—	—	—	(2)	—	(2)
Capital contribution from Edison International Parent	—	—	1,432	—	—	1,432
Dividends declared on common stock ($2.6030 per share)	—	—	—	—	(1,132)	(1,132)
Dividends declared on preferred stock ($0.757 - $0.886 per share) and preference stock ($62.500 - $143.750 per share)	—	—	—	—	(117)	(117)
Stock-based compensation	—	—	(5)	—	—	(5)
Noncash stock-based compensation and other	—	—	14	—	(1)	13
Redemption of preferred and preference stock	(300)	—	7	—	(15)	(308)
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the parent holding company of Southern California Edison Company ("SCE") and Edison Energy Group, Inc. ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy Group is a holding company for Edison Energy, LLC ("Edison Energy") which is engaged in the competitive business of providing data-driven energy solutions to commercial, institutional and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE and its wholly owned and controlled subsidiaries. All intercompany transactions have been eliminated from the consolidated financial statements.
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
The preparation of financial statements in conformity with United States generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been conformed to the current year's presentation, including the presentation of long-term insurance receivables on the consolidated balance sheets of Edison International and Southern California Edison, previously presented as other long-term assets.

Cash, Cash Equivalents and Restricted Cash
Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	December 31,
(in millions)	2020	2019	2020	2019
Money market funds	$62	$31	$38	$—
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	December 31,
(in millions)	2020	2019	2020	2019
Book balances reclassified to accounts payable	$69	$75	$69	$74
The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

(in millions)	December 31, 2020	December 31, 2019
Edison International:
Cash and cash equivalents	$87	$68
Short-term restricted cash[1]	2	2
Total cash, cash equivalents, and restricted cash	$89	$70
SCE:
Cash and cash equivalents	$55	$24
Short-term restricted cash[1]	1	—
Total cash, cash equivalents, and restricted cash	$56	$24
1    Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. At December 31, 2020, this included the estimated impacts of the COVID-19 pandemic.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Year ended December 31, 2020
(in millions)	Customers	All others
Beginning balance	$35	$14
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses	36	9
Deferred to regulatory assets	120	—
Less: write-offs, net of recoveries	16	10
Ending balance	$175	$13

Inventory
SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at weighted average cost.
Emission Allowances and Energy Credits
SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted average cost or market. SCE had GHG allowances held for use of $78 million and $50 million at December 31, 2020 and 2019, respectively. GHG emission obligations were $64 million and $50 million at December 31, 2020 and 2019, respectively, and are classified as "Other current liabilities" on the consolidated balance sheets.
SCE is allocated low carbon fuel standard ("LCFS") credits which it sells to market participants. Proceeds from the sales, net of program costs, are recorded in a balancing account to be refunded to eligible customers. SCE's net proceeds from the sale of these LCFS credits were $176 million and $184 million and are classified as "Regulatory liabilities" on the consolidated balance sheets at December 31, 2020 and 2019, respectively.
Property, Plant and Equipment
SCE plant additions, including eligible replacements and betterments, are capitalized. Direct material and labor and indirect costs such as construction overhead, administrative and general costs, pension and benefits, and property taxes are capitalized as part of plant additions. The CPUC authorizes a capitalization rate for each of the indirect costs which are allocated to each project based on either labor or total costs.
Estimated useful lives authorized by the CPUC in the 2018 General Rate Case ("GRC") and weighted average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted Average Useful Lives
Generation plant	10 years to 55 years	36 years
Distribution plant	20 years to 65 years	48 years
Transmission plant	45 years to 65 years	54 years
General plant and other	5 years to 60 years	25 years
Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. SCE's depreciation expense was $1.8 billion, $1.7 billion and $1.7 billion for 2020, 2019 and 2018, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 3.6%, 3.6% and 3.7% for 2020, 2019 and 2018, respectively. The original costs of retired property are charged to accumulated depreciation. See Note 2 for further information.
Nuclear fuel for the Palo Verde Nuclear Generating Station ("Palo Verde") is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Palo Verde nuclear fuel is amortized using the units of production method.
Allowance for funds used during construction ("AFUDC") represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $121 million, $101 million and $104 million in 2020, 2019 and 2018, respectively, and is reflected in "Other income." AFUDC debt was $53 million, $63 million and $44 million in 2020, 2019 and 2018, respectively and is reflected as a reduction of "Interest expense."
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
Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 (the "Wildfire Insurance Fund" and "AB 1054")
Edison International and SCE accounted for the contributions to the Wildfire Insurance Fund similarly to prepaid insurance. No period of coverage was provided in AB 1054, therefore expense is being allocated to periods ratably based on an estimated period of coverage. Edison International and SCE have a $2.4 billion and $2.8 billion long-term asset at December 31, 2020 and December 31, 2019, respectively, and a $323 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during the third quarter of 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization at both December 31, 2020 and December 31, 2019. A long-term liability of $703 million and $785 million have been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contribution amounts, at December 31, 2020 and December 31, 2019, respectively. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.
During 2020 a period of 10 years was used to amortize the asset. All expenses related to the contributions are being reflected in "Operation and maintenance" in the consolidated statements of income. Changes in the estimated period of coverage provided by the Wildfire Insurance Fund could lead to material changes in future expense recognition. In estimating the period of coverage Edison International and SCE used Monte Carlo simulations based on five years (2014 – 2018) of historical data from wildfires caused by electrical utility equipment to estimate expected losses. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, Pacific Gas & Electric Company ("PG&E") and San Diego Gas & Electric ("SDG&E") against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. Edison International and SCE evaluate all inputs annually, or upon claims being made from the fund for catastrophic wildfires, and the expected life of the insurance fund will be adjusted as required. Based on information available in the first quarter of 2021 regarding catastrophic wildfires during 2019 and 2020, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. Using 7 years of historical data (2014 – 2020) of wildfires caused by electrical utility equipment to create Monte Carlo simulations of expected loss, resulted in the expected life of the Wildfire Insurance Fund increasing from 10 years to 15 years from the date SCE committed to participate in the Wildfire Insurance Fund.
Edison International and SCE will assess the Wildfire Insurance Fund contribution assets for impairment in the event that a participating utility's electrical equipment is found to be the substantial cause of a catastrophic wildfire, based on the ability of SCE to benefit from the coverage provided by the Wildfire Insurance Fund in an amount equal to the recorded assets.
Goodwill
Edison International assesses goodwill through an annual goodwill impairment test, at the reporting unit level as of October 1 of each year. Edison International updates its goodwill impairment test between annual tests if events occur or circumstances change such that it is more likely than not that the fair value of a reporting unit is below its carrying value. In June 2020, the goodwill associated with Edison Energy was fully impaired primarily from the economic impact of COVID-19. During the second quarter of 2020 and in the fourth quarter of 2019 and 2018, Edison International recorded an impairment of its Edison Energy reporting unit goodwill totaling $34 million ($25 million after-tax), $25 million ($18 million after-tax), $19 million ($13 million after-tax), respectively. At December 31, 2020 and December 31, 2019, Edison International had no remaining goodwill and $34 million of goodwill, respectively, all of which is related to its Edison Energy reporting unit.

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
The following table summarizes the changes in SCE's ARO liability:

	December 31,
(in millions)	2020	2019
Beginning balance	$3,029	$3,031
Accretion[1]	160	166
Revisions	(36)	4
Liabilities settled	(223)	(172)
Ending balance	$2,930	$3,029
1    An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.
AROs related to decommissioning of SCE's nuclear power facilities are based on site-specific studies conducted as part of each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") conducted before the CPUC. Revisions of an ARO are established for updated site-specific decommissioning cost estimates.
The ARO for decommissioning SCE's San Onofre Nuclear Generating Station ("San Onofre") and Palo Verde nuclear power facilities is $2.6 billion as of December 31, 2020. The liability to decommission SCE's nuclear power facilities is based on a 2017 decommissioning study that was filed as part of the 2018 NDCTP for San Onofre Units 1, 2 and 3, and a 2019 decommissioning study for Palo Verde. SCE revised the ARO for Palo Verde in 2020 and for San Onofre Units 1, 2 and 3 in 2018 to reflect updated decommissioning cost estimates.
SCE records an ARO regulatory liability as a result of timing differences between the recognition of costs and the recovery of costs through the ratemaking process. For further information, see Note 11.
Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work. Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the spent nuclear fuel transfer from San Onofre Units 2 and 3 to dry cask storage in the ISFSI was completed in August 2020. In October 2019, the California Coastal Commission approved SCE's application for the Coastal Development Permit, the principal discretionary permit required to start major decommissioning activities at San Onofre. In August 2020, SCE commenced major decommissioning activities at San Onofre in accordance with the terms of the permit.
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
Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $6.6 billion through 2079 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 0.6% to 7.5% (depending on the cost element)

annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 1.3% to 4.1% dependent on asset class. If the assumed return on trust assets is not earned or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates, subject to a reasonableness review. See Note 10 for further information.
Due to regulatory recovery of SCE's nuclear decommissioning expense, prudently incurred costs for nuclear decommissioning activities do not affect SCE's earnings. SCE's nuclear decommissioning costs are subject to CPUC review through the triennial regulatory proceeding. SCE's nuclear decommissioning trust investments primarily consist of fixed income investments that are classified as available-for-sale and equity investments. Due to regulatory mechanisms, investment earnings and realized gains and losses have no impact on earnings. Unrealized gains and losses on decommissioning trust funds, including impairment, increase or decrease the trust assets and the related regulatory asset or liability and have no impact on electric utility revenue or decommissioning expense. SCE reviews each fixed income security for impairment on the last day of each month. If the fair value on the last day of the month is less than the amortized cost for that security, SCE impairs the disclosed amortized cost. If the fair value is greater or less than the carrying value for that security at the time of sale, SCE recognizes a related realized gain or loss, respectively.
Deferred Financing Costs
Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $133 million and $142 million at December 31, 2020 and 2019, respectively, reflected as long-term "Regulatory assets" in the consolidated balance sheets. In addition, Edison International and SCE had debt issuance costs related to issuances of long-term debt of $131 million and $117 million at December 31, 2020, respectively, and $121 million and $106 million at December 31, 2019, respectively, reflected as a reduction of "Long-term debt" on the consolidated balance sheets.
Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE
	Years ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Amortization of deferred financing costs charged to interest expense	$32	$30	$30	$27	$26	$26
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
Sales and Use Taxes
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. SCE's franchise fees billed to customers were $131 million, $122 million and $133 million for the years ended December 31, 2020, 2019 and 2018, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
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
Regulatory Proceedings
2018 General Rate Case
In May 2019, the CPUC approved a final decision in SCE's 2018 GRC.
The revenue requirements in the 2018 GRC final decision are retroactive to January 1, 2018. SCE recorded the prior period impact of the 2018 GRC final decision in 2019 including:
•An increase to earnings of $65 million attributable to 2018 from the application of the decision to revenue, depreciation expense and income tax expense. The reduction of revenue of $289 million reflected the lower authorized revenue related to 2018.
•An impairment of utility property, plant and equipment of $170 million ($123 million after-tax) related to disallowed historical capital expenditures, primarily the write-off of specific pole replacements the CPUC determined were performed prematurely.
2021 General Rate Case
In the 2021 GRC, SCE has requested a test year revenue requirement of $7.6 billion, an approximately $1.3 billion increase over the 2020 revenue requirement authorized in the 2018 GRC as updated for post test-year ratemaking changes.
SCE believes that receiving a proposed decision on track 1 of the 2021 GRC in the first quarter of 2021 in line with the CPUC’s schedule for track 1 is unlikely. The CPUC has approved the establishment of a memorandum account making the authorized revenue requirement changes effective January 1, 2021. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision. SCE expects to recognize revenue based on the 2020 authorized revenue requirement until a GRC decision is issued.

Power Purchase Agreements
SCE enters into power purchase agreements ("PPAs") in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity ("VIE"). If SCE is the primary beneficiary in the VIE, SCE should consolidate the VIE. None of SCE's PPAs resulted in consolidation of a VIE at December 31, 2020 and 2019. See Note 3 for further discussion of PPAs that are considered variable interests.
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
Leases
On January 1, 2019, Edison International and SCE adopted accounting standards updates that require lessees to recognize a lease on the balance sheet as a right-of-use ("ROU") asset and related lease liability and classify the lease as either operating or finance. A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. An entity controls the use when it has a right to obtain substantially all of the benefits from the use of the identified asset and has the right to direct the use of the asset. SCE determines if an arrangement is a lease at contract inception. SCE includes both the lease and non-lease components as a single component and accounts for them as a lease for all classes of underlying assets, except energy storage underlying assets which were first contracted in 2020 and for which each component will be separately accounted for. Lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. SCE calculates and uses the rate implicit in the lease if the information is readily available or if not available, SCE uses its incremental borrowing rate in determining the present value of lease payments. Incremental borrowing rates are comprised of underlying risk-free rates and secured credit spreads relative to first mortgage bonds with like tenors of lease term durations. Lease ROU assets are based on the liability, subject to adjustments, such as lease incentives. The ROU assets also include any lease payments made at or before the commencement date. SCE excludes variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. SCE's lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases are included in "Operating lease right-of-use assets," "Current portion of operating lease liabilities" and "Operating lease liabilities" on the consolidated balance sheets. Finance leases are included in "Utility property, plant and equipment," "Other current liabilities" and "Other deferred credits and other long-term liabilities" on the consolidated balance sheets.
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
Stock-Based Compensation
Stock options, performance shares, deferred stock units and restricted stock units have been granted under Edison International's long-term incentive compensation programs. For equity awards that are settled in common stock, Edison International either issues new common stock, or uses a third party to purchase shares from the market and deliver such shares for the settlement of the awards. The performance shares granted during 2018 that are earned, have been or will be settled solely in cash. The performance shares granted in 2019 and 2020 that are earned, will be settled in common stock. Stock options, deferred stock units and restricted stock units are settled in common stock. However, for awards that are otherwise settled entirely in common stock, Edison International substitutes cash awards to the extent necessary to satisfy applicable tax withholding obligations or government levies.
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
Effective January 1, 2020, the common equity component of SCE's CPUC authorized capital structure was increased from 48% to 52% on a weighted average basis over the January 1, 2020 to December 31, 2022 compliance period. Under AB 1054, the impact of SCE's contributions to the Wildfire Insurance Fund are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see Note 12.
In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. The temporary exclusion will lapse on May 7, 2022 or when a determination regarding cost recovery for the 2017/2018 Wildfire/Mudslide Events is made, whichever comes earlier. If the CPUC has not made a determination regarding cost recovery by May 7, 2022, SCE is permitted to file another application for a waiver of compliance with its equity ratio requirement. In the interim, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE’s spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see Note 12.
SCE monitors its compliance with the CPUC's equity ratio requirement based on the weighted average of the common equity component of SCE's CPUC authorized capital structure over the Capital Structure Compliance Period using its actual capital structure from the beginning of the Capital Structure Compliance Period through the reporting date together with forecasted performance and expected financing activities for the remainder of the Capital Structure Compliance Period. SCE expects to be compliant with its CPUC authorized capital structure at December 31, 2022.
As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 25, 2021, SCE declared a dividend to Edison International of $325 million.
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

EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions, except per share amounts)	2020	2019	2018
Basic earnings (loss) per share – continuing operations:
Income (loss) from continuing operations attributable to common shareholders	$739	$1,284	$(457)
Participating securities dividends	—	—	—
Income (loss) from continuing operations available to common shareholders	739	1,284	(457)
Weighted average common shares outstanding	373	340	326
Basic earnings (loss) per share – continuing operations	1.98	3.78	(1.40)
Diluted earnings (loss) per share – continuing operations:
Income (loss) from continuing operations attributable to common shareholders	739	1,284	(457)
Participating securities dividends	—	—	—
Income (loss) from continuing operations available to common shareholders	739	1,284	(457)
Income impact of assumed conversions	—	—	—
Income (loss) from continuing operations available to common shareholders and assumed conversions	739	1,284	(457)
Weighted average common shares outstanding	373	340	326
Incremental shares from assumed conversions[1]	1	1	—
Adjusted weighted average shares – diluted	374	341	326
Diluted earnings (loss) per share – continuing operations	$1.98	$3.77	$(1.40)
1    Due to the loss reported for the year ended December 31, 2018, incremental shares were not included as the effect would be antidilutive.
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 9,066,753, 4,511,802 and 8,852,706 shares of common stock for the years ended December 31, 2020, 2019 and 2018, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
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
Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Interest income, interest expense and penalties associated with income taxes are generally reflected in "Income tax expense" on the consolidated statements of income.
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
Subsequent Events
In February 2021, SCE Recovery Funding LLC, a bankruptcy remote, wholly owned special purpose subsidiary of SCE, issued $338 million of Senior Secured Recovery Bonds, Series 2021-A, in three tranches of $138 million, 0.86% due 2033, $100 million, 1.94% due 2040, and $100 million, 2.51% due 2045 ("Recovery Bonds") and used the proceeds to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service territory, associated with the AB 1054 Excluded Capital Expenditures ("Recovery Property"). The Recovery Bonds were payable only from and secured by the Recovery Property. SCE Recovery Funding LLC is considered a VIE and will be consolidated by SCE for financial reporting purposes, however, the Recovery Bonds do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. SCE used the proceeds it received from the sale of Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including the retirement of related debt.
New Accounting Guidance
Accounting Guidance Adopted
In June 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to require the use of the current expected credit loss model to measure impairment of financial assets measured at amortized cost, including trade and other receivables, and the use of an allowance to record estimated credit losses on available-for-sale debt securities. Edison International and SCE adopted this guidance on January 1, 2020 using the prospective adoption approach to available-for-sale debt securities and the modified retrospective approach to all other financial assets. The adoption of this guidance did not have a material impact on Edison International's and SCE's financial position or result of operations. See "Allowance for Uncollectible Accounts" and "Nuclear Decommissioning and Asset Retirement Obligations" above and Note 10 for further information.
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
In March 2020, the FASB issued an accounting standards update to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued an update to this standard to clarify that certain optional expedients and exceptions for contract modifications and hedge accounting apply to derivatives that are affected by the reference rate transition. Edison International and SCE have adopted the standard as of April 1, 2020 prospectively. SCE generally does not use hedge accounting for derivative transactions. SCE has a term loan with a variable interest rate based on LIBOR. In addition, both Edison International and SCE have revolving credit facilities with a variable interest rate based on LIBOR. These agreements contain provisions that require an amendment if LIBOR can no longer be used. SCE also has certain preference stocks, for which the distributions will be payable at a floating rate referenced to LIBOR from 2022. As of December 31, 2020, both Edison International and SCE have not utilized any of the expedients and therefore there is no impact on adoption of the guidance, however, if contract amendments are made where LIBOR is no longer valid, both Edison International and SCE expect to utilize the expedients through the allowed period of December 31, 2022.
In August 2018, the FASB issued an accounting standards update to remove, modify and add certain disclosure requirements related to employer-sponsored defined benefit pension or other postretirement plans. The guidance removes disclosure requirements that are no longer considered cost beneficial, clarifies certain specific disclosure requirements and adds disclosure requirements identified as relevant. The modifications only affect annual period disclosures and must be applied on a retrospective basis to all periods presented. Edison International and SCE have adopted this guidance for the year ending December 31, 2020. The adoption of this guidance did not materially affect the annual disclosures related to employer-sponsored defined benefit pension or other postretirement plans. See Note 9 for further information.
Accounting Guidance Not Yet Adopted
In August 2020, the FASB issued an accounting standards update to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update affect entities that issue convertible instruments indexed to or potentially settled in an entity's own equity. This guidance also simplifies an entity's application of the derivatives scope exception for contracts in its own equity and amends certain aspects of the EPS guidance. The guidance is effective January 1, 2022 with early adoption permitted after January 1, 2021. Edison International and SCE do not expect the adoption of this standard will materially affect Edison International's and SCE's financial position or result of operations.

Note 2.    Property, Plant and Equipment
SCE's property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2020	2019
Distribution	$28,663	$26,929
Transmission	15,669	14,720
Generation	3,709	3,664
General plant and other	5,129	4,583
Accumulated depreciation	(10,681)	(9,958)
	42,489	39,938
Construction work in progress	5,033	4,131
Nuclear fuel, at amortized cost	131	129
Total utility property, plant and equipment	$47,653	$44,198
Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, primarily ranging from 5 to 7 years and commencing upon operational use. Capitalized software costs, included in general plant and other above, were $1.2 billion and $1.0 billion at December 31, 2020 and 2019, respectively, and accumulated amortization was $0.6 billion and $0.4 billion, at December 31, 2020 and 2019, respectively. Amortization expense for capitalized software was $218 million, $190 million and $198 million in 2020, 2019 and 2018, respectively. At December 31, 2020, amortization expense is estimated to be $213 million, $168 million, $136 million, $82 million and $30 million for 2021 through 2025, respectively.
Jointly Owned Utility Projects
SCE owns undivided interests in transmission and generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income.
The following is SCE's investment in each asset as of December 31, 2020:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Net Book Value	Ownership Interest
Transmission systems:
Eldorado	$324	$74	$39	$—	$359	79%
Pacific Intertie	346	—	74	—	272	50%
Generating station:
Palo Verde (nuclear)	2,113	53	1,609	131	688	16%
Total	$2,783	$127	$1,722	$131	$1,319
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
Variable Interest in VIEs that are not Consolidated
Power Purchase Agreements
SCE has PPAs that are classified as variable interests in VIEs, including agreements through which SCE provides the natural gas to fuel the plants and fixed price contracts for renewable energy. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.
As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheets that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 12. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 5,103 megawatts ("MW") and 4,497 MW at December 31, 2020 and 2019, respectively, and the amounts that SCE paid to these projects were $744 million and $833 million for the years ended December 31, 2020 and 2019, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.
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
In September 2020, SCE Trust II redeemed $180 million of its trust securities from the public. The Trust II balance sheets as of December 31, 2020 and December 31, 2019 consisted of investments of $220 million and $400 million in the Series G Preference Stock, respectively, $220 million and $400 million of trust securities, respectively, and $10,000 each of common stock. The Trust III, Trust IV, Trust V and Trust VI balance sheets as of December 31, 2020 and December 31, 2019 consisted of investments of $275 million, $325 million, $300 million, and $475 million in the Series H, Series J, Series K and Series L Preference Stock, respectively, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.
The following table provides a summary of the trusts' income statements:

	Years ended December 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2020
Dividend income	$20	$16	$17	$16	$24
Dividend distributions	20	16	17	16	24
2019
Dividend income	$20	$16	$17	$16	$24
Dividend distributions	20	16	17	16	24
2018
Dividend income	$20	$16	$17	$16	$24
Dividend distributions	20	16	17	16	24
Note 4.    Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2020 and 2019, nonperformance risk was not material for Edison International and SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2020
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$120	$(18)	$108
Other	39	23	—	—	62
Nuclear decommissioning trusts:
Stocks[2]	1,908	—	—	—	1,908
Fixed Income[3]	519	2,113	—	—	2,632
Short-term investments, primarily cash equivalents	447	52	—	—	499
Subtotal of nuclear decommissioning trusts[4]	2,874	2,165	—	—	5,039
Total assets	2,913	2,194	120	(18)	5,209
Liabilities at fair value
Derivative contracts	—	10	12	(22)	—
Total liabilities	—	10	12	(22)	—
Net assets	$2,913	$2,184	$108	$4	$5,209

	December 31, 2019
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$19	$83	$(15)	$87
Other	4	14	—	—	18
Nuclear decommissioning trusts:
Stocks[2]	1,765	—	—	—	1,765
Fixed Income[3]	738	2,024	—	—	2,762
Short-term investments, primarily cash equivalents	98	48	—	—	146
Subtotal of nuclear decommissioning trusts[4]	2,601	2,072	—	—	4,673
Total assets	2,605	2,105	83	(15)	4,778
Liabilities at fair value
Derivative contracts	—	11	5	(15)	1
Total liabilities	—	11	5	(15)	1
Net assets	$2,605	$2,094	$78	$—	$4,777
1    Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2    Approximately 71% and 72% of SCE's equity investments were located in the United States at December 31, 2020 and 2019, respectively.
3    Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $29 million and $46 million at December 31, 2020 and 2019, respectively.
4    Excludes net payables of $206 million and $111 million at December 31, 2020 and 2019, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $24 million and $31 million at December 31, 2020 and 2019, respectively. Edison International Parent and Other assets measured at fair value and classified as Level 2 consisted of short-term investments of $5 million at December 31, 2020. Edison International Parent and Other had no short-term investments as of December 31, 2019.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	December 31,
(in millions)	2020	2019
Fair value of net assets at beginning of period	$78	$141
Purchases	8	6
Sales	(5)	(5)
Settlements	(117)	(60)
Total realized/unrealized gains (losses) [1,2]	144	(4)
Fair value of net assets at end of period	$108	$78
1    Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2    There were no material transfers into or out of Level 3 during 2020 and 2019.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value (in millions)			Significant	Range (per MWh)	Weighted Average (per MWh)
	Assets	Liabilities	Valuation Technique	Unobservable Input
Congestion revenue rights
December 31, 2020	$120	$12	Auction prices	CAISO CRR auction clearing prices	$(9.67) - $300.47	$2.75
December 31, 2019	83	5	Auction prices	CAISO CRR auction clearing prices	(3.59) - 25.32	1.97
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
Nonrecurring Fair Value Measurements
Edison International assesses goodwill at the reporting unit level. The fair value of the Edison Energy reporting unit is classified as Level 3 and is estimated using the income approach. During the second quarter of 2020 and fourth quarter of 2019, Edison International evaluated the recoverability of goodwill and recorded impairment charges of Edison Energy's goodwill totaling $34 million ($25 million after-tax) and $25 million ($18 million after-tax), respectively. See Note 1 for further details.
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2020		December 31, 2019
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$20,337	$23,824	$18,343	$20,137
SCE	17,204	20,365	15,211	16,892
1     Carrying value is net of debt issuance costs.
2    The fair value of Edison International's and SCE's long-term debt is classified as Level 2.

Note 5.    Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2020) of Edison International and SCE:

	December 31,
(in millions)	2020	2019
Edison International Parent and Other:
Debentures and notes:
2022 – 2028 (2.40% to 5.75%)	$3,150	$3,150
Current portion of long-term debt	—	(400)
Unamortized debt discount/premium and issuance costs, net	(17)	(18)
Total Edison International Parent and Other	3,133	2,732
SCE:
First and refunding mortgage bonds:
2022 – 2050 (1.20% to 6.05%)	16,843	14,272
Pollution-control bonds:
2023 (2.63%)	135	752
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	306	306
Other long-term debt [1]:	324	—
Current portion of long-term debt	(1,029)	(79)
Unamortized debt discount/premium and issuance costs, net	(80)	(119)
Total SCE	16,499	15,132
Total Edison International	$19,632	$17,864
1Subsequent to December 31, 2020, SCE issued first and refunding mortgage bonds which were used to partially pay down its commercial paper balance, see "Debt Financing Subsequent to December 31, 2020" for more information. Accordingly, SCE included the pay down amount of $324 million in other long-term debt.
Edison International and SCE long-term debt maturities over the next five years are as follows:

(in millions)	Edison International	SCE
2021	$1,029	$1,029
2022	1,064	364
2023	1,435	1,035
2024	500	—
2025	1,300	900
Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio to be less than or equal to 0.65 to 1. At December 31, 2020, SCE's debt to total capitalization ratio was 0.51 to 1 and was in compliance with all other financial covenants that affect access to capital. Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2020, Edison International consolidated debt to total capitalization ratio was 0.59 to 1.

Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at December 31, 2020:

(in millions, except for rates)
Execution date	Termination date	LIBOR plus (bps)	Use of proceeds	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent
June 2019	May 2024	128	Support commercial paper borrowings and general corporate purposes [1,4]	$1,500	$130	$—	$1370
Total Edison International Parent:				$1,500	$130	$—	$1,370
SCE
March 2020	March 2021	65	Finance a portion of the AB 1054 Capital Expenditures [2]	$800	$495	$—	$305
May 2020	May 2021	150	Undercollections related to COVID-19 and general corporate purposes	1,500	—	—	1,500
June 2019	May 2024	108	Support commercial paper borrowings and general corporate purposes [3,4]	3,000	725	159	2,116
Total SCE:				$5,300	$1,220	$159	$3,921
Total Edison International:				$6,800	$1,350	$159	$5,291
1At December 31, 2020 Edison International Parent had $130 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.42%. At December 31, 2019 Edison International Parent did not have any outstanding commercial paper.
2This credit facility may be extended for two 364-day periods, at the lenders' discretion. The aggregate maximum principal amount may be increased up to $1.1 billion provided that additional lender commitments are obtained.
3At December 31, 2020 and December 31, 2019, SCE had $725 million and $550 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.43% and 2.24%, respectively. As of December 31, 2020, $324 million outstanding commercial paper was classified as long-term debt due to subsequent refinancing. See "Debt Financing Subsequent to December 31, 2020" for more information.
4The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.
Term loan and other short-term debt
The following table summarizes the status of SCE's term loan and other short-term debt as of December 31, 2020:

(in millions, except for rates)
Issuance Date	Maturity	LIBOR plus (bps)	Use of Proceeds	Issuance Amount
Term loan
March 2020	March 2021	60	Fund a portion of the AB 1054 Excluded Capital Expenditures	$475
Floating rate first and refunding mortgage bonds
December 2020	December 2021	27	Partial repayment of AB 1054 credit facility and commercial paper borrowings and for general corporate purposes	900
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

Debt Financing Subsequent to December 31, 2020
In January 2021, SCE issued $750 million of 2.95% first and refunding mortgage bonds due in 2051 and $150 million of 2.25% first and refunding mortgage bonds due in 2030. The proceeds were primarily used to repay SCE's commercial paper borrowings and for general corporate purposes.
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
Commodity Price Risk
Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE's electricity price exposure arises from energy purchased from and sold to wholesale markets as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities and PPAs. SCE's natural gas price exposure arises from natural gas purchased for the Mountainview power plant and peaker plants, qualifying facilities contracts where pricing is based on a monthly natural gas index and PPAs in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was less than $1 million and $1 million as of December 31, 2020 and 2019, respectively, for which SCE has posted no collateral to its counterparties at the respective dates for its derivative liabilities and related outstanding payables for both periods. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2020, SCE would be required to post $3 million of additional collateral, all of which is related to outstanding payables.

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

	December 31, 2020
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term[3]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$103	$23	$126	$16	$6	$22	$104
Gross amounts offset in the consolidated balance sheets	(12)	(6)	(18)	(12)	(6)	(18)	—
Cash collateral posted[4]	—	—	—	(4)	—	(4)	4
Net amounts presented in the consolidated balance sheets	$91	$17	$108	$—	$—	$—	$108

	December 31, 2019
	Derivative Assets			Derivative Liabilities			Net Asset
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term[3]	Long-Term	Subtotal
Commodity derivative contracts
Gross amounts recognized	$94	$8	$102	$14	$2	$16	$86
Gross amounts offset in the consolidated balance sheets	(13)	(2)	(15)	(13)	(2)	(15)	—
Cash collateral posted[4]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$81	$6	$87	$1	$—	$1	$86
1Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3Included in "Other current liabilities" on Edison International's and SCE's consolidated balance sheets.
4At December 31, 2020, SCE posted $17 million of cash, of which $4 million was offset against derivative liabilities and $13 million was reflected in "Other current assets" on the consolidated balance sheets. At December 31, 2019, SCE posted $24 million of cash, all of which was not offset against net derivative liabilities and was reflected in "Other current assets" on the consolidated balance sheets.
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

The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2020	2019	2018
Realized gains (losses)	$87	$(7)	$26
Unrealized gains (losses)	17	(74)	82
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE economic hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2020	2019
Electricity options, swaps and forwards	GWh	1,581	3,155
Natural gas options, swaps and forwards	Bcf	34	43
Congestion revenue rights	GWh	41,151	48,170

Note 7.    Revenue
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
The following table is a summary of SCE's revenue:

	Years ended December 31,
	2020			2019			2018
(in millions)	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost- Recovery Activities	Total Consolidated	Earning Activities	Cost-Recovery Activities	Total Consolidated
Revenues from contracts with customers[1,2]	$6,920	$5,539	$12,459	$6,512	$4,655	$11,167	$6,519	$5,611	$12,130
Alternative revenue programs and other operating revenue[3]	548	539	1,087	166	973	1,139	41	440	481
Total operating revenue	$7,468	$6,078	$13,546	$6,678	$5,628	$12,306	$6,560	$6,051	$12,611
1    In the absence of a 2018 GRC decision, SCE recognized CPUC revenue in 2018 and first quarter of 2019 based on the 2017 authorized revenue requirements adjusted mainly for the July 2017 cost of capital decision and Tax Reform. SCE recorded the impact of the 2018 GRC final decision in the second quarter of 2019, including a $289 million reduction in revenue related to 2018. These revenue adjustments are included in "Revenues from contracts with customers." See "Note 1. Summary of Significant Accounting Policies—Revenue Recognition—Regulatory Proceedings—2018 General Rate Case" for further information.
2    At December 31, 2020 and 2019, SCE's receivables related to contracts from customers were $1.5 billion and $1.1 billion, which included accrued unbilled revenue of $521 million and $488 million, respectively.
3    Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Note 8.    Income Taxes
Current and Deferred Taxes
The components of income tax (benefit) expense by location of taxing jurisdiction are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Current:
Federal	$13	$—	$(57)	$12	$—	$(51)
State	(22)	6	(155)	(26)	14	(93)
	(9)	6	(212)	(14)	14	(144)
Deferred:
Federal	(230)	(243)	(386)	(207)	(206)	(354)
State	(66)	(41)	(141)	(56)	(37)	(198)
	(296)	(284)	(527)	(263)	(243)	(552)
Total continuing operations	(305)	(278)	(739)	(277)	(229)	(696)
Discontinued operations[1]	—	—	(34)	—	—	—
Total	$(305)	$(278)	$(773)	$(277)	$(229)	$(696)
1     In the fourth quarter of 2018, Edison International and SCE recognized tax benefits related to a settlement with the California Franchise Tax Board for tax years 1994 – 2006. See further discussion in Tax Disputes below.

The components of net accumulated deferred income tax liability are:

	Edison International		SCE
	December 31,
(in millions)	2020	2019	2020	2019
Deferred tax assets:
Property	$590	$478	$540	$435
Wildfire-related[1]	1,134	847	1,134	847
Nuclear decommissioning trust assets in excess of nuclear ARO liability	515	449	515	449
Loss and credit carryforwards[2]	1,991	1,515	683	253
Regulatory asset	841	739	841	739
Pension and postretirement benefits other than pensions, net	163	170	35	40
Other	513	408	527	416
Sub-total	5,747	4,606	4,275	3,179
Less: valuation allowance[3]	35	35	—	—
Total	5,712	4,571	4,275	3,179
Deferred tax liabilities:
Property	8,879	8,244	8,871	8,234
Regulatory liability	1,111	570	1,111	570
Nuclear decommissioning trust assets	515	449	515	449
Other	514	320	499	310
Total	11,019	9,583	10,996	9,563
Accumulated deferred income tax liability, net[4]	$5,307	$5,012	$6,721	$6,384
1     Relates to accrued estimated losses for wildfire-related claims, net of expected recoveries from insurance and FERC customers, and contributions to the Wildfire Insurance Fund. For further information, see Note 12 and Note 1.
2     As of December 31, 2020, deferred tax assets for net operating loss and tax credit carryforwards are reduced by unrecognized tax benefits of $270 million and $190 million for Edison International and SCE, respectively.
3     As of December 31, 2020, Edison International has recorded a valuation allowance of $31 million for non-California state net operating loss carryforwards, and $4 million for California capital losses generated from sale of SoCore Energy in 2018, which are estimated to expire before being utilized.
4     Included in "Deferred income taxes and credits" on the consolidated balance sheets.
Net Operating Loss and Tax Credit Carryforwards
The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE
	December 31, 2020
(in millions)	Loss Carryforwards	Credit Carryforwards	Loss Carryforwards	Credit Carryforwards
Expire in 2021	$4	$—	$4	$—
Expire between 2022 to 2025	31	—	26	—
Expire between 2029 to 2042	1,192	515	380	50
No expiration date[1]	509	10	413	—
Total	$1,736	$525	$823	$50
1Under Tax Reform, federal net operating losses generated after December 31, 2017 can carryforward indefinitely.
Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $218 million and $212 million related to Capistrano Wind for 2020 and 2019, respectively. Under a tax allocation agreement, Edison International has recorded a corresponding liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind of these tax benefits when realized.
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE
	Years ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Income (loss) from continuing operations before income taxes	$566	$1,127	$(1,089)	$665	$1,301	$(885)
Provision for income tax at federal statutory rate of 21%	119	237	(229)	140	273	(186)
Increase in income tax from:
Items presented with related state income tax, net:
State tax, net of federal benefit	(61)	(22)	(168)	(52)	(13)	(155)
Property-related	(320)	(303)	(275)	(320)	(303)	(275)
Change related to uncertain tax positions[1]	(15)	—	(66)	(19)	—	(71)
Deferred tax re-measurement[2]	—	(88)	—	—	(88)	—
2018 GRC Final Decision	—	(80)	—	—	(80)	—
Corporate-owned life insurance cash surrender value	(8)	(8)	(8)	(8)	(8)	(8)
Other	(20)	(14)	7	(18)	(10)	(1)
Total income tax benefit from continuing operations	$(305)	$(278)	$(739)	$(277)	$(229)	$(696)
Effective tax rate	(53.9)%	(24.7)%	(67.9)%	(41.7)%	(17.6)%	(78.6)%
1    In 2020, Edison International and SCE recognized tax expense and benefit, respectively, primarily due to the re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit. In 2018, Edison International and SCE recognized tax benefits related to a settlement with the California Franchise Tax Board for tax years 1994 – 2006. See further discussion in Tax Disputes below.
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

Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits for continuing and discontinued operations:

	Edison International			SCE
	December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Balance at January 1,	$370	$338	$432	$282	$249	$331
Tax positions taken during the current year:
Increases	55	46	41	56	47	42
Tax positions taken during a prior year:
Increases[1]	274	6	—	4	6	—
Decreases[2]	(20)	(20)	(108)	(22)	(20)	(121)
Settlements with taxing authorities[3]	—	—	(27)	—	—	(3)
Balance at December 31,	$679	$370	$338	$320	$282	$249
1    Edison International recorded favorable tax positions in 2020 in connection with the Edison Mission Energy ("EME") bankruptcy that required a revaluation of the reserve for uncertain tax positions.
2     Decrease in 2018 was related to re-measurement as a result of a settlement with the California Franchise Tax Board for tax years 1994 – 2006.
3     In 2018, Edison International reached a settlement with the California Franchise Tax Board for tax years 1994 – 2006.
As of December 31, 2020, if recognized, $446 million of unrecognized tax benefits would impact Edison International's effective tax rate and $87 million of the unrecognized tax benefits would impact SCE's effective tax rate.
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
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to income tax liabilities for continuing and discontinued operations are:

	Edison International		SCE
	Years ended December 31,
(in millions)	2020	2019	2020	2019
Accrued interest and penalties	$52	$56	$23	$29
The net after-tax interest and penalties recognized in income tax expense (benefit) for continuing and discontinued operations are:

	Edison International			SCE
	December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Net after-tax interest and penalties tax expense (benefit)	$4	$4	$(62)	$6	$3	$(25)

Note 9.    Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The employer contributions were as follows:

	Edison International	SCE
(in millions)	Years ended December 31,
2020	$93	$92
2019	82	81
2018	74	74
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. Employees hired by the Participating Companies on or after December 31, 2017 will no longer be eligible to participate in the Plan. In lieu of that, an additional non-contributory employer contribution will be deposited into the Edison 401(k) Savings Plan. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $55 million and $31 million, respectively, for the year ending December 31, 2021. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
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

Information on pension plan assets and benefit obligations for continuing and discontinued operations is shown below.

	Edison International		SCE
	Years ended December 31,
(in millions)	2020	2019	2020	2019
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,139	$3,880	$3,662	$3,431
Service cost	121	114	117	110
Interest cost	124	155	110	138
Actuarial loss	323	240	292	199
Benefits paid	(231)	(250)	(197)	(216)
Projected benefit obligation at end of year	$4,476	$4,139	$3,984	$3,662
Change in plan assets
Fair value of plan assets at beginning of year	$3,755	$3,321	$3,541	$3,124
Actual return on plan assets	584	611	551	576
Employer contributions	62	73	45	57
Benefits paid	(230)	(250)	(197)	(216)
Fair value of plan assets at end of year	4,171	3,755	3,940	3,541
Funded status at end of year	$(305)	$(384)	$(44)	$(121)
Amounts recognized in the consolidated balance sheets consist of [1]:
Current liabilities	(24)	(19)	(2)	(2)
Long-term liabilities	(281)	(365)	(42)	(119)
	$(305)	$(384)	$(44)	$(121)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$(1)	$(1)	$—	$—
Net loss[1]	96	95	16	17
	95	94	16	17
Amounts recognized as a regulatory asset	12	87	12	87
Total not yet recognized as expense	$107	$181	$28	$104
Accumulated benefit obligation at end of year	$4,238	$3,968	$3,776	$3,529
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	4,476	4,139	3,984	3,662
Accumulated benefit obligation	4,238	3,968	3,776	3,529
Fair value of plan assets	4,171	3,755	3,940	3,541
Weighted average assumptions used to determine obligations at end of year:
Discount rate	2.38%	3.11%	2.38%	3.11%
Rate of compensation increase	4.00%	4.10%	4.00%	4.10%
1    The SCE liability excludes a long-term payable due to Edison International Parent of $139 million and $133 million at December 31, 2020 and 2019, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent. SCE's accumulated other comprehensive loss of $16 million and $17 million at December 31, 2020 and 2019, excludes net losses of $41 million and $37 million related to these benefits, respectively.
For Edison International and SCE, respectively, the 2020 actuarial losses are primarily related to $339 million and $305 million in losses from a decrease in the discount rate (from 3.11% as of December 31, 2019 to 2.38% as of December 31, 2020), partially offset by $117 million and $124 million in gains from other economic assumption changes; the 2019 actuarial losses are primarily related to $401 million and $373 million in losses from a decrease in the discount rate (from 4.19% as of

December 31, 2018 to 3.11% as of December 31, 2019), partially offset by $157 million and $177 million in gains from other economic assumption changes.
Net periodic pension expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$121	$114	$126	$119	$111	$123
Non-service cost
Interest cost	124	155	140	114	143	128
Expected return on plan assets	(215)	(205)	(228)	(203)	(194)	(214)
Amortization of prior service cost	2	2	3	1	2	3
Amortization of net loss	10	7	9	7	5	6
Regulatory adjustment (deferred)	16	(3)	15	16	(3)	15
Total non-service benefit	(63)	(44)	(61)	(65)	(47)	(62)
Total expense recognized	$58	$70	$65	$54	$64	$61
Other changes in pension plan assets and benefit obligations recognized in other comprehensive loss for continuing operations:

	Edison International			SCE
	Years ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Net loss	$11	$19	$5	$9	$21	$5
Amortization of net loss	(10)	(7)	(9)	(7)	(5)	(6)
Total recognized in other comprehensive loss	1	12	(4)	2	16	(1)
Total recognized in expense and other comprehensive loss	$59	$82	$61	$56	$80	$60
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.
Edison International and SCE used the following weighted average assumptions to determine pension expense for continuing operations:

	Years ended December 31,
	2020	2019	2018
Discount rate	3.11%	4.19%	3.46%
Rate of compensation increase	4.10%	4.10%	4.10%
Expected long-term return on plan assets	6.00%	6.50%	6.50%
Interest crediting rate for cash balance account
Starting rate	3.61%	4.46%	4.36%
Ultimate rate	5.00%	5.75%	5.75%
Year ultimate rate is reached	2025	2022	2022

The following benefit payments, which reflect expected future service, are expected to be paid:

(in millions)	Edison International	SCE
2021	$294	$254
2022	297	259
2023	298	262
2024	299	266
2025	302	268
2026 – 2030	1,403	1,317
Postretirement Benefits Other Than Pensions ("PBOP(s)")
Employees hired prior to December 31, 2017 who are retiring at or after age 55 with at least 10 years of service may be eligible for postretirement healthcare benefits. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Employees hired on or after December 31, 2017 are no longer eligible for retiree healthcare benefits. In lieu of those benefits, the Company will provide a health reimbursement account of $200 per month available only after meeting certain age and service year requirements. Under the terms of the Edison International Welfare Benefit Plan ("PBOP Plan"), each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of all PBOP Plan benefits with respect to its employees and former employees that exceed the participants' share of contributions. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.
The expected contributions (substantially all of which are expected to be made by SCE) for PBOP benefits are $9 million for the year ended December 31, 2021. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
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

Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$2,083	$1,986	$2,074	$1,977
Service cost	38	30	37	30
Interest cost	63	77	63	77
Actuarial (gain) loss	(46)	70	(45)	70
Plan participants' contributions	29	29	29	29
Benefits paid	(94)	(109)	(94)	(109)
Benefit obligation at end of year	$2,073	$2,083	$2,064	$2,074
Change in plan assets
Fair value of plan assets at beginning of year	$2,465	$2,133	$2,464	$2,133
Actual return on assets	309	401	309	401
Employer contributions	8	11	8	10
Plan participants' contributions	29	29	29	29
Benefits paid	(94)	(109)	(93)	(109)
Fair value of plan assets at end of year	2,717	2,465	2,717	2,464
Funded status at end of year	$644	$382	$653	$390
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$663	$393	$663	$402
Current liabilities	(10)	(11)	(10)	(12)
Long-term liabilities	(9)	—	—	—
	$644	$382	$653	$390
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1	$2	$—	$—
Amounts recognized as a regulatory liability	(671)	(416)	(671)	(416)
Total not yet recognized as income	$(670)	$(414)	$(671)	$(416)
Weighted average assumptions used to determine obligations at end of year:
Discount rate	2.67%	3.32%	2.67%	3.32%
Assumed health care cost trend rates:
Rate assumed for following year	6.50%	6.50%	6.50%	6.50%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029	2029

Net periodic PBOP expense components for continuing operations are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Service cost	$38	$30	$37	$37	$30	$37
Non-service cost
Interest cost	63	77	80	63	77	80
Expected return on plan assets	(119)	(111)	(121)	(119)	(111)	(122)
Amortization of prior service credit	(1)	(1)	(1)	(1)	(1)	(1)
Amortization of net gain	(29)	(17)	—	(29)	(17)	—
Regulatory adjustment	49	29	24	49	29	24
Total non-service benefit	(37)	(23)	(18)	(37)	(23)	(19)
Total expense	$1	$7	$19	$—	$7	$18
In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.
Edison International and SCE used the following weighted average assumptions to determine PBOP expense for continuing operations:

	Years ended December 31,
	2020	2019	2018
Discount rate	3.32%	4.35%	3.70%
Expected long-term return on plan assets	4.90%	5.30%	5.30%
Assumed health care cost trend rates:
Current year	6.50%	6.75%	6.75%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029
The following benefit payments (net of plan participants' contributions) are expected to be paid:

(in millions)	Edison International	SCE
2021	$83	$82
2022	84	84
2023	86	86
2024	89	88
2025	90	90
2026 – 2030	475	472

Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes and may have active and passive investment strategies within asset classes. Target allocations for 2020 pension plan assets were 23% for U.S. equities, 17% for non-U.S. equities, 45% for fixed income and 15% for opportunistic and/or alternative investments. Target allocations for 2020 PBOP plan assets (except for Represented VEBA which is 95% for fixed income and 5% for U.S. and non-U.S. equities) are 58% for U.S. and non-U.S. equities, 29% for fixed income and 13% for opportunistic and/or alternative investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.
Allowable investment types include:
•United States equities: common and preferred stocks of large, medium, and small companies which are predominantly United States-based.
•Non-United States equities: equity securities issued by companies domiciled outside the United States and in depository receipts which represent ownership of securities of non-United States companies.
•Fixed income: fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities including municipal bonds, mortgage backed securities and corporate debt obligations. A portion of the fixed income positions may be held in debt securities that are below investment grade.
•Opportunistic, alternative and other investments: Opportunistic investments in short to intermediate term market opportunities. Investments may have fixed income and/or equity characteristics and may be either liquid or illiquid. Alternative investments are limited partnerships that invest in non-publicly traded entities. Other investments are diversified among multiple asset classes such as global equity, fixed income currency and commodities markets. Investments are made in liquid instruments within and across markets. The investment returns are expected to approximate the plans' expected investment returns.
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
Fair Value of Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust ("Master Trust") assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities,

U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. The fair value of the underlying investments in equity mutual funds are based on stock-exchange prices. The fair value of the underlying investments in fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. No investment is classified as Level 3 as of December 31, 2020 and 2019. Common/collective funds and partnerships are measured at fair value using the net asset value per share ("NAV") and have not been classified in the fair value hierarchy. Other investment entities are valued similarly to common/collective funds and are therefore classified as NAV. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable and classified as NAV and are discussed further at Note 9 to the pension plan master trust investments table below.
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
Pension Plan
The following table sets forth the Master Trust investments for Edison International and SCE that were accounted for at fair value as of December 31, 2020 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$151	$1,006	$—	$1,157
Corporate stocks[3]	570	5	—	575
Corporate bonds[4]	—	601	—	601
Common/collective funds[5]	—	—	1,017	1,017
Partnerships/joint ventures[6]	—	—	569	569
Other investment entities[7]	—	—	137	137
Registered investment companies[8]	69	—	23	92
Interest-bearing cash	7	—	—	7
Other	—	39	—	39
Total	$797	$1,651	$1,746	$4,194
Receivables and payables, net				(23)
Combined net plan assets available for benefits				4,171
SCE's share of net plan assets				$3,940

The following table sets forth the Master Trust investments that were accounted for at fair value as of December 31, 2019 by asset class and level within the fair value hierarchy:

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
1    These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2    Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
3    Corporate stocks are diversified. Performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (40%) and Morgan Stanley Capital International (MSCI) index (60%), at both December 31, 2020 and 2019.
4    Corporate bonds are diversified. At December 31, 2020 and 2019, respectively, this category includes $54 million and $45 million for collateralized mortgage obligations and other asset backed securities.
5 At December 31, 2020 and 2019, respectively, the common/collective assets were invested in equity index funds that seek to track performance of the Standard and Poor's 500 Index (37% and 35%) and Russell 1000 indexes (13% and 17%). In addition, at December 31, 2020 and 2019, respectively, 40% and 28% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index exUS and 8% and 12% of this category are in non-index U.S. equity fund, which is actively managed.
6    At December 31, 2020 and 2019, respectively, 49% and 51% are invested in private equity funds with investment strategies that include branded consumer products and clean technology companies, 23% and 17% are invested in ABS including distressed mortgages and commercial and residential loans, 4% and 8% are invested in a broad range of financial assets in all global markets. 19% are invested in publicly traded fixed income securities for both periods.
7    At both December 31, 2020 and 2019, other investment entities were invested in (1) emerging market equity securities and (2) domestic mortgage backed securities.
8    Level 1 registered investment companies primarily consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index. In addition, investments included fixed income fund used for cash management at December 31, 2020.
At December 31, 2020 and 2019, respectively, approximately 59% and 56% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

Postretirement Benefits Other than Pensions
The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2020 by asset class and level within the fair value hierarchy:

(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$380	$30	$—	$410
Corporate stocks[3]	224	3	—	227
Corporate notes and bonds[4]	—	1,079	—	1,079
Common/collective funds[5]	—	—	693	693
Partnerships[6]	—	—	81	81
Registered investment companies[7]	65	—	—	65
Interest bearing cash	—	26	—	26
Other[8]	—	132	—	132
Total	$669	$1,270	$774	$2,713
Receivables and payables, net				4
Combined net plan assets available for benefits				2,717
SCE's share of net plan assets				$2,717
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
1    These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2    Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
3    Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (70% and 68%) and the MSCI All Country World Index (30% and 32%) for 2020 and 2019, respectively.
4    Corporate notes and bonds are diversified and include approximately $170 million and $49 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2020 and 2019, respectively.
5    At December 31, 2020 and 2019, respectively, 70% and 74% of the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Index Investable Market Index. 22% and 19% are invested in a non-index U.S. equity fund which is actively managed. The remaining assets in this category are primarily invested in emerging market fund.
6    At December 31, 2020 and 2019, respectively, 46% and 55% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. 36%

and 28% of the remaining partnerships category are invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks. 18% and 15% are invested in a broad range of financial assets in all global markets.
7    At both December 31, 2020 and 2019, registered investment companies were primarily invested in a money market fund and exchange rate trade funds which seek to track performance of MSCI Emerging Market Index, Russell 2000 Index and international small cap equities.
8    Other includes $61 million and $66 million of municipal securities at December 31, 2020 and 2019, respectively.
At December 31, 2020 and 2019, respectively, approximately 66% and 65% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Stock-Based Compensation
Edison International maintains a shareholder-approved incentive plan (the "2007 Performance Incentive Plan") that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is approximately 71 million shares. As of December 31, 2020, Edison International had approximately 23 million shares remaining available for new award grants under its stock-based compensation plans.
The following table summarizes total expense and tax benefits associated with stock-based compensation:

	Edison International			SCE
	Years ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Stock-based compensation expense[1]:
Stock options	$15	$13	$11	$7	$7	$6
Performance shares	5	8	1	2	4	1
Restricted stock units	8	6	7	4	3	4
Other	1	2	2	—	—	—
Total stock-based compensation expense	29	29	21	13	14	11
Income tax benefits related to stock compensation expense	$4	$10	$6	$3	$6	$3
1    Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.
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

The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2020	2019	2018
Expected terms (in years)	5.2	5.5	5.7
Risk-free interest rate	0.4% - 0.6%	1.6% - 2.3%	2.6% - 3.0%
Expected dividend yield	4.2% - 5.0%	3.3% - 4.0%	3.6% - 4.3%
Weighted average expected dividend yield	4.7%	3.9%	3.8%
Expected volatility	24.9% - 26.9%	21.7% -24.1%	20.9% - 21.9%
Weighted average volatility	25.0%	21.8%	20.9%
The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity corresponds to the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2020. The volatility period used was 63 months, 66 months and 68 months at December 31, 2020, 2019 and 2018, respectively.
The following is a summary of the status of Edison International's stock options:

		Weighted Average
	Stock Options	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2019	9,278,677	$62.27
Granted	1,993,954	68.60
Forfeited or expired	(203,340)	65.75
Exercised[1]	(359,908)	48.59
Outstanding at December 31, 2020	10,709,383	63.85	6.03
Vested and expected to vest at December 31, 2020	10,391,796	63.60	6.17	$30
Exercisable at December 31, 2020	6,489,876	$62.08	4.83	$27
SCE:
Outstanding at December 31, 2019	4,934,702	$61.01
Granted	1,053,923	68.27
Forfeited or expired	(189,691)	65.75
Exercised[1]	(302,911)	49.49
Affiliate transfers, net	(5,535)	63.36
Outstanding at December 31, 2020	5,490,488	62.85	5.86
Vested and expected to vest at December 31, 2020	5,325,052	62.50	5.98	$20
Exercisable at December 31, 2020	3,361,238	$60.41	4.56	$19
1 Edison International and SCE recognized tax benefits of $2 million and $2 million, respectively, from stock options exercised in 2020.

At December 31, 2020, total unrecognized compensation cost related to stock options and the weighted average period the cost is expected to be recognized are as follows:

	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures (in millions)	$17	$9
Weighted average period (in years)	2.3	2.3
Supplemental Data on Stock Options

	Edison International			SCE
	Years ended December 31,
(in millions, except per award amounts)	2020	2019	2018	2020	2019	2018
Stock options:
Weighted average grant date fair value per option granted	$8.18	$8.80	$8.21	$8.16	$8.83	$8.22
Fair value of options vested	2	14	14	2	7	7
Value of options exercised	9	27	10	7	19	7
Performance Shares
A target number of contingent performance shares were awarded to executives in March 2020, 2019 and 2018 and vest at December 31, 2022, 2021 and 2020, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents).
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

The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards		Liability Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Edison International:
Nonvested at December 31, 2019	119,843	$66.03	113,186	$67.30
Granted	120,938	67.55	—
Forfeited	(7,157)	66.76	(3,825)
Vested[1]	—	—	(109,361)
Nonvested at December 31, 2020	233,624	$66.80	—	$—
SCE:
Nonvested at December 31, 2019	63,172	$66.27	58,399	$67.34
Granted	64,133	67.15	—
Forfeited	(6,408)	66.78	(3,409)
Vested[1]	—	—	(54,578)
Affiliate transfers, net	(253)	71.27	(412)
Nonvested at December 31, 2020	120,644	$66.70	—	$—
1    Relates to performance shares that will be paid in 2021 as performance targets were met at December 31, 2020.
Restricted Stock Units
Restricted stock units were awarded to executives in March 2020, 2019 and 2018 and vest and become payable on January 3, 2023, January 3, 2022 and January 4, 2021, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants, which vest on an accelerated basis.
The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2019	311,682	$66.11	159,985	$66.16
Granted	119,038	68.58	63,042	68.24
Forfeited	(11,294)	63.90	(10,095)	63.93
Vested	(85,553)	78.94	(42,549)	79.11
Affiliate transfers, net	—	—	(1,963)	68.16
Nonvested at December 31, 2020	333,873	$63.78	168,420	$63.78
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

	Longest Maturity Date	Amortized Cost		Fair Value
		December 31,
(in millions)		2020	2019	2020	2019
Stocks	—	N/A	N/A	$1,908	$1,765
Municipal bonds	2057	1,013	822	1,218	970
U.S. government and agency securities	2067	740	996	864	1,115
Corporate bonds	2070	460	597	550	679
Short-term investments and receivables/payables[1]	One-year	281	32	293	33
Total		$2,494	$2,447	$4,833	$4,562
1     Short-term investments include $138 million and $41 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by January 4, 2021 and January 2, 2020 as of December 31, 2020 and 2019, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $2.1 billion and $1.8 billion at December 31, 2020 and 2019, respectively.
Trust assets are used to pay income taxes. Deferred tax liabilities related to net unrealized gains were $515 million and $449 million at December 31, 2020 and December 31, 2019, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.3 billion and $4.1 billion at December 31, 2020 and December 31, 2019, respectively.
The following table summarizes the gains and losses for the trust investments:

	December 31,
(in millions)	2020	2019	2018
Gross realized gains	$255	$87	$134
Gross realized losses	(6)	(2)	(27)
Net unrealized gains (losses) for equity securities	176	343	(233)
Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.
Note 11.    Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC-authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased power, demand-side management programs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.68% and 7.61% in 2020 and 2019, respectively. The CPUC authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.

Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2020	2019
Current:
Regulatory balancing and memorandum accounts	$1,127	$798
Power contracts	165	189
Other	22	22
Total current	1,314	1,009
Long-term:
Deferred income taxes, net of liabilities	4,475	4,026
Pension and other postretirement benefits	12	87
Power contracts	239	434
Unamortized investments, net of accumulated amortization[1]	114	119
Unamortized loss on reacquired debt	133	142
Regulatory balancing and memorandum accounts	1,794	981
Environmental remediation	247	237
Other	106	62
Total long-term	7,120	6,088
Total regulatory assets	$8,434	$7,097
1    Relates to a regulatory asset that earns a rate of return. See below for further information.
In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs at December 31, 2020. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.
SCE's regulatory assets related to power contracts primarily represent derivative contracts that were designated as normal purchases and normal sales contracts. The liabilities for these power contracts are amortized over the remaining contract terms, approximately 2 to 3 years. For further information, see Note 1.
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
SCE has long-term unamortized investments which include nuclear assets related to Palo Verde and the beyond the meter program. Nuclear assets related to Palo Verde and the beyond the meter program are expected to be recovered by 2044 and 2027, respectively, and earned returns of 7.68% and 7.61% in 2020 and 2019, respectively.
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

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2020	2019
Current:
Regulatory balancing and memorandum accounts	$471	$883
Energy derivatives	87	80
Other	11	9
Total current	569	972
Long-term:
Costs of removal	2,595	2,674
Re-measurement of deferred taxes	2,283	2,424
Recoveries in excess of ARO liabilities	1,930	1,569
Regulatory balancing and memorandum accounts	1,062	1,261
Other postretirement benefits	671	416
Other	48	41
Total long-term	8,589	8,385
Total regulatory liabilities	$9,158	$9,357
SCE's regulatory liabilities related to energy derivatives are primarily an offset to unrealized gains on derivatives.
SCE's regulatory liabilities related to costs of removal represent differences between asset removal costs recorded in depreciation and amounts collected in rates for those costs.
As a result of Tax Reform, SCE's deferred tax assets and liabilities were re-measured at December 31, 2017, resulting in the initial recording of regulatory liabilities. The amount was further adjusted for CPUC's final resolution in February 2019, which stated that customers are only entitled to re-measurement of deferred taxes that were included when setting rates (i.e. included in rate base), and that all other deferred tax re-measurements belong to shareholders. The regulatory liabilities are generally expected to be refunded to customers over the lives of the assets and liabilities that gave rise to the deferred taxes.
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
SCE's regulatory liabilities related to other postretirement benefits represent the overfunded net actuarial gain. This amount will be refunded through rates charged to customers. See "Pension Plans and Postretirement Benefits Other than Pensions" discussion in Note 9.
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

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2020	2019
Asset (liability)
Energy resource recovery account	$(89)	$(23)
Portfolio allocation balancing account	497	537
New system generation balancing account	(10)	85
Public purpose programs and energy efficiency programs	(1,130)	(1,244)
Base revenue requirement balancing account	622	(328)
Greenhouse gas auction revenue and low carbon fuel standard revenue	(125)	(196)
FERC balancing accounts	12	(127)
Wildfire and drought restoration accounts[1]	361	120
Wildfire-related memorandum accounts[2]	1,104	748
COVID-19-related memorandum accounts[3]	176	—
Other	(30)	63
Asset (Liability)	$1,388	$(365)
1     The wildfire and drought restoration accounts regulatory assets represent restorative costs that are recorded in a Catastrophic Event Memorandum Account ("CEMA").
2    The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. During 2019, the CPUC approved a Wildfire Mitigation Plan memorandum account to track costs incurred to implement SCE's Wildfire Mitigation Plan that are not currently reflected in SCE's revenue requirements, a Grid Safety and Resiliency Program Memorandum Account ("GSRPMA") to track the costs of SCE's GS&RP that are incremental to costs approved for recovery in SCE's 2018 GRC and a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's 2018 GRC that are not tracked in any other wildfire-related memorandum account.
3    In July 2020, the CPUC approved establishment of the COVID-19 Pandemic Protection Memorandum Account ("CPPMA"), to track incremental consumer protection costs for residential and small commercial customers. A CEMA is used to track other incremental COVID-19 costs, including costs of sequestering employees at essential work locations. Both memorandum accounts were effective beginning March 2020.

Note 12.    Commitments and Contingencies
Power Purchase Agreements
SCE entered into various agreements to purchase power, electric capacity and other energy products. At December 31, 2020, the undiscounted future expected minimum payments for the SCE PPAs (primarily related to renewable energy contracts), which were approved by the CPUC and met other critical contract provisions (including completion of major milestones for construction), were as follows:

(in millions)	Total
2021	$3,144
2022	3,066
2023	2,937
2024	2,349
2025	2,236
Thereafter	21,756
Total future commitments[1]	$35,488
1Certain power purchase agreements are treated as operating or finance leases. For further discussion, see Note 13. Includes lease contracts commencing in 2021, 2022 and 2023 with future short-term lease expense of $242 million in 2021 and long-term minimum lease payments of $866 million.
Additionally, as of December 31, 2020, SCE has executed contracts (including capacity reduction contracts) that have not met the critical contract provisions that would increase contractual obligations by $29 million in 2021, $72 million in 2022, $93 million in 2023, $111 million in 2024, $111 million in 2025 and $1.2 billion thereafter, if all critical contract provisions are completed.
Costs incurred for PPAs were $3.8 billion in 2020, $3.7 billion in 2019 and $3.8 billion in 2018, which include costs associated with contracts with terms of less than one year.
Other Commitments
The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Other contractual obligations	$46	$43	$43	$45	$37	$154	$368
Costs incurred for other commitments were $80 million in 2020, $110 million in 2019 and $124 million in 2018. Other commitments include fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. Also included are commitments related to maintaining reliability and expanding SCE's transmission and distribution system.
The table above does not include asset retirement obligations, which are discussed in Note 1.
Indemnities
Edison International and SCE have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business.
Edison International and SCE have agreed to provide indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, indemnities for specified environmental liabilities and income taxes with respect to assets sold or other contractual arrangements. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.

Contingencies
In addition to the matters disclosed in these Notes, Edison International and SCE are involved in other legal, tax and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International and SCE believe the outcome of each of these other proceedings will not materially affect its financial position, results of operations and cash flows.
Southern California Wildfires and Mudslides
Wildfires in SCE's territory, including those where SCE's equipment may be alleged to be associated with the fire's ignition, have caused loss of life and substantial damage in recent years. Multiple factors have contributed to increased wildfire activity and faster progression of wildfires across SCE's service territory and in other areas of California. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, increased incidence of dry lightning, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires. SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk.
California has experienced unprecedented weather conditions in recent years and SCE's service territory remains susceptible to additional wildfire activity in 2021 and beyond. The worsening conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening weather and fuel conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its 2020 – 2022 Wildfire Mitigation Plan ("WMP") to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition, California has increased its investment in wildfire suppression capabilities.
In addition to the investments SCE is making through its WMP, SCE also uses its Public Safety Power Shutoffs ("PSPS") program to proactively de-energize power lines to mitigate the risk of catastrophic wildfires during extreme weather events. SCE initiated PSPS 12 times in 2020 as part of its wildfire mitigation efforts, impacting an aggregate of approximately 140,000 unique customers. In January 2021, the President of the CPUC sent SCE a letter expressing her concern regarding SCE's execution of PSPS in 2020 and notifying SCE that it must implement a PSPS action plan to reduce the impacts of PSPS on the customers and communities it serves. On a risk-informed basis, SCE is making efforts to reduce the frequency and impacts of PSPS in 2021 as compared to 2020, assuming that weather patterns in 2021 are similar to those experienced in 2020. SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive reliance on PSPS.
Edison International and SCE accrued estimated losses of $1,328 million in 2020 for wildfire-related claims, net of expected insurance recoveries. The 2020 charge includes an increase in estimated losses for claims related to the 2017/2018 Wildfire/Mudslide Events (defined below) of $1,297 million, against which SCE has recorded expected recoveries through FERC electric rates of $84 million. The resulting charge was $1,213 million ($874 million after-tax). The 2020 charge also includes $31 million ($21 million after FERC recovery and after-tax) of expenses primarily associated with self-insured retention related to the 2019/2020 Wildfires (defined below).
Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events, which are described below. Several wildfires have originated in Southern California subsequent to 2018, however, Edison International and SCE expect that any losses incurred in connection with these fires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material.
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
Final determinations of liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire-related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change.
2019/2020 Wildfires
Several wildfires significantly impacted portions of SCE's service territory in 2019 and 2020 (the wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "2019/2020 Wildfires"). Edison International and SCE expect that any losses incurred in connection with the 2019/2020 Wildfires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material. As of December 31, 2020, Edison International and SCE had estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $117 million reflected on their consolidated balance sheets related to the 2019/2020 Wildfires. As of the same date, Edison International and SCE also had assets for expected recoveries from insurance of $75 million and expected recoveries from FERC of $3 million on their consolidated balance sheets related to the 2019/2020 Wildfires.
One of the 2019/2020 Wildfires, the "Saddle Ridge" Fire, originated in Los Angeles county in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in injuries to 8 individuals and one fatality. An investigation into the cause of the Saddle Ridge Fire is being led by the Los Angeles Fire Department. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of possible losses that could be incurred cannot be estimated at this time. SCE has not accrued a charge for potential losses relating to the Saddle Ridge Fire.
Another of the 2019/2020 Wildfires, the "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County, California in September 2020. The United States Forest Service ("USFS") has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, 1 commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to 6 firefighters. In addition, the USFS has estimated suppression costs at $80 million. A camera in the vicinity of Cogswell Dam captured the initial stages of a fire with the first observed smoke approximately six minutes before an SCE circuit in the area experienced an anomaly (a relay). An investigation into the cause of the Bobcat Fire is being led by the USFS, and the USFS has taken a specific section of an SCE overhead conductor in the vicinity of Cogswell Dam into possession as part of its investigation. SCE understands that the USFS has also taken three tree branches in the area into possession. The SED is also conducting an investigation of the Bobcat Fire. SCE has accrued a charge for potential losses relating to the Bobcat Fire. The accrued charge corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the Bobcat Fire and is subject to change as additional information becomes available.
2017/2018 Wildfire/Mudslide Events
Wildfires in SCE's territory in December 2017 and November 2018 caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. The investigating government agencies, the Ventura County Fire Department ("VCFD") and California Department of Forestry and Fire Protection ("CAL FIRE"), have determined that the largest of the 2017 fires in SCE's territory originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by a second fire that originated near Koenigstein Road in the City of Santa Paula (the "Koenigstein Fire"). The December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. According to CAL FIRE, the Thomas and Koenigstein Fires, collectively, burned over 280,000 acres, destroyed or damaged an estimated 1,343 structures and resulted in two confirmed fatalities. The largest of the November 2018 fires in SCE's territory, known as the "Woolsey Fire," originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to CAL FIRE, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three confirmed fatalities. Two additional fatalities have been associated with the Woolsey Fire. The Thomas Fire, the Koenigstein

Fire, the Montecito Mudslides (defined below) and the Woolsey Fire are each referred to as a "2017/2018 Wildfire/Mudslide Event," and, collectively, referred to as the "2017/2018 Wildfire/Mudslide Events."
As described below, multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by debris flows and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides") based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and further alleging that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 confirmed fatalities, with two additional fatalities presumed. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The 2017/2018 Wildfire/Mudslide Events are discussed further below.
As of December 31, 2020, Edison International and SCE had paid $1.8 billion in settlements and had estimated losses of $4.4 billion reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events, consisting of $2.2 billion subject to settlements executed after December 31, 2020 and $2.2 billion for remaining alleged and potential claims. As of the same date, Edison International and SCE also had assets for remaining expected recoveries from insurance of $708 million, reflected as a short-term asset, and through FERC electric rates of $89 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of any potential fines or penalties that could be levied against SCE in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE are currently unable to reasonably estimate the magnitude of any such fines or penalties, or the associated timing if they were to be imposed. Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, the preliminary nature of the litigation processes, the uncertainty in estimating damages that may be alleged, and the uncertainty as to how these factors impact future settlements.
The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.
External Investigations and Internal Review
The VCFD and CAL FIRE have jointly issued reports concerning their findings regarding the causes of the Thomas Fire and the Koenigstein Fire. The reports did not address the causes of the Montecito Mudslides. SCE has also received a non-final redacted draft of a report from the VCFD regarding Woolsey Fire (the "Redacted Woolsey Report"). SCE anticipates that the VCFD will release its final report regarding the Woolsey Fire in 2021. The VCFD and CAL FIRE findings do not determine legal causation of or assign legal liability for the Thomas, Koenigstein or Woolsey Fires; final determinations of legal causation and liability would only be made during lengthy and complex litigation.
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

Thomas Fire
On March 13, 2019, the VCFD and CAL FIRE jointly issued a report concluding, after ruling out other possible causes, that the Thomas Fire was started by SCE power lines coming into contact during high winds, resulting in molten metal falling to the ground. However, the report does not state that their investigation found molten metal on the ground. At this time, based on available information, SCE has not determined whether its equipment caused the Thomas Fire. Based on publicly available radar data showing a smoke plume in the Anlauf Canyon area emerging in advance of the report's indicated start time, SCE believes that the Thomas Fire started at least 12 minutes prior to any issue involving SCE's system and at least 15 minutes prior to the start time indicated in the report. SCE is continuing to assess the extent of damages that may be attributable to the Thomas Fire.
Koenigstein Fire
On March 20, 2019, the VCFD and CAL FIRE jointly issued a report finding that the Koenigstein Fire was caused when an energized SCE electrical wire separated and fell to the ground along with molten metal particles and ignited the dry vegetation below. As previously disclosed, SCE believes that its equipment was associated with the ignition of the Koenigstein Fire. SCE is continuing to assess the extent of damages that may be attributable to the Koenigstein Fire.
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
Litigation
Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. Because potential plaintiffs can still timely file claims related to the 2017/2018 Wildfire/Mudslide Events, SCE expects to be the subject of additional lawsuits related to the events. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.
As of February 18, 2021, SCE was aware of at least 295 lawsuits, representing approximately 4,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One hundred fifty of the 295 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. An initial trial for a limited number of plaintiffs, sometimes referred to as a bellwether trial, on certain fire only matters is currently scheduled for July 19, 2021. The bellwether trial date may be further delayed to provide SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation the opportunity to pursue settlements of claims under a program adopted to promote an efficient and orderly settlement process.

Seventy-two of the 295 lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Forty of the 72 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. A bellwether jury trial previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption being caused by the COVID-19 pandemic.
As of February 18, 2021, SCE was aware of at least 301 lawsuits, representing approximately 6,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Two hundred forty-three of the 301 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. A bellwether jury trial is currently scheduled for June 1, 2021.
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

In the third quarter of 2020, Edison International and SCE entered into an agreement (the "TKM Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation (the "TKM Subrogation Plaintiffs") collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides have been resolved. Under the TKM Subrogation Settlement, SCE paid the TKM Subrogation Plaintiffs an aggregate of $1.2 billion in October 2020 and also agreed to pay $0.555 for each dollar in claims to be paid by the TKM Subrogation Plaintiffs to their policy holders on or before July 15, 2023, up to an agreed upon cap.
In January 2021, Edison International and SCE entered into an agreement (the "Woolsey Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the Woolsey Fire litigation (the "Woolsey Subrogation Plaintiffs") collective claims arising from the Woolsey Fire have been resolved. Under the Woolsey Subrogation Settlement, SCE agreed to pay the Woolsey Subrogation Plaintiffs an aggregate of $2.2 billion by April 22, 2021. SCE has also agreed to pay $0.67 for each dollar in claims to be paid by the Woolsey Subrogation Plaintiffs to their policy holders on or before July 15, 2023, up to an agreed upon cap.
SCE has also entered into settlements with approximately one thousand individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020 SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million to those individual plaintiffs. Between December 31, 2020 and February 18, 2021, SCE also entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $80 million to those individual plaintiffs.
Edison International and SCE did not admit wrongdoing or liability as part of any of the settlements described above.
Other claims and potential claims related to the 2017/2018 Wildfire/Mudslide Events remain. SCE continues to explore reasonable settlement opportunities with other plaintiffs in the outstanding 2017/2018 Wildfire/Mudslide Events litigation.
Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates
At December 31, 2019, Edison International and SCE were unable to determine a best estimate of expected losses within a reasonably estimated range and therefore Edison International's and SCE's consolidated balance sheets included estimated losses, established at the lower end of the reasonably estimated range of expected losses, of $4.5 billion for the 2017/2018 Wildfire/Mudslide Events. In light of the TKM Subrogation Settlement and increased settlement activity with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation, among other things, management established a best estimate of expected potential losses for alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events litigation in the third quarter of 2020. As a result, Edison International and SCE recorded a charge of $1.3 billion in September 2020 related to the 2017/2018 Wildfire/Mudslide Events, against which SCE recorded expected recoveries through FERC electric rates of $84 million. The resulting net pre-tax charge to earnings was $1.2 billion ($874 million after-tax).
At December 31, 2020 and December 31, 2019, Edison International's and SCE's consolidated balance sheets include accrued estimated losses of $4.4 billion and $4.5 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2019:

(in millions)
Loss estimate balance at December 31, 2019	$4,541
Increase in accrued estimated losses to reflect best estimate	1,297
Amounts paid	(1,455)
Loss estimate balance at December 31, 2020[1]	4,383
1 At December 31, 2020, $2,231 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes an estimate for claims brought by insurance subrogation plaintiffs in the Woolsey Fire litigation, which were subsequently settled on January 22, 2021 for $2,212 million, and $19 million of other settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2020, the $2,281 million included in deferred credits and other liabilities, wildfire-related claims on Edison International's and SCE's consolidated balance sheets includes Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events after giving effect to the Woolsey Subrogation Settlement of $2,152 million and other wildfire-related claims estimates of $129 million.

For the years-ended December 31, 2020 and 2019, Edison International's and SCE's consolidated statements of income include charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Year ended December 31,
(in millions)	2020	2019
Charge for wildfire-related claims	$1,297	$232
Expected revenue from FERC customers	(84)	(14)
Total pre-tax charge	1,213	218
Income tax benefit	(339)	(61)
Total after-tax charge	$874	$157
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

(in millions)
Balance at December 31, 2019[1]	$1,710
Insurance recoveries	(1,002)
Balance at December 31, 2020	$708
1 At December 31, 2019, the balance was included in "Other long-term assets" on the consolidated balance sheets of SCE and Edison International.
At December 31, 2020, SCE had no remaining expected recoveries from insurance for the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation. At December 31, 2020, SCE had approximately $708 million remaining in expected recoveries from insurance for the Woolsey Fire litigation, included in "Insurance receivable" and "Insurance receivable from affiliate" on the consolidated balance sheets of SCE and "Insurance receivable" on the consolidated balance sheets of Edison International. SCE expects that this insurance will be exhausted after expected recoveries for the Woolsey Subrogation Settlement.
In total, SCE has accrued estimated losses of $6.2 billion, has paid or agreed to pay $4.1 billion in settlements and has recovered $1.3 billion, and has approximately $708 million remaining in expected recoveries, from its insurance carriers through February 18, 2021 in relation to the 2017/2018 Wildfire/Mudslide Events.
Recovery of SCE's actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in future wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable. SCE will seek CPUC-jurisdictional rate recovery of prudently-incurred, actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance.

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
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $233 million within the FERC balancing account. This was the FERC portion of the estimated losses accrued. As of December 31, 2020, collections have reduced the regulatory assets remaining in the FERC balancing account to $89 million.
Current Wildfire Insurance Coverage
SCE had approximately $1.2 billion of wildfire-specific insurance coverage for events that occurred during the period June 1, 2019 through June 30, 2020, subject to up to $115 million of co-insurance and $50 million of self-insured retention, which resulted in net coverage of approximately $1.0 billion. SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2020 through June 30, 2021, subject to up to $80 million of co-insurance and $50 million of self-insured retention, which results in net coverage of approximately $870 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period. SCE believes that its insurance coverage for the July 1, 2020 through June 30, 2021 period meets its obligation to maintain reasonable insurance coverage under AB 1054.
Wildfire insurance expense in 2020, prior to any regulatory deferrals, was approximately $450 million. Wildfire insurance expense in 2019, prior to any regulatory deferrals, was approximately $400 million. Calendar year insurance expense reflects the portion of premiums attributable to policy coverage in that calendar year.
SCE tracks incremental insurance premium, self-insured retention and co-insurance costs related to wildfire liability insurance policies as well as other wildfire-related costs, including claims and legal costs, in its WEMA. In July 2019, SCE filed a WEMA application with the CPUC to seek recovery of an aggregate of $505 million, consisting of $478 million in wildfire insurance premium costs that had been incurred or were to be incurred before July 1, 2020 in excess of premiums approved in the 2018 GRC and the corresponding financing costs. In September 2020, the CPUC approved SCE's July 2019 WEMA application and authorized SCE to collect a total revenue requirement of $505 million over a two-year period. SCE included the authorized revenue requirement in rates in October 2020. In December 2020, SCE filed another WEMA application with the CPUC to seek recovery of an aggregate of $214 million, consisting of $204 million in wildfire insurance premium costs in excess of premiums approved in the 2018 GRC, representing wildfire insurance premiums for July 1, 2020 through December 31, 2020, the corresponding financing costs, memorandum account interest and a prior period premium adjustment.
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
    AB 1054 Prudency Standard
Under AB 1054, the CPUC must apply a new standard when assessing the prudency of a utility in connection with a request for recovery of wildfire costs for wildfires ignited after July 12, 2019. Under AB 1054, the CPUC is required to find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Prudent conduct under the AB 1054 standard is not limited to the optimum practice, method, or act to the exclusion of others, but rather encompasses a spectrum of possible practices, methods, or acts consistent with utility system needs, the interest of the ratepayers, and the requirements of governmental agencies. AB 1054 also provides that the CPUC may determine that wildfire costs may be recoverable, in whole or in part, by taking into account factors within and outside the utility's control, including humidity, temperature, and winds. Further, utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was reasonable. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent. The new prudency standard will survive the termination of the Wildfire Insurance Fund.
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
SCE and SDG&E collectively made their initial contributions totaling approximately $2.7 billion to the Wildfire Insurance Fund in September 2019. Upon its emergence from bankruptcy, on July 1, 2020, PG&E made its initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund. PG&E, SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $3.0 billion to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period, of which they have made two annual contributions totaling approximately $600 million. In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their customers over a 15-year period through a dedicated rate component. The amount collected from customers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility customers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund.
SCE made an initial contribution of approximately $2.4 billion to the Wildfire Insurance Fund in September 2019 and committed to make ten annual contributions of approximately $95 million per year to the fund, by no later than January 1 of each year. Through December 31, 2020, SCE has contributed approximately $2.6 billion to the Wildfire Insurance Fund. During 2020 SCE amortized its contributions to the Wildfire Insurance Fund over 10 years, based on evaluation of the fund's expected life based on actual fire experience to December 31, 2020. SCE expects the life of the fund to be 15 years from July 12, 2019 which will be reflected prospectively in amortization expense from January 1, 2021. SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund. See Note 1 for information on the accounting impact of SCE's contributions to the Wildfire Insurance Fund.

Reimbursement from Wildfire Insurance Fund and AB 1054 Liability Cap
Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject, in some instances, to the AB 1054 Liability Cap (as defined below). If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination ("AB 1054 Liability Cap"). Based on SCE's forecasted weighted-average 2021 rate base and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2021 would be capped at approximately $3.2 billion.
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
Under AB 1054, SCE is required to submit a WMP to the CPUC at least once every three years for review and approval. Beginning in 2020, each such plan was required to cover at least a three-year period. SCE filed its 2020 – 2022 WMP in February 2020. In June 2020 the CPUC ratified the WSD's conditional approval of SCE's 2020 – 2022 WMP. The approval is conditioned on SCE providing requested information to the WSD, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the WSD. SCE filed an update to its 2020 – 2022 WMP on February 5, 2021 to, among other things, report on implementation of its plan in 2020 and describe new and ongoing wildfire mitigation activities.
    Capital Expenditure Requirement
Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base ("AB 1054 Excluded Capital Expenditures"). SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. In November 2020, the CPUC issued an irrevocable order permitting SCE to finance approximately $340 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. As of December 31, 2020, SCE has spent $1.3 billion on AB 1054 Excluded Capital Expenditures and expects to spend the remainder of the AB 1054 Excluded Capital Expenditures in the first quarter of 2021. SCE issued securitized bonds in the amount of $338 million in February 2021 and expects to seek additional irrevocable orders from the CPUC to finance the remaining AB 1054 Excluded Capital Expenditures.
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
At December 31, 2020, SCE's recorded estimated minimum liability to remediate its 25 identified material sites (sites with a liability balance as of December 31, 2020, in which the upper end of the range of the costs is at least $1 million) was $255 million, including $173 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance at December 31, 2020 for which the total minimum recorded liability was $4 million. Of the $259 million total environmental remediation liability for SCE, $247 million has been recorded as a regulatory asset. SCE expects to recover $40 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism), and $207 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
SCE performed 1.6 miles of access road grading and vegetation clearing in the Mission Canyon area of Santa Barbara County in December 2019, resulting in debris moving downslope into a creek bed and other impacts in the area (the "Mission Canyon Incident"). Several state and federal environmental agencies and the County and City of Santa Barbara have investigated the unpermitted grading and discharges to the creek, and SCE has received Notices of Violation from the Army Corps of Engineers, the County of Santa Barbara, the California Department of Fish & Wildlife and the Regional Water Quality Control Board. In December 2020, SCE and the Santa Barbara County District Attorney entered into a settlement regarding alleged criminal and civil violations related to the Mission Canyon Incident. Under the settlement, SCE pled no contest to a single misdemeanor charge for violation of the California Water Code and agreed to pay a $10,000 fine. SCE also agreed to pay a civil penalty of $3.5 million and is subject to an injunction compelling it to complete planned remediation work related to the Mission Canyon Incident and not commit similar violations for five years. It is presently unknown whether any other regulatory agencies will impose fines or penalties on SCE with respect to the Mission Canyon Incident and, if so, in what amounts. SCE does not expect fines or penalties that are imposed in connection with the Mission Canyon Incident to be material. As of December 31, 2020, SCE recorded $8 million of estimated minimum liability in relation to the Mission Canyon Incident, primarily associated with environmental remediation. Costs incurred for the year ended December 31, 2020 Mission Canyon Incident was approximately $7 million. SCE will not seek recovery of these costs from customers in rates.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $122 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes. The ultimate costs to remediate the Mission Canyon Incident is currently not estimable.
SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next 5 years are expected to range from $9 million to $20 million. Costs incurred for years ended December 31, 2020, 2019 and 2018 were $7 million, $9 million and $8 million, respectively.
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
Nuclear Insurance
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.8 billion for Palo Verde and $560 million for San Onofre. As of January 1, 2020, SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($450 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States, which is participating in the loss sharing program, results in claims and/or costs which exceed the primary insurance at that plant site, all participating nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.
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
Upstream Lighting Program
From 2017 – 2019, SCE administered the Upstream Lighting Program, part of a statewide program administered by investor-owned utilities that offered discounted energy efficient light bulbs to customers through incentives to lighting manufacturers. The CPUC began investigating the programs administered by the investor-owned utilities based on reports that investor-owned utilities, including SCE, shipped a significant number of bulbs under the program that could not be tracked to customers. Beginning in January 2020, the CPUC has sought comments on remedies related to SCE's implementation of the Upstream Lighting Program from 2017 through 2019 program years. SCE undertook an independent investigation of bulbs shipped to retailers categorized as grocery and discount businesses during the 2017 to 2019 program years and found that there were overstocking of bulbs and program management shortcomings. Incentives paid to manufacturers for bulbs shipped to grocery and discount businesses during the relevant period, including those that were sold to customers, were approximately $91 million. In addition, SCE received incentives related to the bulbs shipped to grocery and discount businesses through an energy efficiency incentive mechanism ("ESPI Mechanism") of approximately $3.5 million related to the bulbs shipped in 2017 and 2018. SCE also expects to receive incentives of approximately $1.3 million under the ESPI Mechanism in 2022 related to bulbs shipped to grocery and discount businesses in 2018 and 2019. In January 2021, the Public Advocates Office and The Utility Reform Network provided comments to the CPUC arguing that SCE imprudently managed the program and requesting: a refund of $33 million of ESPI awards, which includes incentives associated with the Upstream Lighting Program and other energy efficiency programs; a refund of $92 million of incentives paid to manufacturers and associated program administrative costs; $140 million in fines; and additional program improvements to be provided at shareholder expense. SCE has accrued a charge for potential losses relating to the Upstream Lighting Program. The accrued charge corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the Upstream Lighting Program and is subject to change as additional information becomes available.
Note 13.    Leases
Leases as Lessee
SCE enters into various agreements to purchase power, electric capacity and other energy products that may be accounted for as leases when SCE has dispatch rights that determine when and how a plant runs. SCE also leases property and equipment primarily related to vehicles, office space and other equipment. The terms of the contracts included in the table below are primarily 3 to 20 years for PPA leases, 5 to 72 years for office leases, and 5 to 13 years for the remaining other operating leases.
The following table summarizes SCE's lease payments for operating and finance leases as of December 31, 2020:

(in millions)	PPA Operating Leases[1]	Other Operating Leases[2]	PPA Finance Leases[1]
2021	$204	$39	$1
2022	208	32	1
2023	159	26	1
2024	47	21	—
2025	47	18	—
Thereafter	443	104	5
Total lease payments	1,108	240	8
Amount representing interest[3]	203	60	4
Lease liabilities	$905	$180	$4
1Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.
2Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.
3Lease payments are discounted to their present value using SCE's incremental borrowing rates.

Supplemental balance sheet information related to SCE's leases was as follows:

(in millions)	December 31, 2020	December 31, 2019
Operating leases:
Operating lease ROU assets[1]	$1,085	$689
Current portion of operating lease liabilities	214	79
Operating lease liabilities	871	610
Total operating lease liabilities[1]	$1,085	$689

Finance leases included in:
Utility property, plant and equipment, gross	$4	$14
Accumulated depreciation	—	(5)
Utility property, plant and equipment, net	4	9
Other current liabilities	—	1
Other long-term liabilities	4	8
Total finance lease liabilities	$4	$9
1During the year ended 2020, a PPA operating lease commenced and one PPA was amended resulting in a total of $463 million additions in ROU assets and lease liabilities.
The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases and interest and amortization expense for finance leases. The following table summarizes the components of SCE's lease expense:

(in millions)	Year ended December 31, 2020	Year ended December 31, 2019
PPA leases:
Operating lease cost	$111	$118
Finance lease cost	1	1
Variable lease cost[1]	1,917	2,087
Total PPA lease cost	2,029	2,206
Other operating leases cost	47	46
Total lease cost	$2,076	$2,252
1Includes lease costs from renewable energy contracts where payments are based on contingent external factors such as wind, hydro and solar power generation.

Other information related to leases was as follows:

(in millions, except lease term and discount rate)	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
PPA leases	$111	$118
Other leases	44	44
Financing cash flows from PPA finance leases	1	1

ROU assets obtained in exchange for lease obligations:
PPA operating leases	$463	—
Other operating leases	58	34

Weighted average remaining lease term (in years):
Operating leases
PPA leases	9.75	16.05
Other leases	12.13	12.73
PPA Finance leases	16.67	11.51

Weighted average discount rate:
Operating leases
PPA leases	3.12%	4.46%
Other leases	3.63%	3.88%
PPA Finance leases	11.29%	8.76%
Leases as Lessor
SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 15 to 65 years. During the twelve months ended December 31, 2020 and December 31, 2019, SCE recognized $17 million and $18 million, respectively, in lease income, which is included in operating revenue on the consolidated statements of income. At December 31, 2020, the undiscounted cash flow expected to be received from lease payments for the remaining years is as follows:

(in millions)
2021	$11
2022	10
2023	8
2024	7
2025	6
Thereafter	128
Total	$170
EME, a wholly-owned subsidiary of Edison International, emerged from bankruptcy in 2014 and retained a lease investment in a hydroelectric power plant in Vidalia, Louisiana. In November 2020, the lessee exercised an option in the lease agreement and purchased the asset upon expiration of the lease term. Edison International recognized the net proceeds of $132 million as a pre-tax gain and has no remaining investment balance as of December 31, 2020 related to the lease investment. The revenue recognized for the lease in 2020 is immaterial to Edison International's consolidated financial statements.

Note 14.    Equity
Common Stock Issuances
In May 2020, Edison International issued 14,181,882 shares of common stock in a registered direct offering and received approximately $800 million in proceeds, before deducting fees and offering expenses of $14 million. The proceeds were used to pay off debt outstanding under a term loan agreement and for general corporate purposes. Refer to Note 5 for details of the term loan.
In May 2019, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market" ("ATM") program under which it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. During the three months ended December 31, 2020, Edison International did not issue any shares through the ATM program. During the twelve months ended December 31, 2020, Edison International issued 391,501 shares through the ATM program and received proceeds of $27 million, net of fees and offering expenses of $0.3 million. During the three and twelve months ended December 31, 2019, Edison International issued 2,824,261 shares through the ATM program and received proceeds of $198 million, net of fees and offering expenses of $2 million. The proceeds from the sales were used for equity contributions to SCE and for general corporate and working capital purposes. As of December 31, 2020, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.
Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the twelve months ended December 31, 2020, 1,644,500 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $99 million, 387,425 shares of common stock were issued as stock compensation awards for net cash receipts of $16 million, 280,707 shares of new common stock were issued in lieu of distributing $17 million to shareholders opting to receive dividend payments in the form of additional common stock and 35,999 shares of common stock related to optional cash investments of $2 million.
During the twelve months ended December 31, 2019, 595,200 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $41 million, 423,569 shares of common stock were issued as stock compensation awards for net cash receipts of $22 million and 125,481 shares of new common stock were issued in lieu of distributing $8 million to shareholders opting to receive dividend payments in the form of additional common stock. Edison International did not have optional cash investment issuances in December 31, 2019.
Equity Contributions
In 2020, Edison International Parent made the following equity contributions to SCE:

Date of contribution	Amounts (in millions)
February 28, 2020	$269
April 29, 2020	200
May 26, 2020	319
June 30, 2020	100
August 31, 2020	219
December 18, 2020	325
Total	$1,432
The proceeds from the Edison International Parent equity contributions in 2020 were used to support SCE's capital program, maintain the equity portion of SCE's capital structure at authorized levels and for general corporate purposes.
Preferred and Preference Stock of Utility
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. There are no dividends in arrears for the preferred or preference shares.
During the third quarter of 2020, SCE redeemed $120 million of cumulative preferred stock consisting of all of the outstanding shares of the 4.32% Series, 4.08% Series, 4.24% Series and the 4.78% Series at a price of $28.75, $25.50, $25.80 and $25.80, respectively. SCE recorded a $9 million loss on the redemption of the preferred stock as an adjustment to net income available to common stockholders. No preferred shares were issued or redeemed in the years ended December 31, 2019 and 2018. There is no sinking fund requirement for redemptions or repurchases of preferred shares.
Shares of SCE's preference stock rank senior to all common stock. Shares of SCE's preference stock are not convertible into shares of any other class or series of SCE's capital stock or any other security. SCE's outstanding preference shares are not subject to mandatory redemption and there is no sinking fund requirement for redemptions or repurchases of preference shares.
Preferred stock and preference stock are:

	Shares Outstanding	Redemption Price	Dividends Declared per Share	December 31,
(in millions, except shares and per share amounts)				2020	2019
Cumulative preferred stock
$25 par value:
4.08% Series	—	$25.50	$0.757	$—	$16
4.24% Series	—	25.80	0.786	—	30
4.32% Series	—	28.75	0.801	—	41
4.78% Series	—	25.80	0.886	—	33
Preference stock
No par value:
6.25% Series E (cumulative)	350,000	1,000.00	62.500	350	350
5.10% Series G (cumulative)	88,004	2,500.00	127.500	220	400
5.75% Series H (cumulative)	110,004	2,500.00	143.750	275	275
5.375% Series J (cumulative)	130,004	2,500.00	134.375	325	325
5.45% Series K (cumulative)	120,004	2,500.00	136.250	300	300
5.00% Series L (cumulative)	190,004	2,500.00	125.000	475	475
SCE's preferred and preference stock				1,945	2,245
Less issuance costs				(44)	(52)
Edison International's preferred and preference stock of utility				$1,901	$2,193
Shares of Series E preference stock issued in 2012 may be redeemed at par, in whole or in part, on or after February 1, 2022. Shares of Series G, H, J, K and L preference stock, issued in 2013, 2014, 2015, 2016 and 2017, respectively, may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2018, March 15, 2024, September 15, 2025, March 15, 2026 and June 26, 2022, respectively, if certain changes in tax or investment company law or interpretation (or applicable rating agency equity credit criteria for Series L only) occur and certain other conditions are satisfied. On or after March 15, 2018, March 15, 2024, September 15, 2025, March 15, 2026 and June 26, 2022, SCE may redeem the Series G, H, J, K and L shares, respectively, at par, in whole or in part. For shares of Series H, J and K preference stock, distributions will accrue and be payable at a floating rate from and including March 15, 2024, September 15, 2025 and March 15, 2026, respectively. Shares of Series G, H, J, K and L preference stock were issued to SCE Trust II, SCE Trust III, SCE Trust IV, SCE Trust V and SCE Trust VI, respectively, special purpose entities formed to issue trust securities as discussed in Note 3. During the third quarter of 2020, SCE redeemed $180 million of the outstanding shares of the Series G preference stock. SCE recorded a $6 million loss on the redemption of the preference stock as an adjustment to net income available to common stockholders. No preference shares were issued or redeemed in the years ended December 31, 2019 and 2018.

Note 15.    Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Years ended December 31,
(in millions)	2020	2019	2020	2019
Beginning balance	$(69)	$(50)	$(39)	$(23)
Pension and PBOP – net loss:
Other comprehensive loss before reclassifications	(8)	(14)	(7)	(14)
Reclassified from accumulated other comprehensive loss[1]	8	5	5	3
Other[2]	—	(10)	—	(5)
Change	—	(19)	(2)	(16)
Ending balance	$(69)	$(69)	$(41)	$(39)
1    These items are included in the computation of net periodic pension and PBOP expenses. See Note 9 for additional information.
2    Edison International and SCE recognized cumulative effect adjustments to the opening balance of retained earnings and accumulated other comprehensive loss on January 1, 2019 related to the adoption of the accounting standards update on the reclassification of stranded tax effects resulting from Tax Reform in 2019.
Note 16.    Other Income
Other income net of expenses is as follows:

	Years ended December 31,
(in millions)	2020	2019	2018
SCE other income and (expenses):
Equity allowance for funds used during construction	$121	$101	$104
Increase in cash surrender value of life insurance policies and life insurance benefits	66	39	36
Interest income	20	37	24
Net periodic benefit income – non-service components	102	70	81
Civic, political and related activities and donations	(42)	(46)	(44)
Other	(12)	(6)	(7)
Total SCE other income	255	195	194
Other income of Edison International Parent and Other:
Net periodic benefit costs – non-service components	(2)	(3)	(2)
Other	(2)	1	5
Total Edison International other income	$251	$193	$197

Note 17.    Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2020	2019	2018	2020	2019	2018
Cash payments (receipts):
Interest, net of amounts capitalized	$836	$705	$595	$713	$615	$552
Income taxes, net	(34)	(85)	(135)	(50)	(164)	(57)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	251	231	200	—	200	—
Preferred and preference stock	11	12	12	11	12	12
SCE's accrued capital expenditures at December 31, 2020, 2019 and 2018 were $730 million, $643 million and $594 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.
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
For the years ended December 31, 2020, 2019 and 2018, SCE purchased wildfire liability insurance for premiums of $176 million, $260 million and $22 million respectively, from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	December 31,
(in millions)	2020	2019
Current insurance receivable due from affiliate	$268	$—
Long-term insurance receivables due from affiliate	—	803
Prepaid insurance[1]	56	10
1 Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.
The expense for wildfire-related insurance premiums paid to EIS were $189 million, $173 million and $140 million for the years ended December 31, 2020, 2019 and 2018 respectively.

Note 19.    Quarterly Financial Data (Unaudited)
Edison International's quarterly financial data is as follows:

	2020
(in millions, except per share amounts)	Fourth	Third	Second	First
Operating revenue	$3,157	$4,644	$2,987	$2,790
Operating income (loss)	794	(379)	500	302
Net income (loss)	552	(242)	348	213
Net income (loss) attributable to common shareholders	526	(288)	318	183
Basic earnings (loss) per share:	$1.39	$(0.76)	$0.85	$0.50
Diluted earnings (loss) per share:	$1.39	$(0.76)	$0.85	$0.50
Dividends declared per share	0.6625	0.6375	0.6375	0.6375

	2019
(in millions, except per share amounts)	Fourth	Third	Second	First
Operating revenue	$2,970	$3,741	$2,812	$2,824
Operating income	287	636	500	352
Net income	173	502	422	308
Net income attributable to common shareholders	143	471	392	278
Basic earnings per share:	$0.40	$1.36	$1.20	$0.85
Diluted earnings per share:	$0.40	$1.35	$1.20	$0.85
Dividends declared per share	0.6375	0.6125	0.6125	0.6125
SCE's quarterly financial data is as follows:

	2020
(in millions)	Fourth	Third	Second	First
Operating revenue	$3,151	$4,635	$2,980	$2,780
Operating income (loss)	678	(364)	548	316
Net income (loss)	500	(218)	411	249
Net income (loss) available for common stock	474	(264)	381	219
Common dividends declared	325	269	269	269

	2019
(in millions)	Fourth	Third	Second	First
Operating revenue	$2,958	$3,732	$2,800	$2,816
Operating income	325	649	513	358
Net income	224	534	449	323
Net income available for common stock	194	503	419	293
Common dividends declared	200	200	—	200
Due to the seasonal nature of Edison International and SCE's business, a significant amount of revenue and earnings are recorded in the third quarter of each year.

SELECTED FINANCIAL DATA
Selected Financial Data: 2016 – 2020

(in millions, except per share amounts)	2020	2019	2018	2017	2016
Edison International
Operating revenue[1]	$13,578	$12,347	$12,657	$12,320	$11,869
Operating expenses[2]	12,361	10,572	13,209	10,864	9,807
Income (loss) from continuing operations	871	1,405	(350)	668	1,413
Income from discontinued operations, net of tax	—	—	34	—	12
Net income (loss)	871	1,405	(316)	668	1,425
Net income (loss) attributable to common shareholders	739	1,284	(423)	565	1,311
Weighted average shares of common stock outstanding	373	340	326	326	326
Basic earnings (loss) per share:
Continuing operations	$1.98	$3.78	$(1.40)	$1.73	$3.99
Discontinued operations	—	—	0.10	—	0.03
Total	$1.98	$3.78	$(1.30)	$1.73	$4.02
Diluted earnings (loss) per share:
Continuing operations	$1.98	$3.77	$(1.40)	$1.72	$3.94
Discontinued operations	—	—	0.10	—	0.03
Total	$1.98	$3.77	$(1.30)	$1.72	$3.97
Dividends declared per share	2.5750	2.4750	2.4275	2.2325	1.9825
Total assets[3,4]	$69,372	$64,382	$56,715	$52,580	$51,319
Long-term debt excluding current portion	19,632	17,864	14,632	11,642	10,175
Preferred and preference stock of utility	1,901	2,193	2,193	2,193	2,191
Common shareholders' equity	14,048	13,303	10,459	11,671	11,996
Southern California Edison Company
Operating revenue[1]	$13,546	$12,306	$12,611	$12,254	$11,830
Operating expenses[2]	12,368	10,461	13,017	10,707	9,648
Net income (loss)	942	1,530	(189)	1,136	1,499
Net income (loss) available for common stock	810	1,409	(310)	1,012	1,376
Total assets	$69,286	$64,273	$56,574	$51,515	$50,891
Long-term debt excluding current portion	16,499	15,132	12,892	10,428	9,754
Preferred and preference stock	1,945	2,245	2,245	2,245	2,245
Common shareholder's equity	16,705	15,582	11,540	12,427	12,238
Capital structure[4]:
Common shareholder's equity	47.5%	47.3%	43.3%	49.5%	50.5%
Preferred and preference stock	5.5%	6.8%	8.4%	9.0%	9.3%
Long-term debt	46.9%	45.9%	48.3%	41.5%	40.2%
1    Effective January 1, 2018, Edison International and SCE adopted an accounting standards update on revenue recognition, using the modified retrospective method. As a result, prior period amounts were not adjusted to reflect the adoption of this standard.
2     Expenses for the years ended December 31, 2017 and 2016 were updated to reflect the implementation of the accounting standard update for net periodic benefit costs related to the defined benefit pension and other postretirement plans.
3 Includes assets from continuing and discontinued operations.
4     This capital structure is based on the financial statements as reported under generally accepted accounting principles and does not factor in the adjustments required to calculate CPUC ratemaking capital structure.

The selected financial data was derived from Edison International's and SCE's audited financial statements and is qualified in its entirety by the more detailed information and financial statements, including notes to those financial statements, included in this annual report. References to Edison International refer to the consolidated group of Edison International and its subsidiaries.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2020, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2020. Edison International's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements included in this report, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.
OTHER INFORMATION
None.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

BUSINESS
CORPORATE STRUCTURE, INDUSTRY AND OTHER INFORMATION
Edison International was incorporated in 1987 as the parent holding company of SCE, a California public utility incorporated in 1909. Edison International also owns Edison Energy which is engaged in the competitive business of providing data-driven energy solutions to commercial, institutional and industrial customers.
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
Subsidiaries of Edison International
SCE – Public Utility
SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. SCE's total number of customers by class were as follows:

(in thousands)	2020	2019	2018
Residential	4,531	4,499	4,478
Commercial	577	575	572
Industrial	9	10	10
Public authorities	46	46	46
Agricultural and other	20	21	21
Total	5,183	5,151	5,127
In 2020, SCE's total operating revenue of $13.5 billion was derived as follows: 42.4% residential customers, 40.1% commercial customers, 3.7% industrial customers, 3.9% public authorities, 3.6% agricultural and other, and 6.3% other operating revenue.
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
Edison Energy Group – Energy Service Provider
Edison Energy Group is a holding company for Edison Energy which is engaged in the competitive business of providing data-driven energy solutions to commercial, institutional and industrial customers. Edison Energy aims to provide energy solutions that address cost, carbon and complex choices for their customers. In April 2018, Edison Energy Group sold its subsidiary SoCore Energy, which was engaged in providing distributed solar solutions.
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
Human Capital
At December 31, 2020, Edison International had an aggregate of 13,351 employees (excluding interns and employees on a leaves of absence), of which 13,067 were full-time employees of SCE or its subsidiaries. In addition to employees, SCE’s workforce includes a significant number of contract workers who support SCE's operations. Among SCE's non-employee workers are individuals assigned to contracted work activities that may be high risk and, without implementation of appropriate safety measures, may be potentially hazardous or life threatening ("Safety Tier 1 Contractors"). SCE estimates, based on contractors' self-reported hours worked and a 2,080-hour work year, that there were approximately 11,000 full-time equivalent Safety Tier 1 Contractors supporting SCE operations during 2020. SCE also uses other contract workers to support its transmission and distribution, vegetation management, information technology and customer service activities.
Approximately 4,000 of SCE's employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW collective bargaining agreements expire on December 31, 2022. In addition, a substantial number of SCE's contract workers are also unionized.
Edison International focuses on various human capital measures and objectives in managing its business, including measures and objectives related to safety, diversity, equity and inclusion and workforce continuity.
Safety
Safety is the first of Edison International's core values. Edison International is committed to creating and maintaining a safe environment for its employees, contract workers, customers and the public. Over the past several years, Edison International’s efforts to improve workforce safety have included increased focus on, and investment in, developing a culture of safety ownership among its workforce that empowers employees and contract workers to own their safety, support their team members’ safety and contribute to a safe work environment.

Edison International makes efforts to eliminate fatalities and serious injuries and reduce all injuries. For instance, all full-time employees are provided with regular safety-related training, particularly for those who work in proximity to high-voltage electrical equipment and other high-risk activities. In addition, SCE implemented more safety requirements for both prime contractors and subcontractors in 2020.

Edison International uses employee safety culture assessments to measure its progress relative to improving employee safety. Edison International also uses various measures to assess safety performance, including, without limitation, fatalities and serious injury rates for employees and contract workers. The following represents data for 2020:

Employee work-related fatalities	0
Employee EEI Serious Injuries	17
Employee EEI SIF Rate[1]	0.12
Employee DART Rate[2]	0.89
Safety Tier 1 Contractor work-related fatalities	3
Safety Tier 1 Contractor EEI Serious Injuries	18
Safety Tier 1 Contractor DART Rate[2]	0.45

1     Employee EEI SIF Rate is calculated by multiplying the total number of employee EEI SIFs by 200,000 and then dividing by the total number of reported hours worked by all employees.
2    DART Rate is calculated by multiplying the number of DARTs by 200,000 and then dividing by the total number of reported hours worked.
In response to the COVID-19 pandemic, Edison International has looked for ways to minimize exposure risk and protect the health and safety of its employees. All Edison International employees who, in the company’s assessment, can work remotely and perform their job functions effectively have been directed to do so. Approximately two-thirds of Edison International's employees were working remotely as of February 1, 2021. In addition, Edison International has taken additional steps to minimize exposure for those employees who are not working remotely, including modified work practices and more frequent and enhanced cleanings at staffed facilities. Edison International has also extended several benefits to help all employees during the pandemic, including providing additional paid leave related to the pandemic for illness, quarantine or to care for family members.
Diversity, Equity and Inclusion
Edison International is committed to developing a team that reflects the broad diversity of the customers and communities it serves. At Edison International, on average, employees in the same role get equal pay for equal work. Similar to broader society, when looking at gender or race/ethnicity-specific groups across the company, female, Black and Hispanic employees at Edison International are paid less due to lower representation in higher paying jobs. Edison International is committed to working towards increasing diversity in its higher paying jobs.
The table below Edison International's employee diversity data1 as of December 31, 2020:

	Employees[2]	Leaders[3]	Executives[4]
Females	32%	26%	37%
Racially/ethnically diverse	61%	49%	34%
Racially/ethnically or gender diverse	70%	60%	59%

1     Calculated using the guidelines SCE uses to calculate the diversity data it reports to the United States Equal Employment Opportunity Commission.
2      Excludes interns and employees on a leave of absence.
3     "Leaders" represents all principal manager, senior manager, manager, senior supervisor and supervisor level employees.
4     "Executives" represents all officers and all director level employees.
To support Edison International's diversity, equity and inclusion efforts, Executives and Leaders are offered the training and tools to promote diverse representation throughout their teams. In addition, Edison International evaluates whether hiring processes include diverse candidates and diverse sets of decision makers. In addition to measuring diversity, Edison International also uses various other measures to assess success of diversity, equity and inclusion initiatives, including without limitation, monitoring hiring, promotion and turnover rates for diverse employees.

Workforce Continuity
Edison International is committed to identifying and developing the talents of its workforce and takes a variety of steps to increase employee engagement and provide employees opportunities for growth. Employees are provided with training opportunities, including an onboarding program, technical training, required ethics and compliance training and optional trainings to support career development.
Employees receive competitive compensation packages which include a wide selection of health plans, a 401(k) savings plan with a company match, wellness programs and initiatives, tuition reimbursement, competitive vacation/holiday program, professional development, volunteer programs, employee assistance program, and a philanthropy and matching contribution program.
Edison International uses various measures to assess employee engagement and satisfaction, including, without limitation, conducting regular employee sentiment surveys and monitoring turnover. Edison International Parent and SCE's combined Turnover Rate for 2020 and 2019 were 5.1% and 5.6%, respectively.
Executives engage in succession planning for leadership positions within the organization. Edison International's and SCE's Boards of Directors also engage in annual succession planning and talent development discussions for senior officers.
Edison International's Diversity, Equity and Inclusion Report and Sustainability Report are available at http://www.edison.com/sustainability. The reports and any other information contained on, or connected to, this website are not deemed part of, and are not incorporated by reference into, this Annual Report on Form 10-K.
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
CAISO
Major transmission projects required for reliability and accessing renewable resources are recommended by the CAISO through a regular transmission planning process that highlights the need for and key issues associated with each project. Much of SCE's transmission investment program has been for transmission projects that facilitated access to renewable energy resources in desert and mountain regions east and north of its load center to meet the 33% renewable mandate by December 2020. The CAISO will similarly be initiating long-term transmission planning for 50% of SCE's retail electricity to be from qualifying renewable resources by 2030 and is conducting informational studies on achieving higher percentages from qualifying renewable resources.
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
Compliance with Government Regulations
SCE incurs significant costs to comply with government regulations. These costs, which include operation and maintenance expenses and capital expenses, including without limitation: costs incurred to maintain wildfire insurance coverage required under AB 1054; comply with environmental regulations, including licensing requirements, regulations governing California's renewable energy standards and regulations governing the decommissioning of SONGS; land use and construction regulations; privacy and cybersecurity regulations; and Occupational Safety and Health Administration regulations. SCE also incurs operation and maintenance expenses and capital expenses to comply with requirements set forth in various regulatory decisions, including, costs incurred to implement its approved capital projects and safety programs such as its WMPs.
Most costs incurred by SCE to comply with government regulations are authorized in its CPUC and FERC general rate cases and, are therefore, recovered through electric rates. To the extent SCE incurs costs to comply with government regulations above those that are authorized, or prior to obtaining authorization, for recovery through rates, for instance certain costs incurred in line with SCE's obligations under its WMPs and tracked in wildfire mitigation-related memorandum accounts, SCE will seek recovery of such costs through electric rates. There is no assurance that SCE will be allowed to recover these costs. For further information on wildfire mitigation and wildfire insurance costs, see "Management Overview—Wildfire Mitigation, Wildfire Insurance and Restoration Expenses" in the MD&A.
SCE earns a rate of return on its authorized capital expenditures included in its rate base. Approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019 are not included in rate base under the terms of AB 1054.
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
SCE's first RAMP application was timely filed in November 2018 for its 2021 GRC. In August 2019, SCE filed its 2021 GRC Application, which covered 2021 – 2023 in addition to a review of wildfire mitigation spending incremental to amounts authorized in SCE's 2018 GRC incurred from 2018 – 2020. SCE will make additional filings the 2021 GRC proceeding to cover 2024. For further discussion of the 2021 GRC, see "Management Overview—2021 GRC" in the MD&A.
The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. As of January 1, 2020, SCE's authorized capital structure is 43% long-term debt, 5% preferred equity and 52% common equity. SCE's authorized cost of capital for 2020, 2021 and 2022 consists of: cost of long-term debt of 4.74%, cost of preferred equity of 5.70% and ROE of 10.3%. A cost of capital mechanism set by the CPUC could adjust authorized cost of capital between SCE's cost of capital proceedings. The benchmark value for the current mechanism is the 12-month, October 1, 2018 through September 30, 2019, average Moody's Baa utility bond yield of 4.5%. If the difference between the benchmark and the average of the same index for the 12-month period to September 30, 2021 exceeds 100-basis points, SCE's CPUC-authorized ROE will be adjusted for 2022 by half the amount of the difference (up or down). If the mechanism is triggered SCE’s costs of long-term debt and preferred equity will also be adjusted for 2022 to reflect the then current embedded costs and projected interest rates. SCE is required to file its next cost of capital application by April 2022 for rates effective beginning January 2023.
CPUC rates decouple authorized revenue from the volume of electricity sales so that SCE receives revenue equal to amounts authorized. Differences between amounts collected and authorized levels are either collected from or refunded to customers, and, therefore, such differences do not impact operating revenue. Accordingly, SCE is neither benefited nor burdened by the volumetric related to retail electricity sales.
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
SCE's cost-recovery mechanism for its fuel and purchased power-related costs is facilitated in three main balancing accounts, the ERRA, the PABA, and the NSGBA. For all three accounts, SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA and the PABA. The trigger mechanism requires SCE to request an expeditious rate change if the sum of the ERRA balance and the bundled service customers' pro-rata share of the PABA balance exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the aggregate overcollection or undercollection to fall below 5% of SCE's prior year generation rate revenue within 120 days. For 2021, SCE estimates the 4% and 5% trigger amounts to be approximately $205 million and $256 million, respectively. At December 31, 2020, the ERRA was overcollected by approximately $148 million, the PABA was undercollected by approximately $435 million, and the NSGBA was overcollected by approximately $10 million. SCE began incorporating these year-end balances into customer rates in February 2021.
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
The FERC weighted average ROE, including project and other incentives, for the FERC 2019 Settlement Period is 10.3%. For further information on the FERC formula rates, related transmission revenue requirements and rate changes, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2019 FERC Formula Rate" in the MD&A.
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
SCE has a two-tier residential rate structure with a separate High Usage Charge ("HUC") for customers consuming more than 400% of an established level of usage that is based on a portion of average usage. The first tier is priced at below-average cost and is intended to cover the customer's essential electricity needs. The second tier is priced at 25% more than the first tier, and the HUC rate is ordinarily set at 75% more than the second tier. In response to Governor Newsom’s Executive Order N-33-20 directing Californians to follow state health directives to stay home, however, the CPUC ordered SCE, starting in June 2020, to temporarily reduce the HUC rate such that is set at 25% more than the second tier. This temporary adjustment to the HUC rate will stay in effect until SCE receives a letter from the CPUC’s Executive Director instructing it to return the HUC rate to its original level. There is an ongoing proceeding before the CPUC in which modification and/or elimination of the HUC is being considered. The CPUC has ordered a transition from tiered to time-of-use rates for most residential customers unless they opt to stay on the tiered rate structure. SCE started that transition in the fourth quarter of 2020 and anticipates completing the transition in the first quarter of 2022. To recover a portion of the fixed costs of serving no- or low-usage residential customers, SCE assesses both fixed charges of less than $1 per month, and a minimum charge of $10 per month ($5 for low-income customers). For information on residential rates for customers with renewable generation systems, see "—Competition" below.
Purchased Power and Fuel Supply
SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. Approximately 17% of the needed power in 2020 was provided by SCE's own generating facilities.
Natural Gas Supply
SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide or pay for the natural gas used to generate electricity). SCE also requires natural gas to fuel its Mountainview and peaker plants, which are generation units that operate in response to wholesale market signals related to power prices and reliability needs. The physical natural gas purchased by SCE is sourced in competitive interstate markets and at the "citygate" trading point on the SoCalGas local distribution company system. SoCalGas is the primary provider of intrastate pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility. As a result, there continue to be limitations on the use and capability of the facility, and the current available inventory at the Aliso Canyon facility is limited to 50% of maximum capacity. To date, SCE has found that increased gas storage-use restrictions combined with SoCalGas pipeline maintenance constraints increased the cost of electricity for customers but did not impact grid reliability. However, there is no certainty that these restrictions or pipeline constraints will not impact grid reliability in the future. Price increases faced by customers would not affect SCE's earnings because SCE expects recovery of these costs through the ERRA balancing account or other CPUC approved procurement plans. However, these higher prices may impact cash flow due to the timing of those recoveries. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including an Order Instituting Investigation issued by the CPUC in February 2017 to consider the feasibility of minimizing or eliminating the use of the Aliso Canyon facility. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including accelerating existing contracts for new capacity, procuring energy storage from third-parties, contracting for design, build, and transfer of utility-owned storage, procuring additional demand response, contracting for firm gas transportation capacity and procuring additional energy efficiency.

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
The CPUC's Resource Adequacy program imposes resource adequacy requirements on load-serving entities like SCE that are designed to provide sufficient resources to the CAISO to ensure the safe and reliable operation of the grid in real time. The CPUC has adopted a central procurement structure in SCE’s distribution service area for local resource adequacy that transfers the responsibility for procuring local resource adequacy from other local load-serving entities to SCE, as a central procurement entity (“CPE”) for its distribution service area, starting with the 2023 resource adequacy compliance year. Under this structure, while SCE will procure local resource adequacy to meet the local resource adequacy requirement for its distribution service area, other load-serving entities can also procure their own local resources. Load-serving entities that procure their own local resources can: (i) sell the capacity to SCE, (ii) utilize the resources, or (iii) voluntarily show the resources to meet their own needs, thereby reducing the amount of local resource adequacy the CPE will need to procure and reducing the total CPE procurement costs shared by all load-serving entities in that distribution service area.
Following rotating outages in August 2020 that impacted a significant number of SCE's customers, the CPUC opened an emergency rulemaking proceeding to take action towards ensuring reliable electric service in the event that an extreme heat event occurs in the summer of 2021. In February 2021, the CPUC issued a final decision directing the investor-owned utilities to seek contracts for capacity to serve demand in the summer of 2021. As required by the decision, SCE has submitted contracts to purchase additional capacity in the summer of 2021 for CPUC approval. The CPUC is also considering other options to enhance reliability for summer 2021, including proposals related to the demand for electricity during extreme heat events. In addition, the CAISO is also taking actions to help ensure reliability in the summer of 2021.
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
California law requires bundled service customers remain financially indifferent to departing load customers and to the mass return of departing load customers in the event of an Electric Service Provider or CCA's failure or other service termination. The CPUC is conducting a rulemaking proceeding to review and revise the PCIA methodology, which determines the charges that are applied to departing load customers (including those who take service from CCAs) and is intended to maintain bundled service customer indifference to departing load for costs of previously authorized procurement resources. In October 2018, the CPUC issued a final decision revising the PCIA methodology in a manner that effectively addressed the cost shifts to remaining bundled service customers. In October 2019, the CPUC issued a final decision implementing a PCIA true-up process to ensure that remaining bundled service and departing load customers are treated equitably. In August 2020, the CPUC issued a final decision implementing a process that will voluntarily allow Direct Access customers and CCAs on behalf of their retail customers to negotiate with SCE to pre-pay their full PCIA obligation. The CPUC is expected to provide guidance on utility portfolio optimization to account for departing load in 2021.
In February 2018, the CPUC issued a resolution to address cost shifting to bundled service customers associated with utilities' short-term resource adequacy purchases for CCAs in their launch or expansion year. The Resolution requires new and expanding CCAs to submit implementation plans by January 1 in order to serve customers in the following year and also requires new and expanding CCAs to participate in the CPUC's year-ahead resource adequacy program prior to beginning service. In May 2018, the CPUC issued a final decision to adopt a financial security requirement for CCAs, which is intended to cover the re-entry fees imposed on CCA customers for incremental procurement and administrative costs if they are involuntarily returned en masse to the utility's procurement service. In October 2020, the CPUC authorized SCE and other investor-owned utilities to implement this decision in its tariffs.
As of year-end 2020, SCE had ten CCAs serving customers in its service territory that represented approximately 25% of SCE's total service load. Four new CCAs implemented and one CCA expanded in SCE's service territory in 2020. Four new or expanded CCAs have been approved by the CPUC to serve customers in 2021. Based on recent load statistics, SCE anticipates that Direct Access and CCA load will be approximately 40% of its total service load by the end of 2021.
Customer-owned power generation and storage alternatives, such as roof-top solar facilities and battery systems, are increasingly used by SCE's customers as a result of technological developments, federal and state subsidies, and declining costs of such alternatives. Beginning in 2020, and subject to certain exceptions, all newly built homes in California are required to be solar-powered.
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
In January 2016, the CPUC issued a decision implementing Assembly Bill 327 ("AB 327"), a rate reform bill enacted in 2013 that instructed the CPUC to develop new standard rates for customers with renewable generation systems. The changes that the CPUC decision made to the existing NEM tariff do not significantly impact the NEM subsidy. Specifically, the decision requires customers that take service on SCE's NEM tariff after June 2017 to continue to be compensated at the retail rate, minus certain non-bypassable charges. NEM customers also continue to be exempted from standby and departing load charges but are required to pay a $75 interconnection fee and to select a time-of-use retail rate. In August 2020, the CPUC initiated a rulemaking to develop a successor to the NEM tariffs the CPUC created in its January 2016 decision implementing AB 327. The CPUC expects to issue its decision in the proceeding in 2021.
The effect of these types of competition on SCE generally is to reduce the amount of electricity purchased from SCE by retail customers. Customers who use alternative electricity sources typically continue to utilize and pay for SCE's transmission and distribution services, however, NEM customers utilize, but do not pay the full cost for, those services. While changes in volume or rates generally do not impact SCE's earnings activities, decreased retail electricity sales by SCE has the effect of increasing utility rates because the costs of the distribution grid are not currently borne by all customers that benefit from its use. See "Risk Factors—Risks Relating to Southern California Edison Company—Competitive and Market Risks."
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
Properties
SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which are located primarily in California but also in Nevada and Arizona, deliver power from generating sources to the distribution network and consist of approximately 13,000 circuit-miles of lines ranging from 55 kV to 500 kV and substations. SCE's distribution system, which takes power from substations to customers, consists of approximately 39,000 circuit-miles of overhead lines, approximately 31,000 circuit-miles of underground lines and substations, all of which are located in California. Substantially all of SCE's approximately 800 substations are located in California. SCE has ownership interests in generating and energy storage facilities, primarily located in California, that generate approximately 7,000 megawatts of net physical capacity, of which SCE's pro-rata share is approximately 3,000 megawatts. SCE's pro rata share includes approximately 830 megawatts of capacity from SCE's hydroelectric facilities in Big Creek, California, where damage caused by the Creek Fire in 2020 has significantly impacted operations and generation capacity of the Big Creek facilities. The Big Creek facilities are not expected to be fully operational until at least the fourth quarter of 2021.

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
SCE owns and operates hydroelectric plants and related reservoirs, the majority of which are located in whole or in part on U.S.-owned lands and are subject to FERC licenses. Slightly over half of these plants have FERC licenses that expire at various times between 2021 and 2046. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental objectives greater consideration in the licensing process. In addition, SCE expects additional opposition to new licenses by environmental stakeholder groups. If, in the future, SCE decides to, or is forced to, decommission one or more hydroelectric projects, the costs related to the decommissioning will be substantial. SCE has requested starting recovery of a portion of estimated of decommissioning costs for hydroelectric projects in the 2021 GRC.
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
Approximately 17% of power delivered to SCE's customers in 2020 came from utility-owned generation. In 2020, the sources of utility-owned generation were largely carbon-free, with approximately 8% nuclear, 3% large hydroelectric, less than 1% small hydroelectric, and less than 1% solar generation. Approximately 5% were natural gas sources. Since 2010, SCE has reported its annual GHG emissions from utility-owned generation each year to the US EPA by March 31 of the following year. SCE's 2020 GHG emissions from utility-owned generation are estimated to be approximately 1,200,000 metric tons.
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
In the California cap-and-trade program, all covered GHG emitters, including SCE, are subject to a "cap" on their emissions designed to encourage entities to reduce emissions from their operations. Covered entities must remit a compliance instrument for each ton of carbon dioxide equivalent gas emitted and can do so buying state-issued emission allowances at auction or purchasing them in the secondary allowance market. From 2013 to 2020, GHG emitters could have met up to 8% of their cap-and-trade obligations by procuring GHG offset credits from verified offset programs, such as reforestation, that have recognized effects on reducing atmospheric GHGs. The offset usage limit has decreased to 4% for 2021 – 2025 emissions and will then increase to 6% for 2026 – 2030 emissions. Starting with 2021 emissions, no more than one-half of the quantitative offset usage limit may be sourced from projects that do not provide direct environmental benefits in California.
California has adopted RPS targets that require California retail sellers of electricity to provide certain percentages of energy sales from renewable resources defined in the statute, including 33% of retail sales by December 2020; 44% of retail sales by

December 2024, 52% of retail sales by December 2027, and 60% of retail sales by December 2030. Approximately 38% of SCE's supply portfolio in 2019 came from renewable sources eligible under California's RPS. SCE estimates that approximately 35% of its supply portfolio in 2020 came from renewable sources eligible under California's RPS, of which 32% was delivered to customers and 3% was sold for resale. As such, SCE met California's 2020 RPS target. Separate from RPS targets, California also requires all retail electricity sales to be from carbon-free resources (such as hydroelectric energy) by 2045. In 2020 approximately 43% of SCE's customer deliveries came from carbon-free resources. California also supports climate action to meet the December 2015 Paris Agreement. SCE's climate change objectives align with California’s requirements, and SCE anticipates it will meet its own objectives, and therefore California’s requirements, through 2045.
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
Environmental Risks
Severe droughts and windstorms contributed to the devastating wildfires that swept through parts of California in recent years, demonstrating the serious threat that weather extremes caused by climate change pose to California's communities and the environment. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A. Severe weather events, including drought, increasingly severe windstorms and rising sea-levels, pose risks to SCE's infrastructure and SCE and Edison International are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. See "Management Overview—Wildfire Mitigation, Wildfire Insurance and Restoration Expenses" in the MD&A.
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

LEGAL PROCEEDINGS
2017/2018 Wildfire/Mudslide Events
See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" for information regarding legal proceedings related to the 2017/2018 Wildfire/Mudslide Events.
Environmental Proceedings
Each of Edison International and SCE have elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation SK unless it reasonably believes that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1,000,000.
Mission Canyon
SCE performed 1.6 miles of access road grading and vegetation clearing in the Mission Canyon area of Santa Barbara County in December 2019, resulting in debris moving downslope into a creek bed and other impacts in the area (the "Mission Canyon Incident"). See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Environmental Remediation" for information regarding the Mission Canyon Incident.

MINE SAFETY DISCLOSURE
Not applicable.

CERTAIN INFORMATION ABOUT EDISON INTERNATIONAL
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Age at February 18, 2021	Company Position
Pedro J. Pizarro	55	President and Chief Executive Officer
Maria Rigatti	57	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	61	Executive Vice President and General Counsel
Caroline Choi	52	Senior Vice President, Corporate Affairs
J. Andrew Murphy	60	Senior Vice President, Strategy and Corporate Development
Jacqueline Trapp	53	Senior Vice President, Human Resources
Kevin M. Payne	60	President and Chief Executive Officer, SCE
Steven D. Powell	42	Executive Vice President, Operations, SCE
As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by, and serve at the pleasure of, Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International have been actively engaged in the business of Edison International and its subsidiaries for more than five years, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officers	Company Position	Effective Dates
Pedro J. Pizarro	President and Chief Executive Officer, Edison International President, Edison International President, SCE	October 2016 to present June 2016 to September 2016 October 2014 to June 2016

Maria Rigatti	Executive Vice President and Chief Financial Officer, Edison International Senior Vice President and Chief Financial Officer, SCE	September 2016 to present July 2014 to September 2016

Adam S. Umanoff	Executive Vice President and General Counsel, Edison International	January 2015 to present

Caroline Choi	Senior Vice President, Corporate Affairs, Edison International and SCE Senior Vice President, Regulatory Affairs, SCE Vice President Energy & Environmental Policy, SCE	February 2019 to present June 2016 to February 2019 January 2012 to June 2016

J. Andrew Murphy	Senior Vice President, Strategy and Corporate Development, Edison International	September 2015 to present

Jacqueline Trapp	Senior Vice President, Human Resources Edison International and SCE Vice President, Human Resources, SCE Director, Executive Talent and Rewards, Edison International	February 2018 to present June 2016 to February 2018 July 2012 to June 2016

Kevin M. Payne	President and Chief Executive Officer, SCE Chief Executive Officer, SCE Senior Vice President, Customer Service, SCE	June 2019 to present June 2016 to June 2019 March 2014 to June 2016

Steven D. Powell	Executive Vice President, Operations, SCE
Senior Vice President, Strategy, Planning and Operational Performance, SCE
Vice President, Strategy & Integrated Planning, SCE
	Director, Organizational Performance, SCE	September 2019 to present August 2018 to September 2019 February 2016 to August 2018 January 2015 to February 2016

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning executive officers of Edison International is set forth above under "Information about our Executive Officers." Other information responding to this section will appear in the Edison International Proxy Statement under the headings "Item 1: Election of Directors," and is incorporated herein by this reference.
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
EXECUTIVE COMPENSATION
Information responding to this section will appear in the Edison International Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation" and "Director Compensation" and is incorporated herein by this reference.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responding to this section will appear in the Edison International Proxy Statement under the headings "Governance Structure and Processes—Certain Relationships and Related Transactions," and "Governance Structure and Processes—Director Independence," and is incorporated herein by this reference.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responding to this section will appear in the Edison International Proxy Statement under the headings "Stock Ownership" and "Item 4: Approval of the EIX Employee Stock Purchase Plan" and is incorporated herein by this reference.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP ("PwC") served as Edison International's and SCE's principal accountant in 2020. Information responding to this section for Edison International will appear in the Edison International Proxy Statement under the heading "Independent Auditor Fees," and is incorporated herein by this reference.
The following table sets forth the aggregate fees billed by PwC to SCE for the fiscal years ended December 31, 2020 and December 31, 2019:

	SCE ($000)
Type of Fee	2020	2019
Audit Fees(1)	$5,600	$5,329
Audit-Related Fees(2)	255	785
Tax Fees(3)	260	366
All Other Fees(4)	1,359	238
Total	$7,474	$6,718
(1) These represent fees for professional services provided in connection with the audit of SCE’s annual financial statements and internal controls over financial reporting, and reviews of SCE's quarterly financial statements.
(2) These represent fees for assurance and related services related to the performance of the audit or review of the financial statements and not reported under “Audit Fees” above.
(3) These represent fees for tax-related compliance and other tax-related services to support compliance with federal and state tax reporting and payment requirements, including tax return review and review of tax laws, regulations or cases.
(4) These represent fees for miscellaneous services including CSRP assessment and a CPUC required attestation report on wildfire memorandum accounts.
The SCE Audit and Finance Committee annually approves all proposed audit fees in executive session without PwC present, considering several factors, including a breakdown of the services to be provided, proposed staffing and hourly rates, and changes in SCE and industry from the prior year. The audit fees are the culmination of a process which included a comparison of the prior year’s proposed fees to actual fees incurred and fee proposals for known and anticipated 2020 services in the audit, audit-related, tax and other categories. The committee’s deliberations consider balancing the design of an audit scope that will achieve a high-quality audit with driving efficiencies from both SCE and PwC while compensating PwC fairly.
The SCE Audit and Finance Committee is required to pre-approve all audit and permitted non-audit services performed by PwC to ensure these services will not impair the firm’s independence.

The SCE Audit and Finance Committee has delegated to the Committee Chair the authority to pre-approve services between committee meetings, provided that any pre-approval decisions are presented to the committee at its next meeting. PwC must assure that all audit and non-audit services provided to SCE have been approved by the SCE Audit and Finance Committee.

During the fiscal year ended December 31, 2020, all services performed by PwC were pre-approved by the SCE Audit and Finance Committee, irrespective of whether the services required pre-approval under the Securities Exchange Act on 1934.
MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Edison International
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
There are restrictions on the ability of SCE to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—SCE—SCE Dividends," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." The number of common stockholders of record of Edison International was 27,353 on February 18, 2021. In addition, Edison International cannot pay dividends if it does not meet California law requirements on retained earnings and solvency.
Southern California Edison Company
As a result of the formation of a holding company described under the heading "Business" above, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock. There are restrictions on SCE's ability to pay dividends to Edison International and to its preference shareholders. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—SCE—SCE Dividends," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."

Comparison of Five-Year Cumulative Total Return

	At December 31,
	2015	2016	2017	2018	2019	2020
Edison International	$100	$125	$113	$106	$145	$127
S & P 500 Index	$100	$112	$136	$130	$171	$203
Philadelphia Utility Index	$100	$117	$132	$137	$174	$179
Note: Assumes $100 invested on December 31, 2015 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.

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

3.4	Bylaws of Southern California Edison Company, as amended effective October 25, 2018 (File No. 1-9936, filed as Exhibit No. 3.2 to SCE's Form 10-Q for the quarter ended September 30, 2018)*

Edison International
4.1	Edison International - Description of Registered Securities (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-K for the year ended December 31, 2019)*

4.2	Senior Indenture, dated September 10, 2010 (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-Q for the quarter ended September 30, 2010)*

Southern California Edison Company
4.3	Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (File No. 1-2313, filed as Exhibit 4.2 to SCE's Form 10-K for the year ended December 31, 2010)*

4.4	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, filed as Exhibit 4.3 to SCE's Form 10-K for the year ended December 31, 2017)*

Edison International and Southern California Edison Company

10.1**
Edison International 2008 Director Deferred Compensation Plan, as amended and restated effective January 1, 2021 (File No. 1-9936, filed as Exhibit No. 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2020)*

10.2**
Edison International Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014 (as amended) (File No. 1-9936, filed as Exhibit No. 10.7 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.3**	Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2021 (File No. 1-9936, filed as Exhibit No. 10.3 for the quarter ended September 30, 2020)*

10.4**	Executive Grantor Trust Agreement, dated August 1995 (File No. 1-9936, filed as Exhibit 10.12 to Edison International's Form 10-K for the year ended December 31, 1995)*

10.4.1**	Executive Grantor Trust Agreement Amendment 2002-1, effective May 14, 2002 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended June 30, 2002)*

10.4.2**	Executive and Director Grantor Trust Agreements Amendment 2008-1 (File No. 1-9936, filed as Exhibit No. 10.6.2 to Edison International's Form 10-K for the year ended December 31, 2008)*

10.5**
Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.7 to Edison International and SCE's Form 10-Q for the quarter ended June 30, 2014)*

10.5.1**
Edison International 2008 Executive Retirement Plan, as amended and restated effective January 1, 2021 (File No. 1-9936, filed as Exhibit 10.4 to Edison International and SCE's Form 10-Q for the quarter ended September 30, 2020)*

10.6**
Edison International Executive Incentive Compensation Plan, as amended and restated effective February 27, 2019 (File No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the year ended March 31, 2019)*

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

10.8.1**	Edison International 2010 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2010)*

10.8.2**	Edison International 2011 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2011)*

10.8.3**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.8.4**	Edison International 2013 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.8.5**	Edison International 2014 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2014)*

10.8.6**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.8.7**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.8.8**	Edison International 2017 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.8.9**	Edison International 2018 Long-Term Incentives Terms and Conditions (File. No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.8.10**	Edison International 2019 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2019)*

10.8.11**	Edison International 2020 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2020)*

10.9**
Edison International 2008 Executive Severance Plan, as amended and restated effective April 2, 2018 (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.10**
Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 27, 2020 (File No. 1-9936, filed as Exhibit 10.1 to Edison International and SCE's Form 10-Q for the quarter ended September 30, 2020)*

10.11**
Edison International Director Matching Gifts Program, as revised effective January 1, 2019 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2019)*

10.12
Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.13
Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.13.1
Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.13.2
Modification No. 1 to the Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated November 15, 2012 and filed November 21, 2012)*

10.13.3
Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties. (File No. 333-68630, filed as Exhibit 10.12 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

Exhibit Number	Description
10.14**
Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended June 30, 2005)*

10.15
Second Amended and Restated Credit Agreement dated as of May 17, 2018 among Edison International, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed May 18, 2018)*

10.16
Second Amended and Restated Credit Agreement dated as of May 17, 2018 among SCE, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated and filed May 18, 2018)*

10.17
364-Revolving Credit Agreement, dated as of March 11, 2020, among Southern California Edison, the several banks and other financial institutions from time to time parties thereto, and Royal Bank of Canada, as administrative agent for the lenders. (File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison Company's Form 8-K dated and filed March 11, 2020)*

10.18
Term Loan Credit Agreement, dated as of March 11, 2020, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto, and Royal Bank of Canada, as administrative agent for the lenders. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated and filed March 11, 2020)*

10.19
Term Loan Credit Agreement, dated as of March 20, 2020, among Edison International, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and Citibank, N.A., as syndication agent. (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated March 20,2020 and filed March 24, 2020)*

10.20
364-Revolving Credit Agreement dated as of May 8, 2020, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Citibank, N.A., Mizuho Bank, Ltd., MUFG Bank, Ltd., Barclays Bank PLC, and Bank of America N.A. as co-syndication agents. (Filed No. 1-2313, filed as Exhibit 10.1 to Southern California Edison Company's Form 8-K dated and filed May 8, 2020)*

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1	Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2020, filed on February 25, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2	Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2020, filed on February 25, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

Exhibit Number	Description
104	The cover page of this report formatted in Inline XBRL (included as Exhibit 101)
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

Schedules Supplementing Financial Statements

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2020	2019
Assets:
Cash and cash equivalents	$3	$15
Other current assets	43	260
Total current assets	46	275
Investments in subsidiaries	17,706	16,530
Deferred income taxes	675	608
Other long-term assets	71	76
Total assets	$18,498	$17,489
Liabilities and equity:
Short-term debt	$129	$—
Current portion of long-term debt	—	400
Other current liabilities	636	481
Total current liabilities	765	881
Long-term debt	3,133	2,733
Other long-term liabilities	552	572
Total equity	14,048	13,303
Total liabilities and equity	$18,498	$17,489

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2020, 2019 and 2018

(in millions)	2020	2019	2018
Interest income from affiliates	$1	$5	$—
Operating, interest and other expenses	189	150	98
Loss before equity in earnings (loss) of subsidiaries	(188)	(145)	(98)
Equity in earnings (loss) of subsidiaries	851	1,385	(376)
Income (loss) before income taxes	663	1,240	(474)
Income tax benefit	(76)	(44)	(17)
Income (loss) from continuing operations	739	1,284	(457)
Income from discontinued operations, net of tax	—	—	34
Net income (loss)	$739	$1,284	$(423)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2020, 2019 and 2018

(in millions)	2020	2019	2018
Net income (loss)	$739	$1,284	$(423)
Other comprehensive loss, net of tax	—	(9)	(7)
Comprehensive income (loss)	$739	$1,275	$(430)

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019 and 2018

(in millions)	2020	2019	2018
Net cash provided by operating activities	$1,171	$181	$785
Cash flows from financing activities:
Long-term debt issued	400	1,399	549
Long-term debt issuance costs	(3)	(9)	(4)
Long-term debt repaid	(400)	—	—
Short-term debt issued	800	1,000	—
Short-term debt repaid	(800)	(1,000)	—
Common stock issued	912	2,391	—
Payable due to affiliates	135	5	13
Commercial paper and other short-term borrowing (repayments), net	129	(1)	(1,141)
Payments for stock-based compensation	(3)	(27)	(24)
Receipts for stock-based compensation	21	39	14
Dividends paid	(928)	(810)	(788)
Net cash provided by (used in) financing activities	263	2,987	(1,381)
Capital contributions to affiliate	(1,446)	(3,258)	(10)
Dividends from affiliate	—	8	179
Net cash (used in) provided by investing activities:	(1,446)	(3,250)	169
Net decrease in cash and cash equivalents	(12)	(82)	(427)
Cash and cash equivalents, beginning of year	15	97	524
Cash and cash equivalents, end of year	$3	$15	$97
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
Dividends Received
Edison International Parent received cash dividends from SCE of $1.3 billion, $400 million and $788 million in 2020, 2019 and 2018, respectively.
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
Effective January 1, 2020, the common equity component of SCE's CPUC authorized capital structure was increased from 48% to 52% on a weighted average basis over the January 1, 2020 to December 31, 2022 compliance period. Under AB 1054, the impact of SCE's contributions to the Wildfire Insurance Fund are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. The temporary exclusion will lapse on May 7, 2022 or when a determination regarding cost recovery for the 2017/2018 Wildfire/Mudslide Events is made, whichever comes earlier. If the CPUC has not made a determination regarding cost recovery by May 7, 2022, SCE is permitted to file another application for a waiver of compliance with its equity ratio requirement. In the interim, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."
Note 2. Debt and Equity Financing
Long-Term Debt
In April 2020, Edison International Parent issued $400 million of 4.95% senior notes due 2025. The proceeds were used to repay all $400 million of Edison International Parent's outstanding 2.125% Senior Notes due in 2020.
In addition, at December 31, 2020, Edison International Parent had $400 million of 2.40% senior notes due in 2022, $300 million of 3.125% senior notes due 2022, $400 million of 2.95% senior notes due in 2023, $500 million of 3.55% senior notes due 2024, $600 million of 5.75% senior notes due in 2027 and $550 million of 4.125% senior notes due in 2028. At December 31, 2019, Edison International Parent had $400 million of 2.125% senior notes due in 2020, $400 million of 2.40% senior notes due in 2022, $400 million of 2.95% senior notes due in 2023 and $550 million of 4.125% senior notes due in 2028.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facility at December 31, 2020:

(in millions)
Commitment	$1,500
Outstanding borrowings [1]	130
Amount available	$1,370
1At December 31, 2020 Edison International Parent had $130 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.42%. At December 31, 2019 Edison International Parent did not have any outstanding commercial paper.
In March 2020, Edison International Parent borrowed $800 million under a term loan agreement due in March 2021 with a variable interest rate based on LIBOR plus 1.125%. The proceeds were used for general corporate purposes. In May 2020, Edison International repaid the outstanding balance of the term loan using the proceeds from issuance of common stock in a registered direct offering.
The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.70 to 1. At December 31, 2020, Edison International's consolidated debt to total capitalization ratio was 0.59 to 1.
Equity
In May 2020, Edison International issued 14,181,882 shares of common stock in a registered direct offering and received approximately $800 million in proceeds, before deducting fees and offering expenses of $14 million. The proceeds were used to pay off debt outstanding under a term loan agreement and for general corporate purposes. Refer to Note 2 for details of the term loan.
In May 2019, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market" ("ATM") program under which it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. During the three months ended December 31, 2020, Edison International did not issue any shares through the ATM program. During the twelve months ended December 31, 2020, Edison International issued 391,501 shares through the ATM program and received proceeds of $27 million, net of fees and offering expenses of $0.3 million. During the three and twelve months ended December 31, 2019, Edison International issued 2,824,261 shares through the ATM program and received proceeds of $198 million, net of fees and offering expenses of $2 million. The proceeds from the sales were used for equity contributions to SCE and for general corporate and working capital purposes. As of December 31, 2020, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.
Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the twelve months ended December 31, 2020, 1,644,500 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $99 million, 387,425 shares of common stock were issued as stock compensation awards for net cash receipts of $16 million, 280,707 shares of new common stock were issued in lieu of distributing $17 million to shareholders opting to receive dividend payments in the form of additional common stock and 35,999 shares of common stock related to optional cash investments of $2 million.
During the twelve months ended December 31, 2019, 595,200 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $41 million, 423,569 shares of common stock were issued as stock compensation awards for net cash receipts of $22 million and 125,481 shares of new common stock were issued in lieu of distributing $8 million to shareholders opting to receive dividend payments in the form of additional common stock. Edison International did not have optional cash investment issuances in December 31, 2019.
Note 3. Related-Party Transactions
Edison International's Parent expense from services provided by SCE was $2 million in 2020, $2 million in 2019 and $2 million in 2018. Edison International's Parent interest expense from loans due to affiliates was $4 million in 2020 and $5 million in 2019 and 2018. Edison International Parent had current related-party receivables of $43 million and $272 million and current related-party payables of $323 million and $198 million at December 31, 2020 and 2019, respectively. Edison International Parent had long-term related-party receivables of $68 million and $73 million at December 31, 2020 and 2019, respectively, and long-term related-party payables of $219 million and $213 million at December 31, 2020 and 2019, respectively.
Edison Mission Energy ("EME"), a wholly-owned subsidiary of Edison International, emerged from bankruptcy in 2014 and retained a lease investment in a hydroelectric power plant in Vidalia, Louisiana. In November 2020, the lessee exercised an option in the lease agreement and purchased the asset upon expiration of the lease term. EME received net proceeds of $132 million from sale, which was transferred to Edison International Parent as a related-party note and included in current related-party payables.
Note 4. Contingencies
For a discussion of material contingencies see "Notes to Consolidated Financial Statements—Note 8. Income Taxes" and "—Note 12. Commitments and Contingencies."

EDISON INTERNATIONAL
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year ended December 31, 2020
Allowance for uncollectible accounts
Customers	$35.8	$35.9	$120.0	[c]	$16.3		$175.4
All others	13.9	9.4	—		10.8		12.5
Total allowance for uncollectible amounts	$49.7	$45.3	$120.0		$27.1	[a]	$187.9
Tax valuation allowance	$35.0	$—	$—		$—		$35.0

For the Year ended December 31, 2019
Allowance for uncollectible accounts
Customers	$32.0	$22.2	$—		$18.4		$35.8
All others	19.5	10.0	—		15.6		13.9
Total allowance for uncollectible amounts	$51.5	$32.2	$—		$34.0	[a]	$49.7
Tax valuation allowance	$36.0	$—	$—		$1.0		$35.0

For the Year ended December 31, 2018
Allowance for uncollectible accounts
Customers	$36.6	$19.0	$—		$23.6		$32.0
All others	17.3	16.2	—		14.0		19.5
Total allowance for uncollectible amounts	$53.9	$35.2	$—		$37.6	[a]	$51.5
Tax valuation allowance	$28.0	$—	$8.0	[b]	$—		$36.0
a    Accounts written off, net.
b    During 2018, Edison International recorded an additional valuation allowance of $4 million for non-California state net operating loss carryforwards and $4 million for California capital losses generated from the April 2018 sale of SoCore Energy, which are estimated to expire before being utilized.
c    Amounts are deferred to regulatory assets.

SOUTHERN CALIFORNIA EDISON COMPANY
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
(in millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at End of Period
For the Year ended December 31, 2020
Allowance for uncollectible accounts
Customers	$35.5	$35.6	$120.0	[b]	$15.9		$175.2
All others	13.9	9.4	—		10.8		12.5
Total allowance for uncollectible accounts	$49.4	$45.0	$120.0		$26.7	[a]	$187.7

For the Year ended December 31, 2019
Allowance for uncollectible accounts
Customers	$31.6	$22.0	$—		$18.1		$35.5
All others	19.5	10.0	—		15.6		13.9
Total allowance for uncollectible accounts	$51.1	$32.0	$—		$33.7	[a]	$49.4

For the Year ended December 31, 2018
Allowance for uncollectible accounts
Customers	$36.0	$18.9	$—		$23.3		$31.6
All others	17.3	16.2	—		14.0		19.5
Total allowance for uncollectible accounts	$53.3	$35.1	$—		$37.3	[a]	$51.1
a    Accounts written off, net.
b    Amounts are deferred to regulatory assets.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 25, 2021	Date:	February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title

A. Principal Executive Officers

Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)

Kevin Payne*	President and Chief Executive Officer and Director (Southern California Edison Company)

B. Principal Financial Officers

Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)

William M. Petmecky III*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)

C. Principal Accounting Officers

/s/ Aaron D. Moss	Vice President and Controller (Edison International)
Aaron D. Moss

/s/ Aaron D. Moss	Vice President and Controller (Southern California Edison Company)
Aaron D. Moss

D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)

Jeanne Beliveau-Dunn*	Director

Michael C. Camuñez*	Director

Vanessa C.L. Chang*	Director

James T. Morris*	Director

Timothy T. O'Toole*	Director

Kevin Payne (SCE only)*	Director

Pedro J. Pizarro*	Director

Carey A. Smith*	Director

Linda G. Stuntz*	Director

William P. Sullivan*	Chair of the Edison International Board and Director

Peter J. Taylor*	Director

Keith Trent*	Director

*By:	/s/ Aaron D. Moss	*By:	/s/ Aaron D. Moss

	Aaron D. Moss Vice President and Controller (Attorney-in-fact for EIX Directors and Officers)		Aaron D. Moss Vice President and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 25, 2021	Date:	February 25, 2021