Form 10-Q
period 2021-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2021-04-27
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY

2244 Walnut Grove Avenue	2244 Walnut Grove Avenue
(P.O. Box 976)	(P.O. Box 800)
Rosemead, California 91770	Rosemead, California 91770
(Address of principal executive offices)	(Address of principal executive offices)
(626) 302-2222	(626) 302-1212
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE LLC

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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock outstanding as of April 20, 2021:
Edison International	379,438,053 Shares
Southern California Edison Company	434,888,104 Shares

i

2017/2018/Wildfire/Mudslide Events	67
Environmental Proceedings	67
EXHIBITS	68	Part II, Item 6
SIGNATURES	69

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2019/2020 Wildfires	wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition
2020 Form 10-K	Edison International’s and SCE’s combined Annual Report on Form 10-K for the year ended December 31, 2020
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE will exclude from the equity portion of SCE's rate base as required under AB 1054
AB 1054 Liability Cap

a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, in the year of the applicable prudency determination

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

Edison Energy Group	Edison Energy Group, Inc., an indirect wholly-owned subsidiary of Edison International, that is a holding company for subsidiaries engaged in competitive businesses
Edison International Proxy Statement	Proxy Statement to be filed with the SEC in connection with Edison International's Annual Meeting of Shareholders' held on April 22, 2021
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program

Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
kV	unit of electrical potential equal to 1000 volts
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
PSPS	Public Safety Power Shutoffs
ROE	return on common equity
RPS	renewables portfolio standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Subrogation Plaintiffs	the plaintiffs party to the TKM Subrogation Settlement, representing all the insurance subrogation plaintiffs in the TKM litigation at the time of the settlement
TKM Subrogation Settlement	a settlement entered into by Edison International and SCE in September 2020 in the TKM litigation to which the TKM Subrogation Plaintiffs are party
VCFD	Ventura County Fire Department
WEMA	Wildfire Expense Memorandum Account
WMP

a wildfire mitigation plan required to be filed under AB 1054 to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment

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

v

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International’s and SCE’s current expectations and projections about future events based on Edison International’s and SCE’s knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred to implement SCE's new customer service system and costs incurred as a result of the COVID-19 pandemic;
●	ability of SCE to implement its WMP;
●	risks of regulatory or legislative restrictions that would limit SCE’s ability to implement PSPS when conditions warrant or would otherwise limit SCE’s operational PSPS practices;
●	risks associated with implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
●	ability of SCE to maintain a valid safety certification;
●	ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, operational issues (such as rotating outages and issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	risks associated with AB 1054 effectively mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the new prudency standard established under AB 1054;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, and delays in executive, regulatory and legislative actions;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;

●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, delays, contractual disputes, and cost overruns;
●	pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's transmission and distribution infrastructure investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, power curtailment costs (payments due under power contracts in the event there is insufficient transmission to enable acceptance of power delivery), changes in the CAISO's transmission plans, and governmental approvals;
●	risks associated with the operation of transmission and distribution assets and power generating facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities and effective tax rate;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in the fair value of investments and other assets;
●	changes in interest rates and rates of inflation, including escalation rates (which may be adjusted by public utility regulators);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance the state places on GHG reduction;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;
●	cost and availability of labor, equipment and materials;
●	potential for penalties or disallowance for non-compliance with applicable laws and regulations; and

●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2020 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2020 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International’s and SCE’s businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE post or provide direct links to (i) certain SCE and other parties’ regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings in a section titled "SCE Regulatory Highlights," (ii) certain documents and information related to Southern California wildfires which may be of interest to investors in a section titled "Southern California Wildfires," and (iii) presentations, documents and information that may be of interest to investors in a section titled "Presentations" at www.edisoninvestor.com in order to publicly disseminate such information. The reports, presentations, documents and information contained on, or connected to, the Edison investor website are not deemed part of, and are not incorporated by reference into, this report.

The MD&A for the three months ended March 31, 2021 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2020 and as compared to the three months ended March 31, 2020. This discussion presumes that the reader has read or has access to Edison International’s and SCE’s MD&A for the calendar year 2020 (the "2020 MD&A"), which was included in the 2020 Form 10-K.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

	Three months ended
	March 31,
(in millions)	2021	2020	Change
Net income (loss) attributable to Edison International
SCE	$296	$219	$77
Edison International Parent and Other	(37)	(36)	(1)
Edison International	259	183	76
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events expenses	(4)	—	(4)
Wildfire Insurance Fund expense	(38)	(60)	22
Re-measurement of tax liabilities	—	18	(18)
Edison International Parent and Other
Re-measurement of tax liabilities	—	(3)	3
Total non-core items	(42)	(45)	3
Core earnings (losses)
SCE	338	261	77
Edison International Parent and Other	(37)	(33)	(4)
Edison International	$301	$228	$73

Edison International’s earnings are prepared in accordance with GAAP. Management uses core earnings (losses) internally for financial planning and for analysis of performance. Core earnings (losses) are also used when communicating with investors and analysts regarding Edison International’s earnings results to facilitate comparisons of the company’s performance from period to period. Core earnings (losses) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (losses) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other income and expense related to changes in law, outcomes in tax, regulatory or legal proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing.

Edison International’s first quarter 2021 earnings increased $76 million from the first quarter of 2020, resulting from an increase in SCE’s earnings of $77 million and an increase in Edison International Parent and Other’s losses of $1 million. SCE’s higher earnings consists of $77 million of higher core earnings, and non-core losses consistent with the prior year.

The increase in SCE’s core earnings was primarily due to lower expenses related to wildfire mitigation activities and employee benefits as well as higher income from the equity portion of allowance for funds used during construction ("AFUDC").

Edison International Parent and Other’s losses for the three months ended March 31, 2021, which are largely consistent with prior year, consist of $4 million of higher core losses, partially offset by $3 million of lower non-core losses.

Consolidated non-core items for the three months ended March 31, 2021 and 2020 primarily included:

●	Charges of $53 million ($38 million after-tax) recorded in 2021 and $84 million ($60 million after-tax) recorded in 2020 from the amortization of SCE’s contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	A charge of $5 million ($4 million after-tax) in 2021 for 2017/2018 Wildfire/Mudslide Events expenses.
●	An income tax benefit of $18 million and income tax expense of $3 million recorded in 2020 for SCE and Edison International Parent and Other, respectively, due to re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.

Southern California Wildfires and Mudslides

California has experienced unprecedented weather conditions in recent years and SCE's service territory remains susceptible to additional wildfire activity in 2021 and beyond. The worsening conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening weather and fuel conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its 2020 – 2022 WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities.

In addition to the investments SCE is making through its WMP, SCE also uses PSPS program to proactively de-energize power lines to mitigate the risk of catastrophic wildfires during extreme weather events. SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive or unreasonable reliance on PSPS. In April 2021, the CPUC issued a proposed decision which, if implemented, among other things, would reduce future authorized revenue for the volumetric reductions in electricity sales resulting from future PSPS events.

Wildfires in SCE's territory in December 2017 and November 2018 caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events.

SCE's equipment has been, and may further be, alleged to be associated with several wildfires that have originated in Southern California subsequent to 2018. Edison International and SCE expect that any losses incurred in connection with those fires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material.

2017/2018 Wildfire/Mudslide Events

As discussed in the 2020 Form 10-K, multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International.

Through March 31, 2021, Edison International and SCE have recorded total pre-tax charges of $6.2 billion, expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $233 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through March 31, 2021 have been $2.9 billion.

As of March 31, 2021, SCE had paid $2.4 billion under executed settlements and had $1.8 billion to be paid under executed settlements related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had recovered $1.3 billion through insurance and $142 million through FERC-jurisdictional electric rates.

After giving effect to all settlements entered into through March 31, 2021, Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $2.0 billion. The remaining estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of any potential fines or penalties that could be levied against SCE in connection with the 2017/2018 Wildfire/Mudslide

Events. Edison International and SCE are currently unable to reasonably estimate the magnitude of any such fines or penalties, or the associated timing if they were to be imposed. Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, uncertainties related to the litigation processes, the uncertainty in estimating damages that may be alleged, and the uncertainty as to how these factors impact future settlements.

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

Current Wildfire Insurance Coverage

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2020 through June 30, 2021, subject to $50 million of self-insured retention and up to $80 million of co-insurance, which results in net coverage of approximately $870 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period. SCE believes that its insurance coverage for the July 1, 2020 through June 30, 2021 period meets its obligation to maintain reasonable insurance coverage under AB 1054. SCE is in the process of procuring wildfire-specific insurance coverage for the period that will begin on July 1, 2021.

2019 Wildfire Legislation

In July 2019, AB 1054 was signed by the governor of California and became effective immediately. The summary of the wildfire legislation in this report is based on SCE’s interpretation of the legislation and is qualified in its entirety by, and should be read together with, AB 1054 and companion Assembly Bill 111.

AB 1054 Prudency Standard

Under AB 1054, the CPUC must apply a new standard when assessing the prudency of a utility in connection with a request for recovery of wildfire costs for wildfires ignited after July 12, 2019. Utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent.

Wildfire Insurance Fund

AB 1054 also provided for the Wildfire Insurance Fund to reimburse a utility for payment of certain third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the insurance coverage required to be maintained under AB 1054. Through March 31, 2021, the participating investor-owned utilities, PG&E, SCE and SDG&E, have collectively contributed approximately $8.1 billion to the Wildfire Insurance Fund and have not sought reimbursement from of any wildfire claims from the fund.

Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. Utilities participating in the Wildfire Insurance Fund are not required to reimburse the fund for amounts withdrawn from the fund that the CPUC finds were prudently incurred and can recover such prudently incurred wildfire costs through electric rates if the fund has been exhausted. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows subject to the AB 1054 Liability Cap. A utility will not be eligible for the AB 1054 Liability Cap if it does not maintain a valid safety certification or its actions or inactions that resulted in the wildfire are found to constitute conscious or willful disregard of the rights and safety of others. Based on SCE's forecasted weighted-average 2021 transmission and distribution rate base, excluding general plant and intangibles, and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2021 would be capped at approximately $3.2 billion. SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently, the AB 1054 Liability Cap, will terminate when the administrator determines that the fund has been exhausted.

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

SCE filed its 2020 – 2022 WMP in February 2020. In June 2020, the CPUC ratified the WSD's conditional approval of SCE's 2020 – 2022 WMP. The approval is conditioned on SCE providing requested information to the WSD, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the WSD. SCE filed updates to its 2020 – 2022 WMP in February 2021 to, among other things, report on implementation of its plan in 2020 and describe new and ongoing wildfire mitigation activities.

Capital Expenditure Requirement

Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base. SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. In November 2020, the CPUC issued an irrevocable order permitting SCE to finance approximately $340 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. As of March 31, 2021, SCE has spent approximately $1.5 billion in AB 1054 Excluded Capital Expenditures. SCE issued securitized bonds in the amount of $338 million in February 2021 and expects to seek additional irrevocable orders from the CPUC to finance the remaining AB 1054 Excluded Capital Expenditures. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Financing Order" for further details.

For further information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054" in the 2020 Form 10-K and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

CSRP

In April 2021, SCE implemented a new customer service system, which replaced a majority of SCE’s customer systems. The project is referred to as the Customer Service Re-Platform (CSRP). SCE has tracked the cost of the CSRP system implementation in a previously approved memorandum account and will seek CPUC recovery of the CSRP implementation costs in a future application anticipated to be filed with the CPUC in 2021. Total forecasted expenditures for the CSRP project are approximately $540 million in capital and $90 million in operations and maintenance from inception through 2021. If approved, the project is expected to increase SCE’s rate base by approximately $500 million by 2023.

COVID-19

As discussed in the 2020 Form 10-K, the COVID-19 pandemic is having a significant impact on global society and economies. As a result of the pandemic, Edison International and SCE have experienced increased costs, but the pandemic has not had a pervasive impact on SCE's or Edison International's ability to operate their business.

As a result of the pandemic and increased estimates of uncollectible expenses, largely related to the economic impacts of the pandemic on SCE’s customers, SCE has recognized $231 million of incremental costs as of March 31, 2021, of which $87 million has been deferred to memorandum accounts for future CPUC reasonableness review and $144 million has been transferred to balancing accounts pending recovery. In addition to the increases in expected uncollectible accounts, SCE has incurred incremental costs associated with sequestering certain SCE employees at essential work locations and coordination of SCE's response to the emergency.

In April 2021, the CPUC issued a decision to adopt a COVID-19 disconnection moratorium for medium-large commercial and industrial electric customers and established a memorandum account to track, and seek recovery of, the resulting costs.

SCE expects to securitize $112 million of incremental residential uncollectible expenses associated with the economic effects of the COVID-19 pandemic, subject to approval of a financing order by the CPUC. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Financing Order" for further details.

For further information see "Notes to the Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" in this filing and "Management Overview—COVID-19" and "Risk Factors" in the 2020 MD&A.

2021 General Rate Case

The 2021 GRC consists of four separate tracks. Track 1 is similar to previous GRCs and addresses revenue requirements for the three-year period of 2021 – 2023. Tracks 2 and 3 address the reasonableness of 2018 – 2019 and 2020 wildfire mitigation costs that were incremental to amounts authorized in the 2018 GRC, respectively. In January 2020, a CPUC decision introduced a third attrition year in current and future GRCs. As a result, track 4 will address the revenue requirement for 2024. SCE is scheduled to submit its testimony for track 4 in May 2022.

As discussed in the 2020 Form 10-K, in the 2021 GRC, SCE has requested a test year revenue requirement of $7.6 billion, an approximately $1.3 billion increase over the 2020 revenue requirement authorized in the 2018 GRC as updated for post test-year ratemaking changes. SCE’s request proposes post test-year increases in 2022 and 2023 of $452 million and $524 million, respectively. SCE’s request excludes the revenue requirement associated with the approximately $1.6 billion of AB 1054 Excluded Capital Expenditures. The CPUC has approved the establishment of a memorandum account making the authorized revenue requirement changes effective January 1, 2021. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision. SCE is recognizing revenue based on the 2020 authorized revenue requirement until a GRC decision is issued.

For more information on tracks 2 and 3 of the 2021 GRC, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings—2021 General Rate Case Wildfire Mitigation Memorandum Account Balances."

Wildfire Mitigation, Wildfire Insurance and Restoration Expenses

As discussed in the 2020 Form 10-K, in response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California, SCE is currently incurring wildfire mitigation, wildfire insurance and wildfire and drought restoration related spending at levels significantly exceeding amounts authorized in its 2018 GRC.

As of March 31, 2021, SCE has recognized $901 million of regulatory assets related to incremental wildfire mitigation expenses, including depreciation expense from $1.8 billion of total incremental wildfire mitigation capital expenditures. The regulatory assets include $401 million of operations and maintenance expense approved for recovery in the GRC track 2 proceeding. SCE expects to securitize this amount, subject to approval of a financing order by the CPUC. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Financing Order" for further details. In the event these costs are not authorized for securitization, SCE will include the costs in customer rates as soon as practicable.

Additionally, SCE has recognized $397 million of regulatory assets associated with drought and wildfire restoration and $241 million of regulatory assets related to incremental wildfire insurance expenses. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.

In January 2021, the CPUC approved recovery of certain incremental wildfire mitigation expenses through track 2 of the 2021 GRC. In February 2021, the AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs previously deferred to memorandum accounts were recovered through securitization.

For additional information, see "Liquidity and Capital Resources—SCE" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings."

Capital Program

Total capital expenditures (including accruals) were $1.1 billion and $1.0 billion for the first three months ended March 31, 2021 and 2020, respectively.

As discussed in the 2020 MD&A, in the absence of a 2021 GRC decision, SCE has developed, and is executing against, a 2021 capital expenditure plan that will allow SCE to meet what is ultimately authorized in the 2021 GRC decision while minimizing the associated risk of unauthorized spending.

The 2021 actual capital spending may be affected by changes in regulatory, environmental and engineering design requirements, permitting and project delays, cost and availability of labor, equipment and materials and other factors. For further information regarding the capital program see "Liquidity and Capital Resources—SCE—Capital Investment Plan" in this filing and "Management Overview—Capital Program" in the 2020 MD&A.

RESULTS OF OPERATIONS

SCE

SCE’s results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs) and certain operation and maintenance expenses. SCE earns no return on these activities.

The following table is a summary of SCE’s results of operations for the periods indicated.

Three months ended March 31, 2021 versus March 31, 2020

	Three months ended March 31, 2021			Three months ended March 31, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$1,767	$1,186	$2,953	$1,741	$1,039	$2,780
Purchased power and fuel	—	1,013	1,013	2	926	928
Operation and maintenance	621	206	827	717	142	859
Wildfire Insurance Fund expense	53	—	53	84	—	84
Depreciation and amortization	524	—	524	483	—	483
Property and other taxes	124	1	125	110	—	110
Total operating expenses	1,322	1,220	2,542	1,396	1,068	2,464
Operating income (loss)	445	(34)	411	345	(29)	316
Interest expense	(184)	—	(184)	(194)	—	(194)
Other income	38	34	72	23	29	52
Income before taxes	299	—	299	174	—	174
Income tax benefit	(24)	—	(24)	(75)	—	(75)
Net income	323	—	323	249	—	249
Less: Preferred and preference stock dividend requirements	27	—	27	30	—	30
Net income available for common stock	$296	$—	$296	$219	$—	$219
Net income available for common stock			$296			$219
Less: Non-core expense			(42)			(42)
Core earnings[1]			$338			$261
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $26 million primarily due to the following:
●	An increase in CPUC-related revenue of $11 million primarily due to higher rate base earning a return through balancing accounts and higher operating costs subject to balancing account treatment.
●	An increase in FERC-related revenue and other operating revenue of $15 million primarily due to FERC rate base growth.
●	Lower operation and maintenance costs of $96 million primarily due to the following:
●	Lower expenses of $36 million related to wildfire-mitigation costs including inspections and preventive maintenance.
●	Lower employee benefit expenses of $20 million from short-term incentive compensation.
●	Decreased other expenses of $40 million primarily due to lower customer uncollectible expenses, worker's compensation costs and environmental remediation. The impact on utility earnings activities from residential uncollectible accounts decreased as the CPUC authorized cost recovery for those amounts through the Residential Uncollectible Balancing Account ("RUBA").
●	Lower Wildfire Insurance Fund expense of $31 million due to the change in the estimated life of the Wildfire Insurance Fund which increased the amortization period of SCE contributions in 2021. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingences" for further information.
●	Higher depreciation and amortization expense of $41 million primarily due to increased plant balances in 2021.

●	Higher property and other taxes of $14 million primarily due to higher property assessed values in 2021.
●	Lower interest expense of $10 million primarily due to lower interest rate on balancing accounts, partially offset by increased borrowings.
●	Higher other income of $15 million primarily due to higher AFUDC equity income.
●	Lower income tax benefit of $51 million primarily due to higher pre-tax income and a tax benefit in 2020 from the re-measurement of uncertain tax positions.

Cost-Recovery Activities

Cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $87 million primarily due to higher power and gas prices from extreme winter weather in February 2021, partially offset by higher congestion revenue right credits and the CAISO generation surcharge of $59 million incurred in 2020.
●	Higher operation and maintenance costs of $64 million due to the CAISO transmission refund received in 2020 for $66 million related to the surcharge mentioned above and the authorization to recover uncollectible costs through the RUBA, partially offset by lower transmission access charges.

Supplemental Operating Revenue Information

SCE’s retail billed and unbilled revenue (excluding wholesale sales) was $2.7 billion and $2.5 billion for the three months ended March 31, 2021 and 2020, respectively.

The increase for the three months ended March 31, 2021 compared to the same periods in 2020 is primarily due to higher cost-recovery activities related to higher power and gas prices. See "—Cost-Recovery Activities" for further details.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.

Income Taxes

SCE’s income tax benefit decreased by $51 million for the three months ended March 31, 2021 compared to the same period in 2020. The decrease is primarily due to higher pre-tax income and a tax benefit in 2020 from the re-measurement of uncertain tax positions.

The effective tax rates were (8.0)% and (43.1)% for the three months ended March 31, 2021 and 2020, respectively. SCE’s effective tax rate is below the federal statutory rate of 21% primarily due to CPUC’s ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2021	2020
Edison Energy Group and subsidiaries	$(3)	$(2)
Corporate expenses and other subsidiaries	(34)	(34)
Total Edison International Parent and Other	$(37)	$(36)
Less: Non-core expense	—	(3)
Core losses[1]	$(37)	$(33)

1 See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

LIQUIDITY AND CAPITAL RESOURCES

SCE

SCE’s ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flow and access to the bank and capital markets. SCE’s overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to and equity contributions from Edison International, obligations to preference shareholders, and the outcome of tax, regulatory and legal matters.

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

In addition, in the second quarter of 2021, SCE plans to file an application with the CPUC to finance up to $1.0 billion through the issuance of securitized bonds. For further details, see "—Regulatory Proceedings—Financing Order."

In April 2021, SCE issued $400 million of floating rate first and refunding mortgage bonds due in 2023, $400 million of floating rate first and refunding mortgage bonds due in 2024, $350 million of first and refunding mortgage bonds due in 2023 and $700 million of first and refunding mortgage bonds due in 2024. Floating rate bonds will pay interest at a floating rate equal to the Secured Overnight Financing Rate ("SOFR") plus a spread. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." The proceeds of these issuances were used to fund the payment of wildfire claims exceeding insurance proceeds, including amounts paid under the Woolsey Subrogation Settlement.

In February 2021, SCE Recovery Funding LLC, a bankruptcy remote, wholly owned special purpose subsidiary of SCE, issued $338 million of Senior Secured Recovery Bonds Series 2021-A ("Recovery Bonds") in three tranches, of $138 million, $100 million and $100 million with final maturities in 2033, 2040 and 2045, respectively, and used the proceeds of the Recovery Bonds to acquire SCE's right to collect charges associated with the AB 1054 Excluded Capital Expenditures from certain existing and future SCE customers ("Recovery Property"). SCE used the proceeds it received from the sale of the Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including the retirement of related debt and financing costs. For further details, see "Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities," "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities."

In January 2021, SCE issued $150 million and $750 million first and refunding mortgage bonds due in 2030 and 2051, respectively. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." The proceeds were primarily used to repay SCE's commercial paper borrowings and for general corporate purposes.

In February 2021, Edison International made a $325 million equity contribution to SCE. In March 2021, Edison International made a $575 million equity contribution to SCE from the proceeds of an issuance of preferred stock.

Edison International is issuing securities with equity content as viewed by rating agencies, such as common or preferred stock, in 2021, to enable SCE to issue debt, including the debt SCE issued in April 2021 and debt to finance payments for future resolution of wildfire claims related to the 2017/2018 Wildfire/Mudslide Events, while allowing Edison International and SCE to maintain investment grade credit ratings. Edison International expects to issue further securities with up to approximately $375 million of equity content for investment in SCE in 2021. For further details, see "—Edison International Parent and Other."

The following table summarizes SCE’s current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB-	BBB
Outlook	Stable	Stable	Negative

SCE’s credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. The broad economic impacts of the COVID-19 pandemic may also affect SCE’s credit ratings. For further information see "Management Overview—COVID-19" in this report and "Risk Factors" in the 2020 Form 10-K. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE’s power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE’s credit rating were to fall below investment grade. Incremental collateral requirements for power procurement contracts and environmental remediation obligations would result from a potential downgrade of SCE’s credit rating to below investment grade. For further details, see "—Margin and Collateral Deposits."

The cost of capital mechanism set by the CPUC could impact SCE's results of operations and cash flows. The benchmark value for the current mechanism is the 12-month, October 1, 2018 through September 30, 2019, average Moody’s Baa utility bond yield of 4.5%. If the difference between the benchmark and the average of the same index for the 12-month period to September 30, 2021 exceeds 100-basis points, SCE's CPUC-authorized ROE will be adjusted for 2022 by half the amount of the difference (up or down). If the mechanism is triggered, SCE's costs of long-term debt and preferred equity will also be adjusted for 2022 to reflect the then current embedded costs and projected interest rates. The average Moody's Baa utility bond yield between October 1, 2020 and April 20, 2021 was 3.33%. The spot rate for Moody’s Baa utility bond was 3.53% on April 20, 2021 and an average Moody’s Baa utility bond yield of 3.69% or less from April 21, 2021 through September 30, 2021 will trigger the mechanism. SCE is required to file its next cost of capital application by April 2022 for rates effective beginning January 2023. For further information see "Business—SCE— Overview of Ratemaking Process" in the 2020 Form 10-K.

Available Liquidity

At March 31, 2021, SCE had cash on hand of $25 million.

The following table summarizes the status of SCE's credit facilities at March 31, 2021:

(in millions, except for rates)
Execution	Termination	LIBOR			Outstanding	Outstanding	Amount
date	date	plus (bps)	Use of proceeds	Commitment	borrowings	letters of credit	available
March 2020	May 2021	65	Finance a portion of the AB 1054 Capital Expenditures[1]	$800	$800	$—	$—
May 2020	May 2021	150	Undercollections related to COVID-19 and general corporate purposes	1,500	—	—	1,500
June 2019	May 2024	108	Support commercial paper borrowings and general corporate purposes[2,3]	3,000	674	120	2,206
Total SCE:				$5,300	$1,474	$120	$3,706
1	In February 2021, SCE and the lenders amended the March 2020 credit agreement and have extended the termination date from March 2021 to May 2021. This credit facility may also be extended for two 364-day periods, at the lenders' discretion. The aggregate maximum principal amount may be increased up to $1.1 billion provided that additional lender commitments are obtained.
2	At March 31, 2021 SCE had $674 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.32%.
3	The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

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

Debt Covenant

SCE’s credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At March 31, 2021, SCE’s debt to total capitalization ratio was 0.51 to 1.

At March 31, 2021, SCE was in compliance with all financial covenants that affect access to capital.

Regulatory Proceedings

Wildfire Related Regulatory Proceedings

2021 General Rate Case Wildfire Mitigation Memorandum Account Balances

SCE's GRC track 2 expenditures, which occurred during 2018 and 2019, predominantly related to enhanced overhead inspections, an expanded vegetation management program and expert consultant contract labor costs supporting SCE's wildfire mitigation activities. The majority of these expenditures were recorded in the WMP memorandum account and the FHPMA.

In January 2021, the CPUC approved a settlement between parties to track 2 of the 2021 GRC, which led to a $41 million increase to regulatory deferrals for 2018 – 2019 in the fourth quarter of 2020. The revenue requirement under the settlement was $391 million, after adjusting for flow through taxes. Due to the determination that the AB 1054 Excluded Capital Expenditures associated with track 2 were reasonably incurred, they were eligible for recovery through securitization, and were not part of the settlement revenue requirement. For information on securitization of the approved expense, see "—Financing Order."

In March 2021, SCE made its 2021 GRC track 3 filing with the CPUC. In its filing, SCE requested reasonableness review of approximately $1.2 billion of wildfire mitigation costs incurred prior to 2021, consisting of $476 million of incremental operations and maintenance expense and $679 million of incremental capital expenditures. The track 3 expenditures predominantly related to grid hardening, vegetation management, PSPS activities and enhancements to grid operations. The capital expenditures included $502 million of GS&RP capital expenditures not previously subject to settlement.

The CPUC schedule for SCE's 2021 GRC includes a proposed decision on track 3 in the first quarter of 2022. The $679 million in incremental capital expenditures to be reviewed by the CPUC in track 3 are AB 1054 Excluded Capital Expenditures, and SCE intends to seek a financing order from the CPUC in the second quarter of 2022 to securitize these expenses if such expenses are deemed reasonable by the CPUC. In its track 3 filing, SCE requested recovery through customer rates of the $497 million of incremental operations and maintenance expenses and other costs.

2020 Emergency Wildfire Restoration

Multiple wildfires occurred during 2020 which caused damage within SCE's service territory and to SCE's Big Creek hydroelectric facility. Restoration work is ongoing in relation to these wildfires. In 2020 and the first quarter of 2021, SCE recorded $235 million of incremental operation and maintenance expenses and $410 million of capital expenditures in relation to these restoration efforts. SCE expects to file CEMA requests for recovery of amounts incremental to authorized revenue requirements beginning in 2021.

Financing order

SCE plans on applying for an irrevocable order from the CPUC in the second quarter of 2021 to finance up to $1.0 billion of costs through the issuance of securitized bonds, as well as the financing costs associated with the securitized bond. These costs consist of approximately $518 million of AB 1054 Excluded Capital Expenditures, comprised of $219 million approved in the 2021 GRC track 2 settlement and $299 million to be incurred in 2021 and pending authorization in track 1 of the GRC, $401 million of wildfire-related operations and maintenance expenditures approved in the GRC track 2 settlement, and $112 million of incremental residential uncollectible expenses associated with the economic effects of the COVID-19 pandemic.

Capital Investment Plan

Major Transmission Projects

Eldorado-Lugo-Mohave Upgrade

Construction for the project began in November 2020 and the project is expected to be operational in June 2022. On January 20, 2021, the Secretary of the Interior issued a suspension order that effectively placed a 60-day hold on any new project construction on federal land. In February 2021, the Department of the Interior issued a waiver of the suspension order allowing the project to proceed.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at March 31, 2021 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE’s contractual obligations and the impact of SCE’s credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2021, if SCE’s credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

In addition to the amounts presented in the table below, SCE has a service agreement with Southern California Gas Company to purchase, schedule and balance natural gas supplies for SCE owned generation and contracts for which SCE is the fuel manager. In February 2021, extreme winter conditions in large parts of the United States led to significant increases in natural gas prices which affected the potential collateral requirements calculated as specified within that agreement. As of March 31, 2021, Southern California Gas Company could have requested an additional $196 million of collateral from SCE which is based on a historically high February 2021 natural gas price. Southern California Gas Company did not require SCE to post this collateral. As a result of the subsequent decrease in natural gas prices, as of April 21, 2021, there is no collateral requirement per the agreement.

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

(in millions)
Collateral posted as of March 31, 2021[1]	$129
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	37
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movement[3]	24
Posted and potential collateral requirements	$190
[1]

Net collateral provided to counterparties and other brokers consisted of $127 million in letters of credit and surety bonds and $2 million of cash collateral which was reflected in "Other current assets" on the consolidated balance sheets.

[2]	Represents collateral requirements for accounts payable and market-to-market valuation at March 31, 2021. Requirement varies throughout the period and is generally lower at the end of the month.
[3]

Incremental collateral requirements were based on potential changes in SCE’s forward positions as of March 31, 2021 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

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

At March 31, 2021, Edison International Parent had cash on hand of $364 million and no borrowings on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2024 and may be extended for one additional year with the lenders’ approval. Under certain circumstances, the aggregate maximum principal amount under the credit facility may be increased up to $2.0 billion, provided additional lender commitments are obtained.

Edison International is issuing securities with equity content as viewed by rating agencies, such as common or preferred stock, in 2021 to enable SCE to issue debt, including the debt SCE issued in April 2021 and debt to finance payments for future resolution of wildfire claims related to the 2017/2018 Wildfire/Mudslide Events, while allowing Edison International and SCE to maintain investment grade credit ratings. Edison International expects to issue further securities with up to approximately $375 million of equity content to invest in SCE in 2021.

In March 2021, Edison International issued 1,250,000 shares of its 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A, liquidation value of $1,000 per share (the "Series A Preferred Stock"), regarded by rating agencies as having 50% equity content. The proceeds were used to repay Edison International’s commercial paper borrowings and for general corporate purposes, including making a $575 million equity contribution to SCE. For further details, see "Notes to Consolidated Financial Statements—Note 13. Equity."

Edison International Parent expects to make further capital contributions to SCE in 2021 to maintain the common equity component of SCE’s capital structure, after CPUC allowed exclusions, at 52% on a weighted average basis over the Capital Structure Compliance Period. For further information, see "—SCE—SCE Dividends" in the 2020 MD&A.

Edison International Parent and Other’s liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. Prior to declaring dividends, Edison International’s Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. For information on the California law requirements on the declaration of dividends, see "—SCE—SCE Dividends" in the 2020 MD&A. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE’s core earnings, subject to the factors identified above.

Edison International's ability to declare and pay common dividends may be restricted under the terms of the Series A Preferred Stock. For further information see "Notes to Consolidated Financial Statements—Note 13. Equity."

Edison International Parent’s credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At March 31, 2021, Edison International consolidated debt to total capitalization ratio was 0.58 to 1.

At March 31, 2021, Edison International Parent was in compliance with all financial covenants that affect access to capital.

The following table summarizes Edison International Parent’s current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Long-term Issuer Credit Rating	Baa3	BBB-	BBB
Outlook	Stable	Stable	Negative

Edison International Parent’s credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. The broad economic impacts of the COVID-19 pandemic may also affect Edison International’s credit rating. For further information see "Management Overview—COVID-19" in this filing and "Risk Factors" in the 2020 Form 10-K. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.

Historical Cash Flows

SCE

	Three months ended March 31,
(in millions)	2021	2020
Net cash provided by operating activities	$48	$334
Net cash provided by financing activities	1,204	1,368
Net cash used in investing activities	(1,282)	(1,274)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(30)	$428

Net Cash Provided by Operating Activities

The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE’s consolidated statements of cash flows for the three months ended March 31, 2021 and 2020.

	Three months ended March 31,		Change in cash flows
(in millions)	2021	2020	2021/2020
Net income	$323	$249
Non-cash items[1]	541	535
Subtotal	864	784	$80
Changes in cash flow resulting from working capital[2]	(138)	(107)	(31)
Regulatory assets and liabilities	(70)	(372)	302
Other noncurrent assets and liabilities[3]	(608)	29	(637)
Net cash provided by operating activities	$48	$334	$(286)
1	Non-cash items include depreciation and amortization, allowance for equity during construction, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, prepaid expenses, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.
3	Includes changes in wildfire-related insurance receivables and wildfire-related claims. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

Net cash provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2021 by $80 million primarily due to lower expenses related to wildfire mitigation activities and employee benefits.

Net cash outflow for working capital was $138 million and $107 million during the three months ended March 31, 2021 and 2020, respectively. Net cash outflow for working capital in 2021 is primarily due to a net increase in unbilled revenue and customer receivables of $108 million and decrease in payables of $115 million. Net cash outflow in 2020 was primarily due to timing of disbursements of $226 million, partially offset by a change in receivables from customers of $70 million. Net cash outflow for working capital in both periods was impacted by insurance premium payments of $16 million and $72 million for wildfire-related coverage in 2021 and 2020, respectively.

Net cash used in regulatory assets and liabilities, including increases in net undercollections of balancing accounts was $70 million and $372 million during the three months ended March 31, 2021 and 2020, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2021

●	Net undercollections of BRRBA were $662 million and $622 million at March 31, 2021 and December 31, 2020, respectively. Net undercollections increased by $40 million primarily due to current year undercollections due to lower sales volume partially offset by recovery of prior year undercollections, including WEMA and GS&RP to be collected over a two-year and one-year period, respectively, starting October 2020.

●	Undercollections of $38 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
●	Undercollections of $36 million related to service restoration and damage repair costs that were tracked in CEMA accounts, primarily due to wildfire events incurred in 2018, 2019 and 2020. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $100 million primarily due to recovery of prior PABA and NSGBA undercollections, overcollection due to higher than expected load, partially offset by undercollections due to higher open market exposure and higher gas and power price driven by extreme winter conditions in large part of the United States in February 2021.
●	Net undercollections of $40 million from COVID-19-related memorandum and balancing accounts.

2020

●	Net undercollections of BRRBA were $101 million at March 31, 2020, compared to net overcollections of $328 million at December 31, 2019. Net undercollections increased by $429 million primarily due to refunds of prior overcollections (including incremental tax benefits and overcollections of distribution revenue that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision) and current year undercollections due to lower than forecasted sales volumes.
●	Additional undercollections of $79 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs.
●	Higher cash due to $110 million of overcollections related to the timing of receiving GHG auction revenue and low carbon fuel standard credit sales, and the related refunds and rebates to eligible customers. SCE is accelerating the semi-annual payment of California climate credits to customers, normally made in the fourth quarter, into the second quarter of 2020 pursuant to an April 2020 CPUC decision.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $45 million primarily due to recovery of prior ERRA undercollections, partially offset by lower sales than forecasted in rates in ERRA, refunds of prior overcollections from the New System Generation Balancing Account and refund of 2019 and 2018 overcollections of generation revenue over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC final decision.

Cash flows (used in) provided by other noncurrent assets and liabilities were primarily related to wildfire claim payments of $(620) million, partially offset by insurance recoveries of $43 million in the first quarter of 2021 and $58 million of wildfire related insurance recoveries in 2020, respectively. Cash flow for other noncurrent assets and liabilities also includes payments of decommissioning costs ($61 million in 2021 and $43 million in 2020, respectively), partially offset by SCE’s net earnings from nuclear decommissioning trust investments ($23 million in 2021 and $27 million in 2020, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the three months ended March 31, 2021 and 2020. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Three months ended March 31,
(in millions)	2021	2020
Issuances of first and refunding mortgage bonds, including premium/discount and net of issuance costs	$1,223	$1,719
Long-term debt repaid or repurchased	(490)	(40)
Short-term debt financing, net	(22)	475
Commercial paper repayment, net of borrowing	(51)	(550)
Capital contributions from Edison International Parent	900	269
Payment of common stock dividends to Edison International	(325)	(469)
Payment of preferred and preference stock dividends	(32)	(36)
Other	1	—
Net cash provided by financing activities	$1,204	$1,368

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($1.4 billion and $1.3 billion for the three-month periods ended March 31, 2021 and 2020, respectively). In addition, SCE had a net redemption (purchase) of nuclear decommissioning trust investments of $52 million and $(14) million during the three-month periods ended March 31, 2021 and 2020, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE’s consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2021	2020
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$23	$27
SCE’s decommissioning costs	(61)	(43)
Net cash provided by investing activities:
Proceeds from sale of investments	1,270	1,407
Purchases of investments	(1,218)	(1,421)
Net cash impact	$14	$(30)

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE’s decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($61 million and $43 million in 2021 and 2020, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($75 million and $13 million in 2021 and 2020, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Three months ended March 31,
(in millions)	2021	2020
Net cash provided by (used in) operating activities	$24	$(19)
Net cash provided by financing activities	307	863
Net cash used in investing activities	—	(4)
Net increase in cash and cash equivalents	$331	$840

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was impacted by the following:

●	$63 million cash inflow from wildfire insurance recovery received by Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International in 2021.
●	$39 million and $19 million cash outflow from operating activities in 2021 and 2020, respectively, primarily due to payments relating to interest and operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Three months ended March 31,
(in millions)	2021	2020
Dividends paid to Edison International common shareholders	$(247)	$(226)
Dividends received from SCE	325	469
Capital contributions to SCE	(900)	(269)
Issuance of common stock	15	74
Issuance of preferred stock, net of issuance costs	1,237	—
Issuance of term loan	—	800
Commercial paper repayment, net	(129)	—
Other	6	15
Net cash provided by financing activities	$307	$863

Contingencies

SCE has contingencies related to wildfire and debris flow events, wildfire insurance, environmental remediation, nuclear insurance, spent nuclear fuel and the Upstream Lighting Program, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

MARKET RISK EXPOSURES

Edison International’s and SCE’s primary market risks are described in the 2020 Form 10-K. For further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."

Commodity Price Risk

SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $99 million and $108 million on SCE’s consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE’s credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE’s policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2021, SCE’s power and gas trading counterparty credit risk exposure was $96 million, which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty’s S&P or Moody’s rating.

For more information related to credit risks, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Edison International’s and SCE’s critical accounting policies, see "Critical Accounting Estimates and Policies" in the 2020 MD&A.

NEW ACCOUNTING GUIDANCE

New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended
	March 31,
(in millions, except per-share amounts, unaudited)	2021	2020
Total operating revenue	$2,960	$2,790
Purchased power and fuel	1,013	928
Operation and maintenance	844	881
Wildfire Insurance Fund expense	53	84
Depreciation and amortization	525	484
Property and other taxes	126	111
Total operating expenses	2,561	2,488
Operating income	399	302
Interest expense	(217)	(225)
Other income	72	52
Income before income taxes	254	129
Income tax benefit	(36)	(84)
Net income	290	213
Preferred and preference stock dividend requirements of SCE	27	30
Preferred stock dividend requirement of Edison International	4	—
Net income attributable to Edison International common shareholders	$259	$183
Basic earnings per share:
Weighted average shares of common stock outstanding	379	363
Basic earnings per common share attributable to Edison International common shareholders	$0.68	$0.50
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	380	364
Diluted earnings per common share attributable to Edison International common shareholders	$0.68	$0.50

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended
	March 31,
(in millions, unaudited)	2021	2020
Net income	$290	$213
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	2	2
Other comprehensive income, net of tax	2	2
Comprehensive income	292	215
Less: Comprehensive income attributable to noncontrolling interests	27	30
Comprehensive income attributable to Edison International	$265	$185

Consolidated Balance Sheets	Edison International

	March 31,	December 31,
(in millions, unaudited)	2021	2020
ASSETS
Cash and cash equivalents	$389	$87
Receivables, less allowances of $226 and $188 for uncollectible accounts at respective dates	1,093	1,130
Accrued unbilled revenue	673	521
Insurance receivable	603	708
Income tax receivables	—	68
Inventory	416	405
Prepaid expenses	163	281
Regulatory assets	1,578	1,314
Wildfire Insurance Fund contributions	204	323
Other current assets	209	224
Total current assets	5,328	5,061
Nuclear decommissioning trusts	4,763	4,833
Other investments	59	53
Total investments	4,822	4,886
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,827 and $10,681 at respective dates	48,097	47,653
Nonutility property, plant and equipment, less accumulated depreciation of $96 and $94 at respective dates	187	186
Total property, plant and equipment	48,284	47,839
Regulatory assets (includes $331 at 2021 related to Variable Interest Entities "VIEs")	7,543	7,120
Wildfire Insurance Fund contributions	2,512	2,443
Operating lease right-of-use assets	1,071	1,088
Long-term insurance receivables	75	75
Other long-term assets	870	860
Total long-term assets	12,071	11,586
Total assets	$70,505	$69,372

Consolidated Balance Sheets	Edison International

	March 31,	December 31,
(in millions, except share amounts, unaudited)	2021	2020
LIABILITIES AND EQUITY
Short-term debt	$2,520	$2,398
Current portion of long-term debt	909	1,029
Accounts payable	1,602	1,980
Wildfire-related claims	1,812	2,231
Customer deposits	225	243
Regulatory liabilities	524	569
Current portion of operating lease liabilities	215	215
Other current liabilities	1,690	1,612
Total current liabilities	9,497	10,277
Long-term debt (includes $327 at 2021 related to VIEs)	20,165	19,632
Deferred income taxes and credits	5,474	5,368
Pensions and benefits	554	563
Asset retirement obligations	2,902	2,930
Regulatory liabilities	8,881	8,589
Operating lease liabilities	856	873
Wildfire-related claims	2,082	2,281
Other deferred credits and other long-term liabilities	2,871	2,910
Total deferred credits and other liabilities	23,620	23,514
Total liabilities	53,282	53,423
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares issued and outstanding at March 31, 2021)	1,237	—
Common stock, no par value (800,000,000 shares authorized; 379,433,168 and 378,907,147 shares issued and outstanding at respective dates)	5,989	5,962
Accumulated other comprehensive loss	(67)	(69)
Retained earnings	8,163	8,155
Total Edison International’s shareholders’ equity	15,322	14,048
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,223	15,949
Total liabilities and equity	$70,505	$69,372

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2021	2020
Cash flows from operating activities:
Net income	$290	$213
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	542	501
Allowance for equity during construction	(35)	(21)
Deferred income taxes	(37)	(58)
Wildfire Insurance Fund amortization expense	53	84
Other	11	23
Nuclear decommissioning trusts	(52)	14
Changes in operating assets and liabilities:
Receivables	15	(30)
Inventory	(12)	1
Accounts payable	(151)	(129)
Tax receivables and payables	178	31
Other current assets and liabilities	(168)	41
Regulatory assets and liabilities, net	(70)	(372)
Wildfire-related insurance receivable	105	58
Wildfire-related claims	(618)	—
Other noncurrent assets and liabilities	21	(41)
Net cash provided by operating activities	72	315
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $(15) and $19 for the respective periods	1,223	1,719
Long-term debt repaid or repurchased	(490)	(40)
Short-term debt issued	305	1,275
Short-term debt repaid	(327)	—
Common stock issued	15	74
Preferred stock issued, net	1,237	—
Commercial paper repayment, net of borrowing	(180)	(550)
Dividends and distribution to noncontrolling interests	(32)	(36)
Dividends paid	(247)	(226)
Other	7	15
Net cash provided by financing activities	1,511	2,231
Cash flows from investing activities:
Capital expenditures	(1,358)	(1,268)
Proceeds from sale of nuclear decommissioning trust investments	1,270	1,407
Purchases of nuclear decommissioning trust investments	(1,218)	(1,421)
Other	24	4
Net cash used in investing activities	(1,282)	(1,278)
Net increase in cash, cash equivalents and restricted cash	301	1,268
Cash, cash equivalents and restricted cash at beginning of period	89	70
Cash, cash equivalents and restricted cash at end of period	$390	$1,338

Consolidated Statements of Income	Southern California Edison Company

	Three months ended
	March 31,
(in millions, unaudited)	2021	2020
Operating revenue	$2,953	$2,780
Purchased power and fuel	1,013	928
Operation and maintenance	827	859
Wildfire Insurance Fund expense	53	84
Depreciation and amortization	524	483
Property and other taxes	125	110
Total operating expenses	2,542	2,464
Operating income	411	316
Interest expense	(184)	(194)
Other income	72	52
Income before taxes	299	174
Income tax benefit	(24)	(75)
Net income	323	249
Less: Preferred and preference stock dividend requirements	27	30
Net income available for common stock	$296	$219

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended
	March 31,
(in millions, unaudited)	2021	2020
Net income	$323	$249
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	2	2
Other comprehensive income, net of tax	2	2
Comprehensive income	$325	$251

Consolidated Balance Sheets	Southern California Edison Company

	March 31,	December 31,
(in millions, unaudited)	2021	2020
ASSETS
Cash and cash equivalents	$25	$55
Receivables, less allowances of $226 and $188 for uncollectible accounts at respective dates	1,089	1,126
Accrued unbilled revenue	673	521
Insurance receivable	398	440
Insurance receivable from affiliate	268	268
Income tax receivables	—	69
Inventory	416	405
Prepaid expenses	163	280
Regulatory assets	1,578	1,314
Wildfire Insurance Fund contributions	204	323
Other current assets	200	216
Total current assets	5,014	5,017
Nuclear decommissioning trusts	4,763	4,833
Other investments	44	37
Total investments	4,807	4,870
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,827 and $10,681 at respective dates	48,097	47,653
Nonutility property, plant and equipment, less accumulated depreciation of $88 and $86 at respective dates	181	180
Total property, plant and equipment	48,278	47,833
Regulatory assets (includes $331 at 2021 related to VIEs)	7,543	7,120
Wildfire Insurance Fund contributions	2,512	2,443
Operating lease right-of-use assets	1,063	1,085
Long-term insurance receivables	75	75
Other long-term assets	853	843
Total long-term assets	12,046	11,566
Total assets	$70,145	$69,286

Consolidated Balance Sheets	Southern California Edison Company

	March 31,	December 31,
(in millions, except share amounts, unaudited)	2021	2020
LIABILITIES AND EQUITY
Short-term debt	$2,520	$2,268
Current portion of long-term debt	909	1,029
Accounts payable	1,603	1,983
Wildfire-related claims	1,812	2,231
Customer deposits	225	243
Regulatory liabilities	524	569
Current portion of operating lease liabilities	214	214
Other current liabilities	1,366	1,294
Total current liabilities	9,173	9,831
Long-term debt (includes $327 at 2021 related to VIEs)	17,031	16,499
Deferred income taxes and credits	6,903	6,783
Pensions and benefits	139	144
Asset retirement obligations	2,902	2,930
Regulatory liabilities	8,881	8,589
Operating lease liabilities	849	871
Wildfire-related claims	2,082	2,281
Other deferred credits and other long-term liabilities	2,663	2,708
Total deferred credits and other liabilities	24,419	24,306
Total liabilities	50,623	50,636
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	6,286	5,387
Accumulated other comprehensive loss	(39)	(41)
Retained earnings	9,162	9,191
Total equity	19,522	18,650
Total liabilities and equity	$70,145	$69,286

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2021	2020
Cash flows from operating activities:
Net income	$323	$249
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	540	499
Allowance for equity during construction	(35)	(21)
Deferred income taxes	(25)	(47)
Wildfire Insurance Fund amortization expense	53	84
Other	8	20
Nuclear decommissioning trusts	(52)	14
Changes in operating assets and liabilities:
Receivables	16	(30)
Inventory	(12)	1
Accounts payable	(154)	(156)
Tax receivables and payables	178	35
Other current assets and liabilities	(166)	43
Regulatory assets and liabilities, net	(70)	(372)
Wildfire-related insurance receivable	42	58
Wildfire-related claims	(618)	—
Other noncurrent assets and liabilities	20	(43)
Net cash provided by operating activities	48	334
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $(15) and $19 for the respective periods	1,223	1,719
Long-term debt repaid	(490)	(40)
Short-term debt borrowed	305	475
Short-term debt repaid	(327)	—
Capital contributions from Edison International Parent	900	269
Commercial paper repayment, net of borrowing	(51)	(550)
Dividends paid	(357)	(505)
Other	1	—
Net cash provided by financing activities	1,204	1,368
Cash flows from investing activities:
Capital expenditures	(1,357)	(1,267)
Proceeds from sale of nuclear decommissioning trust investments	1,270	1,407
Purchases of nuclear decommissioning trust investments	(1,218)	(1,421)
Other	23	7
Net cash used in investing activities	(1,282)	(1,274)
Net (decrease) increase in cash, cash equivalents and restricted cash	(30)	428
Cash, cash equivalents and restricted cash at beginning of period	56	24
Cash, cash equivalents and restricted cash at end of period	$26	$452

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

Edison International is the parent holding company of Southern California Edison Company ("SCE") and Edison Energy Group, Inc. ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of Southern California. Edison Energy Group is an indirect wholly-owned subsidiary of Edison International and a holding company for Edison Energy, LLC ("Edison Energy") which is engaged in the competitive business of providing data driven energy solutions to commercial, institutional and industrial customers. Edison Energy’s business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International’s consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE’s consolidated financial statements include the accounts of SCE, its wholly owned and controlled subsidiaries and a variable interest entity of which SCE is the primary beneficiary, SCE Recovery Funding LLC. All intercompany transactions have been eliminated from the consolidated financial statements.

Edison International’s and SCE’s significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in Edison International’s and SCE’s combined Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2020 Form 10-K.

In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month periods ended March 31, 2021 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been conformed to the current period’s presentation.

The December 31, 2020 financial statement data was derived from audited financial statements but does not include all disclosures required by GAAP.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	March 31,	December 31,	March 31,	December 31,
(in millions)	2021	2020	2021	2020
Money market funds	$360	$62	$3	$38

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	March 31,	December 31,	March 31,	December 31,
(in millions)	2021	2020	2021	2020
Book balances reclassified to accounts payable	$59	$69	$59	$69

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	March 31,	December 31,
(in millions)	2021	2020
Edison International:
Cash and cash equivalents	$389	$87
Short-term restricted cash[1]	1	2
Total cash, cash equivalents, and restricted cash	$390	$89
SCE:
Cash and cash equivalents	$25	$55
Short-term restricted cash[1]	1	1
Total cash, cash equivalents, and restricted cash	$26	$56
1	Reflected in "Other current assets" on Edison International’s and SCE’s consolidated balance sheets.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE’s estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. At March 31, 2021, this included the estimated impacts of the COVID-19 pandemic.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended		Three months ended
	March 31, 2021		March 31, 2020
(in millions)	Customers	All others	Customers	All others
Beginning balance	$175	$13	$35	$14
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses	6	4	16	2
Deferred to regulatory assets	34	—	—	—
Less: write-offs, net of recoveries	5	1	4	3
Ending balance	$210	$16	$47	$13

Revenue Recognition

Regulatory Proceedings

2021 General Rate Case

In the 2021 GRC, SCE has requested a test year revenue requirement of $7.6 billion, an approximately $1.3 billion increase over the 2020 revenue requirement authorized in the 2018 GRC as updated for post test-year ratemaking changes.

The CPUC has approved the establishment of a memorandum account making the authorized revenue requirement changes effective January 1, 2021. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision. SCE is recognizing revenue based on the 2020 authorized revenue requirement until a GRC decision is issued.

Earnings Per Share

Edison International computes earnings per common share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for each class of common stock and participating security. Edison International’s participating securities are stock-based compensation awards, payable in common shares, which earn dividend equivalents on an equal basis with common shares once the awards are vested. See Note 13 for further information.

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended March 31,
(in millions, except per-share amounts)	2021	2020
Basic earnings per share:
Net income attributable to common shareholders	$259	$183
Participating securities dividends	—	—
Net income available to common shareholders	$259	$183
Weighted average common shares outstanding	379	363
Basic earnings per share	$0.68	$0.50
Diluted earnings per share:
Net income attributable to common shareholders	$259	$183
Participating securities dividends	—	—
Net income available to common shareholders	$259	$183
Income impact of assumed conversions	—	—
Net income available to common shareholders and assumed conversions	$259	$183
Weighted average common shares outstanding	379	363
Incremental shares from assumed conversions	1	1
Adjusted weighted average shares – diluted	380	364
Diluted earnings per share	$0.68	$0.50

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 11,412,075 and 3,362,329 shares of common stock for the three months ended March 31, 2021 and 2020, respectively were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

New Accounting Guidance

Accounting Guidance Adopted

In August 2020, the FASB issued an accounting standards update to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update affect entities that issue convertible instruments indexed to or potentially settled in an entity’s own equity. This guidance also simplifies an entity’s application of the derivatives scope exception for contracts in its own equity and amends certain aspects of the EPS guidance. Edison International and SCE have adopted this standard on January 1, 2021 using modified retrospective adoption approach. The adoption of this standard did not have a material impact on Edison International’s and SCE’s financial position or results of operations.

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International’s changes in equity for the three months ended March 31, 2021:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2020	$—	$5,962	$(69)	$8,155	$14,048	$1,901	$15,949
Net income	—	—	—	263	263	27	290
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	21	—	—	21	—	21
Preferred stock issued, net of issuance cost	1,237	—	—	—	1,237	—	1,237
Common stock dividends declared ($0.6625 per share)	—	—	—	(251)	(251)	—	(251)
Preferred stock dividend accrued ($3.434 per share)	—	—	—	(4)	(4)	—	(4)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation	—	6	—	—	6	—	6
Balance at March 31, 2021	$1,237	$5,989	$(67)	$8,163	$15,322	$1,901	$17,223

The following table provides Edison International’s changes in equity for the three months ended March 31, 2020:

					Noncontrolling
	Equity Attributable to Common Shareholders				Interests
		Accumulated			Preferred
		Other			and
	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2019	$4,990	$(69)	$8,382	$13,303	$2,193	$15,496
Net income	—	—	183	183	30	213
Other comprehensive income	—	2	—	2	—	2
Common stock issued, net of issuance cost	88	—	—	88	—	88
Common stock dividends declared ($0.6375 per share)	—	—	(232)	(232)	—	(232)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	7	—	—	7	—	7
Balance at March 31, 2020	$5,085	$(67)	$8,333	$13,351	$2,193	$15,544

The following table provides SCE’s changes in equity for the three months ended March 31, 2021:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	900	—	—	900
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends on preference stock ($15.625 - $35.936 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(4)	—	—	(4)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	$1,945	$2,168	$6,286	$(39)	$9,162	$19,522

The following table provides SCE’s changes in equity for the three months ended March 31, 2020:

	Preferred			Accumulated
	and		Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827
Net income	—	—	—	—	249	249
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	269	—	—	269
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock (15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(5)	—	—	(5)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2020	$2,245	$2,168	$4,207	$(37)	$9,463	$18,046

Note 3.Variable Interest Entities

A variable interest entity ("VIE") is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, dispatch and compliance with regulatory and contractual requirements.

Variable Interest in VIEs that are Consolidated

SCE Recovery Funding LLC is a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE. SCE Recovery Funding LLC is a VIE and SCE is the primary beneficiary. SCE Recovery Funding LLC was formed in

2021 for the purpose of issuing and servicing securitized bonds related to SCE’s AB 1054 Excluded Capital Expenditures.

In February 2021, SCE Recovery Funding LLC issued $338 million of securitized bond in three tranches and used the proceeds to acquire SCE’s right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE’s service territory, associated with the AB 1054 Excluded Capital Expenditures ("Recovery Property"), until the bonds are paid in full and all financing costs have been recovered. The securitized bond is secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. For further details, see Note 5.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE’s and Edison Internationals’ consolidated balance sheets.

March 31,
(in millions)	2021
Regulatory assets	$1
Other current assets	4
Regulatory assets: Non-current	331
Current portion of long-term debt	6
Other current liabilities	3
Long-term debt[1]	327
1	The bondholders have no recourse to SCE.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE’s consolidated balance sheets that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2020 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,916 megawatts ("MW") and 4,996 MW at March 31, 2021 and 2020, respectively, and the amounts that SCE paid to these projects were $159 million and $151 million for the three months ended March 31, 2021 and 2020, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of March 31, 2021 and December 31, 2020 consisted of investments of $220 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts’ income statements:

	Three months ended March 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2021
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6
2020
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2021 and December 31, 2020, nonperformance risk was not material for Edison International and SCE.

Assets and liabilities are categorized into a three-level fair value hierarchy based on valuation inputs used to determine fair value.

Level 1 – The fair value of Edison International’s and SCE’s Level 1 assets and liabilities is determined using unadjusted quoted prices in active markets that are available at the measurement date for identical assets and liabilities. This level includes exchange-traded equity securities, U.S. treasury securities, mutual funds, and money market funds.

Level 2 – Edison International’s and SCE’s Level 2 assets and liabilities include fixed income securities, primarily consisting of U.S. government and agency bonds, municipal bonds and corporate bonds, and over-the-counter derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument.

The fair value of SCE’s over-the-counter derivative contracts is determined using an income approach. SCE uses standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from an exchange (Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges, or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.

Level 3 – The fair value of SCE’s Level 3 assets and liabilities is determined using an income approach through various models and techniques that require significant unobservable inputs. This level includes derivative contracts that trade infrequently such as congestion revenue rights ("CRRs"). Edison International Parent and Other does not have any Level 3 assets and liabilities.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2021
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$14	$103	$(18)	$99
Money market funds and other	3	23	—	—	26
Nuclear decommissioning trusts:
Stocks[2]	1,897	—	—	—	1,897
Fixed Income[3]	552	1,932	—	—	2,484
Short-term investments, primarily cash equivalents	483	71	—	—	554
Subtotal of nuclear decommissioning trusts[4]	2,932	2,003	—	—	4,935
Total assets	2,935	2,040	103	(18)	5,060
Liabilities at fair value
Derivative contracts	—	6	12	(18)	—
Total liabilities	—	6	12	(18)	—
Net assets	$2,935	$2,034	$91	$—	$5,060

	December 31, 2020
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$120	$(18)	$108
Money market funds and other	39	23	—	—	62
Nuclear decommissioning trusts:
Stocks[2]	1,908	—	—	—	1,908
Fixed Income[3]	519	2,113	—	—	2,632
Short-term investments, primarily cash equivalents	447	52	—	—	499
Subtotal of nuclear decommissioning trusts[4]	2,874	2,165	—	—	5,039
Total assets	2,913	2,194	120	(18)	5,209
Liabilities at fair value
Derivative contracts	—	10	12	(22)	—
Total liabilities	—	10	12	(22)	—
Net assets	$2,913	$2,184	$108	$4	$5,209
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 73% and 71% of SCE’s equity investments were in companies located in the United States at March 31, 2021 and December 31, 2020, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $30 million and $29 million at March 31 ,2021 and December 31, 2020, respectively.
4	Excludes net payables of $172 million and $206 million at March 31, 2021 and December 31, 2020, respectively, which consist of payables and receivables related to SCE’s pending securities purchases and sales as well as interest and dividend receivables.

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $357 million and $24 million at March 31, 2021 and December 31, 2020, respectively, and classified as Level 2 consisted of short-term investments of $4 million and $5 million at March 31, 2021 and December 30, 2020, respectively.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE’s fair value of Level 3 net derivative assets and liabilities:

	Three months ended
	March 31,
(in millions)	2021	2020
Fair value of net assets at beginning of period	$108	$78
Purchases	—	7
Sales	—	(1)
Settlements	(14)	(20)
Total realized/unrealized losses [1,2]	(3)	(12)
Fair value of net assets at end of period	$91	$52
1	Due to regulatory mechanisms, SCE’s realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2	There were no material transfers into or out of Level 3 during 2021 and 2020.

The following table sets forth SCE’s valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
March 31, 2021	$103	$12	Auction prices	CAISO CRR auction prices	$(3.84) - $300.47	$2.68
December 31, 2020	120	12	Auction prices	CAISO CRR auction prices	(9.67) - 300.47	2.75

Level 3 Fair Value Uncertainty

For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value, respectively, as of March 31, 2021.

Nuclear Decommissioning Trusts

SCE’s nuclear decommissioning trust investments include equity securities, U.S. treasury securities, and other fixed income securities. Equity and treasury securities are classified as Level 1 as fair value is determined by observable market prices in active or highly liquid and transparent markets. The remaining fixed income securities are classified as Level 2. The fair value of these financial instruments is based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers, and relevant credit information. There are no securities classified as Level 3 in the nuclear decommissioning trusts.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International’s and SCE’s long-term debt (including current portion of long-term debt) are as follows:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$21,074	$22,963	$20,337	$23,824
SCE	17,940	19,558	17,204	20,365
1	Carrying value is net of debt issuance costs.
2	The fair value of Edison International’s and SCE’s short-term and long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

In January 2021, SCE issued $150 million of 2.25% first and refunding mortgage bonds due in 2030 and $750 million of 2.95% first and refunding mortgage bonds due in 2051. The proceeds were primarily used to repay SCE's commercial paper borrowings and for general corporate purposes.

Senior Secured Recovery Bonds

In February 2021, SCE Recovery Funding LLC issued $338 million of Senior Secured Recovery Bonds, Series 2021-A, in three tranches ("Recovery Bonds") and used the proceeds to acquire SCE's right, title and interest in and to non-bypassable rates and other charges associated with the AB 1054 Excluded Capital Expenditures to be collected from certain existing and future customers in SCE's service territory ("Recovery Property"). The three tranches of Recovery Bonds consisted of: $138 million, 0.86% with final maturity in 2033; $100 million, 1.94% with final maturity in 2040; and $100 million, 2.51% with final maturity in 2045. The Recovery Bonds are payable only from and secured by the Recovery Property. SCE Recovery Funding LLC is consolidated by SCE for financial reporting purposes, however, the

Recovery Bonds do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. SCE used the proceeds it received from the sale of Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including the retirement of related debt and financing costs. For further details, see Note 3.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at March 31, 2021:

(in millions, except for rates)
Execution	Termination	LIBOR			Outstanding	Outstanding	Amount
date	date	plus (bps)	Use of proceeds	Commitment	borrowings	letters of credit	available
Edison International Parent
June 2019	May 2024	128	Support commercial paper borrowings and general corporate purposes[1,4]	$1,500	$—	$—	$1,500
Total Edison International Parent:				$1,500	$—	$—	$1,500
SCE
March 2020	May 2021	65	Finance a portion of the AB 1054 Capital Expenditures[2]	$800	$800	$—	$—
May 2020	May 2021	150	Undercollections related to COVID-19 and general corporate purposes	1,500	—	—	1,500
June 2019	May 2024	108	Support commercial paper borrowings and general corporate purposes[3,4]	3,000	674	120	2,206
Total SCE:				$5,300	$1,474	$120	$3,706
Total Edison International:				$6,800	$1,474	$120	$5,206
1	At March 31, 2021 Edison International Parent had no outstanding commercial paper.
2	In February 2021, SCE and the lenders amended the March 2020 credit agreement and have extended the termination date from March 2021 to May 2021. This credit facility may also be extended for two 364-day periods, at the lenders' discretion. The aggregate maximum principal amount may be increased up to $1.1 billion provided that additional lender commitments are obtained.
3	At March 31, 2021 SCE had $674 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.32%.
4	The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Term loan and other short-term debt

In February 2021, SCE and the lenders amended the term loan agreement and extended the termination date from March 2021 to May 2021.

Financing Subsequent to March 31, 2021

In April 2021, SCE issued $400 million of Secured Overnight Financing Rate ("SOFR") plus 0.64% first and refunding mortgage bonds due in 2023, $400 million of SOFR plus 0.83% of first and refunding mortgage bonds due in 2024, $350 million of 0.70% first and refunding mortgage bonds due in 2023 and $700 million of 1.10% first and refunding mortgage bonds due in 2024. The proceeds of these issuances were used to fund the payment of wildfire claims exceeding insurance proceeds and repay commercial paper borrowings that were used to fund the payment of wildfire claims, including amounts paid under the Woolsey Subrogation Settlement.

Note 6.Derivative Instruments

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

Commodity Price Risk

Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE’s electricity price exposure arises from energy purchased from and sold to wholesale markets as a result of differences between SCE’s load requirements and the amount of energy delivered from its generating facilities and PPAs. SCE’s natural gas price exposure arises from natural gas purchased for the Mountainview power plant and peaker plants, Qualifying Facilities contracts where pricing is based on a monthly natural gas index and PPAs in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.

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

Certain power and gas contracts contain master netting agreements or similar agreements, which generally allow counterparties subject to the agreement to offset amounts when certain criteria are met, such as in the event of default. The objective of netting is to reduce credit exposure. Additionally, to reduce SCE’s risk exposures counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE’s credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features were less than $1 million as of March 31, 2021 and December 31, 2020, for which SCE posted no collateral to its counterparties for its derivative liabilities and related outstanding payables for both periods. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2021, SCE would be required to post $7 million of collateral, all of which is related to outstanding payables.

Fair Value of Derivative Instruments

SCE presents its derivative assets and liabilities on a net basis on its consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. In addition, SCE has provided collateral in the form of letters of credit. Collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments and other factors. See Note 4 for a discussion of fair value of derivative instruments. The following table summarizes the gross and net fair values of SCE’s commodity derivative instruments:

	March 31, 2021
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$97	$20	$117	$13	$5	$18	$99
Gross amounts offset in the consolidated balance sheets	(13)	(5)	(18)	(13)	(5)	(18)	—
Cash collateral posted[3]	—	—	—	—	—	—	—
Net amounts presented in the consolidated balance sheets	$84	$15	$99	$—	$—	$—	$99

	December 31, 2020
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$103	$23	$126	$16	$6	$22	$104
Gross amounts offset in the consolidated balance sheets	(12)	(6)	(18)	(12)	(6)	(18)	—
Cash collateral posted[3]	—	—	—	(4)	—	(4)	4
Net amounts presented in the consolidated balance sheets	$91	$17	$108	$—	$—	$—	$108
1	Included in "Other current assets" on Edison International’s and SCE’s consolidated balance sheets.
2	Included in "Other long-term assets" on Edison International’s and SCE’s consolidated balance sheets.
3	At March 31, 2021, SCE posted cash collateral of $2 million, which was reflected in "Other current assets" on the consolidated balance sheets. At December 31, 2020, SCE posted $17 million of cash, of which $4 million was offset against derivative liabilities and $13 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE’s economic hedging activity:

	Three months ended March 31,
(in millions)	2021	2020
Realized gains (losses)	$112	$(44)
Unrealized losses	(6)	(83)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE’s economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	March 31, 2021	December 31, 2020
Electricity options, swaps and forwards	GWh	528	1,581
Natural gas options, swaps and forwards	Bcf	29	34
Congestion revenue rights	GWh	36,365	41,151

Note 7.Revenue

SCE’s revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs) and certain operation and maintenance expenses. SCE earns no return on these activities.

The following table is a summary of SCE’s revenue:

	Three months ended March 31, 2021			Three months ended March 31, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$1,704	$1,195	$2,899	$1,624	$718	$2,342
Alternative revenue programs and other operating revenue[3]	63	(9)	54	117	321	438
Total operating revenue	$1,767	$1,186	$2,953	$1,741	$1,039	$2,780
1	In the absence of a 2021 GRC, SCE recorded CPUC revenue based on the 2020 authorized revenue requirements until a GRC decision is issued. For further information, see Note 1.
2	At March 31, 2021 and December 31, 2020, SCE’s receivables related to contracts from customers were $1.6 billion and $1.5 billion, respectively, which include accrued unbilled revenue of $673 million and $521 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE

	Three months ended March 31,
(in millions)	2021	2020	2021	2020
Income from operations before income taxes	$254	$129	$299	$174
Provision for income tax at federal statutory rate of 21%	53	27	63	37
Increase (decrease) in income tax from:
State tax, net of federal benefit	(7)	(13)	(4)	(12)
Property-related	(83)	(78)	(83)	(78)
Change related to uncertain tax position[1]	—	(15)	—	(17)
Other	1	(5)	—	(5)
Total income tax benefit	$(36)	$(84)	$(24)	$(75)
Effective tax rate	(14.2)%	(65.1)%	(8.0)%	(43.1)%
1	Primarily relates to the re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.

The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. Flow-through items reduce current authorized revenue requirements in SCE’s rate cases and result in a regulatory asset for recovery of deferred income taxes in future periods. The difference between the authorized amounts as determined in SCE’s rate cases, adjusted for balancing and memorandum account activities, and the recorded flow-through items also result in increases or decreases in regulatory assets with a corresponding impact on the effective tax rate to the extent that recorded deferred amounts are expected to be recovered in future rates. For further information, see Note 11.

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

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended March 31,
(in millions)	2021	2020
Edison International:
Service cost	$34	$31
Non-service cost (benefit)
Interest cost	26	31
Expected return on plan assets	(56)	(54)
Amortization of net loss[1]	3	3
Regulatory adjustment	4	2
Total non-service benefit[2]	$(23)	$(18)
Total expense recognized	$11	$13
SCE:
Service cost	$33	$30
Non-service cost (benefit)
Interest cost	24	28
Expected return on plan assets	(53)	(51)
Amortization of net loss[1]	2	2
Regulatory adjustment	4	2
Total non-service benefit[2]	$(23)	$(19)
Total expense recognized	$10	$11
1	Represents the amount of net loss reclassified from other comprehensive loss.
2	Included in "Other income" on Edison International’s and SCE’s consolidated statement of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended March 31,
(in millions)	2021	2020
Service cost	$10	$9
Non-service cost (benefit)
Interest cost	14	17
Expected return on plan assets	(27)	(30)
Amortization of net gain	(8)	(4)
Regulatory adjustment	11	8
Total non-service benefit[1]	$(10)	$(9)
Total expense	$—	$—
1	Included in "Other income" on Edison International’s and SCE’s consolidated statement of income.

Note 10.Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE’s nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Cost		Fair Value
	Longest	March 31,	December 31,	March 31,	December 31,
(in millions)	Maturity Dates	2021	2020	2021	2020
Stocks	—	N/A	N/A	$1,896	$1,908
Municipal bonds	2054	$1,044	$1,013	1,212	1,218
U.S. government and agency securities	2067	683	740	754	864
Corporate bonds	2070	451	460	519	550
Short-term investments and receivables/payables[1]	One-year	366	281	382	293
Total		$2,544	$2,494	$4,763	$4,833
1	Short-term investments include $144 million and $138 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by April 1, 2021 and January 4, 2021 as of March 31, 2021 and December 31, 2020, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $2.0 billion and $2.1 billion at March 31, 2021 and December 31, 2020, respectively.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $477 million and $515 million at March 31, 2021 and December 31, 2020, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.3 billion at both March 31, 2021 and December 31, 2020.

The following table summarizes the gains and losses for the trust investments:

	Three months ended March 31,
(in millions)	2021	2020
Gross realized gains	$111	$39
Gross realized loss	12	2
Net unrealized gains (losses) for equity securities	18	(376)

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE’s regulatory assets included on the consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2021	2020
Current:
Regulatory balancing and memorandum accounts	$1,390	$1,127
Power contracts	166	165
Other	22	22
Total current	1,578	1,314
Long-term:
Deferred income taxes, net of liabilities	4,526	4,475
Pension and other postretirement benefits	8	12
Power contracts	221	239
Unamortized investments, net of accumulated amortization	112	114
Unamortized loss on reacquired debt	130	133
Regulatory balancing and memorandum accounts	1,815	1,794
Environmental remediation	265	247
Recovery assets[1]	331	—
Other	135	106
Total long-term	7,543	7,120
Total regulatory assets	$9,121	$8,434
1	Represents the balance associated with the AB 1054 Excluded Capital Expenditures related Recovery Properties and prudently incurred financing costs securitized in 2021 with issuance of the associated bond. The recovery period is until 2043, when the bonds are paid in full and all financing costs have been recovered. For further details, see Note 3.

Regulatory Liabilities

SCE’s regulatory liabilities included on the consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2021	2020
Current:
Regulatory balancing and memorandum accounts	$427	$471
Energy derivatives	84	87
Other	13	11
Total current	524	569
Long-term:
Cost of removal	2,727	2,595
Re-measurement of deferred taxes	2,256	2,283
Recoveries in excess of ARO liabilities[1]	1,901	1,930
Regulatory balancing and memorandum accounts	1,279	1,062
Other postretirement benefits	673	671
Other	45	48
Total long-term	8,881	8,589
Total regulatory liabilities	$9,405	$9,158
1	Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of SCE’s nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 10 for further discussion.

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	March 31,	December 31,
(in millions)	2021	2020
Asset (liability)
Energy resource recovery account	$(133)	$(89)
Portfolio allocation balancing account	437	497
New system generation balancing account	(6)	(10)
Public purpose programs and energy efficiency programs	(1,192)	(1,130)
Base revenue requirement balancing account	662	622
Greenhouse gas auction revenue and low carbon fuel standard revenue	(121)	(125)
FERC balancing accounts	12	12
Wildfire and drought restoration accounts[1]	397	361
Wildfire-related memorandum accounts[2]	1,142	1,104
COVID-19-related memorandum accounts	87	176
Customer service re-platform memorandum account[3]	37	30
Residential uncollectibles balancing account[4]	129	—
Other	48	(60)
Asset	$1,499	$1,388
1	The wildfire and drought restoration accounts regulatory assets represent restorative costs that are recorded in a Catastrophic Event Memorandum Account ("CEMA").
2	The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. During 2019, the CPUC approved a Wildfire Mitigation Plan memorandum account to track costs incurred to implement SCE's Wildfire Mitigation Plan that are not currently reflected in SCE's revenue requirements, a Grid Safety and Resiliency Program Memorandum Account ("GSRPMA") to track the costs of SCE's GS&RP that are incremental to costs approved for recovery in SCE's 2018 GRC and a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's 2018 GRC that are not tracked in any other wildfire-related memorandum account.
3	CSRP memorandum account was established in the 2018 GRC to track costs for implementation of a new customer service system not currently reflected in SCE's revenue requirements.
4	In November 2020, the CPUC approved the establishment of the residential uncollectibles balancing account ("RUBA"), to track the difference (positive or negative) between the recorded uncollectibles expense for all customer groups and the total authorized uncollectibles revenue collected from all customers subject to a cap equal to the actual recorded uncollectibles expense for residential customers.

Note 12. Commitments and Contingencies

Indemnities

Edison International and SCE have various financial and performance guarantees and indemnity agreements which are issued in the normal course of business.

Edison International and SCE have agreed to provide indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, indemnities for specified environmental liabilities and income taxes with respect to assets sold or other contractual arrangements. Edison International’s and SCE’s obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.

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

California has experienced unprecedented weather conditions in recent years and SCE's service territory remains susceptible to additional wildfire activity in 2021 and beyond. The worsening conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening weather and fuel conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its 2020 – 2022 Wildfire Mitigation Plan ("WMP") to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities.

In addition to the investments SCE is making through its WMP, SCE also uses its Public Safety Power Shutoffs ("PSPS") program to proactively de-energize power lines to mitigate the risk of catastrophic wildfires during extreme weather events. SCE initiated PSPS 12 times in 2020 as part of its wildfire mitigation efforts, impacting an aggregate of approximately 140,000 unique customers. In January 2021, the President of the CPUC sent SCE a letter expressing her concern regarding SCE's execution of PSPS in 2020 and notifying SCE that it must implement a PSPS action plan to reduce the impacts of PSPS on the customers and communities it serves. On a risk-informed basis, SCE is making efforts to reduce the frequency and impacts of PSPS in 2021 as compared to 2020, assuming that weather patterns in 2021 are similar to those experienced in 2020. SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive or unreasonable reliance on PSPS. In April 2021 the CPUC issued a proposed decision which, if implemented, among other things, would reduce future authorized revenue for the volumetric reductions in electricity sales resulting from future PSPS events.

Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events, which are described below. SCE's equipment has been, and may further be, alleged to be associated with several wildfires that have originated in Southern California subsequent to 2018. Edison International and SCE expect that any losses incurred in connection with those fires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material.

Liability Overview

The extent of liability for wildfire-related damages in actions against utilities depends on a number of factors, including whether the utility substantially caused or contributed to the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. California courts have previously found utilities to be strictly liable for property damage along with associated interest and attorneys' fees, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. If inverse condemnation is held to be inapplicable to SCE in connection with a wildfire, SCE still could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's negligence. If SCE were to be found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, clean-up costs, medical expenses, and personal injury/wrongful death claims. Additionally, SCE could potentially be subject to fines and penalties for alleged violations of CPUC rules and state laws in connection with the ignition of a wildfire.

Final determinations of liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change.

2019/2020 Wildfires

Several wildfires significantly impacted portions of SCE's service territory in 2019 and 2020 (the wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "2019/2020 Wildfires"). Edison International and SCE expect that any losses incurred in connection with the 2019/2020 Wildfires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material. As of March 31, 2021, Edison International and SCE had estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $118 million, and expected recoveries from insurance of $75 million, reflected on their consolidated balance sheets related to the 2019/2020 Wildfires.

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

As of March 31, 2021, Edison International and SCE had paid $2.4 billion in settlements, had $1.8 billion to be paid under executed settlements, including amounts to be paid under the Woolsey Subrogation Settlement, and had $2.0 billion of estimated losses for remaining alleged and potential claims reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, Edison International and SCE also had assets for remaining expected recoveries from insurance of $666 million, reflected as short-term assets, and through FERC electric rates of $91 million on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of any potential fines or penalties that could be levied against SCE in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE are currently unable to reasonably estimate the magnitude of any such fines or penalties, or the associated timing if they were to be imposed. Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, uncertainties related to the litigation processes, the uncertainty in estimating damages that may be alleged, and the uncertainty as to how these factors impact future settlements.

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

SCE could be subject to material fines, penalties, or restitution for failure to comply with applicable laws and regulations.

The CPUC's Safety and Enforcement Division ("SED") has conducted investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the Thomas, Koenigstein and Woolsey Fires. The CPUC may initiate proceedings to investigate these matters and SCE could be subject to material fines or penalties in connection with any such proceeding that is initiated.

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

Woolsey Fire

SCE’s internal review into the facts and circumstances of the Woolsey Fire is ongoing. SCE has reported to the CPUC that there was an outage on SCE’s electric system in the vicinity of where the Woolsey Fire reportedly began on November 8, 2018. SCE is aware of witnesses who saw fire in the vicinity of SCE’s equipment at the time the fire was first reported. While SCE did not find evidence of downed electrical wires on the ground in the suspected area of origin, it observed a pole support wire in proximity to an electrical wire that was energized prior to the outage.

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

As of April 20, 2021, SCE was aware of at least 269 lawsuits, representing approximately 3,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One hundred forty of the 269 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. An initial trial for a limited number of plaintiffs, sometimes referred to as a bellwether trial, on certain fire only matters is currently scheduled for October 18, 2021. The bellwether trial date may be further delayed to provide SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation the opportunity to pursue settlements of claims under a program adopted to promote an efficient and orderly settlement process.

Sixty-one of the 269 lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Thirty-Seven of the 61 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. A bellwether jury trial previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption being caused by the COVID-19 pandemic.

As of April 20, 2021, SCE was aware of at least 313 lawsuits, representing approximately 6,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Two hundred fifty-three of the 313 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. A bellwether jury trial is currently scheduled for August 9, 2021. The bellwether trial date may be further delayed to provide SCE and certain of the individual plaintiffs in the Woolsey Fire litigation the opportunity to pursue settlements of claims under a program adopted to promote an efficient and orderly settlement process.

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

In November 2018, a purported class action lawsuit alleging securities fraud and related claims was filed in federal court against Edison International, SCE and certain current and former officers of Edison International and SCE. The plaintiff alleges that Edison International and SCE made false and/or misleading statements in filings with the Securities and Exchange Commission by failing to disclose that SCE had allegedly failed to maintain its electric transmission and distribution networks in compliance with safety regulations, and that those alleged safety violations led to fires that occurred in 2017 and 2018, including the Thomas Fire and the Woolsey Fire. In April 2021, the court granted a motion to dismiss the lawsuit. The plaintiff may appeal the dismissal.

In January 2019, two separate derivative lawsuits alleging breach of fiduciary duties, securities fraud, misleading proxy statements, unjust enrichment, and related claims were filed in federal court against certain current and former members of the Boards of Directors and certain current and former officers of Edison International and SCE. Edison International and SCE are named as nominal defendants in those actions. The derivative lawsuits generally allege that the individual defendants breached their fiduciary duties and made misleading statements or allowed misleading statements to be made (i) between March 21, 2014 and August 10, 2015, with respect to certain ex parte communications between SCE and CPUC decisionmakers concerning the settlement of the San Onofre Order Instituting Investigation proceeding (the "San Onofre OII") and (ii) from February 23, 2016 to the present, concerning compliance with applicable laws and regulations concerning electric system maintenance and operations related to wildfire risks. The lawsuits generally allege that these breaches of duty and misstatements led to substantial liability and damage resulting from the disclosure of SCE's ex parte communications in connection with the San Onofre OII settlement, and from the 2017/2018 Wildfire/Mudslide Events. The lawsuits are currently stayed.

Settlements

In the fourth quarter of 2019, SCE paid $360 million to a number of local public entities to resolve those parties’ collective claims arising from the 2017/2018 Wildfire/Mudslide Events (the "Local Public Entity Settlements").

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

In January 2021, Edison International and SCE entered into an agreement (the "Woolsey Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the Woolsey Fire litigation (the "Woolsey Subrogation Plaintiffs") collective claims arising from the Woolsey Fire have been resolved. Under the Woolsey Subrogation Settlement, SCE paid the Woolsey Subrogation Plaintiffs an aggregate of $2.2 billion in March and April 2021. SCE has also agreed to pay $0.67 for each dollar in claims to be paid by the Woolsey Subrogation Plaintiffs to their policy holders on or before July 15, 2023, up to an agreed upon cap.

As of March 31, 2021, SCE has also entered into settlements with approximately 2,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020 SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million to those individual plaintiffs. Between December 31, 2020 and March 31, 2021, SCE also entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $200 million to those individual plaintiffs.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At March 31, 2021 and December 31, 2020, Edison International's and SCE's consolidated balance sheets include fixed payments to be made under executed settlement agreements and accrued estimated losses of $3.8 billion and $4.4 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2020:

(in millions)
Balance at December 31, 2020[1]	$4,383
Increase in accrued estimated losses to reflect best estimate	—
Amounts paid	(620)
Balance at March 31, 2021[2]	$3,763
1	At December 31, 2020, $2,231 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes an estimate for claims brought by insurance subrogation plaintiffs in the Woolsey Fire litigation, which were settled on January 22, 2021 for $2,212 million, and $19 million of other settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2020, the $2,281 million included in deferred credits and other liabilities, wildfire-related claims on Edison International's and SCE's consolidated balance sheets includes Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events after giving effect to the Woolsey Subrogation Settlement of $2,152 million and other wildfire-related claims estimates of $129 million.
2	At March 31, 2021, $1,812 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes $1,772 million of settlements to be paid by April 22, 2021 under the Woolsey Subrogation Settlement, and $40 million of other settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At March 31, 2021, the $2,082 million included in deferred credits and other liabilities, wildfire-related claims on Edison International's and SCE's consolidated balance sheets includes Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $1,951 million and other wildfire-related claims estimates of $131 million.

For events that occurred in 2017 and early 2018, principally the Thomas and Koenigstein Fires and Montecito Mudslides, SCE had $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. For the Woolsey Fire, SCE had an additional $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable. The following table presents changes in expected insurance recoveries associated with the estimated losses for the 2017/2018 Wildfire/Mudslide Events since December 31, 2020:

(in millions)
Balance at December 31, 2020	$708
Insurance recoveries	(42)
Balance at March 31, 2021	$666

At March 31, 2021, SCE had no remaining expected recoveries from insurance for the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation. At March 31, 2021, SCE had $666 million remaining in expected recoveries from insurance for the Woolsey Fire litigation, included in "Insurance receivable" and "Insurance receivable from affiliate" on the consolidated balance sheets of SCE and "Insurance receivable" on the consolidated balance sheets of Edison International. SCE expects that this insurance will be exhausted after expected recoveries for the Woolsey Subrogation Settlement.

In total, SCE has accrued estimated losses of $6.2 billion, has paid or agreed to pay approximately $4.2 billion in settlements and has recovered $1.3 billion, and has $666 million remaining in expected recoveries, from its insurance carriers through March 31, 2021 in relation to the 2017/2018 Wildfire/Mudslide Events.

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

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $233 million within the FERC balancing account. This was the FERC portion of the estimated losses accrued. As of March 31, 2021, collections have reduced the regulatory assets remaining in the FERC balancing account to $91 million.

Current Wildfire Insurance Coverage

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2020 through June 30, 2021, subject to $50 million of self-insured retention and up to $80 million of co-insurance, which results in net coverage of approximately $870 million. Various coverage limitations within the policies that make up SCE’s wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits. SCE believes that its insurance coverage for the July 1, 2020 through June 30, 2021 period meets its obligation to maintain reasonable insurance coverage under AB 1054. SCE is in the process of procuring wildfire-specific insurance coverage for the period that will begin on July 1, 2021.

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

AB 1054 Prudency Standard

Under AB 1054, the CPUC must apply a new standard when assessing the prudency of a utility in connection with a request for recovery of wildfire costs for wildfires ignited after July 12, 2019. Under AB 1054, the CPUC is required to find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Prudent conduct under the AB 1054 standard is not limited to the optimum practice, method, or act to the exclusion of others, but rather encompasses a spectrum of possible practices, methods, or acts consistent with utility system needs, the interest of the ratepayers, and the requirements of governmental agencies. AB 1054 also provides that the CPUC may determine that wildfire costs may be recoverable, in whole or in part, by taking into account factors within and outside the utility's control, including humidity, temperature, and winds. Further, utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent. The new prudency standard will survive the termination of the Wildfire Insurance Fund.

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

SCE made an initial contribution of approximately $2.4 billion to the Wildfire Insurance Fund in September 2019 and committed to make ten annual contributions of approximately $95 million per year to the fund, by no later than January 1 of each year. Through March 31, 2020, SCE has contributed approximately $2.6 billion to the Wildfire Insurance Fund. During 2020 SCE amortized its contributions to the Wildfire Insurance Fund over 10 years, based on evaluation of the fund's expected life based on fire experience. Based on information available in the first quarter of 2021 regarding catastrophic wildfires during 2019 and 2020, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. Using 7 years of historical data (2014 – 2020) of wildfires caused by electrical utility equipment to create Monte Carlo simulations of expected loss, SCE expects the life of the fund to be 15 years from July 12, 2019 which will be reflected prospectively in amortization expense from January 1, 2021. SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund. See Note 1 in the 2020 Form 10-K for information on the accounting impact of SCE's contributions to the Wildfire Insurance Fund.

Reimbursement from Wildfire Insurance Fund and AB 1054 Liability Cap

Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject to the AB 1054 Liability Cap (as defined below). If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination ("AB 1054 Liability Cap"). Based on SCE's forecasted weighted-average 2021 transmission and distribution rate base, excluding general plant and intangibles, and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2021 would be capped at approximately $3.2 billion.

SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently, the AB 1054 Liability Cap will terminate when the administrator determines that the fund has been exhausted.

As of March 31, 2021, the participating investor-owned utilities have not sought reimbursement of wildfire claims from the Wildfire Insurance Fund.

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

Under AB 1054, SCE is required to submit a comprehensive WMP to the CPUC at least once every three years for review and approval. Beginning in 2020, each such comprehensive plan was required to cover at least a three-year period. In addition, SCE anticipates updating its comprehensive three-year plans annually in the intervening years.

SCE filed its 2020 – 2022 WMP in February 2020. In June 2020, the CPUC ratified the WSD's conditional approval of SCE's 2020 – 2022 WMP. The approval is conditioned on SCE providing requested information to the WSD, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the WSD. SCE filed updates to its 2020 – 2022 WMP in February 2021 to, among other things, report on implementation of its plan in 2020 and describe new and ongoing wildfire mitigation activities.

Capital Expenditure Requirement

Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base ("AB 1054 Excluded Capital Expenditures"). SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. In November 2020, the CPUC issued an irrevocable order permitting SCE to finance approximately $340 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. As of March 31, 2021, SCE has spent approximately $1.5 billion in AB 1054 Excluded Capital Expenditures. SCE issued securitized bonds in the amount of $338 million in February 2021 and expects to seek additional irrevocable orders from the CPUC to finance the remaining AB 1054 Excluded Capital Expenditures.

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

At March 31,2021, SCE’s recorded estimated minimum liability to remediate its 27 identified material sites (sites with a liability balance at March 31, 2021, in which the upper end of the range of expected costs is at least $1 million) was $274 million, including $172 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance as of March 31, 2021, for which the total minimum recorded liability was $4 million. Of the $278 million total environmental remediation liability for SCE, $265 million has been recorded as a regulatory asset. SCE expects to recover $39 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $226 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. In addition, SCE has other identified sites including several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE’s identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $117 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $13 million to $30 million. Costs incurred for both the three months ended March 31, 2021 and 2020 were $2 million.

Based upon the CPUC’s regulatory treatment of environmental remediation costs incurred at SCE, SCE believes that costs ultimately recorded will not materially affect its results of operations, financial position, or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to estimates.

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

Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.7 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers. SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $65 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $10 million per future incident in any one year. Based on its ownership interests in San Onofre and Palo Verde prior to January 5, 2018, SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.

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

A settlement entered into between SCE, as operating agent, and the DOE provided for a claim submission/audit process for expenses incurred from 2014 – 2016, under which SCE submitted claims for damages caused by the DOE failure to accept spent nuclear fuel each year and the DOE has approved reimbursement of and paid an aggregate of approximately $88 million (SCE’s share was approximately $69 million). The damages awards are subject to CPUC review as to how the amounts will be refunded among customers, shareholders, or to offset other costs.

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

In January 2021, the Public Advocates Office and The Utility Reform Network provided comments to the CPUC arguing that SCE imprudently managed the program and requesting: a refund of $33 million of ESPI awards, which includes incentives associated with the Upstream Lighting Program and other energy efficiency programs; a refund of $92 million of incentives paid to manufacturers and associated program administrative costs; $140 million in fines; and additional program improvements to be provided at shareholder expense. In March 2021, SCE filed reply comments arguing that remedies of approximately $21 million were appropriate.

SCE has accrued a charge for potential losses relating to the Upstream Lighting Program. The accrued charge corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the Upstream Lighting Program and is subject to change as additional information becomes available.

Note 13. Equity

Common Stock Issuances

During the three months ended March 31, 2021, Edison International did not issue any shares through its "at-the-market" ("ATM") program established in May 2019. Under the ATM program, it may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. As of March 31, 2021, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended March 31, 2021, 259,700 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $15 million, 183,985 shares of common stock were issued as stock compensation awards for net cash receipts of $4 million and 74,854 shares of new common stock were issued in lieu of distributing $4 million to shareholders opting to receive dividend payments in the form of additional common stock.

Equity Contributions

In the three months ended March 31, 2021, SCE received a total of $900 million in capital contributions from Edison International Parent to support SCE’s capital program, maintain the equity portion of SCE’s capital structure at authorized levels and for general corporate purposes.

Preferred Stock Issuance

In March 2021, Edison International issued 1,250,000 shares of 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A, with a liquidation value of $1,000 per share (the "Series A preferred stock"). The dividends are payable on a semi-annual basis, commencing September 15, 2021. The dividend rate will be reset every five years beginning on March 15, 2026 to equal the then-current five-year U.S. Treasury rate plus a spread of 4.698%. The net proceeds of $1.2 billion were used to repay commercial paper borrowings and for general corporate purposes, including making a $575 million equity contribution to SCE.

Edison International may, at its option, redeem the Series A preferred stock in whole or in part during certain period of time prior to each of the dividend reset date at a price equal to $1,000 per share plus any accumulated and unpaid dividends. Edison International may also, at its option, redeem the Series A preferred stock in whole but not in part at a price equal to $1,020 per share plus any accumulated and unpaid dividends within a certain period of time following any change in the criteria rating agencies use that would have adverse effects on the equity credit attributed by rating agencies to the Series A preferred stock.

The Series A preferred stock ranks senior to Edison International’s common stock with respect to dividends rights and distribution rights upon liquidation. The Series A preferred stock is not subject to any mandatory sinking fund, retirement fund, purchase fund or other similar provisions. Holders of the shares of Series A preferred stock will not have the right to require Edison International to repurchase or redeem shares of the Series A preferred stock.

Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE

	Three months ended March 31,
(in millions)	2021	2020	2021	2020
Beginning balance	$(69)	$(69)	$(41)	$(39)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	2	2
Change	2	2	2	2
Ending Balance	$(67)	$(67)	$(39)	$(37)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income

Other income net of expenses is as follows:

	Three months ended
	March 31,
(in millions)	2021	2020
SCE other income (expense):
Equity allowance for funds used during construction	$35	$21
Increase in cash surrender value of life insurance policies and life insurance benefits	10	10
Interest income	—	9
Net periodic benefit income – non-service components	33	28
Civic, political and related activities and donations	(4)	(11)
Other	(2)	(5)
Total SCE other income	72	52
Other income (expense) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	—	(1)
Other	—	1
Total Edison International other income	$72	$52

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Three months ended March 31,
(in millions)	2021	2020	2021	2020
Cash payments (receipts):
Interest, net of amounts capitalized	$263	$233	$241	$210
Income taxes, net	(87)	—	(87)	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	251	232	—	—

SCE’s accrued capital expenditures at March 31, 2021 and 2020 were $503 million and $451 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions

SCE did not purchase wildfire liability insurance from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International in the first quarter of 2021 and 2020. The related-party transactions included in SCE’s consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	March 31,	December 31,
(in millions)	2021	2020
Current insurance receivable due from affiliate	$268	$268
Prepaid insurance[1]	28	56
[1]	Reflected in "Prepaid expenses" on SCE’s consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS was $43 million and $50 million for the three months ended March 31, 2021 and 2020, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International’s and SCE’s respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International’s and SCE’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2021. Based on that evaluation, Edison International’s and SCE’s respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International’s and SCE’s disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International’s or SCE’s internal control over financial reporting, respectively, during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, Edison International’s or SCE’s internal control over financial reporting.

Jointly Owned Utility Plant

Edison International’s and SCE’s respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment in the 2020 Form 10-K.

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

EXHIBITS

Exhibit Number	Description
3.1

Certificate of Restated Articles of Incorporation of Edison International, effective December 19, 2006, together with the Certificate of Determination of Preferences of Series A Preferred Stock dated March 2, 2021

10.1**	Edison International 2021 Long-Term Incentives Terms and Conditions

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2021, filed on April 27, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2021, filed on April 27, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Aaron D. Moss
	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	April 27, 2021	Date:	April 27, 2021