Form 10-Q
period 2021-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2021-07-29
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of July 22, 2021:
Edison International	379,704,799 Shares
Southern California Edison Company	434,888,104 Shares

i

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2019/2020 Wildfires	wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition
2020 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2020
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE will exclude from the equity portion of SCE's rate base as required under AB 1054
AB 1054 Liability Cap

a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, in the year of the applicable prudency determination

ARO(s)	asset retirement obligation(s)
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Capital Structure Compliance Period	January 1, 2020 to December 31, 2022, the current compliance period for SCE's CPUC authorized capital structure
CAPP	California Arrearage Payment Program
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CEMA	Catastrophic Event Memorandum Accounts
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
DERs	distributed energy resources
Edison Energy

Edison Energy, LLC, a wholly-owned subsidiary of Edison Energy Group that is engaged in the competitive business of providing data-driven energy solutions to commercial, institutional and industrial customers

Edison Energy Group	Edison Energy Group, Inc., an indirect wholly-owned subsidiary of Edison International, that is a holding company for subsidiaries engaged in competitive businesses
Edison International Proxy Statement	Proxy Statement filed with the SEC in connection with Edison International's Annual Meeting of Shareholders' held on April 22, 2021
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017

kV	unit of electrical potential equal to 1000 volts
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency (previously, the OEIS was the Wildfire Safety Division (or WSD) of the CPUC)
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
PSPS	Public Safety Power Shutoffs
ROE	return on common equity
RPS	renewables portfolio standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
Tax Reform	Tax Cuts and Jobs Act signed into law on December 22, 2017
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Subrogation Plaintiffs	the plaintiffs party to the TKM Subrogation Settlement, representing all the insurance subrogation plaintiffs in the TKM litigation at the time of the settlement
TKM Subrogation Settlement	a settlement entered into by Edison International and SCE in September 2020 in the TKM litigation to which the TKM Subrogation Plaintiffs are party
VCFD	Ventura County Fire Department
WEMA	Wildfire Expense Memorandum Account
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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred to implement SCE's new customer service system and costs incurred as a result of the COVID-19 pandemic;
●	ability of SCE to implement its WMP;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement PSPS when conditions warrant or would otherwise limit SCE's operational PSPS practices;
●	risks associated with implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
●	ability of SCE to maintain a valid safety certification;
●	ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, operational issues (such as rotating outages and issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	risks associated with AB 1054 effectively mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the new prudency standard established under AB 1054;
●	ability of SCE to effectively manage its workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, and delays in executive, regulatory and legislative actions;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;

●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, delays, contractual disputes, and cost overruns;
●	pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's transmission and distribution infrastructure investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, power curtailment costs (payments due under power contracts in the event there is insufficient transmission to enable acceptance of power delivery), changes in the CAISO's transmission plans, and governmental approvals;
●	risks associated with the operation of transmission and distribution assets and power generating facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities and effective tax rate;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in the fair value of investments and other assets;
●	changes in interest rates and rates of inflation, including escalation rates (which may be adjusted by public utility regulators);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance the state places on GHG reduction;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;
●	cost and availability of labor, equipment and materials;
●	potential for penalties or disallowance for non-compliance with applicable laws and regulations; and
●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

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

The MD&A for the six months ended June 30, 2021 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2020 and as compared to the six months ended June 30, 2020. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2020 (the "2020 MD&A"), which was included in the 2020 Form 10-K.

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

	Three months ended			Six months ended
	June 30,			June 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net income (loss) attributable to Edison International
SCE	$359	$381	$(22)	$655	$600	$55
Edison International Parent and Other	(41)	(63)	22	(78)	(99)	21
Edison International	318	318	—	577	501	76
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events expenses	(6)	(9)	3	(10)	(9)	(1)
Wildfire Insurance Fund expense	(39)	(60)	21	(77)	(120)	43
Sale of San Onofre nuclear fuel	7	37	(30)	7	37	(30)
Re-measurement of tax liabilities	—	—	—	—	18	(18)
Edison International Parent and Other
Goodwill impairment	—	(25)	25	—	(25)	25
Re-measurement of tax liabilities	—	—	—	—	(3)	3
Total non-core items	(38)	(57)	19	(80)	(102)	22
Core earnings (losses)
SCE	397	413	(16)	735	674	61
Edison International Parent and Other	(41)	(38)	(3)	(78)	(71)	(7)
Edison International	$356	$375	$(19)	$657	$603	$54

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

Edison International's second quarter 2021 earnings remained unchanged from the second quarter of 2020, resulting from a decrease in SCE's earnings of $22 million and a decrease in Edison International Parent and Other's losses of $22 million. SCE's lower earnings consisted of $16 million of lower core earnings and $6 million of higher non-core losses. Edison International's earnings for the six months ended June 30, 2021 increased $76 million from the six months ended June 30, 2020, resulting from an increase in SCE's earnings of $55 million and a decrease in Edison International Parent and Other's losses of $21 million. SCE's higher earnings consisted of $61 million of higher core earnings and $6 million of higher non-core losses.

The decrease in SCE's core earnings for the second quarter 2021 from the same period in 2020 was primarily due to higher depreciation, partially offset by higher FERC revenue and lower expenses related to wildfire mitigation activities.

The increase in SCE's core earnings for the six months ended June 30, 2021 from the same period in 2020 was primarily due to lower expenses related to wildfire mitigation activities, employee benefits and lower customer uncollectibles as well as higher FERC revenue, partially offset by higher depreciation.

The decrease in Edison International Parent and Other's net loss for the three months and six months ended June 30, 2021 was due to higher core losses of $3 million and $7 million, respectively, and lower non-core losses of $25 million and $28 million, respectively. Edison International's increase in core losses was primarily due to higher preferred dividends as a result of the preferred equity issuance in 2021, partially offset by the recognition of unrealized gains from the increase in fair value of an investment in Proterra Inc, an electric vehicle technology manufacturer, and lower corporate expenses.

Consolidated non-core items for the six months ended June 30, 2021 and 2020 primarily included:

●	Charges of $107 million ($77 million after-tax) recorded in 2021 and $167 million ($120 million after-tax) recorded in 2020 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $14 million ($10 million after-tax) recorded in 2021 and $12 million ($9 million after-tax) recorded in 2020 for 2017/2018 Wildfire/Mudslide Events expenses.
●	Gains of $10 million ($7 million after-tax) recorded in 2021 and $52 million ($37 million after-tax) recorded in 2020 for SCE's sale of San Onofre nuclear fuel.
●	An impairment charge of $34 million ($25 million after-tax) recorded in 2020 for Edison International Parent and Other related to Edison Energy's goodwill.
●	An income tax benefit of $18 million and income tax expense of $3 million recorded in 2020 for SCE and Edison International Parent and Other, respectively, due to re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.

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

In July 2021, the CPUC issued a proposed decision on track 1 of the 2021 GRC, which if adopted, would result in a base rate revenue requirement of $6.9 billion in 2021, an increase of $342 million over revenue requirements authorized for 2020. This is a decrease of $744 million from SCE's requested revenue requirement primarily related to lower authorized expenses for wildfire insurance, vegetation management, employee benefits and depreciation. The proposed decision, if adopted, would provide a balancing account for cost recovery of up to 115% of authorized vegetation management expenses. The proposed decision would also provide regulatory mechanisms to seek recovery of vegetation management expenses above 115% of authorized levels and incremental wildfire insurance expenses through reasonableness review applications. SCE expects vegetation management costs to exceed authorized levels due to increased labor rates required by state legislation in October 2019. If adopted, the proposed decision would lead to a non-core impairment of utility property, plant and equipment of up to $78 million ($56 million after-tax) related to disallowed historical capital expenditures of pole replacements the CPUC determined were performed prematurely.

The proposed decision would allow escalation of wildfire capital additions based on forecast spending for both 2022 and 2023. It would also allow operation and maintenance expenses to be escalated for 2022 and 2023 through the use of various escalation factors for labor, non-labor and medical expenses. The methodology set forth in the proposed decision would, if adopted by the CPUC, result in a revenue requirement of $7.2 billion in 2022 and $7.6 billion in 2023.

The CPUC has approved the establishment of a memorandum account making the authorized revenue requirement changes effective January 1, 2021. Under the proposed decision the increase in January 2021 to September 2021 authorized revenues would be collected over a 27-month period beginning October 1, 2021.

SCE cannot predict the revenue requirement the CPUC will ultimately authorize. SCE is recognizing revenue based on the 2020 authorized revenue requirement until a final GRC decision is issued. SCE expects a final decision on the track 1 GRC application for the 2021 test year in the third quarter of 2021. A final decision could result in material changes to the proposed decision.

This table sets out the authorized revenue and costs of service under the 2018 GRC and the 2021 GRC proposed decision:

(in millions)	2020 Authorized Revenue	Adjustments[1]	2020 Adjusted Authorized Revenue	2021 Proposed Decision Authorized Revenue	Increase (Decrease)
Authorized revenue	$5,898	$645	$6,543	$6,885	$342
Cost of service:
Operation and maintenance	1,676	595	2,271	2,216	(55)
Depreciation	1,759	17	1,776	1,906	130
Property and payroll taxes	360	2	362	397	35
Income taxes	138	—	138	215	77
Authorized return	1,965	31	1,996	2,151	155
Total	$5,898	$645	$6,543	$6,885	$342
1	Adjustments to 2020 GRC authorized revenue to include authorized Grid Safety and Resiliency Program Memorandum Account ("GSRPMA") and authorized WEMA revenue requirements for costs from 2018 to 2020 which were recorded in 2020. The adjustment includes revenue requirements of $37 million and $344 million which relate to 2018 and 2019 for GSRPMA and WEMA, respectively. Revenue requirements of $497 million for operation and maintenance expense and depreciation incurred in 2020 are subject to reasonableness review in track 3 of the 2021 GRC and are not reflected above.

The proposed decision, if adopted, would authorize total capital expenditures of $4.6 billion for 2021, $577 million lower than SCE's request. The most significant reduction to SCE's request is related to SCE's Wildfire Covered Conductor Program ("WCCP"), SCE's largest wildfire risk mitigation program. SCE had requested $3.4 billion of capital expenditures to install 6,272 miles from 2019 to 2023. If approved, the proposed decision would authorize $1.5 billion of capital expenditures for SCE to install 2,750 miles of covered conductor from 2019 to 2023 and a balancing account to track the difference between actual WCCP costs and amounts authorized. If spending is less than authorized, SCE would refund those amounts to customers. If spending exceeds authorized, SCE would recover spending up to 110% of the authorized amount from customers. SCE would be eligible to submit a subsequent reasonableness review application if spending is in excess of 110% of authorized amounts.

This table sets out SCE's authorized capital expenditures, net of amounts collectible for customer requested modifications, under the 2021 GRC proposed decision, as well as SCE's forecast of CPUC jurisdictional non-GRC capital expenditures and FERC jurisdictional capital expenditures:

				Total
(in billions)	2021	2022	2023	2021 – 2023
Total company capital expenditure as described above	$4.7[1]	$4.7	$4.6	$14.0
1	SCE is currently continuing to execute a capital spending plan for 2021 in line with previous projections, for additional information see "—Capital Program."

Reflected below is SCE's estimated weighted average annual rate base for 2021 – 2023 incorporating the 2021 GRC proposed decision, expected rate base from CSRP if approved, other CPUC non-GRC projects or programs that have been approved and forecast FERC capital expenditures. The table below does not reflect the $1.6 billion of AB 1054 Excluded Capital Expenditures, or approximately $350 million of rate base associated with 2020 wildfire restoration capital expenditures which SCE anticipates will be included in future CEMA applications. The table below reflects the July 2021 reduction in rate base from a $400 million payment from a third party for the 30-year use of a portion of the West of Devers transmission project.

In July 2021, the CPUC issued a proposed decision which, if adopted, would deny without prejudice SCE's application to recover all restoration costs related to six 2017 wildfires. The proposed decision, if adopted, could lead to a $165 million reduction in forecast rate base in 2021. For additional information see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings—2019 CEMA Application" and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingences."

(in billions)	2021	2022	2023
Total company rate base as described above	$35.7	$38.0	$40.0

For more information on tracks 2 and 3 of the 2021 GRC, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings—2021 General Rate Case Wildfire Mitigation Memorandum Account Balances."

Capital Program

Total capital expenditures (including accruals) were $2.3 billion for the first six months of both 2021 and 2020.

In the absence of a 2021 GRC final decision, SCE continues to execute a capital spending plan for 2021 that would result in spending in the range of $5.4 billion to $5.5 billion.

SCE will adjust spending for what is ultimately authorized in the 2021 GRC final decision while minimizing the risk of disallowed spending. If the 2021 GRC proposed decision is adopted, recovery of any wildfire mitigation spending above authorized amounts would be subject to subsequent reasonableness review.

In addition to a final GRC decision, actual capital spending may be affected by changes in regulatory, environmental and engineering design requirements, permitting and project delays, cost and availability of labor, equipment and materials and other factors. For further information regarding the capital program see "Liquidity and Capital Resources—SCE—Capital Investment Plan" in this filing and "Management Overview—Capital Program" in the 2020 MD&A.

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

In addition to the investments SCE is making as part of its WMP, SCE also uses its PSPS program to proactively de-energize power lines to mitigate the risk of catastrophic wildfires during extreme weather events. SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive or unreasonable reliance on PSPS. In June 2021, the CPUC issued a final decision which, among other things, will reduce future authorized revenue for the volumetric reductions in electricity sales resulting from PSPS events initiated after June 2021 until the CPUC determines that improvements in the PSPS program have been made.

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

Through June 30, 2021, Edison International and SCE have recorded total pre-tax charges of $6.2 billion, expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $233 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through June 30, 2021 have been $2.9 billion.

As of June 30, 2021, SCE had paid $4.7 billion under executed settlements and had $141 million to be paid under executed settlements related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had recovered $2.0 billion through insurance and $139 million through FERC-jurisdictional electric rates.

After giving effect to all settlements entered into through June 30, 2021, Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $1.4 billion. The remaining estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of any potential fines or penalties that could be levied against SCE in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE are currently unable to reasonably estimate the magnitude of any such fines or penalties, or the associated timing if they were to be imposed. Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, uncertainties related to the litigation processes, the uncertainty in estimating damages that may be alleged, and the uncertainty as to how these factors impact future settlements.

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

Current Wildfire Insurance Coverage

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2021 through June 30, 2022, subject to $50 million of self-insured retention and up to approximately $75 million of co-insurance, which results in net coverage of approximately $875 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits. SCE believes that its insurance coverage for the July 1, 2021 through June 30, 2022 period meets its obligation to maintain reasonable insurance coverage under AB 1054.

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

Wildfire Insurance Fund

AB 1054 also provided for the Wildfire Insurance Fund to reimburse a utility for payment of certain third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the insurance coverage required to be maintained under AB 1054. Through June 30, 2021, the participating investor-owned utilities, PG&E, SCE and SDG&E, have collectively contributed approximately $8.1 billion to the Wildfire Insurance Fund and have not sought reimbursement of wildfire claims from the fund.

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

Safety Certification and Wildfire Mitigation Plan

Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved WMP. On September 17, 2020, SCE obtained a safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requests a new safety certification by September 13, 2021, then its current safety certification will remain valid until the OEIS acts on SCE's request for a new safety certification. SCE expects to request a new safety certification by September 13, 2021 and expects the OEIS to act on its request by December 13, 2021.

SCE submitted its 2020 – 2022 WMP in February 2020. In June 2020, the CPUC ratified the OEIS's conditional approval of SCE's 2020 – 2022 WMP. The approval was conditioned on SCE providing requested information to the OEIS, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the OEIS. SCE submitted updates to its 2020 – 2022 WMP in February 2021 to, among other things, report on implementation of its plan in 2020 and describe new and ongoing wildfire mitigation activities. In June 2021, SCE submitted revised updates to its 2020 – 2022 WMP in response to a revision notice received from the OEIS. In July 2021, the OEIS issued a draft resolution approving SCE's updates, and a draft action statement requiring SCE to remedy certain specified issues, including by reevaluating the scope and pace of its covered conductor program and providing additional clarity and consistency on risk mitigation analysis. If the draft action statement is approved, SCE will be required to submit a report regarding its progress on remedying these issues on November 1, 2021 and in its 2022 WMP update. Final approval of the draft resolution and the draft action statement is expected in August 2021.

Capital Expenditure Requirement

Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base. SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. In November 2020, the CPUC issued an irrevocable order permitting SCE to finance approximately $340 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. As of June 30, 2021, SCE has spent all of the approximately $1.6 billion in AB 1054 Excluded Capital Expenditures.

SCE issued securitized bonds in the amount of $338 million in February 2021. In June 2021, SCE filed an application with the CPUC requesting to finance up to $1.0 billion of wildfire mitigation and customer uncollectible costs and associated financing costs through the issuance of securitized bonds. The $1.0 billion request included approximately $518 million of AB 1054 Excluded Capital Expenditures. SCE expects to seek additional irrevocable orders from the CPUC to finance the remaining AB 1054 Excluded Capital Expenditures. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Financing Order" for further details.

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

CSRP

In April 2021, SCE implemented a new customer service system, which replaced a majority of SCE's customer systems. The project is referred to as the Customer Service Re-Platform (CSRP). SCE has tracked the cost of the CSRP system implementation in a previously approved memorandum account. Forecasted expenditures for the CSRP project are approximately $540 million in capital and $90 million in operations and maintenance expenses from inception through 2021.

In July 2021, SCE filed an application with the CPUC requesting approval of $483 million of capital expenditures and $40 million of operations and maintenance expenses recorded in the CSRP memorandum account through April 2021 resulting in revenue requirements of $411 million from 2021 to 2024. SCE expects to seek recovery of costs incurred from May 2021 through December 2021 in a future application anticipated to be filed in 2022.

COVID-19

As discussed in the 2020 Form 10-K, the COVID-19 pandemic is having a significant impact on global society and economies. As a result of the pandemic, Edison International and SCE have experienced increased costs, but the pandemic has not had a pervasive impact on SCE's or Edison International's ability to operate their business.

As a result of the pandemic and increased estimates of uncollectible expenses, largely related to the economic impacts of the pandemic on SCE's customers, SCE has recognized $250 million of incremental costs as of June 30, 2021, of which $78 million has been deferred to memorandum accounts for future CPUC reasonableness review and $172 million has been transferred to balancing accounts pending recovery. In addition to the increases in expected uncollectible accounts, SCE has incurred incremental costs associated with sequestering certain SCE employees at essential work locations and coordination of SCE's response to the emergency.

In April 2021, the CPUC issued a decision to adopt a COVID-19 disconnection moratorium for medium-large commercial and industrial electric customers and established a memorandum account to track, and seek recovery of, the resulting costs.

SCE has requested an irrevocable financing order to securitize up to $78 million of incremental uncollectible expenses. SCE plans to recover a further $34 million of incremental residential uncollectible expenses associated with the economic effects of the COVID-19 pandemic and eligible for securitization through the ERRA balancing account.

California's state assembly is considering legislation to authorize, fund and implement the CAPP, which could reduce SCE's 2020 and 2021 customer arrearages for certain residential customers. To the extent SCE's total uncollectible expenses are offset by the CAPP, no recovery will be sought through other mechanisms. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Financing Order" for further details.

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

As of June 30, 2021, SCE has recognized approximately $1.1 billion of regulatory assets related to incremental wildfire mitigation expenses, including depreciation expense from $2.0 billion of total incremental wildfire mitigation capital expenditures. The regulatory assets include $401 million of operations and maintenance expense authorized for recovery in the GRC track 2 proceeding in January 2021. SCE expects to securitize this amount, subject to approval of a financing order by the CPUC. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Financing Order" for further details.

In the event these costs are not authorized for securitization, SCE will include the costs in customer rates as soon as practicable. In February 2021, the AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs previously deferred to memorandum accounts were recovered through a previous securitization.

Additionally, SCE has recognized $396 million of regulatory assets associated with drought and wildfire restoration and $342 million of regulatory assets related to incremental wildfire insurance expenses. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.

In July 2021, the CPUC issued a proposed decision which, if approved, would authorize full recovery of requested drought restoration costs and approve a revenue requirement of $81 million. However, the proposed decision, if adopted, would reject recovery of the $8 million revenue requirement associated with all $60 million of requested wildfire restoration costs related to 2017 wildfires, but would allow SCE to submit a subsequent cost recovery application for those costs. For additional information, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings— Wildfire Related Regulatory Proceedings—2019 CEMA Application."

For additional information, see "Liquidity and Capital Resources—SCE" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings."

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended June 30, 2021 versus June 30, 2020

	Three months ended June 30, 2021			Three months ended June 30, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$1,830	$1,476	$3,306	$1,775	$1,205	$2,980
Purchased power and fuel	—	1,283	1,283	—	1,068	1,068
Operation and maintenance	512	223	735	575	166	741
Wildfire Insurance Fund expense	54	—	54	83	—	83
Depreciation and amortization	532	1	533	489	—	489
Property and other taxes	117	—	117	103	—	103
Other operating income, net of impairment	(11)	—	(11)	(52)	—	(52)
Total operating expenses	1,204	1,507	2,711	1,198	1,234	2,432
Operating income (loss)	626	(31)	595	577	(29)	548
Interest expense	(196)	(2)	(198)	(193)	—	(193)
Other income	31	33	64	53	29	82
Income before taxes	461	—	461	437	—	437
Income tax expense	76	—	76	26	—	26
Net income	385	—	385	411	—	411
Less: Preferred and preference stock dividend requirements	26	—	26	30	—	30
Net income available for common stock	$359	$—	$359	$381	$—	$381
Net income available for common stock			$359			$381
Less: Non-core expense			(38)			(32)
Core earnings[1]			$397			$413
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $55 million primarily due to the following:
●	An increase in CPUC-related revenue of $30 million primarily due to lower incremental tax benefits (offset in income taxes as discussed below).
●	An increase in FERC-related revenue and other operating revenue of $25 million primarily due to FERC rate base growth and a $10 million increase in 2021 due to a change in estimate under the FERC formula rate mechanism.
●	Lower operation and maintenance costs of $63 million primarily due to the following:
●	Lower expenses of $7 million related to wildfire-mitigation costs including inspections and preventive maintenance.
●	Lower expenses of $23 million subject to balancing account treatment.
●	Decreased other expenses of $33 million primarily due to lower legal expenses, environmental remediation and customer uncollectible costs. Customer uncollectible costs were lower as a result of CPUC authorized cost recovery of residential uncollectible costs.

●	Lower Wildfire Insurance Fund expense of $29 million due to the change in the estimated life of the Wildfire Insurance Fund which increased the amortization period of SCE contributions in 2021. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingences" for further information.
●	Higher depreciation and amortization expense of $43 million primarily due to increased plant balances in 2021.
●	Higher property and other taxes of $14 million primarily due to higher property assessed values in 2021.
●	Lower other operating income, net of impairment of $41 million primarily consisting of gains of $10 million and $52 million related to the sale of San Onofre nuclear fuel in 2021 and 2020, respectively. As a result of the January 2018 Revised San Onofre Order Instituting Investigation ("OII") Settlement Agreement among OII Parties, the proceeds from the sale of nuclear fuel will not be returned to customers.
●	Lower other income of $22 million primarily due to lower insurance benefits and AFUDC equity income.
●	Higher income tax expense of $50 million primarily due to lower income tax benefits related to the flow-through of property-related items refunded to customers through balancing accounts (as discussed above) and higher pre-tax income.
●	Lower preferred and preference stock dividends of $4 million due to the redemption of preferred securities in 2020.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $215 million primarily due to higher power and gas prices and higher capacity costs.
●	Higher operation and maintenance costs of $57 million due to the authorization to recover uncollectible costs through the RUBA and higher spending on customer service programs.

Six months ended June 30, 2021 versus June 30, 2020

	Six months ended June 30, 2021			Six months ended June 30, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$3,597	$2,662	$6,259	$3,516	$2,244	$5,760
Purchased power and fuel	—	2,296	2,296	2	1,994	1,996
Operation and maintenance	1,133	429	1,562	1,292	308	1,600
Wildfire Insurance Fund expense	107	—	107	167	—	167
Depreciation and amortization	1,056	1	1,057	972	—	972
Property and other taxes	241	1	242	213	—	213
Other operating income, net of impairment	(11)	—	(11)	(52)	—	(52)
Total operating expenses	2,526	2,727	5,253	2,594	2,302	4,896
Operating income	1,071	(65)	1,006	922	(58)	864
Interest expense	(380)	(2)	(382)	(387)	—	(387)
Other income	69	67	136	76	58	134
Income before taxes	760	—	760	611	—	611
Income tax expense (benefit)	52	—	52	(49)	—	(49)
Net income	708	—	708	660	—	660
Less: Preferred and preference stock dividend requirements	53	—	53	60	—	60
Net income available for common stock	$655	$—	$655	$600	$—	$600
Net income available for common stock			$655			$600
Less: Non-core expense			(80)			(74)
Core earnings[1]			$735			$674
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $81 million primarily due to the following:
●	An increase in CPUC-related revenue of $41 million primarily due to lower incremental tax benefits (offset in income taxes as discussed below).
●	An increase in FERC-related revenue and other operating revenue of $40 million primarily due to FERC rate base growth and a $10 million increase in 2021 due to a change in estimate under the FERC formula rate mechanism.
●	Lower operation and maintenance costs of $159 million primarily due to the following:
●	Lower expenses of $43 million related to wildfire-mitigation costs including inspections and preventive maintenance.
●	Lower expenses of $25 million subject to balancing account treatment.
●	Lower employee benefit expenses of $22 million from short-term incentive compensation.
●	Decreased expenses of $20 million related to the COVID-19 pandemic, primarily customer uncollectibles, as a result of CPUC authorized cost recovery of residential uncollectible costs.
●	Decreased other expenses of $49 million primarily due to environmental remediation costs, legal expenses and worker's compensation costs.

●	Lower Wildfire Insurance Fund expense of $60 million due to the change in the estimated life of the Wildfire Insurance Fund which increased the amortization period of SCE contributions in 2021. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingences" for further information.
●	Higher depreciation and amortization expense of $84 million primarily due to increased plant balances in 2021.
●	Higher property and other taxes of $28 million primarily due to higher property assessed values in 2021.
●	Lower other operating income, net of impairment of $41 million primarily consisting of gains of $10 million and $52 million related to the sale of San Onofre nuclear fuel in 2021 and 2020, respectively.
●	Lower other income of $7 million primarily due to lower interest income on balancing accounts and lower insurance benefits, partially offset by higher AFUDC equity income.
●	Higher income tax expense of $101 million primarily due to higher pre-tax income, lower income tax benefits related to the flow-through of property-related items refunded to customers through balancing accounts (as discussed above) and a tax benefit in 2020 from the re-measurement of uncertain tax positions.
●	Lower preferred and preference stock dividends of $7 million due to the redemption of preferred securities in 2020.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $302 million primarily due to higher power and gas prices from extreme winter weather in February 2021 and higher power and gas demand and higher capacity costs, partially offset by a CAISO generation surcharge of $59 million incurred in 2020.
●	Higher operation and maintenance costs of $121 million due to the CAISO transmission refund received in 2020 for $66 million related to the CAISO generation surcharge mentioned above and the authorization to recover uncollectible costs through the RUBA and higher spending on customer service programs, partially offset by lower transmission access charges.
●	Higher other income of $9 million due to primarily driven by higher net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information

SCE's retail billed and unbilled revenue (excluding wholesale sales) was $3.0 billion and $2.7 billion for the three months ended June 30, 2021 and 2020 respectively, and $5.7 billion and $5.3 billion for the six months ended June 30, 2021 and 2020, respectively.

The increase for the three months and six months ended June 30, 2021 compared to the same periods in 2020 is primarily due to higher cost-recovery activities related to higher purchased power and fuel costs driven by higher power and gas prices. See "—Cost-Recovery Activities" for further details.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.

Income Taxes

SCE's income tax expense increased by $50 million and $101 million for the three and six months ended June 30, 2021 compared to the same period in 2020. The increase for the three months ended June 30, 2021 is primarily due to higher pre-tax income and lower flow-through tax benefits. The increase for the six months ended June 30, 2021 is primarily due to higher pre-tax income, lower flow-through tax benefits and a tax benefit recorded in 2020 from the re-measurement of uncertain tax positions.

The effective tax rates were 16.5% and 5.9% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rates were 6.8% and (8.0)% for the six months ended June 30, 2021 and 2020, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Edison Energy Group and subsidiaries	$(2)	$(27)	$(5)	$(29)
Corporate expenses and other subsidiaries	(39)	(36)	(73)	(70)
Total Edison International Parent and Other	$(41)	$(63)	$(78)	$(99)
Less: Non-core expense	—	(25)	—	(28)
Core losses[1]	$(41)	$(38)	$(78)	$(71)
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

The loss from operations of Edison International Parent and Other decreased $22 million for the three months ended June 30, 2021 and decreased $21 million for the six months ended June 30, 2021 compared to the same period in 2020.

The decrease of losses for the three and six months ended June 30, 2021 is primarily due recognition of unrealized gains on investment in Proterra (see "Notes to Consolidated Financial Statements—Note 10. Investments"), and a goodwill impairment charge of $34 million ($25 million after-tax) recorded in 2020 related to Edison Energy stemming from the economic impact of COVID-19, partially offset by higher preferred dividend expense as a result of Edison International's preferred equity issuance in 2021.

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

In addition, in June 2021, SCE filed an application with the CPUC requesting to finance up to $1.0 billion of wildfire mitigation and customer uncollectible costs and associated financing costs through the issuance of securitized bonds. For further details, see "—Regulatory Proceedings—Financing Order."

In June 2021, SCE issued $475 million floating rate first and refunding mortgage bonds due in 2022, $450 million first and refunding mortgage bonds due in 2031 and $450 million first and refunding mortgage bonds due in 2051. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." The proceeds were used to finance or refinance eligible sustainable projects, repay commercial paper borrowings and for general corporate purposes. Eligible sustainable projects include categories such as renewable energy, clean transportation, energy efficiency and carbon reduction, climate change adoption, and socioeconomic advancement and empowerment. SCE maintains processes to ensure that proceeds from the sale of the bonds are only used for projects that are aligned with the Edison International sustainable financing framework issued in June 2021.

In May 2021, SCE entered into a term loan in the amount of $1.2 billion with a termination date of May 2022. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." SCE used the proceeds to finance certain capital projects that meet the green loan principles set forth by international loan market organizations including the Loan Syndications and Trading Association, including ongoing funding of projects that meet the green loan principles such as SCE's WCCP related to wildfire mitigation and repaying all outstanding indebtedness under its 364-day revolving credit agreement and term loan credit agreement, both entered into during March 2020 and previously used to fund such projects.

In April 2021, SCE issued $400 million of floating rate first and refunding mortgage bonds due in 2023, $400 million of floating rate first and refunding mortgage bonds due in 2024, $350 million of first and refunding mortgage bonds due in 2023 and $700 million of first and refunding mortgage bonds due in 2024. The floating rate bonds will pay interest at a floating rate equal to the Secured Overnight Financing Rate ("SOFR") plus a spread. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." The proceeds of these issuances were used to fund the payment of wildfire claims exceeding insurance proceeds, including amounts paid under the Woolsey Subrogation Settlement.

In the first quarter of 2021, SCE Recovery Funding LLC, a bankruptcy remote, wholly owned special purpose subsidiary of SCE, issued $338 million of Senior Secured Recovery Bonds Series 2021-A ("Recovery Bonds") in three tranches, of $138 million, $100 million and $100 million with final maturities in 2033, 2040 and 2045, respectively, and used the proceeds of the Recovery Bonds to acquire SCE's right to collect charges associated with the AB 1054 Excluded Capital Expenditures from certain existing and future SCE customers ("Recovery Property"). SCE used the proceeds it received from the sale of the Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including the retirement of related debt and financing costs. For further details, see "Notes to Consolidated Financial

Statements—Note 3. Variable Interest Entities," "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities."

In the first quarter of 2021, SCE issued $150 million and $750 million first and refunding mortgage bonds due in 2030 and 2051, respectively. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." The proceeds were primarily used to repay SCE's commercial paper borrowings and for general corporate purposes.

During the first and second quarters of 2021, Edison International made equity contributions to SCE of $900 million and $325 million, respectively.

Edison International is issuing securities with equity content as viewed by rating agencies, such as common or preferred stock, in 2021, to enable SCE to issue debt to finance payments for resolution of wildfire claims related to the 2017/2018 Wildfire/Mudslide Events, including the debt SCE issued in April 2021 and for future resolution of claims, while allowing Edison International and SCE to maintain investment grade credit ratings. For further details, see "—Edison International Parent and Other."

The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB-	BBB
Outlook	Stable	Stable	Negative

SCE's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. Incremental collateral requirements for power procurement contracts and environmental remediation obligations would result from a potential downgrade of SCE's credit rating to below investment grade. For further details, see "—Margin and Collateral Deposits."

The cost of capital mechanism set by the CPUC could impact SCE's results of operations and cash flows. The benchmark value for the current mechanism is the 12-month, October 1, 2018 through September 30, 2019, average Moody's Baa utility bond yield of 4.5%. If the difference between the benchmark and the average of the same index for the 12-month period to September 30, 2021 exceeds 100-basis points, SCE's CPUC-authorized ROE will be adjusted for 2022 by half the amount of the difference (up or down). If the mechanism is triggered, SCE's costs of long-term debt and preferred equity will also be adjusted for 2022 to reflect the then current embedded costs and projected interest rates. The average Moody's Baa utility bond yield between October 1, 2020 and July 22, 2021 was 3.36%. The spot rate for Moody's Baa utility bond was 3.18% on July 22, 2021 and an average Moody's Baa utility bond yield of 4.04% or less from July 23, 2021 through September 30, 2021 will trigger the mechanism. SCE is required to file its next cost of capital application by April 2022 for rates effective beginning January 2023. For further information see "Business—SCE— Overview of Ratemaking Process" in the 2020 Form 10-K.

Available Liquidity

At June 30, 2021, SCE had cash on hand of $51 million.

In April 2021, SCE amended its June 2019 revolving credit facility to increase the commitment amount by $350 million, bringing the total to $3.4 billion and extend the termination date to May 2025. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. At June 30, 2021 SCE had $175 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.23%.

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At June 30, 2021, SCE's debt to total capitalization ratio was 0.53 to 1.

At June 30, 2021, SCE was in compliance with all financial covenants that affect access to capital.

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

In January 2021, the CPUC approved a settlement between the parties to track 2 of the 2021 GRC, which led to a $41 million increase to regulatory deferrals for 2018 – 2019 in the fourth quarter of 2020. The revenue requirement under the settlement was $391 million, after adjusting for flow-through taxes. Due to the determination that the AB 1054 Excluded Capital Expenditures associated with track 2 were reasonably incurred, they were eligible for recovery through securitization, and were not part of the settlement revenue requirement. For information on securitization of the approved expense, see "—Financing Order."

In March 2021, SCE made its 2021 GRC track 3 filing with the CPUC. In its filing, SCE requested reasonableness review of approximately $1.2 billion of wildfire mitigation costs incurred prior to 2021, consisting of $476 million of incremental operations and maintenance expenses and $679 million of incremental capital expenditures. The track 3 expenditures predominantly related to grid hardening, vegetation management, PSPS activities and enhancements to grid operations. The capital expenditures included $502 million of GS&RP capital expenditures not previously subject to settlement.

The $679 million in incremental capital expenditures to be reviewed by the CPUC in track 3 are AB 1054 Excluded Capital Expenditures. After receipt of a final decision in track 3, SCE intends to seek a financing order from the CPUC to securitize these expenses if such expenses are deemed reasonable by the CPUC. In its track 3 filing, SCE requested recovery through customer rates of the $497 million of incremental operations and maintenance expenses and other costs.

The CPUC schedule for SCE's 2021 GRC includes a proposed decision on track 3 in the first quarter of 2022.

2020 Emergency Wildfire Restoration

Multiple wildfires occurred during 2020 which caused damage within SCE's service territory and to SCE's Big Creek hydroelectric facility. Restoration work is ongoing in relation to these wildfires. Through the second quarter of 2021, SCE has recorded $228 million of incremental operation and maintenance expenses and $316 million of incremental capital expenditures in relation to these restoration efforts. SCE expects to file CEMA requests for recovery of amounts incremental to authorized revenue requirements. If approved, the CEMA applications are expected to add approximately $350 million to rate base by 2023.

2019 CEMA Application

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of $79 million of operation and maintenance expenses related to 2017 – 2018 drought mitigation efforts and $8 million of revenue requirement associated with $60 million of capital expenditures and capital related expenses related to six 2017 wildfires.

In July 2021, the CPUC issued a proposed decision which, if approved, would authorize full recovery of requested drought restoration costs and approve a revenue requirement of $81 million. However, the proposed decision, if adopted, would deny without prejudice SCE's application to recover a revenue requirement for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. While the proposed decision, if adopted, would allow SCE to submit additional applications with the CPUC to recover those costs, SCE must segregate the restoration costs attributable to each of the six fires in any future applications for recovery. The proposed decision also directs that SCE must prove it was prudent in relation to the Thomas and Rye fires in any future application for recovery of those costs and must file any such application within 18 months of a final decision. SCE challenged some aspects of the proposed decision, including the application of the prudency standard with regards to fires in a CEMA proceeding and the 18-month deadline to file an application if the prudency standard is applied.

As of June 30, 2021, SCE has $189 million recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if permanently disallowed by the CPUC in future cost recovery proceedings, which would reduce authorized rate base.

Financing order

In June 2021, SCE filed an application for an irrevocable order from the CPUC to finance up to $1.0 billion of wildfire mitigation and customer uncollectible costs and associated financing costs through the issuance of securitized bonds. These costs consist of approximately $518 million of AB 1054 Excluded Capital Expenditures, comprised of $219 million approved in the 2021 GRC track 2 settlement and $299 million to be incurred in 2021 and pending authorization in track 1 of the GRC, $401 million of wildfire-related operations and maintenance expenditures approved in the GRC track 2 settlement, and $78 million of incremental residential uncollectible expenses associated with the economic effects of the COVID-19 pandemic. To the extent SCE's total uncollectible expenses are offset by the CAPP, SCE would reduce the residential uncollectible expenses amount to be securitized by the amount offset by the CAPP.

2022 FERC Formula Rate Annual Update

In June 2021, SCE provided its preliminary 2022 annual transmission revenue requirement update to interested parties. The update reflects an increase in SCE's transmission revenue requirement of $311 million or 28.6% higher than amounts included in the 2021 annual rates. The increase is primarily due to the portion of charges for wildfire-related claims recorded in 2020 subject to recovery from FERC customers, increased plant in service and recovery of prior year undercollections. SCE expects to file its 2021 annual update with the FERC by December 1, 2021 with the proposed rates effective January 1, 2022.

CAISO mid-term reliability

In June 2021, the CPUC issued a decision addressing the mid-term reliability needs of the CAISO electric system by requiring at least an aggregate of 11,500 MW of additional net qualifying capacity to be procured collectively by all of the load-serving entities subject to the CPUC's integrated resource planning authority. The aggregate additional capacity is required by 2026, with 2,000 MW required by 2023, an additional 6,000 MW required by 2024, an additional 1,500 MW required by 2025, and an additional 2,000 MW required by 2026. SCE's allocation of the requirements is 687 MW by 2023, 2,060 MW by 2024, 515 MW by 2025, 687 MW by 2026, for a total of 3,949 MW.

Capital Investment Plan

Major Transmission Projects

West of Devers

The West of Devers Project consists of upgrading and reconfiguring approximately 48 miles of existing 220-kV transmission lines between the Devers, El Casco, Vista and San Bernardino substations, increasing the power transfer capabilities in support of California's renewable portfolio standards goals. The project was placed in service in May 2021.

In July 2021, Morongo Transmission LLC ("Morongo") paid SCE $400 million for use of a portion of the project's transfer capability. Under the terms of the agreement with Morongo, SCE will provide Morongo with use of a portion of the West of Devers transmission line transfer capability for a period of 30 years. After the 30-year contract term, the use of the transfer capability will revert to SCE. For further details, see "Notes to Consolidated Financial Statements—Note 7. Revenue."

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

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at June 30, 2021 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2021, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.

(in millions)
Collateral posted as of June 30, 2021[1]	$127
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	66
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movement[3]	27
Posted and potential collateral requirements	$220
[1]	Net collateral provided to counterparties and other brokers consisted of $127 million in letters of credit and surety bonds.
[2]	Represents collateral requirements for accounts payable and market-to-market valuation at June 30, 2021. Requirement varies throughout the period and is generally lower at the end of the month.
[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2021 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

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

At June 30, 2021, Edison International Parent had cash on hand of $33 million.

In April 2021, Edison International Parent amended its June 2019 revolving credit facility to extend the termination date to May 2025. At June 30, 2021 Edison International Parent had $25 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.32% on its $1.5 billion revolving credit facility. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained.

Edison International is issuing securities with equity content as viewed by rating agencies, such as common or preferred stock, up to approximately $1.0 billion in 2021 to enable SCE to issue debt to finance payments for resolution of wildfire claims related to the 2017/2018 Wildfire/Mudslide Events, including the debt SCE issued in April 2021 and debt for future resolution of claims, while allowing Edison International and SCE to maintain investment grade credit ratings.

In the first quarter of 2021, Edison International issued 1,250,000 shares of its 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A, liquidation value of $1,000 per share (the "Series A Preferred Stock"), regarded by rating agencies as having 50% equity content. The proceeds were used to repay Edison International's commercial paper borrowings and for general corporate purposes, including making a $575 million equity contribution to SCE. For further details, see "Notes to Consolidated Financial Statements—Note 13. Equity."

Edison International will consider issuing additional preferred equity, common stock through employee compensation and stock purchase programs and if needed further issuances through the existing at-the-market program to satisfy any remaining equity needs.

Edison International Parent expects to make further capital contributions to SCE in 2021 to maintain the common equity component of SCE's capital structure, after CPUC allowed exclusions, at 52% on a weighted average basis over the Capital Structure Compliance Period. For further information, see "—SCE—SCE Dividends" in the 2020 MD&A.

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

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At June 30, 2021, Edison International's consolidated debt to total capitalization ratio was 0.60 to 1.

At June 30, 2021, Edison International Parent was in compliance with all financial covenants that affect access to capital.

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

Historical Cash Flows

SCE

	Six months ended June 30,
(in millions)	2021	2020
Net cash (used in) provided by operating activities	$(1,283)	$683
Net cash provided by financing activities	3,689	1,931
Net cash used in investing activities	(2,411)	(2,384)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5)	$230

Net Cash (Used in) Provided by Operating Activities

The following table summarizes major categories of net cash (used in) provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2021 and 2020.

	Six months ended June 30,		Change in cash flows
(in millions)	2021	2020	2021/2020
Net income	$708	$660
Non-cash items[1]	1,189	1,067
Subtotal	1,897	1,727	$170
Changes in cash flow resulting from working capital[2]	(309)	(120)	(189)
Regulatory assets and liabilities	(574)	(927)	353
Other noncurrent assets and liabilities[3]	(2,297)	3	(2,300)
Net cash (used in) provided by operating activities	$(1,283)	$683	$(1,966)
1	Non-cash items include depreciation and amortization, allowance for equity during construction, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, prepaid expenses, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.
3	Includes changes in wildfire-related insurance receivables and wildfire-related claims. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

Net cash (used in) provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2021 by $170 million primarily due to lower expenses related to wildfire mitigation activities and employee benefits and higher FERC revenue.

Net cash outflow for working capital was $309 million and $120 million during the six months ended June 30, 2021 and 2020, respectively. Net cash outflow for working capital increased in 2021 mainly due to an increase in unbilled revenue and customer receivables of $523 million in 2021 compared to $245 million in 2020.

Net cash used in regulatory assets and liabilities, including increases in net undercollections recorded in balancing accounts, was $574 million and $927 million during the six months ended June 30, 2021 and 2020, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2021

●	Net undercollections of BRRBA were $665 million and $622 million at June 30, 2021 and December 31, 2020, respectively. Net undercollections increased by $43 million primarily driven by current year undercollections due to timing of billing during CSRP implementation, partially offset by recovery of prior year undercollections, including WEMA and GS&RP to be collected over a two-year and one-year period, respectively, starting October 2020.
●	Undercollections of $300 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
●	Undercollections of $35 million of revenue requirements related to service restoration and damage repair costs that were tracked in CEMA accounts, primarily due to wildfire events in 2020. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account increased by $22 million primarily due to current year undercollections due to higher gas and power prices, partially offset by recovery of prior PABA and NSGBA undercollections.
●	Net undercollections of $59 million related to customer uncollectible expenses from COVID-19-related memorandum and balancing accounts.
●	Undercollection of $31 million in the CSRP memorandum account related to CSRP implementation costs.

2020

●	Net undercollections of BRRBA were $239 million at June 30, 2020, compared to net overcollections of $328 million at December 31, 2019. Net undercollections increased by $567 million primarily due to refunds of prior overcollections (including incremental tax benefits and overcollections of distribution revenue that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC decision) and current year undercollections primarily due to a delay in rate change in 2020 and lower than forecasted sales volume.
●	Undercollections of $311 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs.
●	Lower cash due to issuance of California climate credits of $314 million to customers. The second semi-annual payment normally made in the fourth quarter was brought forward into the second quarter of 2020 pursuant to an April 2020 CPUC decision, partially offset by $232 million of overcollections related to GHG auction revenue and low carbon fuel standard credit sales.
●	Net undercollections of FERC balancing accounts were $32 million at June 30, 2020, compared to net overcollections of $127 million at December 31, 2019. Net undercollections increased by $159 million primarily due to refunds of prior overcollections, lower than forecasted sales volumes and higher operation and maintenance costs mainly due to vegetation management and overhead line maintenance.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $178 million primarily due to recovery of prior ERRA undercollections, current year overcollection resulting from lower gas and energy prices, partially offset by lower sales than forecasted in rates in ERRA, refunds of prior overcollections from the New System Generation Balancing Account and refund of 2019 and 2018 overcollections of generation revenue over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC decision.

Cash flows (used in) provided by other noncurrent assets and liabilities were primarily related to wildfire claim payments of $(2.9) billion, partially offset by insurance recoveries of $708 million in the first six months of 2021. In the same period in 2020 there were wildfire related insurance recoveries of $73 million and no wildfire claims payments. Cash flow for other noncurrent assets and liabilities also includes payments of decommissioning costs ($128 million in 2021 and $98 million in 2020, respectively), and SCE's net (losses) earnings from nuclear decommissioning trust investments ($(15) million in 2021 and $49 million in 2020, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the six months ended June 30, 2021 and 2020. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Six months ended June 30,
(in millions)	2021	2020
Issuances of first and refunding mortgage bonds, including premium/discount and net of issuance costs	$3,952	$2,330
Long-term debt repaid or repurchased	(991)	(414)
Commercial paper financing, net	(551)	(550)
Short-term debt financing, net	751	475
Capital contributions from Edison International Parent	1,225	888
Payment of common stock dividends to Edison International	(650)	(738)
Payment of preferred and preference stock dividends	(53)	(60)
Other	6	—
Net cash provided by financing activities	$3,689	$1,931

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($2.6 billion and $2.5 billion for the six months ended June 30, 2021 and 2020, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $127 million and $62 million during the six months ended June 30, 2021 and 2020, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2021	2020
Net cash used in operating activities:
Net (losses) earnings from nuclear decommissioning trust investments	$(15)	$49
SCE’s decommissioning costs	(128)	(98)
Net cash provided by investing activities:
Proceeds from sale of investments	2,542	3,225
Purchases of investments	(2,415)	(3,163)
Net cash impact	$(16)	$13

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($128 million and $98 million in 2021 and 2020, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($112 million and $111 million in 2021 and 2020, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Six months ended June 30,
(in millions)	2021	2020
Net cash used in operating activities	$(91)	$(58)
Net cash provided by financing activities	93	292
Net cash used in investing activities	(1)	(8)
Net increase in cash and cash equivalents	$1	$226

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

●	$91 million and $58 million cash outflow from operating activities in 2021 and 2020, respectively, primarily due to payments relating to interest and operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Six months ended June 30,
(in millions)	2021	2020
Dividends paid to Edison International common shareholders	$(494)	$(454)
Dividends received from SCE	650	738
Capital contributions to SCE	(1,225)	(888)
Issuance of common stock	25	884
Issuance of preferred stock, net of issuance costs	1,235	—
Long-term debt issuance, net of discount and issuance costs	—	396
Long-term debt repayments	—	(400)
Commercial paper repayment, net	(105)	—
Other	7	16
Net cash provided by financing activities	$93	$292

Contingencies

SCE has contingencies related to wildfire and debris flow events, wildfire insurance, environmental remediation, nuclear insurance, spent nuclear fuel and the Upstream Lighting Program, which are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

MARKET RISK EXPOSURES

Edison International's and SCE's primary market risks are described in the 2020 Form 10-K. For further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."

Commodity Price Risk

SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $89 million and $108 million on SCE's consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2021, SCE's power and gas trading counterparty credit risk exposure was $85 million, which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating.

For more information related to credit risks, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the 2020 MD&A.

NEW ACCOUNTING GUIDANCE

New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, except per-share amounts, unaudited)	2021	2020	2021	2020
Total operating revenue	$3,315	$2,987	$6,275	$5,777
Purchased power and fuel	1,283	1,068	2,296	1,996
Operation and maintenance	754	762	1,598	1,643
Wildfire Insurance Fund expense	54	83	107	167
Depreciation and amortization	533	489	1,058	973
Property and other taxes	117	103	243	214
Other operating income, net of impairment	(11)	(18)	(11)	(18)
Total operating expenses	2,730	2,487	5,291	4,975
Operating income	585	500	984	802
Interest expense	(232)	(229)	(449)	(454)
Other income	76	81	148	133
Income before income taxes	429	352	683	481
Income tax expense (benefit)	68	4	32	(80)
Net income	361	348	651	561
Preferred and preference stock dividend requirements of SCE	26	30	53	60
Preferred stock dividend requirement of Edison International	17	—	21	—
Net income attributable to Edison International common shareholders	$318	$318	$577	$501
Basic earnings per share:
Weighted average shares of common stock outstanding	380	375	379	367
Basic earnings per common share attributable to Edison International common shareholders	$0.84	$0.85	$1.52	$1.37
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	380	376	380	368
Diluted earnings per common share attributable to Edison International common shareholders	$0.84	$0.85	$1.52	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2021	2020	2021	2020
Net income	$361	$348	$651	$561
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	2	2	4	4
Other comprehensive income, net of tax	2	2	4	4
Comprehensive income	363	350	655	565
Less: Comprehensive income attributable to noncontrolling interests	26	30	53	60
Comprehensive income attributable to Edison International	$337	$320	$602	$505

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	June 30,	December 31,
(in millions, unaudited)	2021	2020
ASSETS
Cash and cash equivalents	$84	$87
Receivables, less allowances of $270 and $188 for uncollectible accounts at respective dates	1,314	1,130
Accrued unbilled revenue	863	521
Insurance receivable	—	708
Income tax receivables	—	68
Inventory	406	405
Prepaid expenses	57	281
Regulatory assets	1,795	1,314
Wildfire Insurance Fund contributions	204	323
Other current assets	198	224
Total current assets	4,921	5,061
Nuclear decommissioning trusts	4,886	4,833
Marketable securities	21	—
Other investments	58	53
Total investments	4,965	4,886
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,878 and $10,681 at respective dates	48,800	47,653
Nonutility property, plant and equipment, less accumulated depreciation of $96 and $94 at respective dates	189	186
Total property, plant and equipment	48,989	47,839
Regulatory assets (includes $329 at June 30, 2021 related to Variable Interest Entities "VIEs")	7,810	7,120
Wildfire Insurance Fund contributions	2,462	2,443
Operating lease right-of-use assets	1,047	1,088
Long-term insurance receivables	75	75
Other long-term assets	893	860
Total long-term assets	12,287	11,586
Total assets	$71,162	$69,372

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	June 30,	December 31,
(in millions, except share amounts, unaudited)	2021	2020
LIABILITIES AND EQUITY
Short-term debt	$2,821	$2,398
Current portion of long-term debt	415	1,029
Accounts payable	1,797	1,980
Wildfire-related claims	141	2,231
Customer deposits	207	243
Regulatory liabilities	492	569
Current portion of operating lease liabilities	216	215
Other current liabilities	1,726	1,612
Total current liabilities	7,815	10,277
Long-term debt (includes $320 at June 30, 2021 related to VIEs)	22,891	19,632
Deferred income taxes and credits	5,614	5,368
Pensions and benefits	543	563
Asset retirement obligations	2,894	2,930
Regulatory liabilities	8,960	8,589
Operating lease liabilities	831	873
Wildfire-related claims	1,519	2,281
Other deferred credits and other long-term liabilities	2,782	2,910
Total deferred credits and other liabilities	23,143	23,514
Total liabilities	53,849	53,423
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares issued and outstanding at June 30, 2021)	1,235	—
Common stock, no par value (800,000,000 shares authorized; 379,695,134 and 378,907,147 shares issued and outstanding at respective dates)	6,013	5,962
Accumulated other comprehensive loss	(65)	(69)
Retained earnings	8,229	8,155
Total Edison International's shareholders' equity	15,412	14,048
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,313	15,949
Total liabilities and equity	$71,162	$69,372

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2021	2020
Cash flows from operating activities:
Net income	$651	$561
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,090	1,005
Allowance for equity during construction	(60)	(51)
Impairment and other	(11)	(18)
Deferred income taxes	30	(58)
Wildfire Insurance Fund amortization expense	107	167
Other	11	32
Nuclear decommissioning trusts	(127)	(62)
Changes in operating assets and liabilities:
Receivables	(293)	(108)
Inventory	(3)	(19)
Accounts payable	128	14
Tax receivables and payables	91	31
Other current assets and liabilities	(244)	(23)
Regulatory assets and liabilities, net	(574)	(927)
Wildfire-related insurance receivable	708	73
Wildfire-related claims	(2,852)	—
Other noncurrent assets and liabilities	(26)	8
Net cash (used in) provided by operating activities	(1,374)	625
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $(36) and $26 for the respective periods	3,953	2,726
Long-term debt repaid or repurchased	(991)	(814)
Short-term debt issued	2,106	1,275
Short-term debt repaid	(1,355)	(800)
Common stock issued	25	884
Preferred stock issued, net	1,235	—
Commercial paper repayment, net of borrowing	(656)	(550)
Dividends and distribution to noncontrolling interests	(53)	(60)
Dividends paid	(494)	(454)
Other	12	16
Net cash provided by financing activities	3,782	2,223
Cash flows from investing activities:
Capital expenditures	(2,593)	(2,514)
Proceeds from sale of nuclear decommissioning trust investments	2,542	3,225
Purchases of nuclear decommissioning trust investments	(2,415)	(3,163)
Other	54	60
Net cash used in investing activities	(2,412)	(2,392)
Net (decrease) increase in cash, cash equivalents and restricted cash	(4)	456
Cash, cash equivalents and restricted cash at beginning of period	89	70
Cash, cash equivalents and restricted cash at end of period	$85	$526

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2021	2020	2021	2020
Operating revenue	$3,306	$2,980	$6,259	$5,760
Purchased power and fuel	1,283	1,068	2,296	1,996
Operation and maintenance	735	741	1,562	1,600
Wildfire Insurance Fund expense	54	83	107	167
Depreciation and amortization	533	489	1,057	972
Property and other taxes	117	103	242	213
Other operating income, net of impairment	(11)	(52)	(11)	(52)
Total operating expenses	2,711	2,432	5,253	4,896
Operating income	595	548	1,006	864
Interest expense	(198)	(193)	(382)	(387)
Other income	64	82	136	134
Income before taxes	461	437	760	611
Income tax expense (benefit)	76	26	52	(49)
Net income	385	411	708	660
Less: Preferred and preference stock dividend requirements	26	30	53	60
Net income available for common stock	$359	$381	$655	$600

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2021	2020	2021	2020
Net income	$385	$411	$708	$660
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	1	3	3
Other comprehensive income, net of tax	1	1	3	3
Comprehensive income	$386	$412	$711	$663

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	June 30,	December 31,
(in millions, unaudited)	2021	2020
ASSETS
Cash and cash equivalents	$51	$55
Receivables, less allowances of $270 and $188 for uncollectible accounts at respective dates	1,305	1,126
Accrued unbilled revenue	863	521
Insurance receivable	—	440
Insurance receivable from affiliate	—	268
Income tax receivables	—	69
Inventory	406	405
Prepaid expenses	56	280
Regulatory assets	1,795	1,314
Wildfire Insurance Fund contributions	204	323
Other current assets	191	216
Total current assets	4,871	5,017
Nuclear decommissioning trusts	4,886	4,833
Other investments	50	37
Total investments	4,936	4,870
Utility property, plant and equipment, less accumulated depreciation and amortization of $10,878 and $10,681 at respective dates	48,800	47,653
Nonutility property, plant and equipment, less accumulated depreciation of $87 and $86 at respective dates	183	180
Total property, plant and equipment	48,983	47,833
Regulatory assets (includes $329 at June 30, 2021 related to VIEs)	7,810	7,120
Wildfire Insurance Fund contributions	2,462	2,443
Operating lease right-of-use assets	1,040	1,085
Long-term insurance receivables	75	75
Other long-term assets	861	843
Total long-term assets	12,248	11,566
Total assets	$71,038	$69,286

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	June 30,	December 31,
(in millions, except share amounts, unaudited)	2021	2020
LIABILITIES AND EQUITY
Short-term debt	$2,796	$2,268
Current portion of long-term debt	415	1,029
Accounts payable	1,799	1,983
Wildfire-related claims	141	2,231
Customer deposits	207	243
Regulatory liabilities	492	569
Current portion of operating lease liabilities	216	214
Other current liabilities	1,288	1,294
Total current liabilities	7,354	9,831
Long-term debt (includes $320 at June 30, 2021 related to VIEs)	19,756	16,499
Deferred income taxes and credits	7,052	6,783
Pensions and benefits	131	144
Asset retirement obligations	2,894	2,930
Regulatory liabilities	8,960	8,589
Operating lease liabilities	824	871
Wildfire-related claims	1,519	2,281
Other deferred credits and other long-term liabilities	2,661	2,708
Total deferred credits and other liabilities	24,041	24,306
Total liabilities	51,151	50,636
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	6,616	5,387
Accumulated other comprehensive loss	(38)	(41)
Retained earnings	9,196	9,191
Total equity	19,887	18,650
Total liabilities and equity	$71,038	$69,286

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2021	2020
Cash flows from operating activities:
Net income	$708	$660
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,086	1,001
Allowance for equity during construction	(60)	(51)
Impairment and other income	(11)	(52)
Deferred income taxes	51	(22)
Wildfire Insurance Fund amortization expense	107	167
Other	16	24
Nuclear decommissioning trusts	(127)	(62)
Changes in operating assets and liabilities:
Receivables	(288)	(114)
Inventory	(3)	(19)
Accounts payable	127	(12)
Tax receivables and payables	91	47
Other current assets and liabilities	(236)	(22)
Regulatory assets and liabilities, net	(574)	(927)
Wildfire-related insurance receivable	708	73
Wildfire-related claims	(2,852)	—
Other noncurrent assets and liabilities	(26)	(8)
Net cash (used in) provided by operating activities	(1,283)	683
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $(36) and $30 for the respective periods	3,952	2,330
Long-term debt repaid	(991)	(414)
Short-term debt borrowed	2,106	475
Short-term debt repaid	(1,355)	—
Capital contributions from Edison International Parent	1,225	888
Commercial paper repayment, net of borrowing	(551)	(550)
Dividends paid	(703)	(798)
Other	6	—
Net cash provided by financing activities	3,689	1,931
Cash flows from investing activities:
Capital expenditures	(2,591)	(2,512)
Proceeds from sale of nuclear decommissioning trust investments	2,542	3,225
Purchases of nuclear decommissioning trust investments	(2,415)	(3,163)
Other	53	66
Net cash used in investing activities	(2,411)	(2,384)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5)	230
Cash, cash equivalents and restricted cash at beginning of period	56	24
Cash, cash equivalents and restricted cash at end of period	$51	$254

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

Edison International is the parent holding company of Southern California Edison Company ("SCE") and Edison Energy Group, Inc. ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of Southern California. Edison Energy Group is an indirect wholly-owned subsidiary of Edison International and a holding company for Edison Energy, LLC ("Edison Energy") which is engaged in the competitive business of providing data driven energy solutions to commercial, institutional and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE, its wholly owned and controlled subsidiaries and a variable interest entity of which SCE is the primary beneficiary, SCE Recovery Funding LLC. All intercompany transactions have been eliminated from the consolidated financial statements.

Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2020 Form 10-K.

In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the six-month periods ended June 30, 2021 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been conformed to the current period's presentation.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	June 30,	December 31,	June 30,	December 31,
(in millions)	2021	2020	2021	2020
Money market funds	$47	$62	$20	$38

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	June 30,	December 31,	June 30,	December 31,
(in millions)	2021	2020	2021	2020
Book balances reclassified to accounts payable	$61	$69	$61	$69

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	June 30,	December 31,
(in millions)	2021	2020
Edison International:
Cash and cash equivalents	$84	$87
Short-term restricted cash[1]	1	2
Total cash, cash equivalents, and restricted cash	$85	$89
SCE:
Cash and cash equivalents	$51	$55
Short-term restricted cash[1]	—	1
Total cash, cash equivalents, and restricted cash	$51	$56
1	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectability and current economic trends, including unemployment rates and any likelihood of recession for the region. At June 30, 2021, this included the estimated impacts of the COVID-19 pandemic.

The following tables set forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended			Three months ended
	June 30, 2021			June 30, 2020
(in millions)	Customers	All others	Total	Customers	All others	Total
Beginning balance	$210	$16	$226	$47	$13	$60
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses	12	3	15	12	5	17
Deferred to regulatory assets	32	—	32	21	—	21
Less: write-offs, net of recoveries	—	3	3	5	3	8
Ending balance	$254	$16	$270	$75	$15	$90

	Six months ended			Six months ended
	June 30, 2021			June 30, 2020
(in millions)	Customers	All others	Total	Customers	All others	Total
Beginning balance	$175	$13	$188	$35	$14	$49
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses	18	7	25	28	7	35
Deferred to regulatory assets	66	—	66	21	—	21
Less: write-offs, net of recoveries	5	4	9	9	6	15
Ending balance	$254	$16	$270	$75	$15	$90

Revenue Recognition

Regulatory Proceedings

2021 General Rate Case

In July 2021, the CPUC issued a proposed decision on track 1 of the 2021 GRC, which if adopted, would result in a base rate revenue requirement of $6.9 billion in 2021, an increase of $342 million over revenue requirement authorized for 2020.

If adopted, the proposed decision would lead to an impairment of utility property, plant and equipment of up to $78 million ($56 million after-tax) related to disallowed historical capital expenditures.

The CPUC has approved the establishment of a memorandum account making the authorized revenue requirement changes effective January 1, 2021. SCE cannot predict the revenue requirement the CPUC will ultimately authorize. SCE is recognizing revenue based on the 2020 authorized revenue requirement until a GRC decision is issued.

Employee Stock Purchase Plan

In April 2021, the Edison International Employee Stock Purchase Plan ("ESPP") was approved by the shareholders and was effective beginning July 1, 2021. The maximum aggregate numbers of shares of Edison International's common stock that may be issued under the ESPP is 3,000,000 shares. The ESPP is administered by the SCE Benefits Committee and allows eligible employees to purchase shares of common stock. Eligible employees may authorize payroll deductions of between 1% and 10% of their compensation, up to a maximum of $25,000, to purchase shares of common stock at 97% of the market price of the common stock on the date of purchase, which is the last day of each six months offering period. The ESPP is considered non-compensatory and stock issuances under the ESPP will be recorded directly in equity.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2021	2020	2021	2020
Basic earnings per share:
Net income attributable to common shareholders	$318	$318	$577	$501
Participating securities dividends	—	—	—	—
Net income available to common shareholders	$318	$318	$577	$501
Weighted average common shares outstanding	380	375	379	367
Basic earnings per share	$0.84	$0.85	$1.52	$1.37
Diluted earnings per share:
Net income attributable to common shareholders	$318	$318	$577	$501
Participating securities dividends	—	—	—	—
Net income available to common shareholders	$318	$318	$577	$501
Income impact of assumed conversions	—	—	—	—
Net income available to common shareholders and assumed conversions	$318	$318	$577	$501
Weighted average common shares outstanding	380	375	379	367
Incremental shares from assumed conversions	—	1	1	1
Adjusted weighted average shares – diluted	380	376	380	368
Diluted earnings per share	$0.84	$0.85	$1.52	$1.36

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 11,327,374 and 9,187,178 shares of common stock for the three months ended June 30, 2021 and 2020, respectively, and 11,369,725 and 8,587,661 shares of common stock for the six months ended June 30, 2021 and 2020, respectively were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

New Accounting Guidance

Accounting Guidance Adopted

In August 2020, the FASB issued an accounting standards update to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update affect entities that issue convertible instruments indexed to or potentially settled in an entity's own equity. This guidance also simplifies an entity's application of the derivatives scope exception for contracts in its own equity and amends certain aspects of the EPS guidance. Edison International and SCE have adopted this standard on January 1, 2021 using modified retrospective adoption approach. The adoption of this standard did not have a material impact on Edison International's and SCE's financial position or results of operations.

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the three and six months ended June 30, 2021:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2020	$—	$5,962	$(69)	$8,155	$14,048	$1,901	$15,949
Net income	—	—	—	263	263	27	290
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	21	—	—	21	—	21
Preferred stock issued, net of issuance cost	1,237	—	—	—	1,237	—	1,237
Common stock dividends declared ($0.6625 per share)	—	—	—	(251)	(251)	—	(251)
Preferred stock dividend accrued ($3.434 per share)	—	—	—	(4)	(4)	—	(4)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation	—	6	—	—	6	—	6
Balance at March 31, 2021	$1,237	$5,989	$(67)	$8,163	$15,322	$1,901	$17,223
Net income	—	—	—	335	335	26	361
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	14	—	—	14	—	14
Preferred stock issuance cost	(2)	—	—	—	(2)	—	(2)
Common stock dividends declared ($0.6625 per share)	—	—	—	(252)	(252)	—	(252)
Preferred stock dividend accrued ($13.2882 per share)	—	—	—	(17)	(17)	—	(17)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	10	—	—	10	—	10
Balance at June 30, 2021	$1,235	$6,013	$(65)	$8,229	$15,412	$1,901	$17,313

The following table provides Edison International's changes in equity for the three and six months ended June 30, 2020:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated			Preferred
			Other			and
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2019	$—	$4,990	$(69)	$8,382	$13,303	$2,193	$15,496
Net income	—	—	—	183	183	30	213
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	88	—	—	88	—	88
Common stock dividends declared ($0.6375 per share)	—	—	—	(232)	(232)	—	(232)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(30)	(30)
Noncash stock-based compensation	—	7	—	—	7	—	7
Balance at March 31, 2020	$—	$5,085	$(67)	$8,333	$13,351	$2,193	$15,544
Net income	—	—	—	318	318	30	348
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	815	—	—	815	—	815
Common stock dividends declared ($0.6375 per share)	—	—	—	(241)	(241)	—	(241)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(30)	(30)
Noncash stock-based compensation	—	8	—	—	8	—	8
Balance at June 30, 2020	$—	$5,908	$(65)	$8,410	$14,253	$2,193	$16,446

The following table provides SCE's changes in equity for the three and six months ended June 30, 2021:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	900	—	—	900
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends on preference stock ($15.625 - $35.936 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(4)	—	—	(4)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	$1,945	$2,168	$6,286	$(39)	$9,162	$19,522
Net income	—	—	—	—	385	385
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	325	—	—	325
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock ($15.625 - $35.936 per share)	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	—	5	—	—	5
Balance at June 30, 2021	$1,945	$2,168	$6,616	$(38)	$9,196	$19,887

The following table provides SCE's changes in equity for the three and six months ended June 30, 2020:

	Preferred			Accumulated
	and		Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827
Net income	—	—	—	—	249	249
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	269	—	—	269
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock (15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(5)	—	—	(5)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2020	$2,245	$2,168	$4,207	$(37)	$9,463	$18,046
Net income	—	—	—	—	411	411
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	619	—	—	619
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2020	$2,245	$2,168	$4,829	$(36)	$9,575	$18,781

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

Variable Interest in VIEs that are Consolidated

SCE Recovery Funding LLC is a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE. SCE Recovery Funding LLC is a VIE and SCE is the primary beneficiary. SCE Recovery Funding LLC was formed in 2021 for the purpose of issuing and servicing securitized bonds related to SCE's AB 1054 Excluded Capital Expenditures.

During the first quarter of 2021, SCE Recovery Funding LLC issued $338 million of securitized bonds in three tranches and used the proceeds to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service territory, associated with the AB 1054 Excluded Capital

Expenditures ("Recovery Property"), until the bonds are paid in full and all financing costs have been recovered. The securitized bond is secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. For further details, see Note 5.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

(in millions)	June 30, 2021
Regulatory assets	$2
Other current assets	6
Regulatory assets: Non-current	329
Current portion of long-term debt	(14)
Other current liabilities	(3)
Long-term debt[1]	(320)
1	The bondholders have no recourse to SCE.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheets that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2020 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,889 megawatts ("MW") and 6,583 MW at June 30, 2021 and 2020, respectively, and the amounts that SCE paid to these projects were $153 million and $150 million for the three months ended June 30, 2021 and 2020, respectively, and $312 million and $301 million for the six months ended June 30, 2021 and 2020, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of June 30, 2021 and December 31, 2020 consisted of investments of $220 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

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

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2021 and December 31, 2020, nonperformance risk was not material for Edison International and SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2021
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$55	$77	$(43)	$89
Money market funds and other	20	23	—	—	43
Nuclear decommissioning trusts:
Stocks[2]	1,905	—	—	—	1,905
Fixed Income[3]	891	1,745	—	—	2,636
Short-term investments, primarily cash equivalents	253	166	—	—	419
Subtotal of nuclear decommissioning trusts[4]	3,049	1,911	—	—	4,960
Total assets	3,069	1,989	77	(43)	5,092
Liabilities at fair value
Derivative contracts	—	7	10	(17)	—
Total liabilities	—	7	10	(17)	—
Net assets	$3,069	$1,982	$67	$(26)	$5,092

	December 31, 2020
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$120	$(18)	$108
Money market funds and other	39	23	—	—	62
Nuclear decommissioning trusts:
Stocks[2]	1,908	—	—	—	1,908
Fixed Income[3]	519	2,113	—	—	2,632
Short-term investments, primarily cash equivalents	447	52	—	—	499
Subtotal of nuclear decommissioning trusts[4]	2,874	2,165	—	—	5,039
Total assets	2,913	2,194	120	(18)	5,209
Liabilities at fair value
Derivative contracts	—	10	12	(22)	—
Total liabilities	—	10	12	(22)	—
Net assets	$2,913	$2,184	$108	$4	$5,209
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 73% and 71% of SCE's equity investments were in companies located in the United States at June 30, 2021 and December 31, 2020, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $32 million and $29 million at June 30, 2021 and December 31, 2020, respectively.
4	Excludes net payables of $74 million and $206 million at June 30, 2021 and December 31, 2020, respectively, which consist of payables and receivables related to SCE's pending securities purchases and sales as well as interest and dividend receivables.

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of $21 million in an equity investment as of June 30, 2021 and money market funds of $27 million and $24 million at June 30, 2021 and December 31, 2020, respectively, and classified as Level 2 consisted of short-term investments of $4 million and $5 million at June 30, 2021 and December 30, 2020, respectively.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Fair value of net assets at beginning of period	$91	$52	$108	$78
Purchases	—	—	—	8
Sales	(1)	(3)	(1)	(4)
Settlements	(2)	(6)	(16)	(26)
Total realized/unrealized losses [1,2]	(21)	(9)	(24)	(22)
Fair value of net assets at end of period	$67	$34	$67	$34
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2	There were no material transfers into or out of Level 3 during 2021 and 2020.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
June 30, 2021	$77	$10	Auction prices	CAISO CRR auction prices	$(1.39) - $44.46	$2.31
December 31, 2020	120	12	Auction prices	CAISO CRR auction prices	(9.67) - 300.47	2.75

Level 3 Fair Value Uncertainty

For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value, respectively, as of June 30, 2021.

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

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	June 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$23,306	$25,527	$20,337	$23,824
SCE	20,171	22,156	17,204	20,365
1	Carrying value is net of debt issuance costs.
2	The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

In the first quarter of 2021, SCE issued $150 million of 2.25% first and refunding mortgage bonds due in 2030 and $750 million of 2.95% first and refunding mortgage bonds due in 2051. The proceeds were primarily used to repay SCE's commercial paper borrowings and for general corporate purposes.

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

In June 2021, SCE issued $450 million of 2.50% first and refunding mortgage bonds due in 2031 and $450 million of 3.65% first and refunding mortgage bonds due in 2051. The proceeds were used to finance or refinance eligible sustainable projects.

Senior Secured Recovery Bonds

During the first quarter of 2021, SCE Recovery Funding LLC issued $338 million of Senior Secured Recovery Bonds, Series 2021-A, in three tranches ("Recovery Bonds") and used the proceeds to acquire SCE's right, title and interest in and to non-bypassable rates and other charges associated with the AB 1054 Excluded Capital Expenditures to be collected from certain existing and future customers in SCE's service territory ("Recovery Property"). The three tranches of Recovery Bonds consisted of: $138 million, 0.86% with final maturity in 2033; $100 million, 1.94% with final maturity in 2040; and $100 million, 2.51% with final maturity in 2045. The Recovery Bonds are payable only from and secured by the Recovery Property. SCE Recovery Funding LLC is consolidated by SCE for financial reporting purposes, however, the Recovery Bonds do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. SCE used the proceeds it received from the sale of Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including the retirement of related debt and financing costs. For further details, see Note 3.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at June 30, 2021:

(in millions, except for rates)
Execution	Termination	SOFR			Outstanding	Outstanding	Amount
date	date	plus (bps)	Use of proceeds	Commitment	borrowings	letters of credit	available
Edison International Parent
June 2019	May 2025	128	Support commercial paper borrowings and general corporate purposes[1,2]	$1,500	$25	$—	$1,475
Total Edison International Parent:				$1,500	$25	$—	$1,475
SCE
June 2019	May 2025	108	Support commercial paper borrowings and general corporate purposes[2,3]	$3,350	$175	$120	$3,055
Total SCE:				$3,350	$175	$120	$3,055
Total Edison International:				$4,850	$200	$120	$4,530
1	At June 30, 2021 Edison International Parent had $25 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.32%.
2	In April 2021, SCE and Edison International Parent amended their respective revolving credit facilities to extend each of the termination dates to May 2025 and implement the transition from LIBOR to SOFR. Additionally, SCE and the lenders agreed to increase the commitment amount by $350 million, bringing the total to $3.4 billion. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.
3	At June 30, 2021 SCE had $175 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.23%.

Term loan and other short-term debt

In May 2021, SCE borrowed $1.2 billion under a term loan agreement due in May 2022 with a variable interest rate based on SOFR plus 0.60%. SCE used the proceeds to repay all outstanding indebtedness under SCE's 364-day revolving credit agreement and term loan credit agreement, both entered into during March 2020, for $800 million and $148 million, respectively, and to finance certain capital projects related to wildfire mitigation that meet the green loan principles set forth by international loan market organizations including the Loan Syndications and Trading Association.

In June 2021, SCE issued $475 million of SOFR plus 0.35% first and refunding mortgage bonds due in 2022. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features were less than $1 million as of June 30, 2021 and December 31, 2020, for which SCE posted no collateral to its counterparties for its derivative liabilities and related outstanding payables for both periods. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2021, SCE would be required to post $4 million of collateral, all of which is related to outstanding payables.

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

	June 30, 2021
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$115	$16	$131	$12	$4	$16	$115
Gross amounts offset in the consolidated balance sheets	(12)	(4)	(16)	(12)	(4)	(16)	—
Cash collateral posted[3]	(26)	—	(26)	—	—	—	(26)
Net amounts presented in the consolidated balance sheets	$77	$12	$89	$—	$—	$—	$89

	December 31, 2020
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$103	$23	$126	$16	$6	$22	$104
Gross amounts offset in the consolidated balance sheets	(12)	(6)	(18)	(12)	(6)	(18)	—
Cash collateral posted[3]	—	—	—	(4)	—	(4)	4
Net amounts presented in the consolidated balance sheets	$91	$17	$108	$—	$—	$—	$108
1	Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3	At June 30, 2021, SCE received cash collateral of $30 million, of which $26 million was offset against net derivative assets and $4 million was reflected in "Other current liabilities" on the consolidated balance sheets. At December 31, 2020, SCE posted $17 million of cash, of which $4 million was offset against derivative liabilities and $13 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Realized gains (losses)	$15	$(16)	$127	$(60)
Unrealized gains (losses)	16	(31)	10	(114)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	June 30, 2021	December 31, 2020
Electricity options, swaps and forwards	GWh	647	1,581
Natural gas options, swaps and forwards	Bcf	53	34
Congestion revenue rights	GWh	29,285	41,151

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended June 30, 2021			Three months ended June 30, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$1,703	$1,423	$3,126	$1,658	$1,220	$2,878
Alternative revenue programs and other operating revenue[3]	127	53	180	117	(15)	102
Total operating revenue	$1,830	$1,476	$3,306	$1,775	$1,205	$2,980

	Six months ended June 30, 2021			Six months ended June 30, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$3,407	$2,618	$6,025	$3,282	$1,938	$5,220
Alternative revenue programs and other operating revenue[3]	190	44	234	234	306	540
Total operating revenue	$3,597	$2,662	$6,259	$3,516	$2,244	$5,760
1	SCE recorded CPUC revenue based on the 2020 authorized revenue requirements pending the receipt of a 2021 GRC Final Decision. For further information, see Note 1.
2	At June 30, 2021 and December 31, 2020, SCE's receivables related to contracts from customers were $2.1 billion and $1.5 billion, respectively, which include accrued unbilled revenue of $863 million and $521 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Subsequent Event

In July 2021, Morongo Transmission LLC ("Morongo") paid SCE $400 million for the use of a portion of the West of Devers transmission line transfer capability. Under the terms of the agreement with Morongo, SCE will provide Morongo with the use of a portion of the West of Devers transmission line transfer capability for a period of 30 years. After the 30-year contract term, the transfer capability will revert to SCE. SCE will amortize deferred revenues from the use of the transfer capability over the 30-year term.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Edison International:
Income from operations before income taxes	$429	$352	$683	$481
Provision for income tax at federal statutory rate of 21%	90	74	143	101
Increase (decrease) in income tax from:
State tax, net of federal benefit	18	6	11	(7)
Property-related	(43)	(69)	(126)	(147)
Change related to uncertain tax position[1]	—	—	—	(15)
Other	3	(7)	4	(12)
Total income tax expense (benefit)	$68	$4	$32	$(80)
Effective tax rate	15.9%	1.1%	4.7%	(16.6)%
SCE:
Income from operations before income taxes	$461	$437	$760	$611
Provision for income tax at federal statutory rate of 21%	97	92	160	129
Increase (decrease) in income tax from:
State tax, net of federal benefit	19	11	15	(1)
Property-related	(43)	(69)	(126)	(147)
Change related to uncertain tax positions[1]	—	(1)	—	(18)
Other	3	(7)	3	(12)
Total income tax expense (benefit)	$76	$26	$52	$(49)
Effective tax rate	16.5%	5.9%	6.8%	(8.0)%
1	Primarily relates to the re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.

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

Tax Disputes

Tax years that remain open for examination by the IRS and the California Franchise Tax Board ("FTB") are 2016 – 2019 and 2013 – 2019, respectively.

Tax years 2007 – 2012 are currently subject to a settlement proceeding with the FTB which is expected to be finalized within the next twelve months. Edison International anticipates incremental cash and earnings benefits resulting from the settlement. Once final, Edison International will update its assessment of uncertain tax positions for all years to reflect the settlement.

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Edison International:
Service cost	$34	$31	$68	$62
Non-service cost (benefit)
Interest cost	26	30	52	61
Expected return on plan assets	(56)	(54)	(112)	(108)
Amortization of prior service cost	—	1	—	1
Amortization of net loss[1]	3	3	6	6
Regulatory adjustment	4	2	8	4
Total non-service benefit[2]	$(23)	$(18)	$(46)	$(36)
Total expense recognized	$11	$13	$22	$26
SCE:
Service cost	$33	$30	$66	$60
Non-service cost (benefit)
Interest cost	24	28	48	56
Expected return on plan assets	(53)	(51)	(106)	(102)
Amortization of prior service cost	—	1	—	1
Amortization of net loss[1]	2	2	4	4
Regulatory adjustment	4	2	8	4
Total non-service benefit[2]	$(23)	$(18)	$(46)	$(37)
Total expense recognized	$10	$12	$20	$23
1	Represents the amount of net loss reclassified from other comprehensive loss.
2	Included in "Other income" on Edison International's and SCE's consolidated statement of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Service cost	$10	$9	$20	$18
Non-service cost (benefit)
Interest cost	14	17	28	34
Expected return on plan assets	(27)	(30)	(54)	(60)
Amortization of net gain	(8)	(4)	(16)	(8)
Regulatory adjustment	11	8	22	16
Total non-service benefit[1]	$(10)	$(9)	$(20)	$(18)
Total expense	$—	$—	$—	$—
1	Included in "Other income" on Edison International's and SCE's consolidated statement of income.

Note 10.Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Cost		Fair Value
	Longest	June 30,	December 31,	June 30,	December 31,
(in millions)	Maturity Dates	2021	2020	2021	2020
Stocks	—	N/A	N/A	$1,905	$1,908
Municipal bonds	2054	$896	$1,013	1,070	1,218
U.S. government and agency securities	2067	942	740	1,048	864
Corporate bonds	2070	442	460	518	550
Short-term investments and receivables/payables[1]	One-year	331	281	345	293
Total		$2,611	$2,494	$4,886	$4,833
1	Short-term investments include $52 million and $138 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by July 1, 2021 and January 4, 2021 as of June 30, 2021 and December 31, 2020, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $2.0 billion and $2.1 billion at June 30, 2021 and December 31, 2020, respectively.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $491 million and $515 million at June 30, 2021 and December 31, 2020, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.4 billion and $4.3 billion at June 30, 2021 and December 31, 2020, respectively.

The following table summarizes the gains and losses for the trust investments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Gross realized gains	$140	$75	$251	$114
Gross realized losses	(4)	(1)	(16)	(3)
Net unrealized gains (losses) for equity securities	16	271	34	(105)

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Edison International's Investments

Edison International holds strategic investments in companies focused on developing electric technologies and services. In June 2021, one of the investments, Proterra, became publicly traded on the NASDAQ under ticker symbol PTRA. The transaction led to a recognition of an unrealized pre-tax gain of $12 million ($9 million after-tax) during the three-months ended June 30, 2021, which is reflected as "Other income" on the consolidated statements of income. As of June 30, 2021, the Proterra investment is measured at fair value of $21 million. For further information, see Note 4.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	June 30,	December 31,
(in millions)	2021	2020
Current:
Regulatory balancing and memorandum accounts	$1,606	$1,127
Power contracts	166	165
Other	23	22
Total current	1,795	1,314
Long-term:
Deferred income taxes, net of liabilities	4,570	4,475
Pension and other postretirement benefits	4	12
Power contracts	195	239
Unamortized investments, net of accumulated amortization	110	114
Unamortized loss on reacquired debt	127	133
Regulatory balancing and memorandum accounts	2,096	1,794
Environmental remediation	247	247
Recovery assets[1]	329	—
Other	132	106
Total long-term	7,810	7,120
Total regulatory assets	$9,605	$8,434
1	Represents the balance associated with the AB 1054 Excluded Capital Expenditures related Recovery Properties and prudently incurred financing costs securitized in 2021 with issuance of the associated bond. The recovery period is until 2043, when the bonds and interest are paid in full. For further details, see Note 3.

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	June 30,	December 31,
(in millions)	2021	2020
Current:
Regulatory balancing and memorandum accounts	$378	$471
Energy derivatives	103	87
Other	11	11
Total current	492	569
Long-term:
Cost of removal	2,735	2,595
Re-measurement of deferred taxes	2,229	2,283
Recoveries in excess of ARO liabilities[1]	2,002	1,930
Regulatory balancing and memorandum accounts	1,274	1,062
Other postretirement benefits	676	671
Other	44	48
Total long-term	8,960	8,589
Total regulatory liabilities	$9,452	$9,158
1	Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 10 for further discussion.

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	June 30,	December 31,
(in millions)	2021	2020
Asset (liability)
Energy resource recovery account	$(95)	$(89)
Portfolio allocation balancing account	543	497
New system generation balancing account	(28)	(10)
Public purpose programs and energy efficiency programs	(1,137)	(1,130)
Base revenue requirement balancing account	665	622
Greenhouse gas auction revenue and low carbon fuel standard revenue	(109)	(125)
FERC balancing accounts	32	12
Wildfire and drought restoration accounts[1]	396	361
Wildfire-related memorandum accounts[2]	1,404	1,104
COVID-19-related memorandum accounts	78	176
Customer service re-platform memorandum account[3]	61	30
Residential uncollectibles balancing account[4]	157	—
Other	83	(60)
Asset	$2,050	$1,388
1	The wildfire and drought restoration accounts regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account ("CEMA"). In July 2021, the CPUC issued a proposed decision which, if adopted, would deny without prejudice SCE's application to recover all restoration costs related to six 2017 wildfires. This could lead to $8 million of currently deferred regulatory assets being expensed.
2	The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. During 2019, the CPUC approved a Wildfire Mitigation Plan memorandum account to track costs incurred to implement SCE's Wildfire Mitigation Plan that are not currently reflected in SCE's revenue requirements, a Grid Safety and Resiliency Program Memorandum Account ("GSRPMA") to track the costs of SCE's GS&RP that are incremental to costs approved for recovery in SCE's 2018 GRC and a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's 2018 GRC that are not tracked in any other wildfire-related memorandum account.
3	CSRP memorandum account was established in the 2018 GRC to track costs for implementation of a new customer service system not currently reflected in SCE's revenue requirements.
4	In November 2020, the CPUC approved the establishment of the residential uncollectibles balancing account ("RUBA"), to track the difference (positive or negative) between the recorded uncollectibles expense for all customer groups and the total authorized uncollectibles revenue collected from all customers subject to a cap equal to the actual recorded uncollectibles expense for residential customers.

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

In addition to the investments SCE is making as part of its WMP, SCE also uses its Public Safety Power Shutoffs ("PSPS") program to proactively de-energize power lines to mitigate the risk of catastrophic wildfires during extreme weather events. SCE initiated PSPS 12 times in 2020 as part of its wildfire mitigation efforts, impacting an aggregate of approximately 140,000 unique customers. In January 2021, the President of the CPUC sent SCE a letter expressing her concern regarding SCE's execution of PSPS in 2020 and notifying SCE that it must implement a PSPS action plan to reduce the impacts of PSPS on the customers and communities it serves. On a risk-informed basis, SCE is making efforts to reduce the frequency and impacts of PSPS in 2021 as compared to 2020, assuming that weather patterns in 2021 are similar to those experienced in 2020. SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive or unreasonable reliance on PSPS. In June 2021, the CPUC issued a final decision which, among other things, will reduce future authorized revenue for the volumetric reductions in electricity sales resulting from PSPS events initiated after June 2021 until the CPUC determines that improvements in the PSPS program have been made.

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

2019/2020 Wildfires

Several wildfires significantly impacted portions of SCE's service territory in 2019 and 2020 (the wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "2019/2020 Wildfires"). Edison International and SCE expect that any losses incurred in connection with the 2019/2020 Wildfires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material. As of June 30, 2021, Edison International and SCE had estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $118 million, and expected recoveries from insurance of $75 million, reflected on their consolidated balance sheets related to the 2019/2020 Wildfires.

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

As of June 30, 2021, Edison International and SCE had paid $4.7 billion in settlements, had $141 million to be paid under executed settlements and had $1.4 billion of estimated losses for remaining alleged and potential claims reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $94 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of any potential fines or penalties that could be levied against SCE in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE are currently unable to reasonably estimate the magnitude of any such fines or penalties, or the associated timing if they were to be imposed. Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge, whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, uncertainties related to the litigation processes, the uncertainty in estimating damages that may be alleged, and the uncertainty as to how these factors impact future settlements.

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

As of July 22, 2021, SCE was aware of at least currently pending 278 lawsuits, representing approximately 3,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One hundred forty-eight of the 278 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. An initial trial for a limited number of plaintiffs, sometimes referred to as a bellwether trial, on certain fire only matters is currently scheduled for October 18, 2021. The bellwether trial date may be further delayed to provide SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation the opportunity to pursue settlements of claims under a program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have, and others may, opt to pursue trial outside of the settlement program.

Seventy of the 278 pending lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Forty-Four of the 70 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. A bellwether jury trial previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption being caused by the COVID-19 pandemic.

As of July 22, 2021, SCE was aware of at least 334 currently pending lawsuits, representing approximately 6,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. One hundred forty of the 334 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. A bellwether jury trial is currently scheduled for October 26, 2021. The bellwether trial date may be further delayed to provide SCE and certain of the individual plaintiffs in the Woolsey Fire litigation the opportunity to pursue settlements of claims under a program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

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

In November 2018, a purported class action lawsuit alleging securities fraud and related claims was filed in federal court against Edison International, SCE and certain current and former officers of Edison International and SCE. The plaintiff alleges that Edison International and SCE made false and/or misleading statements in filings with the Securities and Exchange Commission by failing to disclose that SCE had allegedly failed to maintain its electric transmission and distribution networks in compliance with safety regulations, and that those alleged safety violations led to fires that occurred in 2017 and 2018, including the Thomas Fire and the Woolsey Fire. In April 2021, the court granted a motion to dismiss the lawsuit. The plaintiff has appealed the dismissal to the United States Court of Appeals for the Ninth Circuit.

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

As of June 30, 2021, SCE has also entered into settlements with approximately 3,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million to those individual plaintiffs. Between December 31, 2020 and June 30, 2021, SCE also entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $750 million to those individual plaintiffs.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At June 30, 2021 and December 31, 2020, Edison International's and SCE's consolidated balance sheets include fixed payments to be made under executed settlement agreements and accrued estimated losses of $1.5 billion and $4.4 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2020:

(in millions)
Balance at December 31, 2020[1]	$4,383
Amounts paid	(2,852)
Balance at June 30, 2021[2]	$1,531
1	At December 31, 2020, $2,231 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes an estimate for claims brought by insurance subrogation plaintiffs in the Woolsey Fire litigation, which were settled on January 22, 2021 for $2,212 million, and $19 million of other settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2020, the $2,281 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events after giving effect to the Woolsey Subrogation Settlement of $2,152 million and other wildfire-related claims estimates of $129 million.
2	At June 30, 2021, $141 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At June 30, 2021, the $1,519 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $1,390 million and other wildfire-related claims estimates of $129 million.

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

(in millions)
Balance at December 31, 2020	$708
Insurance recoveries	(708)
Balance at June 30, 2021	$—

In total, through June 30, 2021, SCE has accrued estimated losses of $6.2 billion, has paid or agreed to pay approximately $4.8 billion in settlements and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

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

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $60 million of capital expenditures and capital related expenses incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of six 2017 fires, primarily the Thomas and Koenigstein Fires. In July 2021, the CPUC issued a proposed decision which, if adopted, would deny without prejudice SCE's application to recover a revenue requirement for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. While the proposed decision, if adopted, would allow SCE to submit additional applications with the CPUC to recover those costs, SCE must segregate the restoration costs attributable to each of the six fires in any future applications for recovery. The proposed decision also directs that SCE must prove it was prudent in relation to the Thomas and Rye fires in any future application for recovery of those costs and must file any such application within 18 months of a final decision. SCE challenged some aspects of the proposed decision, including the application of the prudency standard with regards to fires in a CEMA proceeding and the 18-month deadline to file an application if the prudency standard is applied. As of June 30, 2021, SCE has $189 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. SCE continues to incur costs for reconstructing its system and restoring service to structures that were damaged or destroyed by the Thomas, Koenigstein and Woolsey Fires and plans to file additional applications with the CPUC to recover such costs. See "Recovery of Wildfire-Related Costs" below.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $233 million within the FERC balancing account. This was the FERC portion of the estimated losses accrued. As of June 30, 2021, collections have reduced the regulatory assets remaining in the FERC balancing account to $94 million.

Current Wildfire Insurance Coverage

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2021 through June 30, 2022, subject to $50 million of self-insured retention and up to approximately $75 million of co-insurance, which results in net coverage of approximately $875 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits. SCE believes that its insurance coverage for the July 1, 2021 through June 30, 2022 period meets its obligation to maintain reasonable insurance coverage under AB 1054.

Based on policies currently in effect, SCE's 2021 wildfire insurance expense is expected to be approximately $425 million prior to any regulatory deferrals.

In July 2021, the CPUC issued a proposed decision in track 1 of the 2021 GRC proceeding which, if adopted, would authorize $460 million for wildfire insurance expense for 2021 and a one-way balancing account to require any overcollection to be returned to customers. Under the proposed decision, SCE would continue to track incremental wildfire insurance expenses above authorized amounts in its WEMA and recovery of incremental amounts would be subject to reasonableness review.

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

SCE made an initial contribution of approximately $2.4 billion to the Wildfire Insurance Fund in September 2019 and committed to make ten annual contributions of approximately $95 million per year to the fund, by no later than January 1 of each year. Through June 30, 2021, SCE has contributed approximately $2.6 billion to the Wildfire Insurance Fund. During 2020 SCE amortized its contributions to the Wildfire Insurance Fund over 10 years, based on evaluation of the fund's expected life based on fire experience. Based on information available in the first quarter of 2021 regarding catastrophic wildfires during 2019 and 2020, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. Using 7 years of historical data (2014 – 2020) of wildfires caused by electrical utility equipment to create Monte Carlo simulations of expected loss, SCE expects the life of the fund to be 15 years from July 12, 2019 which will be reflected prospectively in amortization expense from January 1, 2021. SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the

Wildfire Insurance Fund. See Note 1 in the 2020 Form 10-K for information on the accounting impact of SCE's contributions to the Wildfire Insurance Fund.

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

As of June 30, 2021, the participating investor-owned utilities have not sought reimbursement of wildfire claims from the Wildfire Insurance Fund.

Safety Certification and Wildfire Mitigation Plan

Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan ("WMP"). On September 17, 2020, SCE obtained a safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requests a new safety certification by September 13, 2021, then its current safety certification will remain valid until the Office of Energy Infrastructure Safety of the California Natural Resources Agency ("OEIS," which was previously the Wildfire Safety Division of the CPUC) acts on SCE's request for a new safety certification. SCE expects to request a new safety certification by September 13, 2021 and expects the OEIS to act on its request by December 13, 2021.

Under AB 1054, SCE is required to submit a comprehensive WMP to the CPUC at least once every three years for review and approval. Beginning in 2020, each such comprehensive plan was required to cover at least a three-year period. In addition, SCE anticipates updating its comprehensive three-year plans annually in the intervening years.

SCE submitted its 2020 – 2022 WMP in February 2020. In June 2020, the CPUC ratified the OEIS's conditional approval of SCE's 2020 – 2022 WMP. The approval was conditioned on SCE providing requested information to the OEIS, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the OEIS. SCE submitted updates to its 2020 – 2022 WMP in February 2021 to, among other things, report on implementation of its plan in 2020 and describe new and ongoing wildfire mitigation activities. In June 2021, SCE submitted revised updates to its 2020 – 2022 WMP in response to a revision notice received from the OEIS. In July 2021, the OEIS issued a draft resolution approving SCE's updates, and a draft action statement requiring SCE to remedy certain specified issues, including by reevaluating the scope and pace of its covered conductor program and providing additional clarity and consistency on risk mitigation analysis. If the draft action statement is approved, SCE will be required to submit a report regarding its progress on remedying these issues on November 1, 2021 and in its 2022 WMP update. Final approval of the draft resolution and the draft action statement is expected in August 2021.

Capital Expenditure Requirement

Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base ("AB 1054 Excluded Capital Expenditures"). SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. As of June 30, 2021, SCE had spent all of the approximately $1.6 billion in AB 1054 Excluded Capital Expenditures.

In November 2020, the CPUC issued an irrevocable order permitting SCE to finance approximately $340 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. SCE issued securitized bonds in the amount of $338 million in February 2021.

In June 2021, SCE filed an application with the CPUC requesting to finance up to $1.0 billion of wildfire mitigation and customer uncollectible costs and associated financing costs through the issuance of securitized bonds. The $1.0 billion request included approximately $518 million of AB 1054 Excluded Capital Expenditures.

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

At June 30, 2021, SCE's recorded estimated minimum liability to remediate its 26 identified material sites (sites with a liability balance at June 30, 2021, in which the upper end of the range of expected costs is at least $1 million) was $256 million, including $171 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of June 30, 2021, for which the total minimum recorded liability was $3 million. Of the $259 million total environmental remediation liability for SCE, $247 million has been recorded as a regulatory asset. SCE expects to recover $40 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $207 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. In addition, SCE has other identified sites including several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $113 million and $9 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $8 million to $22 million. Costs incurred for the six months ended June 30, 2021 and 2020 were $5 million and $3 million, respectively.

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

Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.5 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers. SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $65 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $10 million per future incident in any one year. Based on its ownership interests in San Onofre and Palo Verde prior to January 5, 2018, SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.

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

A settlement entered into between SCE, as operating agent, and the DOE provided for a claim submission/audit process for expenses incurred from 2014 – 2016, under which SCE submitted claims for damages caused by the DOE failure to accept spent nuclear fuel each year and the DOE has approved reimbursement of and paid an aggregate of approximately $88 million (SCE's share was approximately $69 million). These damages awards have been refunded to customers.

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

Note 13. Equity

Common Stock Issuances

Edison International did not issue any shares during the three and six months ended June 30, 2021 through its "at-the-market" ("ATM") program established in May 2019. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. As of June 30, 2021, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended June 30, 2021, 153,600 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $9 million, 28,609 shares of common stock were issued as stock compensation awards for net cash receipts of $1 million and 73,061 shares of new common stock were issued in lieu of distributing $4 million to shareholders opting to receive dividend payments in the form of additional common stock.

During the six months ended June 30, 2021, 413,300 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $24 million, 212,594 shares of common stock were issued as stock compensation awards for net cash receipts of $5 million and 147,915 shares of new common stock were issued in lieu of distributing $8 million to shareholders opting to receive dividend payments in the form of additional common stock. In June 2021, Edison International discontinued the issuance of new Edison International stock through the 401(k) defined contribution savings plan.

Equity Contributions

In the three and six months ended June 30, 2021, SCE received a total of $325 million and $1.2 billion in capital contributions from Edison International Parent, respectively, to support SCE's capital program, maintain the equity portion of SCE's capital structure at authorized levels and for general corporate purposes.

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

The Series A preferred stock ranks senior to Edison International's common stock with respect to dividends rights and distribution rights upon liquidation. The Series A preferred stock is not subject to any mandatory sinking fund, retirement fund, purchase fund or other similar provisions. Holders of the shares of Series A preferred stock do not have the right to require Edison International to repurchase or redeem shares of the Series A preferred stock.

Note 14. Accumulated Other Comprehensive Loss

Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$(67)	$(67)	$(69)	$(69)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	4	4
Change	2	2	4	4
Ending Balance	$(65)	$(65)	$(65)	$(65)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

SCE's accumulated other comprehensive loss, net of tax, consists of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$(39)	$(37)	$(41)	$(39)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	1	3	3
Change	1	1	3	3
Ending Balance	$(38)	$(36)	$(38)	$(36)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income

Other income net of expenses is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
SCE other income (expense):
Equity allowance for funds used during construction	$25	$30	$60	$51
Increase in cash surrender value of life insurance policies and life insurance benefits	15	23	25	33
Interest income	1	7	1	16
Net periodic benefit income – non-service components	33	27	66	55
Civic, political and related activities and donations	(8)	(4)	(12)	(15)
Other	(2)	(1)	(4)	(6)
Total SCE other income	64	82	136	134
Other income (expense) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	—	—	—	(1)
Other[1]	12	(1)	12	—
Total Edison International other income	$76	$81	$148	$133
1	Includes $12 million unrealized gains on investment in Proterra. For further details, see Note 10. Investments.

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Six months ended June 30,
(in millions)	2021	2020	2021	2020
Cash payments (receipts):
Interest, net of amounts capitalized	$408	$369	$345	$312
Income taxes, net	(87)	—	(87)	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	252	241	—	—
Preferred and preference stock	—	12	—	12

SCE's accrued capital expenditures at June 30, 2021 and 2020 were $478 million and $450 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions

For the three and six months ended June 30, 2021, SCE entered into wildfire liability insurance contracts with premiums of approximately $160 million payable to Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. For the three and six months ended June 30, 2020, SCE entered into wildfire liability insurance contracts with premiums payable to EIS of $176 million. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	June 30,	December 31,
(in millions)	2021	2020
Current insurance receivable due from affiliate	$—	$268
Prepaid insurance[1]	—	56
[1]	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS was $44 million and $50 million for the three months ended June 30, 2021 and 2020, and $87 million and $100 million for the six months ended June 30, 2021 and 2020, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2021. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

SCE implemented a new customer service system in April 2021. The new customer service system replaced the majority of SCE's mainframe customer service applications with a more modern system. The implementation resulted in material changes to SCE's internal controls over financial reporting. Therefore, SCE has designed and implemented processes and procedures relating to the new system to replace and supplement existing internal controls over financial reporting, as appropriate. The new system implementation was not undertaken in response to any actual or perceived deficiencies in SCE's internal control over financial reporting.

Except for changes related to SCE's new customer service system, there were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

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

RISK FACTORS

SCE's systems and network infrastructure are targets for physical and cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.

Regulators such as NERC and U.S. Government agencies, including the Departments of Defense, Homeland Security and Energy, have increasingly stressed that threat sources continue to seek to exploit potential vulnerabilities in the U.S. national electric grid and other energy infrastructures, and that such attacks and disruptions, both physical and cyber, are highly sophisticated and dynamic. The Worldwide Threat Assessment of the US Intelligence Community, reported by the Director of National Intelligence to the U.S. Senate's Select Committee on Intelligence in 2019, advised that some foreign powers have "the ability to launch cyber attacks that cause localized, temporary disruptive effects on critical infrastructure and provided "disrupting an electrical distribution network for at least a few hours" as an example of a possible disruption. In addition to addressing foreign powers, the Assessment also noted that "financially motivated cyber criminals very likely will expand their targets in the United States in the next few years." In 2020, several U.S. Government agencies highlighted the increasing risks related to ransomware attacks and cybersecurity risks related to the electric sector, including its supply chains. While the 2021 Annual Threat Assessment of the US Intelligence Community notes that "cyber threats from nation states and their surrogates will remain acute," the 2021 ransomware attacks that shut down the operations of multiple businesses in the United States including a critical infrastructure company and a major food service company, serve as evidence that critical infrastructure in the United States, including SCE's electricity distribution system, are subject to, and can be disrupted by, cybersecurity attacks. SCE's operations require the continuous availability of critical information technology systems, sensitive customer and employee data and network infrastructure and information, all of which are targets for malicious actors. New cyber and physical threats arise as SCE moves from an analog to a digital electric grid. For example, SCE's grid modernization efforts and the move to a network-connected grid increases the number of opportunities and potential vulnerabilities that an adversary can target.

SCE depends on a wide array of vendors to provide it with services and equipment. Malicious actors may attack vendors to disrupt the services they provide to SCE, or to use those vendors as a cyber conduit to attack SCE. Additionally, the equipment and material provided by SCE's vendors may contain cyber vulnerabilities. A compromise of equipment and/or exfiltration of SCE data, whether by physical or by electronic means, could result in loss or changes to confidential or sensitive electronic data, loss of intellectual property and interruption of business processes. While some of SCE's vendors have experienced cybersecurity incidents, such incidents have not, to SCE's knowledge, resulted in a material impact to SCE to date.

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

EXHIBITS

Exhibit Number	Description
10.1

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Edison International, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.2

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.3

Commitment Increase Supplement, by and among Southern California Edison Company and the lenders named therein, and accepted by JPMorgan Chase Bank, N.A., as administrative agent and the issuing lenders named therein. (File No. 1-2313, filed as Exhibit 10.3 to Southern California Edison Company's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.4

Term Loan Credit Agreement dated as of May 10, 2021, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto and Royal Bank of Canada, as administrative agent and green loan structuring agent. ( File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison Company's Form 8-K dated May 10, 2021 and filed May 11, 2021)*

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

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2021, filed on July 29, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2021, filed on July 29, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ William M. Petmecky III
	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		William M. Petmecky III Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	July 29, 2021	Date:	July 29, 2021