Form 10-Q
period 2021-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2021-11-02
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of October 26, 2021:
Edison International	379,908,256 Shares
Southern California Edison Company	434,888,104 Shares

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

ARAM	Average rate assumption method
ARO(s)	asset retirement obligation(s)
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Capital Structure Compliance Period	January 1, 2020 to December 31, 2022, the current compliance period for SCE's CPUC authorized capital structure
CAPP	California Arrearage Payment Program
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CEMA	Catastrophic Event Memorandum Accounts
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
DERs	distributed energy resources
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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred to implement SCE's new customer service system and costs incurred as a result of the COVID-19 pandemic;
●	ability of SCE to implement its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement PSPS when conditions warrant or would otherwise limit SCE's operational PSPS practices;
●	risks associated with implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
●	ability of SCE to maintain a valid safety certification;
●	ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, operational issues (such as rotating outages and issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard established under AB 1054;
●	ability of SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, and delays in executive, regulatory and legislative actions;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;

●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, delays, contractual disputes, and cost overruns;
●	pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, power curtailment costs (payments due under power contracts in the event there is insufficient transmission to enable acceptance of power delivery), changes in the CAISO's transmission plans, and governmental approvals;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities and effective tax rate;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in the fair value of investments and other assets;
●	changes in interest rates and rates of inflation, including escalation rates (which may be adjusted by public utility regulators);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance the state places on GHG reduction;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;
●	cost and availability of labor, equipment and materials;
●	potential for penalties or disallowance for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition; and

●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

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

The MD&A for the nine months ended September 30, 2021 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2020 and as compared to the nine months ended September 30, 2020. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2020 (the "2020 MD&A"), which was included in the 2020 Form 10-K.

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

	Three months ended			Nine months ended
	September 30,			September 30,
(in millions)	2021	2020	Change	2021	2020	Change
Net income (loss) attributable to Edison International
SCE	$(284)	$(264)	$(20)	$371	$336	$35
Edison International Parent and Other	(57)	(24)	(33)	(135)	(123)	(12)
Edison International	(341)	(288)	(53)	236	213	23
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(899)	(880)	(19)	(909)	(889)	(20)
Wildfire Insurance Fund expense	(39)	(61)	22	(116)	(181)	65
Sale of San Onofre nuclear fuel	—	21	(21)	7	58	(51)
Disallowed historical capital expenditures in SCE's 2021 GRC decision	(47)	—	(47)	(47)	—	(47)
Re-measurement of tax liabilities	—	—	—	—	18	(18)
Edison International Parent and Other
Goodwill impairment and other	—	—	—	—	(28)	28
Total non-core items	(985)	(920)	(65)	(1,065)	(1,022)	(43)
Core earnings (losses)
SCE	701	656	45	1,436	1,330	106
Edison International Parent and Other	(57)	(24)	(33)	(135)	(95)	(40)
Edison International	$644	$632	$12	$1,301	$1,235	$66

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

Edison International's third quarter 2021 losses increased $53 million from the third quarter of 2020, resulting from an increase in SCE's losses of $20 million and an increase in Edison International Parent and Other's losses of $33 million. SCE's higher losses consisted of $45 million of higher core earnings and $65 million of higher non-core losses. Edison International's earnings for the nine months ended September 30, 2021 increased $23 million from the nine months ended September 30, 2020, resulting from an increase in SCE's earnings of $35 million and an increase in Edison International

Parent and Other's losses of $12 million. SCE's higher earnings consisted of $106 million of higher core earnings and $71 million of higher non-core losses.

The increase in SCE's core earnings for the three months ended September 30, 2021 from the same period in 2020 was primarily due to higher revenue from the 2021 GRC final decision and higher FERC revenue, partially offset by increased wildfire mitigation expenses due to the timing of regulatory deferrals in the third quarter of 2020.

The increase in SCE's core earnings for the nine months ended September 30, 2021 from the same period in 2020 was primarily due to higher revenue from the 2021 GRC final decision, higher FERC revenue and lower operation and maintenance expenses, partially offset by lower insurance benefits and higher property taxes.

The increase in Edison International Parent and Other's net loss for the three months and nine months ended September 30, 2021 was due to higher core losses of $33 million and $40 million, respectively, and lower non-core losses of $28 million for the nine months ended September 30, 2021. Edison International's increase in core losses was primarily due to higher preferred dividends as a result of a preferred equity issuance in 2021.

Consolidated non-core items for the nine months ended September 30, 2021 and 2020 primarily included:

●	Charges of $1.2 billion ($909 million after-tax) recorded in 2021 and $1.2 billion ($889 million after-tax) recorded in 2020 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of expected recoveries from FERC customers. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $161 million ($116 million after-tax) recorded in 2021 and $252 million ($181 million after-tax) recorded in 2020 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Gains of $10 million ($7 million after-tax) recorded in 2021 and $80 million ($58 million after-tax) recorded in 2020 for SCE's sale of San Onofre nuclear fuel.
●	An impairment charge of $79 million ($47 million after-tax) recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision.
●	An impairment charge of $34 million ($25 million after-tax) recorded in 2020 for Edison International Parent and Other related to Edison Energy's goodwill.
●	An income tax benefit of $18 million and income tax expense of $3 million recorded in 2020 for SCE and Edison International Parent and Other, respectively, due to re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.

2021 General Rate Case

The 2021 GRC consists of four separate tracks. Track 1 is similar to previous GRCs and addresses revenue requirements for the three-year period of 2021 – 2023. Tracks 2 and 3 address the reasonableness of 2018 – 2019 and 2020 wildfire mitigation costs that were incremental to amounts authorized in the 2018 GRC, respectively. Track 4 will address the revenue requirement for 2024. SCE is scheduled to submit its testimony for track 4 in May 2022. For further information on tracks 2 and 3 see "Liquidity and Capital Resources—Regulatory Proceedings."

Track 1 - Revenue Requirements

In August 2021, the CPUC approved a final decision on track 1 of the 2021 GRC, which resulted in a base rate revenue requirement of $6.9 billion in 2021, an increase of $1.0 billion over amounts authorized for 2020 in the 2018 GRC. This represented an increase of $331 million over revenue requirements authorized for 2020 through the 2018 GRC and subsequent WEMA and GS&RP CPUC approvals. The final decision provided balancing accounts for cost recovery of authorized wildfire insurance expenses and up to 115% of authorized vegetation management expenses. The final decision also allows SCE to seek recovery of wildfire insurance expenses above authorized levels and vegetation management expenses above 115% of authorized levels through reasonableness review applications. SCE expects vegetation management costs to exceed authorized levels due to increased labor rates required by California state law beginning October 2019. For more information see "—Wildfire Mitigation, Wildfire Insurance and Restoration Expenses."

The final decision allows operation and maintenance expenses to be escalated for 2022 and 2023 through the use of various escalation factors for labor, non-labor and medical expenses and escalation of wildfire capital additions based on forecast spending for both 2022 and 2023. This escalation methodology results in approved revenue requirements of $7.3 billion in 2022 and $7.7 billion in 2023.

In the absence of a 2021 GRC final decision, SCE recognized revenue in the first quarter and second quarters of 2021 based on the 2020 authorized GRC revenue requirement. The revenue requirements in the 2021 GRC final decision are retroactive to January 1, 2021. SCE recorded the prior period impact of the 2021 GRC final decision in the third quarter of 2021, which increased earnings by $129 million primarily due to the application of the 2021 GRC final decision to revenue, operation and maintenance expenses, depreciation expense, property and payroll taxes expense and income tax expense and a non-core impairment of utility property, plant and equipment of $79 million ($47 million after-tax) related to disallowed historical capital expenditures of pole replacements the CPUC determined were performed prematurely.

The CPUC has approved the establishment of a memorandum account making the authorized revenue requirement changes effective January 1, 2021. Under the final decision the increase in January 2021 to September 2021 authorized revenues of $722 million will be collected over a 27-month period beginning October 1, 2021.

Track 1 - Capital expenditures

The final decision authorized $4.9 billion of capital expenditures for 2021. Included in authorized capital expenditures is $2.4 billion of capital expenditures to install 4,500 miles of covered conductor between 2019 and 2023 as part of SCE's Wildfire Covered Conductor Program ("WCCP"). The final decision also approved a balancing account to track the difference between actual WCCP costs and amounts authorized. If spending is less than authorized, SCE will refund those amounts to customers. If spending exceeds authorized, SCE will recover spending up to 110% of the authorized amount from customers. SCE would be eligible to submit a subsequent reasonableness review application for any spending in excess of 110% of authorized amounts.

See "Results of Operations—SCE" and "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

Capital Program

Total capital expenditures (including accruals) were $3.7 billion for the first nine months of both 2021 and 2020.

SCE's capital expenditure forecast has been updated since the filing of the 2020 Form 10-K to reflect planned CPUC jurisdictional spending as informed by the 2021 GRC final decision, expected utility owned storage expenditures and expected FERC capital expenditures.

Potential capital spending variability associated with future regulatory requests based on management judgment, potential for permitting delays and other operational considerations is reflected in the range case below. The CPUC-jurisdictional capital spending forecast is in line with authorized spend over the 2021 GRC track 1 cycle. The completion of projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, community requests or protests, weather and other unforeseen conditions.

SCE's 2021 – 2023 forecast for major capital expenditures is set forth in the table below:

				Total
(in billions)	2021	2022	2023	2021 – 2023
Traditional capital expenditures
Distribution[1]	$3.6	$4.5	$3.7	$11.8
Transmission	0.5	0.6	0.7	1.8
Generation	0.1	0.1	0.1	0.3
Subtotal	4.2	5.2	4.5	13.9
Wildfire mitigation-related capital expenditures	1.1	1.0	0.8	2.9
Total capital expenditures	$5.3	$6.2	$5.3	$16.8
Total capital expenditures using range case discussed above	$5.2	$6.0	$5.2	$16.4
1	Includes forecast expenditures for utility owned storage described below.

In July 2021, the California Governor issued an Emergency Proclamation related to accelerating construction of new energy capacity ahead of possible summer 2022 shortfalls. Subsequently, in October 2021, in response to a CPUC emergency reliability rulemaking proceeding, SCE contracted for the construction of utility owned storage at three sites in SCE's service territory with an aggregate capacity of 537.5 MW. These storage projects are expected to result in $1.0 billion of capital expenditures, through the anticipated in-service date in the summer of 2022, which will be included in rate base (reflected in the weighted average annual rate base forecast table below). In October 2021, SCE filed an advice letter requesting recovery of these expenditures and seeking balancing account treatment for the associated revenue requirement, to be reflected in rates beginning in the first quarter of 2022. Work on these projects will commence prior to approval of the advice letter. A CPUC decision on the advice letter is expected prior to the end of January 2022. SCE may terminate the contract for these projects for convenience, including if regulatory approval is not obtained. If SCE terminates the contract for convenience in January 2022, SCE could incur costs estimated to be approximately $500 million.

SCE expects to make additional CPUC capital expenditures, the recovery of which will be subject to future regulatory approval. These expenditures include WCCP capital expenditures exceeding amounts authorized in the 2021 GRC, and expenditures to be included in track 4 of the 2021 GRC and the 2025 GRC. These capital expenditures, excluded from the table above, are expected to be approximately $0.4 billion in 2023 and in a range of approximately $10.4 billion to $12.8 billion between 2024 and 2025.

SCE's authorized CPUC-jurisdictional rate base is determined through the GRC and other regulatory proceedings. Differences between actual and CPUC-authorized capital expenditures are addressed in subsequent GRC or other regulatory proceedings. FERC-jurisdictional rate base is generally determined based on actual capital expenditures.

Reflected below is SCE's weighted average annual rate base for 2021 – 2023 incorporating CPUC capital expenditures authorized in the 2021 GRC final decision, expected utility owned storage expenditures, expected FERC capital expenditures, and expected non-GRC projects or programs. The table below does not reflect the $1.6 billion of AB 1054 Excluded Capital Expenditures. The table below reflects the July 2021 reduction in rate base from a $400 million payment from a third party for the 30-year use of a portion of the West of Devers transmission project.

(in billions)	2021	2022	2023
Rate base for expected capital expenditures	$35.3	$38.4	$41.5
Rate base for expected capital expenditures (using range case described above)	$35.2	$38.2	$41.2

Including the additional CPUC capital expenditures described above and rate base associated with 2020 wildfire restoration capital expenditures subject to future CEMA applications, SCE's weighted average annual rate base could be up to $42.3 billion in 2023, $46.0 billion in 2024 and $49.4 billion in 2025.

For further information regarding the capital program see "Liquidity and Capital Resources—SCE—Capital Investment Plan."

2021 Cost of Capital Application

In August 2021, SCE filed its application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term beginning in 2022 and to reset the related annual cost of capital mechanism. SCE was not required to file a full cost of capital application until April 2022 for rates effective in 2023. However, SCE filed its application pursuant to the cost of capital mechanism's provision that the utilities have a right to file a cost of capital application at any time upon an extraordinary or catastrophic event that materially impacts their respective cost of capital and/or capital structure and affects them differently than the overall financial markets. SCE believes the COVID-19 pandemic and accompanying government stimulus efforts constitute such an extraordinary event because they have led to a decrease in interest rates but an increase in SCE and other utilities' cost of equity, disrupting the traditional relationship between debt and equity assumed in adopting the cost of capital mechanism. SCE filed a joint motion with PG&E and SDG&E to consolidate all three utilities' cost of capital applications given the overlapping issues of law and fact, which was granted in October 2021.

In its application, SCE seeks a return on common equity of 10.53%, compared to its current CPUC ROE of 10.30%, an embedded cost of long-term debt of 4.32%, and an embedded cost of preferred equity of 5.90%. SCE also seeks to maintain its current capital structure of 52% common equity, 43% long-term debt, and 5% preferred equity. Based on the capital structure and cost factors discussed above, SCE's weighted average return on rate base would be 7.63% for 2022.

Based on SCE's 2021 GRC, including the post-test year ratemaking mechanism, SCE's request would be rate neutral for SCE's customers in 2022 relative to SCE's current cost of capital.

In the alternative, SCE requests in its application that the CPUC suspend any adjustment to its CPUC-authorized ROE in 2022 based on the cost of capital mechanism currently in place. Should the CPUC grant this alternative relief, SCE would adjust its cost of long-term debt and preferred equity for 2022, resulting in a reduction in SCE's revenue requirement of approximately $50 million compared to the current authorized cost of capital, and file a cost of capital application by April 2022 for rates effective beginning January 2023.

The cost of capital mechanism requires that in any year where the difference between the current 12-month October through September average Moody's utility bond rates and the mechanism’s benchmark exceeds a trigger of 100-basis points, as occurred in 2021, an advice letter is filed on October 15 of such year to implement an adjustment to the utilities' ROE. In October 2021 the CPUC ordered the utilities to file all materials that would have been included in the October 15 advice letters within the consolidated cost of capital proceeding.

If the cost of capital mechanism adjustment is triggered SCE's CPUC-authorized ROE would be adjusted down for 2022 from 10.30% to 9.72%. SCE's costs of long-term debt and preferred equity would also be adjusted for 2022 to reflect the then current embedded costs and projected interest rates. If the cost of capital mechanism adjustment is triggered, revenue requirements for 2022 are expected to reduce by $179 million. See "Liquidity and Capital Resources—SCE" for further details.

Southern California Wildfires and Mudslides

California has experienced unprecedented weather conditions in recent years due to climate change, and SCE's service territory remains susceptible to additional wildfire activity in 2021 and beyond. The worsening weather and fuel conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its 2020 – 2022 WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities.

In addition to the investments SCE is making as part of its WMP, SCE also uses its PSPS program to proactively de-energize power lines as a last resort to mitigate the risk of catastrophic wildfires during extreme weather events. SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive or unreasonable reliance on PSPS. In June 2021, the CPUC issued a final decision which, among other things, will reduce future authorized revenue for the volumetric reductions in electricity sales resulting from PSPS events initiated after June 2021 until the CPUC determines that improvements in the PSPS program have been made.

Wildfires in SCE's territory in December 2017 and November 2018 caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events.

SCE's equipment has been, and may further be, alleged to be associated with several wildfires that have originated in Southern California subsequent to 2018. Edison International and SCE expect that any losses incurred in connection with those fires will be covered by insurance, subject to self-insured retentions and co-insurance, or third-party receivables, and expect that any such losses after recoveries will not be material.

2017/2018 Wildfire/Mudslide Events

As discussed in the 2020 Form 10-K, multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International.

As of September 30, 2021, in addition to the Local Public Entity Settlement, the TKM Subrogation Settlement and the Woolsey Subrogation Settlement (all defined below), SCE has entered into settlements with approximately 4,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it has agreed to pay an aggregate of approximately $1.5 billion.

In addition, in October 2021, SCE and the SED executed an agreement (the "SED Agreement"), subject to CPUC approval, to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs is comprised of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $375 million of third-party uninsured claims payments (the "SED Excluded Losses"). The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. SCE's obligations under the SED Agreement commence after CPUC approval of the SED Agreement is final and non-appealable. In the SED Agreement, SCE did not admit imprudence, negligence or liability with respect to the 2017/2018 Wildfire/Mudslide Events or the three other 2017 wildfires.

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The net result of management's third quarter 2021 review, including a review of information obtained as a result of achieving key milestones in the litigation process, including settlement activity to date and the expiration of some statutes of limitations, was a $1.3 billion increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of September 30, 2021. As a result, Edison International and SCE also recorded expected recoveries through FERC electric rates of $67 million against the charge, and the resulting net charge to earnings was $1.2 billion ($894 million after-tax). The estimated losses for the 2017/2018 Wildfire/Mudslide Events as of September 30, 2021 reflect the impact of the SED Agreement.

Through September 30, 2021, Edison International and SCE have recorded total pre-tax charges of $7.5 billion, expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $300 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through September 30, 2021 have been $3.8 billion.

As of September 30, 2021, SCE had paid $5.2 billion under executed settlements and had $84 million to be paid under executed settlements related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had recovered $2.0 billion through insurance and $137 million through FERC-jurisdictional electric rates.

After giving effect to all settlements entered into through September 30, 2021, Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $2.2 billion. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $162 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty in estimating damages that have been or may be alleged, the ability to reach settlements through the ongoing claims mediation processes, uncertainties related to the litigation processes, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

SCE will seek rate recovery of prudently-incurred, actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for CPUC-jurisdictional rate recovery of the $375 million of SED Excluded Losses. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.

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

Wildfire Insurance Fund

AB 1054 also provided for the Wildfire Insurance Fund to reimburse a utility for payment of certain third-party damage claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the insurance coverage required to be maintained under AB 1054. Through September 30, 2021, the participating investor-owned utilities, PG&E, SCE and SDG&E, have collectively contributed approximately $8.1 billion to the Wildfire Insurance Fund and have not sought reimbursement of wildfire claims from the fund.

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

Safety Certification and Wildfire Mitigation Plan

Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved WMP. On September 17, 2020, SCE obtained a safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requested a new safety certification by September 13, 2021, then its current safety certification would remain valid until the OEIS acts on SCE's request for a new safety certification. SCE requested a new safety certification on September 13, 2021 and expects the OEIS to act on its request by December 13, 2021.

SCE submitted its 2020 – 2022 WMP in February 2020. In June 2020, the CPUC ratified the OEIS's conditional approval of SCE's 2020 – 2022 WMP. The approval was conditioned on SCE providing requested information to the OEIS, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the OEIS. SCE submitted updates to its 2020 – 2022 WMP in February 2021 to, among other things, report on implementation of its plan in 2020 and describe new and ongoing wildfire mitigation activities. In June 2021, SCE submitted revised updates to its 2020 –

2022 WMP in response to a revision notice received from the OEIS. In August 2021, the OEIS issued a resolution approving SCE's updates, and an action statement requiring SCE to remedy certain specified issues, including by reevaluating the scope and pace of its covered conductor program and providing additional clarity and consistency on risk mitigation analysis. As required under the action statement, SCE submitted a report regarding its progress on remedying these issues on November 1, 2021 and is required to submit an additional report in its 2022 WMP update.

Capital Expenditure Requirement

Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base. SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. In November 2020, the CPUC issued an irrevocable order permitting SCE to finance approximately $340 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. As of September 30, 2021, SCE had spent all of the approximately $1.6 billion in AB 1054 Excluded Capital Expenditures.

SCE issued securitized bonds in the amount of $338 million in February 2021. In June 2021, SCE filed an application with the CPUC requesting to finance up to $1.0 billion of wildfire mitigation and customer uncollectible costs and associated financing costs through the issuance of securitized bonds. The $1.0 billion request included approximately $518 million of AB 1054 Excluded Capital Expenditures, comprised of $219 million approved in the 2021 GRC track 2 settlement and $299 million incurred in 2021 and approved in track 1 of the GRC. In October 2021, the CPUC issued a decision which allows SCE to issue recovery bonds to recover the AB 1054 Excluded Capital Expenditures approved in tracks 1 and 2 of the 2021 GRC, but denied SCE's application to securitize the operations and maintenance expenditures approved in the GRC track 2 settlement and incremental residential uncollectible expenses. The decision directed SCE to recover the remaining costs in CPUC customer rates by submitting an advice letter to determine the amortization schedule and presumes that a three-year amortization period is reasonable.

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

CSRP

In April 2021, SCE implemented a new customer service system, which replaced a majority of SCE's customer systems. The project is referred to as the Customer Service Re-Platform (CSRP). During the post-implementation stabilization of CSRP, SCE has experienced operational issues, including delayed customer billings, generally in line with forecasted operational issues. SCE has tracked the cost of the CSRP system implementation in a previously approved memorandum account. Forecasted expenditures for the CSRP project are approximately $540 million in capital and $90 million in operations and maintenance expenses from inception through 2021.

In July 2021, SCE filed an application with the CPUC requesting approval of $483 million of capital expenditures and $40 million of operations and maintenance expenses recorded in the CSRP memorandum account through April 2021 resulting in revenue requirements of $411 million from 2021 to 2024. SCE expects to seek recovery of costs subsequent to April 2021 in a future application anticipated to be filed in 2022.

COVID-19

As discussed in the 2020 Form 10-K, the COVID-19 pandemic is having a significant impact on global society and economies. As a result of the pandemic, Edison International and SCE have experienced increased costs, but the pandemic has not had a pervasive impact on SCE's or Edison International's ability to operate their business. However, the total impacts of the COVID-19 pandemic on Edison International and SCE are still emerging, and the extent of the impacts will depend on numerous evolving factors that Edison International and SCE are unable to accurately predict at this time, including the impact of any legal requirements or company policies for mandatory COVID-19 vaccination, or testing, on SCE's ability to retain its skilled workforce.

As a result of the pandemic and increased estimates of uncollectible expenses, largely related to the economic impacts of the pandemic on SCE's customers, SCE has recognized $310 million of incremental costs as of September 30, 2021, of which $86 million has been deferred to memorandum accounts for future CPUC reasonableness review and $224 million has been transferred to balancing accounts pending recovery. In addition to the increases in expected uncollectible accounts, SCE has incurred incremental costs associated with sequestering certain SCE employees at essential work locations and coordination of SCE's response to the emergency.

In April 2021, the CPUC issued a decision to adopt a COVID-19 disconnection moratorium for medium-large commercial and industrial electric customers and established a memorandum account to track, and seek recovery of, the resulting costs.

In September 2021 SCE requested a revenue requirement of $58 million for incremental operation and maintenance expenses recorded to a CEMA related to COVID-19. For further information see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2021 CEMA Application."

In October 2021, the CPUC issued a decision which denied SCE's application to securitize up to $78 million of incremental residential uncollectible expenses and directed SCE to recover the expenses in customer rates. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Financing Order" for further details.

In July 2021, California's state assembly passed legislation to authorize, fund and implement the CAPP, which is expected to reduce SCE's 2020 and 2021 customer arrearages for certain residential customers by up to $200 million. To the extent SCE's total uncollectible expenses are offset by the CAPP, no recovery will be sought through other mechanisms. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Financing Order" for further details.

For further information see "Notes to the Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" in this filing and "Management Overview—COVID-19" and "Risk Factors" in the 2020 MD&A.

Wildfire Mitigation, Wildfire Insurance and Restoration Expenses

As discussed in the 2020 Form 10-K, in response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California, SCE has incurred wildfire mitigation, wildfire insurance and wildfire and drought restoration related spending at levels significantly exceeding amounts authorized in its 2018 GRC. Although the 2021 GRC decision authorized the establishment of balancing accounts for expenses for vegetation management, wildfire insurance, and the WCCP program, balancing accounts were not established for other wildfire mitigation activities including inspections and maintenance and PSPS. Additionally, during the 2021 – 2023 GRC period, SCE expects to incur vegetation management expenses in excess of 115% of authorized amounts and capital expenditures for WCCP in excess of 110% of authorized amounts. Therefore, SCE expects to continue to incur wildfire mitigation expenses exceeding amounts authorized in its 2021 GRC and track these incremental amounts in various memorandum accounts.

As of September 30, 2021, SCE has recognized approximately $1.1 billion of regulatory assets related to incremental wildfire mitigation expenses, including depreciation expense from $2.5 billion of wildfire mitigation capital expenditures. The regulatory assets include $401 million of operations and maintenance expense authorized for recovery in the GRC track 2 proceeding in January 2021. The CPUC denied SCE's request to securitize this amount and SCE will include the costs in customer rates as soon as practicable. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Financing Order" for further details.

Additionally, SCE has recognized $287 million of regulatory assets associated with drought and wildfire restoration and $212 million of regulatory assets related to incremental wildfire insurance expenses. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.

As a result of balancing accounts established under the 2021 GRC track 1 decision, SCE transferred wildfire mitigation memorandum account balances of $163 million and wildfire insurance expenses of $163 million to corresponding balancing accounts. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

In August 2021, the CPUC issued a decision that authorized full recovery of requested drought restoration costs and approved a revenue requirement of $81 million. However, the decision rejected recovery of the $8 million revenue requirement associated with all $60 million of requested wildfire restoration costs related to 2017 wildfires, but would allow SCE to submit subsequent cost recovery applications for those costs. For additional information, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings— Wildfire Related Regulatory Proceedings—2019 CEMA Application."

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

Impact of 2021 GRC

In the absence of a 2021 GRC final decision, SCE recognized revenue in the first and second quarters of 2021 based on the 2020 authorized GRC revenue requirement. Upon receipt of the 2021 GRC final decision in August 2021, SCE recorded the first and second quarter retroactive impact, which increased core earnings by $129 million and resulted in a non-core impairment of utility property, plant and equipment of $79 million ($47 million after-tax) related to disallowed historical capital expenditures of pole replacements the CPUC determined were performed prematurely.

The 2021 GRC final decision determines the amount of revenue that SCE is authorized to collect from customers to recover anticipated costs, including return on rate base. The 2021 GRC final decision approved an authorized revenue requirement of $6.9 billion in 2021, an increase of $1.0 billion over amounts authorized in the 2018 GRC and an increase of $331 million over revenue requirements authorized for 2020 including the 2018 GRC and subsequent WEMA and GS&RP approvals.

The table below reflects the 2020 GRC authorized revenue adjusted for revenue requirements from the WEMA and GS&RP approvals in 2020, which included revenue requirements for expenditures incurred from 2018 – 2020. Revenue requirements of $497 million for operation and maintenance expense and depreciation incurred in 2020 are not included in the table as they remain subject to approval in track 3 of the 2021 GRC.

This table sets out the authorized revenue and costs of service for revenue requirements authorized in 2020 as discussed above and the 2021 GRC final decision for the nine months ended September 30:

(in millions)	2020 Authorized Revenue	Non-GRC Adjustments to Authorized Revenue in 2020	2020 Adjusted Authorized Revenue	2021 Final Decision Authorized Revenue[1]	Increase (Decrease)
Authorized revenue	$4,433	$614	$5,047	$5,163	$116
Cost of service:
Operation and maintenance	1,254	574	1,828	1,668	(160)	[2]
Depreciation	1,316	14	1,330	1,423	93	[3]
Property and payroll taxes	269	1	270	296	26
Income taxes	103	(2)	101	149	48
Authorized return	1,491	27	1,518	1,627	109	[4]
Total	$4,433	$614	$5,047	$5,163	$116
1	Reflects SCE's GRC authorized revenue as filed in SCE's September 2021 GRC implementation advice letter.
2	2020 Adjusted Authorized Revenue includes $381 million of 2018 – 2019 wildfire insurance and wildfire mitigation expenditures, primarily operations and maintenance, that were authorized for recovery in 2020.
3	Authorized revenue for depreciation increased due to updated depreciation rates.
4	Authorized revenue for return increased due to authorized rate base growth.

Authorized revenue increased $116 million for the nine-month period ended 2021 compared to the same period in 2020, which was comprised of an increase of $137 million in authorized revenue for earning activities and a decrease of $(21) million in authorized revenue for cost recovery activities. GRC revenue recognition for the first and second quarters of 2021 was based largely on 2020 GRC authorized revenue currently in rates.

The following tables summarize SCE's results of operations for the periods indicated. The presentation below separately identifies earning activities and cost-recovery activities. In the 2021 GRC final decision, the CPUC approved balancing accounts for cost recovery of vegetation management and wildfire insurance costs. As a result, SCE classified revenues and costs associated with these programs as cost recovery activities in 2021. Previously, SCE classified the recovery of actual costs incurred under these programs as earnings activities. The reclassification of revenues and costs had no impact on earnings.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended September 30, 2021 versus September 30, 2020

	Three months ended September 30, 2021			Three months ended September 30, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,395	$2,898	$5,293	$2,126	$2,509	$4,635
Purchased power and fuel	—	2,088	2,088	—	1,817	1,817
Operation and maintenance	363	837	1,200	515	711	1,226
Wildfire-related claims, net of insurance recoveries	1,273	—	1,273	1,297	—	1,297
Wildfire Insurance Fund expense	54	—	54	85	—	85
Depreciation and amortization	595	3	598	489	—	489
Property and other taxes	110	1	111	113	—	113
Impairment and other expense (income)	79	—	79	(28)	—	(28)
Total operating expenses	2,474	2,929	5,403	2,471	2,528	4,999
Operating loss	(79)	(31)	(110)	(345)	(19)	(364)
Interest expense	(208)	(3)	(211)	(178)	(10)	(188)
Other income	19	34	53	54	29	83
Loss before taxes	(268)	—	(268)	(469)	—	(469)
Income tax benefit	(11)	—	(11)	(251)	—	(251)
Net loss	(257)	—	(257)	(218)	—	(218)
Less: Preferred and preference stock dividend requirements	27	—	27	46	—	46
Net loss available for common stock	$(284)	$—	$(284)	$(264)	$—	$(264)
Net loss available for common stock			$(284)			$(264)
Less: Non-core expense			(985)			(920)
Core earnings[1]			$701			$656
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $269 million primarily due to the following:
●	An increase of CPUC-related revenue of $282 million primarily due to an increase in authorized revenue of $116 million as discussed above, $137 million of which impacted earning activities, and $114 million of lower incremental tax benefits (offset in income taxes below).

The change in authorized revenue included an increase of $258 million in GRC revenues from the 2021 GRC final decision offset by lower non-GRC authorized revenue of $121 million from the approval of the GS&RP balancing account in the third quarter of 2020.

●	A decrease in FERC-related revenue of $13 million primarily due to $18 million lower expected recoveries from customers in 2021 compared to 2020 for the FERC portion of wildfire-related claims and expenses partially offset by an increase in FERC revenue due to rate base growth (see "Management Overview—Southern California Wildfires and Mudslides—2017/2018 Wildfire/Mudslide Events" for further information on wildfire claims and expenses).

●	Lower operation and maintenance costs of $152 million primarily due to the following:
●	Lower expenses of $192 million related to 2020 wildfire insurance and vegetation management costs which were recovered in authorized revenue in 2020. In 2021 these costs are presented in cost recovery activities as a result of balancing accounts authorized in the 2021 GRC final decision.
●	Higher expenses of $40 million primarily related to wildfire-related inspections and preventative maintenance expenses due to the timing of regulatory deferrals in the third quarter of 2020.
●	Charges of $1.3 billion recorded in both 2021 and 2020 for wildfire-related claims and expenses related to the 2017/2018 Wildfire/Mudslide Events. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Lower Wildfire Insurance Fund expense of $31 million due to the change in the estimated life of the Wildfire Insurance Fund which increased the amortization period of SCE contributions in 2021. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingences" for further information.
●	Higher depreciation and amortization expense of $106 million primarily due to increased plant balances in 2021 and the change in depreciation rates from the adoption of the 2021 GRC final decision.
●	Higher impairment and other expense (income) of $107 million primarily due to an impairment charge of $79 million recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision for pole replacements that the CPUC determined were performed prematurely. In 2020, SCE recorded a gain of $28 million related to the sale of San Onofre nuclear fuel.
●	Higher interest expense of $30 million primarily due to increased borrowings.
●	Lower other income of $35 million primarily due to lower insurance benefits and higher corporate spending funded by shareholders.
●	Lower income tax benefit of $240 million primarily due to lower income tax benefits refunded to customers through balancing accounts (as discussed above) including the impact from an IRS private letter ruling, and lower pre-tax loss. See "Notes to Consolidated Financial Statements—Note 8 Income Taxes."
●	Lower preferred and preference stock dividends of $19 million primarily due to a loss on redemption of preferred securities in 2020.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $271 million primarily due to higher power and gas prices and higher capacity costs.
●	Higher operation and maintenance costs of $126 million primarily due to:
●	Vegetation management costs of $200 million were reported in cost recovery activities due to the balancing account approved in the 2021 GRC final decision.
●	Uncollectible costs of $52 million were reported in cost recovery activities due to authorization to recover costs through RUBA in 2021.

●	Wildfire insurance costs decreased by $178 million due to the 2020 approval to recover 2018 and 2019 wildfire expenses that had been deferred.
●	Increase in other costs subject to cost recovery of $52 million.

Nine months ended September 30, 2021 versus September 30, 2020

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$5,992	$5,560	$11,552	$5,642	$4,753	$10,395
Purchased power and fuel	—	4,384	4,384	2	3,811	3,813
Operation and maintenance	1,493	1,266	2,759	1,801	1,019	2,820
Wildfire-related claims, net of insurance recoveries	1,276	—	1,276	1,303	—	1,303
Wildfire Insurance Fund expense	161	—	161	252	—	252
Depreciation and amortization	1,651	4	1,655	1,461	—	1,461
Property and other taxes	351	2	353	326	—	326
Impairment and other expense (income)	68	—	68	(80)	—	(80)
Total operating expenses	5,000	5,656	10,656	5,065	4,830	9,895
Operating income	992	(96)	896	577	(77)	500
Interest expense	(588)	(5)	(593)	(565)	(10)	(575)
Other income	88	101	189	130	87	217
Income before taxes	492	—	492	142	—	142
Income tax expense (benefit)	41	—	41	(300)	—	(300)
Net income	451	—	451	442	—	442
Less: Preferred and preference stock dividend requirements	80	—	80	106	—	106
Net income available for common stock	$371	$—	$371	$336	$—	$336
Net income available for common stock			$371			$336
Less: Non-core expense			(1,065)			(994)
Core earnings[1]			$1,436			$1,330
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $350 million primarily due to the following:
●	An increase in CPUC-related revenue of $323 million primarily due to an increase in authorized revenue of $116 million, $137 million of which impacted earning activities, and $216 million of lower incremental tax benefits (offset in income taxes below).

The change in authorized revenue included an increase of $258 million in GRC revenues from the 2021 GRC final decision offset by lower non-GRC authorized revenue of $121 million from the approval of the GS&RP balancing account in the third quarter of 2020.

●	An increase in FERC-related revenue and other operating revenue of $27 million primarily due to $36 million of FERC rate base growth and a $10 million increase in 2021 due to a change in estimate under the FERC formula rate mechanism partially offset by $18 million lower expected recoveries from customers in 2021 compared to 2020 for the FERC portion of wildfire-related claims and expenses. See "Management Overview—Southern California Wildfires and Mudslides—2017/2018 Wildfire/Mudslide Events."

●	Lower operation and maintenance costs of $308 million primarily due to the following:
●	Lower expenses of $167 million related to 2020 wildfire insurance and vegetation management costs which were recovered in authorized revenue in 2020. In 2021 these costs are presented in cost recovery activities as a result of balancing accounts authorized in the 2021 GRC final decision.
●	Lower employee benefit expenses of $25 million from short-term incentive compensation.
●	Lower expenses of $24 million subject to balancing account treatment, not wildfire-related.
●	Lower expenses of $13 million related to the COVID-19 pandemic, primarily customer uncollectibles now reported in cost recovery activities, as a result of CPUC authorized cost recovery of residential uncollectible costs.
●	Lower other expenses of $79 million primarily due to lower transmission and distribution expenses, environmental remediation costs, legal expenses and worker's compensation costs.
●	Charges of $1.3 billion recorded in both 2021 and 2020 for wildfire-related claims and expenses related to the 2017/2018 Wildfire/Mudslide Events (see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides").
●	Lower Wildfire Insurance Fund expense of $91 million due to the change in the estimated life of the Wildfire Insurance Fund which increased the amortization period of SCE contributions in 2021. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingences" for further information.
●	Higher depreciation and amortization expense of $190 million primarily due to increased plant balances in 2021 and the change in depreciation rates from the adoption of the 2021 GRC final decision.
●	Higher property and other taxes of $25 million primarily due to higher property assessed values in 2021.
●	Higher impairment and other expense (income) of $148 million primarily due to an impairment charge of $79 million recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision as discussed above, and $70 million decrease in gains from the sale of San Onofre nuclear fuel.
●	Higher interest expense of $23 million primarily due to increased borrowings.
●	Lower other income of $42 million primarily due to lower insurance benefits and lower interest income on balancing accounts.
●	Lower income tax benefit of $341 million primarily due to lower income tax benefits related to the flow-through of property-related items refunded to customers through balancing accounts (as discussed above) including the impact from an IRS private letter ruling, higher pre-tax income, and a tax benefit in 2020 from the re-measurement of uncertain tax positions. See "Notes to Consolidated Financial Statements—Note 8 Income Taxes."
●	Lower preferred and preference stock dividends of $26 million primarily due to the redemption of preferred securities in 2020 and the related loss on the redemption.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $573 million primarily due to higher power and gas prices, including from extreme weather in February 2021, partially offset by a CAISO generation surcharge of $59 million incurred in 2020.

●	Higher operation and maintenance costs of $247 million due to:
●	Vegetation management costs of $200 million were reported in cost recovery activities due to the balancing account approved in the 2021 GRC final decision.
●	Uncollectible costs of $112 million were reported in cost recovery activities due to authorization to recover costs through RUBA in 2021.
●	A CAISO transmission refund received in 2020 for $66 million related to the CAISO generation surcharge mentioned above.
●	Increase in other costs subject to cost recovery of $47 million.
●	Wildfire insurance costs decreased by $178 million due to the 2020 approval to recover 2018 and 2019 wildfire expenses that had been deferred.
●	Higher other income of $14 million primarily due to higher net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information

SCE's retail billed and unbilled revenue (excluding wholesale sales) was $4.9 billion and $4.3 billion for the three months ended September 30, 2021 and 2020 respectively, and $10.6 billion and $9.6 billion for the nine months ended September 30, 2021 and 2020, respectively.

The increase for the three months and nine months ended September 30, 2021 compared to the same periods in 2020 is primarily due to the authorization for cost recovery as part of the GRC implementation through various balancing accounts and higher cost-recovery activities related to higher purchased power and fuel costs driven by higher power and gas prices. See "—Earnings Activities" and "—Cost-Recovery Activities" for further details.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.

Income Taxes

SCE's income tax benefit decreased by $240 million and $341 million for the three and nine months ended September 30, 2021 compared to the same period in 2020. The decrease for the three months ended September 30, 2021 is primarily due to lower flow-through tax benefits as a result of the adoption of the 2021 GRC final decision, an adjustment as a result of an IRS private letter ruling SCE received regarding the scope of the deferred tax normalization requirements and the computations required to comply with the average rate assumption method, as well as lower pre-tax loss. The decrease for the nine months ended September 30, 2021 is primarily due to higher pre-tax income, lower flow-through tax benefits as a result of the adoption of the 2021 GRC final decision and from the IRS private letter ruling received by SCE and described above, and a tax benefit recorded in 2020 from the re-measurement of uncertain tax positions.

The effective tax rates were (4.1)% and (53.5)% for the three months ended September 30, 2021 and 2020, respectively. The effective tax rates were 8.3% and (211.3)% for the nine months ended September 30, 2021 and 2020, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to the CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

In October 2021, Edison International reached a settlement with the California Franchise Tax Board (“FTB”) for tax years 2007 – 2012. SCE anticipates recording a $42 million cash refund and approximately $37 million of core earnings benefit resulting from the settlement in the fourth quarter of 2021.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not significant as a reportable segment, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Edison Energy Group and subsidiaries	$(6)	$(3)	$(11)	$(32)
Corporate expenses and other subsidiaries	(51)	(21)	(124)	(91)
Total Edison International Parent and Other	$(57)	$(24)	$(135)	$(123)
Less: Non-core expense	—	—	—	(28)
Core losses[1]	$(57)	$(24)	$(135)	$(95)
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

The loss from operations of Edison International Parent and Other increased $33 million for the three months ended September 30, 2021 and increased $12 million for the nine months ended September 30, 2021 compared to the same period in 2020.

The increase of losses for the three and nine months ended September 30, 2021 is primarily due to higher preferred dividend expense as a result of Edison International's preferred equity issuance in 2021 and higher income taxes. In addition, Edison Energy recognized a goodwill impairment charge of $34 million ($25 million after-tax) in 2020 related to Edison Energy stemming from the economic impact of COVID-19. Edison International Parent recognized unrealized gains (losses) of $(6) million and $3 million on the investment in Proterra for the three and nine month periods ended September 2021, respectively. See "Notes to Consolidated Financial Statements—Note 10. Investments."

In October 2021, Edison International reached a settlement with the FTB for tax years 2007 – 2012. Edison International Parent and Other anticipates recording an $18 million cash refund and approximately $115 million of discontinued operations earnings benefit resulting from the settlement in the fourth quarter of 2021.

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

In addition, in October 2021, the CPUC issued a decision which approved securitization of approximately $0.5 billion of SCE's request to finance up to $1.0 billion of wildfire mitigation and customer uncollectible costs and associated financing costs through the issuance of securitized bonds. The decision directed SCE to recover the remaining costs in customer rates. For further details, see "—Regulatory Proceedings—Financing Order."

During the first nine months of 2021, SCE issued a total of $5.0 billion first and refunding mortgage bonds, including $1.3 billion of floating rate first and refunding mortgage bonds. The floating rate bonds will pay interest at a floating rate equal to the Secured Overnight Financing Rate ("SOFR") plus a spread. Included in the total issuance were $900 million first and refunding mortgage bonds to finance or refinance eligible sustainable projects. Eligible sustainable projects include categories such as renewable energy, clean transportation, energy efficiency and carbon reduction, climate change adoption, and socioeconomic advancement and empowerment. SCE maintains processes to ensure that proceeds from the sale of the bonds are only used for projects that are aligned with the Edison International sustainable financing framework issued in June 2021. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

In the second quarter of 2021, SCE entered into a term loan in the amount of $1.2 billion with a termination date of May 2022. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." SCE used the proceeds to finance certain capital projects that meet the green loan principles set forth by international loan market organizations including the Loan Syndications and Trading Association, including ongoing funding of projects such as wildfire mitigation projects, including SCE WCCP, and repaying all outstanding indebtedness under its 364-day revolving credit agreement and term loan credit agreement, both entered into during March 2020 and previously used to fund such projects.

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

During the first nine months of 2021, Edison International made equity contributions to SCE of $1.3 billion.

Edison International is issuing securities with equity content as viewed by rating agencies, such as common or preferred stock, in 2021, to enable SCE to issue debt to finance payments for resolution of wildfire claims related to the 2017/2018 Wildfire/Mudslide Events, including the debt SCE issued in April and August 2021 and for future resolution of claims, while allowing Edison International and SCE to maintain investment grade credit ratings. For further details, see "—Edison International Parent and Other."

During the third quarter 2021, the S&P rating outlook for SCE was revised to stable from negative. The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

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

The cost of capital mechanism set by the CPUC could impact SCE's results of operations and cash flows. The benchmark value for the current mechanism is the 12-month, October 1, 2018 through September 30, 2019, average Moody's Baa utility bond yield of 4.5%. SCE's currently approved cost of capital includes an adjustment mechanism if the difference between the benchmark and the average of the same index for the 12-month period to September 30, 2021 exceeds 100-basis points. The current mechanism would adjust SCE's CPUC-authorized ROE by half the amount of the difference (up or down) and SCE's costs of long-term debt and preferred equity would also be adjusted to reflect the then current embedded costs and projected interest rates. In August 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations in 2022 and reset the related annual cost of capital mechanism. However, if the CPUC requires SCE to implement the current adjustment mechanism, the difference between the benchmark and the average of the same index for the 12-month period to September 30, 2021 was 117 basis points, therefore, the cost of capital adjustment mechanism will be triggered for 2022 and SCE's CPUC-authorized ROE would be adjusted down for 2022 from 10.30% to 9.72%. SCE's costs of long-term debt and preferred equity would also be adjusted for 2022 to reflect the then current embedded costs and projected interest rates. For further information see "Management Overview—2021 Cost of Capital Application."

Available Liquidity

At September 30, 2021, SCE had cash on hand of $484 million.

In the second quarter of 2021, SCE amended its June 2019 revolving credit facility to increase the commitment amount by $350 million, bringing the total to $3.4 billion and extend the termination date to May 2025. At September 30, 2021, SCE had approximately $3.1 billion available under its $3.4 billion revolving credit facility. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At September 30, 2021, SCE's debt to total capitalization ratio was 0.55 to 1.

At September 30, 2021, SCE was in compliance with all financial covenants that affect access to capital.

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

In January 2021, the CPUC approved a settlement between the parties to track 2 of the 2021 GRC. The revenue requirement under the settlement was $391 million, after adjusting for flow-through taxes. Due to the determination that the AB 1054 Excluded Capital Expenditures associated with track 2 were reasonably incurred, they were eligible for recovery through securitization, and were not part of the settlement revenue requirement. For information on securitization of the approved expense, see "—Financing Order."

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

2020 Emergency Wildfire Restoration

Multiple wildfires occurred during 2020 which caused damage within SCE's service territory and to SCE's Big Creek hydroelectric facility. Restoration work is ongoing in relation to these wildfires. Through the third quarter of 2021, SCE has recorded $220 million of incremental operation and maintenance expenses and $316 million of incremental capital expenditures in relation to these restoration efforts. SCE expects to file CEMA requests for recovery of amounts incremental to authorized revenue requirements.

2019 CEMA Application

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of $79 million of operation and maintenance expenses related to 2017 – 2018 drought mitigation efforts and $8 million of revenue requirement associated with $60 million of capital expenditures and capital related expenses related to six 2017 wildfires.

In August 2021, the CPUC issued a decision that authorized full recovery of requested drought restoration costs and approved a revenue requirement of $81 million. However, the final decision denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and that SCE had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. With respect to the other four fires, the final decision directs SCE to file supplemental testimony by November 2021 segregating the restoration costs attributable to each such fire, for which SCE's prudency was not in question.

As of September 30, 2021, SCE has $187 million recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events, which require future regulatory filings before recovery may be allowed. These assets would be impaired if permanently disallowed by the CPUC in future cost recovery proceedings and are currently excluded from authorized rate base, pending further regulatory action.

Financing Order

In June 2021, SCE filed an application for an irrevocable order from the CPUC to finance up to $1.0 billion of wildfire mitigation and customer uncollectible costs and associated financing costs through the issuance of securitized bonds. These costs consist of approximately $518 million of AB 1054 Excluded Capital Expenditures, comprised of $219 million approved in the 2021 GRC track 2 settlement and $299 million incurred in 2021 and approved in track 1 of the GRC, $401 million of wildfire-related operations and maintenance expenditures approved in the GRC track 2 settlement, and $78 million of incremental residential uncollectible expenses associated with the economic effects of the COVID-19 pandemic.

In October 2021, the CPUC issued a decision which allows SCE to issue recovery bonds to recover the AB 1054 Excluded Capital Expenditures approved in tracks 1 and 2 of the 2021 GRC, but denied SCE's application to securitize the operations and maintenance expenditures approved in the GRC track 2 settlement and incremental residential uncollectible expenses. The decision directed SCE to recover the remaining costs in CPUC customer rates by submitting an advice letter to determine the amortization schedule and presumes that a three-year amortization period is reasonable.

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

CAISO Mid-term Reliability

In June 2021, the CPUC issued a decision addressing the mid-term reliability needs of the CAISO electric system by requiring at least an aggregate of 11,500 MW of additional net qualifying capacity to be procured collectively by all of the load-serving entities subject to the CPUC's integrated resource planning authority. The aggregate additional capacity is required by 2026, with 2,000 MW required by 2023, an additional 6,000 MW required by 2024, an additional 1,500 MW required by 2025, and an additional 2,000 MW required by 2026. SCE's allocation of the requirements is 705 MW by 2023, 2,114 MW by 2024, 530 MW by 2025 and 707 MW by 2026, for a total of 4,056 MW.

2021 CEMA Application

In September 2021, SCE filed a CEMA application with the CPUC requesting a revenue requirement of $132 million related to various 2018 – 2020 events, which includes revenue requirements of $69 million related to incremental drought mitigation operation and maintenance expenses incurred from 2019 – 2020, and $58 million related to incremental operation and maintenance expenses related to COVID-19.

Capital Investment Plan

Major Transmission Projects

West of Devers

The West of Devers Project consists of upgrading and reconfiguring approximately 48 miles of existing 220-kV transmission lines between the Devers, El Casco, Vista and San Bernardino substations, increasing the power transfer capabilities in support of California's renewable portfolio standards goals. The project was placed in service in May 2021. Environmental restoration activities are ongoing and will continue into 2022.

In July 2021, Morongo Transmission LLC ("Morongo") paid SCE $400 million for use of a portion of the project's transfer capability. Under the terms of the agreement with Morongo, SCE is providing Morongo with use of a portion of the West of Devers transmission line transfer capability for a period of 30 years, commencing in August 2021. After the 30-year contract term, the use of the transfer capability will revert back to SCE. For further details, see "Notes to Consolidated Financial Statements—Note 7. Revenue."

Eldorado-Lugo-Mohave Upgrade

Construction for the project began in November 2020 and the project is expected to be operational in June 2023. SCE has revised the commercial operation date from 2022 due to shortages of a foam insulation material due to production delays within the United States resulting from the COVID-19 pandemic and extreme winter conditions in early 2021.

On January 20, 2021, the Secretary of the Interior issued a suspension order that effectively placed a 60-day hold on any new project construction on federal land. In February 2021, the Department of the Interior issued a waiver of the suspension order allowing the project to proceed.

Decommissioning of San Onofre

In the third quarter of 2021, SCE updated its decommissioning cost estimate for decommissioning activities to be completed at San Onofre Units 1, 2 and 3 to $3.5 billion (SCE share is $2.7 billion) in 2020 dollars. The decommissioning cost estimate included costs through the expected decommissioning completion date, currently estimated to be in 2053 for San Onofre Units 1, 2 and 3. SCE will file its updated decommissioning cost estimate with the CPUC by May 2022. Decommissioning cost estimates are subject to a number of uncertainties including the cost of disposal of nuclear waste, cost of removal of property, site remediation costs as well as a number of other assumptions and estimates, including when the federal government will provide for either interim or permanent off-site storage of spent nuclear fuel enabling the removal and transport of spent fuel canisters from the San Onofre site, as to which there can be no assurance. Cost estimates are subject to change as decommissioning proceeds and such changes may be material.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at September 30, 2021 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2021, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

In addition to the amounts presented in the table below, SCE has a service agreement with Southern California Gas Company under which Southern California Gas Company purchases, schedules and balances natural gas supplies for SCE owned generation and contracts for which SCE is the fuel manager. In September 2021, the production impacts in the Gulf of Mexico caused by hurricanes, along with pipeline constraints led to significant increases in natural gas prices which affected the potential collateral requirements calculated as specified within that agreement. As of September 30, 2021, Southern California Gas Company could have requested an additional $57 million of collateral from SCE which is based on a historically high September 2021 natural gas price. Southern California Gas Company did not require SCE to post this collateral.

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

(in millions)
Collateral posted as of September 30, 2021[1]	$252
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	107
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movement[3]	12
Posted and potential collateral requirements	$371
[1]	Net collateral provided to counterparties and other brokers consisted of $252 million in letters of credit and surety bonds.
[2]

Represents potential collateral requirements for accounts payable and market-to-market valuation at September 30, 2021. Requirement varies throughout the period and is generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2021 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

Regulatory Balancing and Memorandum Accounts

SCE's cost-recovery mechanism for its fuel and purchased power-related costs is primarily facilitated in two main balancing accounts, the ERRA and the PABA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. At September 30, 2021, the ERRA was undercollected by approximately $348 million due to higher gas and power prices which resulted in SCE triggering an established mechanism requiring SCE to file an advice letter to advise the CPUC that SCE's undercollections had exceeded the trigger amount and request a rate change (See "Business—Overview of Ratemaking Process" in 2020 Form 10-K, for further information). Based on anticipated market conditions, SCE expects the ERRA undercollections to increase to approximately $700 million by December 31, 2021. SCE has requested that the rate increase be included with a scheduled rate change in March 2022. SCE expects to finance power procurement-related costs using commercial paper, its credit facilities and other borrowings until rates are adjusted.

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

At September 30, 2021, Edison International Parent had cash on hand of $40 million.

In the second quarter of 2021, Edison International Parent amended its June 2019 revolving credit facility to extend the termination date to May 2025. At September 30, 2021 Edison International Parent had $420 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.39% on the $1.5 billion revolving credit facility. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained.

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

Edison International Parent expects to make further capital contributions to SCE in 2021 to maintain the common equity component of SCE's capital structure, after CPUC allowed exclusions, at 52% on a weighted average basis over the Capital Structure Compliance Period, or to meet SCE's capital investment needs. For further information, see "—SCE—SCE Dividends" in the 2020 MD&A.

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

Edison International's ability to declare and pay common dividends may be restricted under the terms of the Series A Preferred Stock. For further information see "Notes to Consolidated Financial Statements—Note 14. Equity."

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At September 30, 2021, Edison International's consolidated debt to total capitalization ratio was 0.62 to 1.

At September 30, 2021, Edison International Parent was in compliance with all financial covenants that affect access to capital.

During the third quarter 2021, the S&P rating outlook for Edison International Parent was revised to stable from negative. The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

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

Historical Cash Flows

SCE

	Nine months ended September 30,
(in millions)	2021	2020
Net cash (used in) provided by operating activities	$(294)	$1,162
Net cash provided by financing activities	4,377	2,530
Net cash used in investing activities	(3,654)	(3,686)
Net increase in cash, cash equivalents and restricted cash	$429	$6

Net Cash (Used in) Provided by Operating Activities

The following table summarizes major categories of net cash (used in) provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020.

	Nine months ended September 30,		Change in cash flows
(in millions)	2021	2020	2021/2020
Net income	$451	$442
Non-cash items[1]	1,904	1,325
Subtotal	2,355	1,767	$588
Changes in cash flow resulting from working capital[2]	(953)	(720)	(233)
Regulatory assets and liabilities	(484)	(1,074)	590
Wildfire related claims[3]	(2,120)	1,267	(3,387)
Proceeds from Morongo Transmission LLC[4]	400	—	400
Other noncurrent assets and liabilities[5]	508	(78)	586
Net cash (used in) provided by operating activities	$(294)	$1,162	$(1,456)
1	Non-cash items include depreciation and amortization, allowance for equity during construction, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, prepaid expenses, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.
3	Represents $3.4 billion of settlements of wildfire-related claims, partially offset by an increase in estimated wildfire-related claims of 1.3 billion for the nine months ended September 30, 2021. The 2020 amount represents an increase in estimated wildfire-related claims of $1.3 billion.
4	Represents $400 million proceeds from Morongo Transmission LLC for use of a portion of the West of Devers transmission line in the third quarter of 2021.
5	Includes changes in wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

Net cash (used in) provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2021 by $588 million primarily due to the impact of adopting the 2021 GRC final decision, higher FERC revenue and lower operation and maintenance expenses, partially offset by lower insurance benefits and higher property taxes.

Net cash outflow for working capital was $953 million and $720 million during the nine months ended September 30, 2021 and 2020, respectively. Net cash outflow for working capital increased in 2021 mainly due to an increase in unbilled revenue and customer receivables of $1.2 billion in 2021 compared to $779 million in 2020.

Net cash used in regulatory assets and liabilities, including increases in net undercollections recorded in balancing accounts, was $484 million and $1.1 billion during the nine months ended September 30, 2021 and 2020, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2021

●	Net undercollections of BRRBA were $784 million and $622 million at September 30, 2021 and December 31, 2020, respectively. Net undercollections increased by $162 million primarily driven by adoption of 2021 GRC final decision, including authorized additional revenue requirement for the first nine months of 2021 to be collected over a 27-month period starting October 2021. The undercollections are partially offset by current year overcollection due to higher sales volume and rates, and recovery of prior year undercollections, including WEMA and GS&RP to be collected over a two-year and one-year period, respectively, starting October 2020.
●	Undercollections of $218 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs, partially offset by authorized revenue to recover certain wildfire insurance expenses and vegetation management expenses as a result of the 2021 GRC final decision. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
●	Undercollections of CEMA accounts decreased by $74 million as a result of approval to recover drought restoration costs, which was transferred to BRRBA for recovery, partially offset by additional restoration costs due to wildfire events in 2020.
●	Net overcollections of GHG and low carbon fuel standard revenue increased by $129 million primarily due to receipt of GHG auction revenue, partially offset by climate credits paid to the customer.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account ("NSGBA") increased by $105 million primarily due to current year undercollections as a result of higher gas and power prices, partially offset by higher sales load and rates than forecast, and recovery of prior PABA and NSGBA undercollections.
●	Net undercollections of $119 million related to customer uncollectible expenses from COVID-19-related memorandum and balancing accounts.
●	Undercollection of $71 million in the CSRP memorandum account related to CSRP implementation costs.

2020

●	Net undercollections of BRRBA were $420 million at September 30, 2020, compared to net overcollections of

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

●	Undercollections of $193 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs, partially offset by an approximately $500 million reclassification to BRRBA as discussed above. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
●	Net overcollections of FERC balancing accounts decreased by $94 million primarily due to a refund of prior year overcollections, $84 million expected recoveries from FERC customers related to 2017/2018 Wildfire/Mudslide Events and higher expenses related to wildfire and vegetation management, partially offset by overcollections due to current year billing at a higher ROE than approved in the 2019 Formula Rate Settlement.

●	Net undercollections for ERRA, PABA and NSGBA decreased by $154 million primarily due to recovery of prior ERRA and PABA undercollections, partially offset by undercollections in 2020 due to higher than forecasted power purchase price, lower than forecasted sales volume in current year, and refunds of prior overcollections from the New System Generation Balancing Account.

●	Undercollections of $107 million related to incremental costs associated with COVID-19, primarily related to customer uncollectibles, sequestering certain SCE employees and coordination of SCE's response to the emergency. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

Cash flows provided by (used in) other noncurrent assets and liabilities were primarily related to wildfire insurance recoveries of $708 million and $73 million in the first nine months of 2021 and 2020, respectively. Cash flow for other noncurrent assets and liabilities in 2021 also includes payments of decommissioning costs of $191 million and net loss from investments of $20 million. Cash flow for other noncurrent assets and liabilities in 2020 includes payments of decommissioning costs of $164 million, partially offset by SCE's net earnings from nuclear decommissioning trust investments of $23 million. See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the nine months ended September 30, 2021 and 2020. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Nine months ended September 30,
(in millions)	2021	2020
Issuances of first and refunding mortgage bonds, including premium/discount and net of issuance costs	$4,798	$2,330
Long-term debt repaid or repurchased	(1,031)	(698)
Commercial paper financing, net	(725)	73
Short-term debt financing, net	750	1,129
Capital contributions from Edison International Parent	1,308	1,107
Redemptions of preferred and preference stock	—	(308)
Payment of common stock dividends to Edison International	(650)	(1,007)
Payment of preferred and preference stock dividends	(85)	(97)
Other	12	1
Net cash provided by financing activities	$4,377	$2,530

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($3.9 billion for the nine months ended September 30, 2021 and 2020). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $204 million and $123 million during the nine months ended September 30, 2021 and 2020, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2021	2020
Net cash used in operating activities:
Net (losses) earnings from nuclear decommissioning trust investments	$(20)	$23
SCE's decommissioning costs	(191)	(164)
Net cash provided by investing activities:
Proceeds from sale of investments	3,218	4,754
Purchases of investments	(3,014)	(4,631)
Net cash impact	$(7)	$(18)

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($191 million and $164 million in 2021 and 2020, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($184 million and $146 million in 2021 and 2020, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Nine months ended September 30,
(in millions)	2021	2020
Net cash used in operating activities	$(122)	$(91)
Net cash provided by financing activities	129	117
Net cash used in investing activities	—	(8)
Net increase in cash and cash equivalents	$7	$18

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

●	$122 million and $91 million cash outflow from operating activities in 2021 and 2020, respectively, primarily due to payments relating to interest and operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Nine months ended September 30,
(in millions)	2021	2020
Dividends paid to Edison International common shareholders	$(741)	$(691)
Dividends paid to Edison International preferred shareholders	(35)	—
Dividends received from SCE	650	1,007
Capital contributions to SCE	(1,308)	(1,107)
Issuance of common stock	28	896
Issuance of preferred stock, net of issuance costs	1,235	—
Long-term debt issuance, net of discount and issuance costs	—	396
Long-term debt repayments	—	(400)
Commercial paper borrowing, net	290	—
Other	10	16
Net cash provided by financing activities	$129	$117

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

Commodity Price Risk

SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $144 million and $108 million on SCE's consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of setoff. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2021, SCE's power and gas trading counterparty credit risk exposure was $141 million, which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per-share amounts, unaudited)	2021	2020	2021	2020
Total operating revenue	$5,299	$4,644	$11,574	$10,421
Purchased power and fuel	2,088	1,817	4,384	3,813
Operation and maintenance	1,222	1,248	2,817	2,885
Wildfire-related claims, net of insurance recoveries	1,273	1,297	1,276	1,303
Wildfire Insurance Fund expense	54	85	161	252
Depreciation and amortization	599	490	1,657	1,463
Property and other taxes	113	114	356	328
Impairment and other expense (income)	78	(28)	67	(46)
Total operating expenses	5,427	5,023	10,718	9,998
Operating (loss) income	(128)	(379)	856	423
Interest expense	(245)	(222)	(694)	(676)
Other income	47	84	195	217
(Loss) income before income taxes	(326)	(517)	357	(36)
Income tax expense (benefit)	(29)	(275)	3	(355)
Net (loss) income	(297)	(242)	354	319
Preferred and preference stock dividend requirements of SCE	27	46	80	106
Preferred stock dividend requirement of Edison International	17	—	38	—
Net (loss) income attributable to Edison International common shareholders	$(341)	$(288)	$236	$213
Basic (loss) earnings per share:
Weighted average shares of common stock outstanding	380	378	380	371
Basic (loss) earnings per common share attributable to Edison International common shareholders	$(0.90)	$(0.76)	$0.62	$0.57
Diluted (loss) earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	380	378	380	372
Diluted (loss) earnings per common share attributable to Edison International common shareholders	$(0.90)	$(0.76)	$0.62	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2021	2020	2021	2020
Net (loss) income	$(297)	$(242)	$354	$319
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	2	2	6	6
Other comprehensive income, net of tax	2	2	6	6
Comprehensive (loss) income	(295)	(240)	360	325
Less: Comprehensive income attributable to noncontrolling interests	27	46	80	106
Comprehensive (loss) income attributable to Edison International	$(322)	$(286)	$280	$219

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	September 30,	December 31,
(in millions, unaudited)	2021	2020
ASSETS
Cash and cash equivalents	$524	$87
Receivables, less allowances of $245 and $188 for uncollectible accounts at respective dates	1,612	1,130
Accrued unbilled revenue	1,122	521
Insurance receivable	—	708
Income tax receivables	—	68
Inventory	412	405
Prepaid expenses	327	281
Regulatory assets	1,553	1,314
Wildfire Insurance Fund contributions	204	323
Other current assets	274	224
Total current assets	6,028	5,061
Nuclear decommissioning trusts	4,769	4,833
Marketable securities	13	—
Other investments	35	53
Total investments	4,817	4,886
Utility property, plant and equipment, less accumulated depreciation and amortization of $11,093 and $10,681 at respective dates	49,561	47,653
Nonutility property, plant and equipment, less accumulated depreciation of $98 and $94 at respective dates	193	186
Total property, plant and equipment	49,754	47,839
Receivables, less allowances of $93 for uncollectible accounts at September 30, 2021	106	—
Regulatory assets (includes $328 at September 30, 2021 related to Variable Interest Entities "VIEs")	7,386	7,120
Wildfire Insurance Fund contributions	2,410	2,443
Operating lease right-of-use assets	1,532	1,088
Long-term insurance receivables	76	75
Other long-term assets	914	860
Total long-term assets	12,424	11,586
Total assets	$73,023	$69,372

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	September 30,	December 31,
(in millions, except share amounts, unaudited)	2021	2020
LIABILITIES AND EQUITY
Short-term debt	$3,042	$2,398
Current portion of long-term debt	776	1,029
Accounts payable	2,039	1,980
Wildfire-related claims	84	2,231
Customer deposits	200	243
Regulatory liabilities	583	569
Current portion of operating lease liabilities	355	215
Other current liabilities	1,883	1,612
Total current liabilities	8,962	10,277
Long-term debt (includes $320 at September 30, 2021 related to VIEs)	23,342	19,632
Deferred income taxes and credits	5,524	5,368
Pensions and benefits	531	563
Asset retirement obligations	2,739	2,930
Regulatory liabilities	8,584	8,589
Operating lease liabilities	1,177	873
Wildfire-related claims	2,308	2,281
Other deferred credits and other long-term liabilities	3,114	2,910
Total deferred credits and other liabilities	23,977	23,514
Total liabilities	56,281	53,423
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares issued and outstanding at September 30, 2021)	1,235	—
Common stock, no par value (800,000,000 shares authorized; 379,887,286 and 378,907,147 shares issued and outstanding at respective dates)	6,033	5,962
Accumulated other comprehensive loss	(63)	(69)
Retained earnings	7,636	8,155
Total Edison International's shareholders' equity	14,841	14,048
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	16,742	15,949
Total liabilities and equity	$73,023	$69,372

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2021	2020
Cash flows from operating activities:
Net income	$354	$319
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,709	1,512
Allowance for equity during construction	(92)	(87)
Impairment and other	67	(46)
Deferred income taxes	(1)	(344)
Wildfire Insurance Fund amortization expense	161	252
Other	34	31
Nuclear decommissioning trusts	(204)	(123)
Proceeds from Morongo Transmission LLC	400	—
Changes in operating assets and liabilities:
Receivables	(706)	(556)
Inventory	(10)	(24)
Accounts payable	282	7
Tax receivables and payables	204	197
Other current assets and liabilities	(716)	(311)
Regulatory assets and liabilities, net	(484)	(1,074)
Wildfire-related insurance receivable	707	73
Wildfire-related claims	(2,120)	1,267
Other noncurrent assets and liabilities	(1)	(22)
Net cash (used in) provided by operating activities	(416)	1,071
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $40 and $26 for the respective periods	4,798	2,726
Long-term debt repaid or repurchased	(1,031)	(1,098)
Short-term debt issued	2,105	1,929
Short-term debt repaid	(1,355)	(800)
Common stock issued	28	896
Preferred stock issued, net	1,235	—
Preferred and preference stock redeemed	—	(308)
Commercial paper (repayment) borrowing, net	(435)	73
Dividends and distribution to noncontrolling interests	(85)	(97)
Common stock dividends paid	(741)	(691)
Preferred stock dividends paid	(35)	—
Other	22	17
Net cash provided by financing activities	4,506	2,647
Cash flows from investing activities:
Capital expenditures	(3,948)	(3,897)
Proceeds from sale of nuclear decommissioning trust investments	3,218	4,754
Purchases of nuclear decommissioning trust investments	(3,014)	(4,631)
Other	90	80
Net cash used in investing activities	(3,654)	(3,694)
Net increase in cash, cash equivalents and restricted cash	436	24
Cash, cash equivalents and restricted cash at beginning of period	89	70
Cash, cash equivalents and restricted cash at end of period	$525	$94

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2021	2020	2021	2020
Operating revenue	$5,293	$4,635	$11,552	$10,395
Purchased power and fuel	2,088	1,817	4,384	3,813
Operation and maintenance	1,200	1,226	2,759	2,820
Wildfire-related claims, net of insurance recoveries	1,273	1,297	1,276	1,303
Wildfire Insurance Fund expense	54	85	161	252
Depreciation and amortization	598	489	1,655	1,461
Property and other taxes	111	113	353	326
Impairment and other expense (income)	79	(28)	68	(80)
Total operating expenses	5,403	4,999	10,656	9,895
Operating (loss) income	(110)	(364)	896	500
Interest expense	(211)	(188)	(593)	(575)
Other income	53	83	189	217
(Loss) income before taxes	(268)	(469)	492	142
Income tax expense (benefit)	(11)	(251)	41	(300)
Net (loss) income	(257)	(218)	451	442
Less: Preferred and preference stock dividend requirements	27	46	80	106
Net (loss) income available for common stock	$(284)	$(264)	$371	$336

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2021	2020	2021	2020
Net (loss) income	$(257)	$(218)	$451	$442
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	2	1	5	4
Other comprehensive income, net of tax	2	1	5	4
Comprehensive (loss) income	$(255)	$(217)	$456	$446

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	September 30,	December 31,
(in millions, unaudited)	2021	2020
ASSETS
Cash and cash equivalents	$484	$55
Receivables, less allowances of $245 and $188 for uncollectible accounts at respective dates	1,606	1,126
Accrued unbilled revenue	1,122	521
Insurance receivable	—	440
Insurance receivable from affiliate	—	268
Income tax receivables	—	69
Inventory	412	405
Prepaid expenses	327	280
Regulatory assets	1,553	1,314
Wildfire Insurance Fund contributions	204	323
Other current assets	267	216
Total current assets	5,975	5,017
Nuclear decommissioning trusts	4,769	4,833
Other investments	27	37
Total investments	4,796	4,870
Utility property, plant and equipment, less accumulated depreciation and amortization of $11,093 and $10,681 at respective dates	49,561	47,653
Nonutility property, plant and equipment, less accumulated depreciation of $88 and $86 at respective dates	187	180
Total property, plant and equipment	49,748	47,833
Receivables, less allowances of $93 for uncollectible accounts at September 30, 2021	106	—
Regulatory assets (includes $328 at September 30, 2021 related to VIEs)	7,386	7,120
Wildfire Insurance Fund contributions	2,410	2,443
Operating lease right-of-use assets	1,525	1,085
Long-term insurance receivables	76	75
Other long-term assets	883	843
Total long-term assets	12,386	11,566
Total assets	$72,905	$69,286

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	September 30,	December 31,
(in millions, except share amounts, unaudited)	2021	2020
LIABILITIES AND EQUITY
Short-term debt	$2,622	$2,268
Current portion of long-term debt	376	1,029
Accounts payable	2,046	1,983
Wildfire-related claims	84	2,231
Customer deposits	200	243
Regulatory liabilities	583	569
Current portion of operating lease liabilities	355	214
Other current liabilities	1,753	1,294
Total current liabilities	8,019	9,831
Long-term debt (includes $320 at September 30, 2021 related to VIEs)	20,605	16,499
Deferred income taxes and credits	6,986	6,783
Pensions and benefits	125	144
Asset retirement obligations	2,739	2,930
Regulatory liabilities	8,584	8,589
Operating lease liabilities	1,170	871
Wildfire-related claims	2,308	2,281
Other deferred credits and other long-term liabilities	3,001	2,708
Total deferred credits and other liabilities	24,913	24,306
Total liabilities	53,537	50,636
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	6,704	5,387
Accumulated other comprehensive loss	(36)	(41)
Retained earnings	8,587	9,191
Total equity	19,368	18,650
Total liabilities and equity	$72,905	$69,286

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2021	2020
Cash flows from operating activities:
Net income	$451	$442
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,703	1,506
Allowance for equity during construction	(92)	(87)
Impairment and other expense (income)	68	(80)
Deferred income taxes	39	(285)
Wildfire Insurance Fund amortization expense	161	252
Other	25	19
Nuclear decommissioning trusts	(204)	(123)
Proceeds from Morongo Transmission LLC	400	—
Changes in operating assets and liabilities:
Receivables	(704)	(564)
Inventory	(10)	(24)
Accounts payable	286	(19)
Tax receivables and payables	202	208
Other current assets and liabilities	(727)	(321)
Regulatory assets and liabilities, net	(484)	(1,074)
Wildfire-related insurance receivable	707	73
Wildfire-related claims	(2,120)	1,267
Other noncurrent assets and liabilities	5	(28)
Net cash (used in) provided by operating activities	(294)	1,162
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $40 and $30 for the respective periods	4,798	2,330
Long-term debt repaid	(1,031)	(698)
Short-term debt borrowed	2,105	1,129
Short-term debt repaid	(1,355)	—
Capital contributions from Edison International Parent	1,308	1,107
Preferred and preference stock redeemed	—	(308)
Commercial paper (repayment) borrowing, net	(725)	73
Dividends paid	(735)	(1,104)
Other	12	1
Net cash provided by financing activities	4,377	2,530
Cash flows from investing activities:
Capital expenditures	(3,946)	(3,894)
Proceeds from sale of nuclear decommissioning trust investments	3,218	4,754
Purchases of nuclear decommissioning trust investments	(3,014)	(4,631)
Other	88	85
Net cash used in investing activities	(3,654)	(3,686)
Net increase in cash, cash equivalents and restricted cash	429	6
Cash, cash equivalents and restricted cash at beginning of period	56	24
Cash, cash equivalents and restricted cash at end of period	$485	$30

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

In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the operating results for the full year. Certain prior period amounts have been conformed to the current period's presentation.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	September 30,	December 31,	September 30,	December 31,
(in millions)	2021	2020	2021	2020
Money market funds	$463	$62	$438	$38

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period as follows:

	Edison International		SCE
	September 30,	December 31,	September 30,	December 31,
(in millions)	2021	2020	2021	2020
Book balances reclassified to accounts payable	$33	$69	$33	$69

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	September 30,	December 31,
(in millions)	2021	2020
Edison International:
Cash and cash equivalents	$524	$87
Short-term restricted cash[1]	1	2
Total cash, cash equivalents, and restricted cash	$525	$89
SCE:
Cash and cash equivalents	$484	$55
Short-term restricted cash[1]	1	1
Total cash, cash equivalents, and restricted cash	$485	$56
1	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectability and current economic trends, including unemployment rates and any likelihood of recession for the region. At September 30, 2021, this included the estimated impacts of the COVID-19 pandemic.

The following tables set forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	September 30, 2021				September 30, 2020
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$254	$16	$270		$75	$15	$90
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	9	4	13		11	4	15
Included in operation and maintenance expenses in cost-recovery activities[2]	52	—	52		—	—	—
Deferred to regulatory memorandum accounts	7	—	7		43	—	43
Less: write-offs, net of recoveries	1	3	4		5	2	7
Ending balance	$321	$17	$338	³	$124	$17	$141

	Nine months ended				Nine months ended
	September 30, 2021				September 30, 2020
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$175	$13	$188		$35	$14	$49
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	27	11	38		39	11	50
Included in operation and maintenance expenses in cost-recovery activities[2]	112	—	112		—	—	—
Deferred to regulatory memorandum accounts	13	—	13		64	—	64
Less: write-offs, net of recoveries	6	7	13		14	8	22
Ending balance	$321	$17	$338	³	$124	$17	$141
1	Earning activities is one of SCE's disaggregated revenue sources. Please refer to Note 7 for further details.
2	Cost-recovery activities is one of SCE's disaggregated revenue sources. Please refer to Note 7 for further details. This portion of costs from the allowance for uncollectible expenses is recovered through the residential uncollectibles balancing account. See Note 11 for further details.
3	In June 2021, CPUC issued a decision to allow residential and small business customers of the large investor-owned utilities with arrearages over 60 days old to be enrolled in 24-month payment plans. Accordingly, approximately $199 million of gross account receivables and $93 million of allowance for uncollectible accounts have been reclassified to "Long-term account receivables" on Edison International's and SCE's consolidated balance sheets as of September 30, 2021.

Nuclear Decommissioning and Asset Retirement Obligations

As a result of an update to SCE's cost estimate for decommissioning activities to be completed at San Onofre Units 1, 2 and 3, SCE recorded a decrease of $131 million to its asset retirement obligation ("ARO") in the third quarter of 2021.

Revenue Recognition

Regulatory Proceedings

2021 General Rate Case

SCE accounts for regulatory decisions in the period in which they are received and, accordingly, recorded the impact of the 2021 GRC decision in the third quarter of 2021. In the absence of a final decision in the 2021 GRC, SCE recognized revenue in the first and second quarter of 2021 based on the 2020 GRC authorized revenue requirement. The final decision, received in August 2021, authorized a base rate revenue requirement of $6.9 billion in 2021, an increase of $1.0 billion over revenue requirements authorized for 2020 in the 2018 GRC. See Note 11 for further information.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2021	2020	2021	2020
Basic earnings per share:
Net (loss) income attributable to common shareholders	$(341)	$(288)	$236	$213
Participating securities dividends	—	—	—	—
Net (loss) income available to common shareholders	$(341)	$(288)	$236	$213
Weighted average common shares outstanding	380	378	380	371
Basic (loss) earnings per share	$(0.90)	$(0.76)	$0.62	$0.57
Diluted (loss) earnings per share:
Net (loss) income attributable to common shareholders	$(341)	$(288)	$236	$213
Participating securities dividends	—	—	—	—
Net (loss) income available to common shareholders	$(341)	$(288)	$236	$213
Income impact of assumed conversions	—	—	—	—
Net (loss) income available to common shareholders and assumed conversions	$(341)	$(288)	$236	$213
Weighted average common shares outstanding	380	378	380	371
Incremental shares from assumed conversions[1]	—	—	—	1
Adjusted weighted average shares – diluted	380	378	380	372
Diluted (loss) earnings per share	$(0.90)	$(0.76)	$0.62	$0.57
1	Due to the losses reported for the quarters ended September 30, 2021 and September 30, 2020, incremental shares were not included as the effect would be antidilutive.

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 11,315,504 and 9,158,974 shares of common stock for the three months ended September 30, 2021 and 2020, respectively, and 11,351,651 and 9,079,789 shares of common stock for the nine months ended September 30, 2021 and 2020, respectively were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Subsequent Event

In October 2021, in response to a CPUC emergency reliability rulemaking proceeding, SCE contracted for the construction of utility owned storage at three sites in SCE's service territory with an aggregate capacity of 537.5 megawatts ("MW"). The storage projects are expected to result in $1.0 billion of capital expenditures, through the anticipated in-service date in the summer of 2022.

In October 2021, SCE filed an advice letter requesting recovery of these forecasted expenditures and seeking balancing account treatment for the associated revenue requirement, to be reflected in rates beginning in the first quarter of 2022. Work on these projects will commence prior to approval of the advice letter. A CPUC decision on the advice letter is expected prior to the end of January 2022. SCE may terminate the contract for these projects for convenience, including if regulatory approval is not obtained. If SCE terminates the contract for convenience in January 2022, SCE could incur costs estimated to be approximately $500 million.

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

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the three and nine months ended September 30, 2021:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2020	$—	$5,962	$(69)	$8,155	$14,048	$1,901	$15,949
Net income	—	—	—	263	263	27	290
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	21	—	—	21	—	21
Preferred stock issued, net of issuance cost	1,237	—	—	—	1,237	—	1,237
Common stock dividends declared ($0.6625 per share)	—	—	—	(251)	(251)	—	(251)
Preferred stock dividend accrued ($3.434 per share)	—	—	—	(4)	(4)	—	(4)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation	—	6	—	—	6	—	6
Balance at March 31, 2021	$1,237	$5,989	$(67)	$8,163	$15,322	$1,901	$17,223
Net income	—	—	—	335	335	26	361
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	14	—	—	14	—	14
Preferred stock issuance cost	(2)	—	—	—	(2)	—	(2)
Common stock dividends declared ($0.6625 per share)	—	—	—	(252)	(252)	—	(252)
Preferred stock dividend accrued ($13.2882 per share)	—	—	—	(17)	(17)	—	(17)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	10	—	—	10	—	10
Balance at June 30, 2021	$1,235	$6,013	$(65)	$8,229	$15,412	$1,901	$17,313
Net (loss) income	—	—	—	(324)	(324)	27	(297)
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	10	—	—	10	—	10
Common stock dividends declared ($0.6625 per share)	—	—	—	(252)	(252)	—	(252)
Preferred stock dividend accrued ($13.4375 per share)	—	—	—	(17)	(17)	—	(17)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation	—	10	—	—	10	—	10
Balance at September 30, 2021	$1,235	$6,033	$(63)	$7,636	$14,841	$1,901	$16,742

The following table provides Edison International's changes in equity for the three and nine months ended September 30, 2020:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated			Preferred
			Other			and
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2019	$—	$4,990	$(69)	$8,382	$13,303	$2,193	$15,496
Net income	—	—	—	183	183	30	213
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	88	—	—	88	—	88
Common stock dividends declared ($0.6375 per share)	—	—	—	(232)	(232)	—	(232)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(30)	(30)
Noncash stock-based compensation	—	7	—	—	7	—	7
Balance at March 31, 2020	$—	$5,085	$(67)	$8,333	$13,351	$2,193	$15,544
Net income	—	—	—	318	318	30	348
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	815	—	—	815	—	815
Common stock dividends declared ($0.6375 per share)	—	—	—	(241)	(241)	—	(241)
Dividends to noncontrolling interests ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(30)	(30)
Noncash stock-based compensation	—	8	—	—	8	—	8
Balance at June 30, 2020	$—	$5,908	$(65)	$8,410	$14,253	$2,193	$16,446
Net (loss) income	—	—	—	(288)	(288)	46	(242)
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	15	—	—	15	—	15
Common stock dividends declared ($0.6375 per share)	—	—	—	(241)	(241)	—	(241)
Dividends to noncontrolling interests ($0.247 - $0.289 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(31)	(31)
Noncash stock-based compensation and other	—	7	—	—	7	1	8
Redemption of preferred and preference stock	—	—	—	—	—	(308)	(308)
Balance at September 30, 2020	$—	$5,930	$(63)	$7,881	$13,748	$1,901	$15,649

The following table provides SCE's changes in equity for the three and nine months ended September 30, 2021:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	900	—	—	900
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends on preference stock ($15.625 - $35.936 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(4)	—	—	(4)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	$1,945	$2,168	$6,286	$(39)	$9,162	$19,522
Net income	—	—	—	—	385	385
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	325	—	—	325
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock ($15.625 - $35.936 per share)	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	—	5	—	—	5
Balance at June 30, 2021	$1,945	$2,168	$6,616	$(38)	$9,196	$19,887
Net loss	—	—	—	—	(257)	(257)
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	83	—	—	83
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock ($15.625 - $35.936 per share)	—	—	—	—	(27)	(27)
Noncash stock-based compensation and other	—	—	5	—	—	5
Balance at September 30, 2021	$1,945	$2,168	$6,704	$(36)	$8,587	$19,368

The following table provides SCE's changes in equity for the three and nine months ended September 30, 2020:

	Preferred			Accumulated
	and		Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827
Net income	—	—	—	—	249	249
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	269	—	—	269
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred stock ($0.255 - $0.299 per share) and preference stock (15.625 - $35.936 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(5)	—	—	(5)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2020	$2,245	$2,168	$4,207	$(37)	$9,463	$18,046
Net income	—	—	—	—	411	411
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	619	—	—	619
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred and preference stock ($0.255 - $0.299 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(30)	(30)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at June 30, 2020	$2,245	$2,168	$4,829	$(36)	$9,575	$18,781
Net loss	—	—	—	—	(218)	(218)
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	219	—	—	219
Dividends declared on common stock ($0.6185 per share)	—	—	—	—	(269)	(269)
Dividends declared on preferred and preference stock ($0.247 - $0.289 per share for preferred stock; $15.625 - $35.936 per share for preference stock)	—	—	—	—	(31)	(31)
Noncash stock-based compensation and other	—	—	3	—	1	4
Redemption of preferred and preference stock	(300)	—	7	—	(15)	(308)
Balance at September 30, 2020	$1,945	$2,168	$5,058	$(35)	$9,043	$18,179

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

During the first quarter of 2021, SCE Recovery Funding LLC issued $338 million of securitized bonds in three tranches and used the proceeds to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service territory, associated with the AB 1054 Excluded Capital Expenditures ("Recovery Property"), until the bonds are paid in full and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. For further details, see Note 5.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

(in millions)	September 30, 2021
Other current assets	$30
Regulatory assets: Non-current	328
Regulatory liabilities: Current	(18)
Current portion of long-term debt	(15)
Other current liabilities	(3)
Long-term debt[1]	(320)
1	The bondholders have no recourse to SCE.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheets that relate to involvement with VIEs result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2020 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,455 MW and 5,356 MW at September 30, 2021 and 2020, respectively, and the amounts that SCE paid to these projects were $248 million and $360 million for the three months ended September 30, 2021 and 2020, respectively, and $519 million and $661 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of September 30, 2021 and December 31, 2020 consisted of investments of $220 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

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

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2021 and December 31, 2020, nonperformance risk was not material for Edison International and SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2021
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$128	$113	$(97)	$144
Money market funds and other	438	23	—	—	461
Nuclear decommissioning trusts:
Stocks[2]	1,820	—	—	—	1,820
Fixed Income[3]	1,084	1,603	—	—	2,687
Short-term investments, primarily cash equivalents	171	138	—	—	309
Subtotal of nuclear decommissioning trusts[4]	3,075	1,741	—	—	4,816
Total assets	3,513	1,892	113	(97)	5,421
Liabilities at fair value
Derivative contracts	—	3	8	(11)	—
Total liabilities	—	3	8	(11)	—
Net assets	$3,513	$1,889	$105	$(86)	$5,421

	December 31, 2020
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$120	$(18)	$108
Money market funds and other	39	23	—	—	62
Nuclear decommissioning trusts:
Stocks[2]	1,908	—	—	—	1,908
Fixed Income[3]	519	2,113	—	—	2,632
Short-term investments, primarily cash equivalents	447	52	—	—	499
Subtotal of nuclear decommissioning trusts[4]	2,874	2,165	—	—	5,039
Total assets	2,913	2,194	120	(18)	5,209
Liabilities at fair value
Derivative contracts	—	10	12	(22)	—
Total liabilities	—	10	12	(22)	—
Net assets	$2,913	$2,184	$108	$4	$5,209
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 73% and 71% of SCE's equity investments were in companies located in the United States at September 30, 2021 and December 31, 2020, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $30 million and $29 million at September 30, 2021 and December 31, 2020, respectively.
4	Excludes net payables of $47 million and $206 million at September 30, 2021 and December 31, 2020, respectively, which consist of payables and receivables related to SCE's pending securities purchases and sales as well as interest and dividend receivables.

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of $13 million in an equity investment as of September 30, 2021 and money market funds of $25 million and $24 million at September 30, 2021 and December 31, 2020, respectively, and classified as Level 2 consisted of short-term investments of $3 million and $5 million at September 30, 2021 and December 30, 2020, respectively.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Fair value of net assets at beginning of period	$67	$34	$108	$78
Purchases	—	1	—	8
Sales	(1)	(1)	(2)	(5)
Settlements	(30)	(69)	(46)	(95)
Total realized/unrealized losses [1,2]	69	63	45	42
Fair value of net assets at end of period	$105	$28	$105	$28
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2	There were no material transfers into or out of Level 3 during 2021 and 2020.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
September 30, 2021	$113	$8	Auction prices	CAISO CRR auction prices	$(6.89) - $64.56	$1.84
December 31, 2020	120	12	Auction prices	CAISO CRR auction prices	(9.67) - 300.47	2.75

Level 3 Fair Value Uncertainty

For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value, respectively, as of September 30, 2021.

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

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	September 30, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$24,118	$26,389	$20,337	$23,824
SCE	20,981	23,018	17,204	20,365
1	Carrying value is net of debt issuance costs.
2	The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

In the first quarter of 2021, SCE issued $150 million of 2.25% first and refunding mortgage bonds due in 2030 and $750 million of 2.95% first and refunding mortgage bonds due in 2051. The proceeds were primarily used to repay SCE's commercial paper borrowings and for general corporate purposes.

In the second quarter of 2021, SCE issued $400 million of Secured Overnight Financing Rate ("SOFR") plus 0.64% first and refunding mortgage bonds due in 2023, $400 million of SOFR plus 0.83% of first and refunding mortgage bonds due in 2024, $350 million of 0.70% first and refunding mortgage bonds due in 2023 and $700 million of 1.10% first and refunding mortgage bonds due in 2024. The proceeds of these issuances were used to fund the payment of wildfire claims exceeding insurance proceeds and repay commercial paper borrowings that were used to fund the payment of wildfire claims, including amounts paid under the Woolsey Subrogation Settlement. Additionally, SCE issued $450 million of 2.50% first and refunding mortgage bonds due in 2031 and $450 million of 3.65% first and refunding mortgage bonds due in 2051. The proceeds were used to finance or refinance eligible sustainable projects.

In August 2021, SCE issued $400 million of 0.70% first and refunding mortgage bonds due in 2023 and $450 million of 0.975% first and refunding mortgage bonds due in 2024. The proceeds of these issuances were used to fund payment of wildfire claims above the amount of expected insurance proceeds, to repay commercial paper borrowings used to fund the payment of such wildfire claims and for general corporate purposes.

Senior Secured Recovery Bonds

During the first quarter of 2021, SCE Recovery Funding LLC issued $338 million of Senior Secured Recovery Bonds, Series 2021-A, in three tranches ("Recovery Bonds") and used the proceeds to acquire SCE's right, title and interest in and to non-bypassable rates and other charges associated with the AB 1054 Excluded Capital Expenditures to be collected from certain existing and future customers in SCE's service territory ("Recovery Property"). The three tranches of Recovery Bonds consisted of: $138 million, 0.861% with final maturity in 2033; $100 million, 1.94% with final maturity in 2040; and $100 million, 2.51% with final maturity in 2045. The Recovery Bonds are payable only from and secured by the Recovery Property. SCE Recovery Funding LLC is consolidated by SCE for financial reporting purposes, however, the Recovery Bonds do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. SCE used the proceeds it received from the sale of Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including the retirement of related debt and financing costs. For further details, see Note 3.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at September 30, 2021:

(in millions, except for rates)
Execution	Termination	SOFR			Outstanding	Outstanding	Amount
date	date	plus (bps)	Use of proceeds	Commitment	borrowings	letters of credit	available
Edison International Parent
June 2019	May 2025	128	Support commercial paper borrowings and general corporate purposes[1,2]	$1,500	$420	$—	$1,080
Total Edison International Parent:				$1,500	$420	$—	$1,080
SCE
June 2019	May 2025	108	Support commercial paper borrowings and general corporate purposes[2]	$3,350	$—	$246	$3,104
Total SCE:				$3,350	$—	$246	$3,104
Total Edison International:				$4,850	$420	$246	$4,184
1	At September 30, 2021 Edison International Parent had $420 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.39%.
2	In April 2021, SCE and Edison International Parent amended their respective revolving credit facilities to extend each of the termination dates to May 2025 and implement the transition from LIBOR to SOFR. Additionally, SCE and the lenders agreed to increase the commitment amount by $350 million, bringing the total to $3.4 billion. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Term loan and other short-term debt

In the second quarter of 2021, SCE borrowed $1.2 billion under a term loan agreement due in May 2022 with a variable interest rate based on SOFR plus 0.60%. SCE used the proceeds to repay all outstanding indebtedness under SCE's 364-day revolving credit agreement and term loan credit agreement, both entered into during March 2020, for $800 million and $148 million, respectively, and to finance certain capital projects related to wildfire mitigation that meet the green loan principles set forth by international loan market organizations including the Loan Syndications and Trading Association. Additionally, SCE issued $475 million of SOFR plus 0.35% first and refunding mortgage bonds due in 2022. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features were less than $1 million as of September 30, 2021 and December 31, 2020, for which SCE posted no collateral to its counterparties for its derivative liabilities and related outstanding payables for both periods. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2021, SCE would be required to post $18 million of collateral, all of which is related to outstanding payables.

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

	September 30, 2021
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$213	$28	$241	$8	$3	$11	$230
Gross amounts offset in the consolidated balance sheets	(8)	(3)	(11)	(8)	(3)	(11)	—
Cash collateral posted[3]	(86)	—	(86)	—	—	—	(86)
Net amounts presented in the consolidated balance sheets	$119	$25	$144	$—	$—	$—	$144

	December 31, 2020
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$103	$23	$126	$16	$6	$22	$104
Gross amounts offset in the consolidated balance sheets	(12)	(6)	(18)	(12)	(6)	(18)	—
Cash collateral posted[3]	—	—	—	(4)	—	(4)	4
Net amounts presented in the consolidated balance sheets	$91	$17	$108	$—	$—	$—	$108
1	Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3	At September 30, 2021, SCE offset $86 million of cash collateral against derivative assets , of which $76 million was reflected in "Cash" and $10 million in "Receivables" on the consolidated balance sheets. At December 31, 2020, SCE posted $17 million of cash, of which $4 million was offset against derivative liabilities and $13 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Realized gains	$66	$128	$193	$68
Unrealized gains (losses)	116	75	126	(39)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	September 30, 2021	December 31, 2020
Electricity options, swaps and forwards	GWh	1,036	1,581
Natural gas options, swaps and forwards	Bcf	50	34
Congestion revenue rights	GWh	41,573	41,151

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended September 30, 2021			Three months ended September 30, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$2,260	$2,804	$5,064	$1,893	$2,327	$4,220
Alternative revenue programs and other operating revenue[3]	135	94	229	233	182	415
Total operating revenue	$2,395	$2,898	$5,293	$2,126	$2,509	$4,635

	Nine months ended September 30, 2021			Nine months ended September 30, 2020
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$5,667	$5,422	$11,089	$5,175	$4,265	$9,440
Alternative revenue programs and other operating revenue[3]	325	138	463	467	488	955
Total operating revenue	$5,992	$5,560	$11,552	$5,642	$4,753	$10,395
1	The revenue requirements in the 2021 GRC final decision are retroactive to January 1, 2021. SCE recorded the impact of the 2021 GRC decision in third quarter of 2021, including $404 million related to the six-month period ended June 30, 2021.
2	At September 30, 2021 and December 31, 2020, SCE's receivables related to contracts from customers were $2.8 billion and $1.5 billion, respectively, which include accrued unbilled revenue of $1.1 billion and $521 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Deferred Revenue

In July 2021, Morongo Transmission LLC ("Morongo") paid SCE $400 million for the use of a portion of the West of Devers transmission line transfer capability. Under the terms of the agreement with Morongo, SCE will provide Morongo with the use of a portion of the West of Devers transmission line transfer capability for a period of 30 years, commencing in August 2021. After the 30-year contract term, the transfer capability will revert back to SCE. SCE recognized the entire proceeds as deferred revenue and will amortize deferred revenues from the use of the transfer capability over the 30-year term on a straight-line basis resulting in revenue of $13 million per year. As of September 30, 2021, the deferred revenue is $398 million, of which $13 million and $385 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. For the three months ended September 30, 2021, SCE has recognized revenue of $2 million.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Edison International:
(Loss) income from operations before income taxes	$(326)	$(517)	$357	$(36)
Provision for income tax at federal statutory rate of 21%	(68)	(108)	75	(7)
Increase (decrease) in income tax from:
State tax, net of federal benefit	(39)	(67)	(28)	(74)
Property-related	(33)	(81)	(159)	(228)
Average rate assumption method ("ARAM") adjustment [1]	87	—	87	—
Change related to uncertain tax position[2]	—	—	—	(15)
Insurance benefits	(2)	(5)	(7)	(12)
Wildfire related charges[3]	31	—	31	—
Other	(5)	(14)	4	(19)
Total income tax expense (benefit)	$(29)	$(275)	$3	$(355)
Effective tax rate	(8.9)%	(53.2)%	0.8%	(986.1)%
SCE:
(Loss) income from operations before income taxes	$(268)	$(469)	$492	$142
Provision for income tax at federal statutory rate of 21%	(56)	(98)	103	30
Increase (decrease) in income tax from:
State tax, net of federal benefit	(32)	(61)	(17)	(62)
Property-related	(33)	(81)	(159)	(228)
ARAM adjustment [1]	87	—	87	—
Change related to uncertain tax position[2]	—	—	—	(18)
Insurance benefits	(2)	(5)	(7)	(12)
Wildfire related charges[3]	31	—	31	—
Other	(6)	(6)	3	(10)
Total income tax expense (benefit)	$(11)	$(251)	$41	$(300)
Effective tax rate	(4.1)%	(53.5)%	8.3%	(211.3)%
1	In July 2021, SCE received the IRS's response to its private letter ruling request, regarding the scope of the deferred tax normalization requirements and the computations required to comply with the average rate assumption method. As a result, SCE's estimate changed and a cumulative true up of $87 million reduction in tax benefits was recorded in the third quarter of 2021, for the period of January 1, 2018 to June 30, 2021. The above true up has an offsetting revenue adjustment resulting in no impact on earnings.
2	Primarily relates to the re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.
3	Relates to portions of the estimated charge for the 2017/2018 Wildfire/Mudslide Events recorded in the third quarter of 2021, assumed to be non-deductible for tax purposes.

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

Tax Disputes

Tax years that remain open for examination by the IRS and the California Franchise Tax Board ("FTB") are 2016 – 2020 and 2013 – 2020, respectively.

In October 2021, Edison International and subsidiaries reached a settlement with the FTB for tax years 2007 – 2012. Edison International anticipates recording a $60 million cash refund and approximately $148 million of earnings benefit resulting from the settlement in the fourth quarter of 2021.

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Edison International:
Service cost	$34	$31	$102	$93
Non-service cost (benefit)
Interest cost	26	31	78	92
Expected return on plan assets	(56)	(55)	(168)	(163)
Amortization of prior service cost	—	—	—	1
Amortization of net loss[1]	3	3	9	9
Regulatory adjustment	4	2	12	6
Total non-service benefit[2]	$(23)	$(19)	$(69)	$(55)
Total expense recognized	$11	$12	$33	$38
SCE:
Service cost	$33	$31	$99	$91
Non-service cost (benefit)
Interest cost	24	29	72	85
Expected return on plan assets	(53)	(51)	(159)	(153)
Amortization of prior service cost	—	—	—	1
Amortization of net loss[1]	2	2	6	6
Regulatory adjustment	4	2	12	6
Total non-service benefit[2]	$(23)	$(18)	$(69)	$(55)
Total expense recognized	$10	$13	$30	$36
1	Represents the amount of net loss reclassified from other comprehensive loss.
2	Included in "Other income" on Edison International's and SCE's consolidated statement of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Service cost	$10	$10	$30	$28
Non-service cost (benefit)
Interest cost	14	17	42	51
Expected return on plan assets	(27)	(29)	(81)	(89)
Amortization of prior service cost	—	(1)	—	(1)
Amortization of net gain	(8)	(5)	(24)	(13)
Regulatory adjustment	11	8	33	24
Total non-service benefit[1]	$(10)	$(10)	$(30)	$(28)
Total expense	$—	$—	$—	$—
1	Included in "Other income" on Edison International's and SCE's consolidated statement of income.

Note 10.Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Cost		Fair Value
	Longest	September 30,	December 31,	September 30,	December 31,
(in millions)	Maturity Dates	2021	2020	2021	2020
Stocks	—	N/A	N/A	$1,819	$1,908
Municipal bonds	2054	$836	$1,013	990	1,218
U.S. government and agency securities	2067	1,129	740	1,238	864
Corporate bonds	2070	394	460	459	550
Short-term investments and receivables/payables[1]	One-year	252	281	263	293
Total		$2,611	$2,494	$4,769	$4,833
1	Short-term investments include $59 million and $138 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by October 1, 2021 and January 4, 2021 as of September 30, 2021 and December 31, 2020, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.9 billion and $2.1 billion at September 30, 2021 and December 31, 2020, respectively.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $511 million and $515 million at September 30, 2021 and December 31, 2020, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.3 billion at both September 30, 2021 and December 31, 2020.

The following table summarizes the gains and losses for the trust investments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Gross realized gains	$77	$51	$328	$165
Gross realized losses	(5)	(2)	(21)	(5)
Net unrealized (losses) gains for equity securities	(74)	110	(41)	5

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Edison International's Investments

Edison International holds strategic investments in companies focused on developing electric technologies and services. In the second quarter of 2021, one of the investments, Proterra, became publicly traded on the NASDAQ under ticker symbol PTRA. During the three and nine months ended September 30, 2021, Edison International recognized unrealized pre-tax loss of $8 million ($6 million after-tax) and unrealized pre-tax gain of $4 million ($3 million after-tax), respectively, which is reflected as "Other income" on the consolidated statements of income. See Note 16. As of September 30, 2021, the Proterra investment is measured at fair value of $13 million. For further information, see Note 4.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	September 30,	December 31,
(in millions)	2021	2020
Current:
Regulatory balancing and memorandum accounts	$1,367	$1,127
Power contracts	167	165
Other	19	22
Total current	1,553	1,314
Long-term:
Deferred income taxes, net of liabilities	4,617	4,475
Pension and other postretirement benefits	—	12
Power contracts	104	239
Unamortized investments, net of accumulated amortization	113	114
Unamortized loss on reacquired debt	124	133
Regulatory balancing and memorandum accounts	1,734	1,794
Environmental remediation	246	247
Recovery assets[1]	328	—
Other	120	106
Total long-term	7,386	7,120
Total regulatory assets	$8,939	$8,434
1	Represents the balance associated with the AB 1054 Excluded Capital Expenditures related Recovery Properties and prudently incurred financing costs securitized in 2021 with issuance of the associated bond. The recovery period is until 2043, when the bonds and interest are paid in full. For further details, see Note 3.

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	September 30,	December 31,
(in millions)	2021	2020
Current:
Regulatory balancing and memorandum accounts	$347	$471
Energy derivatives	205	87
Other	31	11
Total current	583	569
Long-term:
Cost of removal	2,735	2,595
Re-measurement of deferred taxes	2,332	2,283
Recoveries in excess of ARO liabilities[1]	2,047	1,930
Regulatory balancing and memorandum accounts	736	1,062
Other postretirement benefits	679	671
Other	55	48
Total long-term	8,584	8,589
Total regulatory liabilities	$9,167	$9,158
1	Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 10 for further discussion.

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	September 30,	December 31,
(in millions)	2021	2020
Asset (liability)
Energy resource recovery account	$348	$(89)
Portfolio allocation balancing account	98	497
New system generation balancing account	57	(10)
Public purpose programs and energy efficiency programs	(1,174)	(1,130)
Base revenue requirement balancing account	784	622
GRC wildfire mitigation balancing accounts[1]	48	—
Residential uncollectibles balancing account[2]	209	—
Greenhouse gas auction revenue and low carbon fuel standard revenue	(254)	(125)
FERC balancing accounts	3	12
Wildfire and drought restoration accounts[3]	287	361
Wildfire-related memorandum accounts[4]	1,274	1,104
COVID-19-related memorandum accounts	86	176
Customer service re-platform memorandum account[5]	101	30
Tax accounting memorandum account and pole loading balancing account	204	(35)
Other	(53)	(25)
Asset	$2,018	$1,388
1	The August 2021 final 2021 GRC decision approved the establishment of the vegetation management balancing account to track vegetation management expenses up to 115% of amounts authorized, the wildfire risk mitigation balancing account to track the costs of SCE's Wildfire Covered Conductor Program up to 110% of amounts authorized and the risk management balancing account to track the authorized costs of wildfire insurance. If spending is less than authorized, SCE will refund those amounts to customers. If spending is within the specified threshold, if any, for each balancing account, SCE will recover those costs from customers. Amounts above the specified threshold, or above amounts authorized if a higher threshold was not established, for each balancing account may be eligible for deferral to wildfire-related memorandum accounts.
2	In November 2020, the CPUC approved the establishment of the residential uncollectibles balancing account ("RUBA"), to track the difference (positive or negative) between the recorded uncollectibles expense for all customer groups and the total authorized uncollectibles revenue collected from all customers subject to a cap equal to the actual recorded uncollectibles expense for residential customers.
3	The wildfire and drought restoration accounts regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account ("CEMA").
4	The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. During 2019, the CPUC approved a Wildfire Mitigation Plan memorandum account to track costs incurred to implement SCE's Wildfire Mitigation Plan that are not currently reflected in SCE's revenue requirements, a Grid Safety and Resiliency Program Memorandum Account ("GSRPMA") to track the costs of SCE's GS&RP that are incremental to costs approved for recovery in SCE's 2018 GRC and a fire risk mitigation memorandum account to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's 2018 GRC that are not tracked in any other wildfire-related memorandum account. Revenue requirements of $326 million for 2021 expenses previously deferred as wildfire-related memorandum accounts and wildfire and drought restoration accounts were transferred to wildfire mitigation balancing accounts on approval of the 2021 GRC. The amount recorded to wildfire mitigation balancing accounts represents the difference between costs tracked in the balancing accounts and authorized revenues for those costs recorded to the base revenue requirement balancing account.

5	CSRP memorandum account was established in the 2018 GRC to track costs for implementation of a new customer service system not currently reflected in SCE's revenue requirements.

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

California has experienced unprecedented weather conditions in recent years due to climate change, and SCE's service territory remains susceptible to additional wildfire activity in 2021 and beyond. The worsening weather and fuel conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its 2020 – 2022 Wildfire Mitigation Plan ("WMP") to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities.

In addition to the investments SCE is making as part of its WMP, SCE also uses Public Safety Power Shutoffs ("PSPS") to proactively de-energize power lines as a last resort to mitigate the risk of catastrophic wildfires during extreme weather events. SCE initiated PSPS 12 times in 2020 as part of its wildfire mitigation efforts, impacting an aggregate of approximately 145,000 unique customers. In January 2021, the President of the CPUC sent SCE a letter expressing her concern regarding SCE's execution of PSPS in 2020 and notifying SCE that it must implement a PSPS action plan to reduce the impacts of PSPS on the customers and communities it serves. On a risk-informed basis, SCE is making efforts to reduce the frequency and impacts of PSPS in 2021 as compared to 2020, assuming that weather patterns in the 2021 are similar to those experienced in 2020. SCE had initiated PSPS eight times in 2021 as of October 26, 2021, impacting an aggregate of approximately 98,000 unique customers. The 2021 events consist of a January 2021 event that impacted approximately 98,000 unique customers and seven other events that impacted an aggregate of approximately 300 unique customers. SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive or unreasonable reliance on PSPS. In June 2021, the CPUC issued a final decision which, among other things, will reduce future authorized revenue for the volumetric reductions in electricity sales resulting from PSPS events initiated after June 2021 until the CPUC determines that improvements in the PSPS program have been made.

Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events, which are described below. SCE's equipment has been, and may further be, alleged to be associated with several wildfires that have originated in Southern California subsequent to 2018. Edison International and SCE expect that any losses incurred in connection with those fires will be covered by insurance, subject to self-insured retentions and co-insurance, or third-party receivables, and expect that any such losses after recoveries will not be material.

Liability Overview

The extent of liability for wildfire-related damages in actions against utilities depends on a number of factors, including whether the utility substantially caused or contributed to the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. California courts have previously found utilities to be strictly liable for property damage along with associated interest and attorneys' fees, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. If inverse condemnation is held to be inapplicable to SCE in connection with a wildfire, SCE still could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's negligence. If SCE were to be found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, clean-up costs, medical expenses, and personal injury/wrongful death claims. Additionally, SCE could potentially be subject to fines and penalties for alleged violations of CPUC rules and state laws investigated in connection with the ignition of a wildfire.

Final determinations of liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. For instance, as a result of additional information, management increased its estimated losses for the 2017/2018 Wildfire/Mudslide Events (as defined below) in the third quarter of 2021.

2017/2018 Wildfire/Mudslide Events

Wildfires in SCE's territory in December 2017 and November 2018 caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. The investigating government agencies, the Ventura County Fire Department ("VCFD") and California Department of Forestry and Fire Protection ("CAL FIRE"), have determined that the largest of the 2017 fires in SCE's territory originated on December 4, 2017, in the Anlauf Canyon area of Ventura County (the investigating agencies refer to this fire as the "Thomas Fire"), followed shortly thereafter by a second fire that originated near Koenigstein Road in the City of Santa Paula (the "Koenigstein Fire"). The December 4, 2017 fires eventually burned substantial acreage in both Ventura and Santa Barbara Counties. According to CAL FIRE, the Thomas and Koenigstein Fires, collectively, burned over 280,000 acres, destroyed or damaged an estimated 1,343 structures and resulted in two confirmed fatalities. The largest of the November 2018 fires in SCE's territory, known as the "Woolsey Fire," originated in Ventura County and burned acreage in both Ventura and Los Angeles Counties. According to CAL FIRE, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three confirmed fatalities. Four additional fatalities are alleged to have been associated with the Woolsey Fire.

As described below, multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by debris flows and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides") based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and further alleging that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 confirmed fatalities, with two additional fatalities presumed. One of the presumed fatalities has been confirmed.

The Thomas Fire, the Koenigstein Fire, the Montecito Mudslides (defined below) and the Woolsey Fire are each referred to as a "2017/2018 Wildfire/Mudslide Event," and, collectively, referred to as the "2017/2018 Wildfire/Mudslide Events." Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The 2017/2018 Wildfire/Mudslide Events are discussed further below.

Recent developments

As of September 30, 2021, in addition to the Local Public Entity Settlement, the TKM Subrogation Settlement and the Woolsey Subrogation Settlement (all defined below), SCE has entered into settlements with approximately 4,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it has agreed to pay an aggregate of approximately $1.5 billion.

In addition, in October 2021, SCE and the SED executed an agreement (the "SED Agreement") , subject to CPUC approval, to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs is comprised of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $375 million of third-party uninsured claims payments (the "SED Excluded Losses"). The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. SCE's obligations under the SED Agreement commence after CPUC approval of the SED Agreement is final and non-appealable. In the SED Agreement, SCE did not admit imprudence, negligence or liability with respect to the 2017/2018 Wildfire/Mudslide Events.

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The net result of management's third quarter 2021 review, including a review of information obtained as a result of achieving key milestones in the litigation process, including settlement activity to date and the expiration of some statutes of limitations, was a $1.3 billion increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of September 30, 2021. As a result, Edison International and SCE also recorded expected recoveries through FERC electric rates of $67 million against the charge, and the resulting net charge to earnings was $1.2 billion ($894 million after-tax). The estimated losses for the 2017/2018 Wildfire/Mudslide Events as of September 30, 2021 reflect the impact of the SED Agreement.

As of September 30, 2021, Edison International and SCE had paid $5.2 billion in settlements, had $84 million to be paid under executed settlements and had $2.2 billion of estimated losses for remaining alleged and potential claims reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $162 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including: the uncertainty in estimating damages that have been or may be alleged, the ability to reach settlements through the ongoing claims mediation processes, uncertainties related to the litigation processes, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. SCE will seek rate recovery of prudently-incurred, actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for CPUC-jurisdictional rate recovery of the $375 million of SED Excluded Losses. See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.

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

The CPUC's Safety and Enforcement Division ("SED") has conducted investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the Thomas, Koenigstein and Woolsey Fires. As discussed above, in October 2021, SCE and the SED executed the SED Agreement, subject to CPUC approval, to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events. If the SED Agreement is not approved by the CPUC, the CPUC may initiate proceedings to investigate these matters and SCE could be subject to material fines or penalties in connection with any such proceeding that is initiated.

The California Attorney General's Office has completed its investigation of the Thomas Fire and the Woolsey Fire without pursuing criminal charges.

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

Litigation

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. Because potential plaintiffs can still timely file claims related to some of the 2017/2018 Wildfire/Mudslide Events, SCE expects to be the subject of additional lawsuits related to the events. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.

As of October 26, 2021, SCE was aware of at least currently pending 280 lawsuits, representing approximately 3,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One hundred fifty-one of the 280 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least four of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. An initial trial for a limited number of plaintiffs, sometimes referred to as a bellwether trial, on certain fire only matters is currently scheduled for March 17, 2022. The bellwether trial date may be further delayed to provide SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation the opportunity to pursue settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have, and others may, opt to pursue trial outside of the settlement program.

Seventy-three of the 280 pending lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Forty-seven of the 73 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. A bellwether jury trial previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption being caused by the COVID-19 pandemic.

As of October 26, 2021, SCE was aware of at least 348 currently pending lawsuits, representing approximately 7,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Two hundred eighty-four of the 348 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least two of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. A bellwether jury trial previously scheduled for October 26, 2021 has been vacated to provide SCE and certain of the individual plaintiffs in the Woolsey Fire litigation the opportunity to pursue settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

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

As of September 30, 2021, SCE has also entered into settlements with approximately 4,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million to those individual plaintiffs. Between December 31, 2020 and September 30, 2021, SCE also entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $1.2 billion to those individual plaintiffs.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At September 30, 2021 and December 31, 2020, Edison International's and SCE's consolidated balance sheets include fixed payments to be made under executed settlement agreements and accrued estimated losses of $2.3 billion and $4.4 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2020:

(in millions)
Balance at December 31, 2020[1]	$4,383
Increase in accrued estimated losses to reflect best estimate	1,265
Amounts paid	(3,392)
Balance at September 30, 2021[2]	$2,256
1	At December 31, 2020, $2,231 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes an estimate for claims brought by insurance subrogation plaintiffs in the Woolsey Fire litigation, which were settled on January 22, 2021 for $2,212 million, and $19 million of other settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2020, the $2,281 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events after giving effect to the Woolsey Subrogation Settlement of $2,152 million and other wildfire-related claims estimates of $129 million.
2	At September 30, 2021, $84 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At September 30, 2021, the $2,308 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $2,172 million and other wildfire-related claims estimates of $136 million.

For the three and nine months ended September 30, 2021 and 2020, Edison International's and SCE's income statements include charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Charge for wildfire-related claims	$1,265	$1,297	$1,265	$1,297
Expected insurance recoveries	—	—	—	—
Expected revenue from FERC customers	(67)	(84)	(67)	(84)
Total pre-tax charge	1,198	1,213	1,198	1,213
Income tax benefit	(304)	(339)	(304)	(339)
Total after-tax charge	$894	$874	$894	$874

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

(in millions)
Balance at December 31, 2020	$708
Insurance recoveries	(708)
Balance at September 30, 2021	$—

In total, through September 30, 2021, SCE has accrued estimated losses of $7.5 billion, has paid or agreed to pay approximately $5.3 billion in settlements and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

Recovery of SCE's actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable.

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $60 million of capital expenditures and capital related expenses incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of six 2017 fires, primarily the Thomas and Koenigstein Fires. In August 2021, the CPUC issued a final decision which denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications, and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. With respect to the other four 2017 fires, the final decision directed SCE to file supplemental testimony by November 2021 segregating the restoration/repair costs attributable each such fire, for which SCE's prudency was not in question. As of September 30, 2021, SCE has $187 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. SCE continues to incur costs for reconstructing its system and restoring service to structures that were damaged or destroyed by the Thomas, Koenigstein and Woolsey Fires and plans to file additional applications with the CPUC to recover such costs. See "Recovery of Wildfire-Related Costs" below.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $300 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of September 30, 2021, collections have reduced the regulatory assets remaining in the FERC balancing account to $162 million.

2019/2020 Wildfires

Several wildfires significantly impacted portions of SCE's service territory in 2019 and 2020 (the wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "2019/2020 Wildfires"). Edison International and SCE expect that any losses incurred in connection with the 2019/2020 Wildfires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material. As of September 30, 2021, Edison International and SCE had estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $123 million, and expected recoveries from insurance of $75 million, reflected on their consolidated balance sheets related to the 2019/2020 Wildfires.

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

In August 2021, the CPUC issued a final decision in track 1 of the 2021 GRC proceeding which authorized $460 million for wildfire insurance expense for 2021 and a one-way balancing account to require any overcollection to be returned to customers. Under the final decision, SCE would continue to track incremental wildfire insurance expenses above authorized amounts in its WEMA and recovery of incremental amounts would be subject to future reasonableness review.

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

SCE made an initial contribution of approximately $2.4 billion to the Wildfire Insurance Fund in September 2019 and committed to make ten annual contributions of approximately $95 million per year to the fund, by no later than January 1 of each year. Through September 30, 2021, SCE has contributed approximately $2.6 billion to the Wildfire Insurance Fund.

During 2020 SCE amortized its contributions to the Wildfire Insurance Fund over 10 years, based on evaluation of the fund's expected life based on fire experience. Based on information available in the first quarter of 2021 regarding catastrophic wildfires during 2019 and 2020, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. Using 7 years of historical data (2014 – 2020) of wildfires caused by electrical utility equipment to create Monte Carlo simulations of expected loss, SCE expects the life of the fund to be 15 years from July 12, 2019 which will be reflected prospectively in amortization expense from January 1, 2021. As of September 30, 2021, the participating investor-owned utilities have not sought reimbursement of wildfire claims from the Wildfire Insurance Fund. SCE has considered the possible impact of PG&E seeking reimbursement from the fund for the Dixie fire, a July 2021 fire where PG&E's equipment has been alleged to be associated with the fire's ignition, and does not currently expect a change in the life of the fund as a result of the fire.

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

Safety Certification and Wildfire Mitigation Plan

Under AB 1054, SCE can obtain an annual safety certification upon the submission of certain required safety information, including an approved wildfire mitigation plan ("WMP"). On September 17, 2020, SCE obtained a safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requested a new safety certification by September 13, 2021, then its current safety certification would remain valid until the Office of Energy Infrastructure Safety of the California Natural Resources Agency ("OEIS," which was previously the Wildfire Safety Division of the CPUC) acts on SCE's request for a new safety certification. SCE requested a new safety certification on September 13, 2021 and expects the OEIS to act on its request by December 13, 2021.

Under AB 1054, SCE is required to submit a comprehensive WMP to the CPUC at least once every three years for review and approval. Beginning in 2020, each such comprehensive plan was required to cover at least a three-year period. In addition, SCE anticipates updating its comprehensive three-year plans annually in the intervening years.

SCE submitted its 2020 – 2022 WMP in February 2020. In June 2020, the CPUC ratified the OEIS's conditional approval of SCE's 2020 – 2022 WMP. The approval was conditioned on SCE providing requested information to the OEIS, including additional descriptions of how SCE is implementing, and will implement, certain requirements imposed by the OEIS. SCE submitted updates to its 2020 – 2022 WMP in February 2021 to, among other things, report on implementation of its plan in 2020 and describe new and ongoing wildfire mitigation activities. In June 2021, SCE submitted revised updates to its 2020 – 2022 WMP in response to a revision notice received from the OEIS. In August 2021, the OEIS issued a resolution approving SCE's updates, and an action statement requiring SCE to remedy certain specified issues, including by reevaluating the scope and pace of its covered conductor program and providing additional clarity and consistency on risk mitigation analysis. As required under the action statement, SCE submitted a report regarding its progress on remedying these issues on November 1, 2021 and is required to submit an additional report in its 2022 WMP update.

Capital Expenditure Requirement

Under AB 1054, approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019, cannot be included in the equity portion of SCE's rate base ("AB 1054 Excluded Capital Expenditures"). SCE can apply for irrevocable orders from the CPUC to finance these AB 1054 Excluded Capital Expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs. As of September 30, 2021, SCE had spent all of the approximately $1.6 billion in AB 1054 Excluded Capital Expenditures.

In November 2020, the CPUC issued an irrevocable order permitting SCE to finance approximately $340 million, comprised of AB 1054 Excluded Capital Expenditures incurred in connection with GS&RP and prudently incurred financing costs, through the issuance of securitized bonds. SCE issued securitized bonds in the amount of $338 million in February 2021.

In June 2021, SCE filed an application with the CPUC requesting to finance up to $1.0 billion of wildfire mitigation and customer uncollectible costs and associated financing costs through the issuance of securitized bonds. The $1.0 billion request included approximately $518 million of AB 1054 Excluded Capital Expenditures, comprised of $219 million approved in the 2021 GRC track 2 settlement and $299 million incurred in 2021 and approved in track 1 of the GRC.

In October 2021, the CPUC issued a decision which allows SCE to issue recovery bonds to recover the AB 1054 Excluded Capital Expenditures approved in tracks 1 and 2 of the 2021 GRC, but denied SCE's application to securitize the operations and maintenance expenditures approved in the GRC track 2 settlement and incremental residential uncollectible expenses. The decision directed SCE to recover the remaining costs in CPUC customer rates by submitting an advice letter to determine the amortization schedule and presumes that a three-year amortization period is reasonable.

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

At September 30, 2021, SCE's recorded estimated minimum liability to remediate its 26 identified material sites (sites with a liability balance at September 30, 2021, in which the upper end of the range of expected costs is at least $1 million) was $258 million, including $170 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of September 30, 2021, for which the total minimum recorded liability was $3 million. Of the $261 million total environmental remediation liability for SCE, $246 million has been recorded as a regulatory asset. SCE expects to recover $39 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $207 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. In addition, SCE has other identified sites including several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $110 million and $9 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 30 years. Remediation costs for each of the next five years are expected to range from $8 million to $24 million. Costs incurred for the nine months ended September 30, 2021 and 2020 were $6 million and $5 million, respectively.

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

A settlement entered into between SCE, as operating agent of San Onofre, and the DOE provided for a claim submission/audit process for expenses incurred from 2014 – 2016, under which SCE submitted claims for damages caused by the DOE failure to accept San Onofre spent nuclear fuel each year and the DOE has approved reimbursement of and paid an aggregate of approximately $88 million (SCE's share was approximately $69 million). These damages awards have been refunded to customers.

In November 2019, SCE, as operating agent of San Onofre, filed a new complaint against the DOE to recover San Onofre related damages incurred from January 1, 2017 through July 31, 2018.

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

The following table summarizes SCE's lease payments for operating and finance leases as of September 30, 2021:

	PPA Operating	Other Operating	PPA Finance
(in millions)	Leases[1]	Leases[2]	Leases[1]
2021	$74	$10	$—
2022	355	38	1
2023	258	31	1
2024	73	26	—
2025	73	23	—
Thereafter	768	119	5
Total lease payments	$1,601	$247	$7
Amount representing interest[3]	265	58	4
Lease liabilities	$1,336	$189	$3
1	Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.
2	Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.
3	Lease payments are discounted to their present value SCE's incremental borrowing rates.

Supplemental balance sheet information related to SCE's leases was as follows:

	September 30,	December 31,
(in millions)	2021	2020
Operating leases:
Operating lease right-of-use ("ROU") assets[1]	$1,525	$1,085
Current portion of operating lease liabilities	355	214
Operating lease liabilities	1,170	871
Total operating lease liabilities[1]	$1,525	$1,085

Finance leases included in:
Utility property, plant and equipment, gross	$4	$4
Accumulated depreciation	(1)	—
Utility property, plant and equipment, net	$3	$4
Other current liabilities	$—	$—
Other long-term liabilities	3	4
Total finance lease liabilities	$3	$4
1	During the nine months ended September 30, 2021, three SCE PPA operating lease contracts commenced and one power contract was amended resulting in a total of $610 million additions in ROU assets and lease liabilities.

The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases and interest and amortization expense for finance leases. The following table summarizes the components of SCE's lease expense:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
PPA leases:
Operating lease cost	$136	$35	$199	$74
Finance lease cost	—	1	—	2
Variable lease cost[1]	893	676	2,163	1,582
Total PPA lease cost	$1,029	$712	$2,362	$1,658
Other operating leases cost	12	11	35	35
Total lease cost	$1,041	$723	$2,397	$1,693
1	Includes lease costs from renewable energy contracts where payments are based on contingent external factors such as wind, hydro and solar power generation.

Other information related to leases was as follows:

	Nine months ended	Nine months ended
(in millions, except lease term and discount rate)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
PPA leases	$199	$74
Other leases	33	33

ROU assets obtained in exchange for lease obligations:
PPA operating leases	$610	$463
Other operating leases	38	42

Weighted average remaining lease term (in years):
Operating leases
PPA leases	10.26	9.83
Other leases	11.67	12.35
PPA Finance leases	15.92	10.90

Weighted average discount rate:
Operating leases
PPA leases	2.82%	3.08%
Other leases	3.47%	3.74%
PPA Finance leases	11.29%	8.83%

Note 14. Equity

Common Stock Issuances

Edison International did not issue any shares during the three and nine months ended September 30, 2021 through its "at-the-market" ("ATM") program established in May 2019. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. As of September 30, 2021, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended September 30, 2021, 52,100 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $3 million, 54,970 shares of common stock were issued as stock compensation awards for net cash receipts of $2 million and 77,468 shares of new common stock were issued in lieu of distributing $5 million to shareholders opting to receive dividend payments in the form of additional common stock. In June 2021, Edison International discontinued the issuance of new Edison International stock through the 401(k) defined contribution savings plan. During the three months ended September 30, 2021, stock purchases by employees through the 401(k) defined contribution savings plan were dividend payments made in the form of additional common stock.

During the nine months ended September 30, 2021, 465,400 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $27 million, 267,564 shares of common stock were issued as stock compensation awards for net cash receipts of $7 million, 225,383 shares of new common stock were issued in lieu of distributing $13 million to shareholders opting to receive dividend payments in the form of additional common stock and 21,792 shares of common stock related to optional cash investments of $1 million.

Equity Contributions

In the three and nine months ended September 30, 2021, SCE received a total of $83 million and $1.3 billion in capital contributions from Edison International Parent, respectively, to support SCE's capital program, maintain the equity portion of SCE's capital structure at authorized levels and for general corporate purposes.

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

Note 15. Accumulated Other Comprehensive Loss

Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$(65)	$(65)	$(69)	$(69)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	6	6
Change	2	2	6	6
Ending Balance	$(63)	$(63)	$(63)	$(63)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

SCE's accumulated other comprehensive loss, net of tax, consists of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Beginning balance	$(38)	$(36)	$(41)	$(39)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	1	5	4
Change	2	1	5	4
Ending Balance	$(36)	$(35)	$(36)	$(35)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 16. Other Income

Other income net of expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
SCE other income (expense):
Equity allowance for funds used during construction	$32	$36	$92	$87
Increase in cash surrender value of life insurance policies and life insurance benefits	8	27	33	60
Interest income	1	2	2	18
Net periodic benefit income – non-service components	33	28	99	83
Civic, political and related activities and donations	(16)	(7)	(28)	(22)
Other	(5)	(3)	(9)	(9)
Total SCE other income	$53	$83	$189	$217
Other income (expense) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	—	—	—	(1)
Unrealized (losses) gains on investment in Proterra	(8)	—	4	—
Other	2	1	2	1
Total Edison International other income	$47	$84	$195	$217

Note 17. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Cash payments (receipts):
Interest, net of amounts capitalized	$728	$689	$642	$607
Income taxes, net	(87)	(30)	(87)	(29)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	252	241	325	—

SCE's accrued capital expenditures at September 30, 2021 and 2020 were $567 million and $490 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 18. Related-Party Transactions

In the second quarter of 2021, SCE entered into wildfire liability insurance contracts with premiums of approximately $160 million payable to Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. In the second quarter of 2020, SCE entered into wildfire liability insurance contracts with premiums payable to EIS of $176 million. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	September 30,	December 31,
(in millions)	2021	2020
Current insurance receivable due from affiliate	$—	$268
Prepaid insurance[1]	79	56
[1]	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS was $41 million and $45 million for the three months ended September 30, 2021 and 2020, and $128 million and $145 million for the nine months ended September 30, 2021 and 2020, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2021. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

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

SCE's systems have experienced, and will continue to experience, cybersecurity incidents involving attacks of malicious codes, attempts to disrupt service, unauthorized access attempts, and other illicit activities, but to SCE's knowledge it has not experienced a material cybersecurity or data breach to date. Though SCE actively monitors developments in this area and is involved in various industry groups and government initiatives, no security measures can completely shield its systems and infrastructure from cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.

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

EXHIBITS

Exhibit Number	Description
10.1**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 26, 2021

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2021, filed on November 2, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2021, filed on November 2, 2021, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Aaron D. Moss	By:	/s/ Kate Sturgess
	Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	November 2, 2021	Date:	November 2, 2021