Form 10-K
period 2021-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2022-02-24
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2021

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue	2244 Walnut Grove Avenue
(P.O. Box 976)	(P.O. Box 800)
Rosemead, California 91770	Rosemead, California 91770
(Address of principal executive offices)	(Address of principal executive offices)
(626) 302-2222	(626) 302-1212
(Registrant's telephone number, including area code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC

Southern California Edison Company: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Edison International	Yes ☑ No ☐	Southern California Edison Company	Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes ☐ No ☑

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Edison International	☑	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes ☐ No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2021, the last business day of the most recently completed second fiscal quarter:

Edison International	Approximately $22 billion	Southern California Edison Company	Wholly owned by Edison International

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of February 17, 2022:

Edison International	380,696,945	shares
Southern California Edison Company	434,888,104	shares (wholly owned by Edison International)

OMISSION OF CERTAIN INFORMATION

Southern California Edison Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format allowed under the General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Edison International Proxy Statement relating to Edison International's 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

ARO(s)	asset retirement obligation(s)
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Capital Structure Compliance Period	January 1, 2020 to December 31, 2022, the current compliance period for SCE's CPUC authorized capital structure
CAPP	California Arrearage Payment Program
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CCC	California Coastal Commission
CDP	Coastal Development Permit
CEMA	Catastrophic Event Memorandum Accounts
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
DART

a Days Away Restricted or Transferred incident, which is a work-related

Occupational Safety and Health Administration recordable injury or illness that results in days away from work, restricted duty or transfer of duties

DERs	distributed energy resources
Edison Energy

Edison Energy, LLC, an indirect wholly-owned subsidiary of Edison International, is engaged in the competitive business of providing integrated decarbonization and energy solutions to commercial, institutional and industrial customers

Edison International Proxy Statement	Proxy Statement to be filed with the SEC in connection with Edison International's Annual Meeting of Shareholders' to be held on April 28, 2022

EEI Serious Injuries

a work-related injury that is categorized as a "serious injury" by Edison Electric Institute, which includes injuries that meet any of the following "serious" criteria: amputations (involving bone); concussions and/or cerebral hemorrhages; injury to internal organs; bone fractures excluding fingers and toes, compound bone fractures for fingers and toes; tendon and ligament tears; herniated disks (neck or back); lacerations resulting in severed tendons and/or a deep wound requiring internal stitches; second or third degree burns; eye injuries resulting in eye damage or loss of vision; injections of foreign materials; severe heat exhaustion and all heat stroke; and dislocation of a major joint

EEI SIF	a work-related fatality or an EEI Serious Injury
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
Local Public Entity Settlements

settlements entered into in the fourth quarter of 2019 under which SCE paid $360 million to a number of local public entities to resolve those parties' collective claims arising from the 2017/2018 Wildfire/Mudslide Events

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
PSPS	Public Safety Power Shutoff(s)

ROE	return on common equity
RPS	California's Renewables Portfolio Standard
S&P	Standard & Poor's Financial Services LLC
Safety Tier 1 Contractors	individuals assigned to contracted work activities that may be high risk and, without implementation of appropriate safety measures, may be potentially hazardous or life threatening
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SCE Recovery Funding LLC	a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	An agreement dated October 21, 2021 between SCE and the SED
SoCalGas	Southern California Gas Company
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Subrogation Plaintiffs	the plaintiffs party to the TKM Subrogation Settlement, representing all the insurance subrogation plaintiffs in the TKM litigation at the time of the settlement
TKM Subrogation Settlement	a settlement entered into by Edison International and SCE in September 2020 in the TKM litigation to which the TKM Subrogation Plaintiffs are party
Turnover Rate	the number of employees (other than interns) who leave the companies for voluntary or involuntary reasons, excluding death, divided by the average number of employees during the relevant period
WCCP	Wildfire Covered Conductor Program
WEMA	Wildfire Expense Memorandum Account
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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred to implement SCE's new customer service system, costs incurred as a result of the COVID-19 pandemic, and increased labor and materials costs due to supply chain constraints and inflation;
●	ability of SCE to implement its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement PSPS when conditions warrant or would otherwise limit SCE's operational PSPS practices;
●	risks associated with implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
●	ability of SCE to maintain a valid safety certification;
●	ability to obtain sufficient insurance at a reasonable cost, including insurance relating to SCE's nuclear facilities and wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, operational issues (such as rotating outages and issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard established under AB 1054;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;

●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;
●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel, delays, contractual disputes, and cost overruns;
●	pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, changes in the CAISO's transmission plans, and governmental approvals;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities and effective tax rate;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in the fair value of investments and other assets;
●	changes in interest rates and rates of inflation, including escalation rates (which may be adjusted by public utility regulators);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance the state places on GHG reduction;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;
●	cost and availability of labor, equipment and materials, including as a result of supply chain constraints;
●	potential for penalties or disallowance for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition; and

●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

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

Except when otherwise stated, references to each of Edison International or SCE mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its consolidated competitive subsidiaries and "Edison International Parent" mean Edison International on a stand-alone basis, not consolidated with its subsidiaries.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion related to the results of operations and changes in financial condition for 2020 compared to 2019 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC in February 2021.

MANAGEMENT OVERVIEW

Highlights of Operating Results

Edison International is the ultimate parent holding company of SCE and Edison Energy. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy is engaged in the competitive business of providing integrated decarbonization and energy solutions to commercial, institutional and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment.

			2021 vs. 2020
(in millions)	2021	2020	Change	2019
Net income (loss) attributable to Edison International
SCE	$829	$810	$19	$1,409
Edison International Parent and Other	(70)	(71)	1	(125)
Edison International	759	739	20	1,284
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(919)	(899)	(20)	(157)
Wildfire Insurance Fund expense	(155)	(242)	87	(109)
Sale of San Onofre nuclear fuel	7	108	(101)	8
Disallowed historical capital expenditures in SCE's GRC decision	(47)	—	(47)	(123)
Re-measurement of tax assets and liabilities	—	18	(18)	88
Edison International Parent and Other
Settlement of 2007 – 2012 California tax audits	115	—	115	—
Customer revenues for EIS insurance contract	17	—	17	—
Sale of Vidalia lease	—	96	(96)	—
Goodwill impairment	—	(25)	25	(18)
Re-measurement of tax liabilities	—	(3)	3	—
Total non-core items	(982)	(947)	(35)	(311)
Core earnings (losses)
SCE	1,943	1,825	118	1,702
Edison International Parent and Other	(202)	(139)	(63)	(107)
Edison International	$1,741	$1,686	$55	$1,595

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

Edison International's 2021 earnings increased $20 million, driven by an increase in SCE's earnings of $19 million and a decrease in Edison International Parent and Other losses of $1 million. SCE's higher net income consisted of $99 million of higher non-core losses and $118 million of higher core earnings.

The increase in SCE's core earnings was due to higher revenue from the 2021 GRC final decision, higher FERC revenue and income tax benefits from the settlement of 2007 – 2012 California tax audits, partially offset by lower insurance benefits and higher property taxes.

Edison International Parent and Other lower losses consisted of $64 million of higher non-core earnings and $63 million higher core losses. The increase in core losses in 2021 was primarily due to higher preferred dividends as a result of preferred equity issuances in 2021.

Consolidated non-core items for 2021 and 2020 for Edison International included:

●	Charges of $1.2 billion ($919 million after-tax) recorded in 2021 and $1.2 billion ($889 million after-tax) recorded in 2020 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of expected recoveries from FERC customers. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $215 million ($155 million after-tax) recorded in 2021 and $336 million ($242 million after-tax) recorded in 2020 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Gains of $10 million ($7 million after-tax) recorded in 2021 and $150 million ($108 million after-tax) recorded in 2020 for SCE's sale of San Onofre nuclear fuel.
●	An impairment charge of $79 million ($47 million after-tax) recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision.
●	An income tax benefit of $115 million for Edison International Parent and Other recorded in 2021 related to the settlement of the 2007 – 2012 California tax audits with the California Franchise Tax Board ("FTB").
●	Earnings of $24 million ($17 million after-tax) for Edison International Parent and Other recorded in 2021 related to customer revenues for EIS insurance contract. See "Notes to Consolidated Financial Statements—Note 18. Related-Party Transactions" for further information.
●	A gain of $132 million ($96 million after-tax) recorded in 2020 for Edison International Parent and Other's sale of an investment in a lease of a hydroelectric power plant in Vidalia, Louisiana.
●	An impairment charge of $34 million ($25 million after-tax) recorded in 2020 for Edison International Parent and Other related to Edison Energy's goodwill.
●	An income tax benefit of $18 million and income tax expense of $3 million recorded in 2020 for SCE and Edison International Parent and Other, respectively, due to re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings.

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.

Electricity Industry Trends

The electric power industry is undergoing transformative change driven by technological advances, such as customer-owned generation, electric vehicles and energy storage, which are altering the nature of energy generation and delivery. California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. The state set goals to reduce GHG emissions by 40% from 1990 levels by 2030 and 80% from the same baseline by 2050. Additionally, the state is aiming to be carbon neutral by 2045. State and local air quality plans call for substantial improvements. In the most polluted areas of the state this includes reducing smog-causing nitrogen oxides 90% below 2010 levels by 2032. If California is to meet its 2030 and 2045 climate change goals, the state must quadruple its annual rate of greenhouse gas reductions by adopting market-transforming policies and incentives that address historical inequities within the next one to two years. While these policy goals cannot be achieved by the electric sector alone, the electric grid is a critical enabler of the adoption of new energy technologies that support California's climate change and GHG reduction objectives. California has set RPS targets which require California retail sellers of electricity to provide 60% of energy sales from renewable resources by 2030. California also requires sellers of electricity to deliver 100% of retail sales from carbon free sources by 2045. In 2021, approximately 42% of SCE's customer deliveries came from carbon-free resources. SCE remains well-positioned to meet its 2030 and 2045 RPS and carbon-free power goals and interim targets. In addition, Edison International is committed to achieving net-zero GHG emissions by 2045, in alignment with economy-wide climate actions planned by California. This commitment covers the power SCE delivers to customers and Edison International's enterprise-wide operations.

The current federal administration has shown an enhanced and renewed desire to respond to climate change through numerous regulatory and Executive Order actions including for the development of more robust fuel efficiency and vehicle emission standards. Many of these actions align with internal company goals and efforts to address and mitigate climate change. Additionally, Congress passed historic infrastructure legislation that provides significant new funding to electrify the economy. Edison International believes these actions complement its industry-leading efforts to equitably transition to a decarbonized economy.

Edison International believes that California's 2045 goals can be achieved most economically through emissions reductions from using clean electricity serving 100% of retail sales, electrifying approximately 76% of light-duty vehicles, 67% of medium-duty vehicles, 38% of heavy-duty vehicles, 85% of buses and 70% of buildings and using low-carbon fuels for technologies that are not yet viable for electrification. California has demonstrated strong long-term support of transportation electrification as shown by the approval of SCE's Charge Ready 2 program and the Governor's September 2020 Executive Order banning sales of new gas vehicles by 2035. However, SCE believes that more state policy support, along with public and private investment, is needed to enable California to reach its 2030 GHG reduction targets.

To support these goals, Edison International's vision is to lead the transformation of the electric power industry and the company is focused on opportunities in delivering clean energy, advancing efficient electrification, building a modernized and more reliable grid, and enabling customers' technology choices. SCE is focused on improving the safety, reliability and resilience of the transmission and distribution network and enabling increased penetration of DERs, electric transportation, building electrification and energy efficiency programs. SCE's ongoing focus to drive operational and service excellence is intended to allow it to achieve these objectives safely while controlling costs and customer rates. SCE's focus on the transmission and distribution of electricity aligns with California's policy supporting competitive power procurement markets.

SCE is undertaking projects and programs to accelerate economy-wide electrification. To support system reliability, SCE is investing $1.0 billion in utility owned storage capacity in 2022. See "—Capital Program" for further details. SCE also continues to implement its transport electrification programs and as of December 31, 2021, SCE had completed construction at 151 sites to support 2,759 charge ports under its suite of light duty Charge Ready Programs, and 27 sites to support the electrification of 311 medium and heavy-duty vehicles through its Charge Ready Transport program.

To address a portion of the expected outcome gap to achieving California's 2030 goals, in December 2021, SCE filed a $677 million Building Electrification Program Application for a four-year program (2024 – 2027) to incentivize replacing 250,000 gas-fueled water and space heaters with efficient electric heat pumps and to upgrade the electrical infrastructure for 65,000 homes to support electrification. The proposed program includes $200 million for customer-side electrical infrastructure upgrades for which SCE has requested inclusion as a regulatory asset in rate base and $69 million in capital expenditures. The remaining $408 million of operations and maintenance expense includes heat pump incentives, program administration, and implementation costs.

Changes in the electric power industry are impacting customers and jurisdictions outside California as well. Edison International believes that other states will also pursue climate change and GHG reduction objectives and large commercial and industrial customers will continue to pursue cost reduction and sustainability goals. Edison Energy provides integrated decarbonization and energy solutions to commercial, institutional and industrial customers who may be impacted by these changes. Edison Energy aims to provide energy solutions that address cost, carbon and complex choices for their customers.

To better engage in this broader transformation and provide a view of developments outside of SCE, Edison International has made several minority investments in emerging companies in areas related to the technology changes that are driving industry transformation and may make additional investments in the future. These investments are not financially material to Edison International.

2021 Cost of Capital Application

In August 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for 2022 and to reset the related annual cost of capital mechanism. SCE filed its application pursuant to the cost of capital mechanism's provision that the utilities have a right to file a cost of capital application at any time upon an extraordinary or catastrophic event that materially impacts their respective cost of capital and/or capital structure and affects them differently than the overall financial markets. SCE believes the COVID-19 pandemic and accompanying government stimulus efforts constitute such an extraordinary event because they have led to a decrease in interest rates but an increase in SCE and other utilities' cost of equity, disrupting the traditional relationship between debt and equity assumed in adopting the cost of capital mechanism.

In October 2021, the CPUC consolidated SCE's, PG&E's and SDG&E's cost of capital proceedings and ordered the utilities to file all materials that would have normally been required in advice letters filed as a result of triggering the cost of capital mechanism (see "Business—SCE—Overview of Ratemaking Process" for further information on the adjustment mechanism). SCE provided this information in November 2021. In December 2021, the CPUC granted SCE's motion to establish a memorandum account to record the difference in the revenue requirements from rates in effect beginning January 1, 2022 and the rates adopted in the proceeding. In December 2021, the CPUC also set an initial phase for the proceeding to determine whether extraordinary circumstances warrant a departure from the cost of capital mechanism for 2022 and, if so, whether the CPUC should leave the cost of capital components at pre-2022 levels for the year 2022 or open a second phase to consider alternative proposals. SCE served opening testimony in January 2022 in support of suspending operation of the cost of capital mechanism's formula adjustment mechanism and leaving cost of capital components at pre-2022 levels for 2022.

If the CPUC ultimately finds that the cost of capital mechanism adjustment should have been implemented effective January 1, 2022, SCE's revenue requirements for 2022 would reduce by $179 million due to adjustments to SCE's authorized weighted average cost of capital.

SCE is required to file its regularly scheduled cost of capital application in April 2022 for rates effective in 2023.

Capital Program

Total capital expenditures (including accruals) were $5.4 billion in 2021 and $5.5 billion in 2020. SCE's year-end rate base was $37.9 billion at December 31, 2021, compared to $34.7 billion at December 31, 2020, after excluding rate base associated with AB 1054 Excluded Capital Expenditures.

SCE's capital expenditure forecast reflects planned CPUC-jurisdictional spending including WCCP and other programs outlined in SCE's WMP and above amounts authorized in the 2021 GRC, CPUC-approved utility owned storage expenditures and planned FERC capital expenditures.

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

SCE's 2021 recorded and 2022 – 2023 forecast for capital expenditures are set forth in the table below:

				Total
(in billions)	2021	2022	2023	2022 – 2023
Traditional capital expenditures
Distribution[1]	$3.6	$4.5	$3.6	$8.1
Transmission	0.5	0.5	0.6	1.1
Generation	0.1	0.1	0.2	0.3
Subtotal	4.2	5.1	4.4	9.5
Wildfire mitigation-related capital expenditures	1.2	1.1	1.1	2.2
Total capital expenditures	$5.4	$6.2	$5.5	$11.7
Total capital expenditures using range case discussed above	*	$6.0	$5.2	$11.2
1	Includes forecast expenditures for utility owned storage. For further information see below.

*      Not applicable

SCE expects to make additional CPUC capital expenditures, the recovery of which will be subject to future regulatory approval. This includes expenditures from track 4 of the 2021 GRC, the 2025 GRC and non-GRC programs including the Building Electrification Program. These capital expenditures and expected FERC capital expenditures, excluded from the table above, are expected to be approximately $0.2 billion in 2023 and in a range of approximately $10.4 billion to $12.8 billion between 2024 and 2025.

In October 2021, SCE contracted for the construction of utility owned storage at three sites in SCE's service territory with an aggregate capacity of 537.5 MW. These storage projects are expected to result in $1.0 billion of capital expenditures through the anticipated in-service date in the summer of 2022. In December 2021, the CPUC approved recovery of these expenditures and establishment of a balancing account for the associated revenue requirement, to be reflected in rates beginning in the first quarter of 2022.

SCE's authorized CPUC-jurisdictional rate base is determined through the GRC and other regulatory proceedings. Differences between actual and CPUC-authorized capital expenditures are addressed in subsequent GRC or other regulatory proceedings. FERC-jurisdictional rate base is generally determined based on actual capital expenditures.

Reflected below is SCE's weighted average annual rate base for 2021 – 2023 incorporating authorized CPUC-jurisdictional expenditures including utility owned storage, planned FERC capital expenditures, and planned non-GRC projects or programs. The table below does not reflect the $1.6 billion of AB 1054 Excluded Capital Expenditures. The table below reflects the July 2021 reduction in rate base from a $400 million payment from a third party for the 30-year use of a portion of the West of Devers transmission project.

(in billions)	2021	2022	2023
Rate base for expected capital expenditures	$35.3	$38.7	$41.3
Rate base for expected capital expenditures (using range case described above)	*	$38.5	$41.2

*     Not applicable

Including programs outlined in SCE's WMP subject to future cost recovery proceedings, rate base associated with wildfire restoration capital expenditures subject to future CEMA applications, and planned expenditures from track 4 of the 2021 GRC and the 2025 GRC, SCE's weighted average annual rate base could be up to $41.8 billion in 2023, and between $43.8 billion and $46.0 billion in 2024 and between $46.6 billion and $49.4 billion in 2025.

For further information regarding the capital program see "Liquidity and Capital Resources—SCE—Capital Investment Plan."

COVID-19

The COVID-19 pandemic is having a significant impact on global society and economies. As a result of the pandemic, Edison International and SCE have experienced increased costs and SCE's supply chain has faced constraints, but the pandemic has not had a pervasive impact on SCE's or Edison International's ability to operate their businesses (see "Risk Factors" for further information). However, the total impacts of the COVID-19 pandemic on Edison International and SCE will depend on numerous factors that continue to evolve and which Edison International and SCE are unable to accurately predict at this time, including the impact of any legal requirements or company policies for mandatory COVID-19 vaccination, or testing, on SCE's ability to retain its workforce.

As a result of actions taken in response to the pandemic and increased estimates of uncollectible expenses, largely related to the economic impacts of the pandemic on SCE's customers, SCE has incurred $303 million of incremental costs, net of savings, as of December 31, 2021, of which $94 million has been deferred to memorandum accounts for CPUC reasonableness review and $197 million has been transferred to balancing accounts pending recovery.

In July 2021, California's state assembly passed legislation to authorize, fund and implement the CAPP, which reduced SCE's 2020 and 2021 customer arrearages for certain residential customers. SCE received $185 million of CAPP funds on behalf of customers in January 2022. To the extent SCE's uncollectible expenses against qualified arrearages were offset by the CAPP, no recovery will be sought through other mechanisms. The legislation also prohibited certain customer disconnections for non-payment during the period that the California Department of Community Services and Development reviews the allocation of CAPP funds, SCE expects to be able to recommence disconnections of customers for non-payment in mid-2022.

In September 2021, SCE requested recovery of $57 million of incremental operation and maintenance expenses tracked in a CEMA related to COVID-19 in 2020. Incremental expenses deferred to the COVID-19 Pandemic Protections Memorandum Account of $47 million are subject to CPUC reasonableness review in annual ERRA review proceedings, with a decision on the 2020 balance expected in mid-2022. For further information see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2021 CEMA Application."

In January 2022, the CPUC approved SCE's application to recover $78 million of incremental residential uncollectible expenses subject to balancing account recovery in customer rates over a 36-month period starting March 2022. Remaining amounts subject to balancing account recovery will be recovered over a 12-month period beginning in the first quarter of 2022.

For further information see "Notes to the Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" and "Risk Factors."

Southern California Wildfires and Mudslides

California has experienced unprecedented weather conditions in recent years due to climate change. The worsening weather and fuel conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition, and SCE's service territory remains susceptible to additional wildfire activity in 2022 and beyond. In response to worsening conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its 2020 – 2022 WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities. In addition to the investments SCE is making as part of its WMP, SCE also uses its PSPS program to proactively de-energize power lines as a last resort to mitigate the risk of catastrophic wildfires during extreme weather events.

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

2017/2018 Wildfire/Mudslide Events

Multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. As of December 31, 2021, in addition to the Local Public Entity Settlement, the TKM Subrogation Settlement and the Woolsey Subrogation Settlement, SCE had entered into settlements with approximately 5,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it has agreed to pay an aggregate of approximately $2.0 billion.

In addition, in October 2021, SCE and the SED executed the SED Agreement to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs is comprised of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $375 million of third-party uninsured claims payments (the "SED Excluded Losses"). The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. SCE did not admit imprudence, negligence or liability with respect to the 2017/2018 Wildfire/Mudslide Events in the SED Agreement. The CPUC approved the SED Agreement in December 2021 but its approval has been legally challenged by The Utility Reform Network. SCE's obligations under the SED Agreement will only commence after CPUC approval of the SED Agreement is final and non-appealable.

Through December 31, 2021, Edison International and SCE have recorded total pre-tax charges of $7.5 billion, recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $300 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through December 31, 2021 have been $3.8 billion.

As of December 31, 2021, SCE had paid $5.7 billion under executed settlements and had $131 million to be paid under executed settlements related to the 2017/2018 Wildfire/Mudslide Events. In addition, SCE's obligations under the SED Agreement will commence after CPUC approval of the SED Agreement is final and non-appealable. As of December 31, 2021, SCE had recovered $2.0 billion through insurance and $135 million through FERC-jurisdictional electric rates.

After giving effect to all payment obligations under settlements entered into through December 31, 2021, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events and for the SED Agreement was $1.6 billion. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $165 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

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

SCE will seek rate recovery of prudently-incurred, actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for CPUC-jurisdictional rate recovery of the $375 million of SED Excluded Losses if the CPUC's approval of the SED Agreement becomes final and non-appealable. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.

For further information, see "Business— Southern California Wildfires," "Risk Factor," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054" and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenues or penalties related to incentive mechanisms, other operating revenue and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC-authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

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

The 2021 GRC final decision resulted in a non-core impairment of utility property, plant and equipment of $79 million ($47 million after-tax) related to disallowed historical capital expenditures of pole replacements the CPUC determined were performed prematurely.

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

This table sets out the authorized revenue and costs of service for revenue requirements authorized in 2020 as discussed above and the 2021 GRC final decision through December 31, 2021:

(in millions)	2020 Authorized Revenue	Non-GRC Adjustments to Authorized Revenue in 2020	2020 Adjusted Authorized Revenue	2021 Final Decision Authorized Revenue[1]	Increase (Decrease)
Authorized revenue	$5,898	$645	$6,543	$6,874	$331
Cost of service:
Operation and maintenance	1,676	595	2,271	2,229	(42)	[2]
Depreciation	1,759	17	1,776	1,903	127	[3]
Property and payroll taxes	360	2	362	396	34
Income taxes	138	—	138	199	61
Authorized return	1,965	31	1,996	2,147	151	[4]
Total	$5,898	$645	$6,543	$6,874	$331
1	Reflects SCE's GRC authorized revenue as filed in SCE's September 2021 GRC implementation advice letter.
2	2020 Adjusted Authorized Revenue includes $381 million of 2018 – 2019 wildfire insurance and wildfire mitigation expenditures, primarily operations and maintenance, that were authorized for recovery in 2020.
3	Authorized revenue for depreciation increased due to updated depreciation rates.
4	Authorized revenue for return increased due to authorized rate base growth.

Authorized revenue increased $331 million in 2021 compared to 2020, which was comprised of an increase of $200 million in authorized revenue for earning activities and $131 million in authorized revenue for cost recovery activities.

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

Years ended December 31, 2021, 2020 and 2019

The following table is a summary of SCE's results of operations for the periods indicated:

	2021			2020			2019
		Cost-			Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$7,872	$7,002	$14,874	$7,468	$6,078	$13,546	$6,678	$5,628	$12,306
Purchased power and fuel	—	5,540	5,540	2	4,930	4,932	—	4,839	4,839
Operation and maintenance	2,015	1,573	3,588	2,280	1,243	3,523	2,073	863	2,936
Wildfire-related claims, net of insurance recoveries	1,276	—	1,276	1,328	—	1,328	255	—	255
Wildfire Insurance Fund expense	215	—	215	336	—	336	152	—	152
Depreciation and amortization	2,209	7	2,216	1,965	—	1,965	1,727	1	1,728
Property and other taxes	462	—	462	435	—	435	396	—	396
Impairment and other expense (income)	69	—	69	(150)	—	(150)	159	—	159
Other operating income	(2)	—	(2)	(1)	—	(1)	(4)	—	(4)
Total operating expenses	6,244	7,120	13,364	6,195	6,173	12,368	4,758	5,703	10,461
Operating income (loss)	1,628	(118)	1,510	1,273	(95)	1,178	1,920	(75)	1,845
Interest expense	(785)	(6)	(791)	(757)	(11)	(768)	(738)	(1)	(739)
Other income	109	124	233	149	106	255	119	76	195
Income before income taxes	952	—	952	665	—	665	1,301	—	1,301
Income tax expense (benefit)	17	—	17	(277)	—	(277)	(229)	—	(229)
Net income	935	—	935	942	—	942	1,530	—	1,530
Preferred and preference stock dividend requirements	106	—	106	132	—	132	121	—	121
Net income available for common stock	$829	$—	$829	$810	$—	$810	$1,409	$—	$1,409
Net income available for common stock			$829			$810			$1,409
Less: Non-core expense			(1,114)			(1,015)			(293)
Core earnings[1]			$1,943			$1,825			$1,702
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities

Earning activities in 2021 compared to 2020 were primarily affected by the following:

●	Higher operating revenue of $404 million is primarily due to:
●	An increase in CPUC-related revenue of $369 million primarily due to an increase in authorized revenue of $331 million, $200 million of which impacted earning activities, and $217 million of lower incremental tax benefits (offset in income taxes below).

The $200 million change in authorized revenue impacting earnings included an increase of $352 million in GRC revenues from the 2021 GRC final decision offset by lower non-GRC authorized revenue of $152 million from the approval of the GS&RP balancing account in the third quarter of 2020.

●	An increase in FERC-related revenue and other operating revenue of $35 million primarily due to $35 million from FERC rate base growth and a $10 million increase in 2021 due to a change in estimate under the FERC formula rate mechanism, partially offset by a decrease of $17 million due to expected recoveries from customers in 2021 compared to 2020 for the FERC portion of wildfire-related claims and expenses. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Lower operation and maintenance expenses of $265 million primarily due to the following:
●	Lower expenses of $170 million related to 2020 wildfire insurance and vegetation management costs which were recovered in authorized revenue in 2020. In 2021 these costs are presented in cost recovery activities as a result of balancing accounts authorized in the 2021 GRC final decision.
●	Lower employee benefit expense of $19 million from short-term incentive compensation.
●	Lower expenses of $18 million related to the COVID-19 pandemic, primarily customer uncollectibles now reported in cost recovery activities, as a result of CPUC authorized cost recovery of residential uncollectible costs.
●	Lower other expenses of $58 million. These lower expenses were primarily related to lower expenses subject to balancing account treatment, transmission and distribution expenses, environmental remediation costs, legal expenses, and worker's compensation costs. Those reductions were partially offset by higher wildfire mitigation related expenses including a 2020 adjustment to 2018 – 2019 regulatory deferrals as a result of CPUC approval for SCE's track 2 of the GRC proceeding.
●	Charges of $1.3 billion recorded in both 2021 and 2020 for wildfire-related claims and expenses related to the 2017/2018 Wildfire/Mudslide Events. Also included in the charges are $10 million and $31 million recorded by SCE in 2021 and 2020, respectively, primarily associated with self-insured retention expenses related to other wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Lower Wildfire Insurance Fund expense of $121 million due to the change in the estimated life of the Wildfire Insurance Fund which increased the amortization period of SCE contributions in 2021. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Higher depreciation and amortization expense of $244 million primarily due to increased plant balances in 2021 and the change in depreciation rates from the adoption of the 2021 GRC final decision.
●	Higher property and other taxes of $27 million primarily due to higher property assessed values in 2021.
●	Higher impairment and other expense (income) of $219 million primarily due to an impairment charge of $79 million recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision as discussed above, and $140 million decrease in gains from the sale of San Onofre nuclear fuel.
●	Higher interest expense of $28 million primarily due to increased borrowings, partially offset by lower interest expense on balancing account overcollections and lower insurance benefits.
●	Lower other income of $40 million primarily due to lower insurance benefits and lower interest income on balancing account undercollections.
●	Lower income tax benefit of $294 million primarily due to the impact of higher pre-tax income, lower flow-through tax benefits as a result of the adoption of the 2021 GRC final decision for certain property-related items and an adjustment as a result of an IRS private letter ruling SCE received regarding the scope of the deferred tax normalization requirements and the computations required to comply with the average rate assumption method, partially offset by higher tax benefits from the re-measurement of uncertain tax positions, including $36 million of core earnings benefit recorded in the fourth quarter of 2021 from a settlement with the FTB for tax years 2007 – 2012. See "Notes to Consolidated Financial Statements—Note 8 Income Taxes."
●	Lower preferred and preference stock dividends of $26 million primarily due to the redemption of preferred securities in 2020 and the related loss on the redemption.

Cost-Recovery Activities

Cost-recovery activities in 2021 compared to 2020 were primarily affected by the following:

●	Higher purchased power and fuel costs of $610 million primarily driven by higher power and gas prices, including from extreme weather in 2021, partially offset by a CAISO generation surcharge of $59 million incurred in 2020.
●	Higher operation and maintenance expenses of $330 million due to:
●	Vegetation management costs of $200 million which were reported in cost recovery activities due to the balancing account approved in the 2021 GRC final decision.
●	Uncollectible costs of $83 million which were reported in cost recovery activities due to authorization to recover costs through residential uncollectibles balancing account in 2021.
●	A CAISO transmission refund received in 2020 for $66 million related to the CAISO generation surcharge mentioned above.
●	Increase in other costs subject to cost recovery of $40 million, primarily CEMA drought-related costs authorized for recovery in 2021.
●	Wildfire insurance costs decreased by $59 million due to the 2020 approval to recover 2018 and 2019 wildfire insurance expenses that had been deferred.
●	Higher other income of $18 million primarily driven by higher net periodic benefit income related to the non-service cost components for SCE's other post-retirement benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information

SCE's retail billed and unbilled revenue (excluding wholesale sales) was $13.5 billion, $12.5 billion, and $11.4 billion for 2021, 2020 and 2019, respectively.

The 2021 revenue increase is primarily related to the authorization for cost recovery as part of the GRC implementation through various balancing accounts and higher cost-recovery activities related to higher purchased power and fuel costs driven by higher power and gas prices. See "—Cost-Recovery Activities" and "—Earnings Activities" for further details.

As a result of the CPUC-authorized decoupling mechanism, the price of SCE's services depends on amounts authorized for recovery through SCE's GRCs and other regulatory proceedings and SCE earnings are not affected by changes in retail electricity sales (see "Business—SCE—Overview of Ratemaking Process").

Income Taxes

SCE's income tax benefit decreased by $294 million in 2021 compared to 2020. The effective tax rates were 1.8% and (41.7)% for 2021 and 2020, respectively. SCE's effective tax rate is below the federal statutory rate of 21% for 2021 and 2020 primarily due to the CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

The effective tax rate increase in 2021 is primarily due to the impact of higher pre-tax income, non-tax deductible portions of the SED Agreement, an adjustment as a result of an IRS private letter ruling discussed above, lower flow-through tax benefits as a result of the adoption of the 2021 GRC final decision for certain property-related items discussed above, partially offset by higher tax benefits from the re-measurement of uncertain tax positions, including the impacts of a settlement with the FTB for tax years 2007 – 2012.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other includes amounts from other subsidiaries that are not significant as a reportable segment as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,
(in millions)	2021	2020	2019
Edison Energy Group and subsidiaries	$(15)	$(35)	$(24)
Corporate expenses and other subsidiaries	5	(36)	(101)
Edison International Parent and Other net loss	$(10)	$(71)	$(125)
Preferred stock dividend requirement	60	—	—
Edison International Parent and Other net loss attributable to common stock	$(70)	$(71)	$(125)

The net loss attributable to common stock from operations of Edison International Parent and Other decreased $1 million in 2021 compared to 2020 primarily due to:

●	An income tax benefit of $110 million recorded in 2021 related to the settlement of the 2007 – 2012 California tax audits with the FTB. See "Notes to Consolidated Financial Statements—Note 8 Income Taxes."
●	Earnings of $24 million ($17 million after-tax) recorded in 2021 related to customer revenues for EIS insurance contract. See "Notes to Consolidated Financial Statements—Note 18. Related-Party Transactions" for further information.
●	An impairment charge of $34 million ($25 million after-tax) recorded in 2020 related to Edison Energy's goodwill.
●	A gain of $132 million ($96 million after-tax) recorded in 2020 for the sale of an investment in a lease of a hydroelectric power plant in Vidalia, Louisiana.
●	Higher preferred dividends of $60 million as a result of Edison International's preferred equity issuance in 2021.

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

In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market financings, and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facilities to fund cash requirements. SCE expects to issue bonds to finance or refinance eligible sustainable projects. Eligible sustainable projects include categories such as renewable energy, clean transportation, energy efficiency and carbon reduction, climate change adaptation, and socioeconomic advancement and empowerment. SCE maintains processes to ensure that proceeds from the sale of the bonds are only used for projects that are aligned with the Edison International sustainable financing framework issued in June 2021. SCE also expects to issue additional debt for general corporate purposes and to finance payments for future resolutions of claims related to the 2017/2018 Wildfire/Mudslide Events.

At December 31, 2021 SCE had invested all $1.6 billion of the required AB 1054 Excluded Capital Expenditures and SCE expects to finance these amounts by issuing securitized bonds. SCE issued securitized bonds in the amounts of $338 million in February 2021 and $533 million in February 2022. SCE expects to securitize the remaining balance of AB 1054 Excluded Capital Expenditures based on the timing of the CPUC approval of those expenditures and related financing costs. For further information, see "—Regulatory Proceedings—Wildfire Related Regulatory Proceedings." SCE expects to extend a $1.2 billion term loan due in May 2022 as necessary prior to full settlement from the proceeds of the securitized bonds.

SCE's cash flows are affected by regulatory balancing and memorandum accounts overcollections or undercollections. Overcollections and undercollections represent differences between cash collected in current rates for specified forecasted costs and the costs actually incurred. With some exceptions, SCE seeks to adjust rates on an annual basis or at other designated times to recover or refund the balances recorded in its balancing accounts. Undercollections or overcollections in these balancing and memorandum accounts impact cash flows and can change rapidly. Undercollections and overcollections generally accrue interest based on a three-month commercial paper rate published by the Federal Reserve. See "—Regulatory Proceedings" and "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB-	BBB
Outlook	Stable	Stable	Stable

SCE's credit ratings may be further affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts and environmental remediation obligations would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. For further details, see "—Margin and Collateral Deposits."

The cost of capital mechanism set by the CPUC could impact SCE's results of operations and cash flows. For further information see "Management Overview—2021 Cost of Capital Application."

Available Liquidity

At December 31, 2021, SCE had cash on hand of $279 million and $2.6 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2025.

At December 31, 2021, SCE had $601 million outstanding commercial paper, net of discount, at a weighted average interest rate of 0.45% supported by the $3.4 billion revolving credit facility. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At December 31, 2021, SCE's debt to total capitalization ratio was 0.55 to 1.

At December 31, 2021, SCE was in compliance with all financial covenants that affect access to capital.

Regulatory Proceedings

2021 General Rate Case

The 2021 GRC consists of four separate tracks. Track 1 was similar to previous GRCs and addressed revenue requirements for the three-year period of 2021 – 2023. Tracks 2 and 3 address the reasonableness of 2018 – 2019 and 2020 wildfire mitigation costs that were incremental to amounts authorized in the 2018 GRC, respectively. Track 4 will address the revenue requirement for 2024. SCE is scheduled to submit its testimony for track 4 in May 2022. In January 2021, the CPUC approved a settlement between SCE and all the parties to track 2 of the 2021 GRC proceeding, for further information on track 3 see "—Wildfire Related Regulatory Proceedings."

Track 1

In August 2021, the CPUC approved a final decision on track 1 of the 2021 GRC, which resulted in a base rate revenue requirement of $6.9 billion in 2021, an increase of $1.0 billion over amounts authorized for 2020 in the 2018 GRC. This represented an increase of $331 million over revenue requirements authorized for 2020 through the 2018 GRC and subsequent WEMA and GS&RP CPUC approvals.

The CPUC has approved the establishment of a memorandum account making the authorized revenue requirement changes effective January 1, 2021. Under the final decision, the increase in January 2021 to September 2021 authorized revenues of $722 million are being collected over a 27-month period beginning October 1, 2021.

The final decision authorized $4.9 billion of capital expenditures for 2021. Included in the authorized capital expenditures is $2.4 billion of capital expenditures to install 4,500 miles of covered conductor between 2019 and 2023 as part of SCE's WCCP.

See "Results of Operations—SCE" and "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.

Wildfire Related Regulatory Proceedings

In response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California, SCE has incurred wildfire mitigation, wildfire insurance and wildfire and drought restoration related spending at levels significantly exceeding amounts authorized in its 2018 GRC. The 2021 GRC decision authorized the establishment of balancing accounts for expenses for vegetation management, wildfire insurance, and the WCCP program, with expenditures up to certain thresholds approved for cost recovery. SCE may submit subsequent reasonableness review applications for any spending in excess of these thresholds. During the 2021 – 2023 GRC period, SCE expects to incur vegetation management expenses and capital expenditures for WCCP in excess of thresholds established in the 2021 GRC. SCE also expects to incur costs in excess of amounts authorized in the 2021 GRC related to other wildfire mitigation activities, including inspections and maintenance and PSPS. SCE will track these incremental amounts in memorandum accounts which will be subject to approval in future regulatory proceedings. For more information see "Business—SCE—Overview of Ratemaking Process."

The following table presents changes in deferred wildfire-related and wildfire and drought restoration expenses during 2021:

(in millions)
Balance at December 31, 2020	$1,465
Regulatory deferral	728
Less: transfer to BRRBA, GRC wildfire mitigation balancing accounts and securitization for approved recovery	(438)
Balance at December 31, 2021	$1,755

These deferred wildfire-related and wildfire and drought restoration expenses include $401 million of operations and maintenance expense authorized for recovery in the GRC track 2 proceeding in January 2021. In January 2022, the CPUC approved SCE's request to recover these costs in customer rates over a 36-month period starting March 2022.

Wildfire Mitigation Plan Memorandum Account

SCE's WMPs describe strategies, programs and activities that are in place, being implemented or are under development by SCE, including associated cost estimates, to reduce the risk of SCE equipment contributing to the ignition of wildfires.

SCE filed updates to its 2020 – 2022 WMP with the CPUC and OEIS in February 2021 and February 2022, respectively. Due to the requirement to file annual updates to the WMP, many, but not all, of the programs and activities described in SCE's 2020 – 2022 WMP including the 2021 and 2022 updates, are part of SCE's 2021 GRC, which was originally filed on a forecast basis in 2019. The WMP memorandum account is used to track costs of WMP activities in excess of amounts authorized in SCE's GRCs.

SCE tracked $133 million and $229 million of expenses in the WMP memorandum account during 2021 and 2020, respectively. WMP capital expenditures not authorized in the 2021 GRC, 2018 GRC or contemplated in the GS&RP proceeding were $114 million and $190 million during 2021 and 2020, respectively.

Expenses from 2020 are subject to reasonableness review through track 3 of the 2021 GRC, described below. Expenses from 2021 and subsequent years are subject to reasonableness review, which SCE expects to be conducted through annual proceedings. SCE plans to file an application for recovery of expenses incurred in 2021 that were above authorized amounts in 2022.

Fire Hazard Prevention Memorandum Account

The FHPMA was established to record the costs incurred related to fire hazard prevention in compliance with decisions from the CPUC. Prior to 2021, SCE used the FHPMA to track incremental vegetation management activities undertaken to reduce the risk of fires. In 2021, SCE recorded vegetation management expenses to the vegetation management balancing account established by the 2021 GRC. During 2021, there were no costs recorded in FHPMA.

Expenses from 2018 and 2019 are being recovered in accordance with the GRC track 2 settlement. During 2020, SCE recorded expenses of $252 million in the FHPMA, which are subject to reasonableness review through track 3 of the 2021 GRC, described below.

2021 General Rate Case Wildfire Mitigation Memorandum Account Balances

The 2021 GRC decision provided balancing accounts for cost recovery of up to 115% of authorized vegetation management expenses. SCE has recorded $229 million of 2021 vegetation management expenses above 115% of 2021 GRC authorized levels and tracked in the vegetation management balancing account. Such expenses from 2021 and subsequent years are subject to reasonableness review, which SCE expects to be conducted through annual proceedings. For further information, see "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities."

In March 2021, SCE made its 2021 GRC track 3 filing with the CPUC. In its filing, SCE requested reasonableness review of approximately $1.2 billion of wildfire mitigation costs incurred prior to 2021, consisting of $497 million of incremental operations and maintenance expenses and other costs, and $679 million of incremental capital expenditures. The track 3 expenditures predominantly related to grid hardening, vegetation management, PSPS activities and enhancements to grid operations. The capital expenditures included $502 million of GS&RP capital expenditures not previously subject to settlement.

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

Wildfire Expense Memorandum Account

SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs in its WEMA. In December 2020, SCE filed a WEMA application with the CPUC to seek recovery of $215 million of costs recorded in WEMA at December 31, 2020. The costs primarily related to incremental wildfire insurance premium expenses and associated costs for wildfire liability insurance policies that provide coverage for the last six months of 2020. SCE has requested a final decision in the current WEMA proceeding that would allow these costs to be recovered in rates beginning in 2022.

2020 Emergency Wildfire Restoration

Multiple wildfires occurred during 2020 which caused damage within SCE's service territory and to SCE's Big Creek hydroelectric facility. Restoration work is ongoing in relation to these wildfires. SCE expects to file CEMA requests for recovery of approximately $220 million of operation and maintenance expenses and approximately $345 million of capital expenditures incremental to authorized revenue requirements related to these restoration efforts, the majority to be filed in 2022.

2019 CEMA Application

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of $79 million of operation and maintenance expenses related to 2017 – 2018 drought mitigation efforts and $8 million of revenue requirement associated with $60 million of capital expenditures and capital related expenses related to six 2017 wildfires.

In August 2021, the CPUC issued a decision that authorized full recovery of requested drought restoration costs and approved a revenue requirement of $81 million. However, the final decision denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and that SCE had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. As required by the final decision with respect to the other four fires, SCE filed supplemental testimony in November 2021 segregating the restoration costs attributable to each such fire. SCE's updated revenue requirement for these fires is $1.5 million.

As of December 31, 2021, SCE has $186 million recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events, which require future regulatory filings before recovery may be allowed. These assets would be impaired if permanently disallowed by the CPUC in future cost recovery proceedings and are currently excluded from authorized rate base, pending further regulatory action.

2021 CEMA Application

In September 2021, SCE filed a CEMA application with the CPUC requesting a revenue requirement of $132 million related to various 2018 – 2020 events, which includes revenue requirements of $69 million related to incremental drought mitigation operation and maintenance expenses incurred from 2019 – 2020 and $58 million related to incremental operation and maintenance expenses related to COVID-19.

ERRA Proceeding

SCE's cost-recovery mechanism for its fuel and purchased power-related costs is primarily facilitated in two main balancing accounts, the ERRA and the PABA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. At December 31, 2021, the ERRA was undercollected by approximately $760 million due to higher gas and power prices. The undercollection in ERRA at September 30, 2021 resulted in SCE triggering an established mechanism requiring SCE to file an application to advise the CPUC that SCE's undercollections had exceeded the trigger amount and request a rate change (See "Business—Overview of Ratemaking Process," for further information). In January 2022 the CPUC approved inclusion of the rate increase with a scheduled rate change in March 2022. SCE expects to finance power procurement-related costs using commercial paper, its credit facilities and other borrowings until rates are adjusted.

2022 FERC Formula Rate Annual Update

SCE filed its 2022 annual update with the FERC in November 2021, with the proposed rate effective January 1, 2022. The update reflected an increase in SCE's transmission revenue requirement of $326 million, 30.0% higher than amounts included in the 2021 annual rates. The increase is primarily due to the portion of charges for wildfire-related claims recorded in 2020 subject to recovery from FERC customers, increased plant in service and recovery of prior year undercollections.

CSRP

In April 2021, SCE implemented a new customer service system, which replaced a majority of SCE's customer systems. During the initial months of post-implementation stabilization of CSRP, SCE experienced operational issues, including delayed customer billings, generally in line with forecasted operational issues. These operational issues are expected to return to normal by the end of third quarter of 2022. SCE has tracked the cost of the CSRP system implementation in a memorandum account. Expenditures for the CSRP project were significantly higher than originally projected, approximately $546 million in capital and $63 million in operations and maintenance expenses from inception through 2021.

In July 2021, SCE filed an application with the CPUC requesting approval of $483 million of capital expenditures and $40 million of operations and maintenance expenses recorded in the CSRP memorandum account through April 2021 resulting in revenue requirements of $411 million from 2021 to 2024. SCE plans to seek recovery of costs from May to December 2021 in a future application anticipated to be filed in the second quarter of 2022. The recorded CSRP incremental memo account expenses and capital during 2022 – 2024 will be included for cost recovery in the 2025 GRC Application.

Capital Investment Plan

Major Transmission Projects

A summary of SCE's most significant transmission and substation construction projects during the next two years is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing and regulatory approvals.

		Direct
	Project	Expenditures	Inception to Date	Scheduled In-
Project Name	Lifecycle Phase	(in millions)[1]	(in millions)[1]	Service Date
Mesa Substation	Construction	$661	$587	2022
Riverside Transmission Reliability	Licensing	584	25	2026
Alberhill System[2]	Licensing	486	46	—	[2]
Eldorado-Lugo-Mohave Upgrade	Construction	247	183	2023
1	Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecast discussed in "Management Overview—Capital Program."
2	Includes the original estimated project cost for Alberhill. In January 2020, SCE submitted a supplemental analysis to the CPUC which included alternative projects as well as an update to the original project cost. SCE is unable to predict the timing of a final CPUC decision, the corresponding in-service date, and what the final project costs will be for the Alberhill System Project.

Mesa Substation

The Mesa Substation Project consists of replacing the existing 220 kV Mesa Substation with a new 500/220 kV substation. The Mesa Substation Project will address reliability concerns by providing additional transmission import capability, allowing greater flexibility in the siting of new generation, and reducing the total amount of new generation required to meet local reliability needs in the Western Los Angeles Basin area. In October 2019, SCE achieved the first energization of the new substation. SCE plans to have the 500 kV substation in service in the second quarter of 2022.

Riverside Transmission Reliability

The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities ("RPU"), the municipal utility department of the City of Riverside. While RPU will be responsible for constructing some of the project's facilities within Riverside, SCE's portion of the project consists of constructing upgrades to its system, including a new 230 kV substation; certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. The purpose of the project is to provide RPU and its customers with adequate transmission capacity to serve existing and projected load, to provide for long-term system capacity for load growth, and to provide needed system reliability.

In September 2020, SCE obtained approval from the FERC for abandoned plant treatment for the project, which allows SCE to seek recovery of 100% of all prudently incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. SCE plans to begin construction in the second quarter of 2022.

Alberhill System

The Alberhill System Project consists of constructing a new 500 kV substation, two 500 kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500 kV transmission line, telecommunication equipment and subtransmission lines in western Riverside County. The project was designed to meet long-term forecasted electrical demand in the proposed Alberhill System Project area and to increase electrical system reliability and resiliency. In April 2018 and July 2018, the CPUC issued a proposed decision and an alternate proposed decision, both denying SCE's ability to construct the Alberhill System Project based on a perceived lack of need. SCE filed comments on both proposed decisions requesting that the CPUC grant the certificate of public convenience and necessity ("CPCN") for the Alberhill System Project. In August 2018, the CPUC issued a decision that did not deny or approve the Alberhill System Project but directed SCE to submit supplemental information on the Alberhill System Project including but not limited to a load forecast and cost benefit analysis of several alternatives to the proposed project. Ongoing capital spending has been deferred as a result of the CPUC request for additional information. In January 2020, SCE submitted a supplemental analysis to the CPUC for the Alberhill System Project including several alternatives to the proposed project as well as an update to the original project cost. A final decision on the Alberhill System Project remains pending. Given the uncertainty associated with the resolution of the permitting process, potential revisions to the project have not been reflected in total direct expenditures. SCE continues to believe a system solution is needed for the project area but is unable to predict the timing of a final CPUC decision in connection with the Alberhill System Project proceeding.

Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. Excluding land costs, which may be recovered through sale to a third party, SCE has incurred approximately $55 million of capital expenditures, including overhead costs, as of December 31, 2021, of which approximately $39 million may not be recoverable if the project is cancelled.

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

Construction for the project began in November 2020 and the project is expected to be operational in the second quarter of 2023. SCE has revised the commercial operation date from 2022 due to delayed construction start date pending approvals from the Bureau of Land Management and the National Park Service, and due to shortages of foam insulation material caused by production delays within the United States resulting from the COVID-19 pandemic and extreme winter conditions in early 2021.

Other Capital Investment Projects and Programs

For a discussion of utility owned storage and Grid Development Electrification Programs, see "Management Overview—Capital Program" and "— Electricity Industry Trends." For a discussion of Grid Development for Wildfire Mitigation, see "—Regulatory Proceedings—Wildfire Related Regulatory Proceedings."

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

Two Independent Spent Fuel Storage Installations ("ISFSI") store nuclear fuel at San Onofre. The first primarily stores nuclear fuel from Unit 1 ("ISFSI 1") and the second stores nuclear fuel from Units 2 and 3 ("ISFSI 2"). In March 2022, SCE will submit an application to the CCC to amend SCE's CDP for Unit 1 to extend the permit from November 2022 to November 2035. SCE's CDP for ISFSI 2 extends through 2035.

Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in ISFSI 1 was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work.

Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from San Onofre Units 2 and 3 to dry cask storage in the two ISFSIs was completed in August 2020. In October 2019, the CCC approved SCE's application for a CDP, the principal discretionary permit required to start major decommissioning activities at San Onofre Units 2 and 3. In August 2020, SCE commenced, and is currently conducting, major decommissioning activities in accordance with the terms of the permit. The CCC's issuance of the permit was challenged in December 2019 and an October 2021 Los Angeles Superior Court ruling upholding the validity of the permit has been appealed.

In the third quarter of 2021, SCE updated its decommissioning cost estimate for decommissioning activities to be completed at San Onofre Units 2 and 3 to $3.4 billion (SCE share is $2.6 billion) in 2021 dollars. The decommissioning cost estimate included costs through the expected decommissioning completion date, currently estimated to be in 2053 for San Onofre Units 2 and 3. SCE will file its updated decommissioning cost estimate with the CPUC by May 2022. Decommissioning cost estimates are subject to a number of uncertainties including the cost and timing of nuclear waste disposal, the time it will take to obtain required permits, cost of removal of property, site remediation costs, as well as a number of other assumptions and estimates, including when the federal government will provide for either interim or permanent off-site storage of spent nuclear fuel enabling the removal and transport of spent fuel canisters from the San Onofre site, as to which there can be no assurance. Cost estimates are subject to change as decommissioning proceeds and such changes may be material.

SCE's share of the San Onofre Units 2 and 3 decommissioning costs recorded during 2021 were $236 million (in 2021 dollars). The CPUC conducts a reasonableness review of recorded decommissioning costs.

SCE had nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.8 billion as of December 31, 2021. Based upon the resolution of a number of uncertainties, including the uncertainties of decommissioning discussed above, the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other assumptions and estimates, additional contributions to the nuclear decommissioning trust funds may be required. If additional contributions to the nuclear decommissioning trust funds become necessary, SCE will seek recovery of such additional funds through electric rates and any such recovery will be subject to a reasonableness review by the CPUC. Cost increases resulting from contractual disputes, delays in performance by the contractor, elevated levels of inflation, or permitting delays, among other things, could cause SCE to materially overrun the decommissioning cost estimate and could materially impact the sufficiency of trust funds. In December 2021, the CPUC approved disbursements from SCE's nuclear decommissioning trusts to cover forecasted 2022 decommissioning costs for San Onofre Units 2 and 3, of which SCE's share is $290 million in 2022 dollars.

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

Effective January 1, 2020, the common equity component of SCE's CPUC authorized capital structure was increased from 48% to 52% on a weighted average basis over the January 1, 2020 to December 31, 2022 compliance period. For further information, see "Business—SCE—Overview of Ratemaking Process." Certain amounts, including the impact of SCE's contributions to the Wildfire Insurance Fund under AB 1054, are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see "Business—Southern California Wildfires."

The CPUC authorized capital structure differs from the capital structure calculated based on GAAP due to certain exclusions allowed by CPUC. In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. The temporary exclusion will lapse on May 7, 2022 and SCE anticipates filing another application for waiver of compliance with its equity ratio requirement in April 2022. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement while the waiver application is pending resolution. While the exclusion is in place, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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

SCE's ability to declare and pay common dividends may be restricted under the terms of its outstanding series of preference stock. For further information see "Notes to Consolidated Financial Statements—Note 14. Equity."

As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 24, 2022, SCE declared a dividend to Edison International of $325 million.

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

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at December 31, 2021 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of December 31, 2021, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

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

(in millions)
Collateral posted as of December 31, 2021[1]	$266
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	96
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movement[3]	43
Posted and potential collateral requirements	$405

1      Net collateral provided to counterparties and other brokers consisted of $201 million in letters of credit and surety bonds and $65 million of cash collateral, of which $16 million was offset against derivative liabilities and $49 million was reflected in "Other current assets" on the consolidated balance sheets.

2      Represents potential collateral requirements for accounts payable and market-to-market valuation at December 31, 2021. Requirement varies throughout the period and is generally lower at the end of the month.

3      Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2021 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

Edison International Parent and Other

In the next 12 months, Edison International expects to fund its net cash requirements through cash on hand, dividends from SCE, and equity issuances and bank financings. Edison International may finance its ongoing cash requirements, including common stock dividends, working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with short-term or other financings, subject to availability in the bank and capital markets.

At December 31, 2021, Edison International Parent had cash on hand of $52 million and $1.5 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2025.

At December 31, 2021, Edison International Parent did not have any outstanding commercial paper. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained.

In 2021, Edison International issued $2.0 billion of preferred securities, containing approximately $1.0 billion of equity content as viewed by rating agencies, to enable SCE to issue debt to finance payments for resolution of wildfire claims related to the 2017/2018 Wildfire/Mudslide Events, while allowing Edison International and SCE to maintain investment grade credit ratings. Edison International does not expect further issuances of equity securities to support financing the resolution of wildfire claims contemplated in its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events at December 31, 2021. However, an increase in estimated losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events could result in increased equity needs. In order to fund SCE's growth, Edison International expects to issue securities containing up to $250 million of equity content annually, on average from 2022 through 2025. In 2022, Edison International expects to issue securities containing $300 to $400 million of equity content to support SCE's capital investment needs and SCE maintaining the common equity component of its capital structure, after CPUC allowed exclusions, at 52% on a weighted average basis over the Capital Structure Compliance Period. For further information, see "—SCE—SCE Dividends." The higher-than-average equity content expected in 2022 is driven by the anticipated capital expenditures associated with SCE's utility owned storage projects. For further information see "Management Overview—Capital Program."

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

Edison International's ability to declare and pay common dividends may be restricted under the terms of the Series A and Series B Preferred Stock. For further information see "Notes to Consolidated Financial Statements—Note 14. Equity."

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2021, Edison International's consolidated debt to total capitalization ratio was 0.61 to 1.

At December 31, 2021, Edison International Parent was in compliance with all financial covenants that affect access to capital.

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

Net Operating Loss and Tax Credit Carryforwards

Edison International has approximately $2.9 billion of tax effected net operating loss and tax credit carryforwards at December 31, 2021 (after offsetting $277 million of unrecognized tax benefits and $223 million of Capistrano Wind net operating loss and tax credit carryforwards), which are available to offset future consolidated tax liabilities. See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for further information regarding taxes payable to Capistrano Wind. Edison International expects to utilize its net operating loss and tax credit carryforwards through 2029 based on currently enacted tax laws.

Historical Cash Flows

SCE

(in millions)	2021	2020	2019
Net cash provided by (used in) operating activities	$158	$1,427	$(91)
Net cash provided by financing activities	5,218	3,699	4,771
Net cash used in investing activities	(5,152)	(5,094)	(4,678)
Net increase in cash, cash equivalents and restricted cash	$224	$32	$2

Net Cash Provided by (Used in) Operating Activities

The following table summarizes major categories of net cash provided by (used in) operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2021, 2020 and 2019:

	Years ended December 31,			Change in cash flows
(in millions)	2021	2020	2019	2021/2020	2020/2019
Net income	$935	$942	$1,530
Non-cash items[1]	2,534	1,840	1,782
Subtotal	3,469	2,782	3,312	687	(530)
Contributions to Wildfire Insurance Fund	(95)	(95)	(2,457)	—	2,362
Changes in cash flow resulting from working capital[2]	(705)	(136)	298	(569)	(434)
Regulatory assets and liabilities	(720)	(1,799)	(1,278)	1,079	(521)
Wildfire related claims[3]	(2,648)	(56)	(101)	(2,592)	45
Proceeds from Morongo Transmission LLC[4]	400	—	—	400	—
Other noncurrent assets and liabilities[5]	457	731	135	(274)	596
Net cash provided by (used in) operating activities	$158	$1,427	$(91)	$(1,269)	$1,518
1	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, Wildfire Insurance Fund amortization expense, deferred income taxes and other.
2	Changes in working capital items include receivables, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, and other current assets and liabilities.
3	2021 amounts include $3.9 billion settlements on 2017/2018 Wildfire/Mudslide Events claims, partially offset by an increase of estimated loss of $1.3 billion. The 2020 and 2019 amounts were primarily related to payments of $1.5 billion and $360 million for 2017/2018 Wildfire/Mudslide Events, respectively, partially offset by an increase of $1.3 billion and $232 million in liabilities for the 2017/2018 Wildfire/Mudslide Events, respectively.
4	Represents $400 million proceeds from Morongo Transmission LLC for use of a portion of the West of Devers transmission line in 2021.
5	Includes changes in wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

Net cash provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2021 by $687 million from 2020 primarily due the impact of adopting the 2021 GRC final decision and higher FERC revenue, partially offset by lower insurance benefits and higher property taxes.

Net cash used in operating activities was also impacted by cash outflow of $95 million related to SCE's contributions to the Wildfire Insurance Fund in both 2021 and 2020. See "Business—Southern California Wildfire" for further information.

Net cash outflow for working capital was $705 million and $136 million in 2021 and 2020, respectively. Net cash outflow for working capital increased in 2021 mainly due to increases in unbilled revenue and customer receivables of $700 million in 2021 and $357 million in 2020, respectively. The net cash outflow in 2020 was partially offset by an increase in payables of $255 million.

Net cash used in regulatory assets and liabilities, including the increase in net undercollections of balancing accounts, was $720 million and $1,799 million in 2021 and 2020, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2021

●	Net undercollections of BRRBA increased by $227 million primarily driven by adoption of the 2021 GRC final decision, including 2021 authorized revenue requirements to be collected over a 27-month period starting October 2021, and CEMA drought authorized revenue requirement to be collected over a 12-month period starting October 2021. The undercollections are partially offset by current year overcollection due to higher sales volume, and recovery of prior year undercollections, including WEMA and GS&RP being collected over a two-year and one-year period, respectively, starting October 2020.
●	Undercollections of $364 million were related to wildfire-related expenses that are probable of future recovery from customers. See "Notes to Consolidated Financial Statements—Note 11. Regulatory Assets and Liabilities" for further information.
●	Undercollections of CEMA accounts decreased by $62 million as a result of approval to recover drought restoration costs, which was transferred to BRRBA for recovery, partially offset by additional restoration costs due to wildfire events in 2020.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account ("NSGBA") increased by $251 million primarily due to current year undercollections as a result of higher gas and power prices, partially offset by higher sales volume, and recovery of prior PABA and NSGBA undercollections.
●	Undercollections from COVID-19-related memorandum and balancing accounts decreased by $82 million due to transfer of $182 million to ERRA and public purpose programs, partially offset by additional customer uncollectible expenses.
●	Undercollections of $98 million in the CSRP memorandum account were related to CSRP implementation costs.

2020

●	Net undercollections of BRRBA were $622 million at December 31, 2020, compared to net overcollections of $328 million at December 31, 2019. Net undercollections increased by $950 million primarily due to refunds of prior overcollections (including incremental tax benefits and overcollections of distribution revenue that are being refunded over an 18-month period, starting in July 2019, as part of SCE's 2018 GRC decision), reclassification of approximately $500 million in undercollections from WEMA to be collected over a two-year period, starting October 2020, and the CPUC approval of $140 million GS&RP spending to be collected over a one-year period, starting October 2020, partially offset by current year overcollections due to higher distribution revenue primarily driven by higher residential usage.
●	Undercollections of $356 million were related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs and insurance premiums, partially offset by an approximately $500 million reclassification to BRRBA as discussed above.
●	Undercollections of $241 million were related to service restoration and damage repair costs that were tracked in CEMA accounts, primarily due to wildfire events incurred in 2020 and drought restoration costs.
●	Net undercollections of FERC balancing accounts were $12 million at December 31, 2020, compared to net overcollections of $127 million at December 31, 2019. Net overcollections of FERC balancing accounts decreased by $139 million primarily due to a refund of prior year overcollections, expected recoveries from FERC customers related to 2017/2018 Wildfire/Mudslide Events and higher expenses related to wildfire mitigation and vegetation management, partially offset by overcollections due to current year billing at a higher ROE than approved in the 2019 Formula Rate Settlement.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $201 million primarily due to recovery of prior ERRA and PABA undercollections, partially offset by undercollections in 2020 due to higher than forecasted power purchase price due to warmer than expected weather in the second half of the year.
●	Undercollections of $176 million were related to incremental costs associated with COVID-19, primarily related to customer uncollectibles, sequestering certain SCE employees and coordination of SCE's response to the emergency.

Cash flows (used in) or provided by other noncurrent assets and liabilities were primarily related to the insurance recovery of $708 million and $1.0 billion in 2021 and 2020, respectively. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.

Cash flows (used in) or provided by other noncurrent assets and liabilities also includes net loss of $31 million and net earnings of $25 million from nuclear decommissioning trust investments in 2021 and 2020, respectively and SCE's payments of decommissioning costs ($238 million and $223 million in 2021 and 2020, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for 2021, 2020 and 2019. Issuances of debt and capital contribution from Edison International Parent are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements" and "—Note 14. Equity."

(in millions)	2021	2020	2019
Issuances of long-term debt, including premium/discount and net of issuance costs	$5,411	$2,676	$2,306
Long-term debt repaid or repurchased	(1,037)	(699)	(82)
Short-term debt borrowed	2,654	2,194	750
Short-term debt repaid	(2,255)	(326)	(750)
Commercial paper financing, net	(124)	175	(171)
Capital contributions from Edison International Parent	1,633	1,432	3,250
Redemptions of preferred and preference stock	—	(308)	—
Payment of common stock dividends to Edison International	(975)	(1,332)	(400)
Payment of preferred and preference stock dividends	(106)	(118)	(121)
Other	17	5	(11)
Net cash provided by financing activities	$5,218	$3,699	$4,771

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Cash used in capital expenditures were $5.5 billion, $5.5 billion and $4.9 billion for 2021, 2020 and 2019, respectively, primarily related to transmission and generation investments. SCE had a net redemption of nuclear decommissioning trust investments of $256 million and $197 million in 2021 and 2020, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

(in millions)	2021	2020	2019
Net cash used in operating activities:
Net (losses) earnings from nuclear decommissioning trust investments	$(31)	$25	$67
SCE's decommissioning costs	(238)	(223)	(172)
Net cash provided by investing activities:
Proceeds from sale of investments	3,961	5,927	4,389
Purchases of investments	(3,705)	(5,730)	(4,283)
Net cash impact	$(13)	$(1)	$1

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments.

Funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. The net cash impact reflects timing of decommissioning payments ($238 million and $223 million in 2021 and 2020, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($225 million and $222 million in 2021 and 2020, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

(in millions)	2021	2020	2019
Net cash used in operating activities	$(147)	$(164)	$(216)
Net cash provided by financing activities	227	28	132
Net cash provided by investing activities	1	123	—
Net increase (decrease) in cash and cash equivalents	$81	$(13)	$(84)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased in 2021 by $17 million from 2020 due to:

●	Outflows of $147 million and $164 million from operating activities in 2021 and 2020, respectively, due to payments and receipts relating to interest and operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities were as follows:

(in millions)	2021	2020	2019
Dividends paid to Edison International common shareholders	$(988)	$(928)	$(810)
Dividends paid to Edison International preferred shareholders	(35)	—	—
Dividends received from SCE	975	1,332	400
Capital contributions to SCE	(1,633)	(1,432)	(3,250)
Issuance of common stock	32	912	2,391
Issuance of preferred stock, net of issuance costs	1,977	—	—
Long-term debt issuance, net of discount and issuance costs	—	397	1,390
Long-term debt repayments	—	(400)	—
Commercial paper financing, net	(130)	129	(1)
Other	29	18	12
Net cash provided by financing activities	$227	$28	$132

Net Cash Provided by Investing Activities

Net cash provided by investing activities included a cash inflow of $132 million from the sale of a lease investment in Vidalia, Louisiana in 2020.

Contractual Obligations and Contingencies

Contractual Obligations

SCE and Edison International Parent and Other have various contractual obligations, which are recorded as liabilities in the consolidated financial statements. Other items, such as certain purchase commitments and other executory contracts, are not recognized as liabilities in the consolidated financial statements but are required to be disclosed in the footnotes to the financial statements.

For details on long-term debt, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

Certain power purchase agreements which SCE entered into with independent power producers are treated as operating or finance leases. In addition, SCE has other operating lease obligations primarily related to vehicles, office space and other equipment. For further discussion, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" and "—Note 13. Leases."

SCE also has other purchase obligations primarily related to maintaining reliability and expanding SCE's transmission and distribution system and nuclear fuel supply contracts. For further discussion, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

Edison International Parent and Other and SCE have estimated contributions to the pension and postretirement benefits other than pension ("PBOP") plans. These amounts represent estimates that are based on assumptions that are subject to change. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Edison International and SCE have a total net liability recorded for uncertain tax positions. Edison International and SCE cannot make reliable estimates of the cash flows by period due to uncertainty surrounding the timing of resolving these open tax issues with the tax authorities. See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for further information.

For details on derivative obligations and asset retirement obligations, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments" and "—Note 1. Summary of Significant Accounting Policies," respectively.

Contingencies

Edison International's and SCE's contingencies are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."

Off-Balance Sheet Arrangements

SCE has variable interests in power purchase contracts with variable interest entities and a variable interest in unconsolidated Trust II, Trust III, Trust IV, Trust V and Trust VI that issued $400 million (aggregate liquidation preference) of 5.10%, $275 million (aggregate liquidation preference) of 5.75%, $325 million (aggregate liquidation preference) of 5.375%, $300 million (aggregate liquidation preference) of 5.45% and $475 million (aggregate liquidation preference) of 5.00%, trust securities, respectively, to the public. In 2020, SCE Trust II redeemed $180 million of its trust securities from the public, from its issued trust securities of $400 million. See "Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."

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

Interest Rate Risk

Edison International and SCE are exposed to changes in interest rates primarily as a result of financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International's and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2021 through a CPUC cost of capital adjustment mechanism, see "Liquidity and Capital Resources—SCE" and "Business—SCE—Overview of Ratemaking Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International:
December 31, 2021	$25,247	$27,718	$26,920	$28,565
December 31, 2020	20,337	23,824	23,132	24,557
SCE:
December 31, 2021	22,110	24,375	23,603	25,196
December 31, 2020	17,204	20,365	19,700	21,071

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

The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net asset of $44 million and $108 million at December 31, 2021 and 2020, respectively.

The following table summarizes the increase or decrease to the fair values of the net asset of derivative instruments included in the consolidated balance sheets, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

	December 31,
(in millions)	2021	2020
Increase in electricity prices by 10%	$13	$18
Decrease in electricity prices by 10%	(13)	(18)
Increase in gas prices by 10%	20	9
Decrease in gas prices by 10%	(20)	(9)

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of set-off. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2021, SCE's power and gas trading counterparty credit risk exposure was $45 million, all of which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating.

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

Effect if Different Assumptions Used.   Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets, plant investments and/or liabilities would have to be written off against current period earnings. At December 31, 2021, the consolidated balance sheets included regulatory assets of $9.4 billion and regulatory liabilities of $9.6 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.

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

Management judgment was required to assess whether a loss contingency was probable and reasonably estimable for the 2017/2018 Wildfire/Mudslide Events. Based on SCE's internal review into the facts and circumstances of each of the 2017/2018 Wildfire/Mudslide Events and consideration of the risks associated with litigation, Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE accrued charges, before recoveries and taxes, of $1.3 billion, $1.3 billion and $232 million for the 2017/2018 Wildfire/Mudslide Events in the years ended 2021, 2020 and 2019, respectively. Edison International and SCE recorded expected recoveries from insurance of $2.0 billion for 2017/2018 Wildfire/Mudslide Events during 2018. Edison International and SCE also recorded expected recoveries through FERC electric rates of $67 million, $84 million and $14 million in the years 2021, 2020 and 2019, respectively. The net charges to earnings recorded were $894 million, $874 million and $157 million after-tax in 2021, 2020 and 2019 respectively.

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

In light of the TKM Subrogation Settlement and increased settlement activity with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation, among other things, management previously established a best estimate of expected potential losses for alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events litigation in the third quarter of 2020. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The net result of management's 2021 reviews, including a review of information obtained as a result of achieving key milestones in the litigation process, including settlement activity to date and the expiration of some statutes of limitations, was a $1.3 billion increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events during the third quarter of 2021.

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

Income Taxes

Nature of Estimates Required.   As part of the process of preparing its consolidated financial statements, Edison International and SCE are required to estimate income taxes for each jurisdiction in which they operate. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Edison International's and SCE's consolidated balance sheets, including net operating loss and tax credit carryforwards. Certain estimates and assumptions are required to determine whether deferred tax assets can and will be utilized in future periods. Edison International expects that $7 million in loss and credit carryovers set to expire in 2022, will go unutilized and established a valuation allowance against this asset during 2021. Based on currently enacted tax laws, Edison International expects to generate sufficient taxable income beginning in 2023 to fully utilize all loss and credit carryovers set to expire beyond 2022.

Edison International and SCE take certain tax positions they believe are in accordance with the applicable tax laws. However, these tax positions are subject to interpretation by the Internal Revenue Service, state tax authorities and the courts. Edison International and SCE determine uncertain tax positions in accordance with the authoritative guidance.

Key Assumptions and Approach Used.  In determining whether it is more likely than not that all or some portion of net operating loss and tax credit carryforwards can be utilized, management analyzes the trend of U.S. GAAP earnings and then estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies based on currently enacted tax laws.

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

Effect if Different Assumptions Used.  Should a change in facts or circumstances, including a change in enacted tax legislation, lead to a change in judgment about the ultimate realizability of a deferred tax asset, Edison International and SCE would record or adjust the related valuation allowance in the period that the change in facts and circumstances occurs, along with a corresponding increase or decrease in the provision for income taxes.

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

Nuclear Decommissioning – Asset Retirement Obligation

Key Assumptions and Approach Used.   San Onofre Units 1, 2 and 3 decommissioning cost estimates are updated in each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") and when there are material changes to the timing or amount of estimated future cash flows. Palo Verde decommissioning cost estimates are updated by the operating agent, Arizona Public Services, every three years and when there are material changes to the timing or amount of estimated future cash flows. SCE estimates that it will spend approximately $6.3 billion undiscounted through 2080 to decommission its nuclear facilities.

The current ARO estimates for San Onofre and Palo Verde are based on:

●	Decommissioning Costs. The estimated costs for labor, material, equipment and other, and low-level radioactive waste costs are included in each of the NRC decommissioning stages: license termination, site restoration and spent fuel storage. The liability to decommission SCE's nuclear power facilities is based on a 2020 decommissioning study to be filed as part of the 2021 NDCTP for San Onofre Unit 1, 2 and 3 and a 2019 decommissioning study for Palo Verde, with revisions to the cost estimate in 2020.
●	Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment and low-level radioactive waste burial costs. SCE's current estimates are based upon SCE's decommissioning cost methodology used for ratemaking purposes. Average escalation rates range from 1.7% to 7.5% (depending on the cost element) annually.

●	Timing. Cost estimates for Palo Verde are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The Palo Verde 1, 2, 3 operating licenses currently expire in 2045, 2046 and 2047, respectively. Initial decommissioning activities at San Onofre Unit 1 started in 1999 and at Units 2 and 3 in 2013. Cost estimates for San Onofre Units are currently based on completion of decommissioning activities by 2053.
●	Spent Fuel Dry Storage Costs. Cost estimates, including the impact of escalations, are based on an assumption that the U.S. Department of Energy will begin to take spent fuel from the nuclear industry in 2031 and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2051 and 2078, respectively.
●	Changes in Decommissioning Technology, Regulation and Economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.

See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for further discussion of the plans for decommissioning of San Onofre.

Effect if Different Assumptions Used.  The ARO for decommissioning SCE's nuclear facilities was $2.4 billion as of December 31, 2021, based on the decommissioning studies performed and the subsequent cost estimate updates. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability.

The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

Increase to ARO and
Regulatory Asset at
(in millions)	December 31, 2021
Uniform increase in escalation rate of 1 percentage point	$582

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

As of December 31, 2021, Edison International's and SCE's pension plans had a $4.2 billion and $3.7 billion projected benefit obligation, respectively, and total 2021 expense for these plans was $48 million and $44 million, respectively. As of December 31, 2021, the accumulated benefit obligation for both Edison International's and SCE's PBOP plans were $1.9 billion, and total 2021 expense for Edison International's plan were $1 million, and no expense for SCE's plans. Annual contributions made to most of SCE's pension plans are currently recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.

Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2021, this cumulative difference amounted to $70 million, meaning that the ratemaking method has recognized less in expense than the accounting method since implementation of authoritative guidance for employers' accounting for pensions in 1987, which was more than offset by a regulatory liability for the current funding level of SCE's pension plan.

Edison International and SCE used the following critical assumptions to determine expense for pension and other postretirement benefit for 2021:

		Postretirement
	Pension	Benefits Other
(in millions)	Plans	than Pensions
Discount rate[1]	2.38%	2.67%
Expected long-term return on plan assets[2]	5.50%	4.00%
Assumed health care cost trend rates[3]	*	6.50%

*     Not applicable to pension plans.

1	The discount rate enables Edison International and SCE to state expected future cash flows at a present value on the measurement date. Edison International and SCE select its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows by matching the timing and amount of expected future benefit payments to the corresponding yields from the Wills Towers Watson RATE: Link 10th – 90th percentile yield curve model on the measurement date.
2	To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 4.0% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 9.3%, 11.2% and 10.5% for the one-year, five-year and ten-year periods ended December 31, 2021, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 6.7%, 9.3% and 9.4% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.
3	The health care cost trend rate gradually declines to 5.0% for 2029 and beyond.

As of December 31, 2021, Edison International and SCE had unrecognized pension gains of $321 million and $383 million, respectively, and unrecognized PBOP gains of $885 million and $886 million, respectively. The unrecognized pension and PBOP gains primarily consisted of the cumulative impact of the increased discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred gains, $395 million of SCE's pension gains and $886 million of SCE's PBOP gains are recorded as regulatory liabilities, respectively, and are expected to refund over the average expected future service of employees.

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

The following table summarizes the increase or decrease to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
	Increase in	Decrease in	Increase in	Decrease in
	discount rate	discount rate	discount rate	discount rate
(in millions)	by 1%	by 1%	by 1%	by 1%
Change to projected benefit obligation for pension	$(392)	$475	$(354)	$430
Change to accumulated benefit obligation for PBOP	(255)	325	(254)	324

A one percentage point increase in the expected rate of return on pension plan assets would decrease Edison International's and SCE's current year expense by $40 million and $38 million, respectively, and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $27 million.

Contributions to the Wildfire Insurance Fund

Nature of Estimates Required. At December 31, 2021, Edison International and SCE have a $2.4 billion long-term asset and a $204 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2021, a long-term liability of $620 million has been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contribution amounts. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.

Management concluded it would be most appropriate to account for the contributions to the Wildfire Insurance Fund similar to prepaid insurance, ratably allocating the expense to periods based on an estimated period of coverage.

Key Assumptions and Approach Used. The Wildfire Insurance Fund does not have a defined life. Instead, the Wildfire Insurance Fund will terminate when the administrator determines that the fund has been exhausted. In 2021 management estimated that the Wildfire Insurance Fund will provide insurance coverage for a period of 15 years. The determination of the correct period in which to record an expense in relation to contributions to the Wildfire Insurance Fund depends, among other factors, on management's assessment of: the future occurrence and magnitude of wildfires; the involvement of SCE, or other electrical corporations which could access the Wildfire Insurance Fund, in the ignition of those fires; the probable future outcomes of CPUC cost recovery proceedings for wildfire claims, which may require reimbursement of the fund by electrical corporations; and the use of the contributions by the administrator of the Wildfire Insurance Fund. Further information regarding these factors may become available due to the actions of the fund administrator, or other entities, which could require management to reassess the period of coverage. In estimating the period of coverage, Edison International and SCE used Monte Carlo simulations based on seven years (2014 – 2020) of historical data from wildfires caused by electrical utility equipment to estimate expected loss. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, PG&E and SDG&E against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. These inputs are most affected by the historical data used in estimating expected losses. Using a 15-year period of historical data, with average annual statewide gross claims of $4.3 billion, compared to $7.6 billion for the eight-year historical data, would increase the period of coverage to 25 years.

Based on information available in the first quarter of 2022 regarding catastrophic wildfires during 2021, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. Using eight years of historical data (2014 – 2021) of wildfires caused by electrical utility equipment to create Monte Carlo simulations of expected loss, the expected life of the Wildfire Insurance Fund remained 15 years from the date SCE committed to participate in the Wildfire Insurance Fund.

Effect if Different Assumptions Used. Changes in the estimated life of the insurance fund could have a material impact on the expense recognition.

NEW ACCOUNTING GUIDANCE

New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

RISK FACTORS

RISKS RELATING TO EDISON INTERNATIONAL

Edison International's liquidity and ability to pay dividends depends on its ability to borrow funds, access to bank and capital markets, monetization of tax benefits held by Edison International, and SCE's ability to pay dividends and tax allocation payments to Edison International. Edison International is a holding company and, as such, it has no material operations of its own. Edison International's ability to meet its financial obligations, make investments, and to pay dividends on its common stock is primarily dependent on the earnings and cash flows of SCE and SCE's ability to make upstream distributions. If SCE does not make upstream distributions to Edison International and Edison International is unable to access the bank and capital markets on reasonable terms, Edison International may be unable to continue to pay dividends to its shareholders or meet its financial obligations.

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

SCE's ongoing financial results depend on its ability to recover its costs from its customers, including the costs of electricity purchased for its customers, through the rates it charges its customers as approved by the CPUC and FERC. SCE's financial results also depend on its ability to earn a reasonable return on capital, including long-term debt and equity. SCE's ability to recover its costs and earn a reasonable rate of return can be affected by many factors, including the time lag between when costs are incurred and when those costs are recovered in customers' rates and differences between the forecast or authorized costs embedded in rates (which are set on a prospective basis) and the amount of actual costs incurred. The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, SCE expects to incur wildfire mitigation expenses and increased labor and material costs due to supply chain constraints and elevated levels of inflation before it is clear whether such costs will be recoverable from customers. Also, the CPUC may deny recovery of costs incurred by SCE, including uninsured wildfire-related costs and costs related to its new customer service system, if the CPUC determines that SCE was not prudent. In addition, while SCE supports California's environmental goals, it may be prevented from fully executing on its strategy to support such goals by regulatory delay or lack of approval of cost-recovery for the costs of such strategic actions and electrification programs from the relevant regulatory agencies.

SCE's authorized return on investment is established by multiplying an authorized rate of return, determined by the CPUC in standalone cost of capital proceedings, by SCE's authorized CPUC rate base. SCE's CPUC-authorized cost of capital is subject to potential adjustment should interest rates move substantially in years between cost of capital proceedings. For further information on the cost of capital mechanism see "Management Overview—2021 Cost of Capital Application" in the MD&A.

SCE's capital investment plan, increasing procurement of renewable power and energy storage, inflation, commodity price volatility, increasing environmental regulations, currently leveling demand, and the cumulative impact of other public policy requirements, collectively place continuing upward pressure on customer rates. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover its costs (and an adequate return on capital) in rates in a timely manner, its financial condition and results of operations could be materially affected.

SCE is subject to extensive regulation and the risk of adverse regulatory and legislative decisions, delays in regulatory or legislative decisions, and changes in applicable regulations or legislation.

SCE operates in a highly regulated environment. SCE's business is subject to extensive federal, state and local energy, environmental and other laws and regulations. Among other things, the CPUC regulates SCE's retail rates and capital structure, and the FERC regulates SCE's wholesale rates. The NRC regulates the decommissioning of San Onofre in addition to the local and state agencies that require permits. The construction, planning, and siting of SCE's power plants, energy storage projects, and transmission lines in California are also subject to regulation by the CPUC and other local, state and federal agencies.

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

To the extent the Wildfire Insurance Fund and other provisions of AB 1054 do not effectively mitigate the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, not achieving a more comprehensive solution could have a detrimental effect on SCE's business and financial condition. The effectiveness of AB 1054 to mitigate the wildfire-related risk faced by SCE is conditioned in part on the performance of OEIS and various entities formed under AB 1054 and related legislation to, among other things, administer the Wildfire Insurance Fund, approve WMPs, issue safety certifications, oversee and enforce compliance with wildfire safety standards, and develop metrics to reduce risk and measure compliance with risk reduction. In addition, CPUC approval is required to recover the costs SCE is incurring to strengthen its wildfire mitigation and prevention efforts described in SCE's WMPs. See "Business—Southern California Wildfires" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings——Wildfire Related Regulatory Proceedings" in the MD&A.

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

Severe wildfires and increased urban development in high fire risk areas in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of utility practices and/or the failure of electric and other utility equipment. Catastrophic wildfires can occur in SCE's service territory even if SCE effectively implements its WMPs. California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale generally stated by these courts for applying this theory to investor-owned utilities is that property losses resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in November 2017, the CPUC issued a decision denying an investor-owned utility's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that the investor-owned utility did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. An inability to recover uninsured wildfire-related costs could materially affect SCE's business, financial condition and results of operations. For example, if SCE is found liable for damages related to catastrophic wildfires, including the 2017/2018 Wildfire/Mudslide Events, and is unable to, or believes that it will be unable to, recover those damages through insurance, the Wildfire Insurance Fund (which is only available for fires ignited after July 12, 2019) or electric rates, or access the bank and capital markets on reasonable terms, SCE may not have sufficient cash or equity to pay dividends or may be restricted from declaring such dividends because it does not meet CPUC or California law requirements related to the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the MD&A. Also see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Edison International's and SCE's costs of accessing capital markets has increased due to the risks associated with wildfires in Southern California. Edison International's and SCE's access to the bank and capital markets could also be constrained and/or the costs of accessing those markets could increase further as a result of wildfire risk, including if Edison International's and/or SCE's credit ratings are downgraded or placed on negative watch due to concerns about Edison International and/or SCE's financial health as a result of wildfires.

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

SCE will face a higher likelihood of catastrophic wildfires in its service territory if it cannot effectively implement its WMPs. For example, SCE may not be able to effectively implement its WMPs if it experiences unanticipated difficulties relative to sourcing, engaging, and retaining effectively trained contract workers or procuring materials it needs to fulfill its mitigation obligations under the WMPs. In addition, if SCE does not have an approved WMP, SCE will not be issued a safety certification from the CPUC and will consequently not benefit from the presumption of prudency or the AB 1054 Liability Cap.

The CPUC may assess penalties on SCE if it finds that SCE has failed to substantially comply with its WMP. In addition, SCE may be subject to mandated changes to, or restrictions on, its operational PSPS practices, regulatory fines and penalties, claims for damages and reputational harm if SCE does not execute PSPS in compliance with applicable rules and regulations or if it is determined that SCE has placed excessive or unreasonable reliance on PSPS.

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

For more information on AB 1054, see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs—2019 Wildfire Legislation. "

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

For more information on AB 1054, see "Business—Southern California Wildfires and Mudslides—Recovery of Wildfire-Related Costs—2019 Wildfire Legislation."

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

Extreme heat events can lead to prolonged widespread outages due to, among other things, state-wide capacity supply shortages or equipment failure. Extreme weather events can also lead to use of PSPS. Weather-related events, such as debris flows and melting of significantly higher than normal snow pack, and earthquakes can cause over-topping or failure at an SCE dam resulting in a rapid release of water that could cause, among other things, public safety issues, property damage and operational issues.

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

Electricity poses hazards for employees and the general public should they come in contact with electrical current or equipment, including through energized downed power lines or if equipment malfunctions. In addition, the risks associated with the operation of transmission and distribution assets and power generating and storage facilities include public and employee safety issues and the risk of utility assets causing or contributing to wildfires.

Injuries and property damage caused by such events can subject SCE to liability that, despite the existence of insurance coverage, can be significant. In addition, SCE may be held responsible for the actions of its contractors. No assurance can be given that future losses will not exceed the limits of SCE's or its contractors' insurance coverage. The CPUC has increased its focus on public safety with an emphasis on heightened compliance with construction and operating standards and the potential for penalties being imposed on utilities. Additionally, the CPUC has delegated to its staff the authority to issue citations to electric utilities, which can impose fines of up to $100,000 per violation per day (capped at a maximum of $8 million), pursuant to the CPUC's jurisdiction for violations of safety rules found in statutes, regulations, and the CPUC's General Orders. The CPUC also can issue fines greater than $8 million outside of the citation program. Such penalties and liabilities could be significant and materially affect SCE's liquidity and results of operations.

SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage the risks inherent in constructing, operating, and maintaining its facilities and workforce.

SCE's infrastructure is aging and could pose a risk to system reliability. SCE is also constructing utility owned storage on an accelerated basis to mitigate possible state-wide capacity shortages in 2022 and later years, and any delays in construction may result in those facilities being unavailable to reduce the impact of any capacity shortages in summer 2022. In addition, as described above, wildfires in SCE's service territory can cause significant public safety issues, property damage and operational issues.

In order to mitigate these risks, SCE is engaged in a significant and ongoing infrastructure investment program. This substantial investment program elevates operational risks and the need for superior execution in SCE's activities. SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage these risks as well as the risks inherent in constructing, operating, and maintaining its facilities, the operation of which can be hazardous and important for system reliability. SCE's inherent operating risks include such matters as the risks of human performance, workforce capabilities, contractor management, data and records accuracy, public opposition to infrastructure projects, delays, environmental remediation and mitigation costs, difficulty in estimating costs or in recovering costs that are above original estimates, system limitations and degradation, maintaining physical security of workforce and assets, maintaining cybersecurity of data and assets, and delays and interruptions in necessary supplies, including key components necessary for the timely construction of utility owned storage. SCE's financial condition and results of operations could also be materially affected if SCE is unable to attract, train and retain a qualified and diverse workforce, including due to the constrained labor market in California and nationally, SCE's relations with its unionized workforce and actions SCE takes or is required to take in response to the COVID-19 pandemic.

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

The costs of decommissioning San Onofre are subject to reasonableness reviews by the CPUC. These costs may not be recoverable through regulatory processes or otherwise unless SCE can establish that the costs were reasonably incurred. In addition, SCE faces inherent execution risks including such matters as the risks of human performance, workforce capabilities, public opposition, permitting delays, and governmental approvals. Decommissioning costs ultimately incurred could exceed the current estimates and cost increases resulting from contractual disputes, delays in performance by the contractor, elevated levels of inflation, or permitting delays, among other things, could cause SCE to materially overrun current decommissioning cost estimates and could materially impact the sufficiency of trust funds. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" in the MD&A.

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

SCE owns and operates the water distribution system that serves Catalina Island, California and a propane gas distribution system that serves the City of Avalon on Catalina Island, California. Production, storage, treatment and distribution of water for human use and the transportation, storage, distribution and use of gas can be hazardous, and can cause damage to private property and the environment and injury to employees and the general public if equipment fails or does not perform as anticipated. For example, the risks of operating a water distribution system include the potential for burst pipes and water contamination and the risks of operating gas distribution system include the potential for gas leaks, fire or explosion. The risks related to SCE's operation of its water distribution system may be exacerbated due to aging infrastructure. In addition, SCE may have to pay fines, penalties and remediation costs if it does not comply with laws and regulations in the operation of the water and gas distribution systems. An inability to recover costs associated with any such damages or injuries or any fines, penalties or remediation costs, from insurance or through electric rates, could materially affect SCE's business, financial condition and results of operations.

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

Customers and third parties are increasingly deploying DERs, such as solar generation, energy storage, energy efficiency and demand response technologies. California's environmental policy objectives are accelerating the pace and scope of industry change. This change will require modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect DERs. In addition, enabling California's clean energy economy goals will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options and electric vehicle infrastructure. If SCE is unable to effectively adapt to these changes, its business model, its ability to execute on its strategy, and ultimately its financial condition and results of operations could be materially impacted.

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

Regulators such as NERC and U.S. Government agencies, including the Departments of Defense, Homeland Security and Energy, have increasingly stressed that threat sources continue to seek to exploit potential vulnerabilities in the U.S. national electric grid and other energy infrastructures, and that such attacks and disruptions, both physical and cyber, are highly sophisticated and dynamic. Several U.S. Government agencies have highlighted the increasing risks related to ransomware attacks and cybersecurity risks related to the electric sector, including its supply chains, and that the risks may escalate during periods of heightened geopolitical tensions.

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

RISKS RELATING TO EDISON INTERNATIONAL AND SOUTHERN CALIFORNIA EDISON COMPANY

Edison International's and SCE's financial condition and results of operations could be materially impacted by events, like the COVID-19 pandemic, that cause significant disruption to workforces, supply chains, economies, or societies on a regional, statewide, national or global basis.

Edison International and SCE could be materially and adversely impacted by events, such as the widespread outbreak of a communicable disease, that result in, among other things, significant disruption to supply chains, economies, societies or workforces on a regional, statewide, national or global basis. The global spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has created significant uncertainty, volatility and disruption globally and has impacted the operations of Edison International and SCE. The total impacts of the COVID-19 pandemic on Edison International and SCE are still evolving, and the extent to which the pandemic affects Edison International's and SCE's business, operations, cash flows, liquidity and financial results will depend on numerous evolving factors that Edison International and SCE are unable to accurately predict at this time, including, without limitation: the duration and scope of the pandemic; the availability, efficacy and use of vaccinations, governmental, business and individual actions that have been and continue to be taken in response to the pandemic, including vaccine and testing requirements; the impact of the pandemic on economic activity; and the impact of the pandemic on Edison International's and SCE's employees, customers, contractors, insurers and service providers.

Many of the risks and uncertainties identified in this Form 10-K are, and will be, exacerbated by the impacts of the COVID-19 pandemic and the actions being taken by governmental entities, businesses, individuals and others in response to the pandemic. Some examples follow. Similar to other companies, a large portion of Edison International's and SCE's workforce, including employees of their contractors, may be unable to perform their job functions effectively due to illness, family illness, quarantine requirements, and other impacts of the COVID-19 pandemic. In addition, as a result of actions being taken in response to the pandemic, SCE's supply chain has faced constraints and SCE anticipates additional disruptions and delays may occur in 2022. SCE has also faced challenges from local permitting authorities. If a significant portion of SCE's workforce cannot effectively perform their job functions, SCE is unable to attract and retain qualified talent due to vaccine or test requirements, SCE is unable to procure required materials, SCE does not timely obtain any required permits and/or local authorities prohibit SCE from conducting previously permitted work, SCE will likely be unable to effectively and timely complete planned work and projects, including its WMP, utility owned storage, and other capital projects. Further, SCE may be unable to effectively execute its PSPS program due to, among other things, requests from local and State authorities not to shut off the power during the pandemic, and thereby may increase the risk of SCE equipment being associated with the ignition of wildfires.

In addition, impacts of the COVID-19 pandemic on SCE's customers and third parties could also result in SCE facing, among other things, significant reductions in demand for electricity and payment delays and/or defaults from customers which could result in significant under-collections. Edison International and SCE could also face payment delays and/or defaults from insurers and other counterparties. Furthermore, capital markets were impacted by the pandemic in early 2020 and, at the time, this did increase Edison International's and SCE's costs of accessing those markets. Edison International's and SCE's access to the bank and capital markets could also be constrained and/or the costs of accessing those markets could increase as a result of the pandemic, including if Edison International's and/or SCE's credit ratings are downgraded, or placed on negative watch due to concerns about Edison International and/or SCE's financial health as a result of the impacts of the pandemic. SCE may also incur significant incremental costs as a result of actions it is taking in response to the pandemic, including costs being incurred to maintain its operations and assist its employees who are required to telework or are otherwise impacted by the pandemic and costs that may be incurred to test employees for the COVID-19 virus. SCE could also face delays in important legal and regulatory proceedings. These impacts, among others, could materially and adversely impact Edison International's and SCE's business, operations, cash flows, liquidity and financial results.

For more information on see "Management Overview—COVID-19."

Edison International's and SCE's business activities are concentrated in one industry and in one region.

Edison International's and SCE's business activities are concentrated in the electric utility industry. EIX's principal subsidiary, SCE, serves customers only in southern and central California. As a result, Edison International's and SCE's future performance may be affected by events and economic factors unique to California or by regional regulation, legislation or judicial decisions. For example, California courts have applied strict liability to investor-owned utilities in wildfire and other litigation matters. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Edison International

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edison International and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedules of condensed financial information of parent as of December 31, 2021 and 2020 and for each of the three years in the period ended December 31, 2021 and valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Contingent Liability - Southern California Wildfires and Mudslides

As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service territory caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers in the Santa Barbara, Ventura, and Los Angeles Counties. Based on information available to management and consideration of the risks associated with litigation, management expects to incur a material loss in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The Company is named as a defendant in multiple lawsuits filed related to both the wildfires and mudslides. Final determinations of liability for the 2017/2018 Wildfire/Mudslide Events, including determinations of whether the Company was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. As of December 31, 2021, management had paid $5.7 billion in settlements, had $131 million to be paid under executed settlements and had $1.6 billion of estimated losses for remaining alleged and potential claims and for the California Public Utility Commission’s ("CPUC") Safety and Enforcement Division Agreement reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, management had assets for expected recoveries through Federal Energy Regulatory Commission ("FERC") electric rates of $165 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. For instance, as a result of additional information, management increased its estimated losses for the 2017/2018 Wildfire/Mudslide Events in the third quarter of 2021 and accrued estimated losses of $1.3 billion for claims related to the 2017/2018 Wildfire/Mudslide Events, against which SCE has recorded expected recoveries through FERC electric rates of $67 million. The resulting charge was $1.2 billion ($894 million after-tax).

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of loss contingencies associated with wildfires and mudslides. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, assessing the reasonableness of management's assessment regarding whether it is reasonably possible or probable and reasonably estimable that a loss has been incurred, evaluating the assumptions and methods used by management in developing the best estimate of expected potential losses, including currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases, and testing damage claim settlements. When assessing the assumptions related to the best estimate of expected potential losses, the assumptions used were evaluated for reasonableness considering (i) current damage claim settlements, (ii) past wildfire litigation history, and (iii) third-party source data.

Recoverability of Regulatory Assets That Are Not Currently Reflected In Rates

As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost of the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2021, $1.76 billion recorded in wildfire and drought restoration accounts and wildfire-related memorandum accounts represent wildfire and drought restoration costs that are probable of future recovery from customers.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 24, 2022

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern California Edison Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern California Edison Company and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Contingent Liability - Southern California Wildfires and Mudslides

As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service territory caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers in the Santa Barbara, Ventura, and Los Angeles Counties. Based on information available to management and consideration of the risks associated with litigation, management expects to incur a material loss in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. The Company is named as a defendant in multiple lawsuits filed related to both the wildfires and mudslides. Final determinations of liability for the 2017/2018 Wildfire/Mudslide Events, including determinations of whether the Company was negligent, would only be made during lengthy and complex litigation processes. Even when investigations are still pending or liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. As of December 31, 2021, management had paid $5.7 billion in settlements, had $131 million to be paid under executed settlements and had $1.6 billion of estimated losses for remaining alleged and potential claims and for the California Public Utility Commission’s ("CPUC") Safety and Enforcement Division Agreement reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, management had assets for expected recoveries through Federal Energy Regulatory Commission ("FERC") electric rates of $165 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. For instance, as a result of additional information, management increased its estimated losses for the 2017/2018 Wildfire/Mudslide Events in the third quarter of 2021 and accrued estimated losses of $1.3 billion for claims related to the 2017/2018 Wildfire/Mudslide Events, against which SCE has recorded expected recoveries through FERC electric rates of $67 million. The resulting charge was $1.2 billion ($894 million after-tax).

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's evaluation of loss contingencies associated with wildfires and mudslides. These procedures also included, among others, obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, assessing the reasonableness of management's assessment regarding whether it is reasonably possible or probable and reasonably estimable that a loss has been incurred, evaluating the assumptions and methods used by management in developing the best estimate of expected potential losses, including currently available information and assessments, opinions regarding litigation risk, and prior experience with litigating and settling other wildfire cases, and testing damage claim settlements. When assessing the assumptions related to the best estimate of expected potential losses, the assumptions used were evaluated for reasonableness considering (i) current damage claim settlements, (ii) past wildfire litigation history, and (iii) third-party source data.

Recoverability of Regulatory Assets That Are Not Currently Reflected In Rates

As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost of the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2021, $1.76 billion recorded in wildfire and drought restoration accounts and wildfire-related memorandum accounts represent wildfire and drought restoration costs that are probable of future recovery from customers.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 24, 2022

We have served as the Company's auditor since 2002.

(This page has been left blank intentionally.)

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2021	2020	2019
Total operating revenue	$14,905	$13,578	$12,347
Purchased power and fuel	5,540	4,932	4,839
Operation and maintenance	3,645	3,609	3,018
Wildfire-related claims, net of insurance recoveries	1,276	1,328	255
Wildfire Insurance Fund expense	215	336	152
Depreciation and amortization	2,218	1,967	1,730
Property and other taxes	465	438	399
Impairment and other expense (income)	71	(116)	184
Gain on sale of lease interest and other operating income	(2)	(133)	(5)
Total operating expenses	13,428	12,361	10,572
Operating income	1,477	1,217	1,775
Interest expense	(925)	(902)	(841)
Other income	237	251	193
Income before income taxes	789	566	1,127
Income tax benefit	(136)	(305)	(278)
Net income	925	871	1,405
Preferred and preference stock dividend requirements of SCE	106	132	121
Preferred stock dividend requirement of Edison International	60	—	—
Net income attributable to Edison International common shareholders	$759	$739	$1,284
Basic earnings per share:
Weighted average shares of common stock outstanding	380	373	340
Basic earnings per common share attributable to Edison International common shareholders	$2.00	$1.98	$3.78
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	380	374	341
Diluted earnings per common share attributable to Edison International common shareholders	$2.00	$1.98	$3.77

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2021	2020	2019
Net income	$925	$871	$1,405
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions	15	—	(9)
Other comprehensive income (loss), net of tax	15	—	(9)
Comprehensive income	940	871	1,396
Less: Comprehensive income attributable to noncontrolling interests	106	132	121
Comprehensive income attributable to Edison International	$834	$739	$1,275

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2021	2020
ASSETS
Cash and cash equivalents	$390	$87
Receivables, less allowances of $193 and $188 for uncollectible accounts at respective dates	1,398	1,130
Accrued unbilled revenue	794	521
Insurance receivable	—	708
Inventory	420	405
Prepaid expenses	258	281
Regulatory assets	1,778	1,314
Wildfire Insurance Fund contributions	204	323
Other current assets	249	292
Total current assets	5,491	5,061
Nuclear decommissioning trusts	4,870	4,833
Marketable securities	12	—
Other investments	39	53
Total investments	4,921	4,886
Utility property, plant and equipment, less accumulated depreciation and amortization of $11,407 and $10,681 at respective dates	50,497	47,653
Nonutility property, plant and equipment, less accumulated depreciation of $98 and $94 at respective dates	203	186
Total property, plant and equipment	50,700	47,839
Receivables, less allowances of $116 for uncollectible accounts at December 31, 2021	122	—
Regulatory assets (includes $325 at December 31, 2021 related to Variable Interest Entities "VIEs")	7,660	7,120
Wildfire Insurance Fund contributions	2,359	2,443
Operating lease right-of-use assets	1,932	1,088
Long-term insurance receivables	75	75
Other long-term assets	1,485	860
Total long-term assets	13,633	11,586
Total assets	$74,745	$69,372

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2021	2020
LIABILITIES AND EQUITY
Short-term debt	$2,354	$2,398
Current portion of long-term debt	1,077	1,029
Accounts payable	2,002	1,980
Wildfire-related claims	131	2,231
Customer deposits	193	243
Regulatory liabilities	603	569
Current portion of operating lease liabilities	582	215
Other current liabilities	1,667	1,612
Total current liabilities	8,609	10,277
Long-term debt (includes $314 at December 31, 2021 related to VIEs)	24,170	19,632
Deferred income taxes and credits	5,740	5,368
Pensions and benefits	496	563
Asset retirement obligations	2,772	2,930
Regulatory liabilities	8,981	8,589
Operating lease liabilities	1,350	873
Wildfire-related claims	1,733	2,281
Other deferred credits and other long-term liabilities	3,105	2,910
Total deferred credits and other liabilities	24,177	23,514
Total liabilities	56,956	53,423
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares of Series A and 750,000 shares of Series B issued and outstanding at December 31, 2021)	1,977	—
Common stock, no par value (800,000,000 shares authorized; 380,378,145 and 378,907,147 shares issued and outstanding at respective dates)	6,071	5,962
Accumulated other comprehensive loss	(54)	(69)
Retained earnings	7,894	8,155
Total Edison International's shareholders' equity	15,888	14,048
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,789	15,949
Total liabilities and equity	$74,745	$69,372

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$925	$871	$1,405
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,288	2,029	1,803
Allowance for equity during construction	(118)	(121)	(101)
Impairment and other expense (income)	71	(116)	184
Gain on sale of lease interest and other operating income	(2)	(133)	(5)
Deferred income taxes	43	(296)	(284)
Wildfire Insurance Fund amortization expense	215	336	152
Other	40	36	34
Nuclear decommissioning trusts	(256)	(197)	(106)
Proceeds from Morongo Transmission LLC	400	—	—
Contributions to Wildfire Insurance Fund	(95)	(95)	(2,457)
Changes in operating assets and liabilities:
Receivables	(514)	(283)	(76)
Inventory	(21)	(43)	(83)
Accounts payable	138	87	288
Tax receivables and payables	13	113	88
Other current assets and liabilities	(333)	4	(13)
Regulatory assets and liabilities, net	(720)	(1,799)	(1,278)
Wildfire-related insurance receivable	708	932	285
Wildfire-related claims	(2,648)	(56)	(101)
Other noncurrent assets and liabilities	(123)	(6)	(42)
Net cash provided by (used in) operating activities	11	1,263	(307)
Cash flows from financing activities:
Long-term debt issued or remarketed, plus premium and net of discount and issuance costs of $(43), $23 and $(4) for the respective years	5,412	3,073	3,696
Long-term debt repaid or repurchased	(1,037)	(1,099)	(82)
Short-term debt issued	2,654	2,994	1,750
Short-term debt repaid	(2,255)	(1,126)	(1,750)
Common stock issued	32	912	2,391
Preferred stock issued, net	1,977	—	—
Preferred and preference stock redeemed	—	(308)	—
Commercial paper (repayments) borrowing, net	(254)	304	(172)
Dividends and distribution to noncontrolling interests	(106)	(118)	(121)
Common stock dividends paid	(988)	(928)	(810)
Preferred stock dividends paid	(35)	—	—
Other	45	23	1
Net cash provided by financing activities	5,445	3,727	4,903
Cash flows from investing activities:
Capital expenditures	(5,505)	(5,484)	(4,877)
Proceeds from sale of nuclear decommissioning trust investments	3,961	5,927	4,389
Purchases of nuclear decommissioning trust investments	(3,705)	(5,730)	(4,283)
Other	98	316	93
Net cash used in investing activities	(5,151)	(4,971)	(4,678)
Net increase (decrease) in cash, cash equivalents and restricted cash	305	19	(82)
Cash, cash equivalents and restricted cash at beginning of year	89	70	152
Cash, cash equivalents and restricted cash at end of year	$394	$89	$70

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Edison International

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated			Preferred
			Other			and
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2018	$—	$2,545	$(50)	$7,964	$10,459	$2,193	$12,652
Net income	—	—	—	1,284	1,284	121	1,405
Other comprehensive loss	—	—	(9)	—	(9)	—	(9)
Cumulative effect of accounting changes	—	—	(10)	10	—	—	—
Common stock issued, net of issuance cost	—	2,421	—	—	2,421	—	2,421
Common stock dividends declared ($2.4750 per share)	—	—	—	(849)	(849)	—	(849)
Dividends to noncontrolling interests ($1.02 - $1.195 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	—	(27)	(27)	—	(27)
Noncash stock-based compensation	—	24	—	—	24	—	24
Balance at December 31, 2019	$—	$4,990	$(69)	$8,382	$13,303	$2,193	$15,496
Net income	—	—	—	739	739	132	871
Common stock issued, net of issuance cost	—	942	—	—	942	—	942
Common stock dividends declared ($2.5750 per share)	—	—	—	(965)	(965)	—	(965)
Dividends to noncontrolling interests ($0.757 - $0.886 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(117)	(117)
Noncash stock-based compensation	—	30	—	(1)	29	1	30
Redemption of preferred and preference stock	—	—	—	—	—	(308)	(308)
Balance at December 31, 2020	$—	$5,962	$(69)	$8,155	$14,048	$1,901	$15,949
Net income	—	—	—	819	819	106	925
Other comprehensive income	—	—	15	—	15	—	15
Common stock issued, net of issuance cost (Note 14)	—	71	—	—	71	—	71
Preferred stock issued, net of issuance cost (Note 14)	1,977	—	—	—	1,977	—	1,977
Common stock dividends declared ($2.6875 per share)	—	—	—	(1,021)	(1,021)	—	(1,021)
Preferred stock dividend accrued ($43.5972 per share for Series A and $6.8056 per share for Series B)	—	—	—	(60)	(60)	—	(60)
Dividends to noncontrolling interests ($62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(106)	(106)
Noncash stock-based compensation	—	38	—	1	39	—	39
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions, unaudited)	2021	2020	2019
Operating revenue	$14,874	$13,546	$12,306
Purchased power and fuel	5,540	4,932	4,839
Operation and maintenance	3,588	3,523	2,936
Wildfire-related claims, net of insurance recoveries	1,276	1,328	255
Wildfire Insurance Fund expense	215	336	152
Depreciation and amortization	2,216	1,965	1,728
Property and other taxes	462	435	396
Impairment and other expense (income)	69	(150)	159
Other operating income	(2)	(1)	(4)
Total operating expenses	13,364	12,368	10,461
Operating income	1,510	1,178	1,845
Interest expense	(791)	(768)	(739)
Other income	233	255	195
Income before taxes	952	665	1,301
Income tax expense (benefit)	17	(277)	(229)
Net income	935	942	1,530
Less: Preferred and preference stock dividend requirements	106	132	121
Net income available for common stock	$829	$810	$1,409

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2021	2020	2019
Net income	$935	$942	$1,530
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions	9	(2)	(11)
Other comprehensive income (loss), net of tax	9	(2)	(11)
Comprehensive income	$944	$940	$1,519

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2021	2020
ASSETS
Cash and cash equivalents	$279	$55
Receivables, less allowances of $193 and $188 for uncollectible accounts at respective dates	1,393	1,126
Accrued unbilled revenue	794	521
Insurance receivable	—	440
Insurance receivable from affiliate	—	268
Inventory	420	405
Prepaid expenses	257	280
Regulatory assets	1,778	1,314
Wildfire Insurance Fund contributions	204	323
Other current assets	222	285
Total current assets	5,347	5,017
Nuclear decommissioning trusts	4,870	4,833
Other investments	34	37
Total investments	4,904	4,870
Utility property, plant and equipment, less accumulated depreciation and amortization of $11,407 and $10,681 at respective dates	50,497	47,653
Nonutility property, plant and equipment, less accumulated depreciation of $88 and $86 at respective dates	196	180
Total property, plant and equipment	50,693	47,833
Receivables, less allowances of $116 for uncollectible accounts at December 31, 2021	122	—
Regulatory assets (includes $325 at December 31, 2021 related to VIEs)	7,660	7,120
Wildfire Insurance Fund contributions	2,359	2,443
Operating lease right-of-use assets	1,925	1,085
Long-term insurance receivables	75	75
Other long-term assets	1,453	843
Total long-term assets	13,594	11,566
Total assets	$74,538	$69,286

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2021	2020
LIABILITIES AND EQUITY
Short-term debt	$2,354	$2,268
Current portion of long-term debt	377	1,029
Accounts payable	1,999	1,983
Wildfire-related claims	131	2,231
Customer deposits	193	243
Regulatory liabilities	603	569
Current portion of operating lease liabilities	582	214
Other current liabilities	1,631	1,294
Total current liabilities	7,870	9,831
Long-term debt (includes $314 at December 31, 2021 related to VIEs)	21,733	16,499
Deferred income taxes and credits	7,181	6,783
Pensions and benefits	111	144
Asset retirement obligations	2,772	2,930
Regulatory liabilities	8,981	8,589
Operating lease liabilities	1,343	871
Wildfire-related claims	1,733	2,281
Other deferred credits and other long-term liabilities	2,979	2,708
Total deferred credits and other liabilities	25,100	24,306
Total liabilities	54,703	50,636
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	7,033	5,387
Accumulated other comprehensive loss	(32)	(41)
Retained earnings	8,721	9,191
Total equity	19,835	18,650
Total liabilities and equity	$74,538	$69,286

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2021	2020	2019
Cash flows from operating activities:
Net income	$935	$942	$1,530
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,280	2,021	1,798
Allowance for equity during construction	(118)	(121)	(101)
Impairment and other expense (income)	69	(150)	159
Deferred income taxes	62	(263)	(243)
Wildfire Insurance Fund amortization expense	215	336	152
Other	26	17	17
Nuclear decommissioning trusts	(256)	(197)	(106)
Proceeds from Morongo Transmission LLC	400	—	—
Contributions to Wildfire Insurance Fund	(95)	(95)	(2,457)
Changes in operating assets and liabilities:
Receivables	(513)	(290)	(89)
Inventory	(21)	(43)	(83)
Accounts payable	131	63	307
Tax receivables and payables	31	141	178
Other current assets and liabilities	(333)	(7)	(15)
Regulatory assets and liabilities, net	(720)	(1,799)	(1,278)
Wildfire-related insurance receivable	708	932	285
Wildfire-related claims	(2,648)	(56)	(101)
Other noncurrent assets and liabilities	5	(4)	(44)
Net cash provided by (used in) operating activities	158	1,427	(91)
Cash flows from financing activities:
Long-term debt issued or remarketed, plus premium and net of discount and issuance costs of $(43), $26 and $6 for the respective years	5,411	2,676	2,306
Long-term debt repaid or repurchased	(1,037)	(699)	(82)
Short-term debt borrowed	2,654	2,194	750
Short-term debt repaid	(2,255)	(326)	(750)
Capital contributions from Edison International Parent	1,633	1,432	3,250
Preferred and preference stock redeemed	—	(308)	—
Commercial paper (repayments) borrowing, net	(124)	175	(171)
Dividends paid	(1,081)	(1,450)	(521)
Other	17	5	(11)
Net cash provided by financing activities	5,218	3,699	4,771
Cash flows from investing activities:
Capital expenditures	(5,503)	(5,480)	(4,876)
Proceeds from sale of nuclear decommissioning trust investments	3,961	5,927	4,389
Purchases of nuclear decommissioning trust investments	(3,705)	(5,730)	(4,283)
Other	95	189	92
Net cash used in investing activities	(5,152)	(5,094)	(4,678)
Net increase in cash, cash equivalents and restricted cash	224	32	2
Cash, cash equivalents and restricted cash at beginning of year	56	24	22
Cash, cash equivalents and restricted cash at end of year	$280	$56	$24

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

	Preferred			Accumulated
	and		Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2018	$2,245	$2,168	$680	$(23)	$8,715	$13,785
Net income	—	—	—	—	1,530	1,530
Other comprehensive loss	—	—	—	(11)	—	(11)
Cumulative effect of accounting change	—	—	—	(5)	5	—
Capital contribution from Edison International Parent	—	—	3,250	—	—	3,250
Dividends declared on common stock ($1.3797 per share)	—	—	—	—	(600)	(600)
Dividends declared on preferred stock ($1.02 - $1.195 per share) and preference stock ($62.50 - $143.75 per share)	—	—	—	—	(121)	(121)
Stock-based compensation	—	—	(3)	—	(15)	(18)
Noncash stock-based compensation	—	—	12	—	—	12
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827
Net income	—	—	—	—	942	942
Other comprehensive loss	—	—	—	(2)	—	(2)
Capital contribution from Edison International Parent	—	—	1,432	—	—	1,432
Dividends declared on common stock ($2.6030 per share)	—	—	—	—	(1,132)	(1,132)
Dividends declared on preferred stock ($0.757 - $0.886 per share) and preference stock ($62.50 - $143.75 per share)	—	—	—	—	(117)	(117)
Stock-based compensation	—	—	(5)	—	—	(5)
Noncash stock-based compensation	—	—	14	—	(1)	13
Redemption of preferred and preference stock	(300)	—	7	—	(15)	(308)
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
Net income	—	—	—	—	935	935
Other comprehensive income	—	—	—	9	—	9
Capital contribution from Edison International Parent	—	—	1,633	—	—	1,633
Dividends declared on common stock ($2.9893 per share)	—	—	—	—	(1,300)	(1,300)
Dividends declared on preference stock ($62.50 - $143.75 per share)	—	—	—	—	(106)	(106)
Stock-based compensation	—	—	(7)	—	—	(7)
Noncash stock-based compensation	—	—	20	—	1	21
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

Edison International is the ultimate parent holding company of Southern California Edison Company ("SCE") and Edison Energy, LLC ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of Southern California. Edison Energy Group is an indirect wholly-owned subsidiary of Edison International and a holding company for Edison Energy, LLC ("Edison Energy") which is engaged in the competitive business of providing integrated decarbonization and energy solutions to commercial, institutional and industrial customers. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE, its wholly owned and controlled subsidiaries and a variable interest entity of which SCE is the primary beneficiary, SCE Recovery Funding LLC. All intercompany transactions have been eliminated from the consolidated financial statements.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	December 31,
(in millions)	2021	2020	2021	2020
Money market funds	$329	$62	$230	$38

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	December 31,	December 31,
(in millions)	2021	2020
Edison International:
Cash and cash equivalents	$390	$87
Short-term restricted cash[1]	4	2
Total cash, cash equivalents and restricted cash	$394	$89
SCE:
Cash and cash equivalents	$279	$55
Short-term restricted cash[1]	1	1
Total cash, cash equivalents and restricted cash	$280	$56
1	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. At December 31, 2021, this included the estimated impacts of the COVID-19 pandemic. In addition, in July 2021, California's state assembly passed legislation to authorize, fund and implement the California Arrearage Payment Program ("CAPP"), which reduced SCE's 2020 and 2021 customer arrearages for certain residential customers. SCE received $185 million of CAPP funds on behalf of customers in January 2022. The allowance for uncollectible accounts recorded against qualified arrearages was reduced by $78 million based on the expectation of receiving CAPP funds as of December 31, 2021.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Year ended December 31, 2021				Year ended December 31, 2020
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$175	$13	$188		$35	$14	$49
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	33	11	44		36	9	45
Included in operation and maintenance expenses in cost-recovery activities[2]	74	—	74		15	—	15
Deferred to regulatory memorandum accounts	17	—	17		105	—	105
Less: write-offs, net of recoveries	6	8	14		16	10	26
Ending balance	$293	$16	$309	³	$175	$13	$188
1	Earning activities is one of SCE's disaggregated revenue sources. See Note 7 for further details.
2	Cost-recovery activities is one of SCE's disaggregated revenue sources. See Note 7 for further details. This portion of costs from the allowance for uncollectible expenses is recovered through the residential uncollectibles balancing account.
3	In June 2021, CPUC issued a decision to allow residential and small business customers of the large investor-owned utilities with arrearages over 60 days old to be enrolled in 24-month payment plans. Accordingly, approximately $238 million of gross account receivables and $116 million of allowance for uncollectible accounts have been reclassified to "Long-term account receivables" on Edison International's and SCE's consolidated balance sheets as of December 31, 2021.

Inventory

SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at weighted average cost.

Emission Allowances and Energy Credits

SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted average cost or market. SCE will evaluate GHG allowances for impairment upon a triggering event that would indicate SCE might not recover the full cost of an allowance. SCE had GHG allowances held for use of $47 million and $78 million at December 31, 2021 and 2020, respectively. GHG emission obligations were $34 million and $64 million at December 31, 2021 and 2020, respectively, and are classified as "Other current liabilities" on the consolidated balance sheets.

SCE is allocated low carbon fuel standard ("LCFS") credits which it sells to market participants. Proceeds from the sales, net of selling fees and program administration expenses, are recorded in a balancing account to be refunded to eligible customers. SCE's net proceeds from the sale of these LCFS credits were $193 million and $176 million and are classified as "Regulatory liabilities" on the consolidated balance sheets at December 31, 2021 and 2020, respectively.

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

Estimated useful lives authorized by the CPUC in the 2021 General Rate Case ("GRC") and weighted average useful lives of SCE's property, plant and equipment, are as follows:

Weighted Average
	Estimated Useful Lives	Useful Lives
Generation plant	10 years to 55 years	36 years
Distribution plant	20 years to 67 years	50 years
Transmission plant	45 years to 65 years	54 years
General plant and other	5 years to 60 years	26 years

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. SCE's depreciation expense was $2.0 billion, $1.8 billion and $1.7 billion for 2021, 2020 and 2019, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 3.7%, 3.6% and 3.6% for 2021, 2020 and 2019, respectively. The original costs of retired property are charged to accumulated depreciation. See Note 2 for further information.

Nuclear fuel for the Palo Verde Nuclear Generating Station ("Palo Verde") is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Palo Verde nuclear fuel is amortized using the units of production method.

Allowance for funds used during construction ("AFUDC") represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $118 million, $121 million and $101 million in 2021, 2020 and 2019, respectively, and is reflected in "Other income." AFUDC debt was $50 million, $53 million and $63 million in 2021, 2020 and 2019, respectively and is reflected as a reduction of "Interest expense."

Major Maintenance

Major maintenance costs for SCE's facilities and equipment are expensed as incurred.

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

As a result of adoption of 2021 GRC, SCE recorded $79 million ($47 million after-tax) related to disallowed historical capital expenditures of pole replacements the CPUC determined were performed prematurely in the third quarter of 2021.

As of December 31, 2021, SCE has $186 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. For further details, see Note 12.

Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 (the "Wildfire Insurance Fund" and "AB 1054")

Edison International and SCE accounted for the contributions to the Wildfire Insurance Fund similarly to prepaid insurance. No period of coverage was provided in AB 1054, therefore expense is being allocated to periods ratably based on an estimated period of coverage. At December 31, 2021, Edison International and SCE have a $2.4 billion long-term asset and a $204 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2021, a long-term liability of $620 million has been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contribution amounts. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.

The asset was amortized over a period of 15 years during 2021 and 10 years during 2020. All expenses related to the contributions are being reflected in "Wildfire Insurance Fund Expense" in the consolidated statements of income. Changes in the estimated period of coverage provided by the Wildfire Insurance Fund could lead to material changes in future expense recognition. In estimating the period of coverage, Edison International and SCE used Monte Carlo simulations based on historical data from wildfires caused by electrical utility equipment to estimate expected losses, using seven years (2014 – 2020) of available historical data in 2021 and five years (2014 – 2018) of available historical data in 2020. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, Pacific Gas & Electric Company ("PG&E") and San Diego Gas & Electric ("SDG&E") against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. Edison International and SCE evaluate all inputs annually, or upon claims being made from the fund for catastrophic wildfires, and the expected life of the insurance fund will be adjusted as required. Based on information available in the first quarter of 2022 regarding catastrophic wildfires during 2021, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. Using eight years of historical data (2014 – 2021) of wildfires caused by electrical utility equipment to create Monte Carlo simulations of expected loss, the expected life of the Wildfire Insurance Fund remained 15 years from the date SCE committed to participate in the Wildfire Insurance Fund.

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

The following table summarizes the changes in SCE's ARO liability:

	December 31,
(in millions)	2021	2020
Beginning balance	$2,930	$3,029
Accretion[1]	157	160
Revisions	(77)	(36)
Liabilities settled	(238)	(223)
Ending balance	$2,772	$2,930
1	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.

AROs related to decommissioning of SCE's nuclear power facilities are based on site-specific studies conducted as part of each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") conducted before the CPUC. Revisions of an ARO are established for updated site-specific decommissioning cost estimates.

The ARO for decommissioning SCE's San Onofre Nuclear Generating Station ("San Onofre") and Palo Verde nuclear power facilities is $2.4 billion as of December 31, 2021. The liability to decommission SCE's nuclear power facilities is based on a 2020 decommissioning study to be filed as part of the 2021 NDCTP for San Onofre Unit 1, 2 and 3 and a 2019 decommissioning study for Palo Verde, with revisions to the cost estimate in 2020. As a result of the 2020 decommissioning study update to San Onofre Units 1, 2, and 3, SCE recorded a decrease of $131 million to its ARO liability in 2021, primarily due to the timing of spending compared to the 2018 decommissioning cost estimates as well as changes in escalation and discount rates.

SCE records an ARO regulatory liability as a result of timing differences between the recognition of costs and the recovery of costs through the ratemaking process. For further information, see Note 11.

Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work. Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from San Onofre Units 2 and 3 to dry cask storage in the two ISFSIs was completed in August 2020. In October 2019, the California Coastal Commission ("CCC") approved SCE's application for the Coastal Development Permit, the principal discretionary permit required to start major decommissioning activities at San Onofre Units 2 and 3. In August 2020, SCE commenced, and is currently conducting, major decommissioning activities in accordance with the terms of the permit. The CCC's issuance of the permit was challenged in December 2019 and an October 2021 Los Angeles Superior Court ruling upholding the validity of the permit has been appealed.

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

Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $6.3 billion through 2080 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 1.7% to 7.5% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 1.3% to 4.8% dependent on asset class. If the assumed return on trust assets is not earned or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates, subject to a reasonableness review. See Note 10 for further information.

Due to regulatory recovery of SCE's nuclear decommissioning expense, prudently incurred costs for nuclear decommissioning activities do not affect SCE's earnings. SCE's nuclear decommissioning costs are subject to CPUC review through the triennial regulatory proceedings. SCE's nuclear decommissioning trust investments primarily consist of fixed income investments that are classified as available-for-sale and equity investments. Due to regulatory mechanisms, investment earnings and realized gains and losses have no impact on earnings. Unrealized gains and losses on decommissioning trust funds, including impairment, increase or decrease the trust assets and the related regulatory asset or liability and have no impact on electric utility revenue or decommissioning expense. SCE reviews each fixed income security for impairment on the last day of each month. If the fair value on the last day of the month is less than the amortized cost for that security, SCE impairs the disclosed amortized cost. If the fair value is greater or less than the carrying value for that security at the time of sale, SCE recognizes a related realized gain or loss, respectively.

Deferred Financing Costs

Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $121 million and $133 million at December 31, 2021 and 2020, respectively, reflected as long-term "Regulatory assets" in the consolidated balance sheets. In addition, Edison International and SCE had debt issuance costs related to issuances of long-term debt of $153 million and $143 million at December 31, 2021, respectively, and $131 million and $117 million at December 31, 2020, respectively, reflected as a reduction of "Long-term debt" on the consolidated balance sheets.

Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE

	Years ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Amortization of deferred financing costs charged to interest expense	$34	$32	$30	$29	$27	$26

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

SCE's Revenue from Contracts with Customers

Provision of Electricity

SCE principally generates revenue through supplying and delivering electricity to its customers. Rates charged to customers are based on tariff rates, approved by the CPUC and FERC. Starting with SCE's 2021 GRC, revenue will be authorized through quadrennial GRC proceedings, which are intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its CPUC-jurisdictional rate base. The CPUC sets an annual revenue requirement for the base year and the remaining three years are set by a methodology established in the GRC proceeding. Revenue was previously authorized by the CPUC in triennial GRC proceedings. As described above, SCE also earns revenue, with no return, to recover costs for power procurement, certain wildfire related expenses and other activities.

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

Sales and Use Taxes

SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. SCE's franchise fees billed to customers were $147 million, $131 million and $122 million for the years ended December 31, 2021, 2020 and 2019, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.

SCE's Alternative Revenue Programs

The CPUC and FERC have authorized additional, alternative revenue programs which adjust billings for the effects of broad external factors. These alternative revenue programs allow SCE to recover costs that SCE has been authorized to pass on to customers, including costs of certain operations and maintenance activities, costs to purchase electricity and natural gas, and to fund public purpose, demand response, and customer energy efficiency programs. In general, revenue is recognized for these alternative revenue programs at the time the costs are incurred. SCE begins recognizing revenues for these programs when a program has been established by an order from either the CPUC or FERC that allows for automatic adjustment of future rates, the amount of revenue for the period is objectively determinable and probable of recovery and the revenue will be collected within 24 months following the end of the annual period.

Regulatory Proceedings

2021 General Rate Case

In August 2021, the CPUC approved a final decision in SCE's 2021 GRC, authorized a base rate revenue requirement of $6.9 billion in 2021, an increase of $1.0 billion over revenue requirements authorized for 2020 in the 2018 GRC. See Note 11 for further information.

Power Purchase Agreements

SCE enters into power purchase agreements ("PPAs") in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity ("VIE"). If SCE is the primary beneficiary in the VIE, SCE should consolidate the VIE. None of SCE's PPAs resulted in consolidation of a VIE at December 31, 2021 and 2020. See Note 3 for further discussion of PPAs that are considered variable interests.

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

Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. An entity controls the use when it has a right to obtain substantially all of the benefits from the use of the identified asset and has the right to direct the use of the asset. SCE determines if an arrangement is a lease at contract inception. For all classes of underlying assets, except battery storage assets which were first contracted in 2020 and for which each component will be separately accounted for, SCE includes both the lease and non-lease components as a single component and accounts for it as a lease. Lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. SCE calculates and uses the rate implicit in the lease if the information is readily available or if not available, SCE uses its incremental borrowing rate in determining the present value of lease payments. Incremental borrowing rates are comprised of underlying risk-free rates and secured credit spreads relative to first mortgage bonds with like tenors of lease term durations. Lease right-of-use ("ROU") assets are based on the liability, subject to adjustments, such as lease incentives. The ROU assets also include any lease payments made at or before the commencement date. SCE excludes variable lease payments in measuring lease assets and lease liabilities, other than those that depend on an index or a rate or are in substance fixed payments. SCE's lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. Operating leases are included in "Operating lease right-of-use assets," "Current portion of operating lease liabilities" and "Operating lease liabilities" on the consolidated balance sheets. Finance leases are included in "Utility property, plant and equipment," "Other current liabilities" and "Other deferred credits and other long-term liabilities" on the consolidated balance sheets. SCE elected to exclude from the balance sheet short-term lease contracts of one year or less.

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

Stock-Based Compensation

Stock options, performance shares, deferred stock units and restricted stock units have been granted under Edison International's long-term incentive compensation programs. For equity awards that are settled in common stock, Edison International either issues new common stock, or uses a third party to purchase shares from the market and deliver such shares for the settlement of the awards. The performance shares granted during 2018 that were earned have been settled solely in cash. The performance shares granted in 2019, 2020 and 2021 that are earned will be settled in common stock. Stock options, deferred stock units and restricted stock units are settled in common stock. However, for awards that are otherwise settled entirely in common stock, Edison International substitutes cash awards to the extent necessary to satisfy applicable tax withholding obligations or government levies.

Stock-based compensation expense is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period based on estimated fair values. For equity awards paid in common stock, fair value is determined at the grant date. For equity awards that have market conditions defined in the grants, expense is recognized based on grant date fair value if the requisite service period is fulfilled. However, with respect to the portion of the performance shares payable in common stock that are subject to financial performance conditions defined in the grants, the number of performance shares expected to be earned is subject to revision and updated at each reporting period, with a related adjustment to compensation expense.

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

Employee Stock Purchase Plan

In April 2021, the Edison International Employee Stock Purchase Plan ("ESPP") was approved by shareholders and was effective beginning July 1, 2021. The maximum aggregate numbers of shares of Edison International's common stock that may be issued under the ESPP is 3,000,000 shares. The ESPP is administered by the SCE Benefits Committee and allows eligible employees to purchase shares of common stock. Eligible employees may authorize payroll deductions of between 1% and 10% of their compensation, up to a maximum of $25,000, to purchase shares of common stock at 97%

of the market price of the common stock on the date of purchase, which is the last day of each six months offering period. The ESPP is considered noncompensatory and stock issuances under the ESPP are recorded directly in equity.

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

Effective January 1, 2020, the common equity component of SCE's CPUC authorized capital structure was increased from 48% to 52% on a weighted average basis over the January 1, 2020 to December 31, 2022 compliance period. Certain amounts, including the impact of SCE's contributions to the Wildfire Insurance Fund under AB 1054, are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see Note 12.

The CPUC authorized capital structure differs from the capital structure calculated based on GAAP due to certain exclusions allowed by CPUC. In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. The temporary exclusion will lapse on May 7, 2022 and SCE anticipates filing another application for waiver of compliance with its equity ratio requirement in April 2022. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement while the waiver application is pending resolution. While the exclusion is in place, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see Note 12.

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

SCE's ability to declare and pay common dividends may be restricted under the terms of its outstanding series of preference stock. For further information see Note 14.

As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 24, 2022, SCE declared a dividend to Edison International of $325 million.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions, except per-share amounts)	2021	2020	2019
Basic earnings per share:
Net income attributable to common shareholders	$759	$739	$1,284
Net income available to common shareholders	$759	$739	$1,284
Weighted average common shares outstanding	380	373	340
Basic earnings per share	$2.00	$1.98	$3.78
Diluted earnings per share:
Net income attributable to common shareholders	$759	$739	$1,284
Net income available to common shareholders	$759	$739	$1,284
Income impact of assumed conversions	1	—	—
Net income available to common shareholders and assumed conversions	$760	$739	$1,284
Weighted average common shares outstanding	380	373	340
Incremental shares from assumed conversions	—	1	1
Adjusted weighted average shares – diluted	380	374	341
Diluted earnings per share	$2.00	$1.98	$3.77

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 10,239,501, 9,066,753 and 4,511,802 shares of common stock for the years ended December 31, 2021, 2020 and 2019, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

Accounting Guidance Not Yet Adopted

In November 2021, the FASB issued an accounting standards update to require business entities that account for transactions with a government by analogizing to a grant or contribution accounting model to make certain annual disclosures. The guidance is effective January 1, 2022 with early adoption permitted. Edison International and SCE do not expect the adoption of this standard to materially affect the annual disclosures.

Note 2.Property, Plant and Equipment

SCE's property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2021	2020
Distribution	$30,821	$28,663
Transmission	17,016	15,669
Generation	3,769	3,709
General plant and other	6,108	5,129
Accumulated depreciation	(11,407)	(10,681)
	46,307	42,489
Construction work in progress	4,067	5,033
Nuclear fuel, at amortized cost	123	131
Total utility property, plant and equipment	$50,497	$47,653

Capitalized Software Costs

SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, primarily ranging from 5 to 7 years and commencing upon operational use. Capitalized software costs, included in general plant and other above, were $2.0 billion and $1.2 billion at December 31, 2021 and 2020, respectively, and accumulated amortization was $0.6 billion and $0.6 billion, at December 31, 2021 and 2020, respectively. Amortization expense for capitalized software was $311 million, $218 million and $190 million in 2021, 2020 and 2019, respectively. At

December 31, 2021, amortization expense is estimated to be $338 million, $310 million, $272 million, $220 million and $144 million for 2022 through 2026, respectively.

Jointly Owned Utility Projects

SCE owns undivided interests in transmission and generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income.

The following is SCE's investment in each asset as of December 31, 2021:

		Construction
	Plant in	Work in	Accumulated	Nuclear Fuel	Net Book	Ownership
(in millions)	Service	Progress	Depreciation	(at amortized cost)	Value	Interest
Transmission systems:
Eldorado	$336	$94	$49	$—	$381	86%
Pacific Intertie	351	1	75	—	277	50%
Generating station:
Palo Verde (nuclear)	2,146	53	1,629	123	693	16%
Total	$2,833	$148	$1,753	$123	$1,351

In addition to the jointly owned assets in the table above, SCE has ownership interests in jointly owned power poles with other companies.

Note 3.Variable Interest Entities

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

In 2021, SCE Recovery Funding LLC issued $338 million of securitized bonds in three tranches and used the proceeds to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service territory, associated with the AB 1054 Excluded Capital Expenditures ("Recovery Property"), until the bonds are paid in full and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. For further details, see Note 5. In February 2022, SCE Recovery Funding LLC issued $533 million of securitized bonds. For further details, see Note 5.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

(in millions)	December 31, 2021
Other current assets	$19
Regulatory assets: Non-current	325
Regulatory liabilities: Current	(14)
Current portion of long-term debt	(14)
Other current liabilities	(1)
Long-term debt[1]	(314)
1	The bondholders have no recourse to SCE. Balance is net of unamortized debt issuance costs.

Variable Interest in VIEs that are not Consolidated

Power Purchase Agreements

SCE has PPAs that are classified as variable interests in VIEs, including agreements through which SCE provides the natural gas to fuel the plants, fixed price contracts for renewable energy, and resource adequacy agreements that, upon the seller's election, include the purchase of energy at fixed prices. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants.

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 12. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,545 megawatts ("MW") and 5,103 MW at December 31, 2021 and 2020, respectively, and the amounts that SCE paid to these projects were $673 million and $744 million for the years ended December 31, 2021 and 2020, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of December 31, 2021 and 2020, consisted of investments of $220 million, $275 million, $325 million, $300 million and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Year ended December 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2021
Dividend income	$20	$16	$17	$16	$24
Dividend distributions	20	16	17	16	24
2020
Dividend income	$20	$16	$17	$16	$24
Dividend distributions	20	16	17	16	24
2019
Dividend income	$20	$16	$17	$16	$24
Dividend distributions	20	16	17	16	24

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2021 and 2020, nonperformance risk was not material for Edison International and SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2021
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$26	$49	$(31)	$44
Money market funds and other	230	23	—	—	253
Nuclear decommissioning trusts:
Stocks[2]	1,972	—	—	—	1,972
Fixed Income[3]	1,083	1,607	—	—	2,690
Short-term investments, primarily cash equivalents	102	125	—	—	227
Subtotal of nuclear decommissioning trusts[4]	3,157	1,732	—	—	4,889
Total assets	3,387	1,781	49	(31)	5,186
Liabilities at fair value
Derivative contracts	—	42	5	(47)	—
Total liabilities	—	42	5	(47)	—
Net assets	$3,387	$1,739	$44	$16	$5,186

	December 31, 2020
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$6	$120	$(18)	$108
Money market funds and other	39	23	—	—	62
Nuclear decommissioning trusts:
Stocks[2]	1,908	—	—	—	1,908
Fixed Income[3]	519	2,113	—	—	2,632
Short-term investments, primarily cash equivalents	447	52	—	—	499
Subtotal of nuclear decommissioning trusts[4]	2,874	2,165	—	—	5,039
Total assets	2,913	2,194	120	(18)	5,209
Liabilities at fair value
Derivative contracts	—	10	12	(22)	—
Total liabilities	—	10	12	(22)	—
Net assets	$2,913	$2,184	$108	$4	$5,209
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 75% and 71% of SCE's equity investments were located in the United States at December 31, 2021 and 2020, respectively.
3	Includes corporate bonds, which were diversified and included collateralized mortgage obligations and other asset backed securities of $30 million and $29 million at December 31, 2021 and 2020, respectively.
4	Excludes net payables of $19 million and $206 million at December 31, 2021 and 2020, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of $12 million in equity investments as of December 31, 2021 and money market funds of $99 million and $24 million at December 31, 2021 and December 31, 2020, respectively. Assets measured at fair value and classified as Level 2 consisted of short-term investments of $6 million and $5 million at December 31, 2021 and December 31, 2020, respectively.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Year ended December 31,
(in millions)	2021	2020
Fair value of net assets at beginning of period	$108	$78
Purchases	—	8
Sales	(2)	(5)
Settlements	(63)	(117)
Total realized/unrealized losses [1,2]	1	144
Fair value of net assets at end of period	$44	$108

1    Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

2    There were no material transfers into or out of Level 3 during 2021 and 2020.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
December 31, 2021	$49	$5	Auction prices	CAISO CRR auction prices	$(18.87) - $43.03	$1.46
December 31, 2020	120	12	Auction prices	CAISO CRR auction prices	(9.67) - 300.47	2.75

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

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$25,247	$27,718	$20,337	$23,824
SCE	22,110	24,375	17,204	20,365

1     Carrying value is net of debt issuance costs.

2    The fair value of Edison International's and SCE's long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

The following table summarizes long-term debt (rates and terms are as of December 31, 2021) of Edison International and SCE:

	December 31,
(in millions)	2021	2020
Edison International Parent and Other:
Debentures and notes:
2022 – 2028 (2.40% to 5.75%)	$3,150	$3,150
Current portion of long-term debt	(700)	—
Unamortized debt discount/premium and issuance costs, net	(13)	(17)
Total Edison International Parent and Other	2,437	3,133
SCE:
First and refunding mortgage bonds:
2022 – 2051 (0.70% to 6.05%)	20,314	16,843
Pollution-control bonds:
2023 – 2035 (1.45% to 2.63%)	752	135
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	306	306
Senior secured recovery bonds[1]:
2033 – 2045 (0.86% to 2.51%)	333	—
Other long-term debt[2]	518	324
Current portion of long-term debt	(377)	(1,029)
Unamortized debt discount/premium and issuance costs, net	(113)	(80)
Total SCE	21,733	16,499
Total Edison International	$24,170	$19,632
1	The senior secured recovery bonds are payable only from and secured by the Recovery Property at SCE Recovery Funding LLC, and do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. For further details, see Note 3.
2	Amounts represent short-term obligations refinanced on a long-term basis subsequent to the balance sheet dates. For further details, see "Debt Financing Subsequent to December 31, 2021."

Edison International and SCE long-term debt maturities over the next five years are as follows:

	Edison
(in millions)	International	SCE
2022	$1,077	$377
2023	2,598	2,198
2024	2,063	1,563
2025	1,314	914
2026	364	364

Liens and Security Interests

Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio to be less than or equal to 0.65 to 1. At December 31, 2021, SCE's debt to total capitalization ratio was 0.55 to 1 and was in compliance with all other financial covenants that affect access to capital. Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2021, Edison International consolidated debt to total capitalization ratio was 0.61 to 1.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at December 31, 2021:

(in millions, except for rates)
Execution	Termination	Secured Overnight Financing Rate ("SOFR")			Outstanding	Outstanding	Amount
date	date	plus (bps)	Use of proceeds	Commitment	borrowings	letters of credit	available
Edison International Parent
June 2019	May 2025	128	Support commercial paper borrowings and general corporate purposes[1,3]	$1,500	$—	$—	$1,500
Total Edison International Parent:				$1,500	$—	$—	$1,500
SCE
June 2019	May 2025	108	Support commercial paper borrowings and general corporate purposes[2,3]	$3,350	$601	$195	$2,554
Total SCE:				$3,350	$601	$195	$2,554
Total Edison International:				$4,850	$601	$195	$4,054
1	At December 31, 2021 Edison International Parent did not have any outstanding commercial paper. At December 31, 2020 Edison International Parent had $130 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.42%.
2	At December 31, 2021 and December 31, 2020, SCE had $601 million and $725 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.45% and 0.43%, respectively.
3	The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Term loan and other short-term debt

In 2021, SCE borrowed $1.2 billion under a term loan agreement due in May 2022 with a variable interest rate based on SOFR plus 0.60%. SCE used the proceeds to repay outstanding indebtedness and to finance certain capital projects related to wildfire mitigation that meet the green loan principles set forth by international loan market organizations including the Loan Syndications and Trading Association.

Additionally, in 2021, SCE issued $475 million of SOFR plus 0.35% first and refunding mortgage bonds, and $550 million of SOFR plus 0.47% first and refunding mortgage bonds, both due in 2022. The proceeds were used to partially repay floating rate first mortgage bonds due in 2021, commercial paper borrowings and for general corporate purposes.

Debt Financing Subsequent to December 31, 2021

In January 2022, SCE issued $500 million of 2.75% first and refunding mortgage bonds due in 2032 and $700 million of 3.45% first and refunding mortgage bonds due in 2052. The proceeds of these issuances were used to finance or refinance eligible sustainable projects.

In February 2022, SCE Recovery Funding LLC issued $533 million of senior secured recovery bonds, Series 2022-A, in three tranches of $100 million, 1.98% due 2030, $305 million, 2.94% due 2044, and $128 million, 3.24% due 2048 and used the proceeds to acquire SCE's right, title and interest in and to the Recovery Property. SCE used the proceeds it received from the sale of Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including partial repayment of the term loan due in May 2022 as discussed above.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from each of the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features were less than $1 million as of December 31, 2021 and 2020, for which SCE has posted no collateral to its counterparties at the respective dates for its derivative liabilities and related outstanding payable for both periods. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2021, SCE would be required to post $18 million of additional collateral, all of which is related to outstanding payables.

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

	December 31, 2021
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$70	$6	$76	$46	$2	$48	$28
Gross amounts offset in the consolidated balance sheets	(30)	(2)	(32)	(30)	(2)	(32)	—
Cash collateral posted[3]	—	—	—	(16)	—	(16)	16
Net amounts presented in the consolidated balance sheets	$40	$4	$44	$—	$—	$—	$44

	December 31, 2020
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$103	$23	$126	$16	$6	$22	$104
Gross amounts offset in the consolidated balance sheets	(12)	(6)	(18)	(12)	(6)	(18)	—
Cash collateral posted[3]	—	—	—	(4)	—	(4)	4
Net amounts presented in the consolidated balance sheets	$91	$17	$108	$—	$—	$—	$108
1	Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3	At December 31, 2021, SCE posted $65 million of cash, of which $16 million was offset against derivative liabilities and $49 million was reflected in "Other current assets" on the consolidated balance sheets. At December 31, 2020, SCE posted $17 million of cash, of which $4 million was offset against derivative liabilities and $13 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2021	2020	2019
Realized gains (losses)	$200	$87	$(7)
Unrealized (losses) gains	(75)	17	(74)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE economic hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2021	2020
Electricity options, swaps and forwards	GWh	1,869	1,581
Natural gas options, swaps and forwards	Bcf	58	34
Congestion revenue rights	GWh	33,216	41,151

Note 7.Revenue

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenues or penalties related to incentive mechanisms, other operating revenue and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	2021			2020			2019
		Cost-			Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$7,523	6,824	$14,347	$6,920	$5,539	12,459	$6,512	$4,655	$11,167
Alternative revenue programs and other operating revenue[3]	349	178	527	548	539	1,087	166	973	1,139
Total operating revenue	$7,872	$7,002	$14,874	$7,468	$6,078	$13,546	$6,678	$5,628	$12,306
1	SCE recorded CPUC revenue based on annual revenue requirement set by a methodology established in the GRC proceeding and FERC revenue authorized through a formula rate. For further information, see Note 1.
2	At December 31, 2021 and 2020, SCE's receivables related to contracts from customers were $2.3 billion and $1.5 billion, which included accrued unbilled revenue of $794 million and $521 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Deferred Revenue

In July 2021, Morongo Transmission LLC ("Morongo") paid SCE $400 million for the use of a portion of the West of Devers transmission line transfer capability. Under the terms of the agreement with Morongo, SCE will provide Morongo with the use of a portion of the West of Devers transmission line transfer capability for a period of 30 years, commencing in August 2021. After the 30-year contract term, the transfer capability will revert back to SCE. SCE recognized the entire proceeds as deferred revenue and will amortize deferred revenues from the use of the transfer capability over the 30-year term on a straight-line basis resulting in revenue of $13 million per year. The depreciation of the transmission line is also amortized over the same period on a straight-line basis. As of December 31, 2021, the deferred revenue was $394 million, of which $13 million and $381 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. For the year ended December 31, 2021, SCE has recognized revenue of $6 million.

Note 8.Income Taxes

Current and Deferred Taxes

The components of income tax (benefit) expense by location of taxing jurisdiction are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Current:
Federal	$—	$13	$—	$—	$12	$—
State	(179)	(22)	6	(45)	(26)	14
	(179)	(9)	6	(45)	(14)	14
Deferred:
Federal	83	(230)	(243)	83	(207)	(206)
State	(40)	(66)	(41)	(21)	(56)	(37)
	43	(296)	(284)	62	(263)	(243)
Total	$(136)	$(305)	$(278)	$17	$(277)	$(229)

The components of net accumulated deferred income tax liability are:

	Edison International		SCE

	December 31,
(in millions)	2021	2020	2021	2020
Deferred tax assets:
Property	$856	$590	$835	$540
Wildfire-related[1]	558	1,134	558	1,134
Nuclear decommissioning trust assets in excess of nuclear ARO liability	517	515	517	515
Loss and credit carryforwards[2]	3,078	1,991	1,697	683
Regulatory balances	652	841	652	841
Pension and postretirement benefits other than pensions, net	153	163	30	35
Leases[5]	543	307	543	307
Other	165	206	179	220
Sub-total	6,522	5,747	5,011	4,275
Less: valuation allowance[3]	44	35	6	—
Total	6,478	5,712	5,005	4,275
Deferred tax liabilities:
Property	9,645	8,879	9,633	8,871
Regulatory balances	1,242	1,111	1,242	1,111
Nuclear decommissioning trust assets	517	515	517	515
Leases[5]	543	307	543	307
Other	207	207	186	192
Total	12,154	11,019	12,121	10,996
Accumulated deferred income tax liability, net[4]	$5,676	$5,307	$7,116	$6,721
1	Relates to accrued estimated losses for wildfire-related claims, net of expected recoveries from insurance and FERC customers, and contributions to the Wildfire Insurance Fund. For further information, see Note 12 and Note 1.
2	As of December 31, 2021, unrecognized tax benefits of $277 million and $221 million for Edison International and SCE, respectively, are presented net against the deferred tax asset for the loss and tax credit carryforwards. As of December 31, 2020, the unrecognized tax benefits netted against deferred tax assets were $270 million and $190 million for Edison International and SCE, respectively.
3	As of December 31, 2021, Edison International and SCE have recorded a valuation allowance on deferred tax assets which are estimated to expire before being utilized. The valuation allowance for Edison International includes $33 million for non-California state net operating loss carryforwards, $4 million for California capital losses generated from sale of SoCore Energy in 2018, and $7 million for federal and California charitable contribution carryover from 2017. Valuation allowance for SCE includes $6 million for federal and California charitable contribution carryover from 2017.
4	Included in "Deferred income taxes and credits" on the consolidated balance sheets.
5	Lease-related amounts were included in "Other" in the prior year.

Net Operating Loss and Tax Credit Carryforwards

The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE

	December 31, 2021
	Loss	Credit	Loss	Credit
(in millions)	Carryforwards	Carryforwards	Carryforwards	Carryforwards
Expire in 2022	$7	$—	$7	$—
Expire between 2023 to 2026	30	—	25	—
Expire between 2029 to 2043	1,504	535	702	60
No expiration date[1]	1,269	10	1,124	—
Total	$2,810	$545	$1,858	$60
1	Under the Tax Cut and Jobs Act signed into law on December 22, 2017 ("Tax Reform"), net operating losses generated after December 31, 2017 can carryforward indefinitely.

Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $223 million and $218 million related to Capistrano Wind for 2021 and 2020, respectively. Under a tax allocation agreement, Edison International has recorded a corresponding liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind when these tax benefits are realized.

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE

	Years ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Income from operations before income taxes	$789	$566	$1,127	$952	$665	$1,301
Provision for income tax at federal statutory rate of 21%	166	119	237	200	140	273
Increase (decrease) in income tax from:
Items presented with related state income tax, net:
State tax, net of federal benefit	(47)	(61)	(22)	(33)	(52)	(13)
Property-related	(233)	(320)	(303)	(233)	(320)	(303)
Change related to uncertain tax position[1]	(147)	(15)	—	(37)	(19)	—
Deferred tax re-measurement[2]	—	—	(88)	—	—	(88)
2018 GRC Final Decision	—	—	(80)	—	—	(80)
Wildfire related charges[3]	31	—	—	31	—	—
Average rate assumption method ("ARAM") adjustment [4]	87	—	—	87	—	—
Corporate-owned life insurance cash surrender value	(8)	(8)	(8)	(8)	(8)	(8)
Other	15	(20)	(14)	10	(18)	(10)
Total income tax (benefit) expense	$(136)	$(305)	$(278)	$17	$(277)	$(229)
Effective tax rate	(17.2)%	(53.9)%	(24.7)%	1.8%	(41.7)%	(17.6)%
1	In 2021, Edison International and SCE recognized tax benefits related to a settlement with the California Franchise Tax Board "FTB" for tax years 2007 – 2012. See further discussion in Tax Disputes below. In 2020, Edison International and SCE recognized tax expense and benefit, respectively, primarily due to the re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.
2	Relates to changes in the allocation of deferred tax re-measurement between customers and shareholders as a result of a CPUC resolution issued in February 2019. The resolution determined that customers are only entitled to excess deferred taxes which were included when setting rates, while other deferred tax re-measurement belongs to the shareholders.
3	Relates to the non-tax deductible portions of the SED Agreement (as defined in Note 12). See Note 12 for further discussion under 2017/2018 Wildfire/Mudslide Events.
4	In July 2021, SCE received the IRS' response to its private letter ruling request, regarding the scope of the deferred tax normalization requirements and the computations required to comply with the average rate assumption method. As a result, SCE's estimate changed and a cumulative true-up of $87 million reduction in tax benefits was recorded in the third quarter of 2021, for the period of January 1, 2018 to June 30, 2021.

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

Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits:

	Edison International			SCE
(in millions)	2021	2020	2019	2021	2020	2019
Balance at January 1,	$679	$370	$338	$320	$282	$249
Tax positions taken during the current year:
Increases	53	55	46	53	56	47
Tax positions taken during a prior year:
Increases[1]	3	274	6	1	4	6
Decreases[2]	(118)	(20)	(20)	(29)	(22)	(20)
Settlements with taxing authorities[3]	(4)	—	—	(5)	—	—
Balance at December 31,	$613	$679	$370	$340	$320	$282
1	Edison International recorded favorable tax positions in 2020 in connection with the Edison Mission Energy bankruptcy that required a revaluation of the reserve for uncertain tax positions.
2	Decrease in 2021 was related to re-measurement as a result of a settlement with the FTB for tax years 2007 – 2012.
3	In 2021, Edison International reached a settlement with the FTB for tax years 2007 – 2012.

As of December 31, 2021, if recognized, $344 million of unrecognized tax benefits would impact Edison International's effective tax rate and $71 million of the unrecognized tax benefits would impact SCE's effective tax rate.

Tax Disputes

Tax years that remain open for examination by the IRS and the FTB are 2016 – 2020 and 2013 – 2020, respectively.

In the fourth quarter of 2021, Edison International recorded the impacts of a settlement with the FTB for tax years 2007 – 2012 and has updated its uncertain tax positions to reflect this settlement. This update resulted in income tax benefits of $146 million and $36 million at Edison International and SCE, respectively. As a result of the settlement, Edison International expects a refund of tax and interest from the FTB in the amount of $60 million.

Accrued Interest and Penalties

The total amount of accrued interest and penalties related to income tax liabilities are:

	Edison International		SCE

	December 31,
(in millions)	2021	2020	2021	2020
Accrued interest and penalties	$—	$52	$20	$23

The net after-tax interest and penalties recognized in income tax (benefit) expense are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Net after-tax interest and penalties tax (benefit) expense	$(41)	$4	$4	$(2)	$6	$3

Note 9.Compensation and Benefit Plans

Employee Savings Plan

The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The employer contributions were as follows:

	Edison
	International	SCE
(in millions)	Years ended December 31,
2021	$97	$96
2020	93	92
2019	82	81

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. Employees hired by the participating companies on or after December 31, 2017 will no longer be eligible to participate in the pension plan. In lieu of that, an additional non-contributory employer contribution will be deposited into the Edison 401(k) Savings Plan. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $27 million and $2 million, respectively, for the year ending December 31, 2022. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.

The funded position of Edison International's pension is sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's pension are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, a regulatory asset is recorded equal to the unfunded status and a regulatory liability is recorded equal to the funded status. See Note 11 for further information.

Information on pension plan assets and benefit obligations for continuing and discontinued operations is shown below.

	Edison International		SCE

	Years ended December 31,
(in millions)	2021	2020	2021	2020
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,476	$4,139	$3,984	$3,662
Service cost	130	121	126	117
Interest cost	103	124	92	110
Actuarial (gain) loss	(245)	323	(246)	292
Benefits paid	(293)	(231)	(262)	(197)
Projected benefit obligation at end of year	$4,171	$4,476	$3,694	$3,984
Change in plan assets
Fair value of plan assets at beginning of year	$4,171	$3,755	$3,940	$3,541
Actual return on plan assets	368	584	348	551
Employer contributions	50	62	35	45
Benefits paid	(293)	(230)	(262)	(197)
Fair value of plan assets at end of year	4,296	4,171	4,061	3,940
Funded status at end of year	$125	$(305)	$367	$(44)
Amounts recognized in the consolidated balance sheets consist of [1]:
Long-term assets	$384	$—	$384	$—
Current liabilities	(26)	(24)	(2)	(2)
Long-term liabilities	(233)	(281)	(15)	(42)
	$125	$(305)	$367	$(44)
Amounts recognized in accumulated other comprehensive loss consist of:
Prior service cost	$—	$(1)	$—	$—
Net loss[1]	74	96	12	16
	74	95	12	16
Amounts recognized as a regulatory (liability)/asset	(395)	12	(395)	12
Total not yet recognized as (income)/expense	$(321)	$107	$(383)	$28
Accumulated benefit obligation at end of year	$3,947	$4,238	$3,491	$3,776
Pension plans with an accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	4,171	4,476	3,694	3,984
Accumulated benefit obligation	3,947	4,238	3,491	3,766
Fair value of plan assets	4,296	4,171	4,061	3,940
Weighted average assumptions used to determine obligations at end of year:
Discount rate	2.75%	2.38%	2.75%	2.38%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

1	The SCE liability excludes a long-term payable due to Edison International Parent of $132 million and $139 million at December 31, 2021 and 2020, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent. SCE's accumulated other comprehensive loss of $12 million and $16 million at December 31, 2021 and 2020, excludes net losses of $32 million and $41 million related to these benefits, respectively.

For Edison International and SCE, respectively, the 2021 actuarial gains are primarily related to $159 million and $149 million in gains from an increase in the discount rate (from 2.38% as of December 31, 2020 to 2.75% as of December 31, 2021), and $69 million and $83 million in gains from valuation and experience. For Edison International and SCE, respectively, the 2020 actuarial losses are primarily related to $339 million and $305 million in losses from a decrease in discount rate (from 3.11% as of December 31, 2019 to 2.38% as of December 31, 2020), $76 million and

$72 million in losses from a demographic assumption change, $48 million and $61 million in loss from valuation and experience, partially offset by $117 million and $124 million in gains from other economic assumption changes.

Net periodic pension expense components are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Service cost	$130	$121	$114	$127	$119	$111
Non-service cost (benefit)
Interest cost	103	124	155	95	114	143
Expected return on plan assets	(222)	(215)	(205)	(211)	(203)	(194)
Amortization of prior service cost	1	2	2	1	1	2
Amortization of net loss	11	10	7	7	7	5
Regulatory adjustment	25	16	(3)	25	16	(3)
Total non-service benefit	(82)	(63)	(44)	(83)	(65)	(47)
Total expense recognized	$48	$58	$70	$44	$54	$64

Other changes in pension plan assets and benefit obligations recognized in other comprehensive income:

	Edison International			SCE

	Years ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Net (gain) loss	$(10)	$11	$19	$(5)	$9	$21
Amortization of net loss	(11)	(10)	(7)	(7)	(7)	(5)
Total (gain) loss recognized in other comprehensive income	(21)	1	12	(12)	2	16
Total recognized in expense and other comprehensive income	$27	$59	$82	$32	$56	$80

In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.

Edison International and SCE used the following weighted average assumptions to determine pension expense:

	Years ended December 31,
	2021	2020	2019
Discount rate	2.38%	3.11%	4.19%
Rate of compensation increase	4.00%	4.10%	4.10%
Expected long-term return on plan assets	5.50%	6.00%	6.50%
Interest crediting rate for cash balance account
Starting rate	3.03%	3.61%	4.46%
Ultimate rate	4.50%	5.00%	5.75%
Year ultimate rate is reached	2025	2025	2022

The following benefit payments, which reflect service rendered and expected future service, are expected to be paid:

	Edison
	International	SCE
(in millions)	Years ended December 31,
2022	$315	$274
2023	315	273
2024	313	272
2025	308	269
2026	306	267
2027 – 2031	1,358	1,210

Postretirement Benefits Other Than Pensions ("PBOP(s)")

Employees hired prior to December 31, 2017 who are retiring at or after age 55 with at least 10 years of service may be eligible for postretirement healthcare benefits. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Employees hired on or after December 31, 2017 are no longer eligible for retiree healthcare benefits. In lieu of those benefits, Edison International will provide a health reimbursement account of $200 per month available only after meeting certain age and service year requirements. Under the terms of the Edison International Welfare Benefit Plan ("PBOP Plan"), each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of al PBOP Plan benefits with respect to its employees and former employees that exceed the participants' share of contributions. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.

The expected contributions (substantially all of which are expected to be made by SCE) for PBOP benefits are $8 million for the year ended December 31, 2022. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.

SCE has three voluntary employees' beneficiary association trusts ("VEBA Trusts") that can only be used to pay for retiree health care benefits of SCE and its subsidiaries. Once funded into the VEBA Trusts, neither SCE nor Edison International can subsequently recover remaining amounts in the VEBA Trusts. Participants of the PBOP Plan do not have a beneficial interest in the VEBA Trusts. The VEBA Trust assets are sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's other postretirement benefits are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, the funded status is offset by a regulatory liability.

Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE

	Years ended December 31,
(in millions)	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$2,073	$2,083	$2,064	$2,074
Service cost	40	38	40	37
Interest cost	52	63	52	63
Actuarial loss (gain)	(190)	(46)	(190)	(45)
Plan participants' contributions	29	29	29	29
Benefits paid	(100)	(94)	(100)	(94)
Benefit obligation at end of year	$1,904	$2,073	$1,895	$2,064
Change in plan assets
Fair value of plan assets at beginning of year	$2,717	$2,465	$2,717	$2,464
Actual return on assets	119	309	119	309
Employer contributions	7	8	7	8
Plan participants' contributions	29	29	29	29
Benefits paid	(100)	(94)	(100)	(93)
Fair value of plan assets at end of year	2,772	2,717	2,772	2,717
Funded status at end of year	$868	$644	$877	$653
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$876	$663	$885	$663
Current liabilities	(8)	(10)	(8)	(10)
Long-term liabilities	—	(9)	—	—
	$868	$644	$877	$653
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$1	$1	$—	$—
Amounts recognized as a regulatory liability	(886)	(671)	(886)	(671)
Total not yet recognized as income	$(885)	$(670)	$(886)	$(671)
Weighted average assumptions used to determine obligations at end of year:
Discount rate	2.95%	2.67%	2.95%	2.67%
Assumed health care cost trend rates:
Rate assumed for following year	6.25%	6.50%	6.25%	6.50%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029	2029

For both Edison International and SCE, the 2021 actuarial gains are primarily related to $113 million in gains from valuation and experience and $83 million in gains from an increase in the discount rate (from 2.67% as of December 31, 2020 to 2.95% as of December 31, 2021). The 2020 actuarial gains are primarily related to $169 million in gains from valuation and experience, $50 million in gains from mortality change, $32 million in gains from demographic assumption changes, partially offset by $206 million in losses from a decrease in discount rate (from 3.32% as of December 31, 2019 to 2.67% as of December 31, 2020).

Net periodic PBOP expense components are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Service cost	$40	$38	$30	$40	$37	$30
Non-service cost (benefit)
Interest cost	52	63	77	52	63	77
Expected return on plan assets	(106)	(119)	(111)	(106)	(119)	(111)
Amortization of prior service cost	(1)	(1)	(1)	(1)	(1)	(1)
Amortization of net gain	(35)	(29)	(17)	(36)	(29)	(17)
Regulatory adjustment	51	49	29	51	49	29
Total non-service benefit	(39)	(37)	(23)	(40)	(37)	(23)
Total expense	$1	$1	$7	$—	$—	$7

In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.

Edison International and SCE used the following weighted average assumptions to determine PBOP expense:

	Years ended December 31,
	2021	2020	2019
Discount rate	2.67%	3.32%	4.35%
Expected long-term return on plan assets	4.00%	4.90%	5.30%
Assumed health care cost trend rates:
Current year	6.50%	6.50%	6.75%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029

The following benefit payments (net of plan participants' contributions) are expected to be paid:

	Edison
	International	SCE
(in millions)	Years ended December 31,
2022	$78	$78
2023	80	80
2024	83	82
2025	84	84
2026	86	86
2027 – 2031	454	452

Plan Assets

Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies

The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes and may have active and passive investment strategies within asset classes. Target allocations for 2021 pension plan assets were 21.3% for U.S. equities, 13.7% for non-U.S. equities, 50% for fixed income and 15% for opportunistic and/or alternative investments. Target allocations for 2021 PBOP plan assets (except for Represented VEBA which is 95% for fixed income and 5% for U.S. and non-U.S. equities) are 44% for U.S. and non-U.S. equities, 50% for fixed income and 6% for opportunistic and/or alternative investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.

Allowable investment types include:

●	United States equities: common and preferred stocks of large, medium, and small companies which are predominantly United States-based.
●	Non-United States equities: equity securities issued by companies domiciled outside the United States and in depository receipts which represent ownership of securities of non-United States companies.
●	Fixed income: fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities including municipal bonds, mortgage backed securities and corporate debt obligations. A portion of the fixed income positions may be held in debt securities that are below investment grade.
●	Opportunistic, alternative and other investments: Opportunistic investments in short to intermediate term market opportunities. Investments may have fixed income and/or equity characteristics and may be either liquid or illiquid. Alternative investments are limited partnerships that invest in non-publicly traded entities. Other investments are diversified among multiple asset classes such as global equity, fixed income currency and commodities markets. Investments are made in liquid instruments within and across markets. The investment returns are expected to approximate the plans' expected investment returns.

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

Fair Value of Plan Assets

The PBOP Plan and the Southern California Edison Company Retirement Plan Trust assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. The fair value of the underlying investments in equity mutual funds are based on stock-exchange prices. The fair value of the underlying investments in fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. No investment is classified as Level 3 as of December 31, 2021 and 2020. Common/collective funds and partnerships are measured at fair value using the net asset value per share ("NAV") and have not been classified in the fair value hierarchy. Other investment entities are valued similarly to common/collective funds and are therefore classified as NAV. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable and classified as NAV and are discussed further at Note 9 to the pension plan trust investments table below.

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

Pension Plan

The following table sets forth the investments for Edison International and SCE that were accounted for at fair value as of December 31, 2021 and December 31, 2020, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2021
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$217	$918	$—	$1,135
Corporate stocks[3]	466	4	—	470
Corporate bonds[4]	—	815	—	815
Common/collective funds[5]	—	—	964	964
Partnerships/joint ventures[6]	—	—	688	688
Other investment entities[7]	—	—	110	110
Registered investment companies[8]	57	—	31	88
Interest-bearing cash	8	—	—	8
Other	—	45	—	45
Total	$748	$1,782	$1,793	$4,323
Receivables and payables, net				(27)
Combined net plan assets available for benefits				4,296
SCE's share of net plan assets				$4,061

	December 31, 2020
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$151	$1,006	$—	$1,157
Corporate stocks[3]	570	5	—	575
Corporate bonds[4]	—	601	—	601
Common/collective funds[5]	—	—	1,017	1,017
Partnerships/joint ventures[6]	—	—	569	569
Other investment entities[7]	—	—	137	137
Registered investment companies[8]	69	—	23	92
Interest-bearing cash	7	—	—	7
Other	—	39	—	39
Total	$797	$1,651	$1,746	$4,194
Receivables and payables, net				(23)
Combined net plan assets available for benefits				4,171
SCE's share of net plan assets				$3,940

1	These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
3	Corporate stocks are diversified. At December 31, 2021 and 2020, respectively, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (44% and 40%) and Morgan Stanley Capital International (MSCI) index (56% and 60%).
4	Corporate bonds are diversified. At December 31, 2021 and 2020, respectively, this category includes $61 million and $54 million for collateralized mortgage obligations and other asset backed securities.
5	At December 31, 2021 and 2020, respectively, the common/collective assets are invested in equity index funds that seek to track performance of the Standard and Poor's 500 Index (41% and 37%) and Russell 1000 indexes (10% and 13%). In addition, at December 31, 2021 and 2020, respectively, 38% and 40% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index exUS and 9% and 8% of this category are in non-index U.S. equity fund, which is actively managed.
6	At December 31, 2021 and 2020, respectively, 62% and 49% are invested in private equity funds with investment strategies that include branded consumer products and clean technology companies, 17% and 23% are invested in ABS including distressed mortgages and commercial and residential loans, 15% and 19% are invested in publicly traded fixed income securities, and 3% and 4% are invested in a broad range of financial assets in all global markets.
7	At December 31, 2021 and 2020, respectively, 71% and 77% are invested in emerging market equity securities and 20% and 16% are invested in domestic mortgage backed securities.
8	At December 31, 2021 and 2020, respectively, registered investment companies were invested in Level 1 registered investment companies primarily consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index (63% and 73%) and investments included fixed income fund used for cash management (35% and 25%).

At December 31, 2021 and 2020, respectively, approximately 62% and 59% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

Postretirement Benefits Other than Pensions

The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2021 and December 31, 2020, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2021
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$813	$10	$—	$823
Corporate stocks[3]	145	3	—	148
Corporate notes and bonds[4]	—	997	—	997
Common/collective funds[5]	—	—	544	544
Partnerships[6]	—	—	107	107
Registered investment companies[7]	44	—	—	44
Interest bearing cash	—	51	—	51
Other[8]	—	59	—	59
Total	$1,002	$1,120	$651	$2,773
Receivables and payables, net				(1)
Combined net plan assets available for benefits				2,772
SCE's share of net plan assets				$2,772

	December 31, 2020
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$380	$30	$—	$410
Corporate stocks[3]	224	3	—	227
Corporate notes and bonds[4]	—	1,079	—	1,079
Common/collective funds[5]	—	—	693	693
Partnerships[6]	—	—	81	81
Registered investment companies[7]	65	—	—	65
Interest bearing cash	—	26	—	26
Other[8]	—	132	—	132
Total	$669	$1,270	$774	$2,713
Receivables and payables, net				4
Combined net plan assets available for benefits				$2,717
SCE's share of net plan assets				$2,717

1	These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
3	Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (73% and 70%) and the MSCI All Country World Index (27% and 30%) for 2021 and 2020, respectively.
4	Corporate notes and bonds are diversified and include approximately $150 million and $170 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2021 and 2020, respectively.
5	At December 31, 2021 and 2020, respectively, 65% and 70% of the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Index Investable Market Index. 25% and 22% are invested in a non-index U.S. equity fund which is actively managed. The remaining assets in this category are primarily invested in emerging market fund.
6	At December 31, 2021 and 2020, respectively, 54% and 46% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. Of the remaining partnerships category, 35% and 36% are invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks, 11% and 18% are invested in a broad range of financial assets in all global markets.
7	At December 31, 2021 and 2020, respectively, registered investment companies were primarily invested in a money market fund (61% and 51%) and exchange rate trade funds which seek to track performance of MSCI Emerging Market Index, Russell 2000 Index and international small cap equities (39% and 49%)
8	Other includes $44 million and $61 million of municipal securities at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, respectively, approximately 68% and 66% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

Stock-Based Compensation

Edison International maintains a shareholder-approved incentive plan (the "2007 Performance Incentive Plan") that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is approximately 71 million shares. As of December 31, 2021, Edison International had approximately 22 million shares remaining available for new award grants under its stock-based compensation plans.

The following table summarizes total expense and tax benefits associated with stock-based compensation:

	Edison International			SCE

	Years ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Stock-based compensation expense[1]:
Stock options	$16	$15	$13	$8	$7	$7
Performance shares	9	5	8	4	2	4
Restricted stock units	12	8	6	8	4	3
Other	2	1	2	—	—	—
Total stock-based compensation expense	39	29	29	20	13	14
Income tax benefits related to stock compensation expense	$4	$4	$10	$3	$3	$6
1	Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.

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

The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2021	2020	2019
Expected terms (in years)	5.4	5.2	5.5
Risk-free interest rate	1.1% - 1.3%	0.4% - 0.6%	1.6% - 2.3%
Expected dividend yield	4.1% - 4.8%	4.2% - 5.0%	3.3% - 4.0%
Weighted average expected dividend yield	4.5%	4.7%	3.9%
Expected volatility	26.9% - 27.1%	24.9% - 26.9%	21.7% - 24.1%
Weighted average volatility	26.9%	25.0%	21.8%

The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity corresponds to the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2021. The volatility period used was 64 months, 63 months and 66 months at December 31, 2021, 2020 and 2019, respectively.

The following is a summary of the status of Edison International's stock options:

		Weighted Average
			Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic Value
	Options	Price	Term (years)	(in millions)
Edison International:
Outstanding at December 31, 2020	10,709,383	$63.85
Granted	2,515,015	55.04
Forfeited or expired	(330,916)	62.49
Exercised[1]	(538,656)	48.02
Outstanding at December 31, 2021	12,354,826	62.78	5.93
Vested and expected to vest at December 31, 2021	11,974,609	62.83	5.85	$80
Exercisable at December 31, 2021	7,412,820	$64.27	4.43	$43
SCE:
Outstanding at December 31, 2020	5,490,488	$62.85
Granted	1,404,603	55.14
Forfeited or expired	(307,607)	62.65
Exercised[1]	(407,330)	48.80
Outstanding at December 31, 2021	6,180,154	62.03	5.87
Vested and expected to vest at December 31, 2021	5,997,654	62.07	5.80	$44
Exercisable at December 31, 2021	3,666,657	$63.24	4.27	$25
1	Edison International and SCE recognized tax benefits of $2 million and $2 million, respectively, from stock options exercised in 2021.

At December 31, 2021, total unrecognized compensation cost related to stock options and the weighted average period the cost is expected to be recognized are as follows:

	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures (in millions)	$18	$9
Weighted average period (in years)	2.4	2.4

The following is a summary of supplemental data on stock options:

	Edison International			SCE

	Years ended December 31,
(in millions, except per award amounts)	2021	2020	2019	2021	2020	2019
Weighted average grant date fair value per option granted	$7.26	$8.18	$8.80	$7.30	$8.16	$8.83
Fair value of options vested	3	2	14	3	2	7
Value of options exercised	8	9	27	6	7	19

Performance Shares

A target number of contingent performance shares were awarded to executives in March 2021, 2020 and 2019 and vest at December 31, 2023, 2022 and 2021, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents).

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

The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards
		Weighted Average
	Shares	Fair Value
Edison International:
Nonvested at December 31, 2020	233,624	$66.80
Granted	158,442	57.70
Forfeited	(18,250)	62.51
Vested	(111,008)	66.06
Nonvested at December 31, 2021	262,808	$61.92
SCE:
Nonvested at December 31, 2020	120,644	$66.70
Granted	88,983	57.66
Forfeited	(17,306)	62.77
Vested	(54,514)	66.34
Nonvested at December 31, 2021	137,807	$61.50

Restricted Stock Units

Restricted stock units were awarded to executives in March 2021, 2020 and 2019 and vest and become payable on January 2, 2024, January 3, 2023 and January 3, 2022, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants, which vest on an accelerated basis.

The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
		Weighted Average		Weighted Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value
Nonvested at December 31, 2020	333,873	$63.78	168,420	$63.78
Granted	337,793	55.07	250,490	55.12
Forfeited	(27,622)	58.81	(25,275)	59.18
Vested	(97,889)	59.34	(48,703)	59.33
Nonvested at December 31, 2021	546,155	$59.44	344,932	$58.45

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

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Cost		Fair Value
	Longest	December 31,
(in millions)	Maturity Date	2021	2020	2021	2020
Stocks	—	*	*	$1,972	$1,908
Municipal bonds	2057	875	1,013	1,033	1,218
U.S. government and agency securities	2067	1,095	740	1,212	864
Corporate bonds	2070	386	460	446	550
Short-term investments and receivables/payables[1]	One-year	199	281	207	293
Total		$2,555	$2,494	$4,870	$4,833

*	Not applicable
1	Short-term investments include $37 million and $138 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by January 3, 2022 and January 4, 2021 as of December 31, 2021 and 2020, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $2.1 billion at both December 31, 2021 and 2020.

Trust assets are used to pay income taxes. Deferred tax liabilities related to net unrealized gains were $517 million and $515 million at December 31, 2021 and 2020, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.4 billion and $4.3 billion at December 31, 2021 and 2020, respectively.

The following table summarizes the gains and losses for the trust investments:

	December 31,
(in millions)	2021	2020	2019
Gross realized gains	$339	$255	$87
Gross realized losses	(24)	(6)	(2)
Net unrealized gains for equity securities	103	176	343

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other holds strategic investments in companies focused on developing electric technologies and services. As of December 31, 2021, these investments consist of $12 million of marketable securities, and $3 million of equity investments without readily determinable fair values (included as "Other investments" on Edison International's consolidated balance sheets). The unrealized gains for equity investments held as of December 31, 2021 is $4 million for the year ended December 31, 2021, recorded as "Other income" on Edison International's consolidated statement of income. For further information, see Note 4 and Note 16.

Note 11.Regulatory Assets and Liabilities

Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC-authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased power, demand-side management programs, wildfire related costs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.68% in both 2021 and 2020, respectively. The CPUC authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.

Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2021	2020
Current:
Regulatory balancing and memorandum accounts	$1,591	$1,127
Power contracts	168	165
Other	19	22
Total current	1,778	1,314
Long-term:
Deferred income taxes, net of liabilities	4,770	4,475
Pension and other postretirement benefits	—	12
Power contracts	71	239
Unamortized investments, net of accumulated amortization	114	114
Unamortized loss on reacquired debt	121	133
Regulatory balancing and memorandum accounts	1,897	1,794
Environmental remediation	242	247
Recovery assets	325	—
Other	120	106
Total long-term	7,660	7,120
Total regulatory assets	$9,438	$8,434

In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs at December 31, 2021. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.

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

SCE has long-term unamortized investments which include nuclear assets related to Palo Verde and the beyond the meter program. Nuclear assets related to Palo Verde and the beyond the meter program are expected to be recovered by 2046 and 2031, respectively, and both earned returns of 7.68% in 2021 and 2020.

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

Recovery assets represent the balance associated with the AB 1054 Excluded Capital Expenditures related Recovery Properties and prudently incurred financing costs securitized in 2021 with issuance of the associated bond. The recovery period is until 2043, when the bonds and interest are paid in full. For further details, see Note 3.

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2021	2020
Current:
Regulatory balancing and memorandum accounts	$553	$471
Energy derivatives	25	87
Other	25	11
Total current	603	569
Long-term:
Costs of removal	2,552	2,595
Re-measurement of deferred taxes	2,315	2,283
Recoveries in excess of ARO liabilities	2,155	1,930
Regulatory balancing and memorandum accounts	648	1,062
Pension and other postretirement benefits	1,281	671
Other	30	48
Total long-term	8,981	8,589
Total regulatory liabilities	$9,584	$9,158

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

SCE's regulatory liabilities related to pension and other post-retirement plans represent the overfunded net gains and prior service costs of the plans. This amount will be refunded through rates over time to customers. See "Pension Plans and Postretirement Benefits Other than Pensions" discussion in Note 9.

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

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2021	2020
Asset (liability)
Energy resource recovery account	$759	$(89)
Portfolio allocation balancing account	(183)	497
New system generation balancing account	73	(10)
Public purpose programs and energy efficiency programs	(1,066)	(1,130)
Base revenue requirement balancing account	849	622
GRC wildfire mitigation balancing accounts[1]	12	—
Greenhouse gas auction revenue and low carbon fuel standard revenue	(298)	(125)
FERC balancing accounts	55	12
Wildfire and drought restoration accounts[2]	299	361
Wildfire-related memorandum accounts[3]	1,456	1,104
COVID-19-related memorandum accounts	94	176
Customer service re-platform memorandum account[4]	128	30
Tax accounting memorandum account and pole loading balancing account	171	(35)
Other	(62)	(25)
Asset	$2,287	$1,388
1	The 2021 GRC decision approved the establishment of the vegetation management balancing account ("VMBA") to track vegetation management expenses up to 115% of amounts authorized, the Wildfire Risk Mitigation balancing account ("WRMBA") to track the costs of SCE's Wildfire Covered Conductor Program up to 110% of amounts authorized and the risk management balancing account to track the authorized costs of wildfire insurance. The amount recorded to these balancing accounts represents the difference between costs tracked in the balancing accounts and authorized revenues for those costs recorded to the base revenue requirement balancing account. If spending is less than authorized, SCE will refund those amounts to customers. If spending is within the specified threshold, if any, for each balancing account, SCE will recover those costs from customers. Amounts above the specified threshold, or above amounts authorized if a higher threshold was not established, for each balancing account may be eligible for deferral to wildfire-related memorandum accounts.
2	The wildfire and drought restoration accounts regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account ("CEMA").
3	The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") was used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. The Wildfire Mitigation Plan Memorandum Account ("WMPMA") is used to track costs incurred to implement SCE's wildfire mitigation plan that are not currently reflected in SCE's revenue requirements. The Fire Risk Mitigation Memorandum Account ("FRMMA") is used to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's GRCs that are not tracked in any other wildfire-related memorandum account. The balance also includes vegetation management spending in excess of the 115% threshold for the VMBA described above.
4	CSRP memorandum account was established in the 2018 GRC to track costs for implementation of a new customer service system not currently reflected in SCE's revenue requirements. Expenditures for the CSRP project are subject to reasonableness review by the CPUC, expenditures for the project were significantly higher than originally projected.

Note 12.Commitments and Contingencies

Power Purchase Agreements

SCE entered into various agreements to purchase power, electric capacity and other energy products. At December 31, 2021, the undiscounted future expected minimum payments for the SCE PPAs (primarily related to renewable energy contracts), which were approved by the CPUC and met other critical contract provisions (including completion of major milestones for construction), were as follows:

(in millions)	Total
2022	$3,131
2023	3,026
2024	2,460
2025	2,347
2026	2,358
Thereafter	20,179
Total future commitments[1]	$33,501
1	Certain power purchase agreements are treated as operating or finance leases. For further discussion, see Note 13.

Additionally, as of December 31, 2021, SCE has executed contracts (including capacity reduction contracts) that have not met the critical contract provisions that would increase contractual obligations by $15 million in 2022, $49 million in 2023, $74 million in 2024, $79 million in 2025, $79 million in 2026 and $844 million thereafter, if all critical contract provisions are completed. These include long-term lease contracts commencing in 2022 and 2023 with future minimum lease payments of $396 million.

Costs incurred for PPAs were $4.7 billion in 2021, $3.8 billion in 2020 and $3.7 billion in 2019, which include costs associated with contracts with terms of less than one year.

Other Commitments

The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Other contractual obligations	$47	$47	$48	$47	$37	$222	$448

Costs incurred for other commitments were $62 million in 2021, $80 million in 2020 and $110 million in 2019. Other commitments include fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. Also included are commitments related to maintaining reliability and expanding SCE's transmission and distribution system.

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

Southern California Wildfires and Mudslides

Wildfires in SCE's territory, including those where SCE's equipment may be alleged to be associated with the fire's ignition, have caused loss of life and substantial damage in recent years. California has experienced unprecedented weather conditions in recent years due to climate change, and SCE's service territory remains susceptible to additional wildfire activity in 2022 and beyond.

Numerous claims related to wildfire events have been initiated against SCE and Edison International. Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events (defined below), which are described below. SCE's equipment has been, and may further be, alleged to be associated with several wildfires that have originated in Southern California subsequent to 2018, including the 2019/2020 Wildfires (defined below). Edison International and SCE expect that any losses incurred in connection with those fires will be covered by insurance, subject to self-insured retentions and co-insurance, or third-party receivables, and expect that any such losses after recoveries will not be material.

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

In 2021, Edison International and SCE accrued estimated losses of $1.3 billion for claims related to the 2017/2018 Wildfire/Mudslide Events, against which SCE has recorded expected recoveries through FERC electric rates of $67 million. The resulting charge was $1.2 billion ($894 million after-tax).

As of December 31, 2021, Edison International and SCE had paid $5.7 billion in settlements, had $131 million to be paid under executed settlements and had $1.6 billion of estimated losses for remaining alleged and potential claims and for the SED Agreement (defined below) reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, Edison International and SCE had assets for expected recoveries through

FERC electric rates of $165 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

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

The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. SCE will seek rate recovery of prudently-incurred, actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for CPUC-jurisdictional rate recovery of the $375 million of SED Excluded Losses (defined below) if the CPUC's approval of the SED Agreement becomes final and non-appealable. See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.

External Investigations and Internal Review

The VCFD and CAL FIRE have jointly issued reports concerning their findings regarding the causes of the Thomas Fire and the Koenigstein Fire. The reports did not address the causes of the Montecito Mudslides. SCE has also received a non-final redacted draft of a report from the VCFD regarding Woolsey Fire (the "Redacted Woolsey Report"). SCE cannot predict when the VCFD will release its final report regarding the Woolsey Fire. The VCFD and CAL FIRE findings do not determine legal causation of or assign legal liability for the Thomas, Koenigstein or Woolsey Fires; final determinations of legal causation and liability would only be made during lengthy and complex litigation.

The CPUC's Safety and Enforcement Division ("SED") conducted investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the Thomas, Koenigstein and Woolsey Fires. As discussed below, in October 2021, SCE and the SED executed the SED Agreement (as defined below) to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events.

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

On October 4, 2018, the Los Angeles Superior Court denied Edison International's and SCE's challenge to the application of inverse condemnation to SCE with respect to the Thomas and Koenigstein Fires and, on February 26, 2019, the California Supreme Court denied SCE's petition to review the Superior Court's decision. In January 2019, SCE filed a cross-complaint against certain local public entities alleging that failures by these entities, such as failure to adequately plan for flood hazards and build and maintain adequate debris basins, roads, bridges and other channel crossings, among other things, caused, contributed to or exacerbated the losses that resulted from the Montecito

Mudslides. These cross-claims in the Montecito Mudslides litigation were not released as part of the Local Public Entity Settlements (as defined below).

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

As of December 31, 2021, SCE has also entered into settlements with approximately 5,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020 and 2021, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million and $1.7 billion, respectively, to those individual plaintiffs.

Edison International and SCE did not admit wrongdoing or liability as part of any of the settlements described above. Other claims and potential claims related to the 2017/2018 Wildfire/Mudslide Events remain. SCE continues to explore reasonable settlement opportunities with other plaintiffs in the outstanding 2017/2018 Wildfire/Mudslide Events litigation.

SED Agreement

In October 2021, SCE and the SED executed an agreement (the "SED Agreement") to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs is comprised of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $375 million of third-party uninsured claims payments (the "SED Excluded Losses"). The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. The CPUC approved the SED Agreement in December 2021 and its approval has been legally challenged by The Utility Reform Network. SCE's obligations under the SED Agreement will only commence after CPUC approval of the SED Agreement is final and non-appealable. SCE did not admit imprudence, negligence or liability with respect to the 2017/2018 Wildfire/Mudslide Events in the SED Agreement.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At December 31, 2021 and December 31, 2020, Edison International's and SCE's balance sheets include accrued liabilities of $1.7 billion and $4.4 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2020:

(in millions)
Balance at December 31, 2020[1]	$4,383
Increase in accrued estimated losses	1,265
Amounts paid	(3,914)
Balance at December 31, 2021[2]	$1,734

1	At December 31, 2020, $2,231 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes an estimate for claims brought by insurance subrogation plaintiffs in the Woolsey Fire litigation, which were settled on January 22, 2021 for $2,212 million, and $19 million of other settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2020, the $2,281 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events after giving effect to the Woolsey Subrogation Settlement of $2,152 million and other wildfire-related claims estimates of $129 million.
2	At December 31, 2021, $131 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2021, the $1,733 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events of $1,603 million and other wildfire-related claims estimates of $130 million.

For the years-ended December 31, 2021 and 2020, the income statements include charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Year ended December 31,
(in millions)	2021	2020
Charge for wildfire-related claims	$1,265	$1,297
Expected revenue from FERC customers	(67)	(84)
Total pre-tax charge	1,198	1,213
Income tax benefit	(304)	(339)
Total after-tax charge	$894	$874

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

(in millions)
Balance at December 31, 2020	$708
Insurance recoveries	(708)
Balance at December 31, 2021	$—

In total, through December 31, 2021, SCE has accrued estimated losses of $7.5 billion, has paid or is obligated to pay approximately $5.9 billion in settlements and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

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

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $60 million of capital expenditures and capital related expenses incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of six 2017 fires, primarily the Thomas and Koenigstein Fires. In August 2021, the CPUC issued a final decision which denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications, and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. As required by the final decision with respect to the other four fires, SCE filed supplemental testimony in November 2021 segregating the restoration costs attributable to each such fire. As of December 31, 2021, SCE has $186 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. SCE continues to incur costs for reconstructing its system and restoring service to structures that were damaged or destroyed by the Thomas, Koenigstein and Woolsey Fires and plans to file additional applications with the CPUC to recover such costs.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $300 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of December 31, 2021, collections have reduced the regulatory assets remaining in the FERC balancing account to $165 million.

2019/2020 Wildfires

Several wildfires significantly impacted portions of SCE's service territory in 2019 and 2020 (the wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "2019/2020 Wildfires"). Edison International and SCE expect that any losses incurred in connection with the 2019/2020 Wildfires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material. As of December 31, 2021, Edison International and SCE had estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $123 million, and expected recoveries from insurance of $75 million, reflected on their consolidated balance sheets related to the 2019/2020 Wildfires.

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

Current Wildfire Insurance Coverage

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2021 through June 30, 2022, subject to up to $50 million of self-insured retention per occurrence and up to approximately $75 million of co-insurance, which results in net coverage of approximately $875 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits. SCE believes that its insurance coverage for the July 1, 2021 through June 30, 2022 period meets its obligation to maintain reasonable insurance coverage under AB 1054.

SCE's and Edison International's wildfire insurance expenses in 2021, prior to any regulatory deferrals, were approximately $450 million and $425 million, respectively. Wildfire insurance expense for both companies in 2020, prior to any regulatory deferrals, was approximately $450 million. In August 2021, the CPUC issued a final decision in track 1 of the 2021 GRC proceeding which authorized $460 million for wildfire insurance expense for 2021 and a one-way balancing account to require any overcollection to be returned to customers. Under the final decision, SCE would continue to track incremental wildfire insurance expenses above authorized amounts in its WEMA and recovery of incremental amounts would be subject to future reasonableness review.

SCE tracks incremental insurance premium, self-insured retention and co-insurance costs related to wildfire liability insurance policies as well as other wildfire-related costs, including claims and legal costs, in its WEMA. In December 2020, SCE filed a WEMA application with the CPUC to seek recovery of an aggregate of $214 million, consisting of $204 million in wildfire insurance premium costs in excess of premiums approved in the 2018 GRC, representing wildfire insurance premiums for July 1, 2020 through December 31, 2020, the corresponding financing costs, memorandum account interest and a prior period premium adjustment.

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

At December 31, 2021, SCE's recorded estimated minimum liability to remediate its 26 identified material sites (sites with a liability balance as of December 31, 2021, in which the upper end of the range of the costs is at least $1 million) was $257 million, including $169 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance on December 31, 2021 for which the total minimum recorded liability was $3 million. Of the $260 million total environmental remediation liability for SCE, $242 million has been recorded as a regulatory asset. SCE expects to recover $39 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism), and $203 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $114 million and $9 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next 5 years are expected to range from $7 million to $26 million. Costs incurred for years ended December 31, 2021, 2020 and 2019 were $9 million, $7 million and $9 million, respectively.

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

Nuclear Insurance

Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $13.5 billion for Palo Verde and $560 million for San Onofre. As of January 1, 2021, SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($450 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States, which is participating in the loss sharing program, results in claims and/or costs which exceed the primary insurance at that plant site, all participating nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.

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

Upstream Lighting Program

From 2017 – 2019, SCE administered the Upstream Lighting Program, part of a statewide program administered by investor-owned utilities that offered discounted energy efficient light bulbs to customers through incentives to lighting manufacturers. The CPUC began investigating the programs administered by the investor-owned utilities based on reports that investor-owned utilities, including SCE, shipped a significant number of bulbs under the program that could not be tracked to customers. Beginning in January 2020, the CPUC has sought comments on remedies related to SCE's implementation of the Upstream Lighting Program from 2017 through 2019 program years. SCE undertook an independent investigation of bulbs shipped to retailers categorized as grocery and discount businesses during the 2017 to 2019 program years and found that there were overstocking of bulbs and program management shortcomings. Incentives paid to manufacturers for bulbs shipped to grocery and discount businesses during the relevant period, including those that were sold to customers, were approximately $91 million. In addition, SCE received incentives related to the bulbs shipped to grocery and discount businesses through an energy efficiency incentive mechanism ("ESPI Mechanism") of approximately $3.5 million related to the bulbs shipped in 2017 and 2018. SCE may also receive incentives of approximately $1.3 million under the ESPI Mechanism in 2022 related to bulbs shipped to grocery and discount businesses in 2018 and 2019.

In January 2021, the Public Advocates Office and The Utility Reform Network provided comments to the CPUC arguing that SCE imprudently managed the program and requesting: a refund of $33 million of ESPI awards, which includes incentives associated with the Upstream Lighting Program and other energy efficiency programs; a refund of $92 million of incentives paid to manufacturers and associated program administrative costs; $140 million in fines; and additional program improvements to be provided at shareholder expense. In March 2021, SCE filed reply comments arguing that remedies of approximately $21 million were appropriate. The CPUC has noted that it expects to address the pending issues related to the upstream lighting program in the second quarter of 2022.

SCE has accrued a charge for potential losses relating to the Upstream Lighting Program. The accrued charge corresponds to the lower end of the reasonably estimated range of expected losses that may be incurred in connection with the Upstream Lighting Program and is subject to change as additional information becomes available.

Note 13.Leases

Leases as Lessee

SCE enters into various agreements to purchase power, electric capacity and other energy products that may be accounted for as leases when SCE has dispatch rights that determine when and how a plant runs. SCE also leases property and equipment primarily related to vehicles, office space and other equipment. The terms of the lease contracts included in the table below are primarily 2 to 20 years for PPA leases, 3 to 72 years for office leases, and 5 to 13 years for the remaining other operating leases.

The following table summarizes SCE's lease payments for operating and finance leases as of December 31, 2021:

	PPA Operating	Other Operating	PPA Finance
(in millions)	Leases[1]	Leases[2]	Leases[1]
2022	$579	$44	$1
2023	482	36	1
2024	73	30	—
2025	73	27	—
2026	70	24	—
Thereafter	698	110	5
Total lease payments	1,975	271	7
Amount representing interest	262	59	4
Lease liabilities	$1,713	$212	$3
1	Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.
2	Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.

Supplemental balance sheet information related to SCE's leases was as follows:

	December 31,	December 31,
(in millions)	2021	2020
Operating leases:
Operating lease ROU assets[1]	$1,925	$1,085
Current portion of operating lease liabilities	582	214
Operating lease liabilities	1,343	871
Total operating lease liabilities[1]	$1,925	$1,085

Finance leases included in:
Utility property, plant and equipment, gross	$4	$4
Accumulated depreciation	(1)	—
Utility property, plant and equipment, net	3	4
Other long-term liabilities	3	4
Total finance lease liabilities	$3	$4
1	During the year ended December 31, 2021, three SCE PPA operating lease contracts commenced and three power contracts were amended resulting in a total of $1.1 billion additions in ROU assets and lease liabilities.

The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases and interest and amortization expense for finance leases. The following table summarizes the components of SCE's lease expense:

	Years ended December 31,
(in millions)	2021	2020	2019
PPA leases:
Operating lease cost	$305	$111	$118
Finance lease cost	1	1	1
Variable lease cost[1]	2,097	1,917	2,087
Short term lease cost	539	—	—
Total PPA lease cost	2,942	2,029	2,206
Other operating leases cost	47	47	46
Total lease cost	$2,989	$2,076	$2,252
1	Includes lease costs from renewable energy contracts where payments are based on contingent external factors such as wind, hydro and solar power generation.

Other information related to leases was as follows:

	Years ended December 31,
(in millions, except lease term and discount rate)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases
PPA leases	$305	$111	$118
Other leases	45	44	44
Financing cash flows from PPA finance leases	1	1	1

ROU assets obtained in exchange for lease obligations:
PPA operating leases	$1,084	$463	$—
Other operating leases	71	58	34

Weighted average remaining lease term (in years):
Operating leases
PPA leases	8.16	9.75	16.05
Other leases	11.14	12.13	12.73
PPA Finance leases	15.67	16.67	11.51

Weighted average discount rate:
Operating leases
PPA leases	2.43%	3.12%	4.46%
Other leases	3.34%	3.63%	3.88%
PPA Finance leases	11.29%	11.29%	8.76%

Leases as Lessor

SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 10 to 65 years. During the years ended December 31, 2021, 2020 and 2019, SCE recognized lease income of $16 million, $17 million and $18 million, respectively, which is included in operating revenue on the consolidated statements of income. At December 31, 2021, the undiscounted cash flow expected to be received from lease payments for the remaining years is as follows:

(in millions)
2022	$11
2023	10
2024	8
2025	7
2026	6
Thereafter	124
Total	$166

Note 14.Equity

Common Stock Issuances

Edison International did not issue any shares during the twelve months ended December 31, 2021 through its "at-the-market" ("ATM") program established in May 2019. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. As of December 31, 2021, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the twelve months ended December 31, 2021, 522,400 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $30 million, 629,092 shares of common stock were issued as stock compensation awards for net cash receipts of $25 million and 293,031 shares of new common stock were issued in lieu of distributing $17 million to shareholders opting to receive dividend payments in the form of additional common stock and 26,475 shares of common stock related to optional cash investments of $2 million. Starting July 2021, the 401(k) defined contribution savings plan no longer offers Edison International's stock as an investment option to employees. Subsequent to the change, stock issued through the 401(k) defined contribution savings plan were dividend payments made in the form of additional common stock.

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

Preferred Stock Issuances

In 2021, Edison International issued 1,250,000 shares of 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A, and 750,000 shares of its 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B, each with a liquidation value of $1,000 per share. The dividends are payable on a semi-annual basis, commencing September 15, 2021 and March 15, 2022, respectively. The dividend rate will be reset every five years beginning on March 15, 2026 and March 15,2027, respectively, to equal the then-current five-year U.S. Treasury rate plus a spread of 4.698% and 3.901%, respectively. The net proceeds of $2.0 billion were used to repay commercial paper borrowings and for general corporate purposes, including making a total of $900 million equity contributions to SCE.

Edison International may, at its option, redeem its preferred stock in whole or in part during certain periods of time prior to each of the dividend reset dates at a price equal to $1,000 per share plus any accumulated and unpaid dividends. Edison International may also, at its option, redeem the preferred stocks in whole but not in part at a price equal to $1,020 per share plus any accumulated and unpaid dividends within a certain period of time following any change in the criteria rating agencies use that would have adverse effects on the equity credit attributed by rating agencies to the preferred stocks.

The preferred stocks rank senior to Edison International's common stock with respect to dividends rights and distribution rights upon liquidation. The preferred stocks are not subject to any mandatory sinking fund, retirement fund, purchase fund or other similar provisions. Holders of the shares of the preferred stocks do not have the right to require Edison International to repurchase or redeem shares of the preferred stocks.

Preferred and Preference Stock of Utility

SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. There are no dividends in arrears for the preferred or preference shares.

During 2020, SCE redeemed $120 million of cumulative preferred stock consisting of all of the outstanding shares of the 4.32% Series, 4.08% Series, 4.24% Series and the 4.78% Series at a price of $28.75, $25.50, $25.80 and $25.80, respectively. SCE recorded a $9 million loss on the redemption of the preferred stock as an adjustment to net income available to common stockholders. No preferred shares were issued or redeemed in the year ended December 31, 2021. There is no sinking fund requirement for redemptions or repurchases of preferred shares.

Shares of SCE's preference stock rank senior to SCE’s common stock with respect to dividend rights and distribution rights upon liquidation. Shares of SCE's preference stock are not convertible into shares of any other class or series of

SCE's capital stock or any other security. SCE's outstanding preference shares are not subject to mandatory redemption and there is no sinking fund requirement for redemptions or repurchases of preference shares.

Preference stocks are:

		Redemption	Dividends
	Shares	Price	Declared	December 31,
(in millions, except shares and per share amounts)	Outstanding	per Share	per Share	2021	2020
No par value:
6.25% Series E (cumulative)	350,000	$1,000.00	$62.500	$350	$350
5.10% Series G (cumulative)	88,004	2,500.00	127.500	220	220
5.75% Series H (cumulative)	110,004	2,500.00	143.750	275	275
5.375% Series J (cumulative)	130,004	2,500.00	134.375	325	325
5.45% Series K (cumulative)	120,004	2,500.00	136.250	300	300
5.00% Series L (cumulative)	190,004	2,500.00	125.000	475	475
SCE's preference stock				1,945	1,945
Less issuance costs				(44)	(44)
Edison International's preference stock of utility				$1,901	$1,901

Shares of Series E preference stock issued in 2012 may be redeemed at par, in whole or in part, on or after February 1, 2022. Distributions will accrue and be payable at a floating rate from and including February 1, 2022. Shares of Series G, H, J, K and L preference stock, issued in 2013, 2014, 2015, 2016 and 2017, respectively, may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2018, March 15, 2024, September 15, 2025, March 15, 2026 and June 26, 2022, respectively, if certain changes in tax or investment company law or interpretation (or applicable rating agency equity credit criteria for Series L only) occur and certain other conditions are satisfied. On or after March 15, 2018, March 15, 2024, September 15, 2025, March 15, 2026 and June 26, 2022, SCE may redeem the Series G, H, J, K and L shares, respectively, at par, in whole or in part. For shares of Series H, J and K preference stock, distributions will accrue and be payable at a floating rate from and including March 15, 2024, September 15, 2025 and March 15, 2026, respectively. Shares of Series G, H, J, K and L preference stock were issued to SCE Trust II, SCE Trust III, SCE Trust IV, SCE Trust V and SCE Trust VI, respectively, special purpose entities formed to issue trust securities as discussed in Note 3. During 2020, SCE redeemed $180 million of the outstanding shares of the Series G preference stock. SCE recorded a $6 million loss on the redemption of the preference stock as an adjustment to net income available to common stockholders. No preference stocks were issued or redeemed in the year ended December 31, 2021.

Note 15.Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE

	Years ended December 31,
(in millions)	2021	2020	2021	2020
Beginning balance	$(69)	$(69)	$(41)	$(39)
Pension and PBOP – net loss:
Other comprehensive income (loss) before reclassifications	7	(8)	4	(7)
Reclassified from accumulated other comprehensive loss[1]	8	8	5	5
Change	15	—	9	(2)
Ending Balance	$(54)	$(69)	$(32)	$(41)

1     These items are included in the computation of net periodic pension and PBOP expenses. See Note 9 for additional information.

Note 16.Other Income

Other income net of expenses is as follows:

	Years ended December 31,
(in millions)	2021	2020	2019
SCE other income (expense):
Equity allowance for funds used during construction	$118	$121	$101
Increase in cash surrender value of life insurance policies and life insurance benefits	40	66	39
Interest income	3	20	37
Net periodic benefit income – non-service components	123	102	70
Civic, political and related activities and donations	(39)	(42)	(46)
Other	(12)	(12)	(6)
Total SCE other income	233	255	195
Other income (expense) of Edison International Parent and Other:
Net periodic benefit costs – non-service components	(2)	(2)	(3)
Unrealized gains on equity securities	4	—	—
Other	2	(2)	1
Total Edison International other income	$237	$251	$193

Note 17.Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International			SCE

	Years ended December 31,
(in millions)	2021	2020	2019	2021	2020	2019
Cash payments (receipts):
Interest, net of amounts capitalized	$887	$836	$705	$760	$713	$615
Income taxes, net	(88)	(34)	(85)	(88)	(50)	(164)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	266	251	231	325	—	200
Preferred and preference stock of utility	11	11	12	11	11	12

SCE's accrued capital expenditures at December 31, 2021, 2020 and 2019 were $668 million, $730 million and $643 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 18.Related-Party Transactions

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

For the years ended December 31, 2021, 2020 and 2019, SCE purchased wildfire liability insurance for premiums of $185 million, $176 million and $260 million respectively, from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $25 million ($24 million, after 3% of nonadmitted insurance tax) executed in November 2021 under which EIS provided insurance protection to SCE. SCE recorded the premium as insurance expense and recorded equal revenue due to customer funding through regulatory cost recovery mechanisms, therefore there is no earnings impact on SCE's consolidated statement of income. EIS recorded the premium as insurance revenue. On the Edison International consolidated statement of income, the EIS insurance revenue eliminates with SCE's insurance expense, therefore the SCE customer revenues impact the earnings of Edison International.

The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	December 31,
(in millions)	2021	2020
Insurance receivable due from affiliate	$—	$268
Prepaid insurance[1]	52	56
1	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS were $192 million, $189 million and $173 million for the years ended December 31, 2021, 2020 and 2019 respectively.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2021, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison

International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2021. Edison International's internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report on the financial statements included in this report, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

Jointly Owned Utility Plant

Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.

BUSINESS

CORPORATE STRUCTURE, INDUSTRY AND OTHER INFORMATION

Edison International was incorporated in 1987 as the parent holding company of SCE, a California public utility incorporated in 1909. Edison International also owns Edison Energy which is engaged in the competitive business of providing integrated decarbonization and energy solutions to commercial, institutional and industrial customers.

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

Subsidiaries of Edison International

SCE – Public Utility

SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. SCE's total number of customers by class were as follows:

(in thousands)	2021	2020	2019
Residential	4,499	4,531	4,499
Commercial	605	577	575
Industrial	7	9	10
Public authorities	70	46	46
Agricultural and other	20	20	21
Total	5,201	5,183	5,151

In 2021, SCE's total operating revenue of $14.9 billion was derived as follows: 41.6% commercial customers, 40.3% residential customers, 4.0% public authorities, 3.2% industrial customers, 4.1% agricultural and other, and 6.8% other operating revenue.

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

Edison Energy – Energy Service Provider

Edison Energy which is engaged in the competitive business of providing integrated decarbonization and energy solutions to commercial, institutional and industrial customers. Edison Energy aims to provide energy solutions that address cost, carbon and complex choices for their customers. To date, investments in Edison Energy are not material to be reported as a business segment.

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

Human Capital

At December 31, 2021, Edison International had an aggregate of 13,003 employees (excluding interns and employees on a leaves of absence), of which 12,715 were full-time employees of SCE or its subsidiaries. In addition to employees, SCE's workforce includes a significant number of contract workers who support SCE's operations. Among these contract workers are Safety Tier 1 Contractors. SCE estimates, based on contractors' self-reported hours worked and a 2,080-hour work year, that there were approximately 11,000 full-time equivalent Safety Tier 1 Contractors supporting SCE operations during 2021. In addition to Safety Tier 1 Contractors, SCE also uses other contract workers to support its transmission and distribution, vegetation management, information technology and customer service activities.

Approximately 3,900 of SCE's employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). The IBEW collective bargaining agreements expire on December 31, 2022. In addition, a substantial number of SCE's contract workers are also unionized.

Edison International focuses on various human capital measures and objectives in managing its business, including measures and objectives related to safety, diversity, equity and inclusion and workforce continuity.

Safety

Safety is the first of Edison International's core values. Edison International is committed to creating and maintaining a safe environment for its employees, contract workers, customers and the public. Over the past several years, Edison International's efforts to improve workforce safety have included increased focus on, and investment in, maturing a culture of safety ownership among its workforce that empowers employees and contract workers to own their safety, support their team members' safety and contribute to a safe work environment.

Edison International makes efforts to eliminate fatalities and serious injuries and reduce all injuries. For instance, all full-time employees are provided with regular safety-related training, particularly for those who work in proximity to high-voltage electrical equipment and other high-risk activities. In addition, SCE implemented more safety requirements for both prime contractors and subcontractors in 2021.

Edison International uses employee safety culture assessments to measure its progress relative to improving its safety culture. Edison International also uses various measures to assess safety performance, including, without limitation, fatalities and serious injury rates for employees and contract workers. The following represents data for 2021:

Employee work-related fatalities	0
Employee EEI Serious Injuries	8
Employee EEI SIF Rate[1]	0.06
Employee DART Rate[2]	1.03
Safety Tier 1 Contractor work-related fatalities	1
Safety Tier 1 Contractor EEI Serious Injuries	13
Safety Tier 1 Contractor EEI SIF Rate[1]	0.12
Safety Tier 1 Contractor DART Rate[2]	0.36

[1]	EEI SIF Rate is calculated by multiplying the total number of EEI SIFs by 200,000 and then dividing by the total number of reported hours worked.
[2]	DART Rate is calculated by multiplying the number of DARTs by 200,000 and then dividing by the total number of reported hours worked.

In response to the COVID-19 pandemic, Edison International has continued to look for ways to minimize exposure risk and protect the health and safety of its employees. All Edison International employees who, in the company's assessment, can work remotely and perform their job functions effectively have been directed to do so. Approximately two-thirds of Edison International's employees were working remotely as of February 1, 2022. Edison International has also taken additional steps to minimize exposure for those employees who are not working remotely, including modified work practices. Edison International has also extended several benefits to help employees during the pandemic, including providing additional paid leave related to the pandemic for illness, quarantine or to care for family members.

Diversity, Equity and Inclusion

Edison International is committed to developing a team that reflects the broad diversity of the customers and communities it serves. At Edison International, on average, employees in the same role get equal pay for equal work. Similar to broader society, when looking at gender or race/ethnicity-specific groups across Edison International without regard to role, female employees and Black and Hispanic employees do not receive comparable pay to male and white employees, respectively, due to lower representation of female, Black and Hispanic employees in higher paying jobs. Edison International is committed to working towards increasing diversity in its higher paying jobs.

The table below provides Edison International's employee diversity data1 as of December 31, 2021:

	Employees[2]	Leaders[3]	Executives[4]
Females	32%	27%	38%
Racially/ethnically diverse	62%	51%	36%
Racially/ethnically or gender diverse	71%	62%	62%

[1]	Calculated using the guidelines SCE uses to calculate the diversity data it reports to the United States Equal Employment Opportunity Commission.
[2]	Excludes interns and employees on a leave of absence.
[3]	"Leaders" represents all non-executive manager and supervisor level employees.
[4]	"Executives" represents all officers and all director level employees.

To support Edison International's diversity, equity and inclusion efforts, Executives and Leaders are offered training and tools to promote diverse representation throughout their teams. In addition, Edison International evaluates whether hiring processes include diverse candidates and diverse sets of decision makers. In addition to measuring diversity, Edison International also uses various other measures to assess success of diversity, equity and inclusion initiatives, including without limitation, monitoring hiring, promotion and turnover rates for diverse employees.

Workforce Continuity

Edison International is committed to identifying and developing the talents of its workforce and takes a variety of steps to increase employee engagement and provide employees opportunities for growth. Employees are provided with training opportunities, including an onboarding program, technical training, required ethics and compliance training and optional trainings to support career development. SCE estimates that over 95% of active SCE employees completed all assigned training required to be completed in 2021 as part of SCE's enterprise-wide training program. Employees may also be required to take additional trainings based on their job function.

Employees receive competitive compensation packages which include a wide selection of health plans, a 401(k) savings plan with a company match, wellness programs and initiatives, tuition reimbursement, competitive vacation/holiday program, professional development, volunteer programs, employee assistance program, and a philanthropy and matching contribution program.

Edison International uses various measures to assess employee engagement and satisfaction, including, without limitation, conducting regular employee sentiment surveys and monitoring turnover. Edison International Parent and SCE's combined Turnover Rate increased from 5.1% in 2020 to 7.5% in 2021, driven by an increase in voluntary turnover from 3.3% in 2020 to 6.4% in 2021.

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

CAISO

The CAISO operates a wholesale energy market primarily in California through which competing electricity generators offer their electricity output to market participants, including electricity retailers. Major transmission projects required for reliability and accessing renewable resources are identified and approved through the CAISO's annual transmission planning process. Much of SCE's transmission investment to date was to access renewable resources to meet the goal of 33% renewable resources by December 2020. The CAISO is now conducting transmission planning studies to identify transmission needed to meet a 46 million metric ton GHG emissions target by 2030 set by the CPUC for California's electricity sector to support California's target of reducing overall GHG emissions statewide by 40 percent below 1990 levels by 2030.

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

OEIS

Effective July 1, 2021, the OEIS became the successor to the CPUC's Wildfire Safety Division ("WSD"), and was vested with the powers, duties, and responsibilities of the WSD, as well as other statutory authority. OEIS is responsible for, among other things, approving and overseeing compliance with WMPs. As part of overseeing WMP compliance, OEIS can issue notices of violation and recommend that the Commission pursue an enforcement action against an electrical corporation for noncompliance with its approved WMP. Other OEIS tasks include conducting safety culture assessments, approving executive compensation structures, and issuing safety certifications.

Nuclear Power Plant Regulation

The NRC has jurisdiction with respect to the safety of San Onofre and Palo Verde Nuclear Generating Stations. The NRC regulates commercial nuclear power plants through licensing, oversight and inspection, performance assessment, and enforcement of its requirements. In June 2013, SCE decided to permanently retire and decommission San Onofre. The NRC regulates the decommissioning of San Onofre. For further information, see "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" in the MD&A.

Other Regulatory Agencies

The construction, planning and project site identification of SCE's transmission lines and substation facilities require the compliance with various laws and approval of many governmental agencies in addition to the CPUC and FERC. These include various state regulatory agencies depending on the project location; the CAISO; the U.S. Environmental Protection Agency and other environmental, land management and resource agencies such as the Bureau of Land Management, the U.S. Forest Service, the California Department of Fish and Wildlife, and the California Coastal Commission; and the State Water Resources Control Board. In addition, to the extent that SCE transmission line projects pass through lands owned or controlled by Native American tribes, consent and approval from the affected tribes and the Bureau of Indian Affairs are also necessary for the project to proceed.

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

Most costs incurred by SCE to comply with government regulations are authorized in its CPUC and FERC general rate cases and, are therefore, recovered through electric rates. To the extent SCE incurs costs to comply with government regulations above those that are authorized, or prior to obtaining authorization, for recovery through rates (for instance certain costs incurred in line with SCE's obligations under its WMPs and tracked in wildfire mitigation-related memorandum accounts), SCE will seek recovery of such costs through electric rates. There is no assurance that SCE will be allowed to fully recover these costs. For further information on wildfire mitigation and wildfire insurance costs, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings."

SCE earns a rate of return on its authorized capital expenditures included in its rate base. Approximately $1.6 billion of spending by SCE on wildfire risk mitigation capital expenditures made after August 1, 2019 are not included in rate base under the terms of AB 1054.

Overview of Ratemaking Process

CPUC

Revenue authorized by the CPUC through GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as "rate base") on a forecast basis. Starting with SCE's 2021 GRC, revenue will be authorized through quadrennial GRC proceedings where the CPUC sets an annual revenue requirement for the base year which is made up of the operation and maintenance costs, depreciation, taxes and a return consistent with the authorized cost of capital (discussed below). In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the base year, the revenue requirements for the remaining three years will be set by a methodology established in the GRC proceeding, which has generally, among other items, included annual allowances for escalation in operation and maintenance costs and additional changes in capital-related investments. By May 15 in the year preceding each GRC application filing date, SCE is required to file a Risk Assessment and Mitigation Phase ("RAMP") application with the CPUC to provide information about SCE's assessment of its key safety risks and its proposed programs and spending for mitigating those risks. The information developed during the RAMP informs SCE's proposed projects and funding requests in the subsequent phase of the GRC. SCE will file its next RAMP application by May 15, 2022.

SCE's 2021 GRC has authorized revenue requirements for 2021, 2022 and 2023 of $6.9 billion, $7.3 billion and $7.7 billion. SCE's first RAMP application was filed in November 2018 for its 2021 GRC. SCE will make an additional filing in the 2021 GRC proceeding to cover 2024. For further discussion of the 2021 GRC, see "Liquidity and Capital Resources— SCE—Regulatory Proceedings— 2021 GRC" in the MD&A.

The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. SCE's currently authorized capital structure is 43% long-term debt, 5% preferred equity and 52% common equity. SCE's currently authorized cost of capital for 2020, 2021 and 2022 consists of: cost of long-term debt of 4.74%, cost of preferred equity of 5.70% and ROE of 10.3% and includes an adjustment mechanism set by the CPUC that could adjust authorized cost of capital between SCE's cost of capital proceedings. Under the current mechanism, because the difference between the benchmark and the average of the same index for the 12-month period to September 30, 2021 exceeded 100-basis points, SCE's CPUC-authorized ROE would be adjusted by half the amount of the difference (up or down) and SCE's costs of long-term debt and preferred equity would also be adjusted to reflect the then current embedded costs and projected interest rates effective January 1, 2022. Upon triggering the mechanism, SCE was required to file an advice letter by October 15, 2021 to implement the adjustments. However, in August 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations in 2022 and reset the related annual cost of capital mechanism. If the CPUC ultimately finds that the cost of capital mechanism adjustment should have been implemented effective January 1, 2022, SCE's CPUC-authorized ROE would be adjusted down for 2022 from 10.30% to 9.72%. SCE's costs of long-term debt and preferred equity would also be adjusted for 2022 to reflect the then current embedded costs and projected interest rates. SCE is required to file its regularly scheduled cost of capital application in April 2022 for rates effective in 2023. For further information see "Management Overview—2021 Cost of Capital Application."

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

Cost-recovery balancing accounts (also referred to as cost-recovery mechanisms) are used to track and recover SCE's decoupled costs of fuel and purchased power, as well as certain operation and maintenance expenses, including energy efficiency and demand-side management program costs. SCE earns no return on these activities and although differences between forecasted and actual costs do not impact earnings, such differences do impact cash flows and can change rapidly. SCE has other capital-related balancing accounts on which it earns a return, such as the pole loading balancing account. SCE also uses balancing accounts for cost recovery of authorized wildfire insurance expenses and up to 115% of authorized vegetation management expenses. Under the 2021 GRC final decision SCE can seek recovery of wildfire insurance expenses above authorized levels and vegetation management expenses above 115% of authorized levels through reasonableness review applications.

SCE also uses a balancing account to track the difference between actual WCCP costs and amounts authorized. If spending is less than authorized, SCE will refund those amounts to customers. If spending exceeds authorized, SCE will recover spending up to 110% of the authorized amount from customers. SCE can submit subsequent reasonableness review applications for any spending in excess of 110% of authorized amounts.

SCE's cost-recovery mechanism for its fuel and purchased power-related costs is facilitated in three main balancing accounts, the ERRA, the PABA, and the NSGBA. For all three accounts, SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA and the PABA. The trigger mechanism requires SCE to request an expeditious rate change if the sum of the ERRA balance and the bundled service customers' pro-rata share of the PABA balance exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the aggregate overcollection or undercollection to fall below 5% of SCE's prior year generation rate revenue within 120 days. For 2022, SCE estimates the 4% and 5% trigger amounts to be approximately $200 million and $250 million, respectively.

For 2021, the 4% and 5% trigger amounts were approximately $205 million and $256 million, respectively. As of September 30, 2021, the ERRA was undercollected by approximately $348 million due to higher gas and power prices which resulted in SCE exceeding its ERRA trigger and SCE filing an application to advise the CPUC that SCE's undercollections had exceeded the trigger amount. In January 2022, the CPUC approved SCE's request to include the rate increase with the scheduled rate change in March 2022 referenced below. As of December 31, 2021, the ERRA was undercollected by approximately $760 million, the PABA was overcollected by approximately $220 million, and the NSGBA was undercollected by approximately $73 million. In January 2022, the CPUC approved SCE incorporating these year-end balances into customer rates in March 2022.

The majority of fuel and purchased power procurement-related costs eligible for recovery through cost-recovery rates are pre-approved by the CPUC through specific decisions and a procurement plan with predefined standards that establish the eligibility for cost-recovery. If such costs are subsequently found to be non-compliant with this procurement plan, then this could negatively impact SCE's earnings and cash flows. In addition, the CPUC retrospectively reviews outages associated with utility-owned generation and SCE's power procurement contract administration activities through the annual ERRA review proceeding. A CPUC finding that SCE was unreasonable or imprudent with respect to its utility-owned generation outages and contract administration activities, could negatively impact SCE's earnings and cash flows. The ERRA review proceeding is also used as a venue to review costs in various memorandum and balancing accounts including the COVID-19 Pandemic Protection Memorandum Account and the Pole Loading and Deteriorated Pole Programs Balancing Account.

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

The FERC weighted average ROE is currently 10.3%. For further information on the FERC formula rates, related transmission revenue requirements and rate changes, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2022 FERC Formula Rate Annual Update" in the MD&A.

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

SCE has a two-tier residential rate structure with a separate High Usage Charge ("HUC") for customers consuming more than 400% of an established level of usage that is based on a portion of average usage. The first tier is priced at below-average cost and is intended to cover the customer's essential electricity needs. The second tier is priced at 25% more than the first tier, and the HUC rate is currently set at 25% more than the second tier. The CPUC has ordered a transition from tiered to time-of-use (“TOU”) rates for most residential customers unless they opt to stay on the tiered rate structure. Under a TOU rate structure, rates are based on the time of day and the season. TOU rates are typically lower early in the day, overnight, and on the weekends when energy resources are less in demand. SCE is in the middle of a multi-year transition of most customers to TOU rates and anticipates completing the transition in the second quarter of 2022. To recover a portion of the fixed costs of serving no- or low-usage residential customers, SCE assesses both fixed charges of less than $1 per month, and a minimum charge of $10 per month ($5 for low-income customers). For information on residential rates for customers with renewable generation systems, see "—Competition" below.

Purchased Power and Fuel Supply

SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. SCE estimates that approximately 14% of power delivered to SCE's customers in 2021 came from SCE's own generating facilities.

Natural Gas Supply

SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide or pay for the natural gas used to generate electricity) and to fuel its Mountainview and peaker plants, which are generation units that operate in response to wholesale market signals related to power prices and reliability needs. The physical natural gas purchased by SCE is sourced in competitive interstate markets at trading points on the SoCalGas local distribution company system and the El Paso pipeline. SoCalGas is the primary provider of intrastate pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility. As a result, there continue to be limitations on the use and capability of the facility, and the current available inventory at the Aliso Canyon facility is limited to 60% of maximum capacity. To date, SCE has found that gas storage-use restrictions combined with SoCalGas pipeline maintenance constraints contributed to increased electricity costs for customers but did not impact grid reliability. However, there is no certainty that these restrictions or pipeline constraints will not impact grid reliability in the future. Price increases faced by customers would not affect SCE's earnings because SCE expects recovery of these costs through the ERRA balancing account or other CPUC approved procurement plans. However, these higher prices may impact cash flow due to the timing of those recoveries. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including an Order Instituting Investigation issued by the CPUC in February 2017 to consider the feasibility of minimizing or eliminating the use of the Aliso Canyon facility. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including accelerating existing contracts for new capacity, procuring energy storage from third-parties, contracting for design, build, and transfer of utility-owned storage, procuring additional demand response, contracting for firm gas transportation capacity and procuring additional energy efficiency.

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

The CPUC's Resource Adequacy program imposes resource adequacy requirements on load-serving entities like SCE that are designed to provide sufficient resources to the CAISO to ensure the safe and reliable operation of the grid in real time. The CPUC has adopted a central procurement structure in SCE's distribution service area for local resource adequacy that transfers the responsibility for procuring local resource adequacy from other local load-serving entities to SCE, as a central procurement entity ("CPE") for its distribution service area, starting with the 2023 resource adequacy compliance year. Under this structure, while SCE will procure local resource adequacy to meet the local resource adequacy requirement for its distribution service area, other load-serving entities can also procure their own local resources. Load-serving entities that procure their own local resources can: (i) sell the capacity to SCE, (ii) utilize the resources, or (iii) voluntarily show the resources to meet their own needs, thereby reducing the amount of local resource adequacy the CPE will need to procure and reducing the total CPE procurement costs shared by all load-serving entities in that distribution service area. The CPUC's Resource Adequacy proceeding is also considering broad structural reforms to the Resource Adequacy framework with a proposed decision expected in summer 2022.

Following state-wide rotating outages in August 2020 that impacted a significant number of SCE's customers, the CPUC opened an emergency reliability rulemaking proceeding to take action towards ensuring reliable electric service in the event that an extreme heat event occurs in the summers of 2021 or 2022. In March 2021 the CPUC issued a decision in that proceeding directing the investor-owned utilities to take specific actions to enhance reliability for the summers 2021 and 2022, including continuing their procurement efforts and endeavoring to meet and incremental procurements targets to achieve an effective 17.5% to 19% planning reserve margin in the summers of 2021 and 2022. In June 2021, the CPUC issued a decision requiring at least an aggregate of 11,500 MW of additional net qualifying capacity to be procured collectively by all of the load-serving entities subject to CAISO. The aggregate additional capacity is required by 2026, with 2,000 MW required by 2023, an additional 6,000 MW required by 2024, an additional 1,500 MW required by 2025, and an additional 2,000 MW required by 2026. SCE's allocation of the requirements is 705 MW by 2023, 2,114 MW by 2024, 530 MW by 2025 and 707 MW by 2026, for a total of 4,056 MW. SCE continues to actively pursue and execute various actions to implement these decisions.

In July 2021, California's Governor issued an Emergency Proclamation related to accelerating construction of new resources ahead of possible summer 2022 shortfalls. Subsequently, the CPUC opened a Phase 2 of its emergency reliability rulemaking proceeding to ensure there is adequate supply and demand management to achieve electrical system reliability in 2022 and 2023. In October 2021, SCE contracted for the construction of utility owned storage at three sites in SCE's service territory with an aggregate capacity of 537.5 MW and an anticipated in-service date in the summer of 2022. See "Liquidity and Capital Resources—SCE—Capital Investment Plan" in the MD&A. In December 2021, the CPUC issued a final decision in Phase 2 of its emergency reliability rulemaking proceeding adopting several supply- and demand-side measures to help provide contingency resources with the goal of ensuring that there is adequate electric power in the event of an extreme weather event in the summers of 2022 or 2023, including directing the investor-owned utilities to continue their procurement efforts and endeavor to achieve an effective 20 to 22.5% planning reserve margin for the summers of 2022 and 2023.

Competition

SCE faces retail competition in the sale of electricity to the extent that federal and California laws permit other sources to provide electricity and related services to retail customers within SCE's service area. While retail competition impacts customer rates it does not impact SCE's earnings activities because the volume of electricity sales are decoupled from authorized revenue. The increased retail competition is from governmental entities formed by cities, counties, and certain other public agencies to generate and/or purchase electricity for their local residents and businesses, known as CCAs. While California law provides only limited opportunities for customers in SCE's service area to choose to purchase power directly from an Electric Service Provider, a limited, phased-in expansion of customer choice ("Direct Access") for nonresidential customers was authorized beginning in 2009, and an additional limited expansion of Direct Access was authorized in 2018. When a customer who had previously taken bundled service from SCE converts to taking retail electricity service from an Electric Service Provider or a CCA, SCE remains that customer's transmission and distribution provider. Other forms of departing load include customer generation, and load that departs SCE service entirely to take electricity service from a publicly owned utility or a tribal utility.

California law requires bundled service customers remain financially indifferent to departing load customers and to the mass return of departing load customers in the event of an Electric Service Provider or CCA's failure or other service termination. In its PCIA rulemaking, the CPUC issued a series of decisions to (1) revise the PCIA methodology to effectively address the cost shifts to bundled service customers; (2) implement a process that allows Direct Access customers and CCAs on behalf of their retail customers to negotiate with SCE to pre-pay their full PCIA obligation; and (3) implement a voluntary allocation and market offer process for RPS resources, whereby Electric Service Providers and CCAs may purchase an allocation of their customers' load share of the PCIA-eligible RPS resources or otherwise try to sell the allocation, in an effort to optimize the PCIA-eligible portfolio of resources on account of departing load.

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

Investor-owned utilities serve as the default providers of last resort in their respective service areas and can be significantly impacted by the Electric Service Providers or CCAs failing or otherwise exiting the market. In March 2021, the CPUC initiated a rulemaking to examine the risks of catastrophic failures by Electric Service Providers or CCAs on investor-owned utilities and the need for any changes in the regulatory framework to increase consumer protections and financial security requirements, among other measures.

As of year-end 2021, SCE had eleven CCAs serving customers in its service territory that represented approximately 25% of SCE's total service load. While one CCA filed for bankruptcy and exited, two new CCAs implemented and two CCA expanded in SCE's service territory in 2021. SCE expects one CCA to exit the market and four new or expanded CCAs have been approved by the CPUC to serve customers in SCE's service territory in 2022. Based on recent load statistics, SCE anticipates that Direct Access and CCA load will be approximately 40% of its total service load by the end of 2022.

Customer-owned power generation and storage alternatives, such as roof-top solar facilities and battery systems, are increasingly used by SCE's customers as a result of technological developments, federal and state subsidies, and declining costs of such alternatives. Beginning in 2020, and subject to certain exceptions, all newly built homes in California are required to have solar installations.

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

In January 2016, the CPUC issued a decision that instructed the CPUC to develop new standard rates for customers with renewable generation systems. The changes that the CPUC decision made to the existing NEM tariff did not significantly impact the NEM subsidy. Specifically, the decision required customers that take service on SCE's NEM tariff after June 2017 to continue to be compensated at the retail rate, minus certain non-bypassable charges. NEM customers also continued to be exempted from standby and departing load charges but were required to pay a $75 interconnection fee and to select a time-of-use retail rate.

The effect of these types of competition on SCE generally is to reduce the amount of electricity purchased from SCE by retail customers. Customers who use alternative electricity sources typically continue to utilize and pay for SCE's transmission and distribution services, however, current NEM customers utilize, but do not pay the full cost for, those services. While changes in volume or rates generally do not impact SCE's earnings activities, decreased retail electricity sales by SCE has the effect of increasing utility rates because the costs of the distribution grid are not currently borne by all customers that benefit from its use. See "Risk Factors—Risks Relating to Southern California Edison Company—Competitive and Market Risks."

In August 2020, the CPUC initiated a rulemaking to develop a successor to the NEM tariffs. On December 13, 2021, the CPUC issued a proposed decision that, if adopted, would significantly reduce the current NEM subsidy by decoupling export compensation from the retail rate and assessing a grid participation charge to address the costs participating customers avoid by reducing the electricity they purchase from SCE. Intervenors have opposed the proposed decision, and SCE expects the CPUC to issue its final decision in 2022.

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

At December 31, 2021, SCE had ownership interests in generating and energy storage facilities, primarily located in California, with approximately 7,000 MW of net physical capacity, of which SCE's pro-rata share is approximately 3,000 MW. SCE's pro rata share includes approximately 59 MW of capacity from facilities that were not operational or out of service at December 31, 2021 and excludes retired facilities. In addition to its current facilities, in October 2021, SCE contracted for the construction of utility owned storage at three sites in SCE's service territory with an aggregate capacity of 537.5 MW and an anticipated in-service date in the summer of 2022. See "Liquidity and Capital Resources—SCE—Capital Investment Plan" in the MD&A.

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

SCE owns and operates hydroelectric plants and related reservoirs, the majority of which are located in whole or in part on U.S.-owned lands and are subject to FERC licenses. Slightly over half of these plants have FERC licenses that expire at various times between 2022 and 2046. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental objectives greater consideration in the licensing process. In addition, SCE expects additional opposition to new licenses by environmental stakeholder groups. If, in the future, SCE decides to, or is forced to, decommission one or more hydroelectric projects, the costs related to the decommissioning will be substantial. The CPUC approved SCE recovering a portion of estimated of decommissioning costs for hydroelectric projects in the 2021 GRC.

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

SOUTHERN CALIFORNIA WILDFIRES

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

In addition to the investments SCE is making as part of its WMP, SCE also uses Public Safety Power Shutoffs ("PSPS") to proactively de-energize power lines as a last resort to mitigate the risk of catastrophic wildfires during extreme weather events. SCE initiated PSPS 12 times in 2020 as part of its wildfire mitigation efforts resulting in an aggregate of approximately 268 million customer minutes interrupted. On a risk informed basis, SCE made efforts to reduce the frequency and impacts of PSPS in 2021 as compared to 2020. SCE initiated PSPS ten times in 2021 resulting in approximately 222 million customer minutes interrupted. The 2021 events include a January 2021 event that resulted in approximately 118 million customer minutes interrupted. While SCE's wildfire mitigation efforts contributed to the reduction in use and impact of PSPS in 2021, the use of PSPS also depends on weather and fuel conditions. As of February 17, 2022, SCE had not initiated any PSPS events in 2022. In January 2021, the President of the CPUC sent SCE a letter expressing her concern regarding SCE's execution of PSPS in 2020 and notifying SCE that it must implement a PSPS action plan to reduce the impacts of PSPS on the customers and communities it serves. SCE anticipates completing implementation of this PSPS action plan in the first quarter of 2022. In June 2021, the CPUC issued a final decision which, among other things, will reduce future authorized revenue for the volumetric reductions in electricity sales resulting from PSPS events initiated after June 2021 until the CPUC determines that improvements in the PSPS program have been made.

Multiple lawsuits related to wildfire events have been initiated against SCE and Edison International. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides," "Risk Factors" and "Management Overview—Southern California Wildfires and Mudslides" in the MD&A.

Recovery of Wildfire-Related Costs

Pre-AB 1054 Cost Recovery

California courts have previously found investor-owned utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-

owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement through recovery of uninsured wildfire-related costs in electric rates. However, in November 2017, the CPUC issued a decision denying SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 wildfires, finding that SDG&E did not meet the prudency standard because it did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. In July 2018, the CPUC denied both SDG&E's application for rehearing on its cost recovery request and a joint application for rehearing filed by SCE and PG&E limited to the applicability of inverse condemnation principles in the same proceeding. The California Court of Appeal, the California Supreme Court and the United States Supreme Court have denied SDG&E's petitions for review of the CPUC's denial of SDG&E's application.

2019 Wildfire Legislation

In July 2019, AB 1054 was signed by the Governor of California and became effective immediately. The summary of the wildfire legislation below is based on SCE's interpretation of AB 1054. A lawsuit challenging the validity of AB 1054 was filed in federal court in July 2019. The December 2021 United States Court of Appeals for the Ninth Circuit decision to affirm the District Court's dismissal of the lawsuit may be challenged.

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

SCE and SDG&E collectively made their initial contributions totaling approximately $2.7 billion (SCE share is $2.4 billion) to the Wildfire Insurance Fund in September 2019. Upon its emergence from bankruptcy, on July 1, 2020, PG&E made its initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund. PG&E, SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $3.0 billion (SCE share is

$950 million) to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period by no later than January 1 of each year, of which they have made three annual contributions totaling approximately $900 million (SCE share is approximately $285 million). In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their customers over a 15-year period through a dedicated rate component. The amount collected from customers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility customers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund.

SCE's contributions to the Wildfire Insurance Fund will not be recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund. For information on the accounting impact of SCE's contributions to the Wildfire Insurance Fund see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies— Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 " in this report.

Reimbursement from Wildfire Insurance Fund and AB 1054 Liability Cap

Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject to the AB 1054 Liability Cap. If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination. Based on SCE's forecasted weighted-average 2022 transmission and distribution rate base, excluding general plant and intangibles, and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2022 would be capped at approximately $3.4 billion.

SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently, the AB 1054 Liability Cap will terminate when the administrator determines that the fund has been exhausted.

Safety Certification and Wildfire Mitigation Plan

Under AB 1054, SCE can obtain an annual safety certification upon the submission by September 13th of each year of certain required safety information, including an approved wildfire mitigation plan. On December 10, 2021, SCE obtained a safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requested a new safety certification by September 13, 2022, then its current safety certification would remain valid until OEIS acts on SCE's request for a new safety certification.

Under AB 1054, SCE is required to submit a comprehensive WMP to the CPUC at least once every three years for review and approval. Beginning in 2020, each such comprehensive plan was required to cover at least a three-year period. In addition, SCE anticipates updating its comprehensive three-year plans annually in the intervening years.

SCE submitted its 2020 – 2022 WMP in February 2020 and most recently submitted updates to its plan in February 2022 to, among other things, report on implementation of its plan, describe new and ongoing wildfire mitigation activities and report on its progress on remedying issues identified in an action statement issued by the OEIS in August 2021.

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

SCE's sources of utility-owned generation were largely carbon-free in 2021. SCE estimates that approximately 14% of power delivered to SCE's customers in 2021 came from SCE's own generating facilities, with approximately 8% nuclear, 2% large hydroelectric, less than 1% small hydroelectric, and less than 1% solar generation. Approximately 3% were natural gas sources. Since 2010, SCE has reported its annual GHG emissions from utility-owned generation each year to the U.S Environmental Protection Agency by March 31 of the following year. SCE's 2021 GHG emissions from utility-owned generation are estimated to be approximately 900,000 metric tons.

California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. California's major initiatives for reducing GHG emissions include a law that targets the reduction of GHG emissions across the entire state economy to 40% below 1990 levels by 2030, an Executive Order that targets the reduction of GHG emissions across the entire state economy to 80% below 1990 levels by 2050, and a California cap-and-trade program established by the California Air Resources Board ("CARB"). Other major policy measures include the Low Carbon Fuel Standard program established by CARB. Edison International is committed to achieving net-zero GHG emissions by 2045, in alignment with economywide climate actions planned by California. This commitment covers the power SCE delivers to customers and Edison International's enterprise-wide operations.

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

California has adopted RPS targets that require California retail sellers of electricity to provide certain percentages of energy sales from renewable resources defined in the statute, including 33% of retail sales by December 2020; 44% of retail sales by December 2024, 52% of retail sales by December 2027, and 60% of retail sales by December 2030. Approximately 35% of SCE's supply portfolio in 2020 and 2021 came from renewable sources eligible under California's RPS, of which 32% was delivered to customers and 3% was sold for resale. As such, SCE met California's 2020 RPS target. Separate from RPS targets, California also requires all retail electricity sales to be from carbon-free resources (such as hydroelectric energy) by 2045. SCE estimates that approximately 42% of SCE's customer deliveries in 2021 came from carbon-free resources. California also supports climate action to meet the December 2015 Paris Agreement. SCE's climate change objectives align with California's requirements, and SCE remains well-positioned to meet its 2030 and 2045 RPS and carbon-free power goals.

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

Environmental Risks

Severe droughts and windstorms contributed to the devastating wildfires that swept through parts of California in recent years, demonstrating the serious threat that weather extremes caused by climate change pose to California's communities and the environment. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A and "Business—Southern California Wildfires." Severe weather events, including drought, increasingly severe windstorms and rising sea-levels, pose risks to SCE's infrastructure and SCE and Edison International are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. See " Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings" in the MD&A.

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

As of February 17, 2022, SCE was aware of at least 228 pending lawsuits, representing approximately 2,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One hundred twenty-eight of the 228 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least three of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. An initial trial for a limited number of plaintiffs, sometimes referred to as a bellwether trial, is currently scheduled for July 15, 2022. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have opted to pursue trial outside of the settlement program. Trials for individual plaintiffs who opt out may potentially be scheduled to be held in 2022.

Fifty-five of the 228 pending lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Thirty-six of the 55 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. A bellwether jury trial previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption caused by the COVID-19 pandemic.

As of February 17, 2022, SCE was aware of at least 330 currently pending lawsuits, representing approximately 5,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Two hundred eighty-four of the 330 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. A bellwether jury trial previously scheduled for October 26, 2021 has been vacated to provide SCE and certain of the individual plaintiffs in the Woolsey Fire litigation the opportunity to pursue settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

The Thomas and Koenigstein Fires and Montecito Mudslides lawsuits are being coordinated in the Los Angeles Superior Court. The Woolsey Fire lawsuits have also been coordinated in the Los Angeles Superior Court.

For further information, including regarding settlement activity related to the 2017/2018 Wildfire/Mudslide Events, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Environmental Proceedings

Each of Edison International and SCE have elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation SK unless it reasonably believes that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1,000,000.

Mission Canyon

SCE performed 1.6 miles of access road grading and vegetation clearing in the Mission Canyon area of Santa Barbara County in December 2019, resulting in debris moving downslope into a creek bed and other impacts in the area (the "Mission Canyon Incident"). Several state and federal environmental agencies and the County and City of Santa Barbara have investigated the unpermitted grading and discharges to the creek, and SCE has received Notices of Violation from the Army Corps of Engineers, the County of Santa Barbara, the California Department of Fish & Wildlife and the Regional Water Quality Control Board. In December 2020, SCE and the Santa Barbara County District Attorney entered into a settlement regarding alleged criminal and civil violations related to the Mission Canyon Incident. Under the settlement, SCE pled no contest to a single misdemeanor charge for violation of the California Water Code and agreed to pay a $10,000 fine. SCE also agreed to pay a civil penalty of $3.5 million and is subject to an injunction compelling it to complete planned remediation work related to the Mission Canyon Incident and not commit similar violations for five years. It is presently unknown whether any regulatory agencies will impose additional fines or penalties on SCE with respect to the Mission Canyon Incident and, if so, in what amounts. SCE does not expect fines or penalties that are imposed in connection with the Mission Canyon Incident to be material.

MINE SAFETY DISCLOSURE

Not applicable.

CERTAIN INFORMATION ABOUT EDISON INTERNATIONAL

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Age at February 24, 2022	Company Position
Pedro J. Pizarro	56	President and Chief Executive Officer
Maria Rigatti	58	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	62	Executive Vice President and General Counsel
Caroline Choi	53	Senior Vice President, Corporate Affairs
J. Andrew Murphy	61	Senior Vice President, Strategy and Corporate Development
Jacqueline Trapp	55	Senior Vice President, Human Resources
Steven D. Powell	43	President and Chief Executive Officer, SCE
Jill C. Anderson	41	Executive Vice President, Operations, SCE

As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by, and serve at the pleasure of, Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International have been actively engaged in the business of Edison International and its subsidiaries for more than five years, except for Ms. Anderson, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officers	Company Position	Effective Dates
Pedro J. Pizarro	Chief Executive Officer, Edison International	October 2016 to present

Maria Rigatti	Executive Vice President and Chief Financial Officer, Edison International	October 2016 to present

Adam S. Umanoff	Executive Vice President and General Counsel, Edison International	January 2015 to present

Caroline Choi	Senior Vice President, Corporate Affairs, Edison International and SCE Senior Vice President, Regulatory Affairs, SCE	February 2019 to present June 2016 to February 2019

J. Andrew Murphy	Senior Vice President, Strategy and Corporate Development, Edison International	September 2015 to present

Jacqueline Trapp	Senior Vice President, Human Resources Edison International and SCE Vice President, Human Resources, Edison International and SCE	February 2018 to present June 2016 to February 2018

Steven D. Powell

President and Chief Executive Officer, SCE

Executive Vice President, Operations, SCE
Senior Vice President, Strategy, Planning and Operational Performance, SCE
Vice President, Strategy & Integrated Planning, SCE

December 2021 to present September 2019 to December 2021 August 2018 to September 2019 February 2016 to August 2018

Jill C. Anderson

Executive Vice President, Operations, SCE
Senior Vice President, Customer Service, SCE

Senior Vice President, Strategic Planning and Power Supply, SCE
Vice President, Customer Programs and Services, SCE
Executive Vice President, Chief Commercial Officer, New York Power Authority[1]

December 2021 to present March 2020 to December 2021 September 2019 to March 2020 January 2018 to September 2019 January 2016 to January 2018

1 New York Power Authority is the largest state power organization in the United States, and is not a parent, affiliate or subsidiary of Edison International

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers of Edison International is set forth above under "Information about our Executive Officers." Other information responding to this section will appear in the Edison International Proxy Statement under the headings "Our Director Nominees," "Experience, Skills and Attributes on the Board," "Biographical Information About our Director Nominees," and "Delinquent Section 16(a) Reports" and is incorporated herein by this reference.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responding to this section will appear in the Edison International Proxy Statement under the heading "Stock Ownership" and is incorporated herein by this reference.

Equity Compensation Plans

All of Edison International's equity compensation plans that were in effect as of December 31, 2021 have been approved by security holders. The following table sets forth, for each of Edison International's equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrants and rights to acquire such stock, the weighted average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	13,385,959[1]	$62.78	21,781,064[2]

[1]

This amount includes 12,354,826 shares covered by outstanding stock options, 585,722 shares covered by outstanding restricted stock unit awards, 165,828 shares covered by outstanding deferred stock unit awards, and 279,583 shares covered by outstanding performance share awards (calculated at 100% of the target number of shares subject to each performance share award; the actual payout for each award will be zero to twice the target number of shares for the award, depending on performance), with the outstanding shares covered by outstanding restricted stock unit, deferred stock unit, and performance share awards including the crediting of dividend equivalents through December 31, 2021. The weighted average exercise price of awards outstanding under equity compensation plans approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of awards outstanding have no exercise price. Awards payable solely in cash are not reflected in this table.

[2]

This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan and the Edison International Employee Stock Purchase Plan as of December 31, 2021. The maximum number of shares of Edison International Common Stock that may be issued or transferred pursuant to awards under the Edison International 2007 Performance Incentive Plan is 71,031,524. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses. The maximum number of shares of Edison International Common Stock that may be acquired under the Edison International Employee Stock Purchase Plan is 3,000,000.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responding to this section will appear in the Edison International Proxy Statement under the headings "Governance Structure and Processes—Certain Relationships and Related Transactions," and "Governance Structure and Processes—Director Independence," and is incorporated herein by this reference.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP ("PwC") served as Edison International's and SCE's principal accountant in 2021. Information responding to this section for Edison International will appear in the Edison International Proxy Statement under the heading "Independent Auditor Fees," and is incorporated herein by this reference.

The following table sets forth the aggregate fees billed by PwC to SCE for the fiscal years ended December 31, 2021 and December 31, 2020:

	SCE ($000)
Type of Fee	2021	2020
Audit Fees(1)	$5,766	$5,600
Audit-Related Fees(2)	130	255
Tax Fees(3)	287	260
All Other Fees(4)	777	1,359
Total	$6,960	$7,474

(1) These represent fees for professional services provided in connection with the audit of SCE's annual financial statements and internal controls over financial reporting, and reviews of SCE's quarterly financial statements.

(2) These represent fees for assurance and related services related to the performance of the audit or review of the financial statements and not reported under "Audit Fees" above.

(3) These represent fees for tax-related compliance and other tax-related services to support compliance with federal and state tax reporting and payment requirements, including tax return review and review of tax laws, regulations or case precedent.

(4) These represent fees for miscellaneous services including CSRP assessment and a CPUC required attestation report on wildfire memorandum accounts.

The SCE Audit and Finance Committee annually approves all proposed audit fees in executive session without PwC present, considering several factors, including a breakdown of the services to be provided, proposed staffing and hourly rates, and changes in SCE and industry from the prior year. The audit fees are the culmination of a process which included a comparison of the prior year's proposed fees to actual fees incurred and fee proposals for known and anticipated 2021 services in the audit, audit-related, tax and other categories. The committee's deliberations consider balancing the design of an audit scope that will achieve a high-quality audit with driving efficiencies from both SCE and PwC while compensating PwC fairly.

The SCE Audit and Finance Committee is required to, and in 2021 did, pre-approve all audit and permitted non-audit services performed by PwC to ensure these services will not impair the firm's independence.

The SCE Audit and Finance Committee has delegated to the Committee Chair the authority to pre-approve services between committee meetings, provided that any pre-approval decisions are presented to the committee at its next meeting. PwC must assure that all audit and non-audit services provided to SCE have been approved by the SCE Audit and Finance Committee.

During the fiscal year ended December 31, 2021, all services performed by PwC were pre-approved by the SCE Audit and Finance Committee, irrespective of whether the services required pre-approval under the Securities Exchange Act on 1934.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Edison International

Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."

There are restrictions on the ability of SCE to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—SCE—SCE Dividends," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." The number of common stockholders of record of Edison International was 26,144 on February 17, 2022. In addition, Edison International cannot pay dividends if it does not meet California law requirements on retained earnings and solvency.

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

Comparison of Five-Year Cumulative Total Return

	At December 31,
	2016	2017	2018	2019	2020	2021
Edison International	$100	$91	$84	$116	$101	$115
S & P 500 Index	$100	$122	$116	$153	$181	$233
Philadelphia Utility Index	$100	$113	$117	$148	$152	$180

Note: Assumes $100 invested on December 31, 2016 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.

FORM 10-K SUMMARY

None.

OTHER INFORMATION

On February 24, 2022, the Board of Directors of Edison International elected Marcy L. Reed to serve as an independent Director of Edison International, effective February 24, 2022. Ms. Reed will serve on the Board’s Audit and Finance Committee and Safety and Operations Committee.

Edison International has issued a press release announcing the election of Ms. Reed to the Board. A copy of the press release is furnished as Exhibit 99.1 to this report.

There is no arrangement or understanding between Ms. Reed and any other person pursuant to which she was elected as a Director. In connection with her service, Ms. Reed will be compensated as a non-employee Director pursuant to the Edison International and SCE Director Compensation Schedule. Ms. Reed does not have any relationship or related party transaction with Edison International that would require disclosure pursuant to Item 404(a) of Regulation S-K.

PART II, ITEM 6. Reserved.

This item no longer requires disclosure.

DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Edison International

3.1

Certificate of Restated Articles of Incorporation of Edison International, effective December 19, 2006, together with all Certificates of Determination of Preference of Preferred Stock issued since December 19, 2006

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

4.3

Form of Certificate representing Series A Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.375% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series A) filed with Exhibit 3.1 hereto

4.4

Form of Certificate representing Series B Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.00% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series B) filed with Exhibit 3.1 hereto

Southern California Edison Company

4.5	Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (File No. 1-2313, filed as Exhibit 4.2 to SCE's Form 10-K for the year ended December 31, 2010)*

4.6	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, filed as Exhibit 4.3 to SCE's Form 10-K for the year ended December 31, 2017)*

Exhibit Number	Description
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

10.5.1**	Edison International 2008 Executive Retirement Plan, as amended and restated effective December 8, 2021

10.6**	Edison International Executive Incentive Compensation Plan, as amended and restated effective January 1, 2022

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

10.8.1**	Edison International 2011 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2011)*

10.8.2**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

Exhibit Number	Description
10.8.3**	Edison International 2013 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.8.4**	Edison International 2014 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2014)*

10.8.5**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.8.6**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.8.7**	Edison International 2017 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.8.8**	Edison International 2018 Long-Term Incentives Terms and Conditions (File. No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.8.9**	Edison International 2019 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2019)*

10.8.10**	Edison International 2020 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2020)*

10.8.11**	Edison International 2021 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2021)*

10.9**	Edison International 2008 Executive Severance Plan, as amended and restated effective January 1, 2022

10.10**

Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 26, 2021 (File No. 1-9936, filed as Exhibit 10.1 to Edison International and SCE's Form 10-Q for the quarter ended September 30, 2021)*

10.11**

Edison International Director Matching Gifts Program, as revised effective January 1, 2019 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2019)*

10.12

Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.13

Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

Exhibit Number	Description
10.13.1

Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.13.2

Modification No. 1 to the Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated November 15, 2012 and filed November 21, 2012)*

10.13.3

Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties. (File No. 333-68630, filed as Exhibit 10.12 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.14**

Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended June 30, 2005)*

10.15

Second Amended and Restated Credit Agreement dated as of May 17, 2018 among Edison International, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated and filed May 18, 2018)*

10.16

Second Amended and Restated Credit Agreement dated as of May 17, 2018 among SCE, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated and filed May 18, 2018)*

10.17

Term Loan Credit Agreement, dated as of March 11, 2020, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto, and Royal Bank of Canada, as administrative agent for the lenders. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated and filed March 11, 2020)*

10.18

Term Loan Credit Agreement, dated as of March 20, 2020, among Edison International, the several banks and other financial institutions from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and Citibank, N.A., as syndication agent. (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated March 20, 2020 and filed March 24, 2020)*

10.19

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Edison International, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.20

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

Exhibit Number	Description

10.21

Commitment Increase Supplement, by and among Southern California Edison Company and the lenders named therein, and accepted by JPMorgan Chase Bank, N.A., as administrative agent and the issuing lenders named therein. (File No. 1-2313, filed as Exhibit 10.3 to Southern California Edison Company's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.22

Term Loan Credit Agreement dated as of May 10, 2021, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto and Royal Bank of Canada, as administrative agent and green loan structuring agent. ( File No. 1-2313, filed as Exhibit 10.1 to Southern California Edison Company's Form 8-K dated May 10, 2021 and filed May 11, 2021)*

21	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

99.1	Edison International Press Release, dated February 24, 2022

101.1

Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2021, filed on February 24, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2

Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2021, filed on February 24, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

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

SCHEDULES SUPPLEMENTING FINANCIAL STATEMENTS

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2021	2020
Assets:
Cash and cash equivalents	$52	$3
Other current assets	403	43
Total current assets	455	46
Investments in subsidiaries	18,924	17,706
Deferred income taxes	697	675
Other long-term assets	68	71
Total assets	$20,144	$18,498
Liabilities and equity:
Short-term debt	$—	$129
Current portion of long-term debt	700	—
Other current liabilities	583	636
Total current liabilities	1,283	765
Long-term debt	2,438	3,133
Other long-term liabilities	535	552
Total equity	15,888	14,048
Total liabilities and equity	$20,144	$18,498

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2021, 2020 and 2019

(in millions)	2021	2020	2019
Interest income from affiliates	$—	$1	$5
Operating, interest and other expenses	176	189	150
Loss before equity in earnings of subsidiaries	(176)	(188)	(145)
Equity in earnings of subsidiaries	956	851	1,385
Income before income taxes	780	663	1,240
Income tax benefit	(39)	(76)	(44)
Income from continuing operations	819	739	1,284
Preferred stock dividend requirements of Edison International	60	—	—
Net income	$759	$739	$1,284

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2021, 2020 and 2019

(in millions)	2021	2020	2019
Net income	$819	$739	$1,284
Other comprehensive income (loss), net of tax	15	—	(9)
Comprehensive income	$834	$739	$1,275

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019

(in millions)	2021	2020	2019
Net cash provided by operating activities	$817	$1,171	$181
Cash flows from financing activities:
Long-term debt issued	—	400	1,399
Long-term debt issuance costs	—	(3)	(9)
Long-term debt repaid	—	(400)	—
Short-term debt issued	—	800	1,000
Short-term debt repaid	—	(800)	(1,000)
Common stock issued	32	912	2,391
Preferred stock issued	1,977	—	—
Payable due to affiliates	(13)	135	5
Commercial paper (repayments) borrowing, net	(130)	129	(1)
Payments for stock-based compensation	(3)	(3)	(27)
Receipts for stock-based compensation	31	21	39
Common stock dividends paid	(988)	(928)	(810)
Preferred stock dividends paid	(35)	—	—
Net cash provided by financing activities	871	263	2,987
Capital contributions to affiliate	(1,639)	(1,446)	(3,258)
Dividends from affiliate	—	—	8
Net cash used in investing activities:	(1,639)	(1,446)	(3,250)
Net increase (decrease) in cash and cash equivalents	49	(12)	(82)
Cash and cash equivalents, beginning of year	3	15	97
Cash and cash equivalents, end of year	$52	$3	$15

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

Dividends Received

Edison International Parent received cash dividends from SCE of $975 million, $1.3 billion and $400 million in 2021, 2020 and 2019, respectively.

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

Effective January 1, 2020, the common equity component of SCE's CPUC authorized capital structure was increased from 48% to 52% on a weighted average basis over the January 1, 2020 to December 31, 2022 compliance period. Certain amounts, including the impact of SCE's contributions to the Wildfire Insurance Fund under AB 1054, are excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

The CPUC authorized capital structure differs from the capital structure calculated based on GAAP due to certain exclusions allowed by CPUC. In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. The temporary exclusion will lapse on May 7, 2022 and SCE anticipates filing another application for waiver of compliance with its equity ratio requirement in April 2022. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement while the waiver application is pending resolution. While the exclusion is in place, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Note 2. Debt and Equity Financing

Long-Term Debt

At December 31, 2021 and 2020, Edison International Parent had $400 million of 2.40% senior notes and $300 million of 3.125% senior notes due in 2022, $400 million of 2.95% senior notes due in 2023, $500 million of 3.55% senior notes due in 2024, $400 million of 4.95% senior notes due in 2025, $600 million of 5.75% senior notes due in 2027 and $550 million of 4.125% senior notes due in 2028.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facility at December 31, 2021:

(in millions)
Commitment	$1,500
Outstanding borrowings	—
Amount available	$1,500

In April 2021, Edison International Parent amended its revolving credit facilities to extend the termination date to May 2025 and implement the transition from LIBOR to SOFR. The aggregate maximum principal amount under the Edison International Parent revolving credit facilities may be increased up to $2.0 billion, provided that additional lender commitments are obtained.

The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.70 to 1. At December 31, 2021, Edison International's consolidated debt to total capitalization ratio was 0.61 to 1.

Equity

Edison International did not issue any shares during the three and twelve months ended December 31, 2021 through its "at-the-market" ("ATM") program established in May 2019. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $1.5 billion. As of December 31, 2021, shares of common stock having an aggregate offering price of $1.3 billion remained available to be sold under the ATM program. Edison International has no obligation to sell the remaining available shares.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the twelve months ended December 31, 2021, 522,400 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $30 million, 629,092 shares of common stock were issued as stock compensation awards for net cash receipts of $25 million and 293,031 shares of new common stock were issued in lieu of distributing $17 million to shareholders opting to receive dividend payments in the form of additional common stock. Starting July 2021, the 401(k) defined contribution savings plan no longer offers Edison International's stock as an investment option to employees. Subsequent to the change, stock issued through the 401(k) defined contribution savings plan were dividend payments made in the form of additional common stock.

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

Preferred Stock Issuance

In 2021, Edison International issued 1,250,000 shares of 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A, and 750,000 shares of its 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B, each with a liquidation value of $1,000 per share. The dividends are payable on a semi-annual basis, commencing September 15, 2021 and March 15, 2022, respectively. The dividend rate will be reset every five years beginning on March 15, 2026 and March 15, 2027, respectively, to equal the then-current five-year U.S. Treasury rate plus a spread of 4.698% and 3.901%, respectively The net proceeds of $2.0 billion were used to repay commercial paper borrowings and for general corporate purposes, including making a total of $900 million equity contribution to SCE.

Note 3. Related-Party Transactions

Edison International's Parent expense from services provided by SCE was $2 million in 2021, $2 million in 2020 and $2 million in 2019. Edison International Parent's interest expense from loans due to affiliates was $5 million in 2021, $4 million in 2020 and $5 million in 2019. Edison International Parent had current related-party receivables of $361 million and $43 million and current related-party payables of $211 million and $323 million at December 31, 2021 and 2020, respectively. Edison International Parent had long-term related-party receivables of $52 million and $68 million at December 31, 2021 and 2020, respectively, and long-term related-party payables of $227 million and $219 million at December 31, 2021 and 2020, respectively.

Note 4. Contingencies

For a discussion of material contingencies see "Notes to Consolidated Financial Statements—Note 8. Income Taxes" and "—Note 12. Commitments and Contingencies."

EDISON INTERNATIONAL

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Charged to				Balance at
	Beginning of	Costs and		Other				End of
(in millions)	Period	Expenses		Accounts		Deductions		Period
For the Year ended December 31, 2021
Allowance for uncollectible accounts
Customers	$175	$33		$91		$6		$293
All others	13	11		—		8		16
Total allowance for uncollectible amounts	$188	$44		$91	[b]	$14	[a]	$309
Tax valuation allowance	$35	$9	[c]	$—		$—		$44

For the Year ended December 31, 2020
Allowance for uncollectible accounts
Customers	$35	$36		$120		$16		$175
All others	14	10		—		11		13
Total allowance for uncollectible amounts	$49	$46		$120	[b]	$27	[a]	$188
Tax valuation allowance	$35	$—		$—		$—		$35

For the Year ended December 31, 2019
Allowance for uncollectible accounts
Customers	$31	$22		$—		$18		$35
All others	20	10		—		16		14
Total allowance for uncollectible amounts	$51	$32		$—		$34	[a]	$49
Tax valuation allowance	$36	$—		$—		$1		$35
a.	Accounts written off, net.
b.	Amounts are deferred to regulatory assets.
c.	During 2021, Edison International recorded additional valuation allowance of $3 million for non-California state net operating loss carryforwards and $6 million for federal and California charitable contributions carryover from 2017.

SOUTHERN CALIFORNIA EDISON COMPANY

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to		Charged to				Balance at
	Beginning of	Costs and		Other				End of
(in millions)	Period	Expenses		Accounts		Deductions		Period
For the Year ended December 31, 2021
Allowance for uncollectible accounts
Customers	$175	$33		$91		$6		$293
All others	13	11		—		8		16
Total allowance for uncollectible accounts	$188	$44		$91	[b]	$14	[a]	$309
Tax valuation allowance	$—	$6	[c]	$—		$—		$6

For the Year ended December 31, 2020
Allowance for uncollectible accounts
Customers	$35	$36		$120		$16		$175
All others	14	10		—		11		13
Total allowance for uncollectible accounts	$49	$46		$120	[b]	$27	[a]	$188

For the Year ended December 31, 2019
Allowance for uncollectible accounts
Customers	$31	$22		$—		$18		$35
All others	20	10		—		16		14
Total allowance for uncollectible accounts	$51	$32		$—		$34	[a]	$49
a.	Accounts written off, net.
b.	Amounts are deferred to regulatory assets.
c.	Valuation allowance for SCE includes $6 million for federal and California charitable contribution carryover from 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY
By:	/s/ Aaron D. Moss	By:	/s/ Kate Sturgess
Aaron D. Moss Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 24, 2022	Date:	February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title
A. Principal Executive Officers
Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)
Steven D. Powell*	President and Chief Executive Officer and Director (Southern California Edison Company)
B. Principal Financial Officers
Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)
William M. Petmecky III*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)
C. Principal Accounting Officers
/s/ Aaron D. Moss	Vice President and Controller (Edison International)
Aaron D. Moss
/s/ Kate Sturgess	Vice President and Controller (Southern California Edison Company)
Kate Sturgess
D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)
Jeanne Beliveau-Dunn*	Director
Michael C. Camuñez*	Director
Vanessa C.L. Chang*	Director
James T. Morris*	Director
Timothy T. O'Toole*	Director
Pedro J. Pizarro*	Director
Steven D. Powell (SCE only)*	Director
Carey A. Smith*	Director
Linda G. Stuntz*	Director
William P. Sullivan*	Chair of the Edison International Board and Director
Peter J. Taylor*	Director
Keith Trent*	Director

*By:	/s/ Aaron D. Moss	*By:	/s/ Kate Sturgess
	Aaron D. Moss Vice President and Controller (Attorney-in-fact for EIX Directors and Officers)		Kate Sturgess Vice President and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 24, 2022	Date:	February 24, 2022