Form 10-Q
period 2022-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2022-05-03
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of April 26, 2022:
Edison International	381,200,257 Shares
Southern California Edison Company	434,888,104 Shares

i

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2021 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2021
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE will exclude from the equity portion of SCE's rate base as required under AB 1054
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

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2021 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2021 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE post or provide direct links to (i) certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings in a section titled "SCE Regulatory Highlights," (ii) certain documents and information related to Southern California wildfires which may be of interest to investors in a section titled "Southern California Wildfires," and (iii) presentations, documents and information that may be of interest to investors in a section titled "Presentations and Updates" at www.edisoninvestor.com in order to publicly disseminate such information. The reports, presentations, documents and information contained on, or connected to, the Edison investor website are not deemed part of, and are not incorporated by reference into, this report.

The MD&A for the three months ended March 31, 2022 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2021 and as compared to the three months ended March 31, 2021. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2021 (the "2021 MD&A"), which was included in the 2021 Form 10-K.

Except when otherwise stated, references to each of Edison International or SCE mean each such company with its subsidiaries on a consolidated basis. References to "Edison International Parent and Other" mean Edison International Parent and its subsidiaries other than SCE and its subsidiaries and "Edison International Parent" mean Edison International on a stand-alone basis, not consolidated with its subsidiaries. Unless otherwise described, all the information contained in this report relates to both filers.

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

	Three months ended
	March 31,
(in millions)	2022	2021	Change
Net income (loss) attributable to Edison International
SCE	$147	$296	$(149)
Edison International Parent and Other	(63)	(37)	(26)
Edison International	84	259	(175)
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(285)	(4)	(281)
Wildfire Insurance Fund expense	(38)	(38)	—
Total non-core items	(323)	(42)	(281)
Core earnings (losses)
SCE	470	338	132
Edison International Parent and Other	(63)	(37)	(26)
Edison International	$407	$301	$106

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

Edison International's first quarter 2022 earnings decreased $175 million from the first quarter of 2021, resulting from a decrease in SCE's earnings of $149 million and an increase in Edison International Parent and Other's losses of $26 million. SCE's lower net income consisted of $281 million of higher non-core losses and $132 million of higher core earnings.

The increase in SCE's core earnings was primarily due to the adoption of the 2021 GRC final decision in the third quarter of 2021, partially offset by interest expense from increased borrowings.

The increase in Edison International Parent and Other's core losses was primarily due to higher preferred dividends.

Consolidated non-core items for the three months ended March 31, 2022 and 2021 primarily included:

●	Charges of $396 million ($285 million after-tax) recorded in 2022 and $5 million ($4 million after-tax) recorded in 2021 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of expected recoveries from FERC customers. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $53 million ($38 million after-tax) recorded in both 2022 and 2021 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.

See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.

Cost of Capital Applications

As discussed in the 2021 Form 10-K, in August 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for 2022 and to reset the related annual cost of capital mechanism that can adjust authorized cost of capital between SCE's cost of capital proceedings based on changes in Moody's utility bond rate index (see "Business—SCE—Overview of Ratemaking Process" in the 2021 Form 10-K for further information on the adjustment mechanism). In December 2021, the CPUC set an initial phase for the proceeding to determine whether extraordinary circumstances warrant a departure from the cost of capital mechanism for 2022 and, if so, whether the CPUC should leave the cost of capital components at pre-2022 levels for the year 2022 or open a second phase to consider alternative proposals. The outcome of the proceeding is uncertain. In the absence of a decision SCE is currently recording revenue using the pre-2022 cost of capital, subject to refund. If the CPUC ultimately finds that the cost of capital mechanism adjustment should have been implemented effective January 1, 2022, revenue recorded in the first quarter would be reduced by approximately $43 million.

On April 20, 2022, SCE filed its application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term beginning in 2023 and to reset the related annual cost of capital adjustment mechanism. In its application, SCE seeks a return on common equity (ROE) of 10.53% (compared to its last authorized ROE of 10.30%), a cost of long-term debt of 4.27%, and a cost of preferred equity of 5.72%. SCE also seeks to maintain its current authorized capital structure, after CPUC-allowed exclusions, of 52% common equity, 43% long-term debt, and 5% preferred equity. Based on the capital structure and cost factors discussed above, SCE's weighted average return on rate base would be 7.60% for 2023. Additionally SCE has proposed that memorandum and balancing accounts required to be amortized over periods of greater than twelve months should accrue carrying charges at SCE's weighted average cost of capital rather than commercial paper interest rates, which are only applicable to short-term borrowing. If approved, based on SCE's 2021 GRC, including the post-test year ratemaking mechanism, this application would increase SCE's revenue requirements for 2023 by approximately $13 million compared to the cost of capital currently in rates.

Capital Program

Total capital expenditures (including accruals) were $1.3 billion and $1.1 billion for the first three months ended March 31, 2022 and 2021, respectively.

SCE's capital expenditure forecast reflects planned CPUC-jurisdictional spending including WCCP and other programs outlined in SCE's WMP that are above amounts authorized in the 2021 GRC, CPUC-approved utility owned storage expenditures and planned FERC capital expenditures.

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

SCE's 2022 – 2023 forecast for major capital expenditures is set forth in the table below:

			Total
(in billions)	2022	2023	2022 – 2023
Traditional capital expenditures
Distribution[1]	$4.5	$3.7	$8.2
Transmission	0.5	0.6	1.1
Generation	0.1	0.2	0.3
Subtotal	5.1	4.5	9.6
Wildfire mitigation-related capital expenditures	1.1	1.1	2.2
Total capital expenditures	$6.2	$5.6	$11.8
Total capital expenditures using range case discussed above	$6.0	$5.2	$11.2
1	Includes forecast expenditures for utility owned storage described below.

SCE expects to make additional CPUC capital expenditures, the recovery of which will be subject to future regulatory approval. This includes expenditures from track 4 of the 2021 GRC, the 2025 GRC and non-GRC programs including the Building Electrification Program. These capital expenditures and expected FERC capital expenditures, excluded from the table above, are expected to be in a range of approximately $10.4 billion to $12.5 billion between 2024 and 2025.

In October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory with an aggregate capacity of 537.5 MW and an in-service date of August 1, 2022. In April 2022, SCE received a force majeure event notice from Ameresco in which Ameresco asserts that both manufacturing delays related to COVID-19 shut-downs in China and new shipping restrictions imposed by Chinese governmental authorities are currently impacting the supply of batteries from China necessary for timely completion of the projects. SCE is evaluating the force majeure event notice. If there is a valid force majeure event under the contracts with Ameresco, subject to certain conditions, the project schedule and any related trigger of liquidated damages may be extended and the contract price may be increased to account for the impact of the force majeure event. Ameresco has advised SCE that, subject to the ongoing impact of the events asserted in the force majeure notice, up to 300 MW of capacity could be in-service in August 2022. SCE currently expects these storage projects to result in $1.0 billion of capital expenditures. In December 2021, the CPUC approved recovery of these expenditures and establishment of a balancing account for the associated revenue requirement, which have been reflected in rates beginning in the first quarter of 2022. Authorized revenue requirements will be included in the annual ERRA review proceeding and can only be disallowed upon a finding that SCE failed to prudently administer the contracts.

Reflected below is SCE's weighted average annual rate base for 2022 – 2023 incorporating authorized CPUC-jurisdictional expenditures including utility owned storage, planned FERC capital expenditures, and planned non-GRC projects or programs.

(in billions)	2022	2023
Rate base for expected capital expenditures	$38.7	$42.1
Rate base for expected capital expenditures using range case discussed above	$38.5	$41.5

Including programs outlined in SCE's WMP subject to future cost recovery proceedings, rate base associated with wildfire restoration capital expenditures subject to future CEMA applications, and planned expenditures from track 4 of the 2021 GRC and the 2025 GRC, SCE's weighted average annual rate base is expected to be between $43.4 billion and $44.8 billion in 2024 and between $46.6 billion and $49.4 billion in 2025.

Southern California Wildfires and Mudslides

As discussed in the 2021 Form 10-K, multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. As of March 31, 2022, in addition to the Local Public Entity Settlement, the TKM Subrogation Settlement and the Woolsey Subrogation Settlement, SCE had entered into settlements with approximately 7,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In addition, while SCE and the SED executed the SED Agreement in October 2021, SCE's obligations under the SED Agreement will only commence after CPUC approval of the SED Agreement is final and non-appealable. Based on information available to SCE and consideration of the risks associated with litigation, Edison International and SCE expect to incur a material loss in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. As a result of management's first quarter 2022 review, including a review of large damage claims presented by a small number of plaintiffs and new lawsuits filed in the Woolsey Fire litigation, a $416 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of March 31, 2022 was recorded. As a result, Edison International and SCE also recorded expected recoveries through FERC electric rates of $26 million against the charge, and the resulting net charge to earnings was $390 million ($281 million after-tax).

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed, particularly with respect to plaintiffs in the Woolsey litigation, as milestones in the litigation are met. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements through the ongoing claims mediation processes, uncertainties related to the litigation processes, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

Through March 31, 2022, Edison International and SCE have recorded total pre-tax charges of $7.9 billion, expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $326 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through March 31, 2022 have been $4.0 billion.

As of March 31, 2022, SCE had paid $6.4 billion under executed settlements and had $137 million to be paid under executed settlements related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had recovered $2.0 billion through insurance and approximately $170 million through FERC-jurisdictional electric rates.

After giving effect to all payment obligations under settlements entered into through March 31, 2022, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events and for the SED Agreement was $1.3 billion. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $155 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek rate recovery of prudently-incurred, actual losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for CPUC-jurisdictional rate recovery of the $375 million of SED Excluded Losses if the CPUC's approval of the SED Agreement becomes final and non-appealable. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of approximately $5.2 billion by filing multiple future applications with the CPUC, the first of which SCE anticipates filing in 2023. These filings may be delayed if proceedings related to the

2017/2018 Wildfire/Mudslide Events do not progress as anticipated. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.

For further information, see "Business— Southern California Wildfires," "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054" in the 2021 Form 10-K and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended March 31, 2022 versus March 31, 2021

	Three months ended March 31, 2022			Three months ended March 31, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,267	$1,694	$3,961	$1,767	$1,186	$2,953
Purchased power and fuel	—	1,037	1,037	—	1,013	1,013
Operation and maintenance	790	676	1,466	618	206	824
Wildfire-related claims, net of insurance recoveries	425	—	425	3	—	3
Wildfire Insurance Fund expense	53	—	53	53	—	53
Depreciation and amortization	579	4	583	524	—	524
Property and other taxes	116	8	124	124	1	125
Other operating income	(2)	—	(2)	—	—	—
Total operating expenses	1,961	1,725	3,686	1,322	1,220	2,542
Operating income (loss)	306	(31)	275	445	(34)	411
Interest expense	(210)	(3)	(213)	(184)	—	(184)
Other income	37	34	71	38	34	72
Income before taxes	133	—	133	299	—	299
Income tax benefit	(40)	—	(40)	(24)	—	(24)
Net income	173	—	173	323	—	323
Less: Preferred and preference stock dividend requirements	26	—	26	27	—	27
Net income available for common stock	$147	$—	$147	$296	$—	$296
Net income available for common stock			$147			$296
Less: Non-core expense			(323)			(42)
Core earnings[1]			$470			$338
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $500 million primarily due to the following:
●	An increase of CPUC-related revenue of approximately $180 million from the implementation of the 2021 GRC final decision and the escalation mechanism set forth in the 2021 GRC decision. SCE's results of operations for the three months ended March 31, 2021 were based on the 2020 authorized revenue. SCE received the final 2021 GRC decision in the third quarter of 2021 and the authorized revenue attributable to first quarter of 2021 but recorded subsequently in 2021 was approximately $87 million.
●	SCE also recognized $401 million of revenue for wildfire-related and drought restoration expenses that had been deferred in 2021 and were authorized for recovery in the GRC track 2 in January 2022 ($241 million included in earnings activities, $160 million included in cost-recovery activities). See "Liquidity and Capital Resource—Regulatory Proceedings—2021 General Rate Case" in the 2021 MD&A for more information.
●	An increase of other CPUC-related revenue of $33 million primarily related to tax balancing account activities (offset in income tax below).
●	An increase in FERC-related revenue and other operating revenue of $46 million primarily due to $26 million of expected recoveries from customers for the FERC portion of wildfire-related claims (see "Management Overview—

Southern California Wildfires and Mudslides") and rate base growth including the completion of the West of Devers project in May 2021.
●	Higher operation and maintenance costs of $172 million primarily due to the following:
●	Higher expenses of $241 million subject to balancing account treatment including the approval in the GRC track 2 to recover wildfire-related and drought restoration expenses that had been deferred as regulatory assets in 2021 (offset in revenue above).
●	Higher other expenses of $55 million including inspections and preventive maintenance, higher power plant maintenance costs and higher emergency management costs.
●	Partially offset by lower expenses of $124 million related to 2021 wildfire insurance and vegetation management costs, which were reported in earnings activities prior to the establishment of balancing accounts approved in the 2021 GRC decision. 2022 costs related to wildfire insurance and vegetation management are reported below in Cost Recovery Activities.
●	Higher wildfire-related claims and expenses primarily due to a $416 million change in estimated losses related to wildfire claims from the 2017/2018 Wildfire/Mudslide Events in 2022.
●	Higher depreciation and amortization expense of $55 million primarily due to increased plant balances in 2022 and the change in depreciation rates from the adoption of the 2021 GRC final decision.
●	Higher interest expense of $26 million primarily due to increased borrowings.
●	See "Income Taxes" below for the explanation of $16 million increase in income tax benefit.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $24 million primarily due to higher net realized loss on gas hedging activities related to lower gas prices and lower CAISO congestion revenue right credits and settlement credits, partially offset by lower power prices.
●	Higher operation and maintenance costs of $470 million primarily due to:
●	Expenses of $195 million in 2022 related to wildfire insurance and vegetation management costs which were reported in cost recovery activities due to the balancing accounts approved in the 2021 GRC decision. 2021 costs related to wildfire insurance and vegetation management are reported above in Earnings Activities.
●	Authorization to recover $160 million of wildfire-related and drought restoration expenses that had been deferred in 2021 in the GRC track 2. See "—Earnings Activities" above.
●	Higher uncollectible expenses of $114 million primarily due to authorization to recover 2020 and 2021 costs that had been deferred as regulatory assets through the residential uncollectibles balancing account.
●	Higher property and other taxes of $7 million due to recovery of property taxes associated with AB 1054 Excluded Capital Expenditures financed through securitization.

Supplemental Operating Revenue Information

SCE's retail billed and unbilled revenue (excluding wholesale sales) was $3.6 billion and $2.7 billion for the three months ended March 31, 2022 and 2021, respectively.

The increase for the three months ended March 31, 2022 compared to the same period in 2021 is primarily due to the authorization to recover costs related to wildfire-related and drought restoration expenses that had been deferred in 2021 in the GRC track 2, higher CPUC revenue as well as higher cost -recovery activities as part of the 2021 GRC implementation through various balancing accounts and higher FERC revenue due to expected recoveries for the FERC portion of wildfire-related claims. See "—Earnings Activities" and "—Cost-Recovery Activities" for further details.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.

Income Taxes

SCE's income tax benefit increased by $16 million for the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to lower pre-tax income and lower incremental flow-through tax benefits.

SCE's effective tax rates were (30.1)% and (8.0)% for the three months ended March 31, 2022 and 2021, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to the CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable as segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2022	2021
Edison Energy Group and subsidiaries	$(5)	$(3)
Corporate expenses and other subsidiaries	(32)	(30)
Edison International Parent and Other net loss	$(37)	$(33)
Preferred stock dividend requirement	26	4
Edison International Parent and Other net loss attributable to common stock	$(63)	$(37)

The net loss attributable to common stock from operations of Edison International Parent and Other increased $26 million for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to higher preferred dividend expense as a result of Edison International's preferred equity issuances in 2021.

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

In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market financings, refinancing of existing debt, and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facilities to fund cash requirements. SCE expects to issue bonds to finance or refinance eligible sustainable projects. For further information about eligible sustainable projects, see "Liquidity and Capital Resources—SCE" in the 2021 MD&A. SCE also expects to issue additional debt for general corporate purposes and to finance payments for future resolutions of claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE has invested all $1.6 billion of the required AB 1054 Excluded Capital Expenditures. To finance these expenditures, SCE issued securitized bonds in the amounts of $338 million in February 2021 and $533 million in February 2022. SCE expects to securitize the remaining balance of AB 1054 Excluded Capital Expenditures based on the timing of the CPUC approval of those expenditures and related financing costs in SCE's 2021 GRC track 3 proceeding. For further information, see "—Regulatory Proceedings—Wildfire Related Regulatory Proceedings." SCE used the proceeds of the February 2022 securitized bonds to partially repay a $1.2 billion term loan due in May 2022 and expects to extend the remaining balance of $730 million as necessary prior to full settlement from the proceeds of future securitized bonds.

SCE's credit ratings may be affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. Incremental collateral requirements for power procurement contracts and environmental remediation obligations would result from a potential downgrade of SCE's credit rating to below investment grade. For further details, see "—Margin and Collateral Deposits."

Available Liquidity

At March 31, 2022, SCE had cash on hand of $119 million.

At March 31, 2022, SCE had approximately $2.9 billion available under its $3.4 billion revolving credit facility. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." At March 31, 2022, SCE had $295 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.82%.

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At March 31, 2022, SCE's debt to total capitalization ratio was 0.55 to 1.

At March 31, 2022, SCE was in compliance with all financial covenants that affect access to capital.

Regulatory Proceedings

Wildfire Related Regulatory Proceedings

2021 General Rate Case Wildfire Mitigation Memorandum Account Balances

In March 2021, SCE made its 2021 GRC track 3 filing with the CPUC. In its filing, SCE requested reasonableness review of approximately $1.2 billion of wildfire mitigation costs incurred prior to 2021, consisting of $497 million of incremental operation and maintenance expenses and other costs, and $679 million of incremental capital expenditures. In March 2022, a CPUC order extended the statutory deadline for issuing a proposed decision in the proceeding to the third quarter of 2022.

2020 Emergency Wildfire Restoration

Multiple wildfires occurred during 2020 which caused damage within SCE's service territory and to SCE's Big Creek hydroelectric facility.

In March 2022, SCE filed a CEMA application requesting recovery of $207 million of operation and maintenance expenses incremental to authorized revenue requirements and $312 million of capital expenditures incremental to amounts authorized in the 2021 GRC primarily related to these restoration efforts. SCE has not yet filed for recovery of generation restoration costs, as repairs to hydroelectric generation facilities are not complete.

SCE Dividends

As discussed in the 2021 Form 10-K, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders. The CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude, until May 7, 2022, from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. In April 2022, SCE filed an application to extend the waiver of compliance with its equity ratio requirement and the permitted exclusion. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement while the waiver application is pending resolution.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at March 31, 2022 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2022, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

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

(in millions)
Collateral posted as of March 31, 2022[1]	$208
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	29
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movement[3]	15
Posted and potential collateral requirements	$252
[1]	Net collateral provided to counterparties and other brokers consisted of $208 million in letters of credit and surety bonds.
[2]

Represents potential collateral requirements for accounts payable and market-to-market valuation at March 31, 2022. Requirement varies throughout the period and is generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2022 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

Edison International Parent and Other

In the next 12 months, Edison International expects to fund its net cash requirements through cash on hand, dividends from SCE, and capital market and bank financings. Edison International may finance its ongoing cash requirements, including dividends, working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with short-term or other financings, subject to availability in the bank and capital markets.

At March 31, 2022, Edison International Parent had cash on hand of $64 million.

At March 31, 2022 Edison International Parent did not have any outstanding commercial paper supported by the $1.5 billion revolving credit facility. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained.

In April 2022, Edison International Parent borrowed $600 million under a term loan agreement due in April 2023. For further information see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

In 2022, Edison International expects to issue securities containing $300 to $400 million of equity content to support SCE's capital investment needs and SCE maintaining the common equity component of its capital structure, after CPUC allowed exclusions, at 52% on a weighted average basis over the Capital Structure Compliance Period. For further information, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the 2021 MD&A.

Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. Prior to declaring dividends, Edison International's Board of Directors evaluates available information to ensure that the California law requirements for the declarations are met. For information on the California law requirements on the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the 2021 MD&A. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.

Edison International's ability to declare and pay common dividends may be restricted under the terms of the Series A and Series B Preferred Stock. For further information see "Notes to Consolidated Financial Statements—Note 14. Equity" in the 2021 Form 10-K.

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At March 31, 2022, Edison International's consolidated debt to total capitalization ratio was 0.61 to 1.

At March 31, 2022, Edison International Parent was in compliance with all financial covenants that affect access to capital.

Edison International Parent's credit ratings may be affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.

Historical Cash Flows

SCE

	Three months ended March 31,
(in millions)	2022	2021
Net cash provided by operating activities	$827	$48
Net cash provided by financing activities	171	1,204
Net cash used in investing activities	(1,159)	(1,282)
Net decrease in cash, cash equivalents and restricted cash	$(161)	$(30)

Net Cash Provided by Operating Activities

The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the three months ended March 31, 2022 and 2021.

	Three months ended March 31,		Change in cash flows
(in millions)	2022	2021	2022/2021
Net income	$173	$323
Non-cash items[1]	611	541
Subtotal	784	864	$(80)
Changes in cash flow resulting from working capital[2]	78	(138)	216
Regulatory assets and liabilities	259	(70)	329
Wildfire related claims[3]	(196)	(618)	422
Other noncurrent assets and liabilities[4]	(98)	10	(108)
Net cash provided by operating activities	$827	$48	$779
1	Non-cash items include depreciation and amortization, allowance for equity during construction, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, prepaid expenses, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.
3	Amounts related to payments for 2017/2018 Wildfire/Mudslide Events of $717 million and $620 million, for 2022 and 2021, respectively. Amount in 2022 partially offset by an increase in estimated losses of $521 million, including $416 million related to 2017/2018 Wildfire/Mudslide Events.
4	Includes changes in wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

Net cash provided by operating activities was impacted by the following:

Net income and non-cash items decreased in 2022 by $80 million primarily due to higher charges for wildfire-related claims, net of insurance recoveries, and interest expense from increased borrowings, partially offset by higher earnings due to the adoption of the 2021 GRC final decision in the third quarter of 2021.

Net cash inflow (outflow) for working capital was $78 million and $(138) million during the three months ended March 31, 2022 and 2021, respectively. Net cash inflow for working capital in 2022 is primarily due to a net decrease in customer receivables and unbilled revenue of $161 million (mainly due to $185 million of CAPP funds received in January 2022), and net decrease in prepaid insurance of $88 million, partially offset by decrease in payables of $166 million. Net cash outflow for working capital in 2021 is primarily due to a net increase in unbilled revenue and customer receivables of $108 million and decrease in payables of $115 million.

Net cash provided by (used in) regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $259 million and $(70) million during the three months ended March 31, 2022 and 2021, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2022

●	Net undercollections of BRRBA increased by $511 million primarily due to $401 million of expense authorized under GRC track 2 for collection in customer rates starting March 2022 over a 36-month period, and current year undercollections due to actual billed prices lower than forecast due to timing, partially offset by recovery of prior year undercollections, including 2021 GRC authorized additional revenue requirement for the first nine months of 2021 to be collected over a 27-month period starting October 2021.
●	Undercollections decreased by $371 million related to wildfire risk mitigation memorandum and balancing accounts as a result of approval to recover costs in GRC track 2, which was transferred to BRRBA for recovery as mentioned above, partially offset by additional wildfire risk mitigation costs incurred.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account ("NSGBA") decreased by $72 million primarily due to recovery of prior PABA and NSGBA undercollections, partially offset by current year undercollections due to delay in rate change and higher market exposure.
●	Increased overcollections of $221 million for the public purpose and energy efficiency programs as a result of lower program spending due to timing.
●	Increase in overcollection of $144 million for excess California Department of Water Resources ("DWR") bond and power charges to be refunded to customers over a 12-month period beginning in June 2022.

2021

●	Net undercollections of BRRBA were $662 million and $622 million at March 31, 2021 and December 31, 2020, respectively. Net undercollections increased by $40 million primarily due to current year undercollections due to lower sales volume partially offset by recovery of prior year undercollections, including WEMA and GS&RP to be collected over a two-year and one-year period, respectively, starting October 2020.
●	Undercollections of $38 million were related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs

●	Undercollections of $36 million were related to service restoration and damage repair costs that were tracked in CEMA accounts, primarily due to wildfire events incurred in 2018, 2019 and 2020.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account decreased by $100 million primarily due to recovery of prior PABA and NSGBA undercollections, overcollection due to higher than expected load, partially offset by undercollections due to higher open market exposure and higher gas and power price driven by extreme winter conditions in large part of the United States in February 2021.
●Net undercollections of $40 million were related to COVID-19-related memorandum and balancing accounts.

Cash flows (used in) provided by other noncurrent assets and liabilities were primarily related to increase in wildfire insurance receivables of $(96) million in 2022 and recoveries of $43 million in 2021. Cash flow for other noncurrent assets and liabilities also includes payments of decommissioning costs ($35 million in 2022 and $61 million in 2021, respectively), partially offset by SCE's net earnings from nuclear decommissioning trust investments ($19 million in 2022 and $23 million in 2021, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the three months ended March 31, 2022 and 2021. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Three months ended March 31,
(in millions)	2022	2021
Issuances of long-term debt, including premium/discount and net of issuance costs	$1,713	$1,223
Long-term debt repaid or repurchased	(365)	(490)
Short-term debt repaid, net of borrowing	(518)	(22)
Commercial paper repaid, net of borrowing	(306)	(51)
Capital contributions from Edison International Parent	—	900
Payment of common stock dividends to Edison International	(325)	(325)
Payment of preference stock dividends	(32)	(32)
Other	4	1
Net cash provided by financing activities	$171	$1,204

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($1.2 billion and $1.4 billion for the three months ended March 31, 2022 and 2021, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $34 million and $52 million during the three months ended March 31, 2022 and 2021, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2022	2021
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$19	$23
SCE's decommissioning costs	(35)	(61)
Net cash provided by investing activities:
Proceeds from sale of investments	867	1,270
Purchases of investments	(833)	(1,218)
Net cash impact	$18	$14

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($35 million and $61 million in 2022 and 2021, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($53 million and $75 million in 2022 and 2021, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Three months ended March 31,
(in millions)	2022	2021
Net cash (used in) provided by operating activities	$(35)	$24
Net cash provided by financing activities	34	307
Net cash provided by investing activities	2	—
Net increase in cash and cash equivalents	$1	$331

Net Cash (Used in) Provided by Operating Activities

Net cash (used in) provided by operating activities was impacted by the following:

●	$35 million and $39 million cash outflow from operating activities in 2022 and 2021, respectively, primarily due to payments relating to interest and operating costs.
●	$63 million cash inflow from wildfire insurance recovery received from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International in 2021.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Three months ended March 31,
(in millions)	2022	2021
Dividends paid to Edison International common shareholders	$(262)	$(247)
Dividends paid to Edison International preferred shareholders	(46)	—
Dividends received from SCE	325	325
Capital contributions to SCE	—	(900)
Issuance of common stock	4	15
Issuance of preferred stock, net of issuance costs	—	1,237
Commercial paper financing, net	—	(129)
Other	13	6
Net cash provided by financing activities	$34	$307

Contingencies

Edison International's and SCE's contingencies are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."

MARKET RISK EXPOSURES

Edison International's and SCE's primary market risks are described in the 2021 Form 10-K. For further discussion of market risk exposures, including commodity price risk, credit risk, and interest rate risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."

Commodity Price Risk

SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $63 million and $44 million on SCE's consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of set-off. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At March 31, 2022, SCE's power and gas trading counterparty credit risk exposure was $69 million, all of which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lower of a counterparty's S&P or Moody's rating.

For more information related to credit risks, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the 2021 MD&A.

NEW ACCOUNTING GUIDANCE

New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

(This page has been left blank intentionally.)

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended
	March 31,
(in millions, except per-share amounts, unaudited)	2022	2021
Total operating revenue	$3,968	$2,960
Purchased power and fuel	1,037	1,013
Operation and maintenance	1,487	841
Wildfire-related claims, net of insurance recoveries	425	3
Wildfire Insurance Fund expense	53	53
Depreciation and amortization	583	525
Property and other taxes	126	126
Other operating income	(2)	—
Total operating expenses	3,709	2,561
Operating income	259	399
Interest expense	(246)	(217)
Other income	68	72
Income before income taxes	81	254
Income tax benefit	(55)	(36)
Net income	136	290
Preference stock dividend requirements of SCE	26	27
Preferred stock dividend requirement of Edison International	26	4
Net income attributable to Edison International common shareholders	$84	$259
Basic earnings per share:
Weighted average shares of common stock outstanding	381	379
Basic earnings per common share attributable to Edison International common shareholders	$0.22	$0.68
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	382	380
Diluted earnings per common share attributable to Edison International common shareholders	$0.22	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended
	March 31,
(in millions, unaudited)	2022	2021
Net income	$136	$290
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	2	2
Other comprehensive income, net of tax	2	2
Comprehensive income	138	292
Less: Comprehensive income attributable to noncontrolling interests	26	27
Comprehensive income attributable to Edison International	$112	$265

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	March 31,	December 31,
(in millions, unaudited)	2022	2021
ASSETS
Cash and cash equivalents	$231	$390
Receivables, less allowances of $255 and $193 for uncollectible accounts at respective dates	1,312	1,398
Accrued unbilled revenue	743	794
Inventory	434	420
Prepaid expenses	258	258
Regulatory assets	1,961	1,778
Wildfire Insurance Fund contributions	204	204
Other current assets	130	249
Total current assets	5,273	5,491
Nuclear decommissioning trusts	4,527	4,870
Marketable securities	10	12
Other investments	44	39
Total investments	4,581	4,921
Utility property, plant and equipment, less accumulated depreciation and amortization of $11,650 and $11,407 at respective dates	50,793	50,497
Nonutility property, plant and equipment, less accumulated depreciation of $103 and $98 at respective dates	207	203
Total property, plant and equipment	51,000	50,700
Receivables, less allowances of $99 and $116 for uncollectible accounts at respective dates	66	122
Regulatory assets (includes $849 and $325 related to Variable Interest Entities "VIEs" at respective dates)	8,008	7,660
Wildfire Insurance Fund contributions	2,309	2,359
Operating lease right-of-use assets	1,849	1,932
Long-term insurance receivables	171	75
Other long-term assets	1,463	1,485
Total long-term assets	13,866	13,633
Total assets	$74,720	$74,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	March 31,	December 31,
(in millions, except share amounts, unaudited)	2022	2021
LIABILITIES AND EQUITY
Short-term debt	$2,049	$2,354
Current portion of long-term debt	1,117	1,077
Accounts payable	1,973	2,002
Wildfire-related claims	137	131
Customer deposits	190	193
Regulatory liabilities	701	603
Current portion of operating lease liabilities	594	582
Other current liabilities	1,581	1,667
Total current liabilities	8,342	8,609
Long-term debt (includes $837 and $314 related to VIEs at respective dates)	24,967	24,170
Deferred income taxes and credits	5,780	5,740
Pensions and benefits	488	496
Asset retirement obligations	2,839	2,772
Regulatory liabilities	8,867	8,981
Operating lease liabilities	1,255	1,350
Wildfire-related claims	1,531	1,733
Other deferred credits and other long-term liabilities	3,019	3,105
Total deferred credits and other liabilities	23,779	24,177
Total liabilities	57,088	56,956
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares of Series A and 750,000 shares of Series B issued and outstanding at respective dates)	1,977	1,977
Common stock, no par value (800,000,000 shares authorized; 380,901,110 and 380,378,145 shares issued and outstanding at respective dates)	6,090	6,071
Accumulated other comprehensive loss	(52)	(54)
Retained earnings	7,716	7,894
Total Edison International's shareholders' equity	15,731	15,888
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,632	17,789
Total liabilities and equity	$74,720	$74,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2022	2021
Cash flows from operating activities:
Net income	$136	$290
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	624	542
Allowance for equity during construction	(30)	(35)
Deferred income taxes	(55)	(37)
Wildfire Insurance Fund amortization expense	53	53
Other	11	11
Nuclear decommissioning trusts	(34)	(52)
Changes in operating assets and liabilities:
Receivables	130	15
Inventory	(14)	(12)
Accounts payable	(84)	(151)
Tax receivables and payables	54	178
Other current assets and liabilities	5	(168)
Regulatory assets and liabilities, net	259	(70)
Wildfire-related insurance receivable	(96)	105
Wildfire-related claims	(196)	(618)
Other noncurrent assets and liabilities	29	21
Net cash provided by operating activities	792	72
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $20 and $15 for the respective periods	1,713	1,223
Long-term debt repaid	(365)	(490)
Short-term debt issued	—	305
Short-term debt repaid	(518)	(327)
Common stock issued	4	15
Preferred stock issued, net	—	1,237
Commercial paper repayments, net of borrowing	(306)	(180)
Dividends and distribution to noncontrolling interests	(32)	(32)
Common stock dividends paid	(262)	(247)
Preferred stock dividends paid	(46)	—
Other	17	7
Net cash provided by financing activities	205	1,511
Cash flows from investing activities:
Capital expenditures	(1,207)	(1,358)
Proceeds from sale of nuclear decommissioning trust investments	867	1,270
Purchases of nuclear decommissioning trust investments	(833)	(1,218)
Other	16	24
Net cash used in investing activities	(1,157)	(1,282)
Net (decrease) increase in cash, cash equivalents and restricted cash	(160)	301
Cash, cash equivalents and restricted cash at beginning of period	394	89
Cash, cash equivalents and restricted cash at end of period	$234	$390

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended
	March 31,
(in millions, unaudited)	2022	2021
Operating revenue	$3,961	$2,953
Purchased power and fuel	1,037	1,013
Operation and maintenance	1,466	824
Wildfire-related claims, net of insurance recoveries	425	3
Wildfire Insurance Fund expense	53	53
Depreciation and amortization	583	524
Property and other taxes	124	125
Other operating income	(2)	—
Total operating expenses	3,686	2,542
Operating income	275	411
Interest expense	(213)	(184)
Other income	71	72
Income before taxes	133	299
Income tax benefit	(40)	(24)
Net income	173	323
Less: Preference stock dividend requirements	26	27
Net income available for common stock	$147	$296

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended
	March 31,
(in millions, unaudited)	2022	2021
Net income	$173	$323
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	2
Other comprehensive income, net of tax	1	2
Comprehensive income	$174	$325

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	March 31,	December 31,
(in millions, unaudited)	2022	2021
ASSETS
Cash and cash equivalents	$119	$279
Receivables, less allowances of $254 and $193 for uncollectible accounts at respective dates	1,305	1,393
Accrued unbilled revenue	743	794
Inventory	434	420
Prepaid expenses	256	257
Regulatory assets	1,961	1,778
Wildfire Insurance Fund contributions	204	204
Other current assets	123	222
Total current assets	5,145	5,347
Nuclear decommissioning trusts	4,527	4,870
Other investments	39	34
Total investments	4,566	4,904
Utility property, plant and equipment, less accumulated depreciation and amortization of $11,650 and $11,407 at respective dates	50,793	50,497
Nonutility property, plant and equipment, less accumulated depreciation of $92 and $88 at respective dates	201	196
Total property, plant and equipment	50,994	50,693
Receivables, less allowances of $99 and $116 for uncollectible accounts at respective dates	66	122
Regulatory assets (includes $849 and $325 related to VIEs at respective dates)	8,008	7,660
Wildfire Insurance Fund contributions	2,309	2,359
Operating lease right-of-use assets	1,842	1,925
Long-term insurance receivables	95	75
Long-term insurance receivables due from affiliate	76	—
Other long-term assets	1,432	1,453
Total long-term assets	13,828	13,594
Total assets	$74,533	$74,538

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	March 31,	December 31,
(in millions, except share amounts, unaudited)	2022	2021
LIABILITIES AND EQUITY
Short-term debt	$2,049	$2,354
Current portion of long-term debt	17	377
Accounts payable	1,974	1,999
Wildfire-related claims	137	131
Customer deposits	190	193
Regulatory liabilities	701	603
Current portion of operating lease liabilities	592	582
Other current liabilities	1,571	1,631
Total current liabilities	7,231	7,870
Long-term debt (includes $837 and $314 related to VIEs at respective dates)	22,928	21,733
Deferred income taxes and credits	7,239	7,181
Pensions and benefits	110	111
Asset retirement obligations	2,839	2,772
Regulatory liabilities	8,867	8,981
Operating lease liabilities	1,250	1,343
Wildfire-related claims	1,531	1,733
Other deferred credits and other long-term liabilities	2,886	2,979
Total deferred credits and other liabilities	24,722	25,100
Total liabilities	54,881	54,703
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	7,028	7,033
Accumulated other comprehensive loss	(31)	(32)
Retained earnings	8,542	8,721
Total equity	19,652	19,835
Total liabilities and equity	$74,533	$74,538

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2022	2021
Cash flows from operating activities:
Net income	$173	$323
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	622	540
Allowance for equity during construction	(30)	(35)
Deferred income taxes	(40)	(25)
Wildfire Insurance Fund amortization expense	53	53
Other	6	8
Nuclear decommissioning trusts	(34)	(52)
Changes in operating assets and liabilities:
Receivables	130	16
Inventory	(14)	(12)
Accounts payable	(79)	(154)
Tax receivables and payables	36	178
Other current assets and liabilities	5	(166)
Regulatory assets and liabilities, net	259	(70)
Wildfire-related insurance receivable	(96)	42
Wildfire-related claims	(196)	(618)
Other noncurrent assets and liabilities	32	20
Net cash provided by operating activities	827	48
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $20 and $15 for the respective periods	1,713	1,223
Long-term debt repaid	(365)	(490)
Short-term debt borrowed	—	305
Short-term debt repaid	(518)	(327)
Capital contributions from Edison International Parent	—	900
Commercial paper repayments, net of borrowing	(306)	(51)
Dividends paid	(357)	(357)
Other	4	1
Net cash provided by financing activities	171	1,204
Cash flows from investing activities:
Capital expenditures	(1,207)	(1,357)
Proceeds from sale of nuclear decommissioning trust investments	867	1,270
Purchases of nuclear decommissioning trust investments	(833)	(1,218)
Other	14	23
Net cash used in investing activities	(1,159)	(1,282)
Net decrease in cash, cash equivalents and restricted cash	(161)	(30)
Cash, cash equivalents and restricted cash at beginning of period	280	56
Cash, cash equivalents and restricted cash at end of period	$119	$26

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

Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2021 Form 10-K.

In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

The December 31, 2021 financial statement data was derived from audited financial statements but does not include all disclosures required by GAAP.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents include investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	March 31,	December 31,	March 31,	December 31,
(in millions)	2022	2021	2022	2021
Money market funds	$167	$329	$63	$230

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	March 31,	December 31,
(in millions)	2022	2021
Edison International:
Cash and cash equivalents	$231	$390
Short-term restricted cash[1]	3	4
Total cash, cash equivalents and restricted cash	$234	$394
SCE:
Cash and cash equivalents	$119	$279
Short-term restricted cash[1]	—	1
Total cash, cash equivalents and restricted cash	$119	$280
1	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. At March 31, 2022, this included the estimated impacts of the COVID-19 pandemic.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	March 31, 2022				March 31, 2021
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$293	$16	$309	³	$175	$13	$188
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	13	7	20		6	4	10
Included in operation and maintenance expenses in cost-recovery activities[2]	38	—	38		32	—	32
Deferred to regulatory memorandum accounts	3	—	3		2	—	2
Less: write-offs, net of recoveries	10	7	17		5	1	6
Ending balance	$337	$16	$353	³	$210	$16	$226
1	Earning activities is one of SCE's disaggregated revenue sources. See Note 7 for further details.
2	Cost-recovery activities is one of SCE's disaggregated revenue sources. See Note 7 for further details. This portion of costs from the allowance for uncollectible expenses is recovered through the residential uncollectibles balancing account.
3	Approximately $99 million and $116 million of allowance for uncollectible accounts are included in "Long-term account receivables" on Edison International's and SCE's consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended March 31,
(in millions, except per-share amounts)	2022	2021
Basic earnings per share:
Net income attributable to common shareholders	$84	$259
Net income available to common shareholders	$84	$259
Weighted average common shares outstanding	381	379
Basic earnings per share	$0.22	$0.68
Diluted earnings per share:
Net income attributable to common shareholders	$84	$259
Net income available to common shareholders	$84	$259
Net income available to common shareholders and assumed conversions	$84	$259
Weighted average common shares outstanding	381	379
Incremental shares from assumed conversions	1	1
Adjusted weighted average shares – diluted	382	380
Diluted earnings per share	$0.22	$0.68

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 6,533,558 and 11,412,075 shares of common stock for the three months ended March 31, 2022 and 2021, respectively were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition

Regulatory Proceedings

Cost of Capital

In August 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for 2022 and to reset the related annual cost of capital mechanism that can adjust authorized cost of capital between SCE's cost of capital proceedings based on changes in Moody's utility bond rate index. In the absence of a decision SCE is continuing to recognize revenue based on its pre-2022 cost of capital, subject to refund. If the CPUC ultimately finds that the cost of capital mechanism adjustment should have been implemented effective January 1, 2022, revenue recorded in the first quarter would be reduced by approximately $43 million.

FERC 2022 Formula Rate Update

In November 2021, SCE filed its 2022 annual update with the FERC with the proposed rates effective January 1, 2022, subject to settlement procedures and refund. SCE requested an increase in SCE's transmission revenue requirement of $326 million or 30% higher than amounts included in the 2021 annual rates. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first quarter of 2022 based on the FERC formula rate, subject to refund.

New Accounting Guidance

Accounting Guidance Adopted

In November 2021, the FASB issued an accounting standards update to require business entities that account for transactions with a government by analogizing to a grant or contribution accounting model to make certain annual disclosures. Edison International and SCE have adopted this standard on January 1, 2022 using the prospective adoption approach. The adoption of this standard did not have a material impact on Edison International's and SCE's annual disclosure.

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the three months ended March 31, 2022:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789
Net income	—	—	—	110	110	26	136
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	12	—	—	12	—	12
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Preferred stock dividend declared ($26.875 per share for Series A and $17.08333 per share for Series B)	—	—	—	(21)	(21)	—	(21)
Dividends to noncontrolling interests ($11.160 - $35.936 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	7	—	—	7	—	7
Balance at March 31, 2022	$1,977	$6,090	$(52)	$7,716	$15,731	$1,901	$17,632

The following table provides Edison International's changes in equity for the three months ended March 31, 2021:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2020	$—	$5,962	$(69)	$8,155	$14,048	$1,901	$15,949
Net income	—	—	—	263	263	27	290
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	21	—	—	21	—	21
Preferred stock issued, net of issuance cost	1,237	—	—	—	1,237	—	1,237
Common stock dividends declared ($0.6625 per share)	—	—	—	(251)	(251)	—	(251)
Preferred stock dividend accrued ($3.434 per share)	—	—	—	(4)	(4)	—	(4)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation	—	6	—	—	6	—	6
Balance at March 31, 2021	$1,237	$5,989	$(67)	$8,163	$15,322	$1,901	$17,223

The following table provides SCE's changes in equity for the three months ended March 31, 2022:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835
Net income	—	—	—	—	173	173
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends on preference stock ($11.160 - $35.937 per share)	—	—	—	—	(26)	(26)
Stock-based compensation	—	—	(9)	—	—	(9)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2022	$1,945	$2,168	$7,028	$(31)	$8,542	$19,652

The following table provides SCE's changes in equity for the three months ended March 31, 2021:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	900	—	—	900
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock (15.625 - $35.936 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(4)	—	—	(4)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	$1,945	$2,168	$6,286	$(39)	$9,162	$19,522

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

In February 2022 and 2021, SCE Recovery Funding LLC issued $533 million and $338 million of securitized bonds, respectively, and used the proceeds to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service territory, associated with the AB 1054 Excluded Capital Expenditures ("Recovery Property"), until the bonds are paid in full and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. For further details, see Note 5.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	March 31,	December 31,
(in millions)	2022	2021
Other current assets	$27	$19
Regulatory assets: Non-current	849	325
Regulatory liabilities: Current	(8)	(14)
Current portion of long-term debt	(21)	(14)
Other current liabilities	(5)	(1)
Long-term debt[1]	(837)	(314)
1	The bondholders have no recourse to SCE.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2021 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,645 MW and 3,916 MW at March 31, 2022 and 2021, respectively, and the amounts that SCE paid to these projects were $106 million and $159 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of March 31, 2022 and December 31, 2021 consisted of investments of $220 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended March 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2022
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6
2021
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2022 and December 31, 2021, nonperformance risk was not material for Edison International and SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2022
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$57	$43	$(37)	$63
Money market funds and other	63	22	—	—	85
Nuclear decommissioning trusts:
Stocks[2]	1,879	—	—	—	1,879
Fixed Income[3]	977	1,528	—	—	2,505
Short-term investments, primarily cash equivalents	81	84	—	—	165
Subtotal of nuclear decommissioning trusts[4]	2,937	1,612	—	—	4,549
Total assets	3,000	1,691	43	(37)	4,697
Liabilities at fair value
Derivative contracts	—	14	4	(18)	—
Total liabilities	—	14	4	(18)	—
Net assets	$3,000	$1,677	$39	$(19)	$4,697

	December 31, 2021
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$26	$49	$(31)	$44
Money market funds and other	230	23	—	—	253
Nuclear decommissioning trusts:
Stocks[2]	1,972	—	—	—	1,972
Fixed Income[3]	1,083	1,607	—	—	2,690
Short-term investments, primarily cash equivalents	102	125	—	—	227
Subtotal of nuclear decommissioning trusts[4]	3,157	1,732	—	—	4,889
Total assets	3,387	1,781	49	(31)	5,186
Liabilities at fair value
Derivative contracts	—	42	5	(47)	—
Total liabilities	—	42	5	(47)	—
Net assets	$3,387	$1,739	$44	$16	$5,186
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 75% SCE's equity investments were in companies located in the United States at both March 31, 2022 and December 31, 2021, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $37 million and $30 million at March 31, 2022 and December 31, 2021, respectively.
4	Excludes net payables of $22 million and $19 million at March 31, 2022 and December 31, 2021, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of $9 million and $12 million in equity investments as of March 31, 2022 and December 31, 2021, respectively and money market funds of $104 million and $99 million at March 31, 2022 and December 31, 2021, respectively, and classified as Level 2 consisted of short-term investments of $3 million and $6 million at March 31, 2022 and December 31, 2021, respectively.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended
	March 31,
(in millions)	2022	2021
Fair value of net assets at beginning of period	$44	$108
Settlements	(3)	(14)
Total realized/unrealized losses [1,2]	(2)	(3)
Fair value of net assets at end of period	$39	$91
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2	There were no material transfers into or out of Level 3 during 2022 and 2021.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
March 31, 2022	$43	$4	Auction prices	CAISO CRR auction prices	$(18.87) - $43.03	$1.36
December 31, 2021	49	5	Auction prices	CAISO CRR auction prices	$(18.87) - $43.03	1.46

Level 3 Fair Value Uncertainty

For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value, respectively.

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

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	March 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$26,084	$26,046	$25,247	$27,718
SCE	22,945	22,842	22,110	24,375
1	Carrying value is net of debt issuance costs.
2	The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

In January 2022, SCE issued $500 million of 2.75% first and refunding mortgage bonds due in 2032 and $700 million of 3.45% first and refunding mortgage bonds due in 2052. The proceeds were used to finance or refinance eligible sustainable projects.

Senior Secured Recovery Bonds

In February 2022, SCE Recovery Funding LLC issued $533 million of Senior Secured Recovery Bonds, Series 2022-A, in three tranches ("Recovery Bonds") and used the proceeds to acquire Recovery Property. The three tranches of Recovery Bonds consisted of $100 million, 1.98% with final maturity in 2030; $305 million, 2.94% with final maturity in 2044; and $128 million, 3.24% with final maturity in 2048. The Recovery Bonds are payable only from and secured by the Recovery Property. SCE Recovery Funding LLC is consolidated by SCE for financial reporting purposes, however, the Recovery Bonds do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. SCE used the proceeds it received from the sale of Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including the retirement of related debt and financing costs. For further details, see Note 3.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at March 31, 2022:

(in millions, except for rates)
Execution	Termination	Secured Overnight Financing Rate ("SOFR")			Outstanding	Outstanding	Amount
date	date	plus (bps)	Use of proceeds	Commitment	borrowings	letters of credit	available
Edison International Parent
June 2019	May 2025	128	Support commercial paper borrowings and general corporate purposes[1,3]	$1,500	$—	$—	$1,500
Total Edison International Parent:				$1,500	$—	$—	$1,500
SCE
June 2019	May 2025	108	Support commercial paper borrowings and general corporate purposes[2,3]	$3,350	$295	$202	$2,853
Total SCE:				$3,350	$295	$202	$2,853
Total Edison International:				$4,850	$295	$202	$4,353
1	At March 31, 2022 Edison International Parent did not have any outstanding commercial paper.
2	At March 31, 2022 SCE had $295 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 0.82%.
3	The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Debt Financing Subsequent to March 31, 2022

In April 2022, Edison International Parent borrowed $600 million under a term loan agreement due in April 2023 that bears interest at either an adjusted term SOFR plus 0.70% or a base rate with no applicable margin. Edison International expects to use the proceeds for general corporate purposes.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies that have credit ratings for SCE, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features were less than $1 million as of March 31, 2022 and December 31, 2021, for which SCE posted no collateral to its counterparties for its derivative liabilities and related outstanding payables for both periods. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2022, SCE would be required to post less than $1 million of collateral, most of which is related to outstanding payables.

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

	March 31, 2022
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$95	$5	$100	$17	$1	$18	$82
Gross amounts offset in the consolidated balance sheets	(17)	(1)	(18)	(17)	(1)	(18)	—
Cash collateral posted[3]	(19)	—	(19)	—	—	—	(19)
Net amounts presented in the consolidated balance sheets	$59	$4	$63	$—	$—	$—	$63

	December 31, 2021
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$70	$6	$76	$46	$2	$48	$28
Gross amounts offset in the consolidated balance sheets	(30)	(2)	(32)	(30)	(2)	(32)	—
Cash collateral posted[3]	—	—	—	(16)	—	(16)	16
Net amounts presented in the consolidated balance sheets	$40	$4	$44	$—	$—	$—	$44
1	Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3	At March 31, 2022, SCE received $21 million of cash, of which $19 million was offset against derivative assets and $2 million was reflected in "Other current liabilities" on the consolidated balance sheets. At December 31, 2021, SCE posted $65 million of cash, of which $16 million was offset against derivative liabilities and $49 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2022	2021
Realized (losses) gains	$(19)	$112
Unrealized gains (losses)	53	(6)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	March 31, 2022	December 31, 2021
Electricity options, swaps and forwards	GWh	899	1,869
Natural gas options, swaps and forwards	Bcf	47	58
Congestion revenue rights	GWh	30,813	33,216

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended March 31, 2022			Three months ended March 31, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenue from contracts with customers[1,2]	$1,985	$1,375	$3,360	$1,704	$1,195	$2,899
Alternative revenue programs and other operating revenue[3]	282	319	601	63	(9)	54
Total operating revenue	$2,267	$1,694	$3,961	$1,767	$1,186	$2,953
1	In the absence of a decision on SCE’s August 2021 cost of capital application, SCE is continuing to recognize revenue based on its pre-2022 cost of capital, subject to refund. In the absence of a 2021 GRC decision, SCE recognized CPUC revenue in the first quarter of 2021 based on the 2020 authorized revenue requirement until SCE received the final 2021 GRC decision in the third quarter of 2021.
2	At March 31, 2022 and December 31, 2021, SCE's receivables related to contracts from customers were $2.2 billion and $2.3 billion, respectively, which include accrued unbilled revenue of $743 million and $794 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Deferred Revenue

In July 2021, Morongo Transmission LLC ("Morongo") paid SCE $400 million for the use of a portion of the West of Devers transmission line transfer capability for a period of 30 years. SCE recognized the entire proceeds as deferred revenue and will amortize deferred revenue from the use of the transfer capability over the 30-year term on a straight-line basis resulting in revenue of $13 million per year. As of March 31, 2022, the deferred revenue is $391 million, of which $13 million and $378 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. For the three months ended March 31, 2022, SCE has recognized revenue of $3 million.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2022	2021	2022	2021
Income from operations before income taxes	$81	$254	$133	$299
Provision for income tax at federal statutory rate of 21%	17	53	28	63
(Decrease) increase in income tax from:
Items presented with related state income tax, net:
State tax, net of federal benefit	(17)	(7)	(13)	(4)
Property-related	(45)	(83)	(45)	(83)
Other	(10)	1	(10)	—
Total income tax benefit	$(55)	$(36)	$(40)	$(24)
Effective tax rate	(67.9)%	(14.2)%	(30.1)%	(8.0)%

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

Tax Disputes

Tax years that remain open for examination by the IRS and the California Franchise Tax Board ("FTB") are 2016 – 2021 and 2013 – 2021, respectively.

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended
	March 31,
(in millions)	2022	2021
Edison International:
Service cost	$30	$34
Non-service cost (benefit)
Interest cost	27	26
Expected return on plan assets	(57)	(56)
Amortization of net loss[1]	1	3
Regulatory adjustment	2	4
Total non-service benefit[2]	$(27)	$(23)
Total expense recognized	$3	$11
SCE:
Service cost	$29	$33
Non-service cost (benefit)
Interest cost	25	24
Expected return on plan assets	(54)	(53)
Amortization of net loss[1]	1	2
Regulatory adjustment	2	4
Total non-service benefit[2]	$(26)	$(23)
Total expense recognized	$3	$10
1	Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $1 million respectively, for the three months ended March 31, 2022. The amount reclassified for Edison International and SCE was $3 million and $2 million, respectively, for the three months ended March 31, 2021.
2	Included in "Other income" on Edison International's and SCE's consolidated statement of income

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended
	March 31,
(in millions)	2022	2021
Service cost	$8	$10
Non-service cost (benefit)
Interest cost	14	14
Expected return on plan assets	(24)	(27)
Amortization of net gain	(12)	(8)
Regulatory adjustment	14	11
Total non-service benefit[1]	$(8)	$(10)
Total expense	$—	$—
1	Included in "Other income" on Edison International's and SCE's consolidated statement of income.

Note 10.Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Cost		Fair Value
	Longest	March 31,	December 31,	March 31,	December 31,
(in millions)	Maturity Dates	2022	2021	2022	2021
Stocks	—	*	*	$1,879	$1,972
Municipal bonds	2057	$872	$875	955	1,033
Government and agency securities	2067	1,023	1,095	1,092	1,212
Corporate bonds	2070	415	386	458	446
Short-term investments and receivables/payables[1]	One-year	134	199	143	207
Total		$2,444	$2,555	$4,527	$4,870
*	Not applicable
1	Short-term investments include $11 million and $37 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by April 1, 2022 and January 3, 2022 as of March 31, 2022 and December 31, 2021, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.9 billion and $2.1 billion at March 31, 2022 and December 31, 2021, respectively.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $434 million and $517 million at March 31, 2022 and December 31, 2021, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $4.1 billion and $4.4 billion at March 31, 2022 and December 31, 2021, respectively.

The following table summarizes the gains and losses for the trust investments:

	Three months ended March 31,
(in millions)	2022	2021
Gross realized gains	$15	$111
Gross realized losses	16	12
Net unrealized (losses) gains for equity securities	(100)	18

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Edison International's Investments

Edison International holds strategic investments in companies focused on developing electric technologies and services. As of March 31, 2022 and December 31, 2021, these investments consist of $10 million and $12 million of marketable securities, respectively, and $3 million of equity investments without readily determinable fair values for both periods (included as "Other investments" on Edison International's consolidated balance sheets). The unrealized loss for equity investments held is $2 million for the three months ended March 31, 2022, recorded as "Other income" on Edison International's consolidated statement of income. There were no unrealized gains or losses for equity investments for the three months ended March 31, 2021. For further information, see Note 4 and Note 15.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2022	2021
Current:
Regulatory balancing and memorandum accounts	$1,771	$1,591
Power contracts	171	168
Other	19	19
Total current	1,961	1,778
Long-term:
Deferred income taxes, net of liabilities	4,856	4,770
Power contracts	50	71
Unamortized investments, net of accumulated amortization	113	114
Unamortized loss on reacquired debt	118	121
Regulatory balancing and memorandum accounts	1,661	1,897
Environmental remediation	245	242
Recovery assets[1]	849	325
Other	116	120
Total long-term	8,008	7,660
Total regulatory assets	$9,969	$9,438
1	Represents the balance associated with the AB 1054 Excluded Capital Expenditures related Recovery Properties and prudently incurred financing costs securitized with issuance of the associated bond. For further details, see Note 3.

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2022	2021
Current:
Regulatory balancing and memorandum accounts	$603	$553
Energy derivatives	78	25
Other	20	25
Total current	701	603
Long-term:
Costs of removal	2,694	2,552
Re-measurement of deferred taxes	2,302	2,315
Recoveries in excess of ARO liabilities[1]	1,760	2,155
Regulatory balancing and memorandum accounts	825	648
Pension and other postretirement benefits	1,286	1,281
Other	—	30
Total long-term	8,867	8,981
Total regulatory liabilities	$9,568	$9,584
1	Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 10 for further discussion.

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	March 31,	December 31,
(in millions)	2022	2021
Asset (liability)
Energy resource recovery account	$102	$759
Portfolio allocation balancing account	459	(183)
New system generation balancing account	16	73
Public purpose programs and energy efficiency programs	(1,287)	(1,066)
Base revenue requirement balancing account	1,360	849
GRC wildfire mitigation balancing accounts[1]	63	12
Residential uncollectibles balancing account	38	—
Greenhouse gas auction revenue and low carbon fuel standard revenue	(393)	(298)
FERC balancing accounts	26	55
Wildfire and drought restoration accounts[2]	305	299
Wildfire-related memorandum accounts[3]	1,034	1,456
COVID-19-related memorandum accounts	97	94
Customer service re-platform memorandum account[4]	159	128
Tax accounting memorandum account and pole loading balancing account	144	171
Excess bond and power charge balancing account[5]	(144)	—
Other	25	(62)
Asset	$2,004	$2,287
1	The 2021 GRC decision approved the establishment of the vegetation management balancing account ("VMBA") to track vegetation management expenses up to 115% of amounts authorized, the Wildfire Risk Mitigation balancing account ("WRMBA") to track the costs of SCE's Wildfire Covered Conductor Program up to 110% of amounts authorized and the risk management balancing account to track the authorized costs of wildfire insurance. The amount recorded to these balancing accounts represents the difference between costs tracked in the balancing accounts and authorized revenue for those costs recorded to the base revenue requirement balancing account. If spending is less than authorized, SCE will refund those amounts to customers. If spending is within the specified threshold, if any, for each balancing account, SCE will recover those costs from customers. Amounts above the specified threshold, or above amounts authorized if a higher threshold was not established, for each balancing account may be eligible for deferral to wildfire-related memorandum accounts.
2	The wildfire and drought restoration accounts regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account ("CEMA").
3	The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. The Wildfire Mitigation Plan Memorandum Account ("WMPMA") is used to track costs incurred to implement SCE's wildfire mitigation plan that are not currently reflected in SCE's revenue requirements. The Fire Risk Mitigation Memorandum Account ("FRMMA") is used to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's GRCs that are not tracked in any other wildfire-related memorandum account. The balance also includes vegetation management spending in excess of the 115% threshold for the VMBA described above.
4	CSRP memorandum account was established in the 2018 GRC to track costs for implementation of a new customer service system not currently reflected in SCE's revenue requirements. Expenditures for the CSRP project are subject to reasonableness review by the CPUC. Expenditures for the project were significantly higher than originally projected.
5	This balancing account was established in January 2022 to refund customers for excess California Department of Water Resources ("DWR") bond and power charges. The refund will begin in June 2022 for a 12-month period.

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

Southern California Wildfires and Mudslides

Wildfires in SCE's territory, including those where SCE's equipment may be alleged to be associated with the fire's ignition, have caused loss of life and substantial damage in recent years. California has experienced unprecedented weather conditions in recent years due to climate change, and SCE's service territory remains susceptible to additional wildfire activity.

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

Recent developments

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. As a result of management’s first quarter 2022 review, including a review of large damage claims presented by a small number of plaintiffs and new lawsuits filed in the Woolsey Fire litigation, a $416 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of March 31, 2022 was recorded. As a result, Edison International and SCE also recorded expected recoveries through FERC electric rates of $26 million against the charge, and the resulting net charge to earnings was $390 million ($281 million after-tax).

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed, particularly with respect to plaintiffs in the Woolsey litigation, as milestones in the litigation are met. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements through the ongoing claims mediation processes, uncertainties related to the litigation processes, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

As of March 31, 2022, Edison International and SCE had paid $6.4 billion under executed settlements, had $137 million to be paid under executed settlements and had $1.3 billion of estimated losses for remaining alleged and potential claims and for the SED Agreement (defined below) reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $155 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

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

Litigation

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. Because potential plaintiffs can still timely file claims related to the Woolsey Fire, SCE expects to be the subject of additional lawsuits related to the events. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.

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

As of March 31, 2022, SCE has also entered into settlements with approximately 7,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020 and 2021, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million and $1.7 billion, respectively, to those individual plaintiffs. Between December 31, 2021 and March 31, 2022, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $700 million to those individual plaintiffs.

Edison International and SCE did not admit wrongdoing or liability as part of any of the settlements described above. Other claims and potential claims related to the 2017/2018 Wildfire/Mudslide Events remain. SCE continues to explore reasonable settlement opportunities with other plaintiffs in the outstanding 2017/2018 Wildfire/Mudslide Events litigation.

SED Agreement

In October 2021, SCE and the SED executed an agreement (the "SED Agreement") to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs is comprised of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $375 million of third-party uninsured claims payments (the "SED Excluded Losses"). The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. The CPUC approved the SED Agreement in December 2021 and its approval has been legally challenged by The Utility Reform Network (“TURN”). In April 2022, the CPUC denied TURN’s challenge on all but one issue, which now requires the SED to provide the CPUC with its analysis of the factors required to be considered for penalty assessments relative to the SED Agreement. SCE's obligations under the SED Agreement will only commence after CPUC approval of the SED Agreement is final and non-appealable.

SCE did not admit imprudence, negligence or liability with respect to the 2017/2018 Wildfire/Mudslide Events in the SED Agreement.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At March 31, 2022 and December 31, 2021, Edison International's and SCE's consolidated balance sheets include fixed payments to be made under executed settlement agreements and accrued estimated losses of $1.4 billion and $1.7 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2021:

(in millions)
Balance at December 31, 2021[1]	$1,734
Increase in accrued estimated losses to reflect best estimate	416
Amounts paid	(717)
Balance at March 31, 2022[2]	$1,433
1	At December 31, 2021, $131 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2021, the $1,733 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events of $1,603 million and other wildfire-related claims estimates of $130 million.
2	At March 31, 2022, $137 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At March 31, 2022, the $1,531 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $1,296 million and other wildfire-related claims estimates of $235 million.

For the three months ended March 31, 2022 and 2021, Edison International's and SCE's income statements include charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Three months ended March 31,
(in millions)	2022	2021
Charge for wildfire-related claims	$416	$—
Expected revenue from FERC customers	(26)	—
Total pre-tax charge	390	—
Income tax benefit	(109)	—
Total after-tax charge	$281	$—

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

In total, through March 31, 2022, SCE has accrued estimated losses of $7.9 billion, has paid or agreed to pay approximately $6.6 billion in settlements and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

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

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $60 million of capital expenditures and capital related expenses incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of six 2017 fires, primarily the Thomas and Koenigstein Fires. In August 2021, the CPUC issued a final decision which denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications, and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. As required by the final decision with respect to the other four fires, SCE filed supplemental testimony in November 2021 segregating the restoration costs attributable to each such fire. As of March 31, 2022, SCE has $184 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. SCE continues to incur costs for reconstructing its system and restoring service to structures that were damaged or destroyed by the Thomas, Koenigstein and Woolsey Fires and plans to file additional applications with the CPUC to recover such costs.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $326 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of March 31, 2022, collections have reduced the regulatory assets remaining in the FERC balancing account to $155 million.

2019/2020 Wildfires

Several wildfires significantly impacted portions of SCE's service territory in 2019 and 2020 (the wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "2019/2020 Wildfires"). Edison International and SCE expect that any losses incurred in connection with the 2019/2020 Wildfires will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after insurance recoveries will not be material. As of March 31, 2022, Edison International and SCE had estimated losses (established at the lower end of the reasonably estimated range of expected losses) of $229 million, and expected recoveries from insurance of approximately $171 million, reflected on their consolidated balance sheets related to the 2019/2020 Wildfires.

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

Current Wildfire Insurance Coverage

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2021 through June 30, 2022, subject to $50 million of self-insured retention and up to approximately $75 million of co-insurance, which results in net coverage of approximately $875 million. Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period or with a single wildfire with damages in excess of the policy limits. SCE believes that its insurance coverage for the July 1, 2021 through June 30, 2022 period meets its obligation to maintain reasonable insurance coverage under AB 1054. SCE is in the process of procuring wildfire-specific insurance coverage for the period that will begin on July 1, 2022.

Wildfire insurance expense for SCE and Edison international in 2021, prior to any regulatory deferrals, was approximately $450 million and $425 million, respectively. In August 2021, the CPUC issued a final decision in track 1 of the 2021 GRC proceeding which authorized $460 million for SCE wildfire insurance expense for 2021 and a one-way balancing account to require any overcollection to be returned to customers. Under the final decision, SCE would continue to track incremental wildfire insurance expenses above authorized amounts in its WEMA and recovery of incremental amounts would be subject to future reasonableness review.

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

At March 31, 2022, SCE's recorded estimated minimum liability to remediate its 26 identified material sites (sites with a liability balance at March 31, 2022, in which the upper end of the range of expected costs is at least $1 million) was $260 million, including $168 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of March 31, 2022, for which the total minimum recorded liability was $4 million. Of the $264 million total environmental remediation liability for SCE, $245 million has been recorded as a regulatory asset. SCE expects to recover $38 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $207 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $117 million and $9 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next five years are expected to range from $7 million to $26 million. Costs incurred for the three months ended March 31, 2022 and 2021 were both $2 million.

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

Note 13. Equity

Common Stock Issuances

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended March 31, 2022, 390,969 shares of common stock were issued as stock compensation awards for net cash receipts of $11 million, 71,815 shares of new common stock were issued in lieu of distributing $4 million to shareholders opting to receive dividend payments in the form of additional common stock, 40,000 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $3 million as dividend payments and 14,269 shares of common stock were issued to employees through the Employee Stock Purchase Plan for net cash receipts of $1 million.

In February 2022, Edison International terminated its "at-the-market" ("ATM") program established in May 2019. Edison International did not issue any shares during the first quarter of 2022 through the ATM program.

Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE

	Three months ended March 31,
(in millions)	2022	2021	2022	2021
Beginning balance	$(54)	$(69)	$(32)	$(41)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	2	2	1	2
Change	2	2	1	2
Ending Balance	$(52)	$(67)	$(31)	$(39)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income

Other income net of expenses is as follows:

	Three months ended
	March 31,
(in millions)	2022	2021
SCE other income (expense):
Equity allowance for funds used during construction	$30	$35
Increase in cash surrender value of life insurance policies and life insurance benefits	16	10
Interest income	3	—
Net periodic benefit income – non-service components	34	33
Civic, political and related activities and donations	(9)	(4)
Other	(3)	(2)
Total SCE other income	71	72
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	(2)	—
Other	(1)	—
Total Edison International other income	$68	$72

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Three months ended March 31,
(in millions)	2022	2021	2022	2021
Cash payments (receipts):
Interest, net of amounts capitalized	$275	$263	$253	$241
Income taxes, net	(60)	(87)	(42)	(87)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	267	251	325	—
Preference stock of SCE	4	—	4	—

SCE's accrued capital expenditures at March 31, 2022 and 2021 were $728 million and $503 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions

SCE has previously purchased wildfire liability insurance from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	March 31,	December 31,
(in millions)	2022	2021
Prepaid insurance[1]	$26	$52
Long-term insurance receivable due from affiliate	76	—
[1]	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS was $39 million and $43 million for the three months ended March 31, 2022 and 2021, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2022. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

Jointly Owned Utility Plant

Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2021 Form 10-K.

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

As of April 26, 2022, SCE was aware of at least 229 currently pending lawsuits, representing approximately 2,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. One hundred twenty-eight of the 229 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least three of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. An initial trial for a limited number of plaintiffs, sometimes referred to as a bellwether trial, is currently scheduled for July 15, 2022. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have opted to pursue trial outside of the settlement program. Trials for individual plaintiffs who opt out may potentially be scheduled to be held in 2022.

Fifty-five of the 229 pending lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Thirty-six of the 55 Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. A bellwether jury trial previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption caused by the COVID-19 pandemic.

As of April 26, 2022, SCE was aware of at least 353 currently pending lawsuits, representing approximately 4,500 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. One hundred twenty-one of the 353 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits were filed as purported class actions. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. A bellwether jury trial previously scheduled for October 26, 2021 has been vacated to provide SCE and certain of the individual plaintiffs in the Woolsey Fire litigation the opportunity to pursue settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

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

EXHIBITS

Exhibit Number	Description

10.1**	Edison International 2022 Long-Term Incentives Terms and Conditions

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2022, filed on May 3, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2022, filed on May 3, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kate Sturgess	By:	/s/ Kate Sturgess
	Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	May 3, 2022	Date:	May 3, 2022