Form 10-Q
period 2022-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2022-07-28
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of July 21, 2022:
Edison International	381,431,985 Shares
Southern California Edison Company	434,888,104 Shares

i

EXHIBITS	74	Part II, Item 6
SIGNATURES	76

This is a combined Form 10-Q separately filed by Edison International and Southern California Edison Company. Information contained herein relating to an individual company is filed by such company on its own behalf.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2021 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2021
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	approximately $1.6 billion in wildfire risk mitigation capital expenditures that SCE has excluded from the equity portion of SCE's rate base as required under AB 1054
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

EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International, is licensed to provide insurance to Edison International and its subsidiaries.
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
FHPMA	Fire Hazard Prevention Memorandum Account
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles
GHG	greenhouse gas
GRC	general rate case
GS&RP	Grid Safety and Resiliency Program
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred as a result of the COVID-19 pandemic, and increased labor and materials costs due to supply chain constraints and inflation;
●	ability of SCE to implement its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement PSPS when conditions warrant or would otherwise limit SCE's operational PSPS practices;
●	risks associated with implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
●	ability of SCE to maintain a valid safety certification;
●	ability to obtain sufficient insurance at a reasonable cost, including insurance relating to wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, operational issues (such as rotating outages and issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard established under AB 1054;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;

●	cost and availability of labor, equipment and materials, including as a result of supply chain constraints;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;
●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel and other radioactive material, delays, contractual disputes, and cost overruns;
●	pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, changes in the CAISO's transmission plans, and governmental approvals;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities and effective tax rate;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in the fair value of investments and other assets;
●	changes in interest rates and rates of inflation, including escalation rates (which may be adjusted by public utility regulators);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance the state places on GHG reduction;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;
●	potential for penalties or disallowance for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition; and

●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

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

The MD&A for the six months ended June 30, 2022 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2021 and as compared to the six months ended June 30, 2021. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2021 (the "2021 MD&A"), which was included in the 2021 Form 10-K.

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

	Three months ended			Six months ended
	June 30,			June 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net income (loss) attributable to Edison International
SCE	$302	$359	$(57)	$449	$655	$(206)
Edison International Parent and Other	(61)	(41)	(20)	(124)	(78)	(46)
Edison International	241	318	(77)	325	577	(252)
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(6)	(6)	—	(291)	(10)	(281)
Wildfire Insurance Fund expense	(38)	(39)	1	(76)	(77)	1
CSRP impairment	(34)	—	(34)	(34)	—	(34)
Employment litigation matter, net of recoveries	(16)	—	(16)	(16)	—	(16)
GRC track 3 impairment	(12)	—	(12)	(12)	—	(12)
Organizational realignment charge	(10)	—	(10)	(10)	—	(10)
Sale of San Onofre nuclear fuel	—	7	(7)	—	7	(7)
Total non-core items	(116)	(38)	(78)	(439)	(80)	(359)
Core earnings (losses)
SCE	418	397	21	888	735	153
Edison International Parent and Other	(61)	(41)	(20)	(124)	(78)	(46)
Edison International	$357	$356	$1	$764	$657	$107

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

Edison International's second quarter 2022 earnings decreased $77 million from the second quarter of 2021, resulting from a decrease in SCE's earnings of $57 million and an increase in Edison International Parent and Other's losses of $20 million. SCE's lower net income consisted of $78 million of higher non-core losses and $21 million of higher core earnings. Edison International's earnings for the six months ended June 30, 2022 decreased $252 million from the six months ended June 30, 2021, resulting from a decrease in SCE's earnings of $206 million and an increase in Edison International Parent and Other's losses of $46 million. SCE's lower earnings consisted of $359 million of higher non-core losses and $153 million of higher core earnings.

The increase in SCE's core earnings for the three and six months ended June 30, 2022 from the same periods in 2021 was primarily due to the adoption of the 2021 GRC final decision in the third quarter of 2021, partially offset by higher operation and maintenance expenses. The year-to-date variance was also due to higher interest expense from increased borrowings.

The increase in Edison International Parent and Other's core losses for the three months and six months ended June 30, 2022 was primarily due to higher preferred dividends and unrealized losses on investment in 2022 compared to unrealized gains in 2021.

Consolidated non-core items for the six months ended June 30, 2022 and 2021 primarily included:

●	Charges of $404 million ($291 million after-tax) recorded in 2022 and $14 million ($10 million after-tax) recorded in 2021 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of expected recoveries from FERC customers. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $106 million ($76 million after-tax) recorded in 2022 and $107 million ($77 million after-tax) recorded in 2021 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" in the 2021 Form 10-K for further information.
●	An impairment charge of $47 million ($34 million after-tax) recorded in 2022 related to SCE's CSRP settlement agreement filed with the CPUC in June 2022. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	A charge of $23 million ($16 million after-tax) recorded in 2022 related to settlement of an employment litigation matter, net of estimated insurance recoveries. SCE and EIX settled the matter following an atypical jury award. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Employment Litigation Matter" for further information.
●	An impairment charge of $17 million ($12 million after-tax) recorded in 2022 related to historical capital expenditures disallowed in SCE's GRC track 3 final decision. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	A charge of $14 million ($10 million after-tax) recorded in 2022 related to organizational realignment services.
●	Gains of $10 million ($7 million after-tax) recorded in 2021 for SCE's sale of San Onofre nuclear fuel.

See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.

Cost of Capital Applications

As discussed in the 2021 Form 10-K, in August 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for 2022 and to reset the related annual cost of capital mechanism that can adjust the authorized cost of capital between SCE's cost of capital proceedings based on changes in Moody's utility bond rate index (see "Business—SCE—Overview of Ratemaking Process" in the 2021 Form 10-K for further information on the adjustment mechanism). In December 2021, the CPUC set an initial phase for the proceeding to determine whether extraordinary circumstances warrant a departure from the cost of capital mechanism for 2022 and, if so, whether the CPUC should leave the cost of capital components at pre-2022 levels for the year 2022 or open a second phase to consider alternative proposals. The outcome of the proceeding is uncertain. In the absence of a decision SCE is currently recording revenue using the pre-2022 cost of capital, subject to refund. If the CPUC ultimately finds that the cost of capital mechanism adjustment should have been implemented effective January 1, 2022, revenue recorded in the first six months of 2022 would be reduced by approximately $85 million.

On April 20, 2022, SCE filed its application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term beginning in 2023 and to reset the related annual cost of capital adjustment mechanism. In its application, SCE seeks a return on common equity (ROE) of 10.53% (compared to its last authorized ROE of 10.30%), a cost of long-term debt of 4.27%, and a cost of preferred equity of 5.72%. SCE also seeks to maintain its current authorized capital structure, after CPUC-allowed exclusions, of 52% common equity, 43% long-term debt, and 5% preferred equity. Based on the capital structure and cost factors discussed above, SCE's weighted average return on rate base would be 7.60% for 2023. Additionally SCE has proposed that memorandum and balancing accounts required to be amortized over periods of greater than twelve months should accrue carrying charges at SCE's weighted average cost of capital rather than commercial paper interest rates, which are only applicable to short-term borrowing. If approved, based on SCE's 2021 GRC, including the post-test year ratemaking mechanism, this application would increase SCE's revenue requirements for 2023 by approximately $13 million compared to the cost of capital currently in rates. In July 2022, the CPUC set a schedule for the 2023 cost of capital proceeding that would result in a proposed decision in the fourth quarter of 2022.

Capital Program

Total capital expenditures (including accruals) were $2.6 billion and $2.3 billion for the first six months ended June 30, 2022 and 2021, respectively.

SCE's capital expenditure forecast reflects planned CPUC-jurisdictional spending including amounts requested in SCE's GRC track 4 filing, WCCP and other programs outlined in SCE's WMP that are above amounts authorized in the 2021 GRC, CPUC-approved utility owned storage expenditures and planned FERC capital expenditures. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information on the GRC track 4 filing.

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

SCE's 2022 – 2024 forecast for major capital expenditures is set forth in the table below:

				Total
(in billions)	2022	2023	2024	2022 – 2024
Traditional capital expenditures
Distribution[1]	$4.5	$3.7	$3.9	$12.1
Transmission	0.5	0.6	0.5	1.6
Generation	0.1	0.2	0.2	0.5
Subtotal	5.1	4.5	4.6	14.2
Wildfire mitigation-related capital expenditures	1.1	1.1	1.1	3.3
Total capital expenditures	$6.2	$5.6	$5.7	$17.5
Total capital expenditures using range case discussed above	$6.0	$5.2	$5.2	$16.4
1	Includes forecast expenditures for utility owned storage described below.

SCE expects to make additional CPUC capital expenditures, the recovery of which will be subject to future regulatory approval. This includes expenditures from the 2025 GRC and non-GRC programs including the Building Electrification Program. These capital expenditures and expected FERC capital expenditures, excluded from the table above, are expected to be in a range of approximately $5.2 billion to $6.8 billion between 2024 and 2025.

Reflected below is SCE's weighted average annual rate base for 2022 – 2024 incorporating authorized CPUC-jurisdictional expenditures including utility owned storage, planned FERC capital expenditures, and planned non-GRC projects or programs.

(in billions)	2022	2023	2024
Rate base for expected capital expenditures	$38.7	$42.1	$44.5
Rate base for expected capital expenditures using range case discussed above	$38.5	$41.5	$43.6

Including programs outlined in SCE's WMP subject to future cost recovery proceedings, rate base associated with wildfire restoration capital expenditures subject to future CEMA applications, and planned expenditures from the 2025 GRC, SCE's weighted average annual rate base could be up to $44.8 billion in 2024 and is expected to be between $46.6 billion and $49.4 billion in 2025.

Utility Owned Storage Projects

In October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory with an aggregate capacity of 537.5 MW and an in-service date of August 1, 2022.

In April 2022, SCE received a force majeure event notice from Ameresco in which Ameresco asserted that both manufacturing delays related to COVID-19 shut-downs in China and new shipping restrictions imposed by Chinese governmental authorities were then impacting the supply of batteries from China necessary for timely completion of the projects. SCE is continuing to evaluate the force majeure event notice. If there is a valid force majeure event under the contracts with Ameresco, subject to certain conditions, the project schedules and any related triggers of liquidated damages may be extended and the contract prices may be increased to account for the impact of the force majeure event.

Supply chain issues, permitting delays and engineering issues are impacting the projects, and the most recent project schedules provided by Ameresco show delays to the projects' anticipated in-service dates. Ameresco has advised SCE that it currently expects between 200 MW and 300 MW of capacity could be in-service in September 2022 and the remaining capacity will likely be in-service by the end of 2022.

SCE is entitled to liquidated damages under the terms of the contracts if, subject to any relief provided under the contracts, including any relief for a valid force majeure event, Ameresco does not achieve an in-service date of August 1, 2022. Once triggered, liquidated damages accrue daily for up to 60 days up to a maximum of $89 million in aggregate for all three projects.

Subject to reductions for any liquidated damages SCE is paid, SCE currently expects these storage projects to result in $1.0 billion of capital expenditures. In December 2021, the CPUC approved recovery of these expenditures and establishment of a balancing account for the associated revenue requirement, which have been reflected in rates beginning in the first quarter of 2022. Authorized revenue requirements will be included in the annual ERRA review proceeding and can only be disallowed upon a finding that SCE failed to prudently administer the contracts.

Southern California Wildfires and Mudslides

2017/2018 Wildfire/Mudslide Events

As discussed in the 2021 Form 10-K, multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. As of June 30, 2022, in addition to the Local Public Entity Settlement, the TKM Subrogation Settlement and the Woolsey Subrogation Settlement, SCE had entered into settlements with approximately 8,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In addition, while SCE and the SED executed the SED Agreement in October 2021, SCE's obligations under the SED Agreement will only commence after CPUC approval of the SED Agreement is final and non-appealable.

Through June 30, 2022, Edison International and SCE have recorded total pre-tax charges of $7.9 billion, expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $326 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through June 30, 2022 have been $4.0 billion.

As of June 30, 2022, SCE had paid $6.9 billion under executed settlements and had $86 million to be paid under executed settlements related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had recovered $2.0 billion through insurance and approximately $192 million through FERC-jurisdictional electric rates.

After giving effect to all payment obligations under settlements entered into through June 30, 2022, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events and for the SED Agreement was $0.9 billion. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $134 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek rate recovery of prudently-incurred actual losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for any obligations under the SED Agreement. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of over $5 billion by filing multiple future applications with the CPUC, the first of which SCE anticipates filing in 2023. These filings may be delayed if proceedings related to the 2017/2018 Wildfire/Mudslide Events do not progress as anticipated. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates.

PSPS

As discussed in the 2020 10-K, SCE uses PSPS to proactively de-energize power lines as a last resort to mitigate the risk of catastrophic wildfires during extreme weather events. The CPUC may assess penalties on SCE if it finds that SCE has not executed PSPS in compliance with applicable rules and regulations. In June 2022, the SED issued an Administrative Enforcement Order against SCE proposing penalties of $10 million for noncompliance with customer notification requirements related to PSPS events in 2020. In July 2022, SCE filed a request for a hearing to challenge the penalty, at which time the requirement to pay the penalty was stayed pending the hearing and rehearing process. SCE has made and continues to make significant investments and progress in improving its PSPS protocols, including through increased automation of customer notifications.

Wildfire Mitigation Plan

As discussed in the 2021 Form 10-K, SCE most recently submitted updates to its 2020-2022 WMP in February 2022 to, among other things, report on implementation of its plan, describe new and ongoing wildfire mitigation activities and report on its progress on remedying issues identified in an action statement issued by the OEIS in August 2021. In July 2022, the OEIS approved SCE's 2022 updates to its 2020 –2022 WMP.

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

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended June 30, 2022 versus June 30, 2021

	Three months ended June 30, 2022			Three months ended June 30, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,164	$1,832	$3,996	$1,830	$1,476	$3,306
Purchased power and fuel	—	1,304	1,304	—	1,283	1,283
Operation and maintenance	790	549	1,339	512	223	735
Wildfire-related claims, net of insurance recoveries	2	—	2	—	—	—
Wildfire Insurance Fund expense	53	—	53	54	—	54
Depreciation and amortization	596	4	600	532	1	533
Property and other taxes	117	2	119	117	—	117
Impairment, net of other operating income	64	—	64	(11)	—	(11)
Total operating expenses	1,622	1,859	3,481	1,204	1,507	2,711
Operating income (loss)	542	(27)	515	626	(31)	595
Interest expense	(227)	(7)	(234)	(196)	(2)	(198)
Other income	34	34	68	31	33	64
Income before taxes	349	—	349	461	—	461
Income tax expense	22	—	22	76	—	76
Net income	327	—	327	385	—	385
Less: Preference stock dividend requirements	25	—	25	26	—	26
Net income available for common stock	$302	$—	$302	$359	$—	$359
Net income available for common stock			$302			$359
Less: Non-core expense			(116)			(38)
Core earnings[1]			$418			$397
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $334 million primarily due to the following:
●	An increase of CPUC-related revenue of approximately $177 million from the implementation of the 2021 GRC final decision and the escalation mechanism set forth in the 2021 GRC decision. SCE's results of operations for the three months ended June 30, 2021 were based on the 2020 authorized revenue. SCE recorded the final 2021 GRC decision in the third quarter of 2021 which included authorized revenue attributable to the second quarter of 2021 of approximately $85 million.
●	SCE also recognized $300 million of revenue for wildfire-related expenses that had been deferred prior to 2021 and were authorized for recovery in the GRC track 3 in June 2022 ($175 million included in earnings activities, $125 million included in cost-recovery activities). See "Liquidity and Capital Resources—Regulatory Proceedings" for more information.
●	A decrease of other CPUC-related revenue of $32 million primarily related to tax balancing account activities (offset in income tax below).

●	An increase in FERC-related revenue and other operating revenue of $14 million primarily due to rate base growth including the completion of the West of Devers project in May 2021, partially offset by the impact of a change in estimate under the FERC formula rate mechanism in 2021.
●	Higher operation and maintenance costs of $278 million primarily due to the following:
●	Higher expenses of $163 million subject to balancing account treatment due to the approval in the GRC track 3 to recover wildfire-related expenses that had been deferred as regulatory assets prior to 2021 (offset in revenue above).
●	Higher expenses of $37 million primarily related to supporting the PSPS program. The 2021 GRC final decision approved authorized revenue for the PSPS program costs, which had been deferred in the same period of 2021.
●	A charge of $23 million related to settlement of an employment litigation matter, net of estimated insurance recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Employment Litigation Matter " for further information.
●	Higher expenses of $18 million of wildfire mitigation expenses that were disallowed in the GRC track 3 decision.
●	A charge of $14 million related to organizational realignment services.
●	A $10 million proposed penalty from the CPUC for SCE's operation of PSPS in 2020. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Higher expenses of $9 million related to inspections and preventive maintenance.
●	Higher other expenses of $4 million including uncollectibles expense for non-residential customers.
●	Higher depreciation and amortization expense of $64 million primarily due to increased plant balances in 2022 and the change in depreciation rates from the adoption of the 2021 GRC final decision.
●	Higher impairment and other operating income of $75 million primarily due to impairments in 2022 of $17 million related to the CPUC decision in the GRC track 3 proceeding and a $47 million impairment charge related to a settlement agreement between SCE and The Utility Reform Network ("TURN") in the CSRP proceeding. See "Liquidity and Capital Resources—Regulatory Proceedings" for more information.
●	Higher interest expense of $31 million primarily due to a higher interest rate on balancing account overcollections and increased borrowings.
●	See "Income Taxes" below for the explanation of $54 million decrease in income tax expense.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $21 million primarily due to higher power and gas prices, higher capacity and GHG costs and higher CAISO settlement costs, partially offset by lower purchase power volume and net realized gains on gas hedging activities related to higher gas prices.
●	Higher operation and maintenance costs of $326 million primarily due to:
●	Higher expenses of $204 million in 2022 related to wildfire insurance and vegetation management costs which were reported in cost recovery activities due to the balancing accounts approved in the 2021 GRC decision. In 2021, these costs were reported above in Earnings Activities.

●	Higher expenses of $125 million of GRC track 3 wildfire mitigation expenses that had been deferred prior to 2021 and were authorized for recovery in June 2022. See "—Earnings Activities" above.

Six months ended June 30, 2022 versus June 30, 2021

	Six months ended June 30, 2022			Six months ended June 30, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$4,431	$3,526	$7,957	$3,597	$2,662	$6,259
Purchased power and fuel	—	2,341	2,341	—	2,296	2,296
Operation and maintenance	1,580	1,225	2,805	1,130	429	1,559
Wildfire-related claims, net of insurance recoveries	427	—	427	3	—	3
Wildfire Insurance Fund expense	106	—	106	107	—	107
Depreciation and amortization	1,175	8	1,183	1,056	1	1,057
Property and other taxes	233	10	243	241	1	242
Impairment, net of other operating income	62	—	62	(11)	—	(11)
Total operating expenses	3,583	3,584	7,167	2,526	2,727	5,253
Operating income	848	(58)	790	1,071	(65)	1,006
Interest expense	(437)	(10)	(447)	(380)	(2)	(382)
Other income	71	68	139	69	67	136
Income before taxes	482	—	482	760	—	760
Income tax (benefit) expense	(18)	—	(18)	52	—	52
Net income	500	—	500	708	—	708
Less: Preference stock dividend requirements	51	—	51	53	—	53
Net income available for common stock	$449	$—	$449	$655	$—	$655
Net income available for common stock			$449			$655
Less: Non-core expense			(439)			(80)
Core earnings[1]			$888			$735
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earnings Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $834 million primarily due to the following:
●	An increase of CPUC-related revenue of approximately $358 million from the implementation of the 2021 GRC final decision and the escalation mechanism set forth in the 2021 GRC decision. SCE's results of operations for the six months ended June 30, 2021 were based on the 2020 authorized revenue. SCE recorded the final 2021 GRC decision in the third quarter of 2021 which included authorized revenue attributable to the first six months of 2021 of approximately $173 million.
●	SCE also recognized $701 million of revenue for wildfire-related expenses that had been deferred prior to 2021 and were authorized for recovery in the GRC track 2 in January 2022 and GRC track 3 in June 2022 ($416 million included in earnings activities, $285 million included in cost-recovery activities). See "Liquidity and Capital Resource—Regulatory Proceedings—2021 General Rate Case" in the 2021 MD&A for more information.
●	An increase in FERC-related revenue and other operating revenue of $60 million primarily due to $26 million of expected recoveries from customers for the FERC portion of wildfire-related claims (see "Management Overview—

Southern California Wildfires and Mudslides") and rate base growth including the completion of the West of Devers project in May 2021.
●	Higher operation and maintenance costs of $450 million primarily due to the following:
●	Higher expenses of $404 million subject to balancing account treatment including the approval in the GRC track 2 and GRC track 3 to recover wildfire-related expenses that had been deferred as regulatory assets prior to 2021 (offset in revenue above).
●	Higher expenses of $32 million related to inspections and preventive maintenance.
●	A charge of $23 million related to settlement of an employment litigation matter, net of estimated insurance recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Employment Litigation Matter " for further information.
●	Higher expenses of $18 million of wildfire mitigation expenses that were disallowed in the GRC track 3 decision.
●	Higher expenses of $18 million related to supporting the PSPS program. The 2021 GRC final decision approved authorized revenue for the PSPS program costs, which had been deferred in the same period of 2021.
●	A charge of $14 million related to organizational realignment services.
●	A $10 million proposed penalty from the CPUC for SCE's operation of PSPS in 2020. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Higher other expenses of $53 million including power plant maintenance costs, safety programs largely related to the COVID-19 pandemic and uncollectibles expenses for non-residential customers.
●	Partially offset by lower expenses of $122 million related to 2021 wildfire insurance and vegetation management costs, which were reported in earnings activities prior to the establishment of balancing accounts approved in the 2021 GRC decision. 2022 costs related to wildfire insurance and vegetation management are reported below in Cost Recovery Activities.
●	Higher wildfire-related claims and expenses of $424 million primarily due to a $416 million change in estimated losses related to wildfire claims from the 2017/2018 Wildfire/Mudslide Events in 2022.
●	Higher depreciation and amortization expense of $119 million primarily due to increased plant balances in 2022 and the change in depreciation rates from the adoption of the 2021 GRC final decision.
●	Higher impairment and other operating income of $73 million primarily due to impairments in 2022 of $17 million related to the CPUC decision in the GRC track 3 proceeding and a $47 million impairment charge related to a settlement agreement between SCE and TURN in the CSRP proceeding. See "Liquidity and Capital Resources—Regulatory Proceedings" for more information.
●	Higher interest expense of $57 million primarily due to increased borrowings and a higher interest rate on balancing account overcollections.
●	See "Income Taxes" below for the explanation of $70 million decrease in income tax expense.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $45 million primarily due to higher power and gas prices, net realized losses on power and gas hedging activities related to higher power and gas prices, higher capacity and GHG costs and higher CAISO settlement costs, partially offset by lower energy purchase volumes.
●	Higher operation and maintenance costs of $796 million primarily due to:
●	Higher expenses of $399 million in 2022 related to wildfire insurance and vegetation management costs which were reported in cost recovery activities due to the balancing accounts approved in the 2021 GRC decision. In 2021, these costs were reported above in Earnings Activities.
●	Higher expenses of $285 million of GRC track 2 and GRC track 3 wildfire mitigation expenses that had been deferred prior to 2021 and were authorized for recovery in January 2022 and June 2022 respectively. See "—Earnings Activities" above.
●	Higher uncollectible expenses of $109 million primarily due to authorization to recover 2020 and 2021 costs that had been deferred as regulatory assets through the residential uncollectibles balancing account.
●	Higher property and other taxes of $9 million due to recovery of property taxes associated with AB 1054 Excluded Capital Expenditures financed through securitization.

Supplemental Operating Revenue Information

SCE's retail billed and unbilled revenue (excluding wholesale sales) was $3.6 billion and $3.0 billion for the three months ended June 30, 2022 and 2021, respectively, and $7.2 billion and $5.7 billion for the six months ended June 30, 2022 and 2021, respectively.

The increase for the three months and six months ended June 30, 2022 compared to the same period in 2021 is primarily due to the authorization to recover costs related to wildfire-related expenses that had been deferred prior to 2021 in the GRC track 2 and track 3 decisions, higher CPUC authorized revenue, additional expenses subject to cost recovery as part of the 2021 GRC implementation through various balancing accounts and higher FERC revenue due to expected recoveries for the FERC portion of wildfire-related claims. See "—Earnings Activities" and "—Cost-Recovery Activities" for further details.

As a result of the CPUC-authorized decoupling mechanism, SCE earnings are not affected by changes in retail electricity sales.

Income Taxes

SCE's income tax expense decreased by $54 million and $70 million for the three and six months ended June 30, 2022 compared to the same periods in 2021. The decrease for the three months ended June 30, 2022 was primarily due to lower pre-tax income. The decrease for six months ended June 30, 2022 was primarily due to lower pre-tax income partially offset by lower flow-through tax benefits.

SCE's effective tax rates were 6.3% and 16.5% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rates were (3.7)% and 6.8% for the six months ended June 30, 2022 and 2021, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to the CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable as segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Edison Energy Group and subsidiaries	$(1)	$(2)	$(6)	$(5)
Corporate expenses and other subsidiaries	(34)	(22)	(66)	(52)
Edison International Parent and Other net loss	$(35)	$(24)	$(72)	$(57)
Preferred stock dividend requirement	26	17	52	21
Edison International Parent and Other net loss attributable to common stock	$(61)	$(41)	$(124)	$(78)

The net loss attributable to common stock from operations of Edison International Parent and Other increased $20 million for the three months ended June 30, 2022 and increased $46 million for the six months ended June 30, 2022 compared to the same periods in 2021 primarily due to higher preferred dividend expense as a result of Edison International's preferred equity issuances in 2021 and unrealized losses on investments in 2022 compared to unrealized gains in 2021.

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

SCE has invested all $1.6 billion of the required AB 1054 Excluded Capital Expenditures. SCE issued securitized bonds in the amounts of $338 million in February 2021 and $533 million in February 2022 to finance a portion of these expenditures. SCE expects to securitize the remaining AB 1054 Excluded Capital Expenditures and related financing costs from amounts approved as reasonable in track 1 and track 3 of the 2021 GRC proceeding. For further information, see "—Regulatory Proceedings—Wildfire Related Regulatory Proceedings." SCE used the proceeds of the February 2022 securitized bonds to partially repay a $1.2 billion term loan due in May 2022. In May 2022, SCE extended the due date of the term loan to May 2023. SCE expects to repay the remaining balance of $730 million prior to the due date with the proceeds of future securitized bonds. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Available Liquidity

At June 30, 2022, SCE had cash on hand of $66 million.

At June 30, 2022, SCE had approximately $3.1 billion available under its $3.4 billion revolving credit facility. In May 2022, SCE extended its credit facility through May 2026, pursuant to an option to extend, and may extend its credit facility for one additional year with the lenders' approval. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." At June 30, 2022, SCE had $102 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 1.98%.

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At June 30, 2022, SCE's debt to total capitalization ratio was 0.55 to 1.

At June 30, 2022, SCE was in compliance with all financial covenants that affect access to capital.

Regulatory Proceedings

Wildfire Related Regulatory Proceedings

2021 General Rate Case Wildfire Mitigation Memorandum Account Balances

In March 2021, SCE made its 2021 GRC track 3 filing with the CPUC. In its filing, SCE requested reasonableness review of approximately $1.2 billion of wildfire mitigation costs incurred prior to 2021, consisting of $476 million of incremental operation and maintenance expenses, and $679 million of incremental capital expenditures.

In June 2022, the CPUC issued a decision that authorized SCE to recover $385 million of incremental operation and maintenance expense and approved $465 million of incremental capital expenditures as reasonable. SCE did not obtain a determination of reasonableness for an additional $179 million of capital expenditures, associated with construction in progress and installation of current limiting fuses, portions of which were defective. SCE has the opportunity to support its request for these costs with additional information in future applications.

SCE expects to seek recovery of $45 million, subject to a $10 million deductible, for vegetation management-related operations and maintenance expenses not approved in this proceeding through other regulatory mechanisms.

The decision did not find reasonable certain capital expenditures related to vegetation management software purchased by SCE. As a result of the decision, in June 2022, SCE recorded a $17 million impairment of utility property, plant and equipment.

The decision resulted in a revenue requirement of approximately $400 million including a $15 million 2020 revenue requirement for capital expenditures previously found reasonable by the CPUC. The approved revenue requirements are required to be amortized over a 36-month period. SCE expects to seek recovery of the approved capital expenditures in a separate financing order application, along with additional wildfire mitigation capital expenditures approved as reasonable in the 2021 GRC.

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

2021 General Rate Case Track 4

In May 2022, SCE made its 2021 GRC track 4 filing with the CPUC, requesting a revenue requirement of $8.6 billion for 2024. This represents an increase of $972 million compared to SCE's estimated revenue requirement of $7.7 billion for the 2023 attrition year. A significant component of the track 4 revenue requirement request relates to projects previously authorized by the CPUC, including those which were completed and put into service since the 2021 GRC final decision. The other primary drivers of the increase are inflation and SCE's 2024 vegetation management and wildfire mitigation spending forecasts. The schedule adopted by the CPUC for the 2021 GRC track 4 filing calls for a proposed decision in the fourth quarter of 2023.

CSRP

In June 2022, SCE and TURN filed a joint motion for approval of a settlement agreement for SCE's CSRP proceeding filed in July 2021 for expenditures incurred through April 2021. The settlement agreement seeks the CPUC's approval to recover $436 million in capital expenditures and $33 million in operation and maintenance expenses. If approved the settlement agreement would result in a revenue requirement of $388 million through December 2024, the beginning of the 2025 GRC. CPUC approval of the settlement agreement would result in SCE permanently foregoing cost recovery for $47 million of capital expenditures, which SCE recorded as an impairment of property, plant and equipment in June 2022.

In May 2022, SCE filed a second CSRP application with the CPUC requesting recovery of $59 million of capital expenditures and $28 million of operation and maintenance expenses incurred from May 2021 to December 2021. SCE also proposed review and cost recovery for additional post-implementation CSRP costs incurred from January 2022 through December 2024 in the 2025 GRC filing.

2023 FERC Formula Rate Annual Update

In June 2022, SCE provided its preliminary 2023 annual transmission revenue requirement update to interested parties. The update reflects a $96 million decrease in SCE's transmission revenue requirement of $1.3 billion or 6.8% lower than amounts included in the 2022 annual rates. The decrease is primarily due to lower undercollections based on actual 2021 costs, lower administrative and general expenses related to the timing of inclusion of wildfire-related claims recovery in transmission revenue requirements and lower transmission operation and maintenance expenses related to vegetation management and inspections and maintenance included in transmission revenue requirements. SCE expects to file its 2023 annual update with the FERC by December 1, 2022 with the proposed rates effective January 1, 2023.

2022 California Arrearage Payment Program ("CAPP 2022")

In June 2022, California's state assembly passed legislation to authorize, fund and implement the CAPP 2022, which is expected to reduce customer arrearages for certain residential customers of California's investor owned utilities (“IOUs”) by up to $1.0 billion. The CAPP 2022 funds have not yet been allocated between the IOUs, SCE received approximately 30% of funding allocated to the IOUs under the initial California Arrearage Payment Program, approved in 2021. To the extent SCE's uncollectibles expenses are offset by the CAPP 2022, recovery will not be sought through other mechanisms.

Capital Investment Plan

Riverside Transmission Reliability Project

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

In May 2022, the Riverside City Council voted to review and advise on alternatives to the CPUC approved project, which could include other technologies or undergrounding. SCE has suspended all major activities on the project until SCE obtains more clarity on whether Riverside intends to proceed with the project as licensed or pursue an alternative approach. SCE is currently assessing the impacts any potential revisions may have on the total direct expenditures and the scheduled in-service date for the project. No change has currently been reflected in the capital expenditures table above.

Mesa Substation Project

The Mesa Substation Project consists of replacing the existing 220 kV Mesa Substation with a new 500/220 kV substation. The Mesa Substation Project will address reliability concerns by providing additional transmission import capability, allowing greater flexibility in the siting of new generation, and reducing the total amount of new generation required to meet local reliability needs in the Western Los Angeles Basin area. The 500 kV substation went into service in the second quarter of 2022.

SCE Dividends

As discussed in the 2021 Form 10-K, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders. The CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude, until May 7, 2022, from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. In April 2022, SCE filed an application to extend the waiver of compliance with its equity ratio requirement and the permitted exclusion. Under the CPUC's rules, SCE is not deemed to be in violation of the equity ratio requirement while the waiver application is pending resolution.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at June 30, 2022 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2022, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

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

(in millions)
Collateral posted as of June 30, 2022[1]	$198
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	96
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movement[3]	80
Posted and potential collateral requirements	$374
[1]

Net collateral provided to counterparties and other brokers consisted of $168 million in letters of credit and surety bonds and $30 million of cash collateral, which was offset against derivative liabilities. In addition, SCE was required to post an additional $50 million cash collateral due to margin requirements on gas and power positions, which was accrued as of June 30, 2022 and posted on July 1, 2022.

[2]

Represents potential collateral requirements for accounts payable and market-to-market valuation at June 30, 2022. Requirement varies throughout the period and is generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2022 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

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

At June 30, 2022, Edison International Parent had cash on hand of $56 million.

At June 30, 2022 Edison International Parent had $3 million outstanding commercial paper, net of discount, at a weighted- average interest rate of 2.10% supported by the $1.5 billion revolving credit facility. In May 2022, Edison International Parent extended its credit facility through May 2026, pursuant to an option to extend, and may extend its credit facility for one additional year with the lenders' approval. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained.

Edison International plans to issue securities containing $300 million to $400 million of equity content as viewed by rating agencies in 2022, to support SCE's capital investment needs and SCE maintaining the common equity component of its capital structure, after CPUC allowed exclusions, at 52% on a weighted average basis over the Capital Structure Compliance Period. In April 2022, Edison International Parent borrowed $600 million under a term loan agreement due in April 2023.

The term loan provides Edison International with the flexibility to defer its planned issuance to 2023, depending on market conditions. For further information, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the 2021 MD&A and "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At June 30, 2022, Edison International's consolidated debt to total capitalization ratio was 0.62 to 1.

At June 30, 2022, Edison International Parent was in compliance with all financial covenants that affect access to capital.

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

Net Operating Loss and Tax Credit Carryforwards

Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. A sale of the wind projects is expected to be consummated in the third quarter of 2022 following regulatory approval. The sale and cancellation of debt is expected to utilize approximately $115 million of tax attributes previously generated by the Capistrano entities. Remaining tax attributes not utilized in 2022 will be available for the Edison International consolidated group to utilize in the future. When the remaining Capistrano tax attributes are used in the future by Edison International, payments will be made to those entities under a tax allocation agreement.

Historical Cash Flows

SCE

	Six months ended June 30,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$1,317	$(1,283)
Net cash provided by financing activities	1,096	3,689
Net cash used in investing activities	(2,626)	(2,411)
Net decrease in cash, cash equivalents and restricted cash	$(213)	$(5)

Net Cash Provided by (Used in) Operating Activities

The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2022 and 2021.

	Six months ended June 30,		Change in cash flows
(in millions)	2022	2021	2022/2021
Net income	$500	$708
Non-cash items[1]	1,326	1,189
Subtotal	1,826	1,897	$(71)
Changes in cash flow resulting from working capital[2]	(136)	(309)	173
Regulatory assets and liabilities	372	(574)	946
Wildfire related claims[3]	(609)	(2,852)	2,243
Other noncurrent assets and liabilities[4]	(136)	555	(691)
Net cash provided by (used in) operating activities	$1,317	$(1,283)	$2,600
1	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other income, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, prepaid expenses, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.
3	Amounts primarily related to payments for 2017/2018 Wildfire/Mudslide Events of $1.2 billion and $2.9 billion, for 2022 and 2021, respectively. Amount in 2022 partially offset by an increase in estimated losses of $566 million, including $416 million related to 2017/2018 Wildfire/Mudslide Events and $150 million of other wildfires.
4	Includes changes in wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

Net cash provided by (used in) operating activities was impacted by the following:

Net income and non-cash items decreased in 2022 by $71 million primarily due to higher charges for wildfire-related claims, net of insurance recoveries, and higher interest expense from increased borrowings, partially offset by higher earnings due to the adoption of the 2021 GRC final decision in the third quarter of 2021.

Net cash outflow for working capital was $136 million and $309 million during the six months ended June 30, 2022 and 2021, respectively. Net cash outflows for 2022 and 2021 were primarily due to net increases in unbilled revenue and customer receivables of $400 million and $523 million, respectively. The 2022 increase in receivables is lower mainly due to $185 million of CAPP funds received in January 2022. Both years' outflows were partially offset by an increase in payables.

Net cash provided by (used in) regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $372 million and $(574) million during the six months ended June 30, 2022 and 2021, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2022

●	Net undercollections of BRRBA increased by $679 million primarily due to $401 million of expense authorized under GRC track 2 for collection in customer rates starting March 2022 over a 36-month period, a revenue requirement of approximately $400 million authorized under GRC track 3 for collection in customer rates starting October 2022 over a 36-month period, and current year undercollections due to actual billed prices lower than forecast due to timing, partially offset by recovery of prior year undercollections, including 2021 GRC authorized additional revenue requirement for the first nine months of 2021 to be collected over a 27-month period starting October 2021.

●	Undercollections decreased by $701 million related to wildfire risk mitigation memorandum and balancing accounts as a result of approval to recover costs in GRC track 2 and track 3, which were transferred to BRRBA for recovery as mentioned above, partially offset by additional wildfire risk mitigation costs incurred.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account ("NSGBA") decreased by $92 million primarily due to recovery of prior PABA and NSGBA undercollections, partially offset by current year undercollections due to higher energy prices.
●	Increased overcollections of $274 million for the public purpose and energy efficiency programs as a result of lower program spending due to timing.
●	Increase in overcollections of $139 million for excess California Department of Water Resources ("DWR") bond and power charges to be refunded to customers over a 12-month period beginning in June 2022.
●	Decreased overcollections of $51 million for GHG revenue related to climate credits provided to customers and various transfers, partially offset by GHG auction revenue received.
●	Undercollections of $55 million related to uncollectible expenses from residential customers.
●	Undercollections of $52 million in the CSRP memorandum account related to CSRP post implementation costs.

2021

●	Net undercollections increased by $43 million primarily driven by current year undercollections due to timing of billing during CSRP implementation, partially offset by recovery of prior year undercollections, including WEMA and GS&RP to be collected over a two-year and one-year period, respectively, starting October 2020.
●	Undercollections of $300 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs.
●	Undercollections of $35 million of revenue requirements related to service restoration and damage repair costs that were tracked in CEMA accounts, primarily due to wildfire events in 2020.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account increased by $22 million primarily due to current year undercollections due to higher gas and power prices, partially offset by recovery of prior PABA and NSGBA undercollections.
●	Net undercollections of $59 million related to customer uncollectible expenses from COVID-19-related memorandum and balancing accounts.
●	Undercollection of $31 million in the CSRP memorandum account related to CSRP implementation costs.

Cash flows (used in) provided by other noncurrent assets and liabilities were primarily related to an increase in wildfire insurance receivables of $139 million in 2022 and recoveries of $708 million in 2021. Cash flow for other noncurrent assets and liabilities also includes payments of decommissioning costs ($73 million in 2022 and $128 million in 2021, respectively), partially offset by SCE's net earnings (losses) from nuclear decommissioning trust investments ($25 million in 2022 and $(15) million in 2021, respectively). See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the six months ended June 30, 2022 and 2021. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Six months ended June 30,
(in millions)	2022	2021
Issuances of long-term debt, including premium/discount and net of issuance costs	$2,949	$3,952
Long-term debt repaid or repurchased	(372)	(991)
Short-term debt (repaid) borrowed, net	(993)	751
Commercial paper repaid, net of borrowing	(499)	(551)
Capital contributions from Edison International Parent	700	1,225
Payment of common stock dividends to Edison International	(650)	(650)
Payment of preference stock dividends	(57)	(53)
Other	18	6
Net cash provided by financing activities	$1,096	$3,689

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to capital expenditures related to transmission and distribution investments ($2.7 billion and $2.6 billion for the six months ended June 30, 2022 and 2021, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $65 million and $127 million during the six months ended June 30, 2022 and 2021, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2022	2021
Net cash used in operating activities:
Net earnings (losses) from nuclear decommissioning trust investments	$25	$(15)
SCE's decommissioning costs	(73)	(128)
Net cash provided by investing activities:
Proceeds from sale of investments	2,106	2,542
Purchases of investments	(2,041)	(2,415)
Net cash impact	$17	$(16)

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($73 million and $128 million in 2022 and 2021, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($90 million and $112 million in 2022 and 2021, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Six months ended June 30,
(in millions)	2022	2021
Net cash used in operating activities	$(79)	$(91)
Net cash provided by financing activities	23	93
Net cash used in investing activities	(2)	(1)
Net (decrease) increase in cash and cash equivalents	$(58)	$1

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

●	$79 million and $91 million cash outflow from operating activities in 2022 and 2021, respectively, primarily due to payments relating to interest and operating costs. The 2022 amount is partially offset by an income tax refund received from the California Franchise Tax Board.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Six months ended June 30,
(in millions)	2022	2021
Dividends paid to Edison International common shareholders	$(524)	$(494)
Dividends paid to Edison International preferred shareholders	(46)	—
Dividends received from SCE	650	650
Capital contributions to SCE	(700)	(1,225)
Issuance of preferred stock, net of issuance costs	—	1,235
Issuance of term loan	600	—
Commercial paper financing, net	2	(105)
Other	41	32
Net cash provided by financing activities	$23	$93

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

Commodity Price Risk

SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $32 million and $44 million on SCE's consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of set-off. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At June 30, 2022, SCE's power and gas trading counterparty credit risk exposure was $32 million, all of which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lowest of a counterparty's S&P, Moody's, and Fitch's rating.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, except per-share amounts, unaudited)	2022	2021	2022	2021
Total operating revenue	$4,008	$3,315	$7,976	$6,275
Purchased power and fuel	1,304	1,283	2,341	2,296
Operation and maintenance	1,361	754	2,848	1,595
Wildfire-related claims, net of insurance recoveries	2	—	427	3
Wildfire Insurance Fund expense	53	54	106	107
Depreciation and amortization	601	533	1,184	1,058
Property and other taxes	120	117	246	243
Impairment, net of other operating income	63	(11)	61	(11)
Total operating expenses	3,504	2,730	7,213	5,291
Operating income	504	585	763	984
Interest expense	(271)	(232)	(517)	(449)
Other income	66	76	134	148
Income before income taxes	299	429	380	683
Income tax expense (benefit)	7	68	(48)	32
Net income	292	361	428	651
Preference stock dividend requirements of SCE	25	26	51	53
Preferred stock dividend requirement of Edison International	26	17	52	21
Net income attributable to Edison International common shareholders	$241	$318	$325	$577
Basic earnings per share:
Weighted average shares of common stock outstanding	381	380	381	379
Basic earnings per common share attributable to Edison International common shareholders	$0.63	$0.84	$0.85	$1.52
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	383	380	382	380
Diluted earnings per common share attributable to Edison International common shareholders	$0.63	$0.84	$0.85	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2022	2021	2022	2021
Net income	$292	$361	$428	$651
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	4	2	6	4
Other comprehensive income, net of tax	4	2	6	4
Comprehensive income	296	363	434	655
Less: Comprehensive income attributable to noncontrolling interests	25	26	51	53
Comprehensive income attributable to Edison International	$271	$337	$383	$602

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	June 30,	December 31,
(in millions, unaudited)	2022	2021
ASSETS
Cash and cash equivalents	$122	$390
Receivables, less allowances of $347 and $193 for uncollectible accounts at respective dates	1,547	1,398
Accrued unbilled revenue	1,096	794
Inventory	438	420
Prepaid expenses	50	258
Regulatory assets	2,030	1,778
Wildfire Insurance Fund contributions	204	204
Other current assets	166	249
Total current assets	5,653	5,491
Nuclear decommissioning trusts	4,039	4,870
Marketable securities	6	12
Other investments	52	39
Total investments	4,097	4,921
Utility property, plant and equipment, less accumulated depreciation and amortization of $11,926 and $11,407 at respective dates	51,485	50,497
Nonutility property, plant and equipment, less accumulated depreciation of $106 and $98 at respective dates	210	203
Total property, plant and equipment	51,695	50,700
Receivables, less allowances of $34 and $116 for uncollectible accounts at respective dates	21	122
Regulatory assets (include $845 and $325 related to Variable Interest Entities "VIEs" at respective dates)	7,854	7,660
Wildfire Insurance Fund contributions	2,258	2,359
Operating lease right-of-use assets	1,751	1,932
Long-term insurance receivables	214	75
Other long-term assets	1,502	1,485
Total long-term assets	13,600	13,633
Total assets	$75,045	$74,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	June 30,	December 31,
(in millions, except share amounts, unaudited)	2022	2021
LIABILITIES AND EQUITY
Short-term debt	$1,985	$2,354
Current portion of long-term debt	2,175	1,077
Accounts payable	2,080	2,002
Wildfire-related claims	86	131
Customer deposits	165	193
Regulatory liabilities	523	603
Current portion of operating lease liabilities	607	582
Other current liabilities	1,641	1,667
Total current liabilities	9,262	8,609
Long-term debt (include $823 and $314 related to VIEs at respective dates)	25,143	24,170
Deferred income taxes and credits	5,889	5,740
Pensions and benefits	471	496
Asset retirement obligations	2,837	2,772
Regulatory liabilities	8,376	8,981
Operating lease liabilities	1,144	1,350
Wildfire-related claims	1,169	1,733
Other deferred credits and other long-term liabilities	3,079	3,105
Total deferred credits and other liabilities	22,965	24,177
Total liabilities	57,370	56,956
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares of Series A and 750,000 shares of Series B issued and outstanding at respective dates)	1,977	1,977
Common stock, no par value (800,000,000 shares authorized; 381,397,456 and 380,378,145 shares issued and outstanding at respective dates)	6,129	6,071
Accumulated other comprehensive loss	(48)	(54)
Retained earnings	7,716	7,894
Total Edison International's shareholders' equity	15,774	15,888
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,675	17,789
Total liabilities and equity	$75,045	$74,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2022	2021
Cash flows from operating activities:
Net income	$428	$651
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,216	1,090
Allowance for equity during construction	(61)	(60)
Impairment and other expense (income)	64	(11)
Deferred income taxes	(48)	30
Wildfire Insurance Fund amortization expense	106	107
Other	40	11
Nuclear decommissioning trusts	(65)	(127)
Changes in operating assets and liabilities:
Receivables	(81)	(293)
Inventory	(19)	(3)
Accounts payable	143	128
Tax receivables and payables	58	91
Other current assets and liabilities	(229)	(244)
Regulatory assets and liabilities, net	372	(574)
Wildfire-related insurance receivable	(139)	708
Wildfire-related claims	(609)	(2,852)
Other noncurrent assets and liabilities	62	(26)
Net cash provided by (used in) operating activities	1,238	(1,374)
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $34 and $36 for the respective periods	2,949	3,953
Long-term debt repaid	(372)	(991)
Short-term debt issued	600	2,106
Short-term debt repaid	(993)	(1,355)
Common stock issued	6	25
Preferred stock issued, net	—	1,235
Commercial paper repayments, net of borrowing	(497)	(656)
Dividends and distribution to noncontrolling interests	(57)	(53)
Common stock dividends paid	(524)	(494)
Preferred stock dividends paid	(46)	—
Other	53	12
Net cash provided by financing activities	1,119	3,782
Cash flows from investing activities:
Capital expenditures	(2,708)	(2,593)
Proceeds from sale of nuclear decommissioning trust investments	2,106	2,542
Purchases of nuclear decommissioning trust investments	(2,041)	(2,415)
Other	15	54
Net cash used in investing activities	(2,628)	(2,412)
Net decrease in cash, cash equivalents and restricted cash	(271)	(4)
Cash, cash equivalents and restricted cash at beginning of period	394	89
Cash, cash equivalents and restricted cash at end of period	$123	$85

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2022	2021	2022	2021
Operating revenue	$3,996	$3,306	$7,957	$6,259
Purchased power and fuel	1,304	1,283	2,341	2,296
Operation and maintenance	1,339	735	2,805	1,559
Wildfire-related claims, net of insurance recoveries	2	—	427	3
Wildfire Insurance Fund expense	53	54	106	107
Depreciation and amortization	600	533	1,183	1,057
Property and other taxes	119	117	243	242
Impairment, net of other operating income	64	(11)	62	(11)
Total operating expenses	3,481	2,711	7,167	5,253
Operating income	515	595	790	1,006
Interest expense	(234)	(198)	(447)	(382)
Other income	68	64	139	136
Income before taxes	349	461	482	760
Income tax expense (benefit)	22	76	(18)	52
Net income	327	385	500	708
Less: Preference stock dividend requirements	25	26	51	53
Net income available for common stock	$302	$359	$449	$655

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2022	2021	2022	2021
Net income	$327	$385	$500	$708
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	3	1	4	3
Other comprehensive income, net of tax	3	1	4	3
Comprehensive income	$330	$386	$504	$711

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	June 30,	December 31,
(in millions, unaudited)	2022	2021
ASSETS
Cash and cash equivalents	$66	$279
Receivables, less allowances of $347 and $193 for uncollectible accounts at respective dates	1,538	1,393
Accrued unbilled revenue	1,096	794
Inventory	438	420
Prepaid expenses	50	257
Regulatory assets	2,030	1,778
Wildfire Insurance Fund contributions	204	204
Other current assets	156	222
Total current assets	5,578	5,347
Nuclear decommissioning trusts	4,039	4,870
Other investments	47	34
Total investments	4,086	4,904
Utility property, plant and equipment, less accumulated depreciation and amortization of $11,926 and $11,407 at respective dates	51,485	50,497
Nonutility property, plant and equipment, less accumulated depreciation of $95 and $88 at respective dates	204	196
Total property, plant and equipment	51,689	50,693
Receivables, less allowances of $34 and $116 for uncollectible accounts at respective dates	21	122
Regulatory assets (include $845 and $325 related to VIEs at respective dates)	7,854	7,660
Wildfire Insurance Fund contributions	2,258	2,359
Operating lease right-of-use assets	1,745	1,925
Long-term insurance receivables	95	75
Long-term insurance receivables due from affiliate	119	—
Other long-term assets	1,469	1,453
Total long-term assets	13,561	13,594
Total assets	$74,914	$74,538

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	June 30,	December 31,
(in millions, except share amounts, unaudited)	2022	2021
LIABILITIES AND EQUITY
Short-term debt	$1,382	$2,354
Current portion of long-term debt	1,075	377
Accounts payable	2,078	1,999
Wildfire-related claims	86	131
Customer deposits	165	193
Regulatory liabilities	523	603
Current portion of operating lease liabilities	606	582
Other current liabilities	1,633	1,631
Total current liabilities	7,548	7,870
Long-term debt (include $823 and $314 related to VIEs at respective dates)	23,103	21,733
Deferred income taxes and credits	7,366	7,181
Pensions and benefits	110	111
Asset retirement obligations	2,837	2,772
Regulatory liabilities	8,376	8,981
Operating lease liabilities	1,139	1,343
Wildfire-related claims	1,169	1,733
Other deferred credits and other long-term liabilities	2,929	2,979
Total deferred credits and other liabilities	23,926	25,100
Total liabilities	54,577	54,703
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	7,732	7,033
Accumulated other comprehensive loss	(28)	(32)
Retained earnings	8,520	8,721
Total equity	20,337	19,835
Total liabilities and equity	$74,914	$74,538

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2022	2021
Cash flows from operating activities:
Net income	$500	$708
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,211	1,086
Allowance for equity during construction	(61)	(60)
Impairment and other expense (income)	64	(11)
Deferred income taxes	(19)	51
Wildfire Insurance Fund amortization expense	106	107
Other	25	16
Nuclear decommissioning trusts	(65)	(127)
Changes in operating assets and liabilities:
Receivables	(78)	(288)
Inventory	(19)	(3)
Accounts payable	145	127
Tax receivables and payables	40	91
Other current assets and liabilities	(224)	(236)
Regulatory assets and liabilities, net	372	(574)
Wildfire-related insurance receivable	(139)	708
Wildfire-related claims	(609)	(2,852)
Other noncurrent assets and liabilities	68	(26)
Net cash provided by (used in) operating activities	1,317	(1,283)
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $34 and $36 for the respective periods	2,949	3,952
Long-term debt repaid	(372)	(991)
Short-term debt borrowed	—	2,106
Short-term debt repaid	(993)	(1,355)
Capital contributions from Edison International Parent	700	1,225
Commercial paper repayments, net of borrowing	(499)	(551)
Dividends paid	(707)	(703)
Other	18	6
Net cash provided by financing activities	1,096	3,689
Cash flows from investing activities:
Capital expenditures	(2,708)	(2,591)
Proceeds from sale of nuclear decommissioning trust investments	2,106	2,542
Purchases of nuclear decommissioning trust investments	(2,041)	(2,415)
Other	17	53
Net cash used in investing activities	(2,626)	(2,411)
Net decrease in cash, cash equivalents and restricted cash	(213)	(5)
Cash, cash equivalents and restricted cash at beginning of period	280	56
Cash, cash equivalents and restricted cash at end of period	$67	$51

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

In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

The December 31, 2021 financial statement data was derived from audited financial statements but does not include all disclosures required by GAAP.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	June 30,	December 31,	June 30,	December 31,
(in millions)	2022	2021	2022	2021
Money market funds	$53	$329	$4	$230

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	June 30,	December 31,
(in millions)	2022	2021
Edison International:
Cash and cash equivalents	$122	$390
Short-term restricted cash[1]	1	4
Total cash, cash equivalents and restricted cash	$123	$394
SCE:
Cash and cash equivalents	$66	$279
Short-term restricted cash[1]	1	1
Total cash, cash equivalents and restricted cash	$67	$280
1	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. At June 30, 2022, this included the estimated impacts of the COVID-19 pandemic.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	June 30, 2022				June 30, 2021
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$337	$16	$353		$210	$16	$226
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	20	2	22		12	3	15
Included in operation and maintenance expenses in cost-recovery activities[2]	17	—	17		28	—	28
Deferred to regulatory memorandum accounts	—	—	—		4	—	4
Less: write-offs, net of recoveries	10	1	11		—	3	3
Ending balance	$364	$17	$381	³	$254	$16	$270

	Six months ended				Six months ended
	June 30, 2022				June 30, 2021
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$293	$16	$309	³	$175	$13	$188
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	33	9	42		18	7	25
Included in operation and maintenance expenses in cost-recovery activities[2]	55	—	55		60	—	60
Deferred to regulatory memorandum accounts	3	—	3		6	—	6
Less: write-offs, net of recoveries	20	8	28		5	4	9
Ending balance	$364	$17	$381	³	$254	$16	$270
1	Earning activities is one of SCE's disaggregated revenue sources. See Note 7 for further details.
2	Cost-recovery activities is one of SCE's disaggregated revenue sources. See Note 7 for further details. This portion of costs from the allowance for uncollectible expenses is recovered through the residential uncollectibles balancing account.
3	Approximately $34 million and $116 million of allowance for uncollectible accounts are included in "Long-term account receivables" on Edison International's and SCE's consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2022	2021	2022	2021
Basic earnings per share:
Net income attributable to common shareholders	$241	$318	$325	$577
Net income available to common shareholders	$241	$318	$325	$577
Weighted average common shares outstanding	381	380	381	379
Basic earnings per share	$0.63	$0.84	$0.85	$1.52
Diluted earnings per share:
Net income attributable to common shareholders	$241	$318	$325	$577
Net income available to common shareholders	$241	$318	$325	$577
Net income available to common shareholders and assumed conversions	$241	$318	$325	$577
Weighted average common shares outstanding	381	380	381	379
Incremental shares from assumed conversions	2	—	1	1
Adjusted weighted average shares – diluted	383	380	382	380
Diluted earnings per share	$0.63	$0.84	$0.85	$1.52

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 3,990,270 and 11,327,374 shares of common stock for the three months ended June 30, 2022 and 2021, respectively, and 5,261,914 and 11,369,725 shares of common stock for the six months ended June 30, 2022 and 2021, respectively were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition

Regulatory Proceedings

Cost of Capital

In August 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for 2022 and to reset the related annual cost of capital mechanism that can adjust the authorized cost of capital between SCE's cost of capital proceedings based on changes in Moody's utility bond rate index. In the absence of a decision SCE is continuing to recognize revenue based on its pre-2022 cost of capital, subject to refund. If the CPUC ultimately finds that the cost of capital mechanism adjustment should have been implemented effective January 1, 2022, revenue recorded in the first six months of 2022 would be reduced by approximately $85 million.

FERC 2022 Formula Rate Update

In November 2021, SCE filed its 2022 annual update with the FERC with the proposed rates effective January 1, 2022, subject to settlement procedures and refund. SCE requested an increase in SCE's transmission revenue requirement of $326 million or 30% higher than amounts included in the 2021 annual rates. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first six months of 2022 based on the FERC 2022 annual update rate, subject to refund.

Impairment of Long-Lived Assets

In June 2022, the CPUC issued a decision in track 3 of SCE's 2021 GRC proceeding. As a result of the decision, SCE recorded a $17 million impairment of utility property, plant and equipment which was disallowed by the CPUC, primarily related to the costs associated with vegetation management software purchased by SCE.

In June 2022, SCE and The Utility Reform Network filed a joint motion for CPUC approval of a settlement agreement for SCE's Customer Service Re-platform ("CSRP") proceeding filed in July 2021 for expenditures incurred through April 2021. As a result of the settlement agreement, SCE recorded a $47 million impairment of property, plant and equipment.

New Accounting Guidance

Accounting Guidance Adopted

In November 2021, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to require business entities that account for transactions with a government by analogizing to a grant or contribution accounting model to make certain annual disclosures. Edison International and SCE have adopted this standard on January 1, 2022 using the prospective adoption approach. The adoption of this standard did not have a material impact on Edison International's and SCE's annual disclosure.

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the three and six months ended June 30, 2022:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789
Net income	—	—	—	110	110	26	136
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	12	—	—	12	—	12
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Preferred stock dividend declared ($26.875 per share for Series A and $17.08333 per share for Series B)	—	—	—	(21)	(21)	—	(21)
Dividends to noncontrolling interests ($11.160 - $35.937 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	7	—	—	7	—	7
Balance at March 31, 2022	$1,977	$6,090	$(52)	$7,716	$15,731	$1,901	$17,632
Net income	—	—	—	267	267	25	292
Other comprehensive income	—	—	4	—	4	—	4
Common stock issued, net of issuance cost	—	27	—	—	27	—	27
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Dividends to noncontrolling interests ($14.017 - $35.937 per share for preference stock)	—	—	—	—	—	(25)	(25)
Noncash stock-based compensation	—	12	—	—	12	—	12
Balance at June 30, 2022	$1,977	$6,129	$(48)	$7,716	$15,774	$1,901	$17,675

The following table provides Edison International's changes in equity for the three and six months ended June 30, 2021:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2020	$—	$5,962	$(69)	$8,155	$14,048	$1,901	$15,949
Net income	—	—	—	263	263	27	290
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	21	—	—	21	—	21
Preferred stock issued, net of issuance cost	1,237	—	—	—	1,237	—	1,237
Common stock dividends declared ($0.6625 per share)	—	—	—	(251)	(251)	—	(251)
Preferred stock dividend accrued ($3.434 per share)	—	—	—	(4)	(4)	—	(4)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation	—	6	—	—	6	—	6
Balance at March 31, 2021	$1,237	$5,989	$(67)	$8,163	$15,322	$1,901	$17,223
Net income	—	—	—	335	335	26	361
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	14	—	—	14	—	14
Preferred stock issuance cost	(2)	—	—	—	(2)	—	(2)
Common stock dividends declared ($0.6625 per share)	—	—	—	(252)	(252)	—	(252)
Preferred stock dividend accrued ($13.2882 per share)	—	—	—	(17)	(17)	—	(17)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	10	—	—	10	—	10
Balance at June 30, 2021	$1,235	$6,013	$(65)	$8,229	$15,412	$1,901	$17,313

The following table provides SCE's changes in equity for the three and six months ended June 30, 2022:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835
Net income	—	—	—	—	173	173
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends on preference stock ($11.160 - $35.937 per share)	—	—	—	—	(26)	(26)
Stock-based compensation	—	—	(9)	—	—	(9)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2022	$1,945	$2,168	$7,028	$(31)	$8,542	$19,652
Net income	—	—	—	—	327	327
Other comprehensive income	—	—	—	3	—	3
Capital contribution from Edison International Parent	—	—	700	—	—	700
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock ($14.017 - $35.937 per share)	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	(1)	—	—	(1)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at June 30, 2022	$1,945	$2,168	$7,732	$(28)	$8,520	$20,337

The following table provides SCE's changes in equity for the three and six months ended June 30, 2021:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	900	—	—	900
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock (15.625 - $35.936 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(4)	—	—	(4)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	$1,945	$2,168	$6,286	$(39)	$9,162	$19,522
Net income	—	—	—	—	385	385
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	325	—	—	325
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preferred and preference stock ($15.625 - $35.936 per share for preference stock)	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	—	5	—	—	5
Balance at June 30, 2021	$1,945	$2,168	$6,616	$(38)	$9,196	$19,887

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

Variable Interest in VIEs that are Consolidated

California Assembly Bill 1054 ("AB 1054"), executed on July 12, 2019, requires SCE to exclude from the equity portion of SCE's rate base approximately $1.6 billion in wildfire risk mitigation capital expenditures ("AB 1054 Excluded Capital Expenditures"). SCE Recovery Funding LLC is a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE. SCE Recovery Funding LLC is a VIE and SCE is the primary beneficiary. SCE Recovery Funding LLC was formed in 2021 for the purpose of issuing and servicing securitized bonds related to SCE's AB 1054 Excluded Capital Expenditures.

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

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	June 30,	December 31,
(in millions)	2022	2021
Other current assets	$23	$19
Regulatory assets: Non-current	845	325
Regulatory liabilities: Current	(8)	(14)
Current portion of long-term debt	(32)	(14)
Other current liabilities	(1)	(1)
Long-term debt[1]	(823)	(314)
1	The bondholders have no recourse to SCE.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2021 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,366 MW and 3,889 MW at June 30, 2022 and 2021, respectively, and the amounts that SCE paid to these projects were $126 million and $153 million for the three months ended June 30, 2022 and 2021, respectively, and $207 million and $312 million for the six months ended June 30, 2022 and 2021, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of June 30, 2022 and December 31, 2021 consisted of investments of $220 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended June 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2022
Dividend income	$3	$4	$5	$4	$6
Dividend distributions	3	4	5	4	6
2021
Dividend income	$5	$4	$5	$4	$6
Dividend distributions	5	4	5	4	6

	Six months ended June 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2022
Dividend income	$6	$8	$9	$8	$12
Dividend distributions	6	8	9	8	12
2021
Dividend income	$10	$8	$9	$8	$12
Dividend distributions	10	8	9	8	12

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2022 and December 31, 2021, nonperformance risk was not material for Edison International and SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2022
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$26	$37	$(31)	$32
Money market funds and other	4	22	—	—	26
Nuclear decommissioning trusts:
Stocks[2]	1,548	—	—	—	1,548
Fixed Income[3]	942	1,339	—	—	2,281
Short-term investments, primarily cash equivalents	167	80	—	—	247
Subtotal of nuclear decommissioning trusts[4]	2,657	1,419	—	—	4,076
Total assets	2,661	1,467	37	(31)	4,134
Liabilities at fair value
Derivative contracts	—	64	5	(69)	—
Total liabilities	—	64	5	(69)	—
Net assets	$2,661	$1,403	$32	$38	$4,134

	December 31, 2021
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$26	$49	$(31)	$44
Money market funds and other	230	23	—	—	253
Nuclear decommissioning trusts:
Stocks[2]	1,972	—	—	—	1,972
Fixed Income[3]	1,083	1,607	—	—	2,690
Short-term investments, primarily cash equivalents	102	125	—	—	227
Subtotal of nuclear decommissioning trusts[4]	3,157	1,732	—	—	4,889
Total assets	3,387	1,781	49	(31)	5,186
Liabilities at fair value
Derivative contracts	—	42	5	(47)	—
Total liabilities	—	42	5	(47)	—
Net assets	$3,387	$1,739	$44	$16	$5,186
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 74% and 75% SCE's equity investments were in companies located in the United States at June 30, 2022 and December 31, 2021, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $46 million and $30 million at June 30, 2022 and December 31, 2021, respectively.
4	Excludes net payables of $37 million and $19 million at June 30, 2022 and December 31, 2021, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Fair value of net assets at beginning of period	$39	$91	$44	$108
Sales	(6)	(1)	(6)	(1)
Settlements	(26)	(2)	(29)	(16)
Total realized/unrealized gain (losses) [1,2]	25	(21)	23	(24)
Fair value of net assets at end of period	$32	$67	$32	$67
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2	There were no material transfers into or out of Level 3 during 2022 and 2021.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
June 30, 2022	$37	$5	Auction prices	CAISO CRR auction prices	$(18.87) - $306.31	$1.48
December 31, 2021	49	5	Auction prices	CAISO CRR auction prices	$(18.87) - $43.03	1.46

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

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of $6 million and $12 million in equity investments as of June 30, 2022 and December 31, 2021, respectively and money market funds of $49 million and $99 million at June 30, 2022 and December 31, 2021, respectively, and classified as Level 2 consisted of short-term investments of $6 million at both June 30, 2022 and December 31, 2021. There are no securities classified as Level 3 for Edison International Parent and Other.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	June 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$27,318	$24,917	$25,247	$27,718
SCE	24,178	21,810	22,110	24,375
1	Carrying value is net of debt issuance costs.
2	The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

In January 2022, SCE issued $500 million of 2.75% first and refunding mortgage bonds due in 2032 and $700 million of 3.45% first and refunding mortgage bonds due in 2052. The proceeds were used to finance or refinance eligible sustainable projects.

In May 2022, SCE issued $300 million of 4.20% first and refunding mortgage bonds due in 2025, $600 million of 4.70% first and refunding mortgage bonds due in 2027 and $350 million of 5.45% first and refunding mortgage bonds due in 2052. The proceeds were used to fund the payment of wildfire claims above the amount of insurance proceeds and to repay commercial paper borrowings.

Senior Secured Recovery Bonds

In the first quarter of 2022, SCE Recovery Funding LLC issued $533 million of Senior Secured Recovery Bonds, Series 2022-A, in three tranches ("Recovery Bonds") and used the proceeds to acquire Recovery Property. The three tranches of Recovery Bonds consisted of $100 million, 1.98% with final maturity in 2030; $305 million, 2.94% with final maturity in 2044; and $128 million, 3.24% with final maturity in 2048. The Recovery Bonds are payable only from and secured by the Recovery Property. SCE Recovery Funding LLC is consolidated by SCE for financial reporting purposes, however, the Recovery Bonds do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. SCE used the proceeds it received from the sale of Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including the retirement of related debt and financing costs. For further details, see Note 3.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at June 30, 2022:

(in millions, except for rates)
Execution	Termination	Secured Overnight Financing Rate ("SOFR")			Outstanding	Outstanding	Amount
date	date	plus (bps)	Use of proceeds	Commitment	borrowings	letters of credit	available
Edison International Parent
May 2022	May 2026	128	Support commercial paper borrowings and general corporate purposes[1,3]	$1,500	$3	$—	$1,497
Total Edison International Parent:				$1,500	$3	$—	$1,497
SCE
May 2022	May 2026	108	Support commercial paper borrowings and general corporate purposes[2,3]	$3,350	$102	$161	$3,087
Total SCE:				$3,350	$102	$161	$3,087
Total Edison International:				$4,850	$105	$161	$4,584
1	At June 30, 2022, Edison International Parent had $3 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 2.10%.
2	At June 30, 2022, SCE had $102 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 1.98%.
3	In May 2022, Edison International Parent and SCE amended their credit facilities to extend the maturity dates to May 2026, with one additional one year extension option. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Term loan and other short-term debt

In April 2022, Edison International Parent borrowed $600 million under a term loan agreement due in April 2023 that bears interest at either an adjusted term SOFR plus 0.70% or a base rate with no applicable margin. Edison International used the proceeds for general corporate purposes.

In May 2022, SCE amended its green term loan agreement to extend the maturity date from May 2022 to May 2023 and updated the interest rate from LIBOR plus 0.60% to SOFR plus 0.55%. As of June 30, 2022, the outstanding balance on the term loan is $730 million.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies that have credit ratings for SCE, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features were less than $1 million as of June 30, 2022 and December 31, 2021, for which SCE posted no collateral to its counterparties for its derivative liabilities and related outstanding payables for both periods. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2022, SCE would be required to post $3 million of collateral, most of which is related to outstanding payables.

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

	June 30, 2022
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$59	$4	$63	$68	$1	$69	$(6)
Gross amounts offset in the consolidated balance sheets	(30)	(1)	(31)	(30)	(1)	(31)	—
Cash collateral posted and accrued[3]	—	—	—	(38)	—	(38)	38
Net amounts presented in the consolidated balance sheets	$29	$3	$32	$—	$—	$—	$32

	December 31, 2021
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$70	$6	$76	$46	$2	$48	$28
Gross amounts offset in the consolidated balance sheets	(30)	(2)	(32)	(30)	(2)	(32)	—
Cash collateral posted[3]	—	—	—	(16)	—	(16)	16
Net amounts presented in the consolidated balance sheets	$40	$4	$44	$—	$—	$—	$44
1	Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3	At June 30, 2022, SCE posted and accrued $80 million of cash collateral, of which $38 million was offset against derivative liabilities and $42 million was reflected in "Other current asset" on the consolidated balance sheets. At December 31, 2021, SCE posted $65 million of cash, of which $16 million was offset against derivative liabilities and $49 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Realized gains	$129	$15	$110	$127
Unrealized (losses) gains	(88)	16	(35)	10

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	June 30, 2022	December 31, 2021
Electricity options, swaps and forwards	GWh	756	1,869
Natural gas options, swaps and forwards	Bcf	52	58
Congestion revenue rights	GWh	24,301	33,216

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended June 30, 2022			Three months ended June 30, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenue from contracts with customers[1,2]	$1,978	$2,022	$4,000	$1,703	$1,423	$3,126
Alternative revenue programs and other operating revenue[3]	186	(190)	(4)	127	53	180
Total operating revenue	$2,164	$1,832	$3,996	$1,830	$1,476	$3,306

	Six months ended June 30, 2022			Six months ended June 30, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$3,963	$3,397	$7,360	$3,407	$2,618	$6,025
Alternative revenue programs and other operating revenue[3]	468	129	597	190	44	234
Total operating revenue	$4,431	$3,526	$7,957	$3,597	$2,662	$6,259
1	In the absence of a decision on SCE's August 2021 cost of capital application, SCE is continuing to recognize revenue based on its pre-2022 cost of capital, subject to refund. In the absence of a 2021 GRC decision, SCE recognized CPUC revenue in the first and second quarter of 2021 based on the 2020 authorized revenue requirement until SCE received the final 2021 GRC decision in the third quarter of 2021.
2	At June 30, 2022 and December 31, 2021, SCE's receivables related to contracts from customers were $2.6 billion and $2.3 billion, respectively, which include accrued unbilled revenue of $1.1 billion and $794 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Deferred Revenue

In July 2021, Morongo Transmission LLC ("Morongo") paid SCE $400 million for the use of a portion of the West of Devers transmission line transfer capability for a period of 30 years. SCE recognized the entire proceeds as deferred revenue and will amortize deferred revenue from the use of the transfer capability over the 30-year term on a straight-line basis resulting in revenue of $13 million per year. As of June 30, 2022, the deferred revenue is $387 million, of which $13 million and $374 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. For the three months and six months ended June 30, 2022, SCE has recognized revenue of $4 million and $7 million, respectively.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Edison International:
Income from operations before income taxes	$299	$429	$380	$683
Provision for income tax at federal statutory rate of 21%	63	90	80	143
Increase (decrease) in income tax from:
State tax, net of federal benefit	(4)	18	(21)	11
Property-related	(48)	(43)	(93)	(126)
Corporate-owned life insurance cash surrender value	(1)	(3)	(4)	(5)
Other	(3)	6	(10)	9
Total income tax expense (benefit)	$7	$68	$(48)	$32
Effective tax rate	2.3%	15.9%	(12.6)%	4.7%
SCE:
Income from operations before income taxes	$349	$461	$482	$760
Provision for income tax at federal statutory rate of 21%	73	97	101	160
Increase (decrease) in income tax from:
State tax, net of federal benefit	—	19	(13)	15
Property-related	(48)	(43)	(93)	(126)
Corporate-owned life insurance cash surrender value	(1)	(3)	(4)	(5)
Other	(2)	6	(9)	8
Total income tax expense (benefit)	$22	$76	$(18)	$52
Effective tax rate	6.3%	16.5%	(3.7)%	6.8%

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

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Edison International:
Service cost	$30	$34	$60	$68
Non-service cost (benefit)
Interest cost	27	26	54	52
Expected return on plan assets	(57)	(56)	(114)	(112)
Settlement costs[1]	3	—	3	—
Amortization of net loss[2]	1	3	2	6
Regulatory adjustment	2	4	4	8
Total non-service benefit[3]	$(24)	$(23)	$(51)	$(46)
Total expense recognized	$6	$11	$9	$22
SCE:
Service cost	$29	$33	$58	$66
Non-service cost (benefit)
Interest cost	25	24	50	48
Expected return on plan assets	(54)	(53)	(108)	(106)
Settlement costs[1]	3	—	3	—
Amortization of net loss[2]	1	2	2	4
Regulatory adjustment	2	4	4	8
Total non-service benefit[3]	$(23)	$(23)	$(49)	$(46)
Total expense recognized	$6	$10	$9	$20
1	Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. Lump sum payments made in 2022 to SCE executives retiring in 2021 from the Executive Retirement Plan exceeded the estimated service and interest costs, resulting in a partial settlement of that plan. A settlement loss of approximately $3 million ($2 million after-tax) was recorded at SCE in the second quarter of 2022.
2	Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended June 30, 2022 and $4 million and $2 million, respectively, for the six months ended June 30, 2022. The amount reclassified for Edison International and SCE was $3 million and $2 million, respectively, for the three months ended June 30, 2021 and $6 million and $4 million, respectively, for the six months ended June 30, 2021.
3	Included in "Other income" on Edison International's and SCE's consolidated statements of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Service cost	$8	$10	$16	$20
Non-service cost (benefit)
Interest cost	14	14	28	28
Expected return on plan assets	(24)	(27)	(48)	(54)
Amortization of net gain	(12)	(8)	(24)	(16)
Regulatory adjustment	14	11	28	22
Total non-service benefit[1]	$(8)	$(10)	$(16)	$(20)
Total expense	$—	$—	$—	$—
1	Included in "Other income" on Edison International's and SCE's consolidated statements of income.

Note 10. Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Cost		Fair Value
	Longest	June 30,	December 31,	June 30,	December 31,
(in millions)	Maturity Dates	2022	2021	2022	2021
Stocks	—	*	*	$1,548	$1,972
Municipal bonds	2058	$843	$875	905	1,033
Government and agency securities	2067	933	1,095	986	1,212
Corporate bonds	2070	371	386	390	446
Short-term investments and receivables/payables[1]	One-year	200	199	210	207
Total		$2,347	$2,555	$4,039	$4,870
*	Not applicable
1	Short-term investments include $48 million and $37 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by July 1, 2022 and January 3, 2022 as of June 30, 2022 and December 31, 2021, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion and $2.1 billion at June 30, 2022 and December 31, 2021, respectively.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $316 million and $517 million at June 30, 2022 and December 31, 2021, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.7 billion and $4.4 billion at June 30, 2022 and December 31, 2021, respectively.

The following table summarizes the gains and losses for the trust investments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Gross realized gains	$74	$140	$89	$251
Gross realized losses	45	4	61	16
Net unrealized (losses) gains for equity securities	(332)	16	(432)	34

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Edison International's Investments

Edison International holds strategic investments in companies focused on developing electric technologies and services. As of June 30, 2022 and December 31, 2021, these investments consist of $6 million and $12 million of marketable securities, respectively, and $3 million of equity investments without readily determinable fair values for both periods (included as "Other investments" on Edison International's consolidated balance sheets). The unrealized loss for equity investments held is $3 million and $5 million for the three months and six months ended June 30, 2022, respectively, recorded as "Other income" on Edison International's consolidated statement of income. The unrealized gain for equity investments held was $12 million for both three months and six months ended June 30, 2021. For further information, see Note 4 and Note 15.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	June 30,	December 31,
(in millions)	2022	2021
Current:
Regulatory balancing and memorandum accounts	$1,824	$1,591
Power contracts	180	168
Other	26	19
Total current	2,030	1,778
Long-term:
Deferred income taxes, net of liabilities	4,947	4,770
Power contracts	23	71
Unamortized investments, net of accumulated amortization	113	114
Unamortized loss on reacquired debt	115	121
Regulatory balancing and memorandum accounts	1,421	1,897
Environmental remediation	244	242
Recovery assets[1]	845	325
Other	146	120
Total long-term	7,854	7,660
Total regulatory assets	$9,884	$9,438
1	Represents the balance associated with the AB 1054 Excluded Capital Expenditures related Recovery Properties and prudently incurred financing costs securitized with issuance of the associated bond. For further details, see Note 3.

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	June 30,	December 31,
(in millions)	2022	2021
Current:
Regulatory balancing and memorandum accounts	$506	$553
Energy derivatives	—	25
Other	17	25
Total current	523	603
Long-term:
Costs of removal	2,678	2,552
Re-measurement of deferred taxes	2,288	2,315
Recoveries in excess of ARO liabilities[1]	1,275	2,155
Regulatory balancing and memorandum accounts	822	648
Pension and other postretirement benefits	1,289	1,281
Other	24	30
Total long-term	8,376	8,981
Total regulatory liabilities	$8,899	$9,584
1	Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 10 for further discussion.

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	June 30,	December 31,
(in millions)	2022	2021
Asset (liability)
Energy resource recovery account	$(21)	$759
Portfolio allocation balancing account	609	(183)
New system generation balancing account	(31)	73
Public purpose programs and energy efficiency programs	(1,340)	(1,066)
Base revenue requirement balancing account	1,528	849
GRC wildfire mitigation balancing accounts[1]	125	12
Residential uncollectibles balancing account	55	—
Greenhouse gas auction revenue and low carbon fuel standard revenue	(247)	(298)
FERC balancing accounts	(4)	55
Wildfire and drought restoration accounts[2]	308	299
Wildfire-related memorandum accounts[3]	633	1,456
COVID-19-related memorandum accounts	96	94
Customer service re-platform memorandum account[4]	180	128
Tax accounting memorandum account and pole loading balancing account	158	171
Excess bond and power charge balancing account[5]	(139)	—
Other	7	(62)
Asset	$1,917	$2,287
1	The 2021 GRC decision approved the establishment of the vegetation management balancing account ("VMBA") to track vegetation management expenses up to 115% of amounts authorized, the Wildfire Risk Mitigation balancing account ("WRMBA") to track the costs of SCE's Wildfire Covered Conductor Program up to 110% of amounts authorized and the risk management balancing account to track the authorized costs of wildfire insurance. The amount recorded to these balancing accounts represents the difference between costs tracked in the balancing accounts and authorized revenue for those costs recorded to the base revenue requirement balancing account. If spending is less than authorized, SCE will refund those amounts to customers. If spending is within the specified threshold, if any, for each balancing account, SCE will recover those costs from customers. Amounts above the specified threshold, or above amounts authorized if a higher threshold was not established, for each balancing account may be eligible for deferral to wildfire-related memorandum accounts.
2	The wildfire and drought restoration accounts regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account ("CEMA").
3	The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. The Wildfire Mitigation Plan Memorandum Account ("WMPMA") is used to track costs incurred to implement SCE's wildfire mitigation plan that are not currently reflected in SCE's revenue requirements. The Fire Risk Mitigation Memorandum Account ("FRMMA") is used to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's GRCs that are not tracked in any other wildfire-related memorandum account. The balance also includes vegetation management spending in excess of the 115% threshold for the VMBA described above.
4	CSRP memorandum account was established in the 2018 GRC to track costs for implementation of a new customer service system not currently reflected in SCE's revenue requirements. Expenditures for the CSRP project are subject to reasonableness review by the CPUC. Expenditures for the project were significantly higher than originally projected.
5	This balancing account was established in January 2022 to refund customers for excess California Department of Water Resources ("DWR") bond and power charges. The refund began in June 2022 for a 12-month period.

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

Numerous claims related to wildfire events have been initiated against SCE and Edison International. Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events (defined below), which are described below. SCE's equipment has been, and may further be, alleged to be associated with several wildfires that have originated in Southern California subsequent to 2018, including the 2019/2020 Wildfires (defined below) and the Coastal Fire (defined below). Edison International and SCE expect that any losses incurred in connection with each of those post-2018 wildfires will be covered by insurance, subject to self-insured retentions and co-insurance, or third-party receivables, and expect that any such losses after recoveries will not be material.

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

As of June 30, 2022, Edison International and SCE had paid $6.9 billion under executed settlements, had $86 million to be paid under executed settlements and had $0.9 billion of estimated losses for remaining alleged and potential claims and for the SED Agreement (defined below) reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $134 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. Due to the number of uncertainties and possible outcomes related to the 2017/2018 Wildfire/Mudslide Events litigation, Edison International and SCE cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

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

The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. SCE will seek rate recovery of prudently-incurred actual losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for any obligations under the SED Agreement (as defined below). See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.

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

As of June 30, 2022, SCE has also entered into settlements with approximately 8,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020 and 2021, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million and $1.7 billion, respectively, to those individual plaintiffs. In the first and second quarters of 2022 SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $700 million and $400 million, respectively, to those individual plaintiffs.

Edison International and SCE did not admit wrongdoing or liability as part of any of the settlements described above. Other claims and potential claims related to the 2017/2018 Wildfire/Mudslide Events remain. SCE continues to explore reasonable settlement opportunities with other plaintiffs in the outstanding 2017/2018 Wildfire/Mudslide Events litigation.

SED Agreement

In October 2021, SCE and the SED executed an agreement (the "SED Agreement") to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs is comprised of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $375 million of third-party uninsured claims payments. The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. The CPUC initially approved the SED Agreement in December 2021. In response to a legal challenge by The Utility Reform Network, the matter was remanded for further analysis of the factors required to be considered for penalty assessments relative to the SED Agreement. In July 2022, the CPUC issued a revised resolution considering the penalty assessment factors and re-approving the SED Agreement. The deadline for The Utility Reform Network to file an appeal is August 15, 2022. SCE's obligations under the SED Agreement will only commence after CPUC approval of the SED Agreement is final and non-appealable. SCE did not admit imprudence, negligence or liability with respect to the 2017/2018 Wildfire/Mudslide Events in the SED Agreement.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At June 30, 2022 and December 31, 2021, Edison International's and SCE's consolidated balance sheets include fixed payments to be made under executed settlement agreements and accrued estimated losses of $1.0 billion and $1.7 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2021:

(in millions)
Balance at December 31, 2021[1]	$1,734
Increase in accrued estimated losses	416
Amounts paid	(1,171)
Balance at June 30, 2022[2]	$979
1	At December 31, 2021, $131 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2021, the $1,733 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events of $1,603 million and other wildfire-related claims estimates of $130 million.
2	At June 30, 2022, $86 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At June 30, 2022, the $1,169 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $893 million and other wildfire-related claims estimates of $276 million.

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

In total, through June 30, 2022, SCE has accrued estimated losses of $7.9 billion, has paid or agreed to pay approximately $7.0 billion in settlements and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

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

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $60 million of capital expenditures and capital related expenses incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of six 2017 fires, primarily the Thomas and Koenigstein Fires. In August 2021, the CPUC issued a final decision which denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications, and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. As required by the final decision with respect to the other four fires, SCE filed supplemental testimony in November 2021 segregating the restoration costs attributable to each such fire. In June 2022, the CPUC approved SCE's entire request with respect to the other four fires. As of June 30, 2022, SCE has $182 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. SCE continues to incur costs for reconstructing its system and restoring service to structures that were damaged or destroyed by the Thomas, Koenigstein and Woolsey Fires and plans to file additional applications with the CPUC to recover such costs.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $326 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of June 30, 2022, collections have reduced the regulatory assets remaining in the FERC balancing account to $134 million.

2019/2020 Wildfires

Several wildfires significantly impacted portions of SCE's service territory in 2019 and 2020 (the wildfires that originated in Southern California in 2019 and 2020 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "2019/2020 Wildfires"). As of June 30, 2022, Edison International and SCE had estimated losses (established at the lower end of the estimated range of reasonably possible losses) of $269 million, and expected recoveries from insurance of approximately $214 million, reflected on their consolidated balance sheets related to the 2019/2020 Wildfires.

One of the 2019/2020 Wildfires, the "Saddle Ridge Fire," originated in Los Angeles county in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in injuries to 8 individuals and one fatality. An investigation into the cause of the Saddle Ridge Fire is being led by the Los Angeles Fire Department. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not accrued a charge for potential losses relating to the Saddle Ridge Fire.

Another of the 2019/2020 Wildfires, the "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County, California in September 2020. The United States Forest Service ("USFS") has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, 1 commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to 6 firefighters. In addition, the USFS has estimated suppression costs at $80 million. A camera in the vicinity of Cogswell Dam captured the initial stages of a fire with the first observed smoke approximately six minutes before an SCE circuit in the area experienced an anomaly (a relay). An investigation into the cause of the Bobcat Fire is being led by the USFS, and the USFS has taken a specific section of an SCE overhead conductor in the vicinity of Cogswell Dam into possession as part of its investigation. SCE understands that the USFS has also taken three tree branches in the area into possession. The SED is also conducting an investigation of the Bobcat Fire. SCE has accrued material charges for potential losses relating to the Bobcat Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Bobcat Fire and is subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Coastal Fire

The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. In addition, two firefighters reportedly sustained minor injuries. An SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire is being led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Coastal Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not accrued a charge for potential losses relating to the Coastal Fire.

Wildfire Insurance Coverage

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2022 through June 30, 2023, subject to $50 million of self-insured retention and up to approximately $13 million of co-insurance, which results in aggregate net coverage of approximately $937 million. Of this coverage, approximately $835 million is provided by commercial insurers and approximately $102 million is provided by Edison Insurance Services ("EIS"). SCE had approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2021 through June 30, 2022, subject to $50 million of self-insured retention and up to approximately $75 million of co-insurance, which resulted in net coverage of approximately $875 million provided by commercial insurers plus $28 million provided by EIS for part of the policy year.

Various coverage limitations within the policies that make up SCE's wildfire insurance coverage could result in additional material self-insured costs, for instance in the event of multiple wildfire occurrences during a policy period. SCE believes that its insurance coverage for the July 1, 2022 through June 30, 2023 period meets its obligation to maintain reasonable insurance coverage under AB 1054.

SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period, prior to any regulatory deferrals, will be approximately $450 million, of which $357 million is paid to commercial insurance carriers. SCE's wildfire insurance expense for the July 1, 2021 through June 30, 2022 policy period, prior to any regulatory deferrals, was approximately $437 million, of which $413 million was paid to commercial insurance carriers. The difference between the commercial insurance cost and total cost in both policy years was paid in premiums to EIS. Wildfire insurance premiums paid for the July 1, 2021 through June 30, 2022 and July 1, 2022 through June 30, 2023 policy periods are being recovered through customer rates. See Note 17 for further information.

While SCE's cost of obtaining commercial wildfire insurance coverage was lower in 2022 compared to 2021, SCE's cost of obtaining wildfire insurance coverage in recent years is significantly higher than costs incurred prior to the 2017/2018 Wildfire/Mudslide Events due to, among other things, the number of significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. While SCE is required to maintain reasonable insurance coverage under AB 1054, SCE may not be able to obtain a reasonable amount of wildfire insurance, at a reasonable cost, from commercial insurers for future policy periods.

Employment Litigation Matter

In August 2017, Justin Page and Alfredo Martinez, brought a lawsuit against SCE and Edison International in Los Angeles Superior Court ("Page/Martinez Matter"). Both Mr. Page and Mr. Martinez brought claims of retaliation and failure to prevent retaliation based on allegations that while they were employees of SCE they were retaliated against for reporting harassment of various female employees of SCE. Mr. Page additionally claimed that he was subjected to sexual harassment during the course of his employment. In June 2022, a jury found in favor of Mr. Page and Mr. Martinez and awarded them aggregate compensatory damages of $24.6 million and aggregate punitive damages of $440 million. In July 2022 the parties entered into agreements to resolve Mr. Page's and Mr. Martinez's collective claims in the Page/Martinez Matter. Edison International and SCE did not admit wrongdoing or liability as part of the settlement. Edison International and SCE have accrued a liability, net of expected recoveries from insurance, of $23 million as of June 30, 2022.

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

At June 30, 2022, SCE's recorded estimated minimum liability to remediate its 26 identified material sites (sites with a liability balance at June 30, 2022, in which the upper end of the range of expected costs is at least $1 million) was $259 million, including $166 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of June 30, 2022, for which the total minimum recorded liability was $4 million. Of the $263 million total environmental remediation liability for SCE, $244 million has been recorded as a regulatory asset. SCE expects to recover $38 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $206 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $118 million and $9 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next five years are expected to range from $7 million to $27 million. Costs incurred for the six months ended June 30, 2022 and 2021 were $4 million and $5 million, respectively.

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

In January 2021, the Public Advocates Office and The Utility Reform Network provided comments to the CPUC arguing that SCE imprudently managed the program. In March 2021, SCE filed comments arguing that remedies of approximately $21 million are appropriate. In May 2022, the CPUC issued an order directing SCE to show cause as to why SCE should not be required to: (i) refund ratepayer funding for the portion of the program budget associated with light bulbs that were unaccounted for, (ii) refund ESPI awards associated with unaccounted-for light bulbs, and (iii) pay penalties for misrepresenting program progress and results to the CPUC. In June 2022, SCE responded to the order, again arguing that remedies of approximately $21 million are appropriate. In July 2022, the Public Advocates Office and The Utility Reform Network responded to the order requesting: a refund of $33 million of ESPI awards, which includes incentives associated with the Upstream Lighting Program and other energy efficiency programs; a refund of $92 million of incentives paid to manufacturers and associated program administrative costs; $98 million in fines.

SCE has accrued a charge for potential losses relating to the Upstream Lighting Program. The accrued charge corresponds to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Upstream Lighting Program and is subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Note 13. Equity

Common Stock Issuances

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended June 30, 2022, 393,863 shares of common stock were issued as stock compensation awards for net cash receipts of $20 million, 64,531 shares of new common stock were issued in lieu of distributing $5 million to shareholders opting to receive dividend payments in the form of additional common stock and 31,000 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $2 million as dividend payments.

During the six months ended June 30, 2022, 784,832 shares of common stock were issued as stock compensation awards for net cash receipts of $31 million, 136,346 shares of new common stock were issued in lieu of distributing $9 million to shareholders opting to receive dividend payments in the form of additional common stock, 71,000 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $5 million as dividend payments, 14,269 shares of common stock were issued to employees through the Employee Stock Purchase Plan for net cash receipts of $1 million and 12,864 shares of common stock were issued to employees through voluntary cash purchases for net cash receipts of $1 million.

In February 2022, Edison International terminated its "at-the-market" ("ATM") program established in May 2019. Edison International did not issue any shares during 2022 through the ATM program.

Equity Contributions

For both the three and six months ended June 30, 2022, SCE received a total of $700 million in capital contributions from Edison International Parent to support SCE's capital program, maintain the equity portion of SCE's capital structure at authorized levels and for general corporate purposes.

Note 14. Accumulated Other Comprehensive Loss

Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$(52)	$(67)	$(54)	$(69)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	4	2	6	4
Change	4	2	6	4
Ending Balance	$(48)	$(65)	$(48)	$(65)
1	These items are included in the computation of net periodic pension and PBOP Plan expense, including amortization of net loss and settlement costs. See Note 9 for additional information.

SCE's accumulated other comprehensive loss, net of tax, consists of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$(31)	$(39)	$(32)	$(41)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	3	1	4	3
Change	3	1	4	3
Ending Balance	$(28)	$(38)	$(28)	$(38)
1	These items are included in the computation of net periodic pension and PBOP Plan expense, including amortization of net loss and settlement costs. See Note 9 for additional information.

Note 15. Other Income

Other income net of expenses is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
SCE other income (expense):
Equity allowance for funds used during construction	$30	$25	$61	$60
Increase in cash surrender value of life insurance policies and life insurance benefits	6	15	21	25
Interest income	15	1	17	1
Net periodic benefit income – non-service components	31	33	65	66
Civic, political and related activities and donations	(9)	(8)	(18)	(12)
Other	(5)	(2)	(7)	(4)
Total SCE other income	68	64	139	136
Other income (expense) of Edison International Parent and Other:
Net (losses) gains on equity securities	(4)	12	(6)	12
Other	2	—	1	—
Total Edison International other income	$66	$76	$134	$148

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Six months ended June 30,
(in millions)	2022	2021	2022	2021
Cash payments (receipts):
Interest, net of amounts capitalized	$438	$408	$375	$345
Income taxes, net	(60)	(87)	(42)	(87)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	267	252	325	—
Preference stock of SCE	5	—	5	—

SCE's accrued capital expenditures at June 30, 2022 and 2021 were $609 million and $478 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions

SCE has previously purchased wildfire liability insurance from Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International. In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million, from EIS. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $93 million under which EIS provided insurance protection to SCE. SCE will record the premium as insurance expense and will record equal revenue due to customer funding through regulatory cost recovery mechanisms, therefore there will be no earnings impact on SCE's consolidated statement of income. EIS will record the premium as insurance revenue. On the Edison International consolidated statement of income, the EIS insurance revenue will eliminate with SCE's insurance expense, therefore the SCE customer revenues will impact the earnings of Edison International.

The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	June 30,	December 31,
(in millions)	2022	2021
Prepaid insurance[1]	$—	$52
Long-term insurance receivable due from affiliate	119	—
[1]	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS was $40 million and $44 million for the three months ended June 30, 2022 and 2021, and $79 million and $87 million for the six months ended June 30, 2022 and 2021, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2022. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

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

As of July 21, 2022, SCE was aware of approximately 150 currently pending lawsuits, representing approximately 1,500 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 80 of the approximately 150 pending lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have opted to pursue trial outside of the settlement program.

Approximately 30 of the approximately 150 pending lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Many of the Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. A bellwether jury trial previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption caused by the COVID-19 pandemic.

As of July 21, 2022, SCE was aware of approximately 370 currently pending lawsuits, representing approximately 4,500 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Approximately 110 of the 370 lawsuits also name Edison

International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

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

10.1

Term Loan Credit Agreement, dated as of April 8, 2022, among Edison International, the several banks and other financial institutions from time to time parties thereto (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed April 8, 2022)*

10.2

Second Amendment, dated as of May 4, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021, by and among Edison International, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed May 4, 2022)*

10.3

Second Amendment, dated as of May 4, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021, and as supplemented by the Commitment Increase Supplement, dated as of April 30, 2021, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company’s Form  8-K dated and filed May 4, 2022)*

10.4

First Amendment, dated as of May 9, 2022, to the Term Loan Credit Agreement, dated as of May 10, 2021, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto and Royal Bank of Canada, as administrative agent (File No 1-2313, filed as Exhibit 10.1 to Southern California Edison Company’s Form 8-K dated and filed May 9, 2022)*

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

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2022, filed on July 28, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2022, filed on July 28, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kate Sturgess	By:	/s/ Kate Sturgess
	Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 28, 2022	Date:	July 28, 2022