Form 10-Q
period 2022-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2022-11-01
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of October 25, 2022:
Edison International	381,874,674 Shares
Southern California Edison Company	434,888,104 Shares

i

Environmental Proceedings	83
EXHIBITS	84	Part II, Item 6
SIGNATURES	85

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

MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
NERC	North American Electric Reliability Corporation
NRC	Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
Post-2018 Wildfires	collectively, all the wildfires that originated in Southern California after 2018 where SCE's equipment may be alleged to be associated with the fire's ignition
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
RPS	California's Renewables Portfolio Standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SCE Recovery Funding LLC	a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	An agreement dated October 21, 2021 between SCE and the SED
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Subrogation Plaintiffs	the plaintiffs party to the TKM Subrogation Settlement, representing all the insurance subrogation plaintiffs in the TKM litigation at the time of the settlement
TKM Subrogation Settlement	a settlement entered into by Edison International and SCE in September 2020 in the TKM litigation to which the TKM Subrogation Plaintiffs are party
WCCP	Wildfire Covered Conductor Program
WEMA	Wildfire Expense Memorandum Account
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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred as a result of the COVID-19 pandemic, and increased labor and materials costs due to supply chain constraints and inflation;
●	ability of SCE to implement its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
●	risks associated with implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
●	ability of SCE to maintain a valid safety certification;
●	ability to obtain sufficient insurance at a reasonable cost, including insurance relating to wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses from customers or other parties;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, rotating outages and other operational issues (such as issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard established under AB 1054;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;

●	cost and availability of labor, equipment and materials, including as a result of supply chain constraints;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;
●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel and other radioactive material, delays, contractual disputes, and cost overruns;
●	pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, changes in the CAISO's transmission plans, and governmental approvals;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities and effective tax rate;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in the fair value of investments and other assets;
●	changes in interest rates and rates of inflation, including escalation rates (which may be adjusted by public utility regulators);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance the state places on GHG reduction;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;
●	potential for penalties or disallowance for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition; and

●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

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

The MD&A for the nine months ended September 30, 2022 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2021 and as compared to the nine months ended September 30, 2021. This discussion presumes that the reader has read or has access to Edison International's and SCE's MD&A for the calendar year 2021 (the "2021 MD&A"), which was included in the 2021 Form 10-K.

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

	Three months ended			Nine months ended
	September 30,			September 30,
(in millions)	2022	2021	Change	2022	2021	Change
Net (loss) income attributable to Edison International
SCE	$(80)	$(284)	$204	$369	$371	$(2)
Edison International Parent and Other	(48)	(57)	9	(172)	(135)	(37)
Edison International	(128)	(341)	213	197	236	(39)
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(600)	(899)	299	(891)	(909)	18
Wildfire Insurance Fund expense	(39)	(39)	—	(115)	(116)	1
Upstream Lighting Program decision	(64)	—	(64)	(64)	—	(64)
CSRP impairment	—	—	—	(34)	—	(34)
Employment litigation matter, net of recoveries	—	—	—	(16)	—	(16)
GRC track 3 impairment	—	—	—	(12)	—	(12)
Organizational realignment charge	—	—	—	(10)	—	(10)
Disallowed historical capital expenditures in SCE's 2021 GRC decision	—	(47)	47	—	(47)	47
Sale of San Onofre nuclear fuel	—	—	—	—	7	(7)
Edison International Parent and Other
Customer revenues for EIS insurance contract, net of claims	11	—	11	11	—	11
Total non-core items	(692)	(985)	293	(1,131)	(1,065)	(66)
Core earnings (losses)
SCE	623	701	(78)	1,511	1,436	75
Edison International Parent and Other	(59)	(57)	(2)	(183)	(135)	(48)
Edison International	$564	$644	$(80)	$1,328	$1,301	$27

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

Edison International's third quarter 2022 losses decreased $213 million from the third quarter of 2021, resulting from a decrease in SCE's losses of $204 million and a decrease in Edison International Parent and Other's losses of $9 million. SCE's lower net loss consisted of $282 million of lower non-core losses and $78 million of lower core earnings. Edison International's decreased loss was due to $11 million of higher non-core earnings and $2 million of higher core losses. Edison International's earnings for the nine months ended September 30, 2022 decreased $39 million from the nine months ended September 30, 2021, resulting from a decrease in SCE's earnings of $2 million and an increase in Edison International Parent and Other's losses of $37 million. SCE's lower earnings consisted of $77 million of higher non-core losses and $75 million of higher core earnings. Edison International Parent and Other's higher losses consisted of $11 million of higher non-core earnings and $48 million of higher core losses.

The decrease in SCE's core earnings for the three months ended September 30, 2022 from the same period in 2021 was primarily due to an increase in earnings recorded in the third quarter of 2021 on implementation of the 2021 GRC final decision that was retroactive to January 1, 2021, and higher operations and maintenance expenses, partially offset by recognition of return on rate base related to the CSRP decision and an increase of CPUC-related revenue due to the escalation mechanism set forth in the 2021 GRC final decision. The increase in SCE's core earnings for the nine months ended September 30, 2022 from the same periods in 2021 was primarily due to higher CPUC-related revenue due to the escalation mechanism as set forth in the 2021 GRC final decision and recognition of return on rate base related to the CSRP decision, partially offset by higher operation and maintenance expenses and higher interest expense.

The increase in Edison International Parent and Other's core losses for the three months and the nine months ended September 30, 2022 was primarily due to higher preferred dividends.

Consolidated non-core items for the nine months ended September 30, 2022 and 2021 primarily included:

●	Charges of $1.2 billion ($891 million after-tax) recorded in 2022 and $1.2 billion ($909 million after-tax) recorded in 2021 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of expected recoveries from FERC customers. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $160 million ($115 million after-tax) recorded in 2022 and $161 million ($116 million after-tax) recorded in 2021 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" in the 2021 Form 10-K for further information.
●	A charge of $81 million ($64 million after-tax) recorded in 2022 related to the Presiding Officer's Decision ("POD") in September 2022 on SCE's Upstream Lighting Program. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	An impairment charge of $47 million ($34 million after-tax) recorded in 2022 related to SCE's CSRP settlement agreement filed with the CPUC in June 2022. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	A charge of $23 million ($16 million after-tax) recorded in 2022 related to settlement of an employment litigation matter, net of estimated insurance recoveries. SCE and Edison International settled the matter following an atypical jury award. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Employment Litigation Matter" for further information.
●	An impairment charge of $17 million ($12 million after-tax) recorded in 2022 related to historical capital expenditures disallowed in SCE's GRC track 3 final decision. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	A charge of $14 million ($10 million after-tax) recorded in 2022 related to organizational realignment services.

●	An impairment charge of $79 million ($47 million after-tax) recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision.
●	Gains of $10 million ($7 million after-tax) recorded in 2021 for SCE's sale of San Onofre nuclear fuel.
●	Net earnings of $14 million ($11 million after-tax) for Edison International Parent and Other recorded in 2022, which includes earnings of $23 million ($18 million after-tax) related to customer revenues for EIS insurance contract offset by a charge of $9 million ($7 million after-tax) related to expected wildfire claims insured by EIS. See "Notes to Consolidated Financial Statements—Note 17. Related-Party Transactions" and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.

See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.

Cost of Capital Applications

As discussed in the 2021 Form 10-K, in August 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for 2022 and to reset the related annual cost of capital mechanism that can adjust the authorized cost of capital between SCE's cost of capital proceedings based on changes in Moody's utility bond rate index (see "Business—SCE—Overview of Ratemaking Process" in the 2021 Form 10-K for further information on the adjustment mechanism). In December 2021, the CPUC set an initial phase for the proceeding to determine whether extraordinary circumstances warrant a departure from the cost of capital mechanism for 2022 and, if so, whether the CPUC should leave the cost of capital components at pre-2022 levels for the year 2022 or open a second phase to consider alternative proposals. In September 2022, SCE received a proposed decision and an alternate proposed decision, both finding that the extraordinary circumstances do warrant a departure from the cost of capital mechanism for 2022. The proposed decision, if approved, would initiate a second phase to determine the SCE’s cost of capital for 2022. The alternate proposed decision, if approved, would leave SCE's cost of capital at pre-2022 levels and close the proceedings. The outcome of the proceeding is uncertain. In the absence of a decision, SCE is currently recording revenue using the pre-2022 cost of capital, subject to refund.

On April 20, 2022, SCE filed its application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term beginning in 2023 and to reset the related annual cost of capital adjustment mechanism. In September 2022, SCE was permitted to update its costs of long-term debt and preferred equity. Based on the updated projections, SCE is seeking a return on common equity (ROE) of 10.53% (compared to its last authorized ROE of 10.30%), a cost of long-term debt of 4.39%, and a cost of preferred equity of 6.50%. SCE also seeks to maintain its current authorized capital structure, after CPUC-allowed exclusions, of 52% common equity, 43% long-term debt, and 5% preferred equity. Based on the capital structure and cost factors discussed above, SCE's weighted average return on rate base would be 7.69% for 2023. Additionally, SCE has proposed that memorandum and balancing accounts required to be amortized over periods of greater than twelve months should accrue carrying charges at SCE's weighted average cost of capital rather than commercial paper interest rates, which are only applicable to short-term borrowing. If approved, based on SCE's 2021 GRC, including the post-test year ratemaking mechanism, this application would increase SCE's revenue requirements for 2023 by approximately $41 million compared to the cost of capital currently in rates. The CPUC set a schedule for the 2023 cost of capital proceeding that would result in a proposed decision in the fourth quarter of 2022.

Capital Program

Total capital expenditures (including accruals) were $4.1 billion and $3.7 billion for the first nine months ended September 30, 2022 and 2021, respectively.

SCE's capital expenditure forecast reflects planned CPUC-jurisdictional spending including amounts requested in SCE's GRC track 4 filing, WCCP and other programs outlined in SCE's WMP that are above amounts authorized in the 2021 GRC,

CPUC-approved utility owned storage expenditures, and planned FERC capital expenditures. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information on the GRC track 4 filing.

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

SCE's 2022 – 2024 forecast for major capital expenditures is set forth in the table below:

				Total
(in billions)	2022	2023	2024	2022 – 2024
Traditional capital expenditures
Distribution[1]	$4.0	$4.2	$3.9	$12.1
Transmission	0.4	0.5	0.6	1.5
Generation	0.1	0.2	0.2	0.5
Subtotal	4.5	4.9	4.7	14.1
Wildfire mitigation-related capital expenditures	1.2	1.1	1.1	3.4
Total capital expenditures	$5.7	$6.0	$5.8	$17.5
Total capital expenditures using range case discussed above	$5.5	$5.5	$5.2	$16.2
1	Includes forecast expenditures for the utility owned storage projects described below and reflects delays to the original project timelines.

SCE expects to make additional CPUC capital expenditures, the recovery of which will be subject to future regulatory approval. This includes expenditures from the 2025 GRC and non-GRC programs including the Building Electrification Program. These capital expenditures and expected FERC capital expenditures, excluded from the table above, are expected to be in a range of approximately $5.3 billion to $6.8 billion between 2024 and 2025.

Reflected below is SCE's weighted average annual rate base for 2022 – 2024 incorporating authorized CPUC-jurisdictional expenditures including utility owned storage, planned FERC capital expenditures, and planned non-GRC projects or programs.

(in billions)	2022	2023	2024
Rate base for expected capital expenditures	$38.6	$41.9	$44.8
Rate base for expected capital expenditures using range case discussed above	$38.4	$41.2	$43.6

Including programs outlined in SCE's WMP subject to future cost recovery proceedings, rate base associated with wildfire restoration capital expenditures subject to future CEMA applications, and planned expenditures from the 2025 GRC, SCE's weighted average annual rate base could be up to $45.0 billion in 2024 and is expected to be between $46.7 billion and $49.5 billion in 2025.

Utility Owned Storage Projects

In October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory with an aggregate capacity of 537.5 MW and an in-service date of August 1, 2022.

In April 2022, SCE received a force majeure event notice from Ameresco in which Ameresco asserted that both manufacturing delays related to COVID-19 shut-downs in China and new shipping restrictions imposed by Chinese governmental authorities were then impacting the supply of batteries from China necessary for timely completion of the projects. Ameresco subsequently supplemented its force majeure notice noting additional supply chain issues related to COVID-19. SCE is continuing to evaluate the force majeure event notices. If there is a valid force majeure event under the contracts with Ameresco, subject to certain conditions, the project schedules and any related triggers of liquidated damages may be extended, and the contract prices may be increased to account for the impact of the force majeure event.

Permitting delays and engineering issues also impacted the projects. Because Ameresco did not achieve an in-service date of August 1, 2022, SCE is entitled to liquidated damages under the terms of the contracts subject to any relief Ameresco may be entitled to under the contracts, including any relief for a valid force majeure event. Once triggered, liquidated damages accrue daily for up to 60 days up to a maximum of $89 million in aggregate for all three projects.

Because of the delays described above and certain changes requested by SCE, SCE expects all three projects to be in-service prior to the summer of 2023. SCE expects to receive in aggregate approximately $270 million of tax credits available under the Inflation Reduction Act of 2022 for all three projects, which will accrue to the benefit of its customers.

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

Southern California Wildfires and Mudslides

2017/2018 Wildfire/Mudslide Events

As discussed in the 2021 Form 10-K, multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. As of September 30, 2022, in addition to the Local Public Entity Settlement, the TKM Subrogation Settlement and the Woolsey Subrogation Settlement, SCE had entered into settlements with approximately 8,500 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In addition, SCE and the SED executed the SED Agreement in October 2021, and SCE's obligations under the SED Agreement commenced on August 15, 2022, when CPUC approval of the SED Agreement became final and non-appealable.

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. Management’s third quarter 2022 review included a review of information obtained after the statute of limitations for individual plaintiffs for the Woolsey Fire expired, including information regarding the nature of claims remaining in the Woolsey Fire litigation. Management also reviewed information obtained from settling a substantial portion of the claims in the 2017/2018 Wildfire/Mudslide Events litigations, including higher than expected costs to settle claims. As a result of management’s third quarter 2022 review, SCE recorded an $880 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of September 30, 2022, which increase is related to the Woolsey Fire. As a result, SCE also recorded expected recoveries through FERC electric rates of $50 million against the charge, and the resulting net charge to earnings was $830 million ($598 million after-tax).

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed as the mediation process progresses. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation processes, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

Through September 30, 2022, SCE has recorded total estimated losses of $8.8 billion, expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $376 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through September 30, 2022 have been $4.6 billion.

As of September 30, 2022, SCE had paid $7.3 billion under executed settlements and had $237 million to be paid under executed settlements, including $175 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had recovered $2.0 billion through insurance and approximately $213 million through FERC-jurisdictional electric rates.

After giving effect to all payment obligations under settlements entered into through September 30, 2022, including under the SED Agreement, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $1.2 billion. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $163 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek rate recovery of prudently-incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for any obligations under the SED Agreement. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of approximately $6 billion by filing multiple future applications with the CPUC, the first of which SCE anticipates filing in 2023. These filings may be delayed if proceedings related to the 2017/2018 Wildfire/Mudslide Events do not progress as anticipated. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates.

Post-2018 Wildfires

Several wildfires, including the 2019 Saddle Ridge Fire, the 2020 Bobcat Fire, the 2022 Coastal Fire and the 2022 Fairview Fire, have significantly impacted portions of SCE's service territory after 2018.

At September 30, 2022, SCE recorded a $415 million increase in estimated losses for the Post-2018 Wildfires and recorded $253 million in expected insurance recoveries against the charge. In light of the prudency standard the CPUC is required to apply under AB 1054 to utilities holding a safety certificate at the time a wildfire ignited after July 12, 2019, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Post-2018 Wildfires, other than for those already authorized for inclusion in electric rates, are probable of recovery through electric rates. As a result, SCE also recorded total expected recoveries through electric rates of $162 million against the charge accrued at September 30, 2022 related to the Post-2018 Wildfires, resulting in no net charge to earnings.

Through September 30, 2022, SCE has recorded total estimated losses (established at the lower end of the estimated range of reasonably possible losses) of $689 million, expected recoveries from insurance of $467 million and expected recoveries through electric rates of $166 million related to the Post-2018 Wildfires. The after-tax net charges to earnings recorded for the Post-2018 Wildfires through September 30, 2022 have been $40 million. Expected recoveries from insurance recorded for the Post-2018 Wildfires are supported by SCE's insurance coverage for multiple policy years. While Edison International and SCE may incur material losses in excess of the amounts accrued for each of the Post-2018 Wildfires, Edison International and SCE expect that any losses incurred in connection with any such fire will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after expected recoveries from insurance will not be material.

PSPS

As discussed in the 2021 Form 10-K, SCE uses PSPS to proactively de-energize power lines as a last resort to mitigate the risk of catastrophic wildfires during extreme weather events. The CPUC may assess penalties on SCE if it finds that SCE has not executed PSPS in compliance with applicable rules and regulations. In June 2022, the SED issued an Administrative Enforcement Order ("AEO") against SCE proposing penalties of $10 million for alleged noncompliance with customer notification requirements related to PSPS events in 2020. In July 2022, SCE filed a request for a hearing to challenge the allegations of noncompliance and penalty, at which time the requirement to pay the penalty was stayed pending the hearing process. In October 2022, the SED and SCE reached a settlement agreement to resolve the AEO under which SCE agreed to pay $7 million to resolve the AEO. SCE did not admit wrongdoing or liability as part of the settlement. SCE's obligations under the settlement agreement will commence after CPUC approval of the agreement is final and non-appealable. SCE has made and continues to make significant investments and progress in improving its PSPS protocols, including through increased automation of customer notifications.

Safety Certification and Wildfire Mitigation Plan

As discussed in the 2021 Form 10-K, SCE most recently submitted updates to its 2020 – 2022 WMP in February 2022 to, among other things, report on implementation of its plan, describe new and ongoing wildfire mitigation activities and report on its progress on remedying issues identified in an action statement issued by the OEIS in August 2021. In July 2022, the OEIS approved SCE's 2022 updates to its 2020 – 2022 WMP and the CPUC ratified the OEIS approval in August 2022. Consequently, SCE requested a new safety certification in September 2022 and expects a decision on its request in December 2022. SCE's current safety certification will remain valid until OEIS acts on SCE's request for a new safety certification.

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

In May 2022, the CPUC issued an order directing SCE to show cause as to why SCE should not be required to: (i) refund ratepayer funding for the portion of the program budget associated with light bulbs that were unaccounted for, (ii) refund energy efficiency incentive mechanism ("ESPI") awards associated with unaccounted-for light bulbs, and (iii) pay penalties for misrepresenting program progress and results to the CPUC. In September 2022, a Presiding Officer’s Decision ("POD") was issued in the proceeding finding that SCE mismanaged its Upstream Lighting Program from 2017 through 2019 and failed to ensure that efficient light bulbs were tracked and sold as intended by the program design. The POD requires SCE to (i) refund to ratepayers $76.1 million, representing the portion of the program budget associated with light bulbs that could not be accounted for, (ii) refund to ratepayers $6.8 million, representing ESPI awards associated with light bulbs that could not be accounted for, (iii) pay $19.06 million in fines; and (iv) bear the cost of SCE's investigation, approximately $900,000. SCE filed an appeal of the POD in October 2022. The POD will become the final decision of the CPUC when the CPUC makes a decision on the appeal. As of September 30, 2022, SCE has accrued liabilities of $102 million for losses relating to the Upstream Lighting Program.

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended September 30, 2022 versus September 30, 2021

	Three months ended September 30, 2022			Three months ended September 30, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,450	$2,767	$5,217	$2,395	$2,898	$5,293
Purchased power and fuel	—	2,485	2,485	—	2,088	2,088
Operation and maintenance	673	304	977	363	837	1,200
Wildfire-related claims, net of insurance recoveries	880	—	880	1,273	—	1,273
Wildfire Insurance Fund expense	54	—	54	54	—	54
Depreciation and amortization	732	5	737	595	3	598
Property and other taxes	126	2	128	110	1	111
Impairment, net of other operating income	(1)	—	(1)	79	—	79
Total operating expenses	2,464	2,796	5,260	2,474	2,929	5,403
Operating loss	(14)	(29)	(43)	(79)	(31)	(110)
Interest expense	(253)	(5)	(258)	(208)	(3)	(211)
Other income	37	34	71	19	34	53
Loss before taxes	(230)	—	(230)	(268)	—	(268)
Income tax benefit	(177)	—	(177)	(11)	—	(11)
Net loss	(53)	—	(53)	(257)	—	(257)
Less: Preference stock dividend requirements	27	—	27	27	—	27
Net income available for common stock	$(80)	$—	$(80)	$(284)	$—	$(284)
Net income available for common stock			$(80)			$(284)
Less: Non-core expense			(703)			(985)
Core earnings[1]			$623			$701
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $55 million primarily due to the following:
●	SCE recognized $156 million of revenue on CPUC approval of recovery for CSRP-related costs in September 2022 ("the CSRP Decision"). The revenue comprised recovery of $174 million of previously deferred expenses and $48 million of previously unrecognized return on rate base and taxes, offset by $66 million of income tax benefits returned to customers through a balancing account. See "Liquidity and Capital Resources—Regulatory Proceedings" for more information.
●	A decrease of CPUC-related revenue of approximately $6 million from the implementation of the 2021 GRC final decision in the third quarter of 2021, offset by an increase in revenue from the escalation mechanism set forth in the 2021 GRC decision. Upon receipt of the 2021 GRC final decision in August 2021, SCE recorded the retroactive increase to revenues from the first and second quarter, which increased CPUC-related revenue by $102 million in the third quarter of 2021. SCE's authorized revenue attributable to the third quarter increased $96 million in 2022 compared to 2021.
●	A decrease of CPUC-related revenue of $168 million related to higher income tax benefits returned to customers through a balancing account.

●	An increase of other CPUC-related revenue of $78 million related to higher return on rate base included in balancing accounts, franchise fees and uncollectibles due to higher billed revenue and operating expenses recovered through balancing accounts.
●	A decrease in FERC-related revenue and other operating revenue of $5 million primarily due to a lower wildfire-related claims and expenses to be recovered in FERC revenues compared to 2021.
●	Higher operation and maintenance costs of $310 million is primarily due to:
●	Higher expenses of $122 million primarily due to wildfire insurance and vegetation management expenses being presented in cost recovery activities as a result of balancing accounts authorized in the 2021 GRC final decision. In the third quarter of 2021 this included reclassification of expenses from the first and second quarter of 2021.
●	Higher expenses of $95 million related to the POD in September 2022 on SCE's Upstream Lighting Program. This consisted of $76 million of disallowed costs reclassified from cost recovery activities and $19 million of fines. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Higher expenses of $27 million previously deferred and expensed on approval for recovery in the CSRP Decision.
●	Higher uncollectibles expenses of $20 million primarily related to prior period expenses not subject to cost recovery, following a CPUC decision requiring SCE to change its methodology for calculating the portion of uncollectibles expenses incremental to GRC authorized revenues.
●	Higher inspection and maintenance expenses of $13 million.
●	Increased other expenses of $33 million primarily due to franchise fees related to higher billed revenue, higher IT costs and power plant maintenance costs.
●	Lower wildfire-related claims and expenses of $393 million primarily due to a $385 million change in estimated losses related to wildfire claims from the 2017/2018 Wildfire/Mudslide Events in 2021. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Higher depreciation and amortization expense of $137 million primarily due to $134 million of previously deferred expenses expensed on approval for recovery in the CSRP Decision.
●	Lower impairment and other operating income of $80 million primarily due to an impairment charge of $79 million recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision.
●	Higher interest expense of $45 million primarily due to:
●	Higher expense of $19 million primarily due to increased long-term borrowing, including $13 million subject to regulatory cost recovery.
●	Higher expense of $12 million previously deferred and expensed on the CSRP Decision.
●	Higher other interest expense of $14 million primarily due to higher interest rates on short-term debt.
●	Higher other income of $18 million primarily due to a higher interest rate on balancing account undercollections.
●	See "Income Taxes" below for the explanation of $166 million increase in income tax benefits.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $397 million primarily due to higher power and gas price, higher CAISO settlement costs and higher capacity costs, partially offset by lower purchased power volume.
●	Lower operation and maintenance costs of $533 million primarily due to:
●	Lower expenses of $200 million related to vegetation management and $170 million related to wildfire insurance as a result of implementation of the 2021 GRC. See "—Earnings Activities" above.
●	Lower expenses due to $76 million of disallowed costs reclassified to earnings activities related to Upstream Lighting Program. See "—Earnings Activities" above.

Nine months ended September 30, 2022 versus September 30, 2021

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$6,881	$6,293	$13,174	$5,992	$5,560	$11,552
Purchased power and fuel	—	4,826	4,826	—	4,384	4,384
Operation and maintenance	2,252	1,529	3,781	1,493	1,266	2,759
Wildfire-related claims, net of insurance recoveries	1,307	—	1,307	1,276	—	1,276
Wildfire Insurance Fund expense	160	—	160	161	—	161
Depreciation and amortization	1,907	13	1,920	1,651	4	1,655
Property and other taxes	359	12	371	351	2	353
Impairment, net of other operating income	61	—	61	68	—	68
Total operating expenses	6,046	6,380	12,426	5,000	5,656	10,656
Operating income (loss)	835	(87)	748	992	(96)	896
Interest expense	(691)	(15)	(706)	(588)	(5)	(593)
Other income	108	102	210	88	101	189
Income before taxes	252	—	252	492	—	492
Income tax (benefit) expense	(195)	—	(195)	41	—	41
Net income	447	—	447	451	—	451
Less: Preference stock dividend requirements	78	—	78	80	—	80
Net income available for common stock	$369	$—	$369	$371	$—	$371
Net income available for common stock			$369			$371
Less: Non-core expense			(1,142)			(1,065)
Core earnings[1]			$1,511			$1,436
1	See use of non-GAAP financial measures in "Management Overview—Highlights of Operating Results."

Earnings Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $889 million primarily due to the following:
●	SCE recognized $701 million of revenue for wildfire-related expenses that had been deferred prior to 2021 and were authorized for recovery in the GRC track 2 in January 2022 and GRC track 3 in June 2022 ($416 million included in earnings activities, $285 million included in cost-recovery activities). See "Liquidity and Capital Resource—Regulatory Proceedings—2021 General Rate Case" in the 2021 MD&A for more information.
●	An increase of CPUC-related revenue of $281 million primarily due to the escalation mechanism set forth in the 2021 GRC decision.
●	SCE recognized $156 million of revenue on CPUC approval of recovery for CSRP-related costs in September 2022. The revenue comprised recovery of $174 million of previously deferred expenses and $48 million of previously unrecognized return on rate base and taxes, offset by $66 million of income tax benefits returned to customers through a balancing account. See "Liquidity and Capital Resources—Regulatory Proceedings" for more information.
●	A decrease of other CPUC-related revenue of $27 million related to $141 million of higher income tax benefits returned to customers through a balancing account, partially offset by return on rate base and operating expenses subject to balancing accounts and franchise fees.
●	An increase in FERC-related revenue of $24 million primarily due to higher wildfire-related claims and expenses to be recovered in FERC revenues and higher revenue due to rate base growth.
●	An increase in other operating revenue of $39 million primarily due to higher revenue from the Morongo line transfer capability agreement (offset in depreciation and other operating expenses) and higher late payment charges. See "Notes to Consolidated Financial Statements—Note 7. Revenue."
●	Higher operation and maintenance costs of $759 million primarily due to the following:
●	Higher expenses of $404 million subject to balancing account treatment including the approval in the GRC track 2 and GRC track 3 to recover wildfire-related expenses that had been deferred as regulatory assets prior to 2021 (offset in revenue above).
●	Higher expenses of $95 million related to the POD in September 2022 on SCE's Upstream Lighting Program. This consisted of $76 million of disallowed costs reclassified from cost recovery activities and $19 million of fines. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Higher expenses of $45 million related to inspections and maintenance.
●	Higher expenses of $27 million previously deferred and expensed on approval for recovery in the CSRP Decision.
●	Higher uncollectibles expenses of $26 million including prior period expenses not subject to cost recovery, following a CPUC decision requiring SCE to change its methodology for calculating the portion of uncollectibles expenses incremental to GRC authorized revenues.
●	A charge of $23 million related to settlement of an employment litigation matter, net of estimated insurance recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Employment Litigation Matter " for further information.
●	Higher franchise fee expenses of $20 million.

●	Higher expenses of $18 million of wildfire mitigation expenses that were disallowed in the GRC track 3 decision.
●	A charge of $14 million related to organizational realignment services.
●	A $7 million proposed penalty from the CPUC for SCE's operation of PSPS in 2020. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Higher other expenses of $80 million including safety programs related to COVID-19, IT costs and power plant maintenance costs.
●	Higher wildfire-related claims and expenses of $31 million primarily due to higher charges in estimated losses related to wildfire claims from the 2017/2018 Wildfire/Mudslide Events in 2022 compared to 2021.
●	Higher depreciation and amortization expense of $256 million primarily due to $134 million of previously deferred CSRP depreciation and expensed on approval for recovery in the CSRP Decision.
●	Lower impairment and other operating income of $7 million primarily due to an impairment charge of $79 million recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision. Impairments were recorded in 2022 of $17 million related to the CPUC decision in the GRC track 3 proceeding and $47 million related to a settlement agreement between SCE and TURN in the CSRP proceeding. See "Liquidity and Capital Resources—Regulatory Proceedings" for more information.
●	Higher interest expense of $103 million primarily due to:
●	Higher expense of $61 million primarily due to increased long-term borrowing, including $29 million subject to regulatory cost recovery.
●	Higher expense of $30 million due to higher interest rates on short-term debt and balancing account overcollections.
●	Higher expense of $12 million previously deferred and expensed on approval for recovery in the CSRP Decision.
●	Higher other income of $20 million primarily due to a higher interest rate on balancing account undercollections.
●	See "Income Taxes" below for the explanation of $236 million increase in income tax benefits.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $442 million primarily due to higher power and gas price, higher CAISO settlement costs and higher capacity and GHG cost, partially offset by lower purchased power volume.
●	Higher operation and maintenance costs of $263 million primarily due to:
●	Higher expenses of $286 million of GRC track 2 and GRC track 3 wildfire mitigation expenses that had been deferred prior to 2021 and were authorized for recovery in January 2022 and June 2022 respectively. See "—Earnings Activities" above.
●	Higher uncollectible expenses of $109 million primarily due to authorization to recover 2020 and 2021 costs that had been deferred as regulatory assets through the residential uncollectibles balancing account.
●	Lower cost recovery activity expenses due to $76 million of disallowed costs reclassified to earnings activities related to Upstream Lighting Program. See "—Earnings Activities" above.

●	Higher property and other taxes of $10 million due to recovery of property taxes associated with AB 1054 Excluded Capital Expenditures financed through securitization.
●	Higher interest expense of $10 million due to recovery of expenses associated with AB 1054 Excluded Capital Expenditures financed through securitization.

Supplemental Operating Revenue Information

As a result of the CPUC-authorized decoupling mechanism, SCE revenues are not affected by changes in retail electricity sales.

Income Taxes

SCE's income tax benefit increased by $166 million and $236 million for the three and nine months ended September 30, 2022 compared to the same periods in 2021. The increase for the three months and nine months ended September 30, 2022 was primarily driven by a decrease in pre-tax income, an increase in flow through tax benefits and the absence of a one-time charge recorded in the third quarter of 2021. In July of 2021, SCE received the IRS' response to its private letter ruling request, regarding the scope of the deferred tax normalization requirements and the computations required to comply with the average rate assumption method. As a result, SCE's estimate changed and a cumulative reduction in tax benefits was recorded in 2021.

SCE's effective tax rates were (77.0)% and (4.1)% for the three months ended September 30, 2022 and 2021, respectively. SCE's effective tax rates were (77.4)% and 8.3% for the nine months ended September 30, 2022 and 2021, respectively. SCE's effective tax rate is below the federal statutory rate of 21% primarily due to the CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable as segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Edison Energy Group and subsidiaries	$(4)	$(6)	$(10)	$(11)
Corporate expenses and other subsidiaries	(17)	(34)	(83)	(86)
Edison International Parent and Other net loss	$(21)	$(40)	$(93)	$(97)
Preferred stock dividend requirement	27	17	79	38
Edison International Parent and Other net loss attributable to common stock	$(48)	$(57)	$(172)	$(135)

The net loss attributable to common stock from operations of Edison International Parent and Other decreased $9 million for the three months ended September 30, 2022 compared to the same periods in 2021, primarily due to higher unrealized gain on investments and net earnings from revenue and wildfire-related claims expense related to an EIS insurance contract, partially offset by higher preferred dividends. The net loss attributable to common stock from operations of Edison

International Parent and Other increased $37 million for the nine months ended September 30, 2022 compared to the same periods in 2021, primarily due to higher preferred dividends, partially offset by net earnings from revenue and wildfire-related claims expense related to an EIS insurance contract. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" and "Notes to Consolidated Financial Statements—Note 17. Related Party Transactions" for further information.

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

In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market and bank financings, refinancing of existing debt, and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facility to fund cash requirements. SCE expects to issue bonds to finance or refinance eligible sustainable projects. For further information about eligible sustainable projects, see "Liquidity and Capital Resources—SCE" in the 2021 MD&A. SCE also expects to issue additional debt for general corporate purposes and to finance payments for future resolutions of claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE has invested all $1.6 billion of the required AB 1054 Excluded Capital Expenditures. SCE issued securitized bonds in the amounts of $338 million in February 2021 and $533 million in February 2022 to finance a portion of these expenditures. SCE used the proceeds of the February 2022 securitized bonds to partially repay a $1.2 billion term loan and extended the due date of the remaining balance on the term loan to May 2023. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." SCE expects to repay the remaining balance of $730 million prior to the term loan maturing with the proceeds of future securitized bonds. In September 2022, SCE filed an application with the CPUC requesting to securitize the remaining AB 1054 Excluded Capital Expenditures and related financing costs from amounts approved as reasonable in track 1 and track 3 of the 2021 GRC proceeding. For further information, see "—Regulatory Proceedings—Financing Order."

In August 2022, the Inflation Reduction Act 2022 was signed into law. See "—Edison International Parent and Other— Edison International Income Taxes" for a description of the impacts of the legislation on the Edison International consolidated tax group including SCE.

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

Available Liquidity

At September 30, 2022, SCE had cash on hand of $90 million.

At September 30, 2022, SCE had approximately $1.8 billion available under its $3.4 billion revolving credit facility. In May 2022, SCE extended its credit facility through May 2026, pursuant to an option to extend, and may extend its credit facility for one additional year with the lenders' approval. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." At September 30, 2022, SCE had $1.1 billion outstanding commercial paper, net of discount, at a weighted-average interest rate of 3.82%.

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At September 30, 2022, SCE's debt to total capitalization ratio was 0.56 to 1.

At September 30, 2022, SCE was in compliance with all financial covenants that affect access to capital.

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

In June 2022, the CPUC issued a decision that authorized SCE to recover $385 million of incremental operation and maintenance expense and approved $465 million of incremental capital expenditures as reasonable. SCE did not obtain a determination of reasonableness for an additional $197 million of capital expenditures, associated with construction in progress, plant assets and installation of current limiting fuses, portions of which were defective. SCE has the opportunity to support its request for these costs with additional information in future applications.

SCE is seeking recovery of $35 million, after accounting for a $10 million deductible, for vegetation management-related operations and maintenance expenses not approved in this proceeding. These increased costs are tracked in a "Z-Factor" memorandum account for vegetation management line clearance costs related to Senate Bill 247, which went into effect January 1, 2020, and requires that SCE to pay line clearance tree trimmers the prevailing wage of qualified electrical workers.

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

2021 Incremental Wildfire Mitigation and Vegetation Management Cost Application

As discussed in the 2021 Form 10-K, the 2021 GRC decision authorized cost recovery of up to 115% of authorized vegetation management expenses and allowed SCE to record non-covered conductor wildfire mitigation costs that exceeded authorized amounts in two memorandum accounts. Such expenses that exceed the authorized level for 2021 and subsequent years are subject to reasonableness review. In June 2022, SCE filed an application with the CPUC requesting reasonableness review of these incremental costs incurred in 2021 related to non-covered conductor wildfire mitigation and vegetation management activities, requesting a total revenue requirement of approximately $327 million. In October 2022, the CPUC temporarily suspended the procedural schedule for the proceeding to consider whether there is sufficient record in the proceeding to address the issue of whether recorded costs are incremental, reasonable, and properly recoverable.

2021 General Rate Case Track 4

In May 2022, SCE made its 2021 GRC track 4 filing with the CPUC, requesting a revenue requirement of $8.6 billion for 2024. This represents an increase of $972 million compared to SCE's estimated revenue requirement of $7.7 billion for the 2023 attrition year. A significant component of the track 4 revenue requirement request relates to projects previously authorized by the CPUC, including those which were completed and put into service since the 2021 GRC final decision. The other primary drivers of the increase are inflation and SCE's 2024 vegetation management and wildfire mitigation spending forecasts, partially due to a legislatively required wage rate increase. The schedule adopted by the CPUC for the 2021 GRC track 4 filing calls for a proposed decision in the fourth quarter of 2023.

Financing Order

In September 2022, SCE filed its third and final application for an irrevocable order from the CPUC to finance $772 million, comprised of AB1054 Excluded Capital Expenditures, allowed overhead costs and associated financing expenses, through the issuance of securitized bonds. The expenditures consist of $204 million approved in the 2021 GRC track 1 and $465 million approved in the 2021 GRC track 3.

CSRP

In September 2022, the CPUC approved the settlement agreement between SCE and TURN for SCE's CSRP proceeding filed in July 2021 for expenditures incurred through April 2021. The approved settlement agreement allowed SCE to recover $436 million in capital expenditures and $33 million in operation and maintenance expenses, and resulted in a revenue requirement of $388 million through December 2024. Upon approval of the settlement, SCE recognized revenue of $156 million, including recovery of $174 million of previously deferred expenses and $48 million of previously unrecognized return on rate base, offset by $66 million of income tax benefits returned to customers through a balancing account. CPUC approval of the settlement agreement resulted in SCE permanently foregoing cost recovery for $47 million of capital expenditures, which SCE recorded as an impairment of property, plant and equipment in June 2022.

In May 2022, SCE filed a second CSRP application with the CPUC requesting recovery of $59 million of capital expenditures and $28 million of operation and maintenance expenses incurred from May 2021 to December 2021. SCE also proposed review and cost recovery for additional post-implementation CSRP costs incurred from January 2022 through December 2024 in the 2025 GRC filing.

ERRA Trigger Application

SCE's cost-recovery mechanism for its fuel and purchased power-related costs is primarily facilitated in two main balancing accounts, the ERRA and the PABA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. At September 30, 2022, the ERRA and PABA were undercollected by approximately $950 million due to higher gas and power prices. The undercollection in ERRA and PABA at August 31, 2022 resulted in SCE triggering an established mechanism requiring SCE to file an application to advise the CPUC that SCE's undercollections had exceeded the trigger amount (See "Business—Overview of Ratemaking Process" in 2021 Form 10-K, for further information). In light of the concurrent pending 2023 ERRA forecast application, SCE requested to maintain ERRA-related rates at current levels and address the trigger balance in SCE's 2023 ERRA forecast proceeding or consolidate this proceeding with the 2023 ERRA forecast proceeding, in which SCE anticipates to implement new rates in January 2023. SCE expects to finance power procurement-related costs using commercial paper, its credit facilities and other borrowings until rates are adjusted.

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

2022 California Arrearage Payment Program ("CAPP 2022")

In June 2022, California's state assembly passed legislation to authorize, fund and implement the CAPP 2022, which is expected to reduce customer arrearages for certain residential customers of California's investor-owned utilities ("IOUs") by up to $1.0 billion. While the CAPP 2022 funds have not yet been allocated between the IOUs, SCE received approximately 30% of funding allocated to the IOUs under the initial California Arrearage Payment Program, approved in 2021. To the extent SCE's uncollectibles expenses are offset by the CAPP 2022, recovery will not be sought through other mechanisms.

Incremental Uncollectibles Methodology

In October 2022, as part of the 2020 ERRA review proceeding, the CPUC rejected the methodology SCE used to calculate the portion of uncollectibles expense incremental to amounts authorized in SCE's GRC. This led to a disallowance of
$16 million of uncollectibles expense recorded to the residential uncollectible balancing account ("RUBA") in 2020. This decision modifies SCE's methodology for calculating incremental uncollectibles expense to be included in RUBA beginning in the fourth quarter of 2022.

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

In May 2022, the Riverside City Council voted to review and advise on alternatives to the CPUC approved project, which could include other technologies or additional undergrounding that was not included in the CPUC approved project. SCE has suspended all major activities on the project until SCE obtains more clarity on whether Riverside intends to proceed with the project as licensed or pursue an alternative approach. SCE is currently assessing the impacts any potential revisions may have on the total direct expenditures and the scheduled in-service date for the project. The capital expenditures forecast above includes capital expenditures for the Riverside Transmission Reliability Project of $126 million in 2023, $190 million in 2024, and $40 million in 2025.

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

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at September 30, 2022 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2022, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and energy procurement contracts.

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

(in millions)
Collateral posted as of September 30, 2022[1]	$549
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	197
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movement[3]	58
Posted and potential collateral requirements	$804
[1]

Net collateral provided to counterparties and other brokers consisted of $487 million in letters of credit and surety bonds and $62 million of cash collateral, of which $61 million was offset against derivative liabilities. In addition, SCE was required to post an additional $8 million cash collateral due to margin requirements on gas and power positions, which was accrued as of September 30, 2022 and posted on October 3, 2022.

[2]

Represents potential collateral requirements for accounts payable and mark-to-market valuation at September 30, 2022. Requirement varies throughout the period and is generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2022 due to adverse market price movements over the remaining lives of the existing power contracts using a 95% confidence level.

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

At September 30, 2022, Edison International Parent and Other had cash on hand of $142 million.

At September 30, 2022 Edison International Parent had $22 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 3.83% supported by the $1.5 billion revolving credit facility. In May 2022, Edison International Parent extended its credit facility through May 2026, pursuant to an option to extend, and may extend its credit facility for one additional year with the lenders' approval. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained.

Edison International plans to issue securities containing $300 million to $400 million of equity content as viewed by rating agencies in 2022, to support SCE's capital investment needs and SCE maintaining the common equity component of its capital structure, after CPUC allowed exclusions, at 52% on a weighted average basis over the Capital Structure Compliance Period. In April 2022, Edison International Parent borrowed $600 million under a term loan agreement due in April 2023. The term loan provides Edison International with the flexibility to defer its planned issuance to 2023, depending on market conditions. For further information, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the 2021 MD&A and "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." In August 2022, Edison International Parent issued $400 million of senior notes due 2025. The proceeds were used for general corporate purposes. For further information, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." In August 2022, Edison International Parent established a program to sell shares of its common stock with aggregate sales price up to
$500 million, including through designated broker-dealers at prevailing market prices (an at-the-market offering). For further information, see "Notes to Consolidated Financial Statements—Note 13. Equity."

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

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At September 30, 2022, Edison International's consolidated debt to total capitalization ratio was 0.63 to 1.

At September 30, 2022, Edison International Parent was in compliance with all financial covenants that affect access to capital.

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

Edison International Income Taxes

Net Operating Loss and Tax Credit Carryforwards

Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. A sale of the wind projects was consummated in the third quarter of 2022. The sale and cancellation of debt utilized approximately $125 million of tax attributes previously generated by the Capistrano entities. Remaining tax attributes not utilized in 2022 will be available for the Edison International consolidated group to utilize in the future. When the remaining Capistrano tax attributes are used in the future by Edison International, payments will be made to those entities under a tax allocation agreement.

Inflation Reduction Act 2022

In August 2022, the Inflation Reduction Act 2022 was signed into law. The law imposes an alternative minimum tax ("AMT") of 15% if the average annual adjusted financial statement income exceeds $1 billion over a specified 3-year period. Based on current interpretation of the law and Edison International's and SCE’s historical net incomes, Edison International and SCE do not expect to meet this threshold and therefore do not expect to be subject to this AMT in 2023.

The law also includes significant extensions, expansions, and enhancements of numerous energy-related investment tax credits, as well as creating new credits applicable to electricity production which may apply to SCE's capital expenditures. SCE expects to generate investment tax credits related to its utility owned storage projects under the Inflation Reduction Act.

Historical Cash Flows

SCE

	Nine months ended September 30,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$2,158	$(294)
Net cash provided by financing activities	1,757	4,377
Net cash used in investing activities	(4,104)	(3,654)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(189)	$429

Net Cash Provided by (Used in) Operating Activities

The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021.

	Nine months ended September 30,		Change in cash flows
(in millions)	2022	2021	2022/2021
Net income	$447	$451
Non-cash items[1]	1,942	1,904
Subtotal	2,389	2,355	$34
Changes in cash flow resulting from working capital[2]	(1,064)	(953)	(111)
Regulatory assets and liabilities	1,032	(484)	1,516
Wildfire related claims[3]	271	(2,120)	2,391
Proceeds from Morongo Transmission LLC[4]	—	400	(400)
Other noncurrent assets and liabilities[5]	(470)	508	(978)
Net cash provided by (used in) operating activities	$2,158	$(294)	$2,452
1	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other income, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, prepaid expenses, inventory, accounts payable, tax receivables and payables, and other current assets and liabilities.
3	Represents an increase in wildfire estimated losses of $1.9 billion, partially offset by payments of $1.6 billion for 2017/2018 Wildfire/Mudslide Events. 2021 amount represents payment of $3.4 billion for 2017/2018 Wildfire/Mudslide Events, partially offset by an increase in wildfire estimated losses of $1.3 billion.
4	Represents $400 million in proceeds from Morongo Transmission LLC for use of a portion of the West of Devers transmission line in the third quarter of 2021.
5	Includes changes in wildfire-related insurance receivables. Also includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

Net cash provided by (used in) operating activities was impacted by the following:

Net income and non-cash items increased in 2022 by $34 million primarily due to higher CPUC-related revenue due to the escalation mechanism as set forth in the 2021 GRC final decision and recognition of return on rate base related to the CSRP decision, partially offset by higher operation and maintenance expenses and higher interest expense.

Net cash outflow for working capital was $1,064 million and $953 million during the nine months ended September 30, 2022 and 2021, respectively. Net cash outflows for 2022 and 2021 were primarily due to net increases in customer receivables and unbilled revenue of $1.3 billion and $1.2 billion, respectively.

Net cash provided by (used in) regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $1,032 million and $(484) million during the nine months ended September 30, 2022 and 2021, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2022

●	Net undercollections of BRRBA decreased by $159 million primarily due to current year overcollections due to higher sales volume and average rates due to extreme heat in California and recovery of prior year undercollections, including 2021 GRC authorized additional revenue requirement for the first nine months of 2021 to be collected over a 27-month period starting October 2021. These higher collections were partially offset by inclusion in BRRBA of $401 million of expense authorized under GRC track 2 for collection in customer rates starting March 2022 over a 36-month period and a revenue requirement of approximately $400 million authorized under GRC track 3 for collection in customer rates starting October 2022 over a 36-month period.
●	Undercollections decreased by $394 million related to wildfire risk mitigation and restoration memorandum and balancing accounts as a result of approval to recover costs in GRC track 2 and track 3, which were transferred to BRRBA for recovery as mentioned above, partially offset by additional WEMA and wildfire risk mitigation and restoration costs incurred.
●	Net undercollections for ERRA, PABA and the New System Generation Balancing Account ("NSGBA") increased by $298 million primarily due to current year undercollections due to higher energy prices and power purchase load, partially offset by current year overcollections due to higher volume and average rates driven by extreme heat in California and recovery of prior PABA and NSGBA undercollections.
●	Increased overcollections of $537 million for the public purpose and energy efficiency programs primarily due to lower program spending due to timing and increased sales volume.
●	Net overcollection increased by $188 million for the FERC balancing accounts primarily due to current year overcollections due to higher sales volume, recovery of prior year undercollections and lower operating expenses than amounts included in revenue requirements, partially offset by undercollection due to higher wildfire expense.
●	Increase in overcollections of $93 million for excess California Department of Water Resources ("DWR") bond and power charges to be refunded to customers over a 12-month period beginning in June 2022.
●	Increased overcollections of $123 million for GHG revenue related to GHG auction revenue received, partially offset by climate credits provided to customers and various transfers.
●	Undercollections of $112 million related to uncollectible expenses from residential customers.
●	Undercollections of $83 million in the CSRP memorandum account related to deferred CSRP post implementation costs.

2021

●	Net undercollections increased by $162 million primarily driven by adoption of 2021 GRC final decision, including authorized additional revenue requirement for the first nine months of 2021 to be collected over a 27-month period starting October 2021. The undercollections are partially offset by current year overcollection due to higher sales volume and rates, and recovery of prior year undercollections, including WEMA and GS&RP to be collected over a two-year and one-year period, respectively, starting October 2020.

●	Undercollections of $218 million related to wildfire-related expenses that are probable of future recovery from customers, including wildfire risk mitigation costs, insurance premiums, service restoration and damage repair costs, partially offset by authorized revenue to recover certain wildfire insurance expenses and vegetation management expenses as a result of the 2021 GRC final decision.
●	Undercollections of CEMA accounts decreased by $74 million as a result of approval to recover drought restoration costs, which was transferred to BRRBA for recovery, partially offset by additional restoration costs due to wildfire events in 2020.
●	Net overcollections of GHG and low carbon fuel standard revenue increased by $129 million primarily due to receipt of GHG auction revenue, partially offset by climate credits paid to the customer.
●	Net undercollections for ERRA, PABA and NSGBA increased by $105 million primarily due to current year undercollections as a result of higher gas and power prices, partially offset by higher sales load and rates than forecast, and recovery of prior PABA and NSGBA undercollections.
●	Net undercollections of $119 million related to customer uncollectible expenses from COVID-19-related memorandum and balancing accounts.
●	Undercollection of $71 million in the CSRP memorandum account related to CSRP implementation costs.

Cash flows (used in) provided by other noncurrent assets and liabilities were primarily related to an increase in wildfire insurance receivables of $392 million in 2022 and recoveries of $708 million in 2021. Cash flow for other noncurrent assets and liabilities in 2022 includes payments of decommissioning costs of $161 million, partially offset by SCE's net earnings from nuclear decommissioning trust investments of $59 million. The 2021 amount includes payments of decommissioning costs of $191 million and SCE's net losses from nuclear decommissioning trust investments of $20 million. See "Nuclear Decommissioning Activities" below for further discussion.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the nine months ended September 30, 2022 and 2021. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Nine months ended September 30,
(in millions)	2022	2021
Issuances of long-term debt, including premium/discount and net of issuance costs	$2,949	$4,798
Long-term debt repaid or repurchased	(373)	(1,031)
Short-term debt (repaid) borrowed, net	(993)	750
Commercial paper borrowing, net of (repaid)	508	(725)
Capital contributions from Edison International Parent	700	1,308
Payment of common stock dividends to Edison International	(975)	(650)
Payment of preference stock dividends	(83)	(85)
Other	24	12
Net cash provided by financing activities	$1,757	$4,377

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to total capital expenditures ($4.2 billion and $3.9 billion for the nine months ended September 30, 2022 and 2021, respectively). In addition, SCE had a net redemption of nuclear decommissioning trust investments of $81 million and $204 million during the nine months ended September 30, 2022 and 2021, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2022	2021
Net cash used in operating activities:
Net earnings (losses) from nuclear decommissioning trust investments	$59	$(20)
SCE's decommissioning costs	(161)	(191)
Net cash provided by investing activities:
Proceeds from sale of investments	3,120	3,218
Purchases of investments	(3,039)	(3,014)
Net cash impact	$(21)	$(7)

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($161 million and $191 million in 2022 and 2021, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($140 million and $184 million in 2022 and 2021, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Nine months ended September 30,
(in millions)	2022	2021
Net cash used in operating activities	$(46)	$(122)
Net cash provided by financing activities	75	129
Net cash used in investing activities	(1)	—
Net increase in cash, cash equivalents and restricted cash	$28	$7

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

●	$136 million and $122 million cash outflow from operating activities in 2022 and 2021, respectively, primarily due to payments relating to interest and operating costs.
●	$90 million cash inflow from a wildfire insurance premium received by EIS in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Nine months ended September 30,
(in millions)	2022	2021
Dividends paid to Edison International common shareholders	$(787)	$(741)
Dividends paid to Edison International preferred shareholders	(99)	(35)
Dividends received from SCE	975	650
Capital contributions to SCE	(700)	(1,308)
Issuance of preferred stock, net of issuance costs	—	1,235
Long-term debt issuance, net of discount and issuance costs	398	—
Long-term debt repayments	(400)	—
Issuance of term loan	600	—
Commercial paper financing, net	21	290
Other	67	38
Net cash provided by financing activities	$75	$129

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

Commodity Price Risk

SCE records derivative instruments on its consolidated balance sheets as either assets or liabilities measured at fair value unless otherwise exempted from derivative treatment as normal purchases or sales. The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was reflected as a net asset of $54 million and $44 million on SCE's consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively. For further discussion of fair value measurements and the fair value hierarchy, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "— Note 6. Derivative Instruments."

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of set-off. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At September 30, 2022, SCE's power and gas trading counterparty credit risk exposure was $53 million, all of which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lowest of a counterparty's S&P, Moody's, and Fitch's rating.

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

Effect if Different Assumptions Used. Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets, plant investments and/or liabilities would have to be written off against current period earnings. At September 30, 2022, the consolidated balance sheets included regulatory assets of $9.5 billion and regulatory liabilities of $9.1 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.

Application to Post-2018 Wildfires

Management judgment was required to assess the probability of recovery of SCE's losses realized in connection with the Post-2018 Wildfires in excess of available insurance.

The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. On July 12, 2019, AB 1054 clarified that the CPUC must allow recovery of costs and expenses arising from a covered wildfire if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates “serious doubt” as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to dispel that doubt and prove its conduct was prudent. The serious doubt standard in AB 1054 is modeled after the Federal Energy Regulatory Commission’s cost recovery standard. SCE evaluates the probability of recovery for Post-2018 Wildfires in the context of the prudency standard laid out by AB 1054 above. This assessment is made based on SCE’s status as a holder of a valid safety certificate, facts known to date related to the ignition, and any regulatory decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, which as of September 30, 2022 has not been applied by the CPUC to an actual cost recovery application filed by any California IOU. Management’s assessment of the probability of recovery may change, related to changes in any of these factors in the future.

For further discussion of Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the 2021 MD&A.

NEW ACCOUNTING GUIDANCE

New accounting guidance is discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per-share amounts, unaudited)	2022	2021	2022	2021
Total operating revenue	$5,228	$5,299	$13,204	$11,574
Purchased power and fuel	2,485	2,088	4,826	4,384
Operation and maintenance	979	1,222	3,827	2,817
Wildfire-related claims, net of insurance recoveries	889	1,273	1,316	1,276
Wildfire Insurance Fund expense	54	54	160	161
Depreciation and amortization	738	599	1,922	1,657
Property and other taxes	128	113	374	356
Impairment, net of other operating income	(1)	78	60	67
Total operating expenses	5,272	5,427	12,485	10,718
Operating (loss) income	(44)	(128)	719	856
Interest expense	(302)	(245)	(819)	(694)
Other income	85	47	219	195
(Loss) income before income taxes	(261)	(326)	119	357
Income tax (benefit) expense	(187)	(29)	(235)	3
Net (loss) income	(74)	(297)	354	354
Preference stock dividend requirements of SCE	27	27	78	80
Preferred stock dividend requirement of Edison International	27	17	79	38
Net (loss) income attributable to Edison International common shareholders	$(128)	$(341)	$197	$236
Basic (losses) earnings per share:
Weighted average shares of common stock outstanding	382	380	381	380
Basic (losses) earnings per common share attributable to Edison International common shareholders	$(0.33)	$(0.90)	$0.52	$0.62
Diluted (losses) earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	383	380	382	380
Diluted (losses) earnings per common share attributable to Edison International common shareholders	$(0.33)	$(0.90)	$0.52	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2022	2021	2022	2021
Net (loss) income	$(74)	$(297)	$354	$354
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	2	7	6
Other comprehensive income, net of tax	1	2	7	6
Comprehensive (loss) income	(73)	(295)	361	360
Less: Comprehensive income attributable to noncontrolling interests	27	27	78	80
Comprehensive (loss) income attributable to Edison International	$(100)	$(322)	$283	$280

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	September 30,	December 31,
(in millions, unaudited)	2022	2021
ASSETS
Cash and cash equivalents	$232	$390
Receivables, less allowances of $391 and $193 for uncollectible accounts at respective dates	2,259	1,398
Accrued unbilled revenue	1,298	794
Inventory	439	420
Prepaid expenses	278	258
Regulatory assets	1,497	1,778
Wildfire Insurance Fund contributions	204	204
Other current assets	234	249
Total current assets	6,441	5,491
Nuclear decommissioning trusts	3,823	4,870
Marketable securities	7	12
Other investments	70	39
Total investments	3,900	4,921
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,152 and $11,407 at respective dates	52,386	50,497
Nonutility property, plant and equipment, less accumulated depreciation of $109 and $98 at respective dates	213	203
Total property, plant and equipment	52,599	50,700
Receivables, less allowances of $35 and $116 for uncollectible accounts at respective dates	20	122
Regulatory assets (include $840 and $325 related to Variable Interest Entities "VIEs" at respective dates)	8,033	7,660
Wildfire Insurance Fund contributions	2,206	2,359
Operating lease right-of-use assets	1,530	1,932
Long-term insurance receivables	458	75
Other long-term assets	1,522	1,485
Total long-term assets	13,769	13,633
Total assets	$76,709	$74,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	September 30,	December 31,
(in millions, except share amounts, unaudited)	2022	2021
LIABILITIES AND EQUITY
Short-term debt	$3,011	$2,354
Current portion of long-term debt	2,175	1,077
Accounts payable	2,348	2,002
Wildfire-related claims	173	131
Customer deposits	163	193
Regulatory liabilities	702	603
Current portion of operating lease liabilities	541	582
Other current liabilities	1,707	1,667
Total current liabilities	10,820	8,609
Long-term debt (include $823 and $314 related to VIEs at respective dates)	25,145	24,170
Deferred income taxes and credits	5,976	5,740
Pensions and benefits	460	496
Asset retirement obligations	2,785	2,772
Regulatory liabilities	8,348	8,981
Operating lease liabilities	989	1,350
Wildfire-related claims	1,962	1,733
Other deferred credits and other long-term liabilities	2,931	3,105
Total deferred credits and other liabilities	23,451	24,177
Total liabilities	59,416	56,956
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares of Series A and 750,000 shares of Series B issued and outstanding at respective dates)	1,977	1,977
Common stock, no par value (800,000,000 shares authorized; 381,873,341 and 380,378,145 shares issued and outstanding at respective dates)	6,167	6,071
Accumulated other comprehensive loss	(47)	(54)
Retained earnings	7,295	7,894
Total Edison International's shareholders' equity	15,392	15,888
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,293	17,789
Total liabilities and equity	$76,709	$74,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2022	2021
Cash flows from operating activities:
Net income	$354	$354
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,977	1,709
Allowance for equity during construction	(91)	(92)
Impairment and other expense	60	67
Deferred income taxes	(237)	(1)
Wildfire Insurance Fund amortization expense	160	161
Other	50	34
Nuclear decommissioning trusts	(81)	(204)
Proceeds from Morongo Transmission LLC	—	400
Changes in operating assets and liabilities:
Receivables	(807)	(706)
Inventory	(20)	(10)
Accounts payable	363	282
Tax receivables and payables	171	204
Other current assets and liabilities	(681)	(716)
Regulatory assets and liabilities, net	1,032	(484)
Wildfire-related insurance receivable	(383)	707
Wildfire-related claims	271	(2,120)
Other noncurrent assets and liabilities	(26)	(1)
Net cash provided by (used in) operating activities	2,112	(416)
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $36 and $40 for the respective periods	3,347	4,798
Long-term debt repaid	(773)	(1,031)
Short-term debt issued	600	2,105
Short-term debt repaid	(993)	(1,355)
Common stock issued	10	28
Preferred stock issued, net	—	1,235
Commercial paper borrowing (repayments), net	529	(435)
Dividends and distribution to noncontrolling interests	(83)	(85)
Common stock dividends paid	(787)	(741)
Preferred stock dividends paid	(99)	(35)
Other	81	22
Net cash provided by financing activities	1,832	4,506
Cash flows from investing activities:
Capital expenditures	(4,206)	(3,948)
Proceeds from sale of nuclear decommissioning trust investments	3,120	3,218
Purchases of nuclear decommissioning trust investments	(3,039)	(3,014)
Other	20	90
Net cash used in investing activities	(4,105)	(3,654)
Net (decrease) increase in cash, cash equivalents and restricted cash	(161)	436
Cash, cash equivalents and restricted cash at beginning of period	394	89
Cash, cash equivalents and restricted cash at end of period	$233	$525

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2022	2021	2022	2021
Operating revenue	$5,217	$5,293	$13,174	$11,552
Purchased power and fuel	2,485	2,088	4,826	4,384
Operation and maintenance	977	1,200	3,781	2,759
Wildfire-related claims, net of insurance recoveries	880	1,273	1,307	1,276
Wildfire Insurance Fund expense	54	54	160	161
Depreciation and amortization	737	598	1,920	1,655
Property and other taxes	128	111	371	353
Impairment, net of other operating income	(1)	79	61	68
Total operating expenses	5,260	5,403	12,426	10,656
Operating (loss) income	(43)	(110)	748	896
Interest expense	(258)	(211)	(706)	(593)
Other income	71	53	210	189
(Loss) income before taxes	(230)	(268)	252	492
Income tax (benefit) expense	(177)	(11)	(195)	41
Net (loss) income	(53)	(257)	447	451
Less: Preference stock dividend requirements	27	27	78	80
Net (loss) income available for common stock	$(80)	$(284)	$369	$371

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2022	2021	2022	2021
Net (loss) income	$(53)	$(257)	$447	$451
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	2	5	5
Other comprehensive income, net of tax	1	2	5	5
Comprehensive (loss) income	$(52)	$(255)	$452	$456

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	September 30,	December 31,
(in millions, unaudited)	2022	2021
ASSETS
Cash and cash equivalents	$90	$279
Receivables, less allowances of $391 and $193 for uncollectible accounts at respective dates	2,246	1,393
Accrued unbilled revenue	1,298	794
Inventory	439	420
Prepaid expenses	345	257
Regulatory assets	1,497	1,778
Wildfire Insurance Fund contributions	204	204
Other current assets	228	222
Total current assets	6,347	5,347
Nuclear decommissioning trusts	3,823	4,870
Other investments	56	34
Total investments	3,879	4,904
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,152 and $11,407 at respective dates	52,386	50,497
Nonutility property, plant and equipment, less accumulated depreciation of $97 and $88 at respective dates	208	196
Total property, plant and equipment	52,594	50,693
Receivables, less allowances of $35 and $116 for uncollectible accounts at respective dates	20	122
Regulatory assets (include $840 and $325 related to VIEs at respective dates)	8,033	7,660
Wildfire Insurance Fund contributions	2,206	2,359
Operating lease right-of-use assets	1,524	1,925
Long-term insurance receivables	133	75
Long-term insurance receivables due from affiliate	334	—
Other long-term assets	1,490	1,453
Total long-term assets	13,740	13,594
Total assets	$76,560	$74,538

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	September 30,	December 31,
(in millions, except share amounts, unaudited)	2022	2021
LIABILITIES AND EQUITY
Short-term debt	$2,389	$2,354
Current portion of long-term debt	1,475	377
Accounts payable	2,349	1,999
Wildfire-related claims	173	131
Customer deposits	163	193
Regulatory liabilities	702	603
Current portion of operating lease liabilities	540	582
Other current liabilities	1,681	1,631
Total current liabilities	9,472	7,870
Long-term debt (include $823 and $314 related to VIEs at respective dates)	22,707	21,733
Deferred income taxes and credits	7,351	7,181
Pensions and benefits	105	111
Asset retirement obligations	2,785	2,772
Regulatory liabilities	8,348	8,981
Operating lease liabilities	984	1,343
Wildfire-related claims	1,962	1,733
Other deferred credits and other long-term liabilities	2,910	2,979
Total deferred credits and other liabilities	24,445	25,100
Total liabilities	56,624	54,703
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	7,735	7,033
Accumulated other comprehensive loss	(27)	(32)
Retained earnings	8,115	8,721
Total equity	19,936	19,835
Total liabilities and equity	$76,560	$74,538

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2022	2021
Cash flows from operating activities:
Net income	$447	$451
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,971	1,703
Allowance for equity during construction	(91)	(92)
Impairment and other expense	61	68
Deferred income taxes	(197)	39
Wildfire Insurance Fund amortization expense	160	161
Other	38	25
Nuclear decommissioning trusts	(81)	(204)
Proceeds from Morongo Transmission LLC	—	400
Changes in operating assets and liabilities:
Receivables	(801)	(704)
Inventory	(20)	(10)
Accounts payable	367	286
Tax receivables and payables	152	202
Other current assets and liabilities	(762)	(727)
Regulatory assets and liabilities, net	1,032	(484)
Wildfire-related insurance receivable	(392)	707
Wildfire-related claims	271	(2,120)
Other noncurrent assets and liabilities	3	5
Net cash provided by (used in) operating activities	2,158	(294)
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $34 and $40 for the respective periods	2,949	4,798
Long-term debt repaid	(373)	(1,031)
Short-term debt borrowed	—	2,105
Short-term debt repaid	(993)	(1,355)
Capital contributions from Edison International Parent	700	1,308
Commercial paper borrowing (repayments), net	508	(725)
Common stock dividends paid	(975)	(650)
Preference stock dividends paid	(83)	(85)
Other	24	12
Net cash provided by financing activities	1,757	4,377
Cash flows from investing activities:
Capital expenditures	(4,205)	(3,946)
Proceeds from sale of nuclear decommissioning trust investments	3,120	3,218
Purchases of nuclear decommissioning trust investments	(3,039)	(3,014)
Other	20	88
Net cash used in investing activities	(4,104)	(3,654)
Net (decrease) increase in cash, cash equivalents and restricted cash	(189)	429
Cash, cash equivalents and restricted cash at beginning of period	280	56
Cash, cash equivalents and restricted cash at end of period	$91	$485

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

In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	September 30,	December 31,	September 30,	December 31,
(in millions)	2022	2021	2022	2021
Money market funds	$139	$329	$4	$230

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	September 30,	December 31,
(in millions)	2022	2021
Edison International:
Cash and cash equivalents	$232	$390
Short-term restricted cash[1]	1	4
Total cash, cash equivalents and restricted cash	$233	$394
SCE:
Cash and cash equivalents	$90	$279
Short-term restricted cash[1]	1	1
Total cash, cash equivalents and restricted cash	$91	$280
1	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. At September 30, 2022, this included the estimated impacts of the COVID-19 pandemic.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	September 30, 2022				September 30, 2021
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$364	$17	$381		$254	$16	$270
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	12	2	14		9	4	13
Included in operation and maintenance expenses in cost-recovery activities[2]	57	—	57		52	—	52
Deferred to regulatory memorandum accounts	—	—	—		7	—	7
Less: write-offs, net of recoveries	24	2	26		1	3	4
Ending balance	$409	$17	$426	³	$321	$17	$338

	Nine months ended				Nine months ended
	September 30, 2022				September 30, 2021
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$293	$16	$309	³	$175	$13	$188
Plus: current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	45	11	56		27	11	38
Included in operation and maintenance expenses in cost-recovery activities[2]	112	—	112		112	—	112
Deferred to regulatory memorandum accounts	3	—	3		13	—	13
Less: write-offs, net of recoveries	44	10	54		6	7	13
Ending balance	$409	$17	$426	³	$321	$17	$338
1	Earning activities is one of SCE's disaggregated revenue sources. See Note 7 for further details.
2	Cost-recovery activities is one of SCE's disaggregated revenue sources. See Note 7 for further details. This portion of costs from the allowance for uncollectible expenses is recovered through the residential uncollectibles balancing account.
3	Approximately $35 million and $116 million of allowance for uncollectible accounts are included in long-term "Receivables" on Edison International's and SCE's consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2022	2021	2022	2021
Basic earnings per share:
Net (loss) income attributable to common shareholders	$(128)	$(341)	$197	$236
Net (loss) income available to common shareholders	$(128)	$(341)	$197	$236
Weighted average common shares outstanding	382	380	381	380
Basic (loss) earnings per share	$(0.33)	$(0.90)	$0.52	$0.62
Diluted (loss) earnings per share:
Net (loss) income attributable to common shareholders	$(128)	$(341)	$197	$236
Net (loss) income available to common shareholders	$(128)	$(341)	$197	$236
Net (loss) income available to common shareholders and assumed conversions	$(128)	$(341)	$197	$236
Weighted average common shares outstanding	382	380	381	380
Incremental shares from assumed conversions	1	—	1	—
Adjusted weighted average shares – diluted	383	380	382	380
Diluted (loss) earnings per share	$(0.33)	$(0.90)	$0.52	$0.62

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 5,089,280 and 11,315,504 shares of common stock for the three months ended September 30, 2022 and 2021, respectively, and 5,204,369 and 11,351,651 shares of common stock for the nine months ended September 30, 2022 and 2021, respectively were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition

Regulatory Proceedings

Cost of Capital

In August 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for 2022 and to reset the related annual cost of capital mechanism that can adjust the authorized cost of capital between SCE's cost of capital proceedings based on changes in Moody's utility bond rate index. In September 2022, SCE received a proposed decision and an alternate proposed decision, both finding that the extraordinary circumstances warrant a departure from the cost of capital mechanism for 2022. The proposed decision, if approved, would initiate a second phase to determine SCE's cost of capital for 2022. The alternate proposed decision, if approved, would leave SCE's cost of capital at pre-2022 levels and close the proceedings. The outcome of the proceeding is uncertain. In the absence of a decision, SCE is currently recording revenue using the pre-2022 cost of capital, subject to refund.

FERC 2022 Formula Rate Update

In November 2021, SCE filed its 2022 annual update with the FERC with the proposed rates effective January 1, 2022, subject to settlement procedures and refund. SCE requested an increase in SCE's transmission revenue requirement of $326 million or 30% higher than amounts included in the 2021 annual rates. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first nine months of 2022 based on the FERC 2022 annual update rate. On August 2, 2022 SCE made a compliance filing required by FERC indicating that no changes are necessary to 2022 rates. No comments were filed by interested parties.

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

Subsequent Event

In October 2022, Edison Energy acquired an international energy and sustainability consultancy based in the United Kingdom for an initial cash payment of $18 million. Under the terms of the acquisition agreement, the sellers will be entitled to up to 14 million British pounds ($15 million U.S. dollars at September 30, 2022) in additional consideration if certain financial thresholds are achieved after 3 years.

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the nine months ended September 30, 2022:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789
Net income	—	—	—	110	110	26	136
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	12	—	—	12	—	12
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Preferred stock dividend declared ($26.875 per share for Series A and $17.08333 per share for Series B)	—	—	—	(21)	(21)	—	(21)
Dividends to noncontrolling interests ($11.160 - $35.937 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	7	—	—	7	—	7
Balance at March 31, 2022	$1,977	$6,090	$(52)	$7,716	$15,731	$1,901	$17,632
Net income	—	—	—	267	267	25	292
Other comprehensive income	—	—	4	—	4	—	4
Common stock issued, net of issuance cost	—	27	—	—	27	—	27
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Dividends to noncontrolling interests ($14.017 - $35.937 per share for preference stock)	—	—	—	—	—	(25)	(25)
Noncash stock-based compensation	—	12	—	—	12	—	12
Balance at June 30, 2022	$1,977	$6,129	$(48)	$7,716	$15,774	$1,901	$17,675
Net (loss) income	—	—	—	(101)	(101)	27	(74)
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued, net of issuance cost	—	28	—	—	28	—	28
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Preferred stock dividend declared ($26.875 per share for Series A and $25.000 per share for Series B)	—	—	—	(53)	(53)	—	(53)
Dividends to noncontrolling interests ($17.8564 - $35.937 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation	—	10	—	—	10	—	10
Balance at September 30, 2022	$1,977	$6,167	$(47)	$7,295	$15,392	$1,901	$17,293

The following table provides Edison International's changes in equity for the nine months ended September 30, 2021:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2020	$—	$5,962	$(69)	$8,155	$14,048	$1,901	$15,949
Net income	—	—	—	263	263	27	290
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	21	—	—	21	—	21
Preferred stock issued, net of issuance cost	1,237	—	—	—	1,237	—	1,237
Common stock dividends declared ($0.6625 per share)	—	—	—	(251)	(251)	—	(251)
Preferred stock dividend accrued ($3.434 per share)	—	—	—	(4)	(4)	—	(4)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation	—	6	—	—	6	—	6
Balance at March 31, 2021	$1,237	$5,989	$(67)	$8,163	$15,322	$1,901	$17,223
Net income	—	—	—	335	335	26	361
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	14	—	—	14	—	14
Preferred stock issuance cost	(2)	—	—	—	(2)	—	(2)
Common stock dividends declared ($0.6625 per share)	—	—	—	(252)	(252)	—	(252)
Preferred stock dividend accrued ($13.2882 per share)	—	—	—	(17)	(17)	—	(17)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	10	—	—	10	—	10
Balance at June 30, 2021	$1,235	$6,013	$(65)	$8,229	$15,412	$1,901	$17,313
Net (loss) income	—	—	—	(324)	(324)	27	(297)
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	10	—	—	10	—	10
Common stock dividends declared ($0.6625 per share)	—	—	—	(252)	(252)	—	(252)
Preferred stock dividend accrued ($3.4375 per share)				(17)	(17)	—	(17)
Dividends to noncontrolling interests ($15.625 - $35.936 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation and other	—	10	—	—	10		10
Balance at September 30, 2021	$1,235	$6,033	$(63)	$7,636	$14,841	$1,901	$16,742

The following table provides SCE's changes in equity for the nine months ended September 30, 2022:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835
Net income	—	—	—	—	173	173
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends on preference stock ($11.160 - $35.937 per share)	—	—	—	—	(26)	(26)
Stock-based compensation	—	—	(9)	—	—	(9)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2022	$1,945	$2,168	$7,028	$(31)	$8,542	$19,652
Net income	—	—	—	—	327	327
Other comprehensive income	—	—	—	3	—	3
Capital contribution from Edison International Parent	—	—	700	—	—	700
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock ($14.017 - $35.937 per share)	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	(1)	—	—	(1)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at June 30, 2022	$1,945	$2,168	$7,732	$(28)	$8,520	$20,337
Net loss	—	—	—	—	(53)	(53)
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock ($17.8564 - $35.937 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(2)	—	—	(2)
Noncash stock-based compensation and other	—	—	5	—	—	5
Balance at September 30, 2022	$1,945	$2,168	$7,735	$(27)	$8,115	$19,936

The following table provides SCE's changes in equity for the nine months ended September 30, 2021:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
Net income	—	—	—	—	323	323
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	900	—	—	900
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock (15.625 - $35.936 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(4)	—	—	(4)
Noncash stock-based compensation	—	—	3	—	—	3
Balance at March 31, 2021	$1,945	$2,168	$6,286	$(39)	$9,162	$19,522
Net income	—	—	—	—	385	385
Other comprehensive income	—	—	—	1	—	1
Capital contribution from Edison International Parent	—	—	325	—	—	325
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preferred and preference stock ($15.625 - $35.936 per share for preference stock)	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	—	5	—	—	5
Balance at June 30, 2021	$1,945	$2,168	$6,616	$(38)	$9,196	$19,887
Net loss	—	—	—	—	(257)	(257)
Other comprehensive income	—	—	—	2	—	2
Capital contribution from Edison International Parent	—	—	83	—	—	83
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preferred and preference stock ($15.625 - $35.936 per share for preference stock)	—	—	—	—	(27)	(27)
Noncash stock-based compensation and other	—	—	5	—		5
Balance at September 30, 2021	$1,945	$2,168	$6,704	$(36)	$8,587	$19,368

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

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	September 30,	December 31,
(in millions)	2022	2021
Other current assets	$49	$19
Regulatory assets: non-current	840	325
Regulatory liabilities: current	24	14
Current portion of long-term debt	25	14
Other current liabilities	13	1
Long-term debt[1]	823	314
1	The bondholders have no recourse to SCE.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2021 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,901 MW and 3,455 MW at September 30, 2022 and 2021, respectively, and the amounts that SCE paid to these projects were $252 million and $248 million for the three months ended September 30, 2022 and 2021, respectively, and

$460 million and $519 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of September 30, 2022 and December 31, 2021 consisted of investments of $220 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended September 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2022
Dividend income	$2	$4	$4	$4	$6
Dividend distributions	2	4	4	4	6
2021
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6

	Nine months ended September 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2022
Dividend income	$8	$12	$13	$12	$18
Dividend distributions	8	12	13	12	18
2021
Dividend income	$15	$12	$13	$12	$18
Dividend distributions	15	12	13	12	18

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2022 and December 31, 2021, nonperformance risk was not material for Edison International and SCE.

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

Assumptions are made in order to value derivative contracts in which observable inputs are not available. In circumstances where fair value cannot be verified with observable market transactions, it is possible that a different valuation model could produce a materially different estimate of fair value. Modeling methodologies, inputs, and techniques are reviewed and assessed as markets continue to develop and more pricing information becomes available, and the fair value is adjusted when it is concluded that a change in inputs or techniques would result in a new valuation that better reflects the fair value of those derivative contracts. See Note 6 for a discussion of derivative instruments.

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2022
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$15	$55	$(16)	$54
Money market funds and other	4	22	—	—	26
Nuclear decommissioning trusts:
Stocks[2]	1,465	—	—	—	1,465
Fixed Income[3]	839	1,255	—	—	2,094
Short-term investments, primarily cash equivalents	203	112	—	—	315
Subtotal of nuclear decommissioning trusts[4]	2,507	1,367	—	—	3,874
Total assets	2,511	1,404	55	(16)	3,954
Liabilities at fair value
Derivative contracts	—	38	2	(40)	—
Total liabilities	—	38	2	(40)	—
Net assets	$2,511	$1,366	$53	$24	$3,954

	December 31, 2021
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$26	$49	$(31)	$44
Money market funds and other	230	23	—	—	253
Nuclear decommissioning trusts:
Stocks[2]	1,972	—	—	—	1,972
Fixed Income[3]	1,083	1,607	—	—	2,690
Short-term investments, primarily cash equivalents	102	125	—	—	227
Subtotal of nuclear decommissioning trusts[4]	3,157	1,732	—	—	4,889
Total assets	3,387	1,781	49	(31)	5,186
Liabilities at fair value
Derivative contracts	—	42	5	(47)	—
Total liabilities	—	42	5	(47)	—
Net assets	$3,387	$1,739	$44	$16	$5,186
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 75% SCE's equity investments were in companies located in the United States at both September 30, 2022 and December 31, 2021.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $46 million and $30 million at September 30, 2022 and December 31, 2021, respectively.
4	Excludes net payables of $51 million and $19 million at September 30, 2022 and December 31, 2021, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Fair value of net assets at beginning of period	$32	$67	$44	$108
Sales	(1)	(1)	(7)	(2)
Settlements	(25)	(30)	(54)	(46)
Total realized/unrealized gains[1,2]	47	69	70	45
Fair value of net assets at end of period	$53	$105	$53	$105
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2	There were no material transfers into or out of Level 3 during 2022 and 2021.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
September 30, 2022	$55	$2	Auction prices	CAISO CRR auction prices	$(6.28) - $43.32	$0.72
December 31, 2021	49	5	Auction prices	CAISO CRR auction prices	$(18.87) - $43.03	1.46

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

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of $7 million and $12 million in equity investments as of September 30, 2022 and December 31, 2021, respectively and money market funds of $135 million and $99 million at September 30, 2022 and December 31, 2021, respectively, and classified as Level 2 consisted of short-term investments of $3 million and $6 million at September 30, 2022 and December 31, 2021, respectively. There are no securities classified as Level 3 for Edison International Parent and Other.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	September 30, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$27,320	$23,434	$25,247	$27,718
SCE	24,182	20,399	22,110	24,375
1	Carrying value is net of debt issuance costs.
2	The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.

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

In August 2022, Edison International Parent issued $400 million of 4.70% senior notes due in 2025. The proceeds were used for general corporate purposes.

Senior Secured Recovery Bonds

In the first quarter of 2022, SCE Recovery Funding LLC issued $533 million of Senior Secured Recovery Bonds, Series 2022-A, in three tranches ("Recovery Bonds") and used the proceeds to acquire Recovery Property. The three tranches of Recovery Bonds consisted of $100 million, 1.98% with final maturity in 2030; $305 million, 2.94% with final maturity in 2044; and $128 million, 3.24% with final maturity in 2048. The Recovery Bonds are payable only from and secured by the Recovery Property. SCE Recovery Funding LLC is consolidated by SCE for financial reporting purposes; however, the Recovery Bonds do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. SCE used the proceeds it received from the sale of Recovery Property to reimburse itself for previously incurred AB 1054 Excluded Capital Expenditures, including the retirement of related debt and financing costs. For further details, see Note 3.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at September 30, 2022:

(in millions, except for rates)
Execution	Termination	Secured Overnight Financing Rate ("SOFR")			Outstanding	Outstanding	Amount
date	date	plus (bps)	Use of proceeds	Commitment	borrowings	letters of credit	available
Edison International Parent
May 2022	May 2026	128	Support commercial paper borrowings and general corporate purposes[1,3]	$1,500	$22	$—	$1,478
Total Edison International Parent:				$1,500	$22	$—	$1,478
SCE
May 2022	May 2026	108	Support commercial paper borrowings and general corporate purposes[2,3]	$3,350	$1,109	$430	$1,811
Total SCE:				$3,350	$1,109	$430	$1,811
Total Edison International:				$4,850	$1,131	$430	$3,289
1	At September 30, 2022, Edison International Parent had $22 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 3.83%.
2	At September 30, 2022, SCE had $1.1 billion outstanding commercial paper, net of discount, at a weighted-average interest rate of 3.82%.
3	In May 2022, Edison International Parent and SCE amended their credit facilities to extend the maturity dates to May 2026, with one additional one year extension option. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Term loan and other short-term debt

In April 2022, Edison International Parent borrowed $600 million under a term loan agreement due in April 2023 that bears interest at either an adjusted term SOFR plus 0.70% or a base rate with no applicable margin. Edison International used the proceeds for general corporate purposes.

In May 2022, SCE amended its green term loan agreement to extend the maturity date from May 2022 to May 2023 and updated the interest rate from LIBOR plus 0.60% to SOFR plus 0.55%. As of September 30, 2022, the outstanding balance on the term loan is $730 million.

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

Commodity Price Risk

Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE's electricity price exposure arises from energy purchased from and sold to wholesale markets as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities and PPAs. SCE's natural gas price exposure arises from natural gas purchased for the Mountainview power plants and Peaker plants, Qualifying Facilities contracts where pricing is based on a monthly natural gas index and PPAs in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies that have credit ratings for SCE, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features were less than $1 million as of September 30, 2022 and December 31, 2021, for which SCE posted no collateral to its counterparties for its derivative liabilities and related outstanding payables for both periods. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2022, SCE would be required to post $7 million of collateral, most of which is related to outstanding payables.

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

	September 30, 2022
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$62	$8	$70	$40	$—	$40	$30
Gross amounts offset in the consolidated balance sheets	(16)	—	(16)	(16)	—	(16)	—
Cash collateral posted and accrued[3]	—	—	—	(24)	—	(24)	24
Net amounts presented in the consolidated balance sheets	$46	$8	$54	$—	$—	$—	$54

	December 31, 2021
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$70	$6	$76	$46	$2	$48	$28
Gross amounts offset in the consolidated balance sheets	(30)	(2)	(32)	(30)	(2)	(32)	—
Cash collateral posted[3]	—	—	—	(16)	—	(16)	16
Net amounts presented in the consolidated balance sheets	$40	$4	$44	$—	$—	$—	$44
1	Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3	At September 30, 2022, SCE posted and accrued $69 million of cash collateral, of which $24 million was offset against derivative liabilities and $45 million was reflected in "Other current asset" on the consolidated balance sheets. At December 31, 2021, SCE posted $65 million of cash, of which $16 million was offset against derivative liabilities and $49 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Realized gains	$69	$66	$179	$193
Unrealized gains	36	116	1	126

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	September 30, 2022	December 31, 2021
Electricity options, swaps and forwards	GWh	1,038	1,869
Natural gas options, swaps and forwards	Bcf	47	58
Congestion revenue rights	GWh	39,800	33,216

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended September 30, 2022			Three months ended September 30, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenue from contracts with customers[1,2]	$2,350	$3,603	$5,953	$2,260	$2,804	$5,064
Alternative revenue programs and other operating revenue[3]	100	(836)	(736)	135	94	229
Total operating revenue	$2,450	$2,767	$5,217	$2,395	$2,898	$5,293

	Nine months ended September 30, 2022			Nine months ended September 30, 2021
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$6,313	$7,000	$13,313	$5,667	$5,422	$11,089
Alternative revenue programs and other operating revenue[3]	568	(707)	(139)	325	138	463
Total operating revenue	$6,881	$6,293	$13,174	$5,992	$5,560	$11,552
1	The revenue requirements in the 2021 GRC final decision are retroactive to January 1, 2021. SCE recorded the impact of the 2021 GRC decision in the third quarter of 2021, including $404 million related to the six-month period ended June 30, 2021.
2	At September 30, 2022 and December 31, 2021, SCE's receivables related to contracts from customers were $3.5 billion and $2.3 billion, respectively, which include accrued unbilled revenue of $1.3 billion and $794 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Deferred Revenue

In July 2021, Morongo Transmission LLC ("Morongo") paid SCE $400 million for the use of a portion of the West of Devers transmission line transfer capability for a period of 30 years. SCE recognized the entire proceeds as deferred revenue and is amortizing deferred revenue from the use of the transfer capability over the 30-year term on a straight-line basis resulting in revenue of $13 million per year. As of September 30, 2022, the deferred revenue is $384 million, of which $13 million and $371 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. For the three months ended September 30, 2022 and September 30, 2021, SCE has recognized revenue of $3 million and $2 million, respectively. For the nine months ended September 30, 2022 and September 30, 2021, SCE has recognized revenue of $10 million and $2 million, respectively.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Edison International:
(Loss) income from operations before income taxes	$(261)	$(326)	$119	$357
Provision for income tax at federal statutory rate of 21%	(55)	(68)	25	75
Increase (decrease) in income tax from:
State tax, net of federal benefit	(58)	(39)	(79)	(28)
Property-related	(79)	(33)	(172)	(159)
Average rate assumption method ("ARAM") adjustment [1]	—	87	—	87
Insurance benefits	(2)	(2)	(6)	(7)
Wildfire related charges[2]	—	31	—	31
Other	7	(5)	(3)	4
Total income tax expense (benefit)	$(187)	$(29)	$(235)	$3
Effective tax rate	(71.6)%	(8.9)%	(197.5)%	0.8%
SCE:
Income from operations before income taxes	$(230)	$(268)	$252	$492
Provision for income tax at federal statutory rate of 21%	(48)	(56)	53	103
Increase (decrease) in income tax from:
State tax, net of federal benefit	(53)	(32)	(66)	(17)
Property-related	(79)	(33)	(172)	(159)
ARAM adjustment [1]	—	87	—	87
Insurance benefits	(2)	(2)	(6)	(7)
Wildfire related charges[2]	—	31	—	31
Other	5	(6)	(4)	3
Total income tax expense (benefit)	$(177)	$(11)	$(195)	$41
Effective tax rate	(77.0)%	(4.1)%	(77.4)%	8.3%
1	In July 2021, SCE received the IRS's response to its private letter ruling request, regarding the scope of the deferred tax normalization requirements and the computations required to comply with the average rate assumption method. As a result, SCE recorded a cumulative true up of $87 million reduction in tax benefits in the third quarter of 2021, for the period of January 2018 to June 2021. The above true up has an offsetting revenue adjustment resulting in no impact on earnings.
2	Relates to portions of the estimated charge for the 2017/2018 Wildfire/Mudslide Events recorded in the third quarter of 2021, deemed to be non-deductible for tax purposes.

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

Net Operating Loss and Tax Credit Carryforwards

Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. A sale of the wind projects was consummated in the third quarter of 2022. The sale and cancellation of debt utilized approximately $125 million of tax attributes previously generated by the Capistrano entities. Remaining tax attributes not utilized in 2022 will be available for the Edison International consolidated group to utilize in the future. When the remaining Capistrano tax attributes are used in the future by Edison International, payments will be made to those entities under a tax allocation agreement.

Tax Disputes

Tax years that remain open for examination by the IRS and the California Franchise Tax Board ("FTB") are 2017 – 2021 and 2013 – 2021, respectively.

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Edison International:
Service cost	$30	$34	$90	$102
Non-service cost (benefit)
Interest cost	27	26	81	78
Expected return on plan assets	(57)	(56)	(171)	(168)
Settlement costs[1]	—	—	3	—
Amortization of net loss[2]	1	3	3	9
Regulatory adjustment	2	4	6	12
Total non-service benefit[3]	$(27)	$(23)	$(78)	$(69)
Total expense recognized	$3	$11	$12	$33
SCE:
Service cost	$29	$33	$87	$99
Non-service cost (benefit)
Interest cost	25	24	75	72
Expected return on plan assets	(54)	(53)	(162)	(159)
Settlement costs[1]	—	—	3	—
Amortization of net loss[2]	1	2	3	6
Regulatory adjustment	2	4	6	12
Total non-service benefit[3]	$(26)	$(23)	$(75)	$(69)
Total expense recognized	$3	$10	$12	$30
1	Under GAAP, a settlement is recorded when lump-sum payments exceed estimated annual service and interest costs. Lump sum payments made in 2022 to SCE executives retiring in 2021 from the Executive Retirement Plan exceeded the estimated service and interest costs, resulting in a partial settlement of that plan. A settlement loss of approximately $3 million ($2 million after-tax) was recorded at SCE in the second quarter of 2022.
2	Includes the amount of net loss reclassified from other comprehensive loss. The amount reclassified for Edison International and SCE was $2 million and $1 million, respectively, for the three months ended September 30, 2022 and $6 million and $3 million, respectively, for the nine months ended September 30, 2022. The amount reclassified for Edison International and SCE was $3 million and $2 million, respectively, for the three months ended September 30, 2021 and $9 million and $6 million, respectively, for the nine months ended September 30, 2021.
3	Included in "Other income" on Edison International's and SCE's consolidated statements of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Service cost	$8	$10	$24	$30
Non-service cost (benefit)
Interest cost	14	14	42	42
Expected return on plan assets	(24)	(27)	(72)	(81)
Amortization of net gain	(12)	(8)	(36)	(24)
Regulatory adjustment	14	11	42	33
Total non-service benefit[1]	$(8)	$(10)	$(24)	$(30)
Total expense	$—	$—	$—	$—
1	Included in "Other income" on Edison International's and SCE's consolidated statements of income.

Note 10. Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Cost		Fair Value
	Longest	September 30,	December 31,	September 30,	December 31,
(in millions)	Maturity Dates	2022	2021	2022	2021
Equity securities	—	*	*	$1,465	$1,972
Municipal bonds	2058	$767	$875	806	1,033
Government and agency securities	2067	846	1,095	899	1,212
Corporate bonds	2070	376	386	398	446
Short-term investments and receivables/payables[1]	One-year	236	199	255	207
Total		$2,225	$2,555	$3,823	$4,870
*	Not applicable
1	Short-term investments include $69 million and $37 million of repurchase agreements payable by financial institutions which earn interest, are fully secured by U.S. Treasury securities and mature by October 3, 2022 and January 3, 2022 as of September 30, 2022 and December 31, 2021, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.4 billion and $2.1 billion at September 30, 2022 and December 31, 2021, respectively.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $272 million and $517 million at September 30, 2022 and December 31, 2021, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.6 billion and $4.4 billion at September 30, 2022 and December 31, 2021, respectively.

The following table summarizes the gains and losses for the trust investments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Gross realized gains	$22	$77	$111	$328
Gross realized losses	(35)	(5)	(96)	(21)
Net unrealized losses for equity securities	(83)	(74)	(515)	(41)

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items have no impact on operating revenue or earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other hold strategic investments in companies focused on developing electric technologies and services. As of September 30, 2022 and December 31, 2021, these investments consist of $7 million and $12 million of marketable securities, respectively, and $11 million and $3 million of equity investments without readily determinable fair values, respectively (included as "Other investments" on Edison International's consolidated balance sheets). The equity investments without readily determinable fair values balances included cumulative upward adjustments of $9 million and $1 million as of September 30, 2022 and December 31, 2021, respectively. The cumulative upward adjustments resulted primarily from values determined by additional capital infusions.

The following table summarizes unrealized gains/(losses) for equity securities held at the reporting date, recorded as "Other income" on Edison International's consolidated statement of income:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Marketable securities	$—	$(8)	$(5)	$4
Equity investments without readily determinable fair values - upward adjustments	8	—	8	1
Total unrealized gains/(losses)	$8	$(8)	$3	$5

For further information, see Note 4 and Note 15.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	September 30,	December 31,
(in millions)	2022	2021
Current:
Regulatory balancing and memorandum accounts	$1,368	$1,591
Power contracts	103	168
Other	26	19
Total current	1,497	1,778
Long-term:
Deferred income taxes, net of liabilities	5,089	4,770
Power contracts	—	71
Unamortized investments, net of accumulated amortization	113	114
Unamortized loss on reacquired debt	112	121
Regulatory balancing and memorandum accounts	1,516	1,897
Environmental remediation	242	242
Recovery assets[1]	840	325
Other	121	120
Total long-term	8,033	7,660
Total regulatory assets	$9,530	$9,438
1	Represents the balance associated with the AB 1054 Excluded Capital Expenditures related Recovery Properties and prudently incurred financing costs securitized with issuance of the associated bond. For further details, see Note 3.

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	September 30,	December 31,
(in millions)	2022	2021
Current:
Regulatory balancing and memorandum accounts	$648	$553
Energy derivatives	22	25
Other	32	25
Total current	702	603
Long-term:
Costs of removal	2,648	2,552
Re-measurement of deferred taxes	2,267	2,315
Recoveries in excess of ARO liabilities[1]	1,071	2,155
Regulatory balancing and memorandum accounts	1,043	648
Pension and other postretirement benefits	1,293	1,281
Other	26	30
Total long-term	8,348	8,981
Total regulatory liabilities	$9,050	$9,584
1	Represents the cumulative differences between ARO expenses and amounts collected in rates primarily for the decommissioning of SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 10 for further discussion.

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	September 30,	December 31,
(in millions)	2022	2021
Asset (liability)
Energy resource recovery account	$619	$759
Portfolio allocation balancing account	327	(183)
New system generation balancing account	1	73
Public purpose programs and energy efficiency programs	(1,603)	(1,066)
Base revenue requirement balancing account	690	849
GRC wildfire mitigation balancing accounts[1]	88	12
Residential uncollectibles balancing account	112	—
Greenhouse gas auction revenue and low carbon fuel standard revenue	(421)	(298)
FERC balancing accounts	(133)	55
Wildfire and drought restoration accounts[2]	315	299
Wildfire-related memorandum accounts[3]	970	1,456
COVID-19-related memorandum accounts	72	94
Customer service re-platform memorandum account[4]	211	128
Tax accounting memorandum account and pole loading balancing account	55	171
Excess bond and power charge balancing account[5]	(93)	—
Other	(17)	(62)
Asset	$1,193	$2,287
1	The 2021 GRC decision approved the establishment of the vegetation management balancing account ("VMBA") to track vegetation management expenses up to 115% of amounts authorized, the Wildfire Risk Mitigation balancing account ("WRMBA") to track the costs of SCE's Wildfire Covered Conductor Program up to 110% of amounts authorized and the risk management balancing account to track the authorized costs of wildfire insurance. The amount recorded to these balancing accounts represents the difference between costs tracked in the balancing accounts and authorized revenue for those costs recorded to the base revenue requirement balancing account. If spending is less than authorized, SCE will refund those amounts to customers. If spending is within the specified threshold, if any, for each balancing account, SCE will recover those costs from customers. Amounts above the specified threshold, or above amounts authorized if a higher threshold was not established, for each balancing account may be eligible for deferral to wildfire-related memorandum accounts.
2	The wildfire and drought restoration accounts regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account ("CEMA").
3	The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") is used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs. The Wildfire Mitigation Plan Memorandum Account ("WMPMA") is used to track costs incurred to implement SCE's wildfire mitigation plan that are not currently reflected in SCE's revenue requirements. The Fire Risk Mitigation Memorandum Account ("FRMMA") is used to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's GRCs that are not tracked in any other wildfire-related memorandum account. The balance also includes vegetation management spending in excess of the 115% threshold for the VMBA described above.
4	CSRP memorandum account was established in the 2018 GRC to track costs for implementation of a new customer service system not currently reflected in SCE's revenue requirements. Expenditures for the CSRP project are subject to reasonableness review by the CPUC. Expenditures for the project were significantly higher than originally projected.
5	This balancing account was established in January 2022 to refund customers for excess California Department of Water Resources ("DWR") bond and power charges. The refund began in June 2022 for a 12-month period.

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

Southern California Wildfires and Mudslides

California has experienced unprecedented weather conditions in recent years due to climate change and wildfires in SCE's territory, including those where SCE's equipment may be alleged to be associated with the fire's ignition, have caused loss of life and substantial damage in recent years. SCE's service territory remains susceptible to additional wildfire activity.

Numerous claims related to wildfire events have been initiated against SCE and Edison International. Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events (defined below), which are described below. In addition, SCE's equipment has been, and may further be, alleged to be associated with wildfires that have originated in Southern California subsequent to 2018.

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

Recent developments

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. Management’s third quarter 2022 review included a review of information obtained after the statute of limitations for individual plaintiffs for the Woolsey Fire expired, including information regarding the nature of claims remaining in the Woolsey Fire litigation. Management also reviewed information obtained from settling a substantial portion of the claims in the 2017/2018 Wildfire/Mudslide Events litigations, including higher than expected costs to settle claims. As a result of management’s third quarter 2022 review, SCE recorded an $880 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of September 30, 2022, which increase is related to the Woolsey Fire. As a result, expected recoveries through FERC electric rates of $50 million against the charge were also recorded, and the resulting net charge to earnings was $830 million ($598 million after-tax).

As of September 30, 2022, Edison International and SCE had paid $7.3 billion under executed settlements, had $237 million to be paid under executed settlements, including $175 million to be paid under the SED Agreement (as defined below), and had $1.2 billion of estimated losses for remaining alleged and potential claims reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, Edison International and SCE had assets for expected recoveries through FERC electric rates of $163 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of potential losses related to certain alleged and potential claims made by the California Governor's Office of Emergency Service ("Cal OES") seeking recovery on behalf of itself and 30 state and local government entities that did not pursue their own suits against SCE, but sustained damage in the 2017/2018 Wildfire/Mudslide Events and received funding through the Federal Emergency Management Agency ("FEMA") that was dispersed by the Cal OES. As of the filing of this report SCE has not concluded that losses related to FEMA funds disbursed by Cal OES are probable.

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

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed as the mediation process progresses. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation processes, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. SCE will seek rate recovery of prudently incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for any obligations under the SED Agreement (as defined below). See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.

External Investigations and Internal Review

The VCFD and CAL FIRE have jointly issued reports concerning their findings regarding the causes of the Thomas Fire and the Koenigstein Fire. The reports did not address the causes of the Montecito Mudslides. SCE has also received a non-final redacted draft of a report from the VCFD regarding Woolsey Fire (the "Redacted Woolsey Report"). SCE cannot predict if or when the VCFD will release its final report regarding the Woolsey Fire. The VCFD and CAL FIRE findings do not determine legal causation of or assign legal liability for the Thomas, Koenigstein or Woolsey Fires; final determinations of legal causation and liability would only be made during lengthy and complex litigation.

The CPUC's Safety and Enforcement Division ("SED") conducted investigations to assess SCE's compliance with applicable rules and regulations in areas impacted by the Thomas, Koenigstein and Woolsey Fires. As discussed below, in October 2021, SCE and the SED executed the SED Agreement (as defined below) to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events.

The California Attorney General's Office has completed its separate investigations of the Thomas Fire and the Woolsey Fire without pursuing criminal charges.

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

On October 4, 2018, the Los Angeles Superior Court denied Edison International's and SCE's challenge to the application of inverse condemnation to SCE with respect to the Thomas and Koenigstein Fires and, on February 26, 2019, the California Supreme Court denied SCE's petition to review the Superior Court's decision. In April 2022, following a stipulated judgment entered against SCE in the TKM litigation, SCE filed an appeal related to inverse condemnation in the California Court of Appeal.

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

As of September 30, 2022, SCE has also entered into settlements with approximately 8,500 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020 and 2021, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million and $1.7 billion, respectively, to those individual plaintiffs. In the first, second and third quarters of 2022 SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $700 million, $400 million and $350 million, respectively, to those individual plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation have expired.

Edison International and SCE did not admit wrongdoing or liability as part of any of the settlements described above. Other claims and potential claims related to the 2017/2018 Wildfire/Mudslide Events remain. SCE continues to explore reasonable settlement opportunities with other plaintiffs in the outstanding 2017/2018 Wildfire/Mudslide Events litigation.

SED Agreement

In October 2021, SCE and the SED executed an agreement (the "SED Agreement") to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs is comprised of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $375 million of third-party uninsured claims payments. The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. SCE's obligations under the SED Agreement commenced on August 15, 2022, when CPUC approval of the SED Agreement became final and non-appealable. SCE did not admit imprudence, negligence or liability with respect to the 2017/2018 Wildfire/Mudslide Events in the SED Agreement.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At September 30, 2022 and December 31, 2021, Edison International's and SCE's consolidated balance sheets include fixed payments to be made under executed settlement agreements and accrued estimated losses of $1.4 billion and $1.7 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2021:

(in millions)
Balance at December 31, 2021[1]	$1,734
Increase in accrued estimated losses	1,296
Amounts paid	(1,583)
Balance at September 30, 2022[2]	$1,447
1	At December 31, 2021, $131 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2021, the $1,733 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events of $1,603 million and other wildfire-related claims estimates of $130 million.
2	At September 30, 2022, $173 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of $62 million of settlements executed and $111 million of a short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At September 30, 2022, the $1,962 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $1,210 million, $64 million of a long term payables under the SED Agreement and other wildfire-related claims estimates of $688 million.

For the three and nine months ended September 30, 2022 and 2021, Edison International's and SCE's income statements include charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Charge for wildfire-related claims	$880	$1,265	$1,296	$1,265
Expected revenue from FERC customers	(50)	(67)	(76)	(67)
Total pre-tax charge	830	1,198	1,220	1,198
Income tax benefit	(232)	(304)	(341)	(304)
Total after-tax charge	$598	$894	$879	$894

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

In total, through September 30, 2022, SCE has accrued estimated losses of $8.8 billion, has paid or agreed to pay approximately $7.6 billion in settlements, including $175 million to be paid under the SED Agreement, and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

Recovery of SCE's losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire-related costs is San Diego Gas & Electric's ("SDG&E") requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $376 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of September 30, 2022, collections have reduced the regulatory assets remaining in the FERC balancing account to $163 million.

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $60 million of capital expenditures and capital related expenses incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of six 2017 fires, primarily the Thomas and Koenigstein Fires. In August 2021, the CPUC issued a final decision which denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications, and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. As required by the final decision with respect to the other four fires, SCE filed supplemental testimony in November 2021 segregating the restoration costs attributable to each such fire. In June 2022, the CPUC approved SCE's entire request with respect to the other four fires. As of September 30, 2022, SCE has $180 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. SCE continues to incur costs for reconstructing its system and restoring service to structures that were damaged or destroyed by the Thomas, Koenigstein and Woolsey Fires and plans to seek to recover these costs in future applications with the CPUC.

Post-2018 Wildfires

Several wildfires have significantly impacted portions of SCE's service territory after 2018 (the wildfires that originated in Southern California after 2018 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "Post-2018 Wildfires").

Through September 30, 2022, SCE has recorded total estimated losses (established at the lower end of the estimated range of reasonably possible losses) of $689 million, and expected recoveries from insurance of $467 million and expected recoveries through electric rates of $166 million related to the Post-2018 Wildfires. The after-tax net charges to earnings recorded through September 30, 2022 have been $40 million. Expected recoveries from insurance recorded for the Post-2018 Wildfires are supported by SCE’s insurance coverage for multiple policy years.

While Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Post-2018 Wildfires, Edison International and SCE expect that any losses incurred in connection with any such fire will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after expected recoveries from insurance will not be material.

2019 Saddle Ridge Fire

The "Saddle Ridge Fire," originated in Los Angeles county in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to 8 fire fighters. An investigation into the cause of the Saddle Ridge Fire is being led by the Los Angeles Fire Department. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not accrued a charge for potential losses relating to the Saddle Ridge Fire.

2020 Bobcat Fire

The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County, California in September 2020. The United States Forest Service ("USFS") has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, 1 commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to 6 firefighters. In addition, fire authorities have estimated suppression costs at $80 million. While SCE’s investigation remains ongoing, SCE’s information reflects that a camera in the vicinity of Cogswell Dam captured the initial stages of a fire with the first observed smoke approximately six minutes before a SCE circuit in the area experienced an anomaly (a relay). An investigation into the cause of the Bobcat Fire is being led by the USFS, and the USFS has taken a specific section of an SCE overhead conductor in the vicinity of Cogswell Dam into possession as part of its investigation. SCE understands that the USFS has also taken three tree branches in the area into possession. The SED is also conducting an investigation of the Bobcat Fire. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process.

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

2022 Coastal Fire

The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire is being led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Coastal Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Coastal Fire and is subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Fairview Fire

The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged 5 residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported 2 civilian fatalities, 1 civilian injury and 2 injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (relay) approximately 8 minutes prior to the reported start time of the fire. An investigation into the cause of the Fairview Fire is being led by the CAL FIRE. CAL FIRE has retained SCE equipment in connection with its investigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Fairview Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Fairview Fire and is subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At September 30, 2022 and December 31, 2021, Edison International's and SCE's consolidated balance sheets include accrued estimated losses of $683 million and $123 million, respectively, for the Post-2018 Wildfires.

The following table presents changes in estimated losses since December 31, 2021:

(in millions)
Balance at December 31, 2021	$123
Increase in accrued estimated losses	565
Amounts paid	(5)
Balance at September 30, 2022	$683

For the three and nine months ended September 30, 2022 and 2021, Edison International's and SCE's income statements include charges for the estimated losses, net of expected recoveries from insurance and customers, related to the Post-2018 Wildfires as follows, respectively:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Edison International:
Charge for wildfire-related claims[1]	$415	$5	$565	$7
Expected insurance recoveries[2]	(244)	—	(383)	—
Expected revenue from CPUC and FERC customers	(162)	—	(162)	—
Total pre-tax charge	9	5	20	7
Income tax benefit	(3)	(1)	(6)	(2)
Total after-tax charge	$6	$4	$14	$5

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
SCE:
Charge for wildfire-related claims[1]	$415	$5	$565	$7
Expected insurance recoveries	(253)	—	(392)	—
Expected revenue from CPUC and FERC customers	(162)	—	(162)	—
Total pre-tax charge	—	5	11	7
Income tax benefit	—	(1)	(3)	(2)
Total after-tax charge	$—	$4	$8	$5
1	Includes estimated co-insurance payments recorded as operations and maintenance expense.
2	For the three and nine months ended September 30, 2022, Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International, paid $9 million insurance, which was included in the insurance recovery of SCE but was excluded in Edison International.

Recovery of SCE's losses realized in connection with the Post-2018 Wildfires in excess of available insurance is subject to approval by regulators. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. As discussed above, there is evidence of a California investor-owned utility seeking recovery for uninsured wildfire-related costs and FERC allowing recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that the utility did not meet the CPUC's prudency standard. This evidence was prior to the adoption of AB 1054 on July 12, 2019, after which date AB 1054 clarified that the CPUC must find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. Each of the Post-2018 Wildfires was ignited after July 12, 2019, and SCE has held a valid safety certificate since July 15, 2019. While a California investor-owned utility has not yet sought recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and investor-owned utilities holding a safety certificate at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility’s conduct is raised. As such, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Post-2018 Wildfires, other than for those already authorized for inclusion in electric rates, are probable of recovery through electric rates. As of September 30, 2022, SCE has recorded total expected recoveries related to the Post-2018 Wildfires of $152 million within the WEMA and risk management balancing account and $10 million within the FERC balancing account. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.

Wildfire Insurance Coverage

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2022 through June 30, 2023, subject to up to $100 million of self-insured retention and co-insurance per fire, which results in aggregate net coverage of approximately $937 million. Of this coverage, approximately $102 million is provided by EIS) and approximately $835 million is provided by other commercial insurance carriers (commercial insurance carriers other than EIS are referred to herein as "Third-Party Commercial Insurers"). SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2021 through June 30, 2022, subject to up to $100 million of self-insured retention and co-insurance per fire, as well as additional co-insurance of up to $63 million for the policy year, which resulted in net coverage of approximately $875 million provided by Third-Party Commercial Insurers and $28 million provided by EIS for part of the policy year.

SCE believes that its insurance coverage for the July 1, 2022 through June 30, 2023 period meets its obligation to maintain reasonable insurance coverage under AB 1054. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable.

SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period, prior to any regulatory deferrals, will be approximately $450 million, of which $357 million is paid to Third-Party Commercial Insurers. SCE's wildfire insurance expense for the July 1, 2021 through June 30, 2022 policy period, prior to any regulatory deferrals, was approximately $437 million, of which $413 million was paid to Third-Party Commercial Insurers. The difference between the Third-Party Commercial Insurer cost and total cost in both policy years was paid in premiums to EIS. Wildfire insurance premiums paid for the July 1, 2021 through June 30, 2022 and July 1, 2022 through June 30, 2023 policy periods are being recovered through customer rates. See Note 17 for further information.

While SCE's cost of obtaining wildfire insurance coverage from Third-Party Commercial Insurers was lower in 2022 compared to 2021, SCE's cost of obtaining wildfire insurance coverage in recent years is significantly higher than costs incurred prior to the 2017/2018 Wildfire/Mudslide Events due to, among other things, the number of significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. While SCE is required to maintain reasonable insurance coverage under AB 1054, SCE may not be able to obtain a reasonable amount of wildfire insurance, at a reasonable cost, from Third-Party Commercial Insurers for future policy periods.

Employment Litigation Matter

In August 2017, Justin Page and Alfredo Martinez, brought a lawsuit against SCE and Edison International in Los Angeles Superior Court ("Page/Martinez Matter"). Both Mr. Page and Mr. Martinez brought claims of retaliation and failure to prevent retaliation based on allegations that while they were employees of SCE they were retaliated against for reporting harassment of various female employees of SCE. Mr. Page additionally claimed that he was subjected to sexual harassment during the course of his employment. In June 2022, a jury found in favor of Mr. Page and Mr. Martinez and awarded them aggregate compensatory damages of $24.6 million and aggregate punitive damages of $440 million. In July 2022, the parties entered into agreements to resolve Mr. Page's and Mr. Martinez's collective claims in the Page/Martinez Matter. Edison International and SCE did not admit wrongdoing or liability as part of the settlement. SCE has paid the amounts due under the agreements and recorded an expense, net of expected recoveries from insurance, of $23 million, related to the Page/Martinez Matter.

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

At September 30, 2022, SCE's recorded estimated minimum liability to remediate its 26 identified material sites (sites with a liability balance at September 30, 2022, in which the upper end of the range of expected costs is at least $1 million) was $259 million, including $166 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of September 30, 2022, for which the total minimum recorded liability was $3 million. Of the $262 million total environmental remediation liability for SCE, $242 million has been recorded as a regulatory asset. SCE expects to recover $37 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $205 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $120 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next five years are expected to range from $8 million to $30 million. Costs incurred for the nine months ended September 30, 2022 and 2021 were $5 million and $6 million, respectively.

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

In May 2022, the CPUC issued an order directing SCE to show cause as to why SCE should not be required to: (i) refund ratepayer funding for the portion of the program budget associated with light bulbs that were unaccounted for, (ii) refund energy efficiency incentive mechanism ("ESPI") awards associated with unaccounted-for light bulbs, and (iii) pay penalties for misrepresenting program progress and results to the CPUC. In September 2022, a Presiding Officer’s Decision ("POD") was issued in the proceeding finding that SCE mismanaged its Upstream Lighting Program from 2017 through 2019 and failed to ensure that efficient light bulbs were tracked and sold as intended by the program design. The POD requires SCE to (i) refund to ratepayers $76.1 million, representing the portion of the program budget associated with light bulbs that could not be accounted for, (ii) refund to ratepayers $6.8 million, representing ESPI awards associated with light bulbs that could not be accounted for, (iii) pay $19.06 million in fines; and (iv) bear the cost of SCE's investigation, approximately $900,000. SCE filed an appeal of the POD in October 2022. The POD will become the final decision of the CPUC when the CPUC makes a decision on the appeal. As of September 30, 2022, SCE has accrued liabilities of $102 million for losses relating to the Upstream Lighting Program.

Note 13. Equity

Common Stock Issuances

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended September 30, 2022, 349,748 shares of common stock were issued as stock compensation awards for net cash receipts of $20 million, 64,917 shares of new common stock were issued in lieu of distributing $4 million to shareholders opting to receive dividend payments in the form of additional common stock, 35,000 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $2 million as dividend payments and 22,643 shares of common stock were issued to employees through the Employee Stock Purchase Plan for net cash receipts of $1 million.

During the nine months ended September 30, 2022, 1,134,580 shares of common stock were issued as stock compensation awards for net cash receipts of $51 million, 201,263 shares of new common stock were issued in lieu of distributing

$13 million to shareholders opting to receive dividend payments in the form of additional common stock, 106,000 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $7 million as dividend payments, 36,912 shares of common stock were issued to employees through the Employee Stock Purchase Plan for net cash receipts of $2 million and 16,441 shares of common stock were issued to employees through voluntary cash purchases for net cash receipts of $1 million.

At-the-Market Program

In August 2022, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market"("ATM") program under which it may sell shares of its common stock having an aggregate sales price of up to $500 million. As of September 30, 2022, no sales had occurred and Edison International has no obligation to sell the remaining shares available under the ATM program.

Equity Contributions

In the three months and nine months ended September 30, 2022, SCE received zero and $700 million in capital contributions from Edison International Parent, respectively, to support SCE's capital program, maintain the equity portion of SCE's capital structure at authorized levels and for general corporate purposes.

Note 14. Accumulated Other Comprehensive Loss

Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$(48)	$(65)	$(54)	$(69)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	2	7	6
Change	1	2	7	6
Ending Balance	$(47)	$(63)	$(47)	$(63)
1	These items are included in the computation of net periodic pension and PBOP Plan expense, including amortization of net loss and settlement costs. See Note 9 for additional information.

SCE's accumulated other comprehensive loss, net of tax, consists of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Beginning balance	$(28)	$(38)	$(32)	$(41)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	1	2	5	5
Change	1	2	5	5
Ending Balance	$(27)	$(36)	$(27)	$(36)
1	These items are included in the computation of net periodic pension and PBOP Plan expense, including amortization of net loss and settlement costs. See Note 9 for additional information.

Note 15. Other Income

Other income net of expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
SCE other income (expense):
Equity allowance for funds used during construction	$30	$32	$91	$92
Increase in cash surrender value of life insurance policies and life insurance benefits	9	8	30	33
Interest income	19	1	36	2
Net periodic benefit income – non-service components	34	33	99	99
Civic, political and related activities and donations	(11)	(16)	(29)	(28)
Other	(10)	(5)	(17)	(9)
Total SCE other income	71	53	210	189
Other income (expense) of Edison International Parent and Other:
Net gains (losses) on equity securities	8	(8)	2	4
Other	6	2	7	2
Total Edison International other income	$85	$47	$219	$195

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Nine months ended September 30,
(in millions)	2022	2021	2022	2021
Cash payments (receipts):
Interest, net of amounts capitalized	$788	$728	$701	$642
Income taxes, net	(49)	(87)	(49)	(87)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	267	252	325	325
Preference stock of SCE	6	—	6	—

SCE's accrued capital expenditures at September 30, 2022 and 2021 were $649 million and $567 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions

SCE has previously purchased wildfire liability insurance from EIS, a wholly-owned subsidiary of Edison International. In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million, from EIS. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $93 million under which EIS provided insurance protection to SCE. SCE recorded the premium as insurance expense and recorded equal revenue due to customer funding through regulatory cost recovery mechanisms, therefore there was no earnings impact on SCE's consolidated statement of income. EIS recorded the premium as insurance revenue. On the Edison International consolidated statement of income, the EIS insurance revenue eliminated with SCE's insurance expense, therefore the SCE customer revenues impacted the earnings of Edison International.

The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	September 30,	December 31,
(in millions)	2022	2021
Prepaid insurance[1]	$160	$52
Long-term insurance receivable due from affiliate	334	—
[1]	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS was $67 million and $41 million for the three months ended September 30, 2022 and 2021, and $146 million and $128 million for the nine months ended September 30, 2022 and 2021, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2022. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

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

As of October 25, 2022, SCE was aware of approximately 120 currently pending lawsuits, representing approximately 1,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 95 of the approximately 120 pending lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have opted to pursue trial outside of the settlement program.

Approximately 30 of the approximately 120 pending lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Many of the Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death. A bellwether jury trial previously scheduled for October 12, 2020 was vacated due to the wide-spread disruption caused by the COVID-19 pandemic.

As of October 25, 2022, SCE was aware of approximately 370 currently pending lawsuits, representing approximately 4,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Approximately 110 of the 370 lawsuits also name Edison

International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

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

Environmental Proceedings

Each of Edison International and SCE have elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation S-K unless it reasonably believes that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1,000,000.

EXHIBITS

Exhibit Number	Description

10.1**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 25, 2022

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2022, filed on November 1, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2022, filed on November 1, 2022, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kate Sturgess	By:	/s/ Kate Sturgess
	Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	November 1, 2022	Date:	November 1, 2022