Form 10-K
period 2022-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2023-02-23
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2022

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue	2244 Walnut Grove Avenue
(P.O. Box 976)	(P.O. Box 800)
Rosemead, California 91770	Rosemead, California 91770
(Address of principal executive offices)	(Address of principal executive offices)
(626) 302-2222	(626) 302-1212
(Registrant's telephone number, including area code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC

Southern California Edison Company: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Edison International	Yes ☑ No ☐	Southern California Edison Company	Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes ☐ No ☑

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes ☐ No ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2022, the last business day of the most recently completed second fiscal quarter:

Edison International	Approximately $24 billion	Southern California Edison Company	Wholly owned by Edison International

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of February 16, 2023:

Edison International	382,566,466	shares
Southern California Edison Company	434,888,104	shares (wholly owned by Edison International)

OMISSION OF CERTAIN INFORMATION

Southern California Edison Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format allowed under the General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Edison International Proxy Statement relating to Edison International's 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

ARO(s)	asset retirement obligation(s)
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Capistrano Wind	a group of wind projects referred to as Capistrano Wind
Capital Structure Compliance Period	January 1, 2023 to December 31, 2025, the current compliance period for SCE's CPUC authorized capital structure
CAPP	California Arrearage Payment Program
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CDP	Coastal Development Permit
CEMA	Catastrophic Event Memorandum Account
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
DART

a Days Away Restricted or Transferred incident, which is a work-related Occupational Safety and Health Administration recordable injury or illness that results in days away from work, restricted duty or transfer of duties

DGC	the decommissioning general contractor engaged by SCE to undertake a significant scope of decommissioning activities at San Onofre
Edison Energy

Edison Energy, LLC, an indirect wholly-owned subsidiary of Edison International, is engaged in the competitive business of providing integrated decarbonization and energy solutions to commercial, institutional and industrial customers in North America and Europe

Edison International Proxy Statement	Proxy Statement to be filed with the SEC in connection with Edison International's Annual Meeting of Shareholders' to be held on April 27, 2023

EEI Serious Injury

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

EEI SIF	a work-related fatality or a EEI Serious Injury
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International is licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity that offers electric power and ancillary services to retail customers, other than electrical corporations (like SCE) and CCAs
ERRA	Energy Resource Recovery Account
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	megawatts
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NSGBA	New System Generation Balancing Account
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PCIA	Power Charge Indifference Adjustment
PG&E	Pacific Gas & Electric Company
Post–2018 Wildfires	Collectively, all the wildfires that originated in Southern California after 2018 where SCE’s equipment may be alleged to be associated with the fire’s ignition

PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
RPS	California's Renewables Portfolio Standard
S&P	Standard & Poor's Financial Services LLC
Safety Tier 1 Contractors	individuals assigned to contracted work activities that may be high risk and, without implementation of appropriate safety measures, may be potentially hazardous or life threatening
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SCE Recovery Funding LLC	a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	An agreement dated October 21, 2021 between SCE and the SED
SoCalGas	Southern California Gas Company
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Subrogation Plaintiffs	the plaintiffs party to the TKM Subrogation Settlement, representing all the insurance subrogation plaintiffs in the TKM litigation at the time of the settlement
TKM Subrogation Settlement	a settlement entered into by Edison International and SCE in September 2020 in the TKM litigation to which the TKM Subrogation Plaintiffs are party
Turnover Rate	the number of employees (other than interns) who leave the companies for voluntary or involuntary reasons, excluding death, divided by the average number of employees during the relevant period
WCCP	Wildfire Covered Conductor Program
WEMA	Wildfire Expense Memorandum Account
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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," “targets,” and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred as a result of the COVID-19 pandemic, and increased costs due to supply chain constraints, inflation and rising interest rates;
●	ability of SCE to implement its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
●	risks associated with SCE implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
●	ability of SCE to maintain a valid safety certification;
●	ability of Edison International and SCE to obtain sufficient insurance at a reasonable cost, including insurance relating to wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses (including amounts paid for self-insured retention and co-insurance) from customers or other parties;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, flooding, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, rotating outages and other operational issues (such as issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard clarified by AB 1054;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;
●	cost and availability of labor, equipment and materials, including as a result of supply chain constraints and inflation;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;
●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel and other radioactive material, delays, contractual disputes, and cost overruns;
●	pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, contractor performance, changes in the CAISO's transmission plans, and governmental approvals;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities, effective tax rates and cash flows;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in the fair value of investments and other assets;
●	changes in interest rates and potential adjustments to SCE's ROE based on changes in Moody's utility bond rate index;
●	changes in rates of inflation (including whether inflation-related adjustments to SCE's authorized revenues allowed by the public utility regulators are commensurate with inflation rates);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Coordinating Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and

California's environmental priorities that lessen the importance placed on GHG reduction and other climate related priorities;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;
●	potential for penalties or disallowance for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition; and
●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion related to the results of operations and changes in financial condition for 2021 compared to 2020 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC in February 2022.

MANAGEMENT OVERVIEW

Highlights of Operating Results

Edison International is the ultimate parent holding company of SCE and Edison Energy. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy is engaged in the competitive business of providing integrated decarbonization and energy solutions to commercial, institutional and industrial customers in North America and Europe. Edison Energy's business activities are currently not material to report as a separate business segment.

			2022 vs. 2021
(in millions)	2022	2021	Change	2020
Net income (loss) attributable to Edison International
SCE	$847	$829	$18	$810
Edison International Parent and Other	(235)	(70)	(165)	(71)
Edison International	612	759	(147)	739
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(1,248)	(1,234)	(14)	(1,248)
Wildfire Insurance Fund expense	(214)	(215)	1	(336)
Upstream lighting program decision	(81)	—	(81)	—
Impairments	(64)	(79)	15	—
Employment litigation matter, net of recoveries	(23)	—	(23)	—
Organizational realignment charge	(14)	—	(14)	—
Sale of San Onofre nuclear fuel	10	10	—	150
Income tax benefits from re-measurement of tax assets and liabilities	—	—	—	18
Income tax benefits[1]	452	404	48	401
Edison International Parent and Other
Customer revenues for EIS insurance contract, net of claims	36	24	12	—
Sale of Vidalia lease	—	—	—	132
Goodwill impairment	—	—	—	(34)
Income tax benefit from Settlement of 2007 – 2012 California tax audits	—	115	(115)	—
Income tax expense from re-measurement of tax liabilities	—	—	—	(3)
Income tax expense[2]	(7)	(7)	—	(27)
Total non-core items	(1,153)	(982)	(171)	(947)
Core earnings (losses)
SCE	2,029	1,943	86	1,825
Edison International Parent and Other	(264)	(202)	(62)	(139)
Edison International	$1,765	$1,741	$24	$1,686

1	SCE non-core items are tax‐effected at an estimated statutory rate of approximately 28%
2	Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; customer revenues for EIS insurance contract, net of claims are tax-effected at an estimated statutory rate of approximately 20%

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

Edison International's 2022 earnings decreased $147 million, driven by an increase in Edison International Parent and Other losses of $165 million, offset by an increase in SCE's earnings of $18 million. Edison International Parent and Other higher losses consisted of $103 million of lower non-core earnings and $62 million of higher core losses. SCE's higher net income consisted of $86 million of higher core earnings, offset by $68 million of higher non-core losses.

The increase in SCE's core earnings was primarily due to higher revenue due to the escalation mechanism as set forth in the 2021 GRC final decision and higher return on rate base from capital balancing accounts, partially offset by higher operating and maintenance expenses, higher depreciation from increased plant balance and higher interest expense.

The increase in Edison International Parent and Other's core losses was primarily due to higher preferred dividends.

Consolidated non-core items for 2022 and 2021 for Edison International included:

●	Charges of $1.2 billion ($899 million after-tax) recorded in 2022 and $1.2 billion ($919 million after-tax) recorded in 2021 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of expected recoveries from FERC customers. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $214 million ($154 million after-tax) recorded in 2022 and $215 million ($155 million after-tax) recorded in 2021 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	A charge of $81 million ($64 million after-tax) recorded in 2022 related to the Presiding Officer's Decision ("POD") in September 2022 on SCE's Upstream Lighting Program. See "—Upstream Lighting Program" for further information.
●	Impairment charges of $64 million ($46 million after-tax) recorded in 2022 including an impairment charge of $47 million ($34 million after-tax) related to SCE's CSRP settlement agreement filed with the CPUC in June 2022 and an impairment charge of $17 million ($12 million after-tax) related to historical capital expenditures disallowed in SCE's GRC track 3 final decision. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information. An impairment charge of $79 million ($47 million after-tax) recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision.
●	A charge of $23 million ($16 million after-tax) recorded in 2022 related to settlement of an employment litigation matter, net of estimated insurance recoveries. SCE and Edison International settled the matter following an atypical jury award.
●	A charge of $14 million ($10 million after-tax) recorded in 2022 related to organizational realignment services.

●	Gains of $10 million ($7 million after-tax) recorded in both 2022 and 2021 for SCE's sale of San Onofre nuclear fuel.
●	Net earnings of $36 million ($29 million after-tax) for Edison International Parent and Other recorded in 2022, which includes earnings of $45 million ($36 million after-tax) related to customer revenues for an EIS insurance contract offset by a charge of $9 million ($7 million after-tax) related to estimated wildfire-related claims insured by EIS. Earnings of $24 million ($17 million after-tax) recorded in 2021 related to customer revenues for an EIS insurance contract. See "Notes to Consolidated Financial Statements—Note 18. Related-Party Transactions" for further information.
●	An income tax benefit of $115 million for Edison International Parent and Other recorded in 2021 related to the settlement of the 2007 – 2012 California tax audits with the California Franchise Tax Board ("FTB").

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.

Electricity Industry Trends

The electric power industry is undergoing transformative change driven by federal and state government actions to reduce GHG emissions, as well as technological advances, such as customer-owned generation, electric vehicles and energy storage. These factors are altering the way in which electricity is generated and delivered as well as the regulatory and business environment for the industry.

California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. The state codified into law goals to reduce GHG emissions by 40% from 1990 levels by 2030 and 85% from the same baseline by 2045, as well as to be carbon neutral by 2045. State and local air quality plans also call for substantial improvements. In the most polluted areas of the state this includes reducing smog-causing nitrogen oxides 90% below 2010 levels by 2032.

While these policy goals cannot be achieved by the electric sector alone, the electric grid is a critical enabler of the adoption of energy technologies that support California's climate change and GHG reduction objectives. California has set RPS targets which require California retail sellers of electricity to provide 60% of power from renewable resources by 2030. California also requires sellers of electricity to deliver 100% of retail sales from carbon-free sources by 2045, including interim targets of 90% by 2035 and 95% by 2040. In 2022, approximately 48% of SCE's customer deliveries came from carbon-free resources. SCE remains well-positioned to meet its long-term RPS and carbon-free power goals and interim targets. In addition, Edison International is committed to achieving net-zero GHG emissions by 2045, in alignment with economy-wide climate actions planned by California. This commitment covers the power SCE delivers to customers and Edison International's enterprise-wide operations.

The current federal administration has also responded to climate change through numerous regulatory and Executive Order actions including for the development of more robust fuel efficiency and vehicle emission standards. Many of these actions align with internal company goals and efforts to address and mitigate climate change. Additionally, building upon the historic infrastructure legislation of 2021, Congress passed the IRA in 2022 that provides significant new funding to electrify the economy. Edison International believes these actions complement its industry-leading efforts to equitably transition to a decarbonized economy.

Edison International believes that California's 2045 goals can be achieved most economically through emissions reductions from using clean electricity to serve 100% of retail sales, electrifying approximately 76% of light-duty vehicles, 67% of medium-duty vehicles, 38% of heavy-duty vehicles, 85% of buses and 70% of buildings and using low-carbon fuels for technologies that are not yet viable for electrification. California has demonstrated strong long-term support of transportation electrification as shown by the approval of SCE's Charge Ready programs and 2022 legislation banning sales of new gas vehicles by 2035. However, SCE believes that more state policy support, along with public and private investment, is needed to enable California to reach its 2030 GHG reduction targets.

To support these goals, Edison International's vision is to lead the transformation of the electric power industry and the company is focused on opportunities in delivering clean energy, advancing electrification, building a modernized and more reliable grid, and enabling customers' technology choices. SCE is focused on accelerating clean power and electrification, strengthening and modernizing the grid, achieving operational and service excellence and proactively mitigating climate change-related risks, including wildfires. SCE's ongoing focus to drive operational and service excellence is intended to allow it to achieve these objectives safely while controlling costs and customer rates. SCE projects that, even as electricity bills increase over time, due to higher efficiency of electrified end-use technologies, decarbonization and electrification will reduce energy consumption costs for the average family by one-third by 2045. SCE's focus on the transmission and distribution of electricity aligns with California's policy supporting competitive power procurement markets.

SCE is undertaking projects and programs to accelerate economy-wide electrification. To support system reliability, SCE is investing $1.0 billion in utility owned storage capacity as well as contracting for substantial new clean energy resources. See "—Capital Program" and "Business—SCE—Purchased Power and Fuel Supply—CAISO Wholesale Energy Market" for further details. SCE also continues to implement its transportation electrification programs. As of December 31, 2022, SCE had completed construction at 179 sites to support 3,048 charge ports under its suite of light duty Charge Ready Programs, and 42 sites to support the electrification of 895 medium and heavy-duty vehicles through its Charge Ready Transport program.

Changes in the electric power industry are impacting customers and jurisdictions outside California as well. Many other states and countries are also pursuing climate change and GHG reduction objectives and large commercial and industrial customers are continuing to pursue cost reduction and sustainability goals. Edison Energy provides decarbonization and energy solutions to commercial, institutional and industrial customers in North America and Europe who may be impacted by these changes.

To better engage in this broader transformation and provide a view of developments outside of SCE, Edison International has made several investments in emerging companies in areas related to the technology and business model changes that are driving industry transformation and may make additional investments in the future. These investments are not financially material to Edison International.

2025 General Rate Case

SCE expects to file its 2025 GRC application with the CPUC in May 2023, for the four-year period of 2025 – 2028. In its 2025 GRC, SCE will seek necessary funding for various grid planning and development activities to support California's clean energy transformation and economy-wide decarbonization objectives, while continuing to prioritize wildfire mitigation programs in high fire risk areas, focus on increased system reliability, technology enabled grid investments and provide safe, reliable, and affordable service to customers.

Cost of Capital Applications

In 2021, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for 2022 and to reset the related annual cost of capital mechanism that can adjust the authorized cost of capital between SCE's cost of capital proceedings based on changes in Moody's utility bond rate index. In November 2022, the CPUC issued a decision maintaining SCE's cost of capital at pre-2022 levels for 2022 and closing the proceedings. In December 2022, intervenors filed an application for rehearing of the decision; if the CPUC takes further action it may impact revenues collected in rates during 2022.

In April 2022, SCE filed an application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term beginning in 2023 and to reset the related annual cost of capital adjustment mechanism (see "Business—SCE—Overview of Ratemaking Process" for further information on the adjustment mechanism). In December 2022, the CPUC issued a final decision that set SCE's ROE at 10.05%, and maintained SCE's current authorized capital structure, after CPUC-allowed exclusions, of 52% common equity, 43% long-term debt, and 5% preferred equity. Under the final decision, SCE's 2023 authorized cost of long-term debt and preferred equity are 4.39% and 6.50%, respectively. Based on the approved capital structure and costs, SCE's weighted average return on rate base for 2023 will be 7.44%. Based on the revenue requirement approved in SCE's 2021 GRC, the final decision will decrease SCE's revenue requirement for 2023 by approximately $90 million compared to the cost of capital currently in rates. In January an intervenor filed an application for rehearing, if the CPUC takes further action it may impact revenues being collected in rates during 2023.

The cost of capital adjustment mechanism's benchmark beginning January 1, 2023, is the 12-month, October 1, 2021 through September 30, 2022, average Moody's Baa utility bond yield of 4.37%. If the difference between the benchmark and the average of the same index for the 12-month period from October 1, 2022 to September 30, 2023 exceeds 100-basis points, SCE's CPUC-authorized ROE will be adjusted for 2024 by half the amount of the difference (up or down). The average Moody's Baa utility bond yield between October 1, 2022 and February 16, 2023 was 5.78%. The spot rate for Moody's Baa utility bond was 5.65% on February 16, 2023. An average Moody's Baa utility bond yield of 5.13% or higher from February 17, 2023 through September 30, 2023 would trigger the mechanism to adjust upward.

Capital Program

Total capital expenditures (including accruals) were $5.7 billion in 2022 and $5.4 billion in 2021. SCE's year-end rate base was $40.6 billion at December 31, 2022, compared to $37.9 billion at December 31, 2021, after excluding rate base associated with AB 1054 Excluded Capital Expenditures.

SCE's 2022 recorded and 2023 – 2024 forecast capital expenditures are set forth in the table below:

				Total
(in billions)	2022	2023	2024	2023 – 2024
Traditional capital expenditures
Distribution[1]	$4.1	$4.2	$3.9	$8.1
Transmission	0.3	0.5	0.6	1.1
Generation	0.1	0.2	0.2	0.4
Subtotal	4.5	4.9	4.7	9.6
Wildfire mitigation-related capital expenditures	1.2	1.1	1.1	2.2
Total capital expenditures	$5.7	$6.0	$5.8	$11.8
Total capital expenditures using range case discussed below	*	$5.7	$5.2	$10.9
1	Includes forecast expenditures for the utility owned storage projects described below and reflects delays to the original project timelines.

* Not applicable

SCE's capital expenditure forecast reflects planned CPUC-jurisdictional spending including amounts requested in SCE's GRC track 4 filing for the 2024 attrition year of the 2021 GRC, the WCCP and other programs outlined in SCE's WMP that are above amounts authorized in the 2021 GRC, CPUC-approved utility owned storage expenditures and planned FERC capital expenditures. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information on the GRC track 4 filing.

Potential capital spending variability associated with future regulatory requests based on management judgment, potential for permitting delays and other operational considerations is reflected in the range case above, including deferral of all activity on the Riverside Transmission Reliability Project during 2023. For more information, see "Liquidity—SCE—Capital Investment Plan." The completion of projects, the timing of expenditures, and the associated cost recovery may be affected by permitting requirements and delays, construction schedules, availability of labor, equipment and materials, financing, legal and regulatory approvals and developments, community requests or protests, weather and other unforeseen conditions.

In addition to the amounts presented in the table above SCE expects to make additional CPUC capital expenditures, the recovery of which will be subject to future regulatory approval. This includes expenditures to be requested in the 2025 GRC application which will reflect SCE's 2023 – 2025 WMP and non-GRC programs including the Building Electrification Program and an enterprise resource planning software implementation. These capital expenditures and expected FERC capital expenditures are expected to be in a range of approximately $5.3 billion to $6.8 billion in aggregate between 2024 and 2025.

Reflected below is SCE's weighted average annual rate base for 2023 – 2024 incorporating authorized CPUC-jurisdictional expenditures including utility owned storage, planned FERC capital expenditures, and planned non-GRC projects or programs.

(in billions)	2022		2023	2024
Rate base for expected capital expenditures		$38.6	$41.9	$44.8
Rate base for expected capital expenditures using range case discussed above	$	*	$41.6	$43.9

* Not applicable

Including programs outlined in SCE's WMP subject to future cost recovery proceedings, rate base associated with wildfire restoration capital expenditures subject to future CEMA applications and planned expenditures from the 2025 GRC and non-GRC programs, SCE's weighted average annual rate base could be up to $45.0 billion in 2024 and is expected to be between $47.2 billion and $49.5 billion in 2025.

Utility Owned Storage Projects

In October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory with an aggregate capacity of 537.5 MW and an in-service date of August 1, 2022.

In April 2022, SCE received a force majeure event notice from Ameresco in which Ameresco asserted that both manufacturing delays related to COVID-19 shut-downs in China and new shipping restrictions imposed by Chinese governmental authorities were then impacting the supply of batteries from China necessary for timely completion of the projects. Ameresco subsequently supplemented its force majeure notice noting additional supply chain issues related to COVID-19. Permitting delays and engineering issues and certain changes requested by SCE also impacted the projects in 2022. SCE expects to receive in aggregate approximately $270 million of tax credits available under the IRA for all three projects, which will accrue to the benefit of its customers. In January 2023, SCE received a force majeure event notice from Ameresco in which Ameresco asserted that severe winter storms in Southern California had impacted the timely completion of the projects.

While Ameresco has advised SCE that it currently expects all three projects to be in-service prior to June 2023, SCE believes that there is risk of delay beyond Ameresco's projected in-service dates.

SCE is continuing to evaluate the force majeure event notices and is awaiting additional information from Ameresco on the underlying events. If there is a valid force majeure event under the contracts with Ameresco, subject to certain conditions, the project schedules and any related triggers of liquidated damages may be extended, and the contract prices may be increased to account for the impact of the force majeure event. Because Ameresco did not achieve an in-service date of August 1, 2022, SCE is entitled to liquidated damages under the terms of the contracts subject to any relief Ameresco may be entitled to under the contracts, including any relief for any valid force majeure events. Once triggered, liquidated damages accrue daily for up to 60 days up to a maximum of $89 million in aggregate for all three projects.

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

Southern California Wildfires and Mudslides

California has experienced unprecedented weather conditions in recent years due to climate change. The worsening weather and fuel conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition, and SCE's service territory remains susceptible to additional wildfire activity in 2023 and beyond. In response to worsening conditions and increased wildfire activity over the past several years, SCE has developed and is implementing its WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities. In addition to the investments SCE is making as part of its WMP, SCE also uses its PSPS program to proactively de-energize power lines as a last resort to mitigate the risk of significant wildfires during extreme weather events.

Wildfires in SCE's territory in December 2017 and November 2018 caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. SCE has incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events.

SCE's equipment has been, and may further be, alleged to be associated with several wildfires that have originated in Southern California subsequent to 2018. Edison International and SCE expect that any losses incurred in connection with those fires will be covered by insurance, subject to self-insured retentions and co-insurance, recoveries through electric rates or third-party receivables, and expect that any such losses after recoveries will not be material.

2017/2018 Wildfire/Mudslide Events

Multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. As of December 31, 2022, in addition to the Local Public Entity Settlement, the TKM Subrogation Settlement and the Woolsey Subrogation Settlement, SCE had entered into settlements with approximately 9,500 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In addition, SCE and the SED executed the SED Agreement in October 2021, and SCE's obligations under the SED Agreement commenced on August 15, 2022, when CPUC approval of the SED Agreement became final and non-appealable.

In 2022, SCE accrued estimated losses of $1.3 billion for the 2017/2018 Wildfire/Mudslide Events. As a result, SCE also recorded expected recoveries through FERC electric rates of $76 million against the charge, and the resulting net charge to earnings was $1.2 billion ($879 million after-tax).

Through December 31, 2022, SCE has accrued estimated losses of $8.8 billion, expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $376 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through December 31, 2022 have been $4.6 billion.

As of December 31, 2022, SCE had paid $7.6 billion under executed settlements and had $185 million to be paid under executed settlements, including $120 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had recovered $2.0 billion through insurance and approximately $234 million through FERC-jurisdictional electric rates.

After giving effect to all payment obligations under settlements entered into through December 31, 2022, including under the SED Agreement, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $934 million. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $142 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek CPUC-jurisdictional rate recovery of prudently-incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance and FERC-jurisdictional recoveries, other than for any obligations under the SED Agreement. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of approximately $6 billion by filing multiple future applications with the CPUC. SCE targets the third quarter of 2023 for the first of such cost recovery applications, and expects to request recovery of approximately $2 billion in that filing. SCE's plans with respect to these filings may be delayed or modified. For example, the filings may be delayed if proceedings related to the 2017/2018 Wildfire/Mudslide Events do not progress as anticipated. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to the adoption of AB 1054 on July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured

CPUC-jurisdictional wildfire-related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates.

Post-2018 Wildfires

Several wildfires have significantly impacted portions of SCE's service territory after 2018, including the 2019 Saddle Ridge Fire, the 2020 Bobcat Fire, the 2022 Coastal Fire and the 2022 Fairview Fire.

In 2022, SCE recorded a $572 million increase in estimated losses for the Post-2018 Wildfires and recorded $399 million in expected insurance recoveries against the charge. In light of the prudency standard the CPUC is required to apply under AB 1054 to utilities holding a safety certificate at the time a wildfire ignited after July 12, 2019, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Post-2018 Wildfires, other than for those already authorized for inclusion in electric rates, are probable of recovery through electric rates. As a result, SCE also recorded expected recoveries through electric rates of $162 million against the charges accrued related to the Post-2018 Wildfires. The resulting net charge to earnings was $11 million ($8 million after-tax).

As of December 31, 2022, SCE had paid $13 million under executed settlements related to the Post-2018 Wildfires. After giving effect to all payment obligations under settlements entered into through December 31, 2022, Edison International's and SCE's estimated losses (established at the lower end of the estimated range of reasonably possible losses) for remaining alleged and potential claims related to the Post-2018 Wildfires was $682 million. As of the same date, SCE had assets for expected recoveries through insurance of $473 million and through electric rates of $166 million on their consolidated balance sheets related to the Post-2018 Wildfires.

Expected recoveries from insurance recorded for the Post-2018 Wildfires are supported by SCE's insurance coverage for multiple policy years. While Edison International and SCE may incur material losses in excess of the amounts accrued for each of the Post-2018 Wildfires, Edison International and SCE expect that any losses incurred in connection with any such fire will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after expected recoveries from insurance and through electric rates will not be material.

For further information on Southern California Wildfires and Mudslides, see "Business— Southern California Wildfires," "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054" and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

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

In May 2022, the CPUC issued an order directing SCE to show cause as to why SCE should not be required to: (i) refund ratepayer funding for the portion of the program budget associated with light bulbs that were unaccounted for, (ii) refund energy efficiency incentive mechanism ("ESPI") awards associated with unaccounted-for light bulbs, and (iii) pay penalties for misrepresenting program progress and results to the CPUC. In September 2022, a Presiding Officer's Decision ("POD") was issued in the proceeding finding that SCE mismanaged its Upstream Lighting Program from 2017 through 2019 and failed to ensure that efficient light bulbs were tracked and sold as intended by the program design. The POD requires SCE to (i) refund to ratepayers $76.1 million, representing the portion of the program budget associated with light bulbs that could not be accounted for, (ii) refund to ratepayers $6.8 million, representing ESPI awards associated with light bulbs that could not be accounted for, (iii) pay $19.06 million in fines; and (iv) bear the cost of SCE's investigation, approximately $900,000. The CPUC issued its final decision in November 2022 in line with the POD.

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission, and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC-authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

Years ended December 31, 2022, 2021, and 2020

The following table is a summary of SCE's results of operations for the periods indicated:

	2022			2021			2020
		Cost-			Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$9,008	$8,164	$17,172	$7,872	$7,002	$14,874	$7,468	$6,078	$13,546
Purchased power and fuel	—	6,375	6,375	—	5,540	5,540	2	4,930	4,932
Operation and maintenance	2,793	1,866	4,659	2,015	1,573	3,588	2,280	1,243	3,523
Wildfire-related claims, net of insurance recoveries	1,305	—	1,305	1,276	—	1,276	1,328	—	1,328
Wildfire Insurance Fund expense	214	—	214	215	—	215	336	—	336
Depreciation and amortization	2,540	19	2,559	2,209	7	2,216	1,965	—	1,965
Property and other taxes	482	15	497	462	—	462	435	—	435
Impairment, net of other (income)	50	—	50	67	—	67	(151)	—	(151)
Total operating expenses	7,384	8,275	15,659	6,244	7,120	13,364	6,195	6,173	12,368
Operating income (loss)	1,624	(111)	1,513	1,628	(118)	1,510	1,273	(95)	1,178
Interest expense	(977)	(28)	(1,005)	(785)	(6)	(791)	(757)	(11)	(768)
Other income	198	139	337	109	124	233	149	106	255
Income before income taxes	845	—	845	952	—	952	665	—	665
Income tax (benefit) expense	(109)	—	(109)	17	—	17	(277)	—	(277)
Net income	954	—	954	935	—	935	942	—	942
Less: Preference stock dividend requirements	107	—	107	106	—	106	132	—	132
Net income available for common stock	$847	$—	$847	$829	$—	$829	$810	$—	$810

Earning Activities

Earning activities in 2022 compared to 2021 were primarily affected by the following:

●	Higher operating revenue of $1,136 million is primarily due to:
●	SCE recognized $701 million of revenue for wildfire-related expenses that had been deferred prior to 2021 and were authorized for recovery in the GRC track 2 in January 2022 and GRC track 3 in June 2022 ($416 million included in earnings activities, $285 million included in cost-recovery activities).
●	An increase of CPUC-related revenue of $376 million primarily due to the escalation mechanism set forth in the 2021 GRC decision.
●	SCE recognized $156 million of revenue on CPUC approval of recovery for CSRP-related costs in September 2022. The revenue comprised recovery of $174 million of previously deferred expenses and $48 million of previously unrecognized return on rate base and taxes, offset by $66 million of income tax benefits. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	An increase of other CPUC-related revenue of $121 million primarily related to higher return, taxes and operating expenses recovered through capital balancing accounts, including for wildfire mitigation expenditures.
●	An increase in FERC-related revenue of $23 million primarily due to rate base growth.

●	An increase in other operating revenue of $44 million primarily due to deferred revenue and billing associated with the agreement with Morongo Transmission LLC (offset in depreciation, property and other taxes and operation and maintenance expenses). See "Notes to Consolidated Financial Statements—Note 7. Revenue" for further information.
●	Higher operation and maintenance costs of $778 million primarily due to the following:
●	Higher expenses of $404 million subject to balancing account treatment including the approval in the GRC track 2 and GRC track 3 to recover wildfire-related expenses that had been deferred as regulatory assets prior to 2021 (offset in revenue above).
●	Higher expenses of $95 million related to the POD in September 2022 on SCE's Upstream Lighting Program. This consisted of $76 million of disallowed costs reclassified from cost recovery activities and $19 million of fines. See "Management Overview—Upstream Lighting Program" for further information.
●	Higher expenses of $57 million related to inspections and maintenance.
●	Higher expenses of $27 million previously deferred and expensed on approval for recovery in the CSRP decision (offset in revenue above).
●	Higher uncollectibles expenses of $38 million, including prior period expenses not subject to cost recovery, following a CPUC decision, which required SCE to change its methodology for calculating the portion of uncollectibles expenses incremental to GRC authorized expenses.
●	A charge of $23 million related to settlement of an employment litigation matter, net of estimated insurance recoveries.
●	Higher expenses of $18 million of wildfire mitigation expenses that were disallowed in the GRC track 3 decision.
●	A charge of $14 million related to organizational realignment services.
●	Higher other expenses of $102 million including IT costs, franchise fees, capital related costs, safety programs related to COVID-19, and power plant maintenance costs.
●	Higher wildfire-related claims and expenses of $29 million primarily due to higher estimated losses related to wildfire claims from the 2017/2018 Wildfire/Mudslide Events in 2022 compared to 2021.
●	Higher depreciation and amortization expense of $331 million primarily due to $134 million of previously deferred CSRP depreciation expensed on approval for recovery in the CSRP decision (offset in revenue above) and increased plant balances in 2022.
●	Higher property and other taxes of $20 million primarily due to higher property assessed value in 2022.
●	Lower impairment and other operating income of $17 million primarily due to an impairment charge of $79 million recorded in 2021 related to disallowed historical capital expenditures in SCE's 2021 GRC final decision. Impairments were recorded in 2022 of $17 million related to the CPUC decision in the GRC track 3 proceeding and $47 million related to a settlement agreement between SCE and TURN in the CSRP proceeding. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	Higher interest expense of $192 million primarily due to increased long-term borrowing and higher interest rates on short-term debt and balancing account overcollections.

●	Higher other income of $89 million primarily due to a higher interest rates applied to balancing account undercollections and allowance for funds used during construction.
●	See "Income Taxes" below for the explanation of $126 million increase in income tax benefits.

Cost-Recovery Activities

Cost-recovery activities in 2022 compared to 2021 were primarily affected by the following:

●	Higher purchased power and fuel costs of $835 million primarily due to higher power and gas prices, partially offset by lower load.
●	Higher operation and maintenance costs of $293 million primarily due to:
●	Higher expenses of $285 million of GRC track 2 and GRC track 3 wildfire mitigation expenses that had been deferred prior to 2021 and were authorized for recovery in January 2022 and June 2022, respectively. See "—Earnings Activities" above.
●	Higher uncollectible expenses of $83 million primarily due to authorization to recover 2020 and 2021 costs that had been previously deferred as regulatory assets through the residential uncollectibles balancing account.
●	Lower cost recovery activity expenses due to $76 million of disallowed costs reclassified to earnings activities related to Upstream Lighting Program. See "—Earnings Activities" above.
●	Higher depreciation and amortization expense of $12 million due to recovery of expenses associated with AB 1054 Excluded Capital Expenditures financed through securitization.
●	Higher property and other taxes of $15 million due to recovery of property taxes associated with AB 1054 Excluded Capital Expenditures financed through securitization.
●	Higher interest expense of $22 million primarily due to recovery of expenses associated with AB 1054 Excluded Capital Expenditures financed through securitization.
●	Higher other income of $15 million primarily driven by higher income related to the non-service cost components for SCE's pension benefit plans. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information

As a result of the CPUC-authorized decoupling mechanism, SCE revenues are not affected by changes in retail electricity sales.

Income Taxes

Lower income tax expense of $126 million in 2022 compared to 2021 (a tax benefit was recorded in 2022) was primarily driven by a decrease in pre-tax income and the absence of a one-time charge recorded in 2021. In July 2021, SCE received the IRS's response to its private letter ruling request, regarding the scope of the deferred tax normalization requirements and the computations required to comply with the average rate assumption method. As a result of the IRS ruling, SCE's estimate changed, and a charge was recorded in 2021 to reduce the 2018 through 2021 cumulative tax benefits returned to customers. The effective tax rates were (12.9)% and 1.8% for 2022 and 2021, respectively. SCE's effective tax rate is below the federal statutory rate of 21% for 2022 and 2021 primarily due to the CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable as segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,
(in millions)	2022	2021	2020
Edison Energy Group and subsidiaries	$(17)	$(15)	$(35)
Corporate expenses and other subsidiaries	(113)	5	(36)
Edison International Parent and Other net loss	$(130)	$(10)	$(71)
Less: Preferred stock dividend requirement	105	60	—
Edison International Parent and Other net loss attributable to common shareholders	$(235)	$(70)	$(71)

The net loss attributable to common shareholders from operations of Edison International Parent and Other increased $165 million in 2022 compared to 2021 primarily due to an income tax benefit of $110 million recorded in 2021 related to the settlement of the 2007 – 2012 California tax audits with the FTB and higher preferred dividends in 2022.

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

In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market and bank financings and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facility to fund cash requirements. SCE expects to issue bonds to finance or refinance eligible sustainable projects. Eligible sustainable projects include categories such as renewable energy, clean transportation, energy efficiency and carbon reduction, climate change adaptation, and socioeconomic advancement and empowerment. SCE maintains processes to ensure that proceeds from the sale of the bonds are only used for projects that are aligned with the Edison International sustainable financing framework issued in June 2021. SCE also expects to issue additional debt for general corporate purposes and to finance payments for future resolutions of claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE has invested all $1.6 billion of the required AB 1054 Excluded Capital Expenditures. SCE issued securitized bonds in the amounts of $338 million and $533 million in February 2021 and 2022, respectively, to finance a portion of these expenditures. SCE expects to use the proceeds of future securitized bonds to repay a term loan of $730 million prior to its maturity in May 2023, which financed the remaining AB 1054 Excluded Capital Expenditures. SCE has filed a regulatory application for authorization to issue additional securitized bonds. For further information, see "—Regulatory Proceedings—Financing Order."

The IRA was signed into law in August 2022. See "—Edison International Parent and Other— Edison International Income Taxes" for a description of the impacts of the legislation on the Edison International consolidated tax group including SCE.

The following table summarizes SCE's current, long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB-	BBB
Outlook	Positive	Positive	Stable

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

Available Liquidity

At December 31, 2022, SCE had cash on hand of $766 million and approximately $2.7 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2026.

At December 31, 2022, SCE had $195 million outstanding commercial paper, net of discount, at a weighted average interest rate of 5.20%. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At December 31, 2022, SCE's debt to total capitalization ratio was 0.56 to 1.

At December 31, 2022, SCE was in compliance with all financial covenants that affect access to capital.

Regulatory Proceedings

Wildfire Related Regulatory Proceedings

In response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service territory and throughout California, SCE has incurred wildfire mitigation, wildfire insurance and wildfire and drought restoration related spending at levels significantly exceeding amounts authorized in SCE's GRCs.

2021 General Rate Case Wildfire Mitigation Memorandum Account Balances

The 2021 GRC decision authorized the establishment of balancing accounts for expenses for vegetation management, wildfire insurance, and the WCCP program, with expenditures up to certain thresholds approved for cost recovery. SCE may submit subsequent reasonableness review applications for any spending in excess of these thresholds. SCE has incurred, and in 2023 expects to incur, vegetation management expenses and capital expenditures for WCCP in excess of thresholds established in the 2021 GRC. SCE has also incurred, and in 2023 expects to incur, costs in excess of amounts authorized in the 2021 GRC related to other wildfire mitigation activities, including inspections and maintenance and to support execution of PSPS events. SCE tracks these incremental amounts in memorandum accounts which will be subject to approval in future regulatory proceedings. For more information see "Business—SCE—Overview of Ratemaking Process."

In June 2022, SCE filed an application with the CPUC requesting reasonableness review of these incremental costs incurred in 2021 related to non-covered conductor wildfire mitigation and vegetation management activities, requesting a total revenue requirement of approximately $327 million. In October 2022, the CPUC temporarily suspended the procedural schedule for the proceeding to consider whether there is a sufficient record in the proceeding to address the issue of whether recorded costs are incremental, reasonable, and properly recoverable. In December 2022, the CPUC began to conduct an audit of SCE's 2021 incurred costs, with an expectation of issuing an audit report in July 2023.

2021 General Rate Case Track 3

In June 2022, the CPUC issued a decision on SCE's 2021 GRC track 3 filing that authorized SCE to recover
$385 million of incremental wildfire mitigation operation and maintenance expense and approved $465 million of incremental wildfire mitigation capital expenditures as reasonable. SCE did not obtain a determination of reasonableness for an additional $197 million of capital expenditures, associated with construction in progress, plant assets and installation of current limiting fuses, portions of which were defective. SCE expects to provide additional information supporting its application for recovery of approximately $25 million of current limiting fuses expenditure in its 2025 GRC application. The construction in progress not approved as reasonable in the 2021 GRC track 3 was not eligible for inclusion in SCE's final financing order application, but is being recovered as part of SCE's authorized rate base included in the 2021 GRC decision on a forecast basis.

The decision did not find reasonable certain capital expenditures related to vegetation management software purchased by SCE. As a result of the decision, SCE recorded a $17 million impairment of utility property, plant and equipment.

In October 2022, SCE filed a request to seek recovery of $35 million, after accounting for a $10 million deductible, for vegetation management-related operations and maintenance expenses not approved in this proceeding. These increased costs are tracked in a "Z-Factor" memorandum account for vegetation management line clearance costs related to Senate Bill 247, which went into effect January 1, 2020, and requires SCE to pay line clearance tree trimmers the prevailing wage of qualified electrical workers.

The decision resulted in a revenue requirement of approximately $400 million including a $15 million 2020 revenue requirement for capital expenditures previously found reasonable by the CPUC. The approved revenue requirements are required to be amortized over a 36-month period. SCE is seeking recovery of the approved capital expenditures in a separate financing order application. See "— Financing Order" below.

Wildfire Expense Memorandum Account

SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs in its WEMA. In December 2020, SCE filed a WEMA application with the CPUC to seek recovery of $215 million of costs recorded in WEMA at December 31, 2020. The costs primarily related to incremental wildfire insurance premium expenses and associated costs for wildfire liability insurance policies that provide coverage for the last six months of 2020. In October 2022, the CPUC extended the statutory deadline for completion of the proceeding to April 2023.

SCE believes that uninsured CPUC-jurisdictional wildfire-related costs related to the Post-2018 Wildfires, other than for those already authorized for inclusion in electric rates, are probable of recovery through electric rates. As of
December 31, 2022, SCE has recorded total expected recoveries related to the Post-2018 Wildfires of $152 million within the WEMA and risk management balancing accounts.

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

2021 General Rate Case Track 4

SCE made its 2021 GRC track 4 filing with the CPUC in May 2022. SCE is requesting a revenue requirement of
$8.6 billion for 2024. This represents an increase of $938 million compared to SCE's revenue requirement of $7.7 billion for the 2023 attrition year. A significant component of the track 4 revenue requirement request relates to projects previously authorized by the CPUC, including those which were completed and put into service since the 2021 GRC final decision. The other primary drivers of the increase are inflation and SCE's 2024 vegetation management and wildfire mitigation spending forecasts, partially due to a legislatively required wage rate increase. The schedule adopted by the CPUC for the 2021 GRC track 4 filing calls for a proposed decision in the fourth quarter of 2023.

Financing Order

In September 2022, SCE filed its third application for an irrevocable order from the CPUC to finance $772 million, comprised of AB1054 Excluded Capital Expenditures, allowed overhead costs and associated financing expenses, through the issuance of securitized bonds. The expenditures consist of $204 million approved in the 2021 GRC track 1 and $465 million approved in the 2021 GRC track 3. SCE received a proposed decision on this application in January 2023, which would authorize the issuance of securitized bonds, if approved. SCE expects a final decision in the first quarter of 2023.

CSRP

In September 2022, the CPUC approved SCE's CSRP proceeding for expenditures incurred through April 2021. The approval resulted in a revenue requirement of $388 million through December 2024. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Polices— Impairments of Long-lived Assets" for further information.

In May 2022, SCE filed a second CSRP application with the CPUC requesting recovery of $59 million of capital expenditures and $28 million of operation and maintenance expenses incurred from May 2021 to December 2021. SCE also expects to propose review and cost recovery for additional post-implementation CSRP costs incurred from January 2022 through December 2024 in its 2025 GRC filing.

ERRA Proceeding

SCE's cost-recovery mechanism for its fuel and purchased power-related costs is facilitated in three main balancing accounts, the ERRA, the PABA, and the NSGBA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. The undercollection in ERRA and PABA during 2022 resulted in SCE triggering an established mechanism requiring SCE to file an application to advise the CPUC that SCE's undercollections had exceeded the trigger amount. In December 2022, the CPUC approved inclusion of the undercollection in a January 1, 2023 rate change.

At December 31, 2022, the ERRA and PABA were undercollected by approximately $1.5 billion due to higher gas and power prices and in January 2023, SCE notified the CPUC of a further trigger of the mechanism. Due to the new rate effective in January 2023, undercollections are expected to decrease, however, if undercollections remain above the trigger level, it could result in a further adjustment to customer rates during 2023. See "Business—SCE—Overview of Ratemaking Process" for further information.

In October 2022, as part of the 2020 ERRA review proceeding, the CPUC rejected the methodology SCE used to calculate the portion of uncollectibles expense incremental to amounts authorized in SCE's GRC. This led to a disallowance of $16 million of uncollectibles expense recorded to the residential uncollectible balancing account ("RUBA") in 2020. Beginning in the fourth quarter of 2022, SCE modified its methodology for calculating incremental uncollectibles expense to be included in RUBA to align with the decision.

2023 FERC Formula Rate Annual Update

In November 2022, SCE filed its 2023 annual transmission revenue requirement update with the FERC, with the proposed rate effective January 1, 2023. The update reflects a $2 million increase from SCE's 2022 transmission revenue requirement included in customer rates. The 2023 filing was in line with the 2022 transmission revenue requirement due to significant wildfire-related claims expenses recorded in both years.

2022 California Arrearage Payment Program ("CAPP 2022")

In June 2022, California's State Assembly passed legislation to authorize, fund and implement the CAPP 2022, which is expected to reduce customer arrearages for certain residential customers of California's investor-owned utilities by up to $1.0 billion. In November 2022, SCE received $202 million of CAPP funds on behalf of customers, which has been applied to accounts receivable outstanding from individual customers. To the extent SCE's uncollectibles expenses have been offset by the CAPP 2022, recovery will not be sought through other mechanisms.

Building Electrification Programs Application

In December 2021, SCE filed a $677 million Building Electrification Program Application for a four-year program (2024 – 2027) to incentivize replacing 250,000 gas-fueled water and space heaters with efficient electric heat pumps and to upgrade or enhance the electrical infrastructure for 65,000 homes to support electrification. The proposed program would include $200 million for customer-side electrical infrastructure upgrades for which SCE has requested inclusion as a regulatory asset in rate base, $69 million in capital expenditures and $408 million of operations and maintenance expense including heat pump incentives, program administration, and implementation costs. The CPUC is expected to issue a final decision on the application in mid-2023.

Capital Investment Plan

Major Transmission Projects

A summary of SCE's most significant transmission and substation construction projects during the next two years is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing and regulatory approvals.

		Direct
	Project	Expenditures	Inception to Date	Scheduled In-
Project Name	Lifecycle Phase	(in millions)[1]	(in millions)[1]	Service Date
Riverside Transmission Reliability[2]	Licensing	584	33	2026
Alberhill System[3]	Licensing	486	48	—	[3]
Eldorado-Lugo-Mohave Upgrade	Construction	247	226	2023
1	Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecast discussed in "Management Overview—Capital Program."
2	Expenditures and in-service date are based on CPUC approved plans and may be impacted by any changes to those plans required by Riverside City Council.
3	Includes the original estimated project cost for Alberhill. In January 2020, SCE submitted a supplemental analysis to the CPUC which included alternative projects as well as an update to the original project cost. SCE is unable to predict the timing of a final CPUC decision, the corresponding in-service date, and what the final project costs will be for the Alberhill System Project.

Riverside Transmission Reliability Project

The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities ("RPU"), the municipal utility department of the City of Riverside. While RPU will be responsible for constructing some of the project's facilities within Riverside, SCE's portion of the project consists of constructing upgrades to its system, including a new 230 kV substation; certain interconnection and telecommunication facilities and transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. In May 2022, the Riverside City Council voted to review and advise on alternatives to the CPUC approved project. Consequently, SCE suspended all major activities on the project. In January 2023, the City Council voted to establish a working group to pursue funding for additional undergrounding. SCE's capital forecast currently includes $128 million and $190 million of Riverside Transmission Reliability Project expenditures in 2023 and 2024, respectively, which may be affected by further delays to the project.

Alberhill System Project

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

Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. Excluding land costs, which may be recovered through sale to a third party, SCE has incurred approximately $59 million and $55 million of capital expenditures, including overhead costs, of which approximately $42 million and $39 million may not be recoverable if the project is cancelled, as of December 31, 2022 and 2021, respectively.

Eldorado-Lugo-Mohave Upgrade Project

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

Other Capital Investment Projects and Programs

For a discussion of utility owned storage and forecast wildfire mitigation capital expenditures, including the WCCP, see "Management Overview—Capital Program." For discussion of Electrification and Clean Energy Transition Programs, see "— Regulatory Proceedings—Building Electrification Programs Application."

Decommissioning of San Onofre

The decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. SCE has engaged the DGC to undertake a significant scope of decommissioning activities for Units 1, 2 and 3 at San Onofre. The decommissioning of San Onofre is expected to take many years.

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

Two Independent Spent Fuel Storage Installations ("ISFSI") store nuclear fuel onsite at San Onofre. The first primarily stores nuclear fuel from Unit 1 ("ISFSI 1") and the second stores nuclear fuel from Units 2 and 3 ("ISFSI 2"). SCE's CDPs for ISFSI 1 and ISFSI 2 extend through 2035.

Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in ISFSI 1 was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work.

Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from San Onofre Units 2 and 3 to dry cask storage in the two ISFSIs was completed in August 2020. In October 2019, the California Coastal Commission approved SCE's application for a CDP, the principal discretionary permit required to start major decommissioning activities at San Onofre Units 2 and 3. In August 2020, SCE commenced, and is currently conducting, major decommissioning activities in accordance with the terms of the permit.

In the third quarter of 2021, SCE updated its decommissioning cost estimate for decommissioning activities to be completed at San Onofre Units 2 and 3 to $3.4 billion (SCE share is $2.6 billion) in 2021 dollars. The decommissioning cost estimate included costs through the expected decommissioning completion date, currently estimated to be in 2053 for San Onofre Units 2 and 3. SCE filed its updated decommissioning cost estimate with the CPUC in February 2022. Decommissioning cost estimates are subject to a number of uncertainties including the cost and timing of nuclear waste disposal, the time it will take to obtain required permits, cost of removal of property, site remediation costs, as well as a number of other assumptions and estimates, including when the federal government will provide for either interim or permanent off-site storage of spent nuclear fuel enabling the removal and transport of spent fuel canisters from the San Onofre site, as to which there can be no assurance. Cost estimates are subject to change as decommissioning proceeds and such changes may be material.

SCE's share of the San Onofre Units 2 and 3 decommissioning costs recorded during 2022 and 2021 were $187 million (in 2022 dollars) and $236 million (in 2021 dollars), respectively. The CPUC conducts a reasonableness review of recorded decommissioning costs.

In February 2022, SCE filed its application for reasonableness review of approximately $570 million (SCE share in 2022 dollars) of recorded San Onofre Units 2 and 3 decommissioning costs incurred during the period 2018 to 2020. Intervenors in the proceeding have recommended approximately $115 million (SCE share in 2022 dollars) in disallowances for San Onofre Units 2 and 3 decommissioning costs. This amount includes a recommended disallowance of approximately $45 million in costs associated with an August 2018 incident that occurred when an SCE contractor was loading a spent nuclear fuel canister into an ISFSI resulting in fuel transfer operations being suspended for approximately one year. The remainder of the recommended disallowance amount is primarily for contractor staffing costs incurred during a delay in issuance of the CDP to allow for decommissioning.

SCE had nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.2 billion and $2.8 billion as of December 31, 2022 and December 31, 2021, respectively. Based upon the resolution of a number of uncertainties, including the uncertainties of decommissioning discussed above, the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other assumptions and estimates, additional contributions to the nuclear decommissioning trust's funds may be required. If additional contributions to the nuclear decommissioning trust funds become necessary, SCE will seek recovery of such additional funds through electric rates and any such recovery will be subject to a reasonableness review by the CPUC. Cost increases resulting from contractual disputes, delays in performance by the contractor, elevated levels of inflation, or permitting delays, among other things, could cause SCE to materially overrun the decommissioning cost estimate and could materially impact the sufficiency of trust funds.

In December 2022, the CPUC approved disbursements from SCE's nuclear decommissioning trusts to cover forecasted 2023 decommissioning costs for San Onofre Units 2 and 3, of which SCE's share is approximately $300 million in 2023 dollars.

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

The common equity component of SCE's CPUC authorized capital structure is 52% on a weighted average basis over the Capital Structure Compliance Period, unchanged from the January 1, 2020 to December 31, 2022 compliance period. The CPUC authorized capital structure differs from the capital structure calculated based on GAAP due to certain exclusions allowed by CPUC, including the impact of SCE's contributions to the Wildfire Insurance Fund under AB 1054. For further information, see "Business—SCE—Overview of Ratemaking Process" and "Business—Southern California Wildfires."

In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. With these exclusions, SCE was in compliance with its authorized capital structure for the compliance period from January 1, 2020 to December 31, 2022. The temporary exclusion lapsed on May 7, 2022. In April 2022, SCE filed another application requesting continued waiver of compliance with its equity ratio requirement. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement while the waiver application is pending resolution. While the exclusion is in place, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

SCE monitors its compliance with the CPUC's equity ratio requirement based on the weighted average of the common equity component of SCE's CPUC authorized capital structure over the Capital Structure Compliance Period using its actual capital structure from the beginning of the Capital Structure Compliance Period through the reporting date together with forecasted performance and expected financing activities for the remainder of the Capital Structure Compliance Period. SCE expects to be compliant with its CPUC authorized capital structure at the end of the Capital Structure Compliance Period.

SCE's ability to declare and pay common dividends may be restricted under the terms of its outstanding series of preference stock. For further information see "Notes to Consolidated Financial Statements—Note 14. Equity."

As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 23, 2023, SCE declared a dividend to Edison International of $350 million.

The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, and its ability to access the capital markets and generate operating cash flows and earnings. If SCE incurs significant costs related to catastrophic wildfires and is unable to recover such costs through insurance, the Wildfire Insurance Fund (for fires after July 12, 2019), or from customers or is unable to access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and its preference shareholders.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at December 31, 2022 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of December 31, 2022, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel derivative contracts. Natural gas prices have increased significantly in 2022 due to global demand and extreme weather conditions in the USA, which resulted in substantially higher collateral postings and potential collateral requirements during the year.

In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices. In particular, SCE has an agreement with a counterparty for gas transport and balancing services through their pipeline. In December 2022, extreme winter conditions combined with pipeline constraints led to extremely high natural gas prices and usage, which affected collateral terms within the arrangement. Through December 31, 2022, the counterparty could have contractually requested $118 million in collateral from SCE but waived the amount, given the extraordinary conditions. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which the downgrade occurs.

(in millions)
Collateral posted as of December 31, 2022[1]	$461
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	252
Incremental collateral requirements for SCE's financial hedging activities resulting from adverse market price movement[3]	73
Posted and potential collateral requirements	$786

1      Net collateral provided to counterparties and other brokers consisted of $437 million in letters of credit and surety bonds and $24 million of cash collateral.

2      Represents potential collateral requirements for accounts payable and mark-to-market valuation at December 31, 2022. Requirement varies throughout the period and is generally lower at the end of the month.

3      Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2022 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.

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

At December 31, 2022, Edison International Parent had cash on hand of $148 million and $1.4 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2026.

At December 31, 2022 Edison International Parent had $90 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 4.92% supported by the $1.5 billion revolving credit facility. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

Edison International Parent has $1.4 billion of debt maturities arising in the next 12 months. Edison International expects to finance these maturities with $300 million to $400 million of equity content, as viewed by ratings agencies, and expects to issue debt for the remainder. In August 2022, Edison International Parent established a program to sell shares of its common stock with aggregate sales price up to $500 million, including through designated broker-dealers at prevailing market prices (an at-the-market offering). For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity."

On February 23, 2023, Edison International declared a dividend of $0.7375 per share to be paid on April 30, 2023. Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. Prior to declaring dividends, Edison International's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. For information on the California law requirements on the declaration of dividends, see "—SCE—SCE Dividends." Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.

Edison International's ability to declare and pay common dividends may be restricted under the terms of the Series A and Series B Preferred Stock. For further information see "Notes to Consolidated Financial Statements—Note 14. Equity."

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2022, Edison International's consolidated debt to total capitalization ratio was 0.64 to 1.

At December 31, 2022, Edison International Parent was in compliance with all financial covenants that affect access to capital.

The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa3	BBB-	BBB
Outlook	Positive	Positive	Stable

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

Edison International Income Taxes

Net Operating Loss and Tax Credit Carryforwards

Edison International has approximately $3.4 billion of tax effected net operating losses and tax credit carryforwards at December 31, 2022 (after excluding $121 million of Capistrano Wind attributes and offsetting $310 million of unrecognized tax benefits), which are available to offset future consolidated tax liabilities.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for further information regarding taxes payable to Capistrano Wind. Edison International expects to utilize its net operating loss and tax credit carryforwards through 2029 based on currently enacted tax laws.

Inflation Reduction Act of 2022

On August 16, 2022, the IRA was signed into law. The law imposes a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a specified 3-year period. The CAMT will be effective January 1, 2023. Based on the current interpretation of the law and historical financial data, Edison International estimates that it will exceed the $1 billion threshold and be subject to CAMT on its consolidated Federal tax returns beginning in 2025. SCE expects to be subject to CAMT on its stand-alone Federal return beginning in 2024.

The law also includes significant extensions, expansions, and enhancements of numerous energy-related investment tax credits, as well as creating new credits applicable to electricity production which may apply to SCE's capital expenditures. Under the IRA, SCE expects to generate investment tax credits related to its utility owned storage projects, which will accrue to the benefit of its customers.

Historical Cash Flows

SCE

	Years ended December 31,
(in millions)	2022	2021	2020
Net cash provided by operating activities	$3,319	$158	$1,427
Net cash provided by financing activities	2,724	5,218	3,699
Net cash used in investing activities	(5,557)	(5,152)	(5,094)
Net increase in cash, cash equivalents and restricted cash	$486	$224	$32

Net Cash Provided by Operating Activities

The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2022, 2021 and 2020:

	Years ended December 31,			Change
(in millions)	2022	2021	2020	2022/2021
Net income	$954	$935	$942
Non-cash items[1]	2,701	2,534	1,840
Subtotal	3,655	3,469	2,782	186
Contributions to Wildfire Insurance Fund	(95)	(95)	(95)	—
Changes in cash flow resulting from working capital[2]	327	(705)	(136)	1,032
Regulatory assets and liabilities	(51)	(720)	(1,799)	669
Wildfire related claims[3]	(56)	(2,648)	(56)	2,592
Proceeds from Morongo Transmission LLC[4]	—	400	—	(400)
Other noncurrent assets and liabilities[5]	(461)	457	731	(918)
Net cash provided by operating activities	$3,319	$158	$1,427	$3,161
1	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other, Wildfire Insurance Fund amortization expense, deferred income taxes and other.
2	Changes in working capital items include receivables, unbilled revenue, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, and other current assets and liabilities.
3	The 2022 amounts include payments of $1.9 billion settlements on 2017/2018 Wildfire/Mudslide Events claims, partially offset by an increase of estimated losses of $1.3 billion on 2017/2018 Wildfire/Mudslide Events and $0.6 billion on Post-2018 Wildfires. The 2021 amounts were primarily related to settlement payments of $3.9 billion for 2017/2018 Wildfire/Mudslide Events, partially offset by an increase of $1.3 billion in liabilities for the 2017/2018 Wildfire/Mudslide Events.
4	Represents $400 million proceeds from Morongo Transmission LLC for use of a portion of the West of Devers transmission line in 2021.
5	Includes changes in wildfire-related insurance receivables. Also includes nuclear decommissioning trusts activities. See "Nuclear Decommissioning Activities" below for further information.

Net cash provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2022 by $186 million from 2021 primarily due to higher revenue due to the escalation mechanism as set forth in the 2021 GRC final decision and higher return on rate base from capital balancing accounts, partially offset by higher operation and maintenance expenses and higher interest expense.

Net cash provided by operating activities was also impacted by cash outflow of $95 million related to SCE's contributions to the Wildfire Insurance Fund in both 2022 and 2021. See "Business—Southern California Wildfires" for further information.

Net cash inflow (outflow) for working capital was $327 million and $(705) million in 2022 and 2021, respectively. The net cash inflow for working capital for 2022 was mainly due to an increase in payables of $343 million driven by higher payables on power purchase contracts and a net decrease of $24 million in customer receivables and unbilled revenue primarily from $387 million of CAPP funds received in 2022, partially offset by lower collections. The net cash outflow for working capital in 2021 was mainly due to net increases in unbilled revenue and customer receivables of
$700 million.

Net cash used in regulatory assets and liabilities, including the increase in net undercollections of balancing accounts, was $51 million and $720 million in 2022 and 2021, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2022

●	Net undercollections of BRRBA increased by $259 million primarily due to inclusion in BRRBA of $401 million of revenue requirement authorized under GRC track 2 for collection in customer rates starting March 2022 over a 36-month period, a revenue requirement of approximately $400 million authorized under GRC track 3 for collection in customer rates starting October 2022 over a 36-month period, and $174 million CSRP related expenses approved in September 2022. These higher undercollections were partially offset by current year overcollections due to higher sales volume and average rates due to extreme heat in California and recovery of prior year undercollections, including 2021 GRC authorized additional revenue requirement for the first nine months of 2021 to be collected over a 27-month period starting October 2021.
●	Undercollections decreased by $180 million related to wildfire risk mitigation and restoration memorandum and balancing accounts as a result of approval to recover costs in GRC track 2 and track 3, which were transferred to BRRBA for recovery as mentioned above, partially offset by additional WEMA and wildfire risk mitigation and restoration costs incurred.
●	Net undercollections for ERRA, PABA and NSGBA increased by $795 million primarily due to current year undercollections due to higher than forecast energy prices and load, partially offset by higher sales volume and higher average rates driven by extreme heat in California and recovery of prior PABA and NSGBA undercollections.
●	Increased overcollections of $511 million for the public purpose and energy efficiency programs primarily due to lower program spending due to timing and increased sales volume.
●	Net overcollection increased by $178 million for the FERC balancing accounts primarily due to current year overcollections due to higher sales volume, recovery of prior year undercollections and lower operating expenses than amounts included in revenue requirements.
●	Increase in overcollections of $56 million for excess California Department of Water Resources ("DWR") bond and power charges to be refunded to customers over a 12-month period beginning in June 2022.
●	Undercollections in the CSRP memorandum account decreased by $64 million primarily due to transfer $174 million approved expense to BRRBA as mentioned above, partially offset by related deferred CSRP post implementation costs.

2021

●	Net undercollections of BRRBA increased by $227 million primarily driven by adoption of the 2021 GRC final decision, including 2021 authorized revenue requirements to be collected over a 27-month period starting October

2021, and CEMA drought authorized revenue requirement to be collected over a 12-month period starting October 2021. The undercollections are partially offset by current year overcollection due to higher sales volume, and recovery of prior year undercollections, including WEMA and the Grid Safety and Resiliency Program being collected over a two-year and one-year period, respectively, starting October 2020.
●	Undercollections of $364 million were related to wildfire-related expenses that are probable of future recovery from customers.
●	Undercollections of CEMA accounts decreased by $62 million as a result of approval to recover drought restoration costs, which was transferred to BRRBA for recovery, partially offset by additional restoration costs due to wildfire events in 2020.
●	Net undercollections for ERRA, PABA and the NSGBA increased by $251 million primarily due to current year undercollections as a result of higher gas and power prices, partially offset by higher sales volume, and recovery of prior PABA and NSGBA undercollections.
●	Undercollections from COVID-19-related memorandum and balancing accounts decreased by $82 million due to transfer of $182 million to ERRA and public purpose programs, partially offset by additional customer uncollectible expenses.
●	Undercollections of $98 million in the CSRP memorandum account were related to CSRP implementation costs.

Cash flows (used in) or provided by other noncurrent assets and liabilities were primarily related to an increase in wildfire insurance receivables of $(398) million in 2022 and an insurance recovery of $708 million in 2021. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for 2022, 2021 and 2020. Issuances of debt is discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Years ended December 31,
(in millions)	2022	2021	2020
Issuances of long-term debt, including premium/discount and net of issuance costs	$5,032	$5,411	$2,676
Long-term debt repaid or repurchased	(385)	(1,037)	(699)
Short-term debt borrowed	—	2,654	2,194
Short-term debt repaid	(1,543)	(2,255)	(326)
Commercial paper (repaid), net of borrowing	(406)	(124)	175
Capital contributions from Edison International Parent	1,400	1,633	1,432
Redemptions of preferred and preference stock	—	—	(308)
Payment of common stock dividends to Edison International	(1,300)	(975)	(1,332)
Payment of preferred and preference stock dividends	(110)	(106)	(118)
Other	36	17	5
Net cash provided by financing activities	$2,724	$5,218	$3,699

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Cash used in capital expenditures were $5.8 billion, $5.5 billion and $5.5 billion for 2022, 2021 and 2020, respectively, primarily related to transmission, distribution and generation investments. SCE had a net redemption of nuclear decommissioning trust investments of $123 million, $256 million and $197 million in 2022, 2021 and 2020, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Years ended December 31,
(in millions)	2022	2021	2020
Net cash used in operating activities:
Net earnings (losses) from nuclear decommissioning trust investments	$78	$(31)	$25
SCE's decommissioning costs	(189)	(238)	(223)
Net cash provided by investing activities:
Proceeds from sale of investments	4,177	3,961	5,927
Purchases of investments	(4,054)	(3,705)	(5,730)
Net cash impact	$12	$(13)	$(1)

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments.

Funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. The net cash impact reflects timing of decommissioning payments ($189 million, $238 million and $223 million in 2022, 2021 and 2020, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($201 million, $225 million and $222 million in 2022, 2021 and 2020, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Years ended December 31,
(in millions)	2022	2021	2020
Net cash used in operating activities	$(103)	$(147)	$(164)
Net cash provided by financing activities	157	227	28
Net cash (used in) provided by investing activities	(17)	1	123
Net increase (decrease) in cash, cash equivalents and restricted cash	$37	$81	$(13)

Net Cash Used in Operating Activities

Net cash used in operating activities decreased in 2022 by $44 million from 2021 due to:

●	Outflows of $193 million and $147 million from operating activities in 2022 and 2021, respectively, due to payments and receipts relating to interest and operating costs.
●	$90 million cash inflow from a wildfire insurance premium received by EIS in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Years ended December 31,
(in millions)	2022	2021	2020
Dividends paid to Edison International common shareholders	$(1,050)	$(988)	$(928)
Dividends paid to Edison International preferred shareholders	(99)	(35)	—
Dividends received from SCE	1,300	975	1,332
Capital contributions to SCE	(1,400)	(1,633)	(1,432)
Issuance of common stock	13	32	912
Issuance of preferred stock, net of issuance costs	—	1,977	—
Long-term debt issuance, net of discount and issuance costs	939	—	397
Long-term debt repayments	(700)	—	(400)
Issuance of term loan	1,000	—	—
Commercial paper financing, net	89	(130)	129
Other	65	29	18
Net cash provided by financing activities	$157	$227	$28

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities in 2022 included a net cash outflow of $17 million for a business acquisition at Edison Energy. For more details, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Business Acquisition."

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

Edison International Parent and Other and SCE have estimated contributions to the pension and PBOP plans. These amounts represent estimates that are based on assumptions that are subject to change. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

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

MARKET RISK EXPOSURES

Edison International's and SCE's primary market risks include fluctuations in interest rates, commodity prices and volumes, and counterparty credit. Derivative instruments are used to manage market risks including market risks to SCE's customers. For further discussion of market risk exposures, including commodity price risk, credit risk and interest rate risk, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments" and "—Note 4. Fair Value Measurements."

Interest Rate Risk

Edison International and SCE are exposed to changes in interest rates primarily as a result of financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International's and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2023 through a CPUC cost of capital adjustment mechanism, see "Liquidity and Capital Resources—SCE" and "Business—SCE—Overview of Ratemaking Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International:
December 31, 2022	$29,639	$26,824	$25,739	$28,006
December 31, 2021	25,247	27,718	26,920	28,565
SCE:
December 31, 2022	26,258	23,469	22,444	24,590
December 31, 2021	22,110	24,375	23,603	25,196

Commodity Price Risk

SCE and its customers are exposed to the risk of a change in the market price of natural gas, electric power and transmission congestion. Due to regulatory mechanisms, exposure to commodity prices is not expected to impact earnings but may impact timing of cash flows. SCE's hedging program is designed to reduce exposure to variability in market prices related to SCE's purchases and sales of electric power and natural gas. As part of this program, SCE enters into energy options, swaps, forward arrangements and congestion revenue rights ("CRRs"). The transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans. Therefore, SCE expects recovery of its related hedging costs, as well as procurement costs, through the ERRA balancing account or CPUC-approved procurement plans. For more details of the ERRA balancing account, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—ERRA Proceeding" and "Business—SCE—Overview of Ratemaking Process."

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

The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net asset of $240 million and $44 million at December 31, 2022 and 2021, respectively.

The following table summarizes the increase or decrease to the fair values of the net asset of derivative instruments included in the consolidated balance sheets, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

	December 31,
(in millions)	2022	2021
Increase in electricity prices by 10%	$22	$13
Decrease in electricity prices by 10%	(22)	(13)
Increase in gas prices by 10%	40	20
Decrease in gas prices by 10%	(40)	(20)

Investment Price Risk

Edison International and SCE are subject to investment price risk due to securities held as investments in the nuclear decommissioning trust and various pension and other post-retirement benefit plan trusts.

Nuclear Decommissioning Trust

As of December 31, 2022, SCE's nuclear decommissioning trust investments consist of equity investments of $1.6 billion and fixed income investments of $2.2 billion. These investments are exposed to price fluctuations in equity markets and changes in interest rates. SCE's investment policies and CPUC requirements place limitations on the types and investment grade ratings of the securities that may be held by the nuclear decommissioning trust. These policies restrict the trust from holding alternative investments and limit the trust funds' exposures to investments in highly illiquid markets. Due to regulatory mechanisms, investment earnings and realized and unrealized gains and losses increase or decrease the trust assets and the related regulatory asset or liability, and do not materially affect earnings. For further discussion on the nuclear decommissioning trust investments, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 10. Investments."

PBOP and Pension Plan Assets

The PBOP Plan and the Southern California Edison Company Retirement Plan Trust assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. These investments are exposed to price fluctuations in equity markets and changes in interest rates. The investment of plan assets is overseen by a fiduciary investment committee. Risk is managed through diversification among multiple asset classes, managers, styles and securities. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for additional information regarding investment strategy of plan assets.

A significant decline in the value of plan assets could require SCE to increase funding of its pension and PBOP plans in future periods, which could adversely affect cash flows in those periods. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of set-off. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2022, SCE's power and gas trading counterparty credit risk exposure was $239 million, all of which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lowest of a counterparty's S&P's, Moody's and Fitch's rating.

For more information related to credit risks, see "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The accounting policies described below are considered critical to obtaining an understanding of Edison International's and SCE's consolidated financial statements because their application requires the use of significant estimates and judgments by management in preparing the consolidated financial statements. Management estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the estimate requires significant assumptions and changes in the estimate or, the use of alternative estimates, could have a material impact on Edison International's and SCE's results of operations or financial position. For more information on Edison International's and SCE's accounting policies, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies."

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

Application to 2017/2018 Wildfire/Mudslide Events

As discussed in "Management Overview," wildfires in SCE's territory in December 2017 and November 2018 caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers.

The extent of legal liability for wildfire-related damages in actions against utilities depends on a number of factors, including whether the utility substantially caused or contributed to the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. Final determinations of legal liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes and settlements may be reached before determinations of legal liability are ever made.

Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events. Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed as the claims mediation processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation processes, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. Management's 2022 reviews included a review of large damage claims presented by a small number of plaintiffs, new lawsuits filed in the Woolsey Fire litigation and information obtained after the statute of limitations for individual plaintiffs for the Woolsey Fire expired, including information regarding the nature of claims remaining in the Woolsey Fire litigation. Management also reviewed information obtained from settling a substantial portion of the claims in the 2017/2018 Wildfire/Mudslide Events litigations, including higher than expected costs to settle claims. As a result of management's reviews during 2022, SCE recorded a $1.3 billion increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events during the year.

In total, through December 31, 2022, SCE has accrued estimated losses of $8.8 billion, has paid or is obligated to pay approximately $7.8 billion in settlements and has recovered $2.0 billion from its insurance carriers and approximately $234 million through FERC-jurisdictional electric rates in relation to the 2017/2018 Wildfire/Mudslide Events. At December 31, 2022 Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events is $934 million.

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

Effect if Different Assumptions Used.   Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets, plant investments and/or liabilities would have to be written off against current period earnings. At December 31, 2022, the consolidated balance sheets included regulatory assets of $10.7 billion and regulatory liabilities of $9.2 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.

Application to Southern California Wildfires

Application to 2017/2018 Wildfire/Mudslide Events

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

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries within the FERC balancing account.

Application to Post-2018 Wildfires

Management judgment was required to assess the probability of recovery of SCE's losses realized in connection with the Post-2018 Wildfires in excess of available insurance.

The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. On July 12, 2019, AB 1054 clarified that the CPUC must allow recovery of costs and expenses arising from a covered wildfire if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates "serious doubt" as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to dispel that doubt and prove its conduct was prudent. The serious doubt standard in AB 1054 is modeled after the FERC cost recovery standard. SCE evaluates the probability of recovery for Post-2018 Wildfires in the context of the prudency standard laid out by AB 1054 above. This assessment is made based on SCE’s status as a holder of a valid safety certificate, facts known to date related to the ignition, and any regulatory decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, which as of December 31, 2022 has not been applied by the CPUC to an actual cost recovery application filed by any California investor-owned utility. SCE also considers which costs are eligible for recovery based on precedents from other CPUC cost recovery proceedings. Management’s assessment of the probability of recovery may change, related to changes in any of these factors in the future.

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

Key Assumptions and Approach Used.   In determining whether it is more likely than not that all or some portion of net operating loss and tax credit carryforwards can be utilized, management analyzes the trend of GAAP earnings and then estimates the impact of future taxable income, reversing temporary differences and available prudent and feasible tax planning strategies based on currently enacted tax laws.

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

Nuclear Decommissioning – Asset Retirement Obligation

Key Assumptions and Approach Used.   San Onofre Units 1, 2 and 3 decommissioning cost estimates are updated in each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") and when there are material changes to the timing or amount of estimated future cash flows. Palo Verde decommissioning cost estimates are updated by the operating agent, Arizona Public Services, every three years and when there are material changes to the timing or amount of estimated future cash flows. SCE estimates that it will spend approximately $6.3 billion, undiscounted through 2080, to decommission its nuclear facilities.

The current ARO estimates for San Onofre and Palo Verde are based on:

●	Decommissioning Costs. The estimated costs for labor, material, equipment and other, and low-level radioactive waste costs are included in each of the NRC decommissioning stages: license termination, site restoration and spent fuel storage. The liability to decommission SCE's nuclear power facilities is based on a 2020 decommissioning study, filed as part of the 2021 NDCTP, for San Onofre Unit 1, 2 and 3 and a 2019 decommissioning study for Palo Verde, with revisions to the cost estimate in 2020.
●	Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment and low-level radioactive waste burial costs. SCE's current estimates are based upon SCE's decommissioning cost methodology used for ratemaking purposes. Average escalation rates range from 2.3% to 7.5% (depending on the cost element) annually.

●	Timing. Initial decommissioning activities at San Onofre Unit 1 started in 1999 and at Units 2 and 3 in 2013. Cost estimates for San Onofre Units are currently based on completion of decommissioning activities by 2053. Cost estimates for Palo Verde are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The Palo Verde 1, 2, 3 operating licenses currently expire in 2045, 2046 and 2047, respectively.
●	Spent Fuel Dry Storage Costs. Cost estimates, including the impact of escalations, are based on an assumption that the U.S. Department of Energy will begin to take spent fuel from the nuclear industry in 2031 and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2051 and 2078, respectively.
●	Changes in Decommissioning Technology, Regulation and Economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.

See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for further discussion of the plans for decommissioning of San Onofre.

Effect if Different Assumptions Used.   The ARO for decommissioning SCE's nuclear facilities was $2.3 billion as of December 31, 2022, based on the decommissioning studies performed and the subsequent cost estimate updates. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability.

The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

Increase to ARO at
(in millions)	December 31, 2022
Uniform increase in escalation rate of 1 percentage point	$584

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

As of December 31, 2022, Edison International's and SCE's pension plans had a $3.5 billion and $3.2 billion projected benefit obligation, respectively, and total 2022 expense for these plans was $19 million and $16 million, respectively. As of December 31, 2022, the accumulated benefit obligation for both Edison International's and SCE's PBOP plans were

$1.3 billion, and total 2022 expense for Edison International's PBOP plan were $1 million, and no expense for SCE's PBOP plan. Annual contributions made to most of SCE's pension and PBOP plan are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.

Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2022, this cumulative difference amounted to $63 million, meaning that the ratemaking method has recognized less in expense than the accounting method since implementation of authoritative guidance for employers' accounting for pensions in 1987, which was offset by a regulatory liability for the current funding level of SCE's pension plan.

Edison International and SCE used the following critical assumptions to determine expense for pension and PBOP for 2022:

		Postretirement
	Pension	Benefits Other
(in millions)	Plans	than Pensions
Discount rate[1]	2.75%	2.95%
Expected long-term return on plan assets[2]	5.50%	3.50%
Assumed health care cost trend rates[3]	*	6.25%

*     Not applicable to pension plans.

1	The discount rate enables Edison International and SCE to state expected future cash flows at a present value on the measurement date. Edison International and SCE select its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows by matching the timing and amount of expected future benefit payments to the corresponding yields from the Willis Towers Watson RATE: Link 10th – 90th percentile yield curve model on the measurement date.
2	To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 3.50% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were (13.4)%, 5.1% and 7.4% for the one-year, five-year and ten-year periods ended December 31, 2022, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were (18.9)%, 2.1% and 5.8% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.
3	The health care cost trend rate gradually declines to 5.0% for 2029 and beyond.

As of December 31, 2022, Edison International and SCE had unrecognized pension gains of $122 million and $131 million, respectively, and unrecognized PBOP gains of $869 million and $867 million, respectively. The unrecognized pension and PBOP gains primarily consisted of the cumulative impact of the increased discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred gains, $139 million of SCE's pension gains and $867 million of SCE's PBOP gains are recorded as regulatory liabilities, respectively, and are expected to refund over the average expected future service of employees.

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

The following table summarizes the increase or decrease to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
	Increase in	Decrease in	Increase in	Decrease in
	discount rate	discount rate	discount rate	discount rate
(in millions)	by 1%	by 1%	by 1%	by 1%
Change to projected benefit obligation for pension	$(135)	$158	$(108)	$126
Change to accumulated benefit obligation for PBOP	(142)	174	(141)	173

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

Contributions to the Wildfire Insurance Fund

Nature of Estimates Required. At December 31, 2022, Edison International and SCE have a $2.2 billion long-term asset and a $204 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2022, a long-term liability of $536 million has been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contribution amounts. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.

Management concluded it would be most appropriate to account for the contributions to the Wildfire Insurance Fund similar to prepaid insurance, ratably allocating the expense to periods based on an estimated period of coverage.

Key Assumptions and Approach Used. The Wildfire Insurance Fund does not have a defined life. Instead, the Wildfire Insurance Fund will terminate when the administrator determines that the fund has been exhausted. In 2022, management estimated that the Wildfire Insurance Fund will provide insurance coverage for a period of 15 years from the date SCE committed to participate in the Wildfire Insurance Fund. The determination of the correct period in which to record an expense in relation to contributions to the Wildfire Insurance Fund depends, among other factors, on management's assessment of: the future occurrence and magnitude of wildfires; the involvement of SCE, or other electrical corporations which could access the Wildfire Insurance Fund, in the ignition of those fires; the probable future outcomes of CPUC cost recovery proceedings for wildfire claims, which may require reimbursement of the fund by electrical corporations; and the use of the contributions by the administrator of the Wildfire Insurance Fund. Further information regarding these factors may become available due to the actions of the fund administrator, or other entities, which could require management to reassess the period of coverage. In estimating the period of coverage, Edison International and SCE used Monte Carlo simulations based on eight years (2014 – 2021) of historical data from wildfires caused by electrical utility equipment to estimate expected loss. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, PG&E and SDG&E against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. These inputs are most affected by the historical data used in estimating expected losses. Using a 15-year period (2007 – 2021) of historical data would increase the period of coverage to over 20 years.

Based on information available in the first quarter of 2023 regarding catastrophic wildfires during 2022, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. After incorporating 2022 expected losses into the historical data for the Monte Carlo simulations, SCE determined the expected life of the Wildfire Insurance Fund remained 15 years from the date SCE committed to participate in the Wildfire Insurance Fund.

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

The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, SCE has incurred, and expects to further incur, wildfire mitigation expenses and increased labor and material costs due to supply chain constraints and elevated levels of inflation before it is clear whether such costs will be recoverable from customers. Also, the CPUC may deny recovery of costs incurred by SCE, including uninsured wildfire-related costs, if the CPUC determines that SCE was not prudent. For further information on recovery of uninsured wildfire-related costs, including costs related to the 2017/2018 Wildfire/Mudslide Events, see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs" and "Management Overview—Southern California Wildfires and Mudslides" in the MD&A. In addition, while SCE supports California's environmental goals, it may be prevented from fully executing on its strategy to support such goals by regulatory delay or lack of approval of cost-recovery for the costs of such strategic actions and electrification programs from the relevant regulatory agencies.

SCE's authorized return on investment is established by multiplying an authorized rate of return, determined by the CPUC in standalone cost of capital proceedings, by SCE's authorized CPUC rate base. SCE's CPUC-authorized cost of capital is subject to potential adjustment should interest rates move substantially in years between cost of capital proceedings. For further information on the cost of capital mechanism see "Management Overview—Cost of Capital Applications" in the MD&A.

SCE's capital investment plan, increasing procurement of renewable power and energy storage, inflation, commodity price volatility, increasing self-generation, load departures to CCAs or Electric Service Providers, and increasing environmental regulations, among other things, collectively place continuing upward pressure on customer rates. If customer rates continue to increase, the CPUC may face greater pressure to approve lesser amounts in SCE’s ratemaking or cost recovery proceedings. To relieve some of this upward rate pressure, the CPUC may authorize lower revenues or increase the period over which SCE is allowed to recover amounts, which could impact SCE’s ability to timely recover its operating costs. For example, in track 3 of the 2021 GRC, while the CPUC authorized SCE to recover costs through electric rates over a 36-month period, SCE may not recover all of its interest expense incurred as a result of financing such costs because the CPUC has only authorized interest accruals on the balances at a short-term rate of interest. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover its costs and an adequate return on capital in rates in a timely manner, its financial condition and results of operations could be materially affected.

SCE is subject to extensive regulation and the risk of adverse regulatory and legislative decisions, delays in regulatory or legislative decisions, and changes in applicable regulations or legislation.

SCE operates in a highly regulated environment. SCE's business is subject to extensive federal, state and local energy, environmental and other laws and regulations. Among other things, the CPUC regulates SCE's retail rates and capital structure, and the FERC regulates SCE's wholesale rates and capital structure. The NRC regulates the decommissioning of San Onofre in addition to the local and state agencies that require permits. The construction, planning, siting and operation of SCE's power plants, energy storage projects, and transmission lines in California are also subject to regulation by the CPUC and other local, state and federal agencies.

SCE must periodically apply for licenses and permits from these various regulatory authorities, including environmental regulatory authorities, and must abide by their respective rules, regulations and orders. Should SCE be unsuccessful in obtaining necessary licenses or permits or should these regulatory authorities initiate any investigations or enforcement actions or impose fines, penalties or disallowances on SCE, SCE may be prevented from executing its strategy and its business could be materially affected. The process of obtaining licenses and permits from regulatory authorities may be delayed or defeated by opponents and such delay or defeat could have a material effect on SCE's business.

To the extent the Wildfire Insurance Fund and other provisions of AB 1054 do not effectively mitigate the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, not achieving a more comprehensive solution could have a detrimental effect on SCE's business and financial condition. The effectiveness of AB 1054 to mitigate the wildfire-related risk faced by SCE is conditioned in part on the performance of OEIS and various entities formed under AB 1054 and related legislation to, among other things, administer the Wildfire Insurance Fund, approve WMPs, issue safety certifications, oversee and enforce compliance with wildfire safety standards, and develop metrics to reduce risk and measure compliance with risk reduction. In addition, CPUC approval is required to recover the costs SCE is incurring to strengthen its wildfire mitigation and prevention efforts described in SCE's WMPs. See "Business—Southern California Wildfires" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings" in the MD&A.

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

Severe wildfires and increased urban development in high fire risk areas in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of utility practices and/or the failure of electric and other utility equipment. Catastrophic wildfires can occur in SCE's service territory even if SCE effectively implements its WMPs. California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale generally stated by these courts for applying this theory to investor-owned utilities is that property losses resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in November 2017, the CPUC issued a decision denying an investor-owned utility's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that the investor-owned utility did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. An inability to recover uninsured wildfire-related costs could materially affect SCE's business, financial condition and results of operations. For example, if SCE is unable to, or believes that it may be unable to, recover damages related to catastrophic wildfires through insurance, the Wildfire Insurance Fund (which is only available for fires ignited after July 12, 2019) or electric rates, or access the bank and capital markets on reasonable terms, SCE may not have sufficient cash or equity to pay dividends or may be restricted from declaring such dividends because it does not meet CPUC or California law requirements related to the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the MD&A. Also see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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

SCE's insurance coverage for wildfires may not be sufficient.

Edison International has experienced increased costs and difficulties in obtaining insurance coverage for wildfires that could arise in connection with SCE's ordinary operations. Edison International, SCE and its contractors may experience coverage reductions and/or increased wildfire insurance costs in future years. No assurance can be given that losses will not exceed the limits of SCE's or its contractors' insurance coverage. SCE may not be able to recover uninsured losses (including amounts paid for self-insured retention and co-insurance) and increases in the cost of insurance in electric rates. Losses which are not fully insured or cannot be recovered through the Wildfire Insurance Fund or electric rates could materially affect Edison International's and SCE's financial condition and results of operations. For more information on wildfire insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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

The CPUC may assess penalties on SCE if it finds that SCE has failed to substantially comply with its WMP. In addition, SCE may be subject to mandated changes to, or restrictions on, its operational wildfire mitigation practices or be subject to regulatory fines and penalties or claims for damages and reputational harm if SCE does not execute its wildfire mitigation practices in compliance with applicable rules and regulations. SCE’s wildfire mitigation practices include PSPS and using fast-curve settings. In addition, SCE may be subject to regulatory fines and penalties or claims for damages and reputational harm if it is determined that SCE has placed excessive or unreasonable reliance on PSPS.

SCE establishes the criteria under which it implements PSPS in its territory. To the extent SCE's criteria for implementing PSPS are not sufficient to mitigate the risk of wildfires during high wind events, SCE does not fully implement PSPS when criteria are met due to other overriding conditions or SCE's regulators or others mandate changes to, or restrictions on, its criteria or other operational PSPS practices, SCE will face a higher likelihood of catastrophic wildfires in its territory during high wind events. Similarly, if SCE is prohibited from implementing its desired fast-curve settings, SCE will face a higher likelihood of catastrophic wildfires in its territory.

For more information on AB 1054, see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs—2019 Wildfire Legislation."

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

Weather-related incidents, including storms and events caused, or exacerbated, by climate change, such as wildfires, flooding and debris flows, and other natural disasters such as earthquakes can disrupt the generation and transmission of electricity, and can seriously damage the infrastructure necessary to deliver power to SCE's customers. The impacts of climate change continue to evolve and remain dynamic and unpredictable.

Climate change has caused, and exacerbated, extreme weather events and wildfires in southern California, and wildfires could cause, among other things, public safety issues, property damage and operational issues. In addition, the risk of flooding and debris flows occurring as a result of rain may be heightened. For example, the 2017/2018 Wildfire/Mudslide Events resulted in, among other things, loss of life, property damage and loss of service. For more information on the impact of the 2017/2018 Wildfire/Mudslide Events on SCE and Edison International, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Extreme heat events can lead to prolonged widespread outages due to, among other things, state-wide capacity supply shortages or equipment failure. Extreme weather events can also lead to use of PSPS. Weather-related events, such as debris flows, flooding and melting of a significantly higher than normal snowpack, and earthquakes can cause over-topping or failure at an SCE dam resulting in a rapid release of water that could cause, among other things, public safety issues, property damage and operational issues.

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

For additional information related to climate related risks, see “Business—Environmental Considerations—Environmental Risks.”

The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to SCE’s workforce and the general public.

Electricity poses hazards for SCE’s workforce and the general public should they come in contact with electrical current or equipment, including through energized downed power lines or if equipment malfunctions. In addition, the risks associated with the operation of transmission and distribution assets and power generation and storage facilities include public and workforce safety issues and the risk of utility assets causing or contributing to wildfires.

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

SCE's infrastructure is aging and could pose a risk to system reliability. SCE is also constructing utility owned storage to mitigate possible state-wide capacity shortages in 2023 and later years, and any delays in construction may result in those facilities being unavailable to reduce the impact of any capacity shortages in summer 2023. In addition, as described above, wildfires in SCE's service territory can cause significant public safety issues, property damage and operational issues.

In order to mitigate these risks, SCE is engaged in a significant and ongoing infrastructure investment program. This substantial investment program has inherent operational risks and elevates the need for superior execution in SCE's activities. SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage these risks as well as the risks inherent in constructing, operating, and maintaining its facilities, the operation of which can be hazardous and important for system reliability. SCE's inherent operating risks include such matters as the risks of human performance, workforce capabilities, contractor management, data and records accuracy, public opposition to infrastructure projects, delays, environmental remediation and mitigation costs, difficulty in estimating costs or in recovering costs that are above original estimates, system limitations and degradation, maintaining physical security of workforce and assets, maintaining cybersecurity of data and assets, and delays and interruptions in necessary supplies, including key components necessary for the timely construction of utility owned storage. For example, SCE's financial condition may be materially affected as a result of safety incidents, delays, permitting violations and violations of regulatory requirements, among other things, caused by SCE's failure to appropriately manage its contractor workforce or from contractual violations by SCE's contractors and the inability for SCE to recover through contractual indemnities or insurance held by the contractor. SCE's financial condition may also be materially affected as a result of data or records inaccuracies, for example inaccurate records could lead to missing or delayed compliance with SCE's policies and regulatory requirements, and could contribute to safety incidents. SCE's financial condition and results of operations could also be materially affected if SCE is unable to attract, train and retain a qualified and diverse workforce, including due to the constrained labor market in California and nationally and SCE's relations with its unionized workforce. SCE's financial condition and results of operations could also be materially affected as a result of atypical resolutions to litigation proceedings arising from its operations, including atypical settlements and verdicts. For instance, SCE was subject to an atypical jury verdict in a recent employment litigation matter.

There are inherent risks associated with owning and decommissioning nuclear power generation facilities and obtaining cost reimbursement, including, among other things, insufficiency of nuclear decommissioning trust funds, costs exceeding current estimates, execution risks, potential harmful effects on the environment and human health and the hazards of storage, handling and disposal of radioactive materials. Existing insurance and ratemaking arrangements may not protect SCE fully against losses from a nuclear incident.

SCE funds decommissioning costs with assets that are currently held in nuclear decommissioning trusts. Based upon the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other uncertainties, assumptions and estimates, additional contributions to the nuclear decommissioning trust’s funds may be required. If additional contributions to the nuclear decommissioning trust funds become necessary, recovery of any such additional funds through electric rates is subject to the CPUC's review and approval.

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

Even though San Onofre is being decommissioned, the presence of spent nuclear fuel still poses a potential risk of a nuclear incident. Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $13.7 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available of $450 million per site. In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. There is no assurance that the CPUC would allow SCE to recover the required contribution made pursuant to this loss sharing program in the case of one or more nuclear incidents with claims that exceeded $450 million at a nuclear reactor which is participating in the program. If this public liability limit of $13.7 billion is insufficient, federal law contemplates that additional funds may be appropriated by Congress. There can be no assurance of SCE's ability to recover uninsured costs in the event the additional federal appropriations are insufficient. For more information on nuclear insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Nuclear Insurance."

SCE's distribution of water and propane gas on Catalina Island involves inherent risks of damage to private property and the environment and injury to employees and the general public.

SCE owns and operates the water distribution system that serves Catalina Island, California and a propane gas distribution system that serves the City of Avalon on Catalina Island, California. Production, storage, treatment and distribution of water for human use and the transportation, storage, distribution and use of gas can be hazardous, and can cause damage to private property and the environment and injury to employees and the general public if equipment fails or does not perform as anticipated. For example, the risks of operating a water distribution system include the potential for burst pipes and water contamination and the risks of operating gas distribution system include the potential for gas leaks, fire or explosion. The risks related to SCE's operation of its water and gas distribution systems may be exacerbated due to aging infrastructure. SCE has requested that the CPUC allow SCE to include certain water system costs in electric rates and may make similar requests for the water and gas systems in the future. If such requests are denied, significant costs may not be recoverable from customers. In addition, SCE may have to pay fines, penalties and remediation costs if it does not comply with laws and regulations in the operation of the water and gas distribution systems. An inability to recover costs associated with any such damages or injuries or any fines, penalties or remediation costs, from insurance or through electric rates, could materially affect SCE's business, financial condition and results of operations.

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

Customers and third parties are increasingly deploying distributed energy resources ("DERs"), such as solar generation, energy storage, energy efficiency and demand response technologies. California's environmental policy objectives are accelerating the pace and scope of industry change. This change will require modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect DERs. In addition, enabling California's clean energy economy goals will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options and electric vehicle infrastructure. If SCE is unable to effectively adapt to these changes, its business model, its ability to execute on its strategy, and ultimately its financial condition and results of operations could be materially impacted.

Customer-owned generation and load departures to CCAs or Electric Service Providers each reduce the amount of electricity that customers purchase from utilities and have the effect of increasing utility rates unless customer rates are designed to allocate the costs of the distribution grid across all customers that benefit from its use. For example, some customers in California who generate their own power are not currently required to pay all transmission and distribution charges and non-bypassable charges, subject to limitations, which results in increased costs for those customers who do not own their generation. If regulations aren't changed such that customers pay their share of transmission and distribution costs and non-bypassable charges and the demand for electricity reduces so significantly that SCE is no longer effectively able to recover such costs from its customers, SCE's business, financial condition and results of operations will be materially impacted.

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

Regulators such as NERC and U.S. Government agencies, including the Departments of Defense, Homeland Security and Energy, have increasingly stressed that threat sources continue to seek to exploit potential vulnerabilities in the U.S. national electric grid and other energy infrastructures, and that such attacks and disruptions, both physical and cyber, are highly sophisticated and dynamic. Several U.S. Government agencies have highlighted the increasing risks related to physical attacks, ransomware attacks and cybersecurity risks related to the electric sector, including its supply chains, and that the risks may escalate during periods of heightened geopolitical tensions.

SCE's operations require the continuous availability of critical information technology systems, sensitive customer and employee data and network infrastructure and information, all of which are targets for malicious actors. New cyber and physical threats arise as SCE moves from an analog to a digital electric grid. For example, SCE's grid modernization efforts and the move to a network-connected grid increases the number of “threat surfaces” and potential vulnerabilities that an adversary can target. SCE system data and architecture are also disclosed, either intentionally or unintentionally, to third parties and the public by regulators, employees, contractors and vendors. This system information may be used by malicious actors to understand SCE’s systems to prepare for a cyber or physical attack.

SCE depends on a wide array of vendors to provide it with services and equipment. Malicious actors may attack vendors to disrupt the services they provide to SCE, or to use those vendors as a conduit to attack SCE. Additionally, the equipment and material provided by SCE's vendors may contain cyber vulnerabilities. A compromise of equipment and/or exfiltration of SCE data, whether by physical or by electronic means, could result in loss or changes to confidential or sensitive electronic data, loss of intellectual property and interruption of business processes. While some of SCE's vendors have experienced cybersecurity incidents, such incidents have not, to SCE's knowledge, resulted in a material impact to SCE to date.

SCE's systems have experienced, and will continue to experience, cybersecurity incidents involving attacks of malicious code, unauthorized access attempts, and other illicit activities, but to SCE's knowledge it has not experienced a material cybersecurity or data breach to date. Though SCE actively monitors developments in this area, no security measures can completely shield its systems, infrastructure and data from cyber attacks, intrusions or other catastrophic events that could result in their failure or reduced functionality.

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

Edison International and SCE could be materially and adversely impacted by events, such as the widespread outbreak of a communicable disease, that result in, among other things, significant disruption to supply chains, economies, societies or workforces on a regional, statewide, national or global basis. For example, the global spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, created significant uncertainty, volatility and disruption globally and has impacted the operations of Edison International and SCE.

Many of the risks and uncertainties identified in this Form 10-K are, and will be, exacerbated by the impacts of an event like a pandemic and the actions being taken by governmental entities, businesses, individuals and others in response to such an event. For example, SCE may be unable to effectively execute its PSPS program due to, among other things, requests from local and State authorities not to shut off the power during a pandemic or other event, and thereby may increase the risk of SCE equipment being associated with the ignition of wildfires.

In addition, impacts of a pandemic or similar event on SCE's customers and third parties could also result in SCE facing, among other things, significant reductions in demand for electricity and payment delays and/or defaults from customers which could result in significant under-collections. In addition, Edison International and SCE could also face payment delays and/or defaults from insurers and other counterparties. Furthermore, Edison International's and SCE's access to the bank and capital markets could also be constrained and/or the costs of accessing those markets could increase as a result of a pandemic or similar event, including if Edison International's and/or SCE's credit ratings are downgraded, or placed on negative watch due to concerns about Edison International and/or SCE's financial health as a result of the impacts of the pandemic. SCE may also incur significant incremental costs as a result of actions it is taking in response to a pandemic or a similar event, including costs being incurred to maintain its operations and assist its employees who are required to telework or are otherwise impacted by the event. SCE could also face delays in important legal and regulatory proceedings. These impacts, among others, could materially and adversely impact Edison International's and SCE's business, operations, cash flows, liquidity and financial results.

Edison International's and SCE's business activities are concentrated in one industry and in one region.

Edison International's and SCE's business activities are concentrated in the electric utility industry. Edison International's principal subsidiary, SCE, serves customers only in southern and central California. As a result, Edison International's and SCE's future performance may be affected by events and economic factors unique to California or by regional regulation, legislation or judicial decisions. For example, California courts have applied strict liability to investor-owned utilities in wildfire and other litigation matters. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edison International

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edison International and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of condensed financial information of parent as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Contingent Liability – 2017/2018 Wildfire/Mudslide Events

As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service territory caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers in the Santa Barbara, Ventura, and Los Angeles Counties. Numerous claims related to wildfire events have been initiated against the Company. The Company has incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events. As of December 31, 2022, SCE had paid $7.6 billion under executed settlements, had $185 million to be paid under executed settlements, including $120 million to be paid under the SED executed Agreement, and had $934 million of estimated losses for remaining alleged and potential claims reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $142 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. For instance, as a result of additional information, in 2022 management accrued additional estimated losses of $1.3 billion for claims related to the 2017/2018 Wildfire/Mudslide Events, against which SCE has recorded expected recoveries through FERC electric rates of $76 million. The resulting net charge to earnings was $1.2 billion ($879 million after-tax).

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

Recoverability of Regulatory Assets That Are Not Currently Reflected In Rates

As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost of the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2022, $1.52 billion recorded in wildfire and drought restoration accounts and wildfire-related memorandum accounts represent wildfire and drought restoration costs that are probable of future recovery from customers.

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

/s/PricewaterhouseCoopers LLP

Los Angeles, California

February 23, 2023

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern California Edison Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Southern California Edison Company and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended
December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31,2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express opinions on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.

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

Contingent Liability – 2017/2018 Wildfire/Mudslide Events

As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service territory caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers in the Santa Barbara, Ventura, and Los Angeles Counties. Numerous claims related to wildfire events have been initiated against the Company. The Company has incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events. As of December 31, 2022, SCE had paid $7.6 billion under executed settlements, had $185 million to be paid under executed settlements, including $120 million to be paid under the SED executed Agreement, and had $934 million of estimated losses for remaining alleged and potential claims reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $142 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. For instance, as a result of additional information, in 2022 management accrued additional estimated losses of $1.3 billion for claims related to the 2017/2018 Wildfire/Mudslide Events, against which SCE has recorded expected recoveries through FERC electric rates of $76 million. The resulting net charge to earnings was $1.2 billion ($879 million after-tax).

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

Recoverability of Regulatory Assets That Are Not Currently Reflected In Rates

As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost of the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2022, $1.52 billion recorded in wildfire and drought restoration accounts and wildfire-related memorandum accounts represent wildfire and drought restoration costs that are probable of future recovery from customers.

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

/s/PricewaterhouseCoopers LLP

Los Angeles, California

February 23, 2023

We have served as the Company’s auditor since 2002.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2022	2021	2020
Total operating revenue	$17,220	$14,905	$13,578
Purchased power and fuel	6,375	5,540	4,932
Operation and maintenance	4,724	3,645	3,609
Wildfire-related claims, net of insurance recoveries	1,313	1,276	1,328
Wildfire Insurance Fund expense	214	215	336
Depreciation and amortization	2,561	2,218	1,967
Property and other taxes	501	465	438
Impairment, net of other (income)	54	71	(116)
Gain on sale of lease interest and other operating income	(5)	(2)	(133)
Total operating expenses	15,737	13,428	12,361
Operating income	1,483	1,477	1,217
Interest expense	(1,169)	(925)	(902)
Other income	348	237	251
Income before income taxes	662	789	566
Income tax benefit	(162)	(136)	(305)
Net income	824	925	871
Less: Preference stock dividend requirements of SCE	107	106	132
Less: Preferred stock dividend requirement of Edison International	105	60	—
Net income attributable to Edison International common shareholders	$612	$759	$739
Basic earnings per share:
Weighted average shares of common stock outstanding	381	380	373
Basic earnings per common share attributable to Edison International common shareholders	$1.61	$2.00	$1.98
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	383	380	374
Diluted earnings per common share attributable to Edison International common shareholders	$1.60	$2.00	$1.98

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2022	2021	2020
Net income	$824	$925	$871
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	43	15	—
Other comprehensive income, net of tax	43	15	—
Comprehensive income	867	940	871
Less: Comprehensive income attributable to noncontrolling interests	107	106	132
Comprehensive income attributable to Edison International	$760	$834	$739

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2022	2021
ASSETS
Cash and cash equivalents	$914	$390
Receivables, less allowances of $347 and $193 for uncollectible accounts at respective dates	1,695	1,398
Accrued unbilled revenue	641	794
Inventory	474	420
Prepaid expenses	248	258
Regulatory assets	2,497	1,778
Wildfire Insurance Fund contributions	204	204
Other current assets	397	249
Total current assets	7,070	5,491
Nuclear decommissioning trusts	3,948	4,870
Marketable securities	5	12
Other investments	50	39
Total investments	4,003	4,921
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,260 and $11,407 at respective dates	53,274	50,497
Nonutility property, plant and equipment, less accumulated depreciation of $106 and $98 at respective dates	212	203
Total property, plant and equipment	53,486	50,700
Receivables, less allowances of $7 and $116 for uncollectible accounts at respective dates	2	122
Regulatory assets (include $834 and $325 related to Variable Interest Entities "VIEs" at respective dates)	8,181	7,660
Wildfire Insurance Fund contributions	2,155	2,359
Operating lease right-of-use assets	1,442	1,932
Long-term insurance receivables	465	75
Other long-term assets	1,237	1,485
Total long-term assets	13,482	13,633
Total assets	$78,041	$74,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2022	2021
LIABILITIES AND EQUITY
Short-term debt	$2,015	$2,354
Current portion of long-term debt	2,614	1,077
Accounts payable	2,359	2,002
Wildfire-related claims	121	131
Customer deposits	167	193
Regulatory liabilities	964	603
Current portion of operating lease liabilities	506	582
Other current liabilities	1,601	1,667
Total current liabilities	10,347	8,609
Long-term debt (include $809 and $314 related to VIEs at respective dates)	27,025	24,170
Deferred income taxes and credits	6,149	5,740
Pensions and benefits	422	496
Asset retirement obligations	2,754	2,772
Regulatory liabilities	8,211	8,981
Operating lease liabilities	936	1,350
Wildfire-related claims	1,687	1,733
Other deferred credits and other long-term liabilities	2,988	3,105
Total deferred credits and other liabilities	23,147	24,177
Total liabilities	60,519	56,956
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares of Series A and 750,000 shares of Series B issued and outstanding at respective dates)	1,978	1,977
Common stock, no par value (800,000,000 shares authorized; 382,208,498 and 380,378,145 shares issued and outstanding at respective dates)	6,200	6,071
Accumulated other comprehensive loss	(11)	(54)
Retained earnings	7,454	7,894
Total Edison International's shareholders' equity	15,621	15,888
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,522	17,789
Total liabilities and equity	$78,041	$74,745

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$824	$925	$871
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,633	2,288	2,029
Allowance for equity during construction	(137)	(118)	(121)
Impairment and other expense (income)	54	71	(116)
Gain on sale of lease interest and other operating income	(5)	(2)	(133)
Deferred income taxes	(177)	43	(296)
Wildfire Insurance Fund amortization expense	214	215	336
Other	80	40	36
Nuclear decommissioning trusts	(123)	(256)	(197)
Proceeds from Morongo Transmission LLC	—	400	—
Contributions to Wildfire Insurance Fund	(95)	(95)	(95)
Changes in operating assets and liabilities:
Receivables	(252)	(514)	(283)
Inventory	(58)	(21)	(43)
Accounts payable	367	138	87
Tax receivables and payables	18	13	113
Other current assets and liabilities	322	(333)	4
Regulatory assets and liabilities, net	(51)	(720)	(1,799)
Wildfire-related insurance receivable	(390)	708	932
Wildfire-related claims	(56)	(2,648)	(56)
Other noncurrent assets and liabilities	48	(123)	(6)
Net cash provided by operating activities	3,216	11	1,263
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $(62), $(43) and $23 for the respective years	5,971	5,412	3,073
Long-term debt repaid	(1,085)	(1,037)	(1,099)
Short-term debt issued	1,000	2,654	2,994
Short-term debt repaid	(1,543)	(2,255)	(1,126)
Common stock issued	13	32	912
Preferred stock issued, net	—	1,977	—
Preferred and preference stock redeemed	—	—	(308)
Commercial paper borrowing (repayments), net	(317)	(254)	304
Dividends and distribution to noncontrolling interests	(110)	(106)	(118)
Common stock dividends paid	(1,050)	(988)	(928)
Preferred stock dividends paid	(99)	(35)	—
Other	101	45	23
Net cash provided by financing activities	2,881	5,445	3,727
Cash flows from investing activities:
Capital expenditures	(5,778)	(5,505)	(5,484)
Proceeds from sale of nuclear decommissioning trust investments	4,177	3,961	5,927
Purchases of nuclear decommissioning trust investments	(4,054)	(3,705)	(5,730)
Other	81	98	316
Net cash used in investing activities	(5,574)	(5,151)	(4,971)
Net increase in cash, cash equivalents and restricted cash	523	305	19
Cash, cash equivalents and restricted cash at beginning of year	394	89	70
Cash, cash equivalents and restricted cash at end of year	$917	$394	$89

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Edison International

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated			Preferred
			Other			and
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2019	$—	$4,990	$(69)	$8,382	$13,303	$2,193	$15,496
Net income	—	—	—	739	739	132	871
Common stock issued, net of issuance cost	—	942	—	—	942	—	942
Common stock dividends declared ($2.5750 per share)	—	—	—	(965)	(965)	—	(965)
Dividends to noncontrolling interests ($0.757 - $0.886 per share for preferred stock; $62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(117)	(117)
Noncash stock-based compensation	—	30	—	(1)	29	1	30
Redemption of preferred and preference stock	—	—	—	—	—	(308)	(308)
Balance at December 31, 2020	$—	$5,962	$(69)	$8,155	$14,048	$1,901	$15,949
Net income	—	—	—	819	819	106	925
Other comprehensive income	—	—	15	—	15	—	15
Common stock issued, net of issuance cost	—	71	—	—	71	—	71
Preferred stock issued, net of issuance cost	1,977	—	—	—	1,977	—	1,977
Common stock dividends declared ($2.6875 per share)	—	—	—	(1,021)	(1,021)	—	(1,021)
Preferred stock dividend accrued ($43.5972 per share for Series A and $6.8056 per share for Series B)	—	—	—	(60)	(60)	—	(60)
Dividends to noncontrolling interests ($62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(106)	(106)
Noncash stock-based compensation	—	38	—	1	39	—	39
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789
Net income	—	—	—	717	717	107	824
Other comprehensive income	—	—	43	—	43	—	43
Common stock issued, net of issuance cost	—	87	—	—	87	—	87
Common stock dividends declared ($2.8375 per share)	—	—	—	(1,083)	(1,083)	—	(1,083)
Preferred stock dividend declared ($53.750 per share for Series A and $42.08333 per share for Series B)	—	—	—	(74)	(74)	—	(74)
Dividends to noncontrolling interests ($65.1098 - $143.75 per share for preference stock)	—	—	—	—	—	(107)	(107)
Noncash stock-based compensation	—	42	—	—	42	—	42
Other	1	—	—	—	1	—	1
Balance at December 31, 2022	$1,978	$6,200	$(11)	$7,454	$15,621	$1,901	$17,522

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2022	2021	2020
Operating revenue	$17,172	$14,874	$13,546
Purchased power and fuel	6,375	5,540	4,932
Operation and maintenance	4,659	3,588	3,523
Wildfire-related claims, net of insurance recoveries	1,305	1,276	1,328
Wildfire Insurance Fund expense	214	215	336
Depreciation and amortization	2,559	2,216	1,965
Property and other taxes	497	462	435
Impairment, net of other (income)	50	67	(151)
Total operating expenses	15,659	13,364	12,368
Operating income	1,513	1,510	1,178
Interest expense	(1,005)	(791)	(768)
Other income	337	233	255
Income before taxes	845	952	665
Income tax (benefit) expense	(109)	17	(277)
Net income	954	935	942
Less: Preference stock dividend requirements	107	106	132
Net income available for common stock	$847	$829	$810

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2022	2021	2020
Net income	$954	$935	$942
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions	24	9	(2)
Other comprehensive income (loss), net of tax	24	9	(2)
Comprehensive income	$978	$944	$940

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2022	2021
ASSETS
Cash and cash equivalents	$766	$279
Receivables, less allowances of $347 and $193 for uncollectible accounts at respective dates	1,675	1,393
Accrued unbilled revenue	638	794
Inventory	474	420
Prepaid expenses	292	257
Regulatory assets	2,497	1,778
Wildfire Insurance Fund contributions	204	204
Other current assets	384	222
Total current assets	6,930	5,347
Nuclear decommissioning trusts	3,948	4,870
Other investments	36	34
Total investments	3,984	4,904
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,260 and $11,407 at respective dates	53,274	50,497
Nonutility property, plant and equipment, less accumulated depreciation of $94 and $88 at respective dates	206	196
Total property, plant and equipment	53,480	50,693
Receivables, less allowances of $7 and $116 for uncollectible accounts at respective dates	2	122
Regulatory assets (include $834 and $325 related to VIEs at respective dates)	8,181	7,660
Wildfire Insurance Fund contributions	2,155	2,359
Operating lease right-of-use assets	1,433	1,925
Long-term insurance receivables	139	75
Long-term insurance receivables due from affiliate	334	—
Other long-term assets	1,169	1,453
Total long-term assets	13,413	13,594
Total assets	$77,807	$74,538

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2022	2021
LIABILITIES AND EQUITY
Short-term debt	$925	$2,354
Current portion of long-term debt	2,214	377
Accounts payable	2,351	1,999
Wildfire-related claims	121	131
Customer deposits	167	193
Regulatory liabilities	964	603
Current portion of operating lease liabilities	505	582
Other current liabilities	1,578	1,631
Total current liabilities	8,825	7,870
Long-term debt (include $809 and $314 related to VIEs at respective dates)	24,044	21,733
Deferred income taxes and credits	7,545	7,181
Pensions and benefits	105	111
Asset retirement obligations	2,754	2,772
Regulatory liabilities	8,211	8,981
Operating lease liabilities	928	1,343
Wildfire-related claims	1,687	1,733
Other deferred credits and other long-term liabilities	2,919	2,979
Total deferred credits and other liabilities	24,149	25,100
Total liabilities	57,018	54,703
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,441	7,033
Accumulated other comprehensive loss	(8)	(32)
Retained earnings	8,243	8,721
Total equity	20,789	19,835
Total liabilities and equity	$77,807	$74,538

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2022	2021	2020
Cash flows from operating activities:
Net income	$954	$935	$942
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,626	2,280	2,021
Allowance for equity during construction	(137)	(118)	(121)
Impairment and other expense (income)	50	67	(151)
Deferred income taxes	(111)	62	(263)
Wildfire Insurance Fund amortization expense	214	215	336
Other	59	28	18
Nuclear decommissioning trusts	(123)	(256)	(197)
Proceeds from Morongo Transmission LLC	—	400	—
Contributions to Wildfire Insurance Fund	(95)	(95)	(95)
Changes in operating assets and liabilities:
Receivables	(245)	(513)	(290)
Inventory	(58)	(21)	(43)
Accounts payable	366	131	63
Tax receivables and payables	(1)	31	141
Other current assets and liabilities	265	(333)	(7)
Regulatory assets and liabilities, net	(51)	(720)	(1,799)
Wildfire-related insurance receivable	(398)	708	932
Wildfire-related claims	(56)	(2,648)	(56)
Other noncurrent assets and liabilities	60	5	(4)
Net cash provided by operating activities	3,319	158	1,427
Cash flows from financing activities:
Long-term debt issued, plus premium and net of discount and issuance costs of $(51), $(43) and $26 for the respective years	5,032	5,411	2,676
Long-term debt repaid	(385)	(1,037)	(699)
Short-term debt borrowed	—	2,654	2,194
Short-term debt repaid	(1,543)	(2,255)	(326)
Capital contributions from Edison International Parent	1,400	1,633	1,432
Preferred and preference stock redeemed	—	—	(308)
Commercial paper (repayments) borrowing, net	(406)	(124)	175
Common stock dividends paid	(1,300)	(975)	(1,332)
Preferred and preference stock dividends paid	(110)	(106)	(118)
Other	36	17	5
Net cash provided by financing activities	2,724	5,218	3,699
Cash flows from investing activities:
Capital expenditures	(5,776)	(5,503)	(5,480)
Proceeds from sale of nuclear decommissioning trust investments	4,177	3,961	5,927
Purchases of nuclear decommissioning trust investments	(4,054)	(3,705)	(5,730)
Other	96	95	189
Net cash used in investing activities	(5,557)	(5,152)	(5,094)
Net increase in cash, cash equivalents and restricted cash	486	224	32
Cash, cash equivalents and restricted cash at beginning of year	280	56	24
Cash, cash equivalents and restricted cash at end of year	$766	$280	$56

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

	Preferred			Accumulated
	and		Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2019	$2,245	$2,168	$3,939	$(39)	$9,514	$17,827
Net income	—	—	—	—	942	942
Other comprehensive loss	—	—	—	(2)	—	(2)
Capital contribution from Edison International Parent	—	—	1,432	—	—	1,432
Dividends declared on common stock ($2.6030 per share)	—	—	—	—	(1,132)	(1,132)
Dividends declared on preferred stock ($0.757 - $0.886 per share) and preference stock ($62.50 - $143.75 per share)	—	—	—	—	(117)	(117)
Stock-based compensation	—	—	(5)	—	—	(5)
Noncash stock-based compensation	—	—	14	—	(1)	13
Redemption of preferred and preference stock	(300)	—	7	—	(15)	(308)
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
Net income	—	—	—	—	935	935
Other comprehensive income	—	—	—	9	—	9
Capital contribution from Edison International Parent	—	—	1,633	—	—	1,633
Dividends declared on common stock ($2.9893 per share)	—	—	—	—	(1,300)	(1,300)
Dividends declared on preference stock ($62.50 - $143.75 per share)	—	—	—	—	(106)	(106)
Stock-based compensation	—	—	(7)	—	—	(7)
Noncash stock-based compensation	—	—	20	—	1	21
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835
Net income	—	—	—	—	954	954
Other comprehensive income	—	—	—	24	—	24
Capital contribution from Edison International Parent	—	—	1,400	—	—	1,400
Dividends declared on common stock ($3.0468 per share)	—	—	—	—	(1,325)	(1,325)
Dividends declared on preference stock ($65.1098 - $143.75 per share)	—	—	—	—	(107)	(107)
Stock-based compensation	—	—	(14)	—	—	(14)
Noncash stock-based compensation	—	—	22	—	—	22
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

Edison International is the ultimate parent holding company of Southern California Edison Company ("SCE") and Edison Energy, LLC ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of Southern California. Edison Energy Group is an indirect wholly-owned subsidiary of Edison International and a holding company for Edison Energy, LLC ("Edison Energy") which is engaged in the competitive business of providing decarbonization and energy solutions to commercial, institutional and industrial customers in North America and Europe. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE, its wholly owned and controlled subsidiaries and a variable interest entity of which SCE is the primary beneficiary, SCE Recovery Funding LLC. All intercompany transactions have been eliminated from the consolidated financial statements.

Edison International's and SCE's accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP"), including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission ("CPUC") and the Federal Energy Regulatory Commission ("FERC"). SCE applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. In addition, SCE recognizes revenue and regulatory assets from alternative revenue programs, which enables the utility to adjust future rates in response to past activities or completed events, if certain criteria are met. SCE assesses, at the end of each reporting period, whether regulatory assets are probable of future recovery. See Note 11 for composition of regulatory assets and liabilities.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been conformed to the current year's presentation, including separate presentation of common stock and preferred and preference stock dividends in SCE's consolidated statements of cash flows.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE

	December 31,
(in millions)	2022	2021	2022	2021
Money market funds	$784	$329	$647	$230

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	December 31,	December 31,
(in millions)	2022	2021
Edison International:
Cash and cash equivalents	$914	$390
Short-term restricted cash[1]	3	4
Total cash, cash equivalents and restricted cash	$917	$394
SCE:
Cash and cash equivalents	$766	$279
Short-term restricted cash[1]	—	1
Total cash, cash equivalents and restricted cash	$766	$280
1	Reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California and exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and likelihood of recession for the region. At December 31, 2022, this included the estimated impacts of the COVID-19 pandemic. In addition, in June 2022, California's state assembly passed legislation to authorize, fund and implement the California Arrearage Payment Program ("CAPP") 2022, which reduced customer arrearages for certain residential customers. The allowance for uncollectible accounts recorded against qualified arrearages was reduced by $83 million based on the receipt of CAPP in the fourth quarter of 2022.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

(in millions)	Customers	All others	Total
Balance at December 31, 2019	$35	$14	$49
Current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	36	9	45
Included in operation and maintenance expenses in cost-recovery activities[2]	15	—	15
Deferred to regulatory memorandum accounts	105	—	105
Write-offs, net of recoveries	(16)	(10)	(26)
Balance at December 31, 2020	$175	$13	$188
Current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	33	11	44
Included in operation and maintenance expenses in cost-recovery activities[2]	74	—	74
Deferred to regulatory memorandum accounts	17	—	17
Write-offs, net of recoveries	(6)	(8)	(14)
Balance at December 31, 2021³	$293	$16	$309
Current period provision for uncollectible accounts
Included in operation and maintenance expenses in earning activities[1]	71	11	82
Included in operation and maintenance expenses in cost-recovery activities[2,4]	58	—	58
Deferred to regulatory memorandum accounts[4]	(18)	—	(18)
Write-offs, net of recoveries	(70)	(7)	(77)
Balance at December 31, 2022³	$334	$20	$354
1	Earning activities is one of SCE's disaggregated revenue sources. See Note 7 for further details.
2	Cost-recovery activities is one of SCE's disaggregated revenue sources. See Note 7 for further details. This portion of costs from the allowance for uncollectible expenses is recovered through the residential uncollectibles balancing account.
3	Approximately $7 million and $116 million of allowance for uncollectible accounts are included in long-term "Receivables" on SCE's consolidated balance sheets as of December 31, 2022 and December 31, 2021, respectively.
4	Represents current year changes in the allowance for uncollectible accounts and excludes authorized recovery of previously deferred balances.

Inventory

SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at weighted average cost.

Emission Allowances and Energy Credits

SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted average cost or market. SCE will evaluate GHG allowances for impairment upon a triggering event that would indicate SCE might not recover the full cost of an allowance. SCE had GHG allowances held for use of $87 million and $47 million at December 31, 2022 and 2021, respectively. GHG emission obligations were $55 million and $34 million at December 31, 2022 and 2021, respectively, and are classified as "Other current liabilities" on the consolidated balance sheets.

SCE is allocated low carbon fuel standard ("LCFS") credits which it sells to market participants. Proceeds from the sales, net of selling fees and program administration expenses, are recorded in a balancing account to be refunded to eligible customers. SCE's net proceeds from the sale of these LCFS credits were $218 million and $193 million and are classified as "Regulatory liabilities" on the consolidated balance sheets at December 31, 2022 and 2021, respectively.

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

Estimated useful lives authorized by the CPUC in the 2021 General Rate Case ("GRC") and weighted average useful lives of SCE's property, plant and equipment, are as follows:

Weighted Average
	Estimated Useful Lives	Useful Lives
Generation plant	10 years to 55 years	39 years
Distribution plant	20 years to 67 years	50 years
Transmission plant	30 years to 65 years	53 years
General plant and other	5 years to 60 years	20 years

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. SCE's depreciation expense was $2.5 billion, $2.0 billion and $1.8 billion for 2022, 2021 and 2020, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 4.2%, 3.7% and 3.6% for 2022, 2021 and 2020, respectively. The original costs of retired property are charged to accumulated depreciation. See Note 2 for further information.

Nuclear fuel for the Palo Verde Nuclear Generating Station ("Palo Verde") is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Palo Verde nuclear fuel is amortized using the units of production method.

Allowance for funds used during construction ("AFUDC") represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $137 million, $118 million and $121 million in 2022, 2021 and 2020, respectively, and is reflected in "Other income." AFUDC debt was $53 million, $50 million and $53 million in 2022, 2021 and 2020, respectively and is reflected as a reduction of "Interest expense."

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

In September 2022, the CPUC approved the settlement agreement between SCE and The Utility Reform Network for SCE's Customer Service Re-platform ("CSRP") proceeding filed in 2021 for expenditures incurred through April 2021. As a result of the settlement agreement, SCE recorded a $47 million ($34 million after-tax) impairment of property, plant and equipment, reflected in "Impairment, net of other (income)" in the consolidated statements of income.

In August 2021, as a result of adoption of 2021 GRC, SCE recorded $79 million ($47 million after-tax) in impairment charges related to disallowed historical capital expenditures of pole replacements the CPUC determined were performed prematurely in 2021. The impairment is included in "Impairment, net of other (income)" in the consolidated statements of income.

As of December 31, 2022 and 2021, SCE has $177 million and $186 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events, respectively, which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. For further details, see Note 12.

Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 (the "Wildfire Insurance Fund" and "AB 1054")

Edison International and SCE accounted for the contributions to the Wildfire Insurance Fund similarly to prepaid insurance. No period of coverage was provided in AB 1054, therefore expense is being allocated to periods ratably based on an estimated period of coverage. At December 31, 2022 and 2021, Edison International and SCE had a $2.2 billion and a $2.4 billion long-term asset, respectively, as well as a $204 million current asset for both years, reflected as "Wildfire Insurance Fund contributions" in their consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2022 and 2021, long-term liabilities of $536 million and $620 million, respectively, have been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contributions. Contributions were discounted to the present value using US treasury interest rates at the date SCE committed to participate in the Wildfire Insurance Fund.

In 2022 and 2021, the asset was amortized based on an estimated period of coverage of 15 years. All expenses related to the contributions are being reflected in "Wildfire Insurance Fund Expense" in the consolidated statements of income. Changes in the estimated period of coverage provided by the Wildfire Insurance Fund could lead to material changes in future expense recognition. In estimating the period of coverage, Edison International and SCE used Monte Carlo simulations based on historical data from wildfires caused by electrical utility equipment to estimate expected losses, using eight years (2014 – 2021) of available historical data in 2022 and seven years (2014 – 2020) of available historical data in 2021. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, Pacific Gas & Electric Company ("PG&E"), and San Diego Gas & Electric ("SDG&E") against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. Edison International and SCE evaluate all inputs annually, or upon claims being made from the fund for catastrophic wildfires, and the expected life of the insurance fund will be adjusted as required. Based on information available in the first quarter of 2023 regarding catastrophic wildfires during 2022, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. Using nine years of historical data (2014 – 2022) of wildfires caused by electrical utility equipment to create Monte Carlo simulations of expected losses, the expected life of the Wildfire Insurance Fund remained 15 years from the date SCE committed to participate in the Wildfire Insurance Fund.

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

The following table summarizes the changes in SCE's ARO liability:

	December 31,
(in millions)	2022	2021
Beginning balance	$2,772	$2,930
Accretion[1]	143	157
Revisions	28	(77)
Liabilities settled	(189)	(238)
Ending balance	$2,754	$2,772
1	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.

AROs related to decommissioning of SCE's nuclear power facilities are based on site-specific studies conducted as part of each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") conducted before the CPUC. Revisions of an ARO are established for updated site-specific decommissioning cost estimates.

The ARO for decommissioning SCE's San Onofre Nuclear Generating Station ("San Onofre") and Palo Verde nuclear power facilities is $2.3 billion as of December 31, 2022. The liability to decommission SCE's nuclear power facilities is based on a 2020 decommissioning study, filed as part of the 2021 NDCTP, for San Onofre Unit 1, 2 and 3 and a 2019 decommissioning study for Palo Verde, with revisions to the cost estimate in 2020.

SCE records an ARO regulatory liability as a result of timing differences between the recognition of costs and the recovery of costs through the ratemaking process. For further information, see Note 11.

Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") 1 was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work.

Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from San Onofre Units 2 and 3 to dry cask storage in the two ISFSIs was completed in August 2020. In October 2019, the California Coastal Commission approved SCE's application for a Coastal Development Permit, the principal discretionary permit required to start major decommissioning activities at San Onofre Units 2 and 3. In August 2020,

SCE commenced, and is currently conducting, major decommissioning activities in accordance with the terms of the permit.

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

Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $6.3 billion through 2080 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 2.3% to 7.5% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 1.6% to 4.9% dependent on asset class. If the assumed return on trust assets is not earned or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates, subject to a reasonableness review. See Note 10 for further information.

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

Deferred Financing Costs

Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized on a straight-line basis. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt or, if refinanced, the life of the new debt. SCE had unamortized losses on reacquired debt of $109 million and $121 million at December 31, 2022 and 2021, respectively, reflected as long-term "Regulatory assets" in the consolidated balance sheets. In addition, Edison International and SCE had debt issuance costs related to issuances of long-term debt of $178 million and $165 million at December 31, 2022 and $153 million and $143 million at December 31, 2021, respectively. These costs are recorded as an offset to long-term debt.

Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE

	Years ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Amortization of deferred financing costs charged to interest expense	$37	$34	$32	$31	$29	$27

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

Sales and Use Taxes

SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. SCE's franchise fees billed to customers were $172 million, $147 million and $131 million for the years ended December 31, 2022, 2021, and 2020, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.

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

Power Purchase Agreements

SCE enters into power purchase agreements ("PPAs") in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity ("VIE"). If SCE is the primary beneficiary in the VIE, SCE should consolidate the VIE. None of SCE's PPAs resulted in consolidation at December 31, 2022 and 2021. See Note 3 for further discussion of PPAs that are considered variable interests.

A PPA may also contain a lease for accounting purposes. See "Leases" below and Note 12 and Note 13 for further discussion of SCE's PPAs. A PPA that does not contain a lease may be classified as a derivative which is recorded at fair value on the consolidated balance sheets. These PPAs may be eligible for an election to designate as a normal purchase or sale, which is accounted for on an accrual basis as an executory contract.

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

Stock-Based Compensation

Stock options, performance shares, deferred stock units and restricted stock units have been granted under Edison International's long-term incentive compensation programs. For equity awards that are settled in common stock, Edison International either issues new common stock, or uses a third party to purchase shares from the market and deliver such shares for the settlement of the awards. Stock options, performance shares, deferred stock units and restricted stock units are settled in common stock. For awards that are otherwise settled entirely in common stock, Edison International substitutes cash awards to the extent necessary to satisfy applicable tax withholding obligations or government levies.

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

Employee Stock Purchase Plan

The Edison International Employee Stock Purchase Plan ("ESPP"), effective beginning July 2021, allows eligible employees to make purchases of Edison International’s common stock. The maximum aggregate numbers of shares that may be issued under the ESPP is 3,000,000 shares. Eligible employees may authorize payroll deductions of between 1% and 10% of their compensation, up to a maximum of $25,000, to purchase shares of common stock at 97% of the market price on the last day of each six months offering period. The ESPP is considered noncompensatory and stock issuances under the ESPP are recorded directly in equity.

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

The common equity component of SCE's CPUC authorized capital structure is 52% on a weighted average basis over the January 1, 2023 to December 31, 2025 compliance period ("Capital Structure Compliance Period"). This is unchanged from the January 1, 2020 to December 31, 2022 compliance period. The CPUC authorized capital structure differs from the capital structure calculated based on GAAP due to certain exclusions allowed by CPUC, including the impact of SCE's contributions to the Wildfire Insurance Fund under AB 1054. For further information, see "Business—SCE—Overview of Ratemaking Process" and "Business—Southern California Wildfires."

In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. With these exclusions, SCE was in compliance with its authorized capital structure for the compliance period from January 1, 2020 to December 31, 2022. The temporary exclusion lapsed on May 7, 2022. In April 2022, SCE filed another application requesting continued waiver of compliance with its equity ratio requirement. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement while the waiver application is pending resolution. While the exclusion is in place, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

SCE monitors its compliance with the CPUC's equity ratio requirement based on the weighted average of the common equity component of SCE's CPUC authorized capital structure over the Capital Structure Compliance Period using its actual capital structure from the beginning of the Capital Structure Compliance Period through the reporting date together with forecasted performance and expected financing activities for the remainder of the Capital Structure Compliance Period. SCE expects to be compliant with its CPUC authorized capital structure at the end of its current compliance period, December 31, 2025.

SCE's ability to declare and pay common dividends may be restricted under the terms of its outstanding series of preference stock. For further information see Note 14.

As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 23, 2023, SCE declared a dividend to Edison International of $350 million.

The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, and its ability to access the capital markets and generate operating cash flows and earnings. If SCE incurs significant costs related to catastrophic wildfires and is unable to recover such costs through insurance, the Wildfire Insurance Fund (for fires after July 12, 2019), or from customers or is unable to access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and its preference shareholders.

Edison International Dividend

In December 2022, Edison International declared a 5% increase to the annual dividend rate from $2.80 per share to $2.95 per share. On February 23, 2023, Edison International declared a dividend of $0.7375 per share to be paid on April 30, 2023. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions, except per-share amounts)	2022	2021	2020
Basic earnings per share:
Net income attributable to common shareholders	$612	$759	$739
Net income available to common shareholders	$612	$759	$739
Weighted average common shares outstanding	381	380	373
Basic earnings per share	$1.61	$2.00	$1.98
Diluted earnings per share:
Net income attributable to common shareholders	$612	$759	$739
Net income available to common shareholders	$612	$759	$739
Income impact of assumed conversions	1	1	—
Net income available to common shareholders and assumed conversions	$613	$760	$739
Weighted average common shares outstanding	381	380	373
Incremental shares from assumed conversions	2	—	1
Adjusted weighted average shares – diluted	383	380	374
Diluted earnings per share	$1.60	$2.00	$1.98

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 5,839,549, 10,239,501, and 9,066,753 shares of common stock for the years ended December 31, 2022, 2021, and 2020, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Interest income, interest expense, and penalties associated with income taxes are generally reflected in "Income tax benefit" on the consolidated statements of income.

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

Business Acquisition

In October 2022, Edison Energy acquired 100% of Alfa Energy Ltd., an international energy and sustainability consultancy based in the United Kingdom, for total consideration of $22 million, including the estimated fair value of contingent consideration up to 14 million British pounds ($17 million U.S. dollars at December 31, 2022) that the sellers will be entitled to if certain financial thresholds are achieved after 3 years. As a result of the acquisition, Edison Energy recognized goodwill of $16 million, which is included in "Other long-term assets" on Edison International's consolidated balance sheets as of December 31, 2022.

New Accounting Guidance

Accounting Guidance Adopted

In November 2021, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to require business entities that account for transactions with a government by providing additional details about the transactions and their accounting impact. Edison International and SCE have adopted this standard on January 1, 2022 using the prospective adoption approach. The adoption of this standard did not have a material impact on Edison International's and SCE's annual disclosure.

In December 2022, the FASB issued an accounting standards update to defer the original sunset date for applying the reference rate reform relief in Accounting Standards Codification ("ASC") 848 to December 31, 2024 from
December 31, 2022. Edison International and SCE have adopted the standard as of December 1, 2022 prospectively. SCE has certain preference stocks, for which the distributions will be payable at a floating rate referenced to the London Interbank Offered Rate ("LIBOR") from 2022. Upon adoption of this standard, if contract amendments are made where LIBOR is no longer valid, SCE expects to utilize the expedients in ASC 848 through the allowed period of
December 31, 2024.

Note 2.Property, Plant and Equipment

SCE's utility property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2022	2021
Distribution	$32,754	$30,821
Transmission	18,106	17,016
Generation	3,880	3,769
General plant and other	6,121	6,108
Accumulated depreciation	(12,260)	(11,407)
	48,601	46,307
Construction work in progress	4,551	4,067
Nuclear fuel, at amortized cost	122	123
Total utility property, plant and equipment	$53,274	$50,497

Capitalized Software Costs

SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant and equipment. SCE amortizes capitalized software costs ratably over the expected lives of the software, primarily ranging from 5 to 7 years and commencing upon operational use. Capitalized software costs, included in general plant and other above, was $2.0 billion at both December 31, 2022 and 2021, and accumulated amortization was $0.7 billion and $0.6 billion, at December 31, 2022 and 2021, respectively. Amortization expense for capitalized software was
$344 million, $311 million and $218 million in 2022, 2021 and 2020, respectively. At December 31, 2022, amortization expense is estimated to be $342 million, $309 million, $262 million, $190 million and $110 million for 2023 through 2027, respectively.

Jointly Owned Utility Projects

SCE owns undivided interests in transmission and generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income.

The following is SCE's investment in each asset as of December 31, 2022:

		Construction
	Plant in	Work in	Accumulated	Nuclear Fuel	Net Book	Ownership
(in millions)	Service	Progress	Depreciation	(at amortized cost)	Value	Interest
Transmission systems:
Eldorado	$351	$107	$(56)	$—	$402	77%
Pacific Intertie	354	2	(82)	—	274	50%
Generating station:
Palo Verde (nuclear)	2,180	56	(1,653)	122	705	16%
Total	$2,885	$165	$(1,791)	$122	$1,381

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

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	December 31,	December 31,
(in millions)	2022	2021
Other current assets	$45	$19
Regulatory assets: non-current	834	325
Regulatory liabilities: current	33	14
Current portion of long-term debt	29	14
Other current liabilities	4	1
Long-term debt[1]	809	314
1	The bondholders have no recourse to SCE. Balance is net of unamortized debt issuance costs.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees or other commitments associated with these contracts other than the purchase commitments described in Note 12. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,907 megawatts ("MW") and 3,545 MW at December 31, 2022 and 2021, respectively, and the amounts that SCE paid to these projects were $608 million and $673 million for the years ended December 31, 2022 and 2021, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of December 31, 2022 and 2021, consisted of investments of $220 million, $275 million, $325 million, $300 million and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Years ended December 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2022
Dividend income	$11	$16	$17	$16	$24
Dividend distributions	11	16	17	16	24
2021
Dividend income	$20	$16	$17	$16	$24
Dividend distributions	20	16	17	16	24
2020
Dividend income	$20	$16	$17	$16	$24
Dividend distributions	20	16	17	16	24

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2022 and 2021, nonperformance risk was not material for Edison International and SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2022
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	392	67	(218)	$241
Money market funds and other	647	22	—	—	669
Nuclear decommissioning trusts:
Stocks[2]	1,610	—	—	—	1,610
Fixed Income[3]	941	1,281	—	—	2,222
Short-term investments, primarily cash equivalents	137	64	—	—	201
Subtotal of nuclear decommissioning trusts[4]	2,688	1,345	—	—	4,033
Total assets	3,335	1,759	67	(218)	4,943
Liabilities at fair value
Derivative contracts	—	116	4	(119)	1
Total liabilities	—	116	4	(119)	1
Net assets	$3,335	$1,643	$63	$(99)	$4,942

	December 31, 2021
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$26	$49	$(31)	$44
Money market funds and other	230	23	—	—	253
Nuclear decommissioning trusts:
Stocks[2]	1,972	—	—	—	1,972
Fixed Income[3]	1,083	1,607	—	—	2,690
Short-term investments, primarily cash equivalents	102	125	—	—	227
Subtotal of nuclear decommissioning trusts[4]	3,157	1,732	—	—	4,889
Total assets	3,387	1,781	49	(31)	5,186
Liabilities at fair value
Derivative contracts	—	42	5	(47)	—
Total liabilities	—	42	5	(47)	—
Net assets	$3,387	$1,739	$44	$16	$5,186
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 74% and 75% of SCE's equity investments were in companies located in the United States at December 31, 2022 and 2021, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities of $49 million and $30 million at December 31, 2022 and 2021, respectively.
4	Excludes net payables of $85 million and $19 million at December 31, 2022 and 2021, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Years ended December 31,
(in millions)	2022	2021
Fair value of net assets at beginning of period	$44	$108
Sales	(8)	(2)
Settlements	(54)	(63)
Total realized/unrealized gains[1]	81	1
Fair value of net assets at end of period	$63	$44
[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

There were no material transfers into or out of Level 3 during 2022 and 2021.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
December 31, 2022	$67	$4	Auction prices	CAISO CRR auction prices	$(7.91) - $3,856.67	$1.64
December 31, 2021	49	5	Auction prices	CAISO CRR auction prices	(18.87) - 43.03	1.46

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

SCE's investment policies and CPUC requirements place limitations on the types and investment grade ratings of the securities that may be held by the nuclear decommissioning trust funds. These policies restrict the trust from holding alternative investments and limit the trust funds' exposures to investments in highly illiquid markets. With respect to equity and fixed income securities, the trustee obtains prices from third-party pricing services which SCE is able to independently corroborate as described below. The trustee monitors prices supplied by pricing services, including reviewing prices against defined parameters' tolerances and performs research and resolves variances beyond the set parameters. SCE corroborates the fair values of securities by comparison to other market-based price sources obtained by SCE's investment managers. Differences outside established thresholds are followed-up with the trustee and resolved. For each reporting period, SCE reviews the trustee determined fair value hierarchy and overrides the trustee level classification when appropriate.

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of equity investments of $5 million and $12 million and money market funds of $137 million and $99 million at December 31, 2022 and December 31, 2021, respectively. Assets measured at fair value and classified as Level 2 consisted of short-term investments of $2 million and $6 million at December 31, 2022 and December 31, 2021, respectively.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$29,639	$26,824	$25,247	$27,718
SCE	26,258	23,469	22,110	24,375

1     Carrying value is net of debt issuance costs.

2    The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

The following table summarizes long-term debt (rates and terms are as of December 31, 2022) of Edison International and SCE:

	December 31,
(in millions)	2022	2021
Edison International Parent and Other:
Debentures and notes:
2023 – 2029 (2.95% to 6.95%)	$3,400	$3,150
Current portion of long-term debt	(400)	(700)
Unamortized debt discount/premium and issuance costs, net	(19)	(13)
Total Edison International Parent and Other	2,981	2,437
SCE:
First and refunding mortgage bonds:
2023 – 2052 (0.70% to 6.05%)	23,900	20,314
Pollution-control bonds:
2023 – 2035 (1.45% to 2.63%)	752	752
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	306	306
Senior secured recovery bonds[1]:
2028 – 2046 (0.86% to 3.24%)	849	333
Other long-term debt[2]	600	518
Current portion of long-term debt	(2,214)	(377)
Unamortized debt discount/premium and issuance costs, net	(149)	(113)
Total SCE	24,044	21,733
Total Edison International	$27,025	$24,170
1	The senior secured recovery bonds are payable only from and secured by the Recovery Property at SCE Recovery Funding LLC, and do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. For further details, see Note 3.
2	2022 amount represents a term loan due in 2024 with an interest rate of adjusted term secured overnight financing rate ("SOFR") plus 0.90%. 2021 amount represent short-term obligations refinanced on a long-term basis subsequent to December 31, 2021.

Edison International and SCE long-term debt maturities over the next five years are as follows:

	Edison
(in millions)	International	SCE
2023	$2,614	$2,214
2024	2,680	2,180
2025	2,030	1,230
2026	381	381
2027	1,981	1,381

Liens and Security Interests

Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio to be less than or equal to 0.65 to 1. At December 31, 2022, SCE's debt to total capitalization ratio was 0.56 to 1 and was in compliance with all other financial covenants that affect access to capital. Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2022, Edison International consolidated debt to total capitalization ratio was 0.64 to 1.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at December 31, 2022:

(in millions, except for rates)
	Termination	SOFR		Outstanding	Outstanding	Amount
Borrower	date	plus (bps)	Commitment	borrowings	letters of credit	available
Edison International Parent[1,3]	May 2026	128	$1,500	$90	$—	$1,410
SCE[2,3]	May 2026	108	3,350	195	431	2,724
Total Edison International			$4,850	$285	$431	$4,134
1	At December 31, 2022, Edison International Parent had $90 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 4.92%. At December 31, 2021 Edison International Parent did not have any outstanding commercial paper.
2	At December 31, 2022 and December 31, 2021, SCE had $195 million and $601 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.20% and 0.45%, respectively.
3	Proceeds are used to support commercial paper borrowings and general corporate purposes. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and
$2.0 billion, respectively, provided that additional lender commitments are obtained.

Short-term Term Loans

As of December 31, 2022, Edison International Parent had outstanding term loans of $600 million due in April 2023 and $400 million due in November 2023, each bearing interest at either an adjusted term SOFR plus 0.70% and 0.95%, respectively, or a base rate with no applicable margin. The term loan proceeds were used for general corporate purposes.

As of December 31, 2022, SCE had a $730 million outstanding balance on its green term loan agreement due in May 2023 and bears interest at an adjusted term SOFR plus 0.55%.

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

Commodity Price Risk

Commodity price risk represents the potential impact that can be caused by a change in the market value of a particular commodity. SCE's electricity price exposure arises from energy purchased from and sold to wholesale markets as a result of differences between SCE's load requirements and the amount of energy delivered from its generating facilities and PPAs. SCE's natural gas price exposure arises from natural gas purchased for the Mountainview power plants, Peaker plants and Qualifying Facilities contracts where pricing is based on a monthly natural gas index and PPAs in which SCE has agreed to provide the natural gas needed for generation, referred to as tolling arrangements.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies that have credit ratings for SCE, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was less than $1 million as of December 31, 2022 and 2021, for which SCE posted collateral of $24 million and no collateral to its counterparties for its derivative liabilities and related outstanding payables as of December 31, 2022, and 2021, respectively. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2022, SCE would be required to post $58 million of collateral, most of which is related to outstanding payables.

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

	December 31, 2022
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term	Subtotal	Short-Term[3]	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$459	$—	$459	$120	$—	$120	$339
Gross amounts offset in the consolidated balance sheets	(119)	—	(119)	(119)	—	(119)	—
Cash collateral received[4]	(99)		(99)			—	(99)
Net amounts presented in the consolidated balance sheets	$241	$—	$241	$1	$—	$1	$240

	December 31, 2021
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$70	$6	$76	$46	$2	$48	$28
Gross amounts offset in the consolidated balance sheets	(30)	(2)	(32)	(30)	(2)	(32)	—
Cash collateral posted[4]	—	—	—	(16)	—	(16)	16
Net amounts presented in the consolidated balance sheets	$40	$4	$44	$—	$—	$—	$44
1	Included in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	Included in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets.
3	Included in "Other current liabilities" on Edison International's and SCE's consolidated balance sheets.
4	At December 31, 2022, SCE received cash collateral and accrued the obligation to return cash collateral totaled $99 million, all of which was offset against derivative assets. At December 31, 2021, SCE posted $65 million of cash, of which $16 million was offset against derivative liabilities and $49 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the components of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2022	2021	2020
Realized gains	$178	$200	$87
Unrealized gains (losses)	310	(75)	17

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2022	2021
Electricity options, swaps and forwards	GWh	1,022	1,869
Natural gas options, swaps and forwards	Bcf	42	58
Congestion revenue rights	GWh	44,028	33,216

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to a reasonableness review or compliance with upfront standards as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to a reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	2022			2021			2020
		Cost-			Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$8,327	8,433	$16,760	$7,523	$6,824	14,347	$6,920	$5,539	$12,459
Alternative revenue programs and other operating revenue[3]	681	(269)	412	349	178	527	548	539	1,087
Total operating revenue	$9,008	$8,164	$17,172	$7,872	$7,002	$14,874	$7,468	$6,078	$13,546
1	SCE recorded CPUC revenue based on an annual revenue requirement set by a methodology established in the GRC proceeding and FERC revenue authorized through a formula rate. For further information, see Note 1.
2	At December 31, 2022 and 2021, SCE's receivables related to contracts from customers were $2.3 billion and $2.3 billion, which included accrued unbilled revenue of $638 million and $794 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Deferred Revenue

In July 2021, Morongo Transmission LLC ("Morongo") paid SCE $400 million for the use of a portion of the West of Devers transmission line transfer capability for a period of 30 years. SCE recognized the entire proceeds as deferred revenue and is amortizing deferred revenue from the use of the transfer capability over the 30-year term on a straight-line basis resulting in revenue of $13 million per year. As of December 31, 2022, the deferred revenue was $381 million, of which $13 million and $368 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. For the years ended December 31, 2022 and 2021, SCE has recognized revenue of $13 million and $6 million, respectively.

Note 8.Income Taxes

Current and Deferred Taxes

The components of income tax (benefit) expense by location of taxing jurisdiction are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Current:
Federal	$2	$—	$13	$—	$—	$12
State	13	(179)	(22)	2	(45)	(26)
	15	(179)	(9)	2	(45)	(14)
Deferred:
Federal	(103)	83	(230)	(44)	83	(207)
State	(74)	(40)	(66)	(67)	(21)	(56)
	(177)	43	(296)	(111)	62	(263)
Total	$(162)	$(136)	$(305)	$(109)	$17	$(277)

The components of net accumulated deferred income tax liability are:

	Edison International		SCE

	December 31,
(in millions)	2022	2021	2022	2021
Deferred tax assets:
Property	$859	$856	$840	$835
Wildfire-related[1]	458	558	457	558
Nuclear decommissioning trust assets in excess of nuclear ARO liability	321	517	321	517
Loss and credit carryforwards[2]	3,479	3,078	2,157	1,697
Regulatory balances	641	652	641	652
Pension and postretirement benefits other than pensions, net	130	153	26	30
Leases	406	543	406	543
Other	162	165	135	179
Sub-total	6,456	6,522	4,983	5,011
Less: valuation allowance[3]	39	44	—	6
Total	6,417	6,478	4,983	5,005
Deferred tax liabilities:
Property	10,091	9,645	10,078	9,633
Regulatory balances	1,462	1,242	1,462	1,242
Nuclear decommissioning trust assets	321	517	321	517
Leases	406	543	406	543
Other	225	207	200	186
Total	12,505	12,154	12,467	12,121
Accumulated deferred income tax liability, net[4]	$6,088	$5,676	$7,484	$7,116
1	Relates to accrued estimated losses for wildfire-related claims, net of expected recoveries from insurance and FERC customers, and contributions to the Wildfire Insurance Fund. For further information, see Note 12 and Note 1.
2	As of December 31, 2022, unrecognized tax benefits of $310 million and $254 million for Edison International and SCE, respectively, are presented net against the deferred tax asset for the loss and tax credit carryforwards. As of December 31, 2021, the unrecognized tax benefits netted against deferred tax assets and tax credit carryforwards were $277 million and $221 million for Edison International and SCE, respectively.

3	As of December 31, 2022, Edison International has recorded a valuation allowance on deferred tax assets which are estimated to expire before being utilized. The valuation allowance for Edison International includes $35 million for non-California state net operating loss carryforwards and $4 million for California capital losses generated from sale of SoCore Energy in 2018. As of December 31, 2021, the valuation allowance on deferred tax assets which are estimated to expire before being utilized for Edison International includes $33 million for non-California state net operating loss carryforwards, $4 million for California capital losses generated from sale of SoCore Energy in 2018, and $7 million for federal and California charitable contribution carryover from 2017. Valuation allowance for SCE includes $6 million for federal and California charitable contribution carryover from 2017.
4	Included in "Deferred income taxes and credits" on the consolidated balance sheets.

Net Operating Loss and Tax Credit Carryforwards

The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE

	December 31, 2022
	Loss	Credit	Loss	Credit
(in millions)	Carryforwards	Carryforwards	Carryforwards	Carryforwards
Expire in 2023	$10	$—	$6	$—
Expire between 2024 to 2027	26	—	25	—
Expire between 2029 to 2042	1,670	544	870	60
No expiration date[1]	1,529	10	1,450	—
Total	$3,235	$554	$2,351	$60
1	Under the Tax Cut and Jobs Act signed into law on December 22, 2017 ("Tax Reform"), that it was an event vs. net operating losses generated after December 31, 2017 can carryforward indefinitely.

Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $121 million and $223 million related to Capistrano Wind for 2022 and 2021, respectively. The change in Capistrano's carryforwards is primarily due to a sale of the Capistrano Wind projects consummated in the third quarter of 2022. The tax impact of the sale and cancellation of debt is approximately $125 million. The tax attributes not utilized as of December 31, 2022 will be available for the Edison International consolidated group to utilize in the future. When the remaining Capistrano tax attributes are used in the future by Edison International, payments will be made to those entities under a tax allocation agreement. Under the tax allocation agreement, Edison International has recorded a corresponding liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind when these tax benefits are realized.

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE

	Years ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Income from operations before income taxes	$662	$789	$566	$845	$952	$665
Provision for income tax at federal statutory rate of 21%	139	166	119	177	200	140
Increase (decrease) in income tax from:
State tax, net of federal benefit	(70)	(47)	(61)	(57)	(33)	(52)
Property-related	(219)	(233)	(320)	(219)	(233)	(320)
Change related to uncertain tax position[1]	—	(147)	(15)	—	(37)	(19)
Wildfire related charges[2]	—	31	—	—	31	—
Average rate assumption method ("ARAM") adjustment[3]	—	87	—	—	87	—
Corporate-owned life insurance cash surrender value	(9)	(8)	(8)	(9)	(8)	(8)
Other	(3)	15	(20)	(1)	10	(18)
Total income tax (benefit) expense	$(162)	$(136)	$(305)	$(109)	$17	$(277)
Effective tax rate	(24.5)%	(17.2)%	(53.9)%	(12.9)%	1.8%	(41.7)%
1	In 2021, Edison International and SCE recognized tax benefits related to a settlement with the California Franchise Tax Board "FTB" for tax years 2007 – 2012. See further discussion in Tax Disputes below. In 2020, Edison International and SCE recognized tax expense and benefit, respectively, primarily due to the re-measurement of uncertain tax positions related to the 2010 – 2012 California state tax filings currently under audit.
2	Relates to the non-tax deductible portions of the SED Agreement (as defined in Note 12). See Note 12 for further discussion under 2017/2018 Wildfire/Mudslide Events.
3	In July 2021, SCE received the IRS' response to its private letter ruling request, regarding the scope of the deferred tax normalization requirements and the computations required to comply with the average rate assumption method. As a result, SCE's estimate changed and a cumulative true-up of $87 million reduction in tax benefits was recorded in the third quarter of 2021, for the period of January 1, 2018 to June 30, 2021.

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

Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits:

	Edison International			SCE
(in millions)	2022	2021	2020	2022	2021	2020
Balance at January 1,	$613	$679	$370	$340	$320	$282
Tax positions taken during the current year:
Increases	54	53	55	54	53	56
Tax positions taken during a prior year:
Increases[1]	—	3	274	—	1	4
Decreases[2]	(21)	(118)	(20)	(20)	(29)	(22)
Settlements with taxing authorities[3]	—	(4)	—	—	(5)	—
Balance at December 31,	$646	$613	$679	$374	$340	$320
1	Edison International recorded favorable tax positions in 2020 in connection with the Edison Mission Energy bankruptcy that required a revaluation of the reserve for uncertain tax positions.
2	Decrease in 2021 was related to re-measurement as a result of a settlement with the FTB for tax years 2007 – 2012.
3	In 2021, Edison International reached a settlement with the FTB for tax years 2007 – 2012.

As of December 31, 2022, if recognized, $341 million of unrecognized tax benefits would impact Edison International's effective tax rate and $69 million of the unrecognized tax benefits would impact SCE's effective tax rate.

Tax Disputes

Tax years that remain open for examination by the IRS and FTB are 2019 – 2021 and 2013 – 2021, respectively.

Accrued Interest and Penalties

The total amount of accrued interest and penalties related to income tax liabilities are:

	Edison International		SCE

	December 31,
(in millions)	2022	2021	2022	2021
Accrued interest and penalties	$—	$—	$23	$20

The net after-tax interest and penalties recognized in income tax (benefit) expense are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Net after-tax interest and penalties tax (benefit) expense	$—	$(41)	$4	$2	$(2)	$6

Note 9.Compensation and Benefit Plans

Employee Savings Plan

The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The employer contributions were as follows:

	Edison
	International	SCE

(in millions)	Years ended December 31,
2022	$103	$101
2021	97	96
2020	93	92

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. Employees hired by the participating companies on or after December 31, 2017 are no longer eligible to participate in the pension plan. In lieu of that, an additional non-contributory employer contribution is deposited into the Edison 401(k) Savings Plan. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $35 million and $8 million, respectively, for the year ending December 31, 2023. Annual contributions made by SCE to most of SCE's pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.

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

Information on pension plan assets and benefit obligations for continuing and discontinued operations is shown below.

	Edison International		SCE

	Years ended December 31,
(in millions)	2022	2021	2022	2021
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,171	$4,476	$3,694	$3,984
Service cost	120	130	115	126
Interest cost	111	103	97	92
Actuarial gain	(589)	(245)	(503)	(246)
Benefits paid	(289)	(293)	(244)	(262)
Projected benefit obligation at end of year	$3,524	$4,171	$3,159	$3,694
Change in plan assets
Fair value of plan assets at beginning of year	$4,296	$4,171	$4,061	$3,940
Actual return on plan assets	(575)	368	(544)	348
Employer contributions	30	50	2	35
Benefits paid	(289)	(293)	(244)	(262)
Fair value of plan assets at end of year	3,462	4,296	3,275	4,061
Funded status at end of year	$(62)	$125	$116	$367
Amounts recognized in the consolidated balance sheets consist of [1]:
Long-term assets	$139	$384	$128	$384
Current liabilities	(26)	(26)	(2)	(2)
Long-term liabilities	(175)	(233)	(10)	(15)
	$(62)	$125	$116	$367
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss[1]	$17	74	8	12
Amounts recognized as a regulatory liability	(139)	(395)	(139)	(395)
Accumulated benefit obligation at end of year	$3,401	$3,947	$3,049	$3,491
Pension plans with plan assets in excess of an accumulated benefit obligation:
Projected benefit obligation	3,524	4,171	3,159	3,694
Accumulated benefit obligation	3,401	3,947	3,049	3,491
Fair value of plan assets	3,462	4,296	3,275	4,061
Weighted average assumptions used to determine obligations at end of year:
Discount rate	5.36%	2.75%	5.36%	2.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
1	The SCE liability excludes a long-term payable due to Edison International Parent of $93 million and $132 million at December 31, 2022 and 2021, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent. SCE's accumulated other comprehensive loss of $8 million and $12 million at December 31, 2022 and 2021, excludes net losses of $3 million and $32 million related to these benefits, respectively.

For Edison International and SCE, respectively, the 2022 actuarial gains are primarily related to $1.0 billion and $929 million in gains from an increase in the discount rate (from 2.75% as of December 31, 2021 to 5.36% as of December 31, 2022), partially offset by $456 million and $430 million in losses from economic assumption and experience. For Edison International and SCE, respectively, the 2021 actuarial gains are primarily related to $159 million and $149 million in gains from an increase in discount rate (from 2.38% as of December 31, 2020 to 2.75% as of December 31, 2021), $69 million and $83 million in gains from valuation and experience.

Net periodic pension expense components are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Service cost	$120	$130	$121	$118	$127	$119
Non-service cost (benefit)
Interest cost	111	103	124	101	95	114
Expected return on plan assets	(227)	(222)	(215)	(215)	(211)	(203)
Settlement costs	4	—	—	4	—	—
Amortization of prior service cost	—	1	2	—	1	1
Amortization of net loss	5	11	10	2	7	7
Regulatory adjustment	6	25	16	6	25	16
Total non-service benefit[1]	(101)	(82)	(63)	(102)	(83)	(65)
Total expense recognized	$19	$48	$58	$16	$44	$54

1	Included in "Other income" on Edison International's and SCE's consolidated income statements. For further details, see Note 16.

Other changes in pension plan assets and benefit obligations recognized in other comprehensive income:

	Edison International			SCE

	Years ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Net (gain) loss	$(45)	$(10)	$11	$(24)	$(5)	$9
Settlement charges	(4)	—	—	(4)	—	—
Amortization of net loss	(8)	(11)	(10)	(5)	(7)	(7)
Total (gain) loss recognized in other comprehensive income	(57)	(21)	1	(33)	(12)	2
Total recognized in expense and other comprehensive income	$(38)	$27	$59	$(17)	$32	$56

In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.

Edison International and SCE used the following weighted average assumptions to determine pension expense:

	Years ended December 31,
	2022	2021	2020
Discount rate	2.75%	2.38%	3.11%
Rate of compensation increase	4.00%	4.00%	4.10%
Expected long-term return on plan assets	5.50%	5.50%	6.00%
Interest crediting rate for cash balance account
Starting rate	3.12%	3.03%	3.61%
Ultimate rate	4.50%	4.50%	5.00%
Year ultimate rate is reached	2026	2025	2025

The following benefit payments, which reflect service rendered and expected future service, are expected to be paid:

	Edison
(in millions)	International	SCE
2023	$310	$269
2024	314	274
2025	313	276
2026	321	282
2027	308	276
2028 – 2032	1,428	1,291

Postretirement Benefits Other Than Pensions ("PBOP(s)")

Employees hired prior to December 31, 2017 who are retiring at or after age 55 with at least 10 years of service may be eligible for postretirement healthcare benefits. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Employees hired on or after December 31, 2017 are no longer eligible for retiree healthcare benefits. In lieu of those benefits, Edison International will provide a health reimbursement account of $200 per month available only after meeting certain age and service year requirements. Under the terms of the Edison International Welfare Benefit Plan ("PBOP Plan"), each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of PBOP Plan benefits with respect to its employees and former employees that exceed the participants' share of contributions. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.

The expected contributions (substantially all of which are expected to be made by SCE) for PBOP benefits are $8 million for the year ended December 31, 2023. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.

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

Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE

	Years ended December 31,
(in millions)	2022	2021	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$1,904	$2,073	$1,895	$2,064
Service cost	34	40	34	40
Interest cost	56	52	55	52
Actuarial gain	(598)	(190)	(596)	(190)
Plan participants' contributions	29	29	29	29
Benefits paid	(94)	(100)	(94)	(100)
Benefit obligation at end of year	$1,331	$1,904	$1,323	$1,895
Change in plan assets
Fair value of plan assets at beginning of year	$2,772	$2,717	$2,772	$2,717
Actual return on assets	(527)	119	(527)	119
Employer contributions	7	7	7	7
Plan participants' contributions	29	29	29	29
Benefits paid	(94)	(100)	(94)	(100)
Fair value of plan assets at end of year	2,187	2,772	2,187	2,772
Funded status at end of year	$856	$868	$864	$877
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$871	$885	$871	$885
Current liabilities	(8)	(8)	(7)	(8)
Long-term liabilities	(7)	(9)	—	—
	$856	$868	$864	$877
Amounts recognized in accumulated other comprehensive loss consist of:
Net (gain)/loss	$(2)	$1	$—	$—
Amounts recognized as a regulatory liability	(867)	(886)	(867)	(886)
Weighted average assumptions used to determine obligations at end of year:
Discount rate	5.43%	2.95%	5.43%	2.95%
Assumed health care cost trend rates:
Rate assumed for following year	6.75%	6.25%	6.75%	6.25%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029	2029

For Edison International and SCE, the 2022 actuarial gains are primarily related to $546 million and $543 million in gains from an increase in the discount rate (from 2.95% as of December 31, 2021 to 5.43% as of December 31, 2022), respectively. For both Edison International and SCE, the 2021 actuarial gains are primarily related to $113 million in gains from valuation and experience and $83 million in gains from an increase in the discount rate (from 2.67% as of December 31, 2020 to 2.95% as of December 31, 2021).

Net periodic PBOP expense components are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Service cost	$34	$40	$38	$34	$40	$37
Non-service cost (benefit)
Interest cost	56	52	63	55	52	63
Expected return on plan assets	(97)	(106)	(119)	(97)	(106)	(119)
Amortization of prior service cost	(2)	(1)	(1)	(2)	(1)	(1)
Amortization of net gain	(45)	(35)	(29)	(45)	(36)	(29)
Regulatory adjustment	55	51	49	55	51	49
Total non-service benefit[1]	(33)	(39)	(37)	(34)	(40)	(37)
Total expense	$1	$1	$1	$—	$—	$—

1	Included in "Other income" on Edison International's and SCE's consolidated income statements. For further details, see Note 16.

In accordance with authoritative guidance on rate-regulated enterprises, SCE records regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.

Edison International and SCE used the following weighted average assumptions to determine PBOP expense:

	Years ended December 31,
	2022	2021	2020
Discount rate	2.95%	2.67%	3.32%
Expected long-term return on plan assets	3.50%	4.00%	4.90%
Assumed health care cost trend rates:
Current year	6.25%	6.50%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029

The following benefit payments (net of plan participants' contributions) are expected to be paid:

	Edison
(in millions)	International	SCE
2023	$78	$78
2024	81	80
2025	82	82
2026	84	84
2027	86	85
2028 – 2032	450	447

Plan Assets

Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies

The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes and may have active and passive investment strategies within asset classes. Target allocations for 2022 pension plan assets were 19.1% for U.S. equities, 10.9% for non-U.S. equities, 55% for fixed income and 15% for opportunistic and/or alternative investments. Target allocations for 2022 PBOP plan assets (except for Represented VEBA which is 95% for fixed income and 5% for U.S. and non-U.S. equities) are 44% for U.S. and non-U.S. equities, 50% for fixed income and 6% for opportunistic and/or alternative investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.

Allowable investment types under CPUC investment guidelines include:

●	United States equities: common and preferred stocks of large, medium, and small companies which are predominantly United States-based.
●	Non-United States equities: equity securities issued by companies domiciled outside the United States and in depository receipts which represent ownership of securities of non-United States companies.
●	Fixed income: fixed income securities issued or guaranteed by the United States government, non-United States governments, government agencies and instrumentalities including municipal bonds, mortgage backed securities and corporate debt obligations. A portion of the fixed income positions may be held in debt securities that are below investment grade.
●	Opportunistic, alternative and other investments: Opportunistic investments in short to intermediate term market opportunities. Investments may have fixed income and/or equity characteristics and may be either liquid or illiquid. Alternative investments are limited partnerships that invest in non-publicly traded entities. Other investments are diversified among multiple asset classes such as global equity, fixed income currency and commodities markets. Investments are made in liquid or illiquid instruments within and across markets. The investment returns are expected to approximate the plans' expected investment returns.

Asset class portfolio weights are permitted to range within plus or minus 5%. Where approved by the fiduciary investment committee, futures contracts are used for portfolio rebalancing and to reallocate portfolio cash positions. Where authorized, a few of the plans' investment managers employ limited use of derivatives, including futures contracts, options, options on futures and interest rate swaps in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage the plans or any portfolios.

Determination of the Expected Long-Term Rate of Return on Assets

The overall expected long-term rate of return on assets assumption is based on the long-term target asset allocation for plan assets and capital markets return forecasts for asset classes employed. A portion of the PBOP trust asset returns is subject to taxation, so the expected long-term rate of return for these assets is determined on an after-tax basis.

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

Fair Value of Plan Assets

The PBOP Plan and the Southern California Edison Company Retirement Plan Trust assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. The fair value of the underlying investments in equity mutual funds are based on stock-exchange prices. The fair value of the underlying investments in fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. No investment is classified as Level 3 as of December 31, 2022 and 2021. Common/collective funds and partnerships are measured at fair value using the net asset value per share ("NAV") and have not been classified in the fair value hierarchy. Other investment entities are valued similarly to common/collective funds and are therefore classified as NAV. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable and classified as NAV and are discussed further at note 8 to the pension plan trust investments table below.

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

Pension Plan

The following table sets forth the investments for Edison International and SCE that were accounted for at fair value as of December 31, 2022 and December 31, 2021, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2022
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$281	$293	$—	$574
Corporate stocks[3]	227	3	—	230
Corporate bonds[4]	—	973	—	973
Common/collective funds[5]	—	—	658	658
Partnerships/joint ventures[6]	—	—	613	613
Other investment entities[7]	—	—	63	63
Registered investment companies[8]	206	—	159	365
Interest-bearing cash	14	—	—	14
Other	—	48	7	55
Total	$728	$1,317	$1,500	$3,545
Receivables and payables, net				(83)
Combined net plan assets available for benefits				3,462
SCE's share of net plan assets				$3,275

	December 31, 2021
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$217	$918	$—	$1,135
Corporate stocks[3]	466	4	—	470
Corporate bonds[4]	—	815	—	815
Common/collective funds[5]	—	—	964	964
Partnerships/joint ventures[6]	—	—	688	688
Other investment entities[7]	—	—	110	110
Registered investment companies[8]	57	—	31	88
Interest-bearing cash	8	—	—	8
Other	—	45	—	45
Total	$748	$1,782	$1,793	$4,323
Receivables and payables, net				(27)
Combined net plan assets available for benefits				4,296
SCE's share of net plan assets				$4,061
1	These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
3	Corporate stocks are diversified. At December 31, 2022 and 2021, respectively, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (36% and 44%) and Morgan Stanley Capital International (MSCI) index (64% and 56%).
4	Corporate bonds are diversified. At December 31, 2022 and 2021, respectively, this category includes $67 million and $61 million for collateralized mortgage obligations and other asset backed securities.
5	The common/collective assets are invested in equity index funds that seek to track performance of the Standard and Poor's 500 Index (41% at both December 31, 2022 and 2021). 10% are invested on Russell 1000 indexes at December 31, 2021. In addition, at December 31, 2022 and 2021, respectively, 46% and 38% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index ex-US and 11% and 9% of this category are in non-index U.S. equity fund, which is actively managed.
6	At December 31, 2022 and 2021, respectively, 76% and 62% are invested in private equity funds with investment strategies that include branded consumer products and clean technology companies, 18% and 17% are invested in ABS including distressed mortgages and commercial and residential loans, 2% and 3% are invested in a broad range of financial assets in all global markets. 15% are invested in publicly traded fixed income securities at December 31, 2021.
7	At December 31, 2022, 64% are invested in domestic mortgage backed securities and 36% in high yield debt securities, respectively. At December 31, 2021, 71% are invested in emerging market equity securities and 20% in domestic mortgage backed securities, respectively.
8	At December 31, 2022, 56% are invested in Level 1 corporate bond fund, 21% in fixed income fund used for cash management and 22% in US equity fund, respectively. At December 31, 2021, 63% were invested in Level 1 registered investment companies that primarily consisted of a global equity mutual fund which seeks to outperform the MSCI World Total Return Index and 35% on fixed income fund used for cash management.

At December 31, 2022 and 2021, respectively, approximately 61% and 62% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

Postretirement Benefits Other than Pensions

The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2022 and December 31, 2021, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2022
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$222	$304	$—	$526
Corporate stocks[3]	103	2	—	105
Corporate notes and bonds[4]	—	860	—	860
Common/collective funds[5]	—	—	413	413
Partnerships[6]	—	—	119	119
Registered investment companies[7]	55	—	—	55
Interest bearing cash	—	56	—	56
Other[8]	—	59	—	59
Total	$380	$1,281	$532	$2,193
Receivables and payables, net				(6)
Combined net plan assets available for benefits				2,187
SCE's share of net plan assets				$2,187

	December 31, 2021
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$813	$10	$—	$823
Corporate stocks[3]	145	3	—	148
Corporate notes and bonds[4]	—	997	—	997
Common/collective funds[5]	—	—	544	544
Partnerships[6]	—	—	107	107
Registered investment companies[7]	44	—	—	44
Interest bearing cash	—	51	—	51
Other[8]	—	59	—	59
Total	$1,002	$1,120	$651	$2,773
Receivables and payables, net				(1)
Combined net plan assets available for benefits				$2,772
SCE's share of net plan assets				$2,772
1	These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
3	Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (73%) and the MSCI All Country World Index (27%) for both 2022 and 2021.
4	Corporate notes and bonds are diversified and include approximately $150 million for commercial collateralized mortgage obligations and other asset backed securities at both December 31, 2022 and 2021.
5	At December 31, 2022 and 2021, respectively, 53% and 65% of the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Index Investable Market Index. 27% and 25% are invested in a non-index U.S. equity fund which is actively managed. The remaining assets in this category are primarily invested in fixed income fund and emerging market fund.
6	At December 31, 2022 and 2021, respectively, 63% and 54% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. Of the remaining partnerships category, 31% and 35% are invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks, 6% and 11% are invested in a broad range of financial assets in all global markets.
7	At December 31, 2022 and 2021, respectively, registered investment companies were primarily invested in a money market fund (75% and 61%) and exchange rate trade funds which seek to track performance of MSCI Emerging Market Index, Russell 2000 Index and international small cap equities (25% and 39%)
8	Other includes $53 million and $44 million of municipal securities at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, respectively, approximately 70% and 68% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

Stock-Based Compensation

Edison International maintains a shareholder-approved incentive plan (the "2007 Performance Incentive Plan") that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is approximately 71 million shares. As of December 31, 2022, Edison International had approximately 16 million shares remaining available for new award grants under its stock-based compensation plans.

The following table summarizes total expense and tax benefits associated with stock-based compensation:

	Edison International			SCE

	Years ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Stock-based compensation expense[1]:
Stock options	$13	$16	$15	$7	$8	$7
Performance shares	13	9	5	6	4	2
Restricted stock units	14	12	8	9	8	4
Other	2	2	1	—	—	—
Total stock-based compensation expense	$42	$39	$29	$22	$20	$13
Income tax benefits related to stock-based compensation expense	$9	$4	$4	$5	$3	$3
1	Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.

Stock Options

Under the 2007 Performance Incentive Plan, Edison International has granted stock options at exercise prices equal to the closing price at the grant date. Edison International may grant stock options and other awards related to, or with a value derived from, its common stock to directors and certain employees. Options generally expire 10 years after the grant date and vest over a period of three or four years of continuous service in equal annual increments, except for awards granted to retirement-eligible participants, which vest on an accelerated basis.

The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2022	2021	2020
Expected terms (in years)	5.0	5.4	5.2
Risk-free interest rate	1.6% - 4.1%	1.1% - 1.3%	0.4% - 0.6%
Expected dividend yield	4.0% - 5.0%	4.1% - 4.8%	4.2% - 5.0%
Weighted average expected dividend yield	4.0%	4.5%	4.7%
Expected volatility	27.8% - 28.6%	26.9% - 27.1%	24.9% - 26.9%
Weighted average volatility	27.8%	26.9%	25.0%

The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity corresponds to the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2022. The volatility period used was 60 months, 64 months and 63 months at December 31, 2022, 2021 and 2020, respectively.

The following is a summary of the status of Edison International's stock options:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Edison International:
Outstanding at December 31, 2021	12,354,826	$62.78
Granted	909,504	63.67
Forfeited or expired	(223,836)	64.89
Exercised[1]	(1,156,938)	54.16
Outstanding at December 31, 2022	11,883,556	63.64	5.43
Vested and expected to vest at December 31, 2022	11,538,210	63.73	5.35	$30
Exercisable at December 31, 2022	8,074,165	$64.94	4.31	$17
SCE:
Outstanding at December 31, 2021	6,180,154	$62.03
Granted	470,852	63.51
Forfeited or expired	(143,235)	64.83
Exercised[1]	(810,294)	53.78
Affiliate transfers, net	100,155	66.09
Outstanding at December 31, 2022	5,797,632	63.31	5.45
Vested and expected to vest at December 31, 2022	5,620,440	63.40	5.38	$17
Exercisable at December 31, 2022	3,849,057	$64.64	4.28	$9
1	Edison International and SCE recognized tax benefits of $5 million and $3 million, respectively, from stock options exercised in 2022.

At December 31, 2022, total unrecognized compensation cost related to stock options and the weighted average period the cost is expected to be recognized are as follows:

	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures (in millions)	$12	$6
Weighted average period (in years)	1.8	1.8

The following is a summary of supplemental data on stock options:

	Edison International			SCE

	Years ended December 31,
(in millions, except per award amounts)	2022	2021	2020	2022	2021	2020
Weighted average grant date fair value per option granted	$9.92	$7.26	$8.18	$9.92	$7.30	$8.16
Fair value of options vested	8	3	2	5	3	2
Value of options exercised	17	8	9	12	6	7

Performance Shares

A target number of contingent performance shares were awarded to executives in 2022, 2021 and 2020 and vest as of December 31, 2024, 2023 and 2022, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents).

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

The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards
		Weighted Average
	Shares	Fair Value
Edison International:
Nonvested at December 31, 2021	262,808	$61.92
Granted	265,916	67.88
Forfeited	(17,643)	64.68
Vested	(108,251)	67.55
Nonvested at December 31, 2022	402,830	$64.22
SCE:
Nonvested at December 31, 2021	137,807	$61.50
Granted	138,254	67.74
Forfeited	(12,565)	65.60
Vested	(54,487)	67.37
Affiliate transfers, net	1,064	59.25
Nonvested at December 31, 2022	210,073	$63.93

Restricted Stock Units

Restricted stock units were awarded to executives in 2022, 2021 and 2020 and vest and become payable on January 2, 2025, January 2, 2024 and January 3, 2023, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants, which vest on an accelerated basis.

The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at December 31, 2021	546,155	$59.44	344,932	$58.45
Granted	298,558	63.58	218,721	63.58
Forfeited	(24,780)	60.42	(19,073)	60.37
Vested	(121,751)	62.76	(62,034)	62.91
Affiliate transfers, net	—	—	5,789	57.64
Nonvested at December 31, 2022	698,182	$60.60	488,335	$60.13

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

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Costs		Fair Value
	Longest	December 31,	December 31,	December 31,	December 31,
(in millions)	Maturity Date	2022	2021	2022	2021
Municipal bonds	2061	$672	$875	$754	$1,033
Government and agency securities	2072	1,025	1,095	1,091	1,212
Corporate bonds	2070	351	386	377	446
Short-term investments and receivables/payables[1]	One-year	110	199	116	207
Total debt securities and other		$2,158	$2,555	2,338	2,898
Equity securities				1,610	1,972
Total				$3,948	$4,870
1	Short-term investments include $41 million and $37 million of repurchase agreements payable by financial institutions which earn interest, were 97% and fully secured by U.S. Treasury securities and mature by January 3, 2023 and January 3, 2022 as of December 31, 2022 and 2021, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.6 billion and $2.1 billion at December 31, 2022 and 2021, respectively.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $321 million and $517 million at December 31, 2022 and 2021, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.6 billion and $4.4 billion at December 31, 2022 and 2021, respectively.

The following table summarizes the gains and losses for the trust investments:

	Years ended December 31,
(in millions)	2022	2021	2020
Gross realized gains	$150	$339	$255
Gross realized losses	(127)	(24)	(6)
Net unrealized (losses)/gains for equity securities	(369)	103	176

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items do not materially affect earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other hold strategic investments in companies focused on developing electric technologies and services. As of December 31, 2022 and December 31, 2021, these investments consist of $5 million and $12 million of marketable securities, respectively, and $12 million and $3 million of equity investments without readily determinable fair values (included as "Other investments" on Edison International's consolidated balance sheets), respectively. For further information of fair value of marketable securities, see Note 4. The equity investments without readily determinable fair values balances included cumulative upward adjustments of $9 million and $1 million as of

December 31, 2022 and December 31, 2021, respectively. The cumulative upward adjustments resulted primarily from values determined by additional capital infusions.

The following table summarizes unrealized gains/(losses) for equity investments held at the reporting date, recorded as "Other income" on Edison International's consolidated statements of income.

	Years ended December 31,
(in millions)	2022	2021	2020
Marketable securities	$(6)	$3	$—
Equity investments without readily determinable fair values - upward adjustments	8	1	—
Total unrealized gains	$2	$4	$—

Note 11. Regulatory Assets and Liabilities

Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC-authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased power, demand-side management programs, wildfire related costs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.68% in both 2022 and 2021. The CPUC authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.

Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2022	2021
Current:
Regulatory balancing and memorandum accounts	$2,400	$1,591
Power contracts	71	168
Other	26	19
Total current	2,497	1,778
Long-term:
Deferred income taxes, net of liabilities	5,178	4,770
Power contracts	—	71
Unamortized investments, net of accumulated amortization	113	114
Unamortized loss on reacquired debt	109	121
Regulatory balancing and memorandum accounts	1,589	1,897
Environmental remediation	241	242
Recovery assets	834	325
Other	117	120
Total long-term	8,181	7,660
Total regulatory assets	$10,678	$9,438

In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs at December 31, 2022. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.

SCE's regulatory assets related to power contracts primarily represent derivative contracts that were designated as normal purchases and normal sales contracts. The liabilities for these power contracts are amortized over the remaining contract terms, approximately 1 to 4 years. For further information, see Note 1.

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

SCE has long-term unamortized investments which include nuclear assets related to Palo Verde and the beyond the meter program. Nuclear assets related to Palo Verde and the beyond the meter program are expected to be recovered by 2046 and 2031, respectively, and both earned returns of 7.68% in 2022 and 2021.

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

Recovery assets represent the balance associated with the AB 1054 Excluded Capital Expenditures Related Recovery Properties and prudently incurred financing costs securitized with issuance of the associated bond. The recovery period is until 2046, when the bonds and interest are paid in full. For further details, see Note 3.

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2022	2021
Current:
Regulatory balancing and memorandum accounts	$584	$553
Energy derivatives	338	25
Other	42	25
Total current	964	603
Long-term:
Costs of removal	2,589	2,552
Re-measurement of deferred taxes	2,250	2,315
Recoveries in excess of ARO liabilities	1,231	2,155
Regulatory balancing and memorandum accounts	1,116	648
Pension and other postretirement benefits	1,007	1,281
Other	18	30
Total long-term	8,211	8,981
Total regulatory liabilities	$9,175	$9,584

SCE's regulatory liabilities related to energy derivatives are primarily an offset to unrealized gains on derivatives.

SCE's regulatory liabilities related to costs of removal represent differences between asset removal costs recorded and amounts collected in rates for those costs.

SCE's regulatory liabilities include excess deferred income taxes resulting from statutory income tax rate changes. The regulatory liabilities are generally expected to be refunded to customers over the lives of the assets and liabilities that gave rise to the deferred income taxes.

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

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2022	2021
Asset (liability)
Energy resource recovery account	$1,580	$759
Portfolio allocation balancing account	(73)	(183)
New system generation balancing account	(63)	73
Public purpose programs and energy efficiency programs	(1,577)	(1,066)
Base revenue requirement balancing account	1,108	849
GRC wildfire mitigation balancing accounts[1]	67	12
Greenhouse gas auction revenue and low carbon fuel standard revenue	(289)	(298)
FERC balancing accounts	(123)	55
Wildfire and drought restoration accounts[2]	352	299
Wildfire-related memorandum accounts[3]	1,168	1,456
COVID-19-related memorandum accounts	67	94
Customer service re-platform memorandum account	64	128
Tax accounting memorandum account and pole loading balancing account	90	171
Excess bond and power charge balancing account	(56)	—
Other	(26)	(62)
Asset	$2,289	$2,287
1	The 2021 GRC decision approved the establishment of the vegetation management balancing account ("VMBA") to track vegetation management expenses up to 115% of amounts authorized, the Wildfire Risk Mitigation balancing account ("WRMBA") to track the costs of SCE's Wildfire Covered Conductor Program up to 110% of amounts authorized and the risk management balancing account to track the authorized costs of wildfire insurance. The amount recorded to these balancing accounts represents the difference between costs tracked in the balancing accounts and authorized revenues for those costs recorded to the base revenue requirement balancing account. If spending is less than authorized, SCE will refund those amounts to customers. If spending is within the specified threshold, if any, for each balancing account, SCE will recover those costs from customers. Amounts above the specified threshold, or above amounts authorized if a higher threshold was not established, for each balancing account may be eligible for deferral to wildfire-related memorandum accounts.
2	The wildfire and drought restoration accounts regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account ("CEMA").
3	The wildfire-related memorandum accounts regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account ("FHPMA") was used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs related to the post-2018 wildfires that SCE believes are probable of recovery. See Note 12 for further details. The Wildfire Mitigation Plan Memorandum Account ("WMPMA") is used to track costs incurred to implement SCE's wildfire mitigation plan that are not currently reflected in SCE's revenue requirements. The Fire Risk Mitigation Memorandum Account ("FRMMA") is used to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's GRCs that are not tracked in any other wildfire-related memorandum account. The balance also includes vegetation management spending in excess of the 115% threshold for the VMBA described above.

Note 12. Commitments and Contingencies

Power Purchase Agreements

SCE entered into various agreements to purchase power, electric capacity and other energy products. At December 31, 2022, the undiscounted future expected minimum payments for the SCE PPAs (primarily related to renewable energy contracts), which were approved by the CPUC and met other critical contract provisions (including completion of major milestones for construction), were as follows:

(in millions)	Total
2023	$3,106
2024	2,596
2025	2,409
2026	2,401
2027	2,221
Thereafter	18,000
Total future commitments[1]	$30,733
1	Certain power purchase agreements are treated as operating leases. For further discussion, see Note 13.

Additionally, as of December 31, 2022, SCE has executed contracts (including capacity reduction contracts) that have not met the critical contract provisions that would increase contractual obligations by $29 million in 2023, $123 million in 2024, $171 million in 2025, $182 million in 2026, $186 million in 2027 and $1,864 million thereafter, if all critical contract provisions are completed. These obligations include long-term lease contracts commencing in 2023 with total future minimum lease payments of $393 million.

Costs incurred for PPAs were $5.1 billion in 2022, $4.7 billion in 2021 and $3.8 billion in 2020, which include costs associated with contracts with terms of less than one year.

Other Commitments

The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Other contractual obligations	$46	$52	$50	$46	$35	$203	$432

Costs incurred for other commitments were $58 million in 2022, $62 million in 2021 and $80 million in 2020. Other commitments include fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. Also included are commitments related to maintaining reliability and expanding SCE's transmission and distribution system.

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

Liability Overview

The extent of legal liability for wildfire-related damages in actions against utilities depends on a number of factors, including whether the utility substantially caused or contributed to the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. California courts have previously found utilities to be strictly liable for property damage along with associated interest and attorneys' fees, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. If inverse condemnation is held to be inapplicable to SCE in connection with a wildfire, SCE still could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's negligence. If SCE were to be found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, clean-up costs, medical expenses, and personal injury/wrongful death claims. Additionally, SCE could potentially be subject to fines and penalties for alleged violations of CPUC rules and state laws investigated in connection with the ignition of a wildfire.

Final determinations of legal liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes and settlements may be reached before determinations of legal liability are ever made. Even when investigations are still pending or legal liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged.

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

In 2022, SCE accrued estimated losses of $1.3 billion for claims related to the 2017/2018 Wildfire/Mudslide Events, against which SCE has recorded expected recoveries through FERC electric rates of $76 million. The resulting net charge to earnings was $1.2 billion ($879 million after-tax).

As of December 31, 2022, SCE had paid $7.6 billion under executed settlements, had $185 million to be paid under executed settlements, including $120 million to be paid under the SED Agreement (as defined below), and had $934 million of estimated losses for remaining alleged and potential claims reflected on their consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $142 million on their consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

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

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed as the claims mediation processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation processes, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

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

As of December 31, 2022, SCE has also entered into settlements with approximately 9,500 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2020, 2021 and 2022, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $300 million, $1.7 billion and $1.7 billion, respectively, to those individual plaintiffs. In the first, second, third and fourth quarters of 2022 SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $700 million, $400 million, $350 million and $280 million, respectively, to those individual plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.

Edison International and SCE did not admit wrongdoing or liability as part of any of the settlements described above. Other claims and potential claims related to the 2017/2018 Wildfire/Mudslide Events remain. SCE continues to explore reasonable settlement opportunities with other plaintiffs in the outstanding 2017/2018 Wildfire/Mudslide Events litigation.

SED Agreement

In October 2021, SCE and the SED executed an agreement (the "SED Agreement") to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs comprised of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $375 million of third-party uninsured claims payments. The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. SCE's obligations under the SED

Agreement commenced on August 15, 2022, when CPUC approval of the SED Agreement became final and non-appealable. SCE did not admit imprudence, negligence or liability with respect to the 2017/2018 Wildfire/Mudslide Events in the SED Agreement.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At December 31, 2022 and December 31, 2021, Edison International's and SCE's balance sheets include fixed payments to be made under executed settlement agreements and accrued estimated losses of $1.1 billion and $1.7 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2021:

(in millions)
Balance at December 31, 2021[1]	$1,734
Increase in accrued estimated losses	1,296
Amounts paid	(1,911)
Balance at December 31, 2022[2]	$1,119
1	At December 31, 2021, $131 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2021, the $1,733 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events of $1,603 million and other wildfire-related claims estimates of $130 million.
2	At December 31, 2022, $121 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consists of $65 million of settlements executed and $56 million of a short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2022, the $1,687 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets includes Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $934 million, $64 million of a long term payables under the SED Agreement and other wildfire-related claims estimates of $689 million.

For the years-ended December 31, 2022 and 2021, Edison International’s and SCE’s income statements include charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Years ended December 31,
(in millions)	2022	2021
Charge for wildfire-related claims	$1,296	$1,265
Expected revenue from FERC customers	(76)	(67)
Total pre-tax charge	1,220	1,198
Income tax benefit	(341)	(304)
Total after-tax charge	$879	$894

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

In total, through December 31, 2022, SCE has accrued estimated losses of $8.8 billion, has paid or is obligated to pay approximately $7.8 billion in settlements, including $120 million to be paid under the SED Agreement, and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

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

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $376 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of December 31, 2022, collections have reduced the regulatory assets remaining in the FERC balancing account to $142 million.

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $60 million of capital expenditures and capital related expenses incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of six 2017 fires, primarily the Thomas and Koenigstein Fires. In August 2021, the CPUC issued a final decision which denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications, and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. As required by the final decision with respect to the other four fires, SCE filed supplemental testimony in November 2021 segregating the restoration costs attributable to each such fire. In June 2022, the CPUC approved SCE's entire request with respect to the other four fires. As of December 31, 2022, SCE has $177 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. SCE expects to seek to recover costs incurred for reconstructing its system and restoring service to structures that were damaged or destroyed by the Thomas, Koenigstein and Woolsey Fires in future applications with the CPUC.

Post-2018 Wildfires

Several wildfires have significantly impacted portions of SCE's service territory after 2018 (the wildfires that originated in Southern California after 2018 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "Post-2018 Wildfires").

In 2022, SCE accrued estimated losses of $572 million for claims related to the Post-2018 Wildfires, against which SCE has recorded expected recoveries from insurance of $399 million and expected recoveries through electric rates of $162 million. The resulting net charge to earnings was $11 million ($8 million after-tax).

Through December 31, 2022, SCE has recorded total estimated losses (established at the lower end of the estimated range of reasonably possible losses) of $696 million, and expected recoveries from insurance of $473 million and expected recoveries through electric rates of $166 million related to the Post-2018 Wildfires. The after-tax net charges to earnings recorded through December 31, 2022 have been $41 million. Expected recoveries from insurance recorded for the Post-2018 Wildfires are supported by SCE’s insurance coverage for multiple policy years.

As of December 31, 2022, SCE had paid $13 million under executed settlements related to the Post-2018 Wildfires. After giving effect to all payment obligations under settlements entered into through December 31, 2022, Edison International's and SCE's estimated losses (established at the lower end of the estimated range of reasonably possible losses) for remaining alleged and potential claims related to the Post-2018 Wildfires was $682 million. As of the same date, SCE had assets for expected recoveries through insurance of $473 million and through electric rates of $166 million on their consolidated balance sheets related to the Post-2018 Wildfires.

Expected recoveries from insurance recorded for the Post-2018 Wildfires are supported by SCE's insurance coverage for multiple policy years. While Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Post-2018 Wildfires, Edison International and SCE expect that any losses incurred in connection with any such fire will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such losses after expected recoveries from insurance and through electric rates will not be material.

2019 Saddle Ridge Fire

The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to 8 fire fighters. In an unsigned and undated report that SCE received in December 2022, the Los Angeles Fire Department stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The Los Angeles Fire Department report noted that no other competent ignition sources other than SCE’s transmission lines were found in the specific origin area of the Saddle Ridge Fire. SCE has been advised that the Los Angeles Fire Department investigation of the Saddle Ridge Fire remains open. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not accrued a charge for potential losses relating to the Saddle Ridge Fire.

2020 Bobcat Fire

The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The United States Forest Service ("USFS") has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, 1 commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to 6 firefighters. In addition, fire authorities have estimated suppression costs at $80 million. While SCE’s investigation remains ongoing, SCE’s information reflects that a camera in the vicinity of Cogswell Dam captured the initial stages of a fire with the first observed smoke approximately six minutes before a SCE circuit in the area experienced an anomaly (a relay). An investigation into the cause of the Bobcat Fire is being led by the USFS, and the USFS has taken a specific section of an SCE overhead conductor in the vicinity of Cogswell Dam into possession as part of its investigation. SCE understands that the USFS has also taken three tree branches in the area into possession. The SED is also conducting an investigation of the Bobcat Fire. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Bobcat Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Bobcat Fire and is subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At December 31, 2022 and December 31, 2021, Edison International's and SCE's consolidated balance sheets include accrued estimated losses of $682 million and $123 million, respectively, for the Post-2018 Wildfires.

The following table presents changes in estimated losses since December 31, 2021:

(in millions)
Balance at December 31, 2021	$123
Increase in accrued estimated losses	572
Amounts paid	(13)
Balance at December 31, 2022	$682

For the years-ended December 31, 2022 and 2021, Edison International's and SCE's income statements include charges for the estimated losses, net of expected recoveries from insurance and customers, related to the Post-2018 Wildfires as follows, respectively:

	Years ended December 31,
(in millions)	2022	2021
Edison International:
Charge for wildfire-related claims[1]	$572	$7
Expected insurance recoveries[2]	(390)	—
Expected revenue from CPUC and FERC customers	(162)	—
Total pre-tax charge	20	7
Income tax benefit	(6)	(2)
Total after-tax charge	$14	$5

	Years ended December 31,
(in millions)	2022	2021
SCE:
Charge for wildfire-related claims[1]	$572	$7
Expected insurance recoveries	(399)	—
Expected revenue from CPUC and FERC customers	(162)	—
Total pre-tax charge	11	7
Income tax benefit	(3)	(2)
Total after-tax charge	$8	$5
1	Includes estimated co-insurance payments recorded as operations and maintenance expense.
2	In the third quarter of 2022. Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International, paid $9 million insurance, which was included in the insurance recovery of SCE but was excluded in Edison International.

Recovery of SCE's losses realized in connection with the Post-2018 Wildfires in excess of available insurance is subject to approval by regulators. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. As discussed above, there is evidence of a California investor-owned utility seeking recovery for uninsured wildfire-related costs and FERC allowing recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that the utility did not meet the CPUC's prudency standard. This evidence was prior to the adoption of AB 1054 on July 12, 2019, after which date AB 1054 clarified that the CPUC must find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. Each of the Post-2018 Wildfires was ignited after July 12, 2019, and SCE has held a valid safety certificate since July 15, 2019. While a California investor-owned utility has not yet sought recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and investor-owned utilities holding a safety certificate at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility’s conduct is raised. As such, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Post-2018 Wildfires, other than for those already authorized for inclusion in electric rates, are probable of recovery through electric rates. As of December 31, 2022, SCE has recorded total expected recoveries related to the Post-2018 Wildfires of $152 million within the WEMA and risk management balancing account and $14 million within the FERC balancing account. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.

Wildfire Insurance Coverage

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that may occur during the period July 1, 2022 through June 30, 2023, subject to up to $100 million of self-insured retention and co-insurance per fire, which results in aggregate net coverage of approximately $937 million. Of this coverage, approximately $102 million is provided by EIS and approximately $835 million is provided by other commercial insurance carriers (commercial insurance carriers other than EIS are referred to herein as "Third-Party Commercial Insurers"). SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2021 through June 30, 2022, subject to up to $100 million of self-insured retention and co-insurance per fire, as well as additional co-insurance of up to $63 million for the policy year, which resulted in net coverage of approximately $875 million provided by Third-Party Commercial Insurers and $28 million provided by EIS for part of the policy year.

SCE believes that its insurance coverage for the July 1, 2022 through June 30, 2023 period meets its obligation to maintain reasonable insurance coverage under AB 1054. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable.

SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period will be approximately $450 million, of which $357 million is paid to Third-Party Commercial Insurers. SCE's wildfire insurance expense for the July 1, 2021 through June 30, 2022 policy period was approximately $437 million, of which $413 million was paid to Third-Party Commercial Insurers. The difference between the Third-Party Commercial Insurer cost and total cost in both policy years was paid in premiums to EIS. Wildfire insurance premiums paid for the July 1, 2021 through June 30, 2022 and July 1, 2022 through June 30, 2023 policy periods are being recovered through customer rates. See Note 18 for further information.

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

At December 31, 2022, SCE's recorded estimated minimum liability to remediate its 26 identified material sites (sites with a liability balance as of December 31, 2022, in which the upper end of the range of the costs is at least $1 million) was $256 million, including $164 million related to San Onofre. In addition to these sites, SCE also has 15 immaterial sites with a liability balance on December 31, 2022 for which the total minimum recorded liability was $3 million. Of the $259 million total environmental remediation liability for SCE, $241 million has been recorded as a regulatory asset. SCE expects to recover $37 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism), and $204 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $121 million and $9 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next 5 years are expected to range from $9 million to $28 million. Costs incurred for years ended December 31, 2022, 2021 and 2020 were $7 million, $9 million and $7 million, respectively, and were included in the "Operation and maintenance" expense on the consolidated statements of income.

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

Note 13.Leases

Leases as Lessee

SCE enters into various agreements to purchase power, electric capacity and other energy products that may be accounted for as leases when SCE has dispatch rights that determine when and how a plant runs. SCE also leases property and equipment primarily related to vehicles, office space and other equipment. The terms of the lease contracts included in the table below are primarily 2 to 20 years for PPA leases, 3 to 72 years for office leases, and 5 to 13 years for the remaining other operating leases. Finance leases are immaterial to the periods presented.

The following table summarizes SCE's future lease payments for operating leases as of December 31, 2022:

	PPA Operating	Other Operating
(in millions)	Leases[1]	Leases[2]
2023	$493	$49
2024	82	42
2025	73	38
2026	70	35
2027	65	31
Thereafter	633	117
Total lease payments	1,416	312
Amount representing interest	227	68
Lease liabilities	$1,189	$244
1	Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.
2	Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.

The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases. The following table summarizes the components of SCE's lease expense:

	Years ended December 31,
(in millions)	2022	2021	2020
PPA leases:
Operating lease cost	$580	$305	$111
Variable lease cost[1]	2,661	2,098	1,918
Short term lease cost	—	539	—
Total PPA lease cost	3,241	2,942	2,029
Other operating leases cost	52	47	47
Total lease cost	$3,293	$2,989	$2,076
1	Includes lease costs from renewable energy contracts where payments are based on contingent external factors such as wind, hydro and solar power generation.

Other information related to leases was as follows:

	Years ended December 31,
(in millions, except lease term and discount rate)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from:
PPA operating leases	$580	$305	$111
Other operating leases	50	45	44

ROU assets obtained in exchange for lease obligations:
PPA operating leases	$20	$1,084	$463
Other operating leases	76	71	58

Weighted average remaining lease term (in years):
PPA operating leases	9.42	8.16	9.75
Other operating leases	10.38	11.14	12.13

Weighted average discount rate:
PPA operating leases	2.95%	2.43%	3.12%
Other operating leases	3.78%	3.34%	3.63%

Leases as Lessor

SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 15 to 65 years. During the years ended December 31, 2022, 2021 and 2020, SCE recognized lease income of $18 million, $16 million and $17 million, respectively, which is included in operating revenue on the consolidated statements of income. At December 31, 2022, the undiscounted cash flow expected to be received from lease payments for the remaining years is as follows:

(in millions)
2023	$13
2024	12
2025	11
2026	6
2027	6
Thereafter	120
Total	$168

Note 14. Equity

Common Stock Issuances

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the twelve months ended December 31, 2022, 1,253,049 shares of common stock were issued as stock compensation awards for net cash receipts of $57 million, 273,642 shares of new common stock were issued in lieu of distributing $18 million to shareholders opting to receive dividend payments in the form of additional common stock, 157,000 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $10 million as dividend payments, 109,750 shares of common stock were issued related to optional cash investments of $7 million and 36,912 shares of common stock were issued to employees through the ESPP for net cash receipts of $2 million.

During the twelve months ended December 31, 2021, 629,092 shares of common stock were issued as stock compensation awards for net cash receipts of $25 million, 522,400 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $30 million, 293,031 shares of new common stock were issued in lieu of distributing $17 million to shareholders opting to receive dividend payments in the form of additional common stock and 26,475 shares of common stock were issued related to optional cash investments of $2 million. Starting July 2021, the 401(k) defined contribution savings plan no longer offered Edison International's stock as an investment option to employees. Subsequent to the change, stock issued through the 401(k) defined contribution savings plan were dividend payments made in the form of additional common stock.

At-the-Market Program

In the third quarter of 2022, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market"("ATM") program under which it may sell shares of its common stock having an aggregate sales price of up to $500 million. As of December 31, 2022, no sales had occurred and Edison International has no obligation to sell the remaining shares available under the ATM program.

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

During 2020, SCE redeemed $120 million of cumulative preferred stock consisting of all of the outstanding shares of the 4.32% Series, 4.08% Series, 4.24% Series and the 4.78% Series at a price of $28.75, $25.50, $25.80 and $25.80, respectively. SCE recorded a $9 million loss on the redemption of the preferred stock as an adjustment to net income available to common stockholders. No preferred shares were issued or redeemed in the years ended December 31, 2022 and 2021. There is no sinking fund requirement for redemptions or repurchases of preferred shares.

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

Preference stocks are:

		Redemption	Dividends
	Shares	Price	Declared	December 31,
(in millions, except shares and per share amounts)	Outstanding	per Share	per Share	2022	2021
No par value:
3-month LIBOR + 4.199% Series E (cumulative)	350,000	$1,000.00	$65.110	$350	$350
5.10% Series G (cumulative)	88,004	2,500.00	127.500	220	220
5.75% Series H (cumulative)	110,004	2,500.00	143.750	275	275
5.375% Series J (cumulative)	130,004	2,500.00	134.375	325	325
5.45% Series K (cumulative)	120,004	2,500.00	136.250	300	300
5.00% Series L (cumulative)	190,004	2,500.00	125.000	475	475
SCE's preference stock				1,945	1,945
Less issuance costs				(44)	(44)
Edison International's preference stock of utility				$1,901	$1,901

Shares of Series E preference stock issued in 2012 may be redeemed at par, in whole or in part, on or after February 1, 2022. Dividends are payable at a floating rate from and including February 1, 2022. Shares of Series G, H, J, K and L preference stock, issued in 2013, 2014, 2015, 2016 and 2017, respectively, may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2018, March 15, 2024, September 15, 2025, March 15, 2026 and June 26, 2022, respectively, if certain changes in tax or investment company law or interpretation (or applicable rating agency equity credit criteria for Series L only) occur and certain other conditions are satisfied. On or after March 15, 2018, March 15, 2024, September 15, 2025, March 15, 2026 and June 26, 2022, SCE may redeem the Series G, H, J, K and L shares, respectively, at par, in whole or in part. For shares of Series H, J and K preference stock, distributions will accrue and be payable at a floating rate from and including March 15, 2024, September 15, 2025 and March 15, 2026, respectively. Shares of Series G, H, J, K and L preference stock were issued to SCE Trust II, SCE Trust III, SCE Trust IV, SCE Trust V and SCE Trust VI, respectively, special purpose entities formed to issue trust securities as discussed in Note 3. During 2020, SCE redeemed $180 million of the outstanding shares of the Series G preference stock. SCE recorded a $6 million loss on the redemption of the preference stock as an adjustment to net income available to common stockholders. No preference stocks were issued or redeemed in the years ended December 31, 2022 and 2021.

Note 15.Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE

	Years ended December 31,
(in millions)	2022	2021	2022	2021
Beginning balance	$(54)	$(69)	$(32)	$(41)
Pension and PBOP:
Other comprehensive income before reclassifications	35	7	17	4
Reclassified from accumulated other comprehensive loss[1]	8	8	7	5
Change	43	15	24	9
Ending Balance	$(11)	$(54)	$(8)	$(32)

1     These items are included in the computation of net periodic pension and PBOP expenses, including amortization of net loss and settlement costs. See Note 9 for additional information.

Note 16.Other Income

Other income net of expenses is as follows:

	Years ended December 31,
(in millions)	2022	2021	2020
SCE other income (expense):
Equity allowance for funds used during construction	$137	$118	$121
Increase in cash surrender value of life insurance policies and life insurance benefits	42	40	66
Interest income	80	3	20
Net periodic benefit income – non-service components	136	123	102
Civic, political and related activities and donations	(42)	(39)	(42)
Other	(16)	(12)	(12)
Total SCE other income	337	233	255
Other income (expense) of Edison International Parent and Other:
Interest income	9	—	—
Net periodic benefit costs – non-service components	(2)	(2)	(2)
Other	4	6	(2)
Total Edison International other income	$348	$237	$251

Note 17.Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International			SCE

	Years ended December 31,
(in millions)	2022	2021	2020	2022	2021	2020
Cash payments (receipts):
Interest, net of amounts capitalized	$1,001	$887	$836	$864	$760	$713
Income taxes, net	(49)	(88)	(34)	(49)	(88)	(50)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	282	266	251	350	325	—
Preference stock of SCE	8	11	11	8	11	11

SCE's accrued capital expenditures at December 31, 2022, 2021 and 2020 were $652 million, $668 million and $730 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

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

For the years ended December 31, 2022, 2021, and 2020, SCE purchased wildfire liability insurance for premiums of $273 million, $185 million, and $176 million respectively, from Edison Insurance Services, Inc. ("EIS"), a wholly-

owned subsidiary of Edison International. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $93 million for the 12 months ending June 30, 2023 under which EIS provided insurance protection to SCE. SCE recorded the premium as insurance expense and recorded an equal amount of revenue due to customer funding through regulatory cost recovery mechanisms, therefore there was no earnings impact on SCE's consolidated statements of income. EIS recorded the premium as insurance revenue. On the Edison International consolidated statements of income, the EIS insurance revenue is eliminated with SCE's insurance expense, therefore the SCE customer revenues increased the earnings of Edison International.

The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	December 31,
(in millions)	2022	2021
Prepaid insurance[1]	$106	$52
Long-term insurance receivable due from affiliate	334	—
1	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS were $213 million, $192 million, and $189 million for the years ended December 31, 2022, 2021, and 2020, respectively.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2022, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison

International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2022. Edison International's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this filing, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

Jointly Owned Utility Plant

Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.

BUSINESS

CORPORATE STRUCTURE, INDUSTRY AND OTHER INFORMATION

Edison International was incorporated in 1987 as the parent holding company of SCE, a California public utility incorporated in 1909. Edison International also owns Edison Energy which is engaged in the competitive business of providing decarbonization and energy solutions to commercial, institutional and industrial customers in North America and Europe.

The principal executive office of Edison International is located at 2244 Walnut Grove Avenue, P.O. Box 976, Rosemead, California 91770, and Edison International’s telephone numbers is (626) 302-2222. The principal executive office of SCE is located at 2244 Walnut Grove Avenue, P.O. Box 800, Rosemead, California 91770, and SCE’s telephone numbers is (626) 302-1212.

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

Subsidiaries of Edison International

SCE – Public Utility

SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. SCE's total number of customers by class were as follows:

(in thousands)	2022	2021	2020
Residential	4,541	4,499	4,531
Commercial	609	605	577
Industrial	6	7	9
Public authorities	69	70	46
Agricultural and other	19	20	20
Total	5,244	5,201	5,183

In 2022, SCE's total operating revenue of $17.2 billion was derived as follows: 41.9% commercial customers, 39.9% residential customers, 4.0% public authorities, 3.0% industrial customers, 4.0% agricultural and other, and 7.2% other operating revenue.

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

Edison Energy – Energy Service Provider

Edison Energy which is engaged in the competitive business of providing decarbonization and energy solutions to commercial, institutional and industrial customers in North America and Europe. Edison Energy aims to provide energy solutions that address cost, carbon and complex choices for their customers. To date, investments in Edison Energy are not material to be reported as a business segment.

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

Human Capital

At December 31, 2022, Edison International had an aggregate of 13,388 employees (excluding interns and employees on leaves of absence), of which 12,831 were full-time employees of SCE or its subsidiaries. In addition to employees, SCE's workforce includes a significant number of contract workers who support SCE's operations. Among these contract workers are Safety Tier 1 Contractors. SCE estimates, based on contractors' self-reported hours worked and a 2,080-hour work year, that there were approximately 10,000 full-time equivalent Safety Tier 1 Contractors supporting SCE operations (other than for decommissioning activities at San Onofre) during 2022. All Safety Tier 1 Contractors engaged in decommissioning activities at San Onofre are managed by the DGC. In addition to Safety Tier 1 Contractors, SCE also uses other contract workers to support its transmission and distribution, vegetation management, information technology and customer service activities.

Approximately 3,900 of SCE's employees are covered by collective bargaining agreements with the International Brotherhood of Electrical Workers ("IBEW"). In February 2023, the IBEW membership ratified new collective bargaining agreements for the period January 1, 2023 through December 31, 2025. In addition, a substantial number of SCE's contract workers are also unionized.

Edison International focuses on various human capital measures and objectives in managing its business, including measures and objectives related to safety, diversity, equity and inclusion and workforce continuity.

Safety

Safety is the first of Edison International's core values. Edison International is committed to building and maintaining a safe environment for its employees, contract workers, customers and the public. Over the past several years, Edison International's efforts to improve workforce safety have included increased focus on, and investment in, maturing a culture of safety ownership among its workforce that empowers employees and contract workers to own their safety, support their team members' safety and contribute to a safe work environment.

Edison International makes efforts to eliminate fatalities and serious injuries and reduce all injuries. For instance, all full-time employees are provided with regular safety-related training, particularly for those who work in proximity to high-voltage electrical equipment and other high-risk activities. SCE implemented more safety requirements for both prime contractors and subcontractors in 2021 and continues to prioritize safety.

Edison International uses employee safety culture assessments to measure its progress relative to improving its safety culture. Edison International also uses various measures to assess safety performance, including, without limitation, fatalities and serious injury rates for employees and contract workers. The following represents data for 2022:

Employee work-related fatalities[1]	0
Employee EEI Serious Injuries[1]	11
Employee EEI SIF Rate[1,2]	0.087
Employee DART Rate[1,3]	1.16
Safety Tier 1 Contractor work-related fatalities[4]	0
Safety Tier 1 Contractor EEI Serious Injuries[4]	6
Safety Tier 1 Contractor EEI SIF Rate[2,4]	0.06
Safety Tier 1 Contractor DART Rate[3,4]	0.25
[1]	Excludes employees of Alfa Energy Ltd., an entity acquired by Edison Energy in October 2022.
[2]

EEI SIF Rate is calculated by multiplying the total number of 2022 EEI SIF incidents (classified by SCE on or before January 13, 2023) by 200,000 and then dividing by the total number of reported hours worked.

[3]

DART Rate is calculated by multiplying the number of 2022 DARTs (reported to SCE on or before January 10, 2023 for Safety Tier 1 Contractors and classified as a DART by SCE on or before January 13, 2023 for employees) by 200,000 and then dividing by the total number of reported hours worked. The 2022 DART Rates will change based on information received by SCE after January 10, 2023 for Safety Tier 1 Contractors and after January 13, 2023 for employees.

[4]	Excludes contractors managed by the DGC engaged by SCE to undertake a significant scope of decommissioning activities at San Onofre.

Diversity, Equity and Inclusion

Edison International is committed to developing a team that reflects the broad diversity of the customers and communities it serves. At Edison International, on average, employees in the same role receive equal pay for equal work. Similar to broader society, when looking at gender or race/ethnicity-specific groups across Edison International without regard to role, female employees and Black and Hispanic employees do not receive comparable pay to male and White employees, respectively, due to lower representation of female, Black and Hispanic employees in higher paying jobs. Edison International is committed to working towards increasing diversity in its higher paying jobs.

The table below provides Edison International's employee diversity data1 as of December 31, 2022:

	Employees[2]	Leaders[3]	Executives[4]
Females	32%	27%	37%
Racially/ethnically diverse	63%	53%	36%
Racially/ethnically or gender diverse	71%	63%	61%
[1]

Calculated using the guidelines SCE uses to calculate the diversity data it reports to the United States Equal Employment Opportunity Commission. Excludes employees of Alfa Energy Ltd., an entity acquired by Edison Energy in October 2022.

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

Workforce Continuity

Edison International is committed to identifying and developing the talents of its workforce and takes a variety of steps to increase employee engagement and provide employees opportunities for growth. Employees are provided with training opportunities, including an onboarding program, technical training, required ethics and compliance training and optional trainings to support career development. SCE estimates that over 95% of active SCE employees completed all assigned training required to be completed in 2022 as part of SCE's enterprise-wide training program. Employees may also be required to take additional trainings based on their job function.

Employees receive competitive compensation packages which include a wide selection of health plans, a 401(k) savings plan with a company match, wellness programs and initiatives, tuition reimbursement, competitive vacation/holiday program, professional development, volunteer programs, employee assistance program, and a philanthropy and matching contribution program.

Edison International uses various measures to assess employee engagement and satisfaction, including, without limitation, conducting regular employee engagement surveys and monitoring turnover. Edison International Parent and SCE's combined Turnover Rate was 7.6% and 7.5% in 2022 and 2021, respectively.

Executives engage in succession planning for leadership positions within the organization. Edison International's and SCE's Boards of Directors also engage in succession planning and talent development discussions for senior officers.

Edison International's Diversity, Equity and Inclusion Report and Sustainability Report are available at http://www.edison.com/sustainability. The reports and any other information contained on, or connected to, this website are not deemed part of, and are not incorporated by reference into, this Annual Report on Form 10-K.

Insurance

Edison International maintains a property and casualty insurance program for itself and its subsidiaries and excess liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations. These policies are subject to specific retentions, sub-limits and deductibles, which are comparable to those carried by other utility companies of similar size. Catastrophic events, such as hurricanes and storms, that do not impact Edison directly have had an impact, and can have future impacts, on insurance markets overall.

While SCE maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damage experienced.

SCE also has separate insurance programs for nuclear property and liability, workers compensation and wildfires. For further information on nuclear and wildfire insurance, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."

SCE

Regulation

CPUC

The CPUC has the authority to regulate, among other things, retail rates, utility distribution-level equipment and assets, energy purchases on behalf of retail customers, SCE capital structure, rate of return, issuance of securities, disposition of utility assets and facilities, oversight of nuclear decommissioning funding and costs, and aspects of the transmission system planning, site identification and construction, including safety and environmental mitigation. The CPUC can assess penalties on any public utility that violates or fails to comply with its rules and requirements, of up to $100,000, for each offense, which could be assessed daily for a continuing violation. In November 2020, the CPUC adopted a new Enforcement Policy authorizing the staff of the CPUC to draft proposed Administrative Consent Orders and Administrative Enforcement Orders, both of which can include fines and serve as alternatives to issuance of a citation or formal investigation proceeding, for CPUC consideration and approval.

FERC

The FERC has the authority to regulate wholesale rates as well as other matters, including unbundled transmission service pricing, rate of return, accounting practices, and licensing of hydroelectric projects. The FERC also has jurisdiction over a portion of the retail rates and associated rate design.

CAISO

The CAISO operates a wholesale energy market primarily in California through which competing electricity generators offer their electricity output to market participants, including electricity retailers. SCE has placed its transmission system under the operational control of the CAISO.

Major transmission projects required for reliability, economic and other policy reasons are identified and approved through the CAISO's annual transmission planning process. Depending on the nature of the project identified, it may be assigned to SCE or set for competitive bid.

The CAISO is conducting transmission planning studies to identify transmission needed to meet a 46 million metric ton GHG emissions target by 2030 set by the CPUC for California's electricity sector to support California's target of reducing overall GHG emissions statewide by 40 percent below 1990 levels by 2030.

NERC

The FERC assigned administrative responsibility to the NERC to establish and enforce reliability standards and critical infrastructure protection standards, which protect the bulk power system against potential disruptions from cyber and physical security breaches. The critical infrastructure protection standards focus on controlling access to critical physical and cyber security assets, including supervisory control and data acquisition systems for the electric grid. The reliability standards define the requirements for planning and operating the bulk power system. Compliance with these standards is mandatory. As of the date of this filing, the maximum penalty that may be levied for violating a NERC reliability or critical infrastructure protection standard is approximately $1.5 million per violation, per day.

SCE has formal cyber security and physical security programs that cover SCE's information technology and operational technology systems, including customer data. Program staff is engaged with industry groups as well as public-private initiatives to reduce risk and to strengthen the security and reliability of SCE's systems and infrastructure.

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

Overview of Ratemaking Process

CPUC

Revenue authorized by the CPUC through GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as "rate base") on a forecast basis. Revenue is authorized through quadrennial GRC proceedings where the CPUC sets an annual revenue requirement for the base year which is made up of the operation and maintenance costs, depreciation, taxes and a return consistent with the authorized cost of capital (discussed below). In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the base year, the revenue requirements for the remaining three years will be set by a methodology established in the GRC proceeding, which has generally, among other items, included annual allowances for escalation in operation and maintenance costs and additional changes in capital-related investments.

SCE's 2021 GRC has authorized revenue requirements for 2021, 2022 and 2023 of $6.9 billion, $7.3 billion and $7.7 billion. In 2022, SCE made additional filings in the 2021 GRC proceeding seeking a revenue requirement of
$8.6 billion for 2024. For further discussion of the 2021 GRC, see "Liquidity and Capital Resources— SCE—Regulatory Proceedings— 2021 General Rate Case Track 4" in the MD&A. SCE expects to file its 2025 GRC application with the CPUC in May 2023, for the four-year period of 2025 – 2028.

By May 15 in the year preceding each GRC application filing date, SCE is required to file a Risk Assessment and Mitigation Phase ("RAMP") application with the CPUC to provide information about SCE's assessment of its key safety risks and its proposed programs and spending for mitigating those risks. SCE filed its RAMP application for the 2025 GRC in May 2022.The information developed during the RAMP informs SCE's proposed projects and funding requests in the subsequent phase of the GRC.

The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. SCE's currently authorized capital structure is 43% long-term debt, 5% preferred equity and 52% common equity. SCE's currently authorized cost of capital for 2023, 2024 and 2025 consists of: cost of long-term debt of 4.39%, cost of preferred equity of 6.50% and ROE of 10.05% and includes an adjustment mechanism set by the CPUC that could adjust authorized cost of capital between SCE's cost of capital proceedings. Based on the capital structure and cost factors discussed above, SCE's weighted average return on rate base will be 7.44% for 2023. The CPUC also continued the cost of capital adjustment mechanism for 2023, 2024, and 2025, but opened a second phase in the proceeding to consider proposed changes to the mechanism. The benchmark value for the mechanism for SCE beginning in 2023 is the 12-month, October 1, 2021 through September 30, 2022, average Moody’s Baa utility bond yield of 4.37%. Under the cost of capital adjustment mechanism, if the difference between the benchmark and the average of the same index for the 12-month period to September 30, 2023 exceeds 100-basis points, SCE's CPUC-authorized ROE would be adjusted by half the amount of the difference (up or down) and SCE's costs of long-term debt and preferred equity would also be adjusted to reflect the then current embedded costs and projected interest rates effective January 1, 2024. For further information see "Management Overview—Cost of Capital Applications."

CPUC rates decouple authorized revenue from the volume of electricity sales so that SCE receives revenue equal to amounts authorized. Differences between amounts collected and authorized levels are either collected from or refunded to customers, and, therefore, such differences do not impact operating revenue. Accordingly, SCE is neither benefited nor burdened by the volume of retail electricity sales.

Cost-recovery balancing accounts track the difference between actual expenditures associated with the account, revenue authorized for recovery by the CPUC (authorized revenue requirement), and the actual revenues collected within customer rates to cover those specific expenditures. These balancing accounts are used to track and recover, among other things, SCE's decoupled costs of fuel and purchased power, as well as certain operation and maintenance expenses. SCE earns no return on these activities and although differences between forecasted and actual costs do not impact earnings, such differences do impact cash flows and can change rapidly. SCE also has capital-related balancing accounts on which it earns a return, such as the pole loading balancing account. Costs tracked in balancing accounts are not subject to after-the-fact reasonableness review unless the balancing accounts are one-way balancing accounts or otherwise subject to a cost cap. SCE uses balancing accounts for cost recovery of authorized wildfire insurance expenses, WCCP expenditures up to 110% of authorized WCCP amounts and up to 115% of authorized vegetation management expenses. SCE also has memorandum accounts, which track costs above authorized levels eligible for cost recovery upon a future reasonableness review. Under the 2021 GRC final decision SCE can seek recovery of wildfire insurance expenses above authorized levels, WCCP amounts above 110% of authorized levels and vegetation management expenses above 115% of authorized levels through reasonableness review applications. These incremental amounts are tracked in memorandum accounts.

SCE's cost-recovery mechanism for its fuel and purchased power-related costs is facilitated in three main balancing accounts, the ERRA, the PABA, and the NSGBA. For all three accounts, SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA and the PABA. The trigger mechanism requires SCE to request an expeditious rate change if the sum of the ERRA balance and the bundled service customers' pro-rata share of the PABA balance exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the aggregate overcollection or undercollection to fall below 5% of SCE's prior year generation rate revenue within 120 days. For 2023, SCE estimates the 4% and 5% trigger amounts to be approximately $216 million and $270 million, respectively.

For 2022, the 4% and 5% trigger amounts were approximately $200 million and $250 million, respectively. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—ERRA Proceeding" for information regarding SCE filing an application to advice the CPUC that SCE’s undercollections had exceeded the trigger amount as of
September 30, 2022.

The majority of fuel and purchased power procurement-related costs eligible for recovery through cost-recovery rates are pre-approved by the CPUC through specific decisions and a procurement plan with predefined standards that establish the eligibility for cost-recovery. If such costs are subsequently found to be non-compliant with this procurement plan, then this could negatively impact SCE's earnings and cash flows. In addition, the CPUC retrospectively reviews outages associated with utility-owned generation and SCE's power procurement contract administration activities through the annual ERRA review proceeding. A CPUC finding that SCE was unreasonable or imprudent with respect to its utility-owned generation outages and contract administration activities, could negatively impact SCE's earnings and cash flows. The ERRA review proceeding is also used as a venue to review costs in various memorandum and balancing accounts including the Pole Loading and Deteriorated Pole Programs Balancing Account.

A California law adopted in 2022 has directed the CPUC to develop a definition of energy affordability and to use energy affordability metrics to guide the development of any protections, incentives, discounts, or new programs to assist residential customers facing hardships or disconnections due to electricity or gas bills and to assess the impact of proposed rate increases on different types of residential customers.

FERC

Transmission capital and operating costs that are prudently incurred, including a return on its net investment in transmission assets, are recovered through revenue authorized by the FERC. Since 2012, SCE has used a formula rate to determine SCE's FERC transmission revenue requirement, including its construction work in progress (CWIP) revenue requirement. Under operation of the formula rate, transmission revenue will be updated to actual cost of service annually. The transmission revenue requirement and rates are updated each December, to reflect a forecast of costs for the upcoming rate period, as well as a true up of the transmission revenue to actual costs incurred by SCE in the prior calendar year on its formula rate.

The FERC ROE is currently 10.3%. For further information on the FERC formula rates, related transmission revenue requirements and rate changes, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2023 FERC Formula Rate Annual Update" in the MD&A.

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

SCE has a two-tier residential rate structure. The first tier is priced at below-average cost and is intended to cover the customer's essential electricity needs. The second tier is priced at 25% more than the first tier. The CPUC has ordered a transition from tiered to time-of-use ("TOU") rates for most residential customers unless they opt to stay on the tiered rate structure. Under a TOU rate structure, rates are based on the time of day and the season. TOU rates are typically lower early in the day, overnight, and on the weekends when energy resources are less in demand. SCE completed a multi-year transition of most customers to TOU rates in June 2022, and, as of December 31, 2022, approximately 60 percent of residential customers are on TOU rates. To recover a portion of the fixed costs of serving no- or low-usage residential customers, SCE assesses both fixed charges of less than $1 per month, and a minimum charge of $10 per month ($5 for low-income customers). There is currently an open proceeding pending at the CPUC where the CPUC is considering establishing an income-graduated fixed charge for residential rates for customers of all investor-owned electric utilities. For information on residential rates for customers with renewable generation systems, see "—Competition" below.

Purchased Power and Fuel Supply

SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. SCE estimates that approximately 20% of power delivered to SCE's customers in 2022 came from SCE's own generating facilities.

Natural Gas Supply

SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide or pay for the natural gas used to generate electricity) and to fuel its Mountainview and peaker plants, which are generation units that operate in response to wholesale market signals related to power prices and reliability needs. The physical natural gas purchased by SCE is sourced in competitive interstate markets at trading points on the SoCalGas local distribution company system and the El Paso pipeline. SoCalGas is the primary provider of intrastate pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility. As a result, there continue to be limitations on the use and capability of the facility, and the current available inventory at the Aliso Canyon facility is limited to 60% of maximum capacity. To date, SCE has found that gas storage-use restrictions combined with SoCalGas pipeline maintenance constraints contributed to increased electricity costs for customers but did not impact grid reliability. However, there is no certainty that these restrictions or pipeline constraints will not impact grid reliability in the future. Price increases faced by customers would not affect SCE's earnings because SCE expects recovery of these costs through the ERRA balancing account or other CPUC approved procurement plans. However, these higher prices may impact cash flow due to the timing of those recoveries. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including an Order Instituting Investigation issued by the CPUC in February 2017 to consider the feasibility of minimizing or eliminating the use of the Aliso Canyon facility. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including accelerating existing contracts for new capacity, procuring energy storage from third-parties, contracting for design, build, and transfer of utility-owned storage, procuring additional demand response and contracting for firm gas transportation capacity.

CAISO Wholesale Energy Market

The CAISO operates a wholesale energy market primarily in California through which competing electricity generators offer their electricity output to market participants, including electricity retailers. The CAISO schedules power in hourly increments with hourly prices through a day-ahead market in California and schedules power in fifteen-minute and five-minute increments with fifteen-minute and five-minute prices through two real-time markets that cover California and portions of six neighboring states through the Energy Imbalance Market. Both markets optimize energy procurement, ancillary service procurement, unit commitment and congestion management. SCE participates in the day-ahead and real-time markets for the sale of its own generation and generation under contract purchases for its load requirements. In February 2023 the CAISO Board and the Western Energy Imbalance Market ("Western EIM") Governing Body approved a proposal for an Extended Day-Ahead Market ("EDAM") which, if approved by the FERC, will give utilities in the Western EIM the option of joining a centralized day-ahead market run by the CAISO. The EDAM, if adopted, will give utilities an opportunity to lock in energy prices a day in advance, and thereby substantially avoid volatility in the real-time energy market.

The CPUC's Resource Adequacy program imposes resource adequacy requirements on load-serving entities like SCE that are designed to provide sufficient resources to the CAISO to ensure the safe and reliable operation of the grid in real time. The CPUC has adopted a central procurement structure in SCE's distribution service area for local resource adequacy that transfers the responsibility for procuring local resource adequacy from other local load-serving entities to SCE, as a central procurement entity ("CPE") for its distribution service area, starting with the 2023 resource adequacy compliance year. Under this structure, while SCE will procure local resource adequacy to meet the local resource adequacy requirement for its distribution service area, other load-serving entities can also procure their own local resources. Load-serving entities that procure their own local resources can: (i) sell the capacity to SCE, (ii) utilize the resources, or (iii) voluntarily show the resources to meet their own needs, thereby reducing the amount of local resource adequacy the CPE will need to procure and reducing the total CPE procurement costs shared by all load-serving entities in that distribution service area. In June 2022, the CPUC reformed the resource adequacy framework by adopting SCE's proposed "24-hour slice of day" structure, which addresses the large variations in renewable generation that result in costly over procurement if utilities assess resource need based on periods longer than one hour.

Following state-wide rotating outages in August 2020 that impacted a significant number of SCE's customers, the CPUC has taken action towards ensuring reliable electric service in the event that an extreme heat events occur during summer. In June 2021, the CPUC issued a decision requiring at least an aggregate of 11,500 MW of additional net qualifying renewable or zero-emitting capacity to be procured collectively by all of the load-serving entities subject to CAISO. The aggregate additional capacity is required by 2026, with 2,000 MW required by 2023, an additional 6,000 MW required by 2024, an additional 1,500 MW required by 2025, and an additional 2,000 MW required by 2026. SCE's allocation of the requirements is 705 MW by 2023, 2,114 MW by 2024, 529 MW by 2025 and 705 MW by 2026, for a total of 4,052 MW. In January 2023, the CPUC issued a Proposed Decision which, if adopted, would require all of the load-serving entities subject to CAISO to collectively procure an additional 4,000 MW of net qualifying renewable or zero-emitting capacity by 2028. SCE's allocation of the addition 4,000 MW is 1,410 MW. SCE continues to actively pursue and execute various actions to procure addition capacity. For instance, in January 2023, the CPUC approved SCE entering into four lithium-ion battery storage contracts with a total capacity of approximately 619 MW, which are expected to provide approximately 562 MW of capacity towards SCE’s allocation of the 11,500 MW requirement. The contracts range from 10-15 years and the projects are expected to be in service in 2023 and 2024.

In July 2021, California's Governor issued an Emergency Proclamation related to accelerating construction of new resources ahead of possible summer 2022 shortfalls. Subsequently, the CPUC opened a Phase 2 of its emergency reliability rulemaking proceeding to ensure there is adequate supply and demand management to achieve electrical system reliability in 2022 and 2023. In October 2021, SCE contracted for the construction of utility owned storage at three sites in SCE's service territory with an aggregate capacity of 537.5 MW, which SCE has been advised will be in-service prior to June 2023. See "Management Overview—Capital Program—Utility Owned Storage Projects" in the MD&A. In December 2021, the CPUC issued a final decision in Phase 2 of its emergency reliability rulemaking proceeding adopting several supply- and demand-side measures to help provide contingency resources with the goal of ensuring that there is adequate electric power in the event of an extreme weather event in the summers of 2022 or 2023, including directing the investor-owned utilities to continue their procurement efforts and endeavor to achieve an effective 20 to 22.5% planning reserve margin for the summers of 2022 and 2023.

Competition

SCE faces retail competition in the sale of electricity to the extent that federal and California laws permit other sources to provide electricity and related services to retail customers within SCE's service area. While retail competition impacts customer rates it does not impact SCE's earnings activities because the volume of electricity sales is decoupled from authorized revenue. The increased retail competition is from governmental entities formed by cities, counties, and certain other public agencies to generate and/or purchase electricity for their local residents and businesses, known as CCAs. While California law provides only limited opportunities for customers in SCE's service area to choose to purchase power directly from an Electric Service Provider, a limited, phased-in expansion of customer choice ("Direct Access") for nonresidential customers was authorized beginning in 2009, and an additional limited expansion of Direct Access was authorized in 2018. When a customer who had previously taken bundled service from SCE converts to taking retail electricity service from an Electric Service Provider or a CCA, SCE remains that customer's transmission and distribution provider. Other forms of departing load include customer generation, and load that departs SCE service entirely to take electricity service from a publicly owned utility or a tribal utility.

California law requires bundled service customers remain financially indifferent to departing load customers and to the mass return of departing load customers in the event of an Electric Service Provider or CCA's failure or other service termination. The CPUC has issued a series of decisions designed to avoid cost shifting in the context of departing load, including revising the PCIA methodology to effectively address the cost shifts to bundled service customers.

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

As of year-end 2022, SCE had twelve CCAs serving customers in its service territory that represented approximately 27% of SCE's total service load. While one CCA deregistered and exited, two new CCAs implemented and two CCAs expanded in SCE's service territory in 2022. Two expanded CCAs have been approved by the CPUC to serve customers in SCE's service territory in 2023, however one of the implementations is likely to be deregistered. Based on recent load statistics, SCE anticipates that Direct Access and CCA load will be approximately 44% of its total service load by the end of 2023.

Customer-owned power generation and storage alternatives, such as rooftop solar facilities and battery systems, are increasingly used by SCE's customers as a result of technological developments, federal and state subsidies, and declining costs of such alternatives. Beginning in 2020, and subject to certain exceptions, all newly built homes in California are required to have solar installations.

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

In January 2016, the CPUC issued a decision adopting a new standard NEM tariff for customers with renewable generation systems. The changes that the CPUC decision made to the existing NEM tariff did not significantly impact the NEM subsidy. Specifically, the decision required customers that take service on SCE's NEM tariff after June 2017 to continue to be compensated at the retail rate, minus certain non-bypassable charges. NEM customers also continued to be exempted from standby and departing load charges but were required to pay a $75 interconnection fee and to select a time-of-use retail rate.

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

In August 2020, the CPUC initiated a rulemaking to develop a successor to the NEM tariffs. In December 2022, the CPUC issued final decision reducing the current NEM subsidy by decoupling export compensation from the retail rate. Under the final decision, the CPUC deferred consideration of whether to assess a grid participation charge to address the costs participating customers avoid by reducing the electricity they purchase from SCE and whether to adopt other mechanisms that would allow SCE to recover its cost of service and the costs of many public policy programs to another pending proceeding. The final decision also provides an enhanced subsidy for lower income customers and customers who pair rooftop solar with energy storage systems. The final decision does not apply to existing NEM customers until after they have completed twenty years on their existing NEM tariff, at which time they will move to the new, reduced tariff.

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

Properties

SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which are located primarily in California but also in Nevada and Arizona, deliver power from generating sources to the distribution network and consist of approximately 13,000 circuit-miles of lines ranging from 55 kV to 500 kV and approximately 80 transmission substations. SCE's distribution system, which takes power from distribution substations to customers, consists of approximately 38,000 circuit-miles of overhead lines, approximately 31,000 circuit-miles of underground lines and approximately 730 distribution substations.

At December 31, 2022, SCE had ownership interests in generating and energy storage facilities, primarily located in California, with approximately 7,000 MW of net physical capacity, of which SCE's pro-rata share is approximately 3,000 MW. SCE's pro rata share includes approximately 73 MW of capacity from facilities that were not operational or out of service at December 31, 2022, other than for routine maintenance purposes, and excludes retired facilities. In addition to its current facilities, in October 2021, SCE contracted for the construction of utility owned storage at three sites in SCE's service territory with an aggregate capacity of 537.5 MW, which SCE has been advised will be in-service prior to June 2023. See "Management Overview—Capital Program—Utility Owned Storage Projects " in the MD&A.

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

SCE owns and operates hydroelectric plants and related reservoirs, the majority of which are located in whole or in part on U.S.-owned lands and are subject to FERC licenses. Slightly over half of these plants have FERC licenses that expire at various times through 2046. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental objectives greater consideration in the licensing process. In addition, SCE expects additional opposition to new licenses by environmental stakeholder groups. If, in the future, SCE decides to, or is forced to, decommission one or more hydroelectric projects, the costs related to the decommissioning will be substantial. The CPUC approved SCE recovering a portion of estimated of decommissioning costs for hydroelectric projects in the 2021 GRC.

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

California has experienced unprecedented weather conditions in recent years due to climate change, and SCE's service territory remains susceptible to additional wildfire activity in 2023 and beyond. The worsening weather and fuel conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening conditions and increased wildfire activity over the past several years, SCE has been focused on developing and implementing plans aimed at reducing the risk of SCE equipment contributing to the ignition of wildfires, from its 2018 Gris Safety and Resiliency Program to its WMPs. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities.

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

AB 1054 Prudency Standard

Under AB 1054, the CPUC must apply a revised standard when assessing the prudency of a utility in connection with a request for recovery of wildfire costs for wildfires ignited after July 12, 2019. Under AB 1054, the CPUC is required to find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Prudent conduct under the AB 1054 standard is not limited to the optimum practice, method, or act to the exclusion of others, but rather encompasses a spectrum of possible practices, methods, or acts consistent with utility system needs, the interest of the ratepayers, and the requirements of governmental agencies. AB 1054 also clarifies that the CPUC may determine that wildfire costs may be recoverable, in whole or in part, by taking into account factors within and outside the utility's control, including humidity, temperature, and winds. Further, utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent. The new prudency standard will survive the termination of the Wildfire Insurance Fund.

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

SCE and SDG&E collectively made their initial contributions totaling approximately $2.7 billion (SCE share is $2.4 billion) to the Wildfire Insurance Fund in September 2019. Upon its emergence from bankruptcy, on July 1, 2020, PG&E made its initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund. PG&E, SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $3.0 billion (SCE share is $950 million) to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period by no later than January 1 of each year, of which they have made three annual contributions totaling approximately $1.2 billion (SCE share is approximately $380 million). In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their customers over a 15-year period through a dedicated rate component. The amount collected from customers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility customers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund.

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

Reimbursement from Wildfire Insurance Fund and AB 1054 Liability Cap

Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject to the AB 1054 Liability Cap. If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination. Based on SCE's forecasted weighted-average 2023 transmission and distribution rate base, excluding general plant and intangibles, and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2023 would be capped at approximately $3.8 billion.

SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently, the AB 1054 Liability Cap will terminate when the administrator determines that the fund has been exhausted.

Safety Certification and Wildfire Mitigation Plan

Under AB 1054, SCE can obtain an annual safety certification upon the submission by September 14th of each year of certain required safety information, including an approved WMP. Under AB 1054, SCE is also required to submit a comprehensive WMP to the CPUC at least once every three years for review and approval. Each such comprehensive plan is now required to cover at least a three-year period. In addition, SCE anticipates updating its comprehensive three-year plans annually in the intervening years.

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

On December 13, 2022, SCE obtained a safety certification that will be valid for 12 months. Notwithstanding its 12-month term, if SCE requested a new safety certification by September 14, 2023, then its current safety certification would remain valid until OEIS acts on SCE's request for a new safety certification.

SCE expects to file its 2023 – 2025 WMP in March 2023.

Public Safety Power Shutoffs

In addition to the investments SCE is making as part of its WMP, SCE also uses Public Safety Power Shutoffs ("PSPS") to proactively de-energize power lines as a last resort to mitigate the risk of catastrophic wildfires during extreme weather events. SCE initiated PSPS 12 times in 2020 as part of its wildfire mitigation efforts resulting in an aggregate of approximately 268 million customer minutes interrupted. On a risk informed basis, SCE made efforts to reduce the frequency and impacts of PSPS in 2021 as compared to 2020. SCE initiated PSPS ten times in 2021 resulting in approximately 222 million customer minutes interrupted. The 2021 events include a January 2021 event that resulted in approximately 118 million customer minutes interrupted. While SCE's wildfire mitigation efforts contributed to the reduction in use and impact of PSPS in 2021, the use of PSPS also depends on weather and fuel conditions. SCE initiated PSPS six times in 2022 resulting in approximately seven million customer minutes interrupted. As of February 16, 2023, SCE had not initiated any PSPS events in 2023.

In January 2021, the President of the CPUC sent SCE a letter expressing her concern regarding SCE's execution of PSPS in 2020 and notifying SCE that it must implement a PSPS action plan to reduce the impacts of PSPS on the customers and communities it serves. SCE has one item left to implement on its PSPS action plan. In June 2021, the CPUC issued a final decision which, among other things, will reduce future authorized revenue for the volumetric reductions in electricity sales resulting from PSPS events initiated after June 2021 until the CPUC determines that improvements in the PSPS program have been made.

In June 2022, the SED issued an Administrative Enforcement Order ("AEO") against SCE proposing penalties of $10 million for alleged noncompliance with customer notification requirements related to PSPS events in 2020. In October 2022, the SED and SCE reached a settlement agreement under which SCE agreed to pay $7 million and complete certain corrective actions to resolve the AEO. SCE did not admit wrongdoing or liability as part of the settlement. SCE's obligations under the settlement agreement will commence after CPUC approval of the agreement is final and non-appealable. SCE has made and continues to make significant investments and progress in improving its PSPS protocols, including through increased automation of customer notifications.

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

Approximately 66% of SCE's sources of utility-owned generation were carbon-free in 2022. SCE estimates that approximately 20% of power delivered to SCE's customers in 2022 came from SCE's own generating facilities, with approximately 9% nuclear, 3% large hydroelectric, less than 1% small hydroelectric, and less than 1% solar generation. Approximately 7% were natural gas sources. Since 2010, SCE has reported its annual GHG emissions from utility-owned generation each year to the U.S Environmental Protection Agency by March 31 of the following year. SCE's 2022 GHG emissions from utility-owned generation are estimated to be approximately 1,500,000 metric tons.

California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. California's major initiatives for reducing GHG emissions include a law that targets the reduction of GHG emissions across the entire state economy to 40% below 1990 levels by 2030 and a California cap-and-trade program established by the California Air Resources Board ("CARB"). Other major policy measures include the Low Carbon Fuel Standard program established by CARB. In 2022, the California Climate Crisis Act declared the policy of the state to achieve net zero greenhouse gas emissions as soon as possible, but no later than 2045, to achieve and maintain net negative greenhouse gas emissions thereafter, and to ensure that by 2045, statewide anthropogenic greenhouse gas emissions are reduced to at least 85% below the 1990 levels. Edison International is committed to achieving net-zero GHG emissions by 2045, in alignment with economywide climate actions planned by California. This commitment covers the power SCE delivers to customers and Edison International's enterprise-wide operations.

In the California cap-and-trade program, all covered GHG emitters, including SCE, are subject to an annually declining program "cap" on emissions designed to encourage entities to reduce emissions from their operations. Covered entities must remit a compliance instrument for each ton of carbon dioxide equivalent gas emitted and can do so buying state-issued emission allowances at auction or purchasing them in the secondary allowance market. From 2013 to 2020, GHG emitters could have met up to 8% of their cap-and-trade obligations by procuring GHG offset credits from verified offset programs, such as reforestation, that have recognized effects on reducing atmospheric GHGs. The offset usage limit has decreased to 4% for 2021 – 2025 emissions and will then increase to 6% for 2026 – 2030 emissions. Starting with 2021 emissions, no more than one-half of the quantitative offset usage limit may be sourced from projects that do not provide direct environmental benefits in California.

California has adopted RPS targets that require California retail sellers of electricity to provide certain percentages of energy sales from renewable resources defined in the statute, including 33% of retail sales by December 2020; 44% of retail sales by December 2024, 52% of retail sales by December 2027, and 60% of retail sales by December 2030. Approximately 35% of SCE's supply portfolio in 2020 came from renewable sources eligible under California's RPS, of which 32% was delivered to customers and 3% was sold for resale. As such, SCE met California's 2020 RPS target. Approximately 39% of SCE's supply portfolio in 2022 came from renewable sources eligible under California's RPS, of which 36% was delivered to customers and 3% was sold for resale. SCE's climate change objectives align with California's requirements, and SCE remains well-positioned to meet California’s 2030 and 2045 RPS targets.

Separate from RPS targets, California requires the following percentages of retail sales of electricity to California end-use customers must be from carbon-free resources by the following deadlines: 90% by December 31, 2035, 95% by December 31, 2040, and 100% by December 31, 2045. California also requires each state agency to ensure that carbon free resources supply 100% of electricity procured on its behalf by December 31, 2035. SCE plans to propose for CPUC approval new programs to help state agency customers meet their accelerated 100% clear power needs. SCE estimates that approximately 48% of SCE's customer deliveries in 2022 came from carbon-free resources. SCE believes that it is well-positioned to meet California’s carbon-free requirements.

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

Edison International supports these California environmental initiatives and has undertaken analysis which, consistent with third-party analysis, shows that electrification across multiple sectors, including transportation and industrial sectors, is among the most cost-effective ways to achieve California's requirements and goals. Edison International and SCE believe that these initiatives will lead to increased electrification across the economy and SCE is investing in grid technologies and charging infrastructure to support California's goals.

Environmental Risks

Climate change has, and continues to, impact California. Southern California has warmed 3 degrees Fahrenheit in the last century, snowpack has declined, and the Western United States and Northern Mexico are experiencing their driest period in at least 1,200 years. Severe droughts and windstorms contributed to the devastating wildfires that swept through parts of California in recent years, demonstrating the serious threat that weather extremes caused by climate change pose to California's communities and the environment. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A and "Business—Southern California Wildfires."

Severe weather events, including drought, increasingly severe windstorms and rising sea-levels, pose risks to SCE's infrastructure and SCE and Edison International are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. See " Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings" in the MD&A.

In May 2022, SCE provided its climate adaptability vulnerability assessment (“CAVA”) to the CPUC. The CAVA addresses the projected climate impacts of temperature, sea level, precipitation, wildfire, and cascading impacts (such as rain on snow or debris flow) on SCE in the 2030, 2050, and 2070 timeframes. SCE’s CAVA will inform planning related to SCE assets, operations, and services, with the goal of maintaining a resilient electric grid in the face of climate change and will inform future investment in the grid.

For more information on risks related to climate change, environmental regulation and SCE's business strategy, see "Risk Factors—Risks Relating to Southern California Edison Company—Operating Risks."

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

As of February 16, 2023, SCE was aware of approximately 120 currently pending lawsuits, representing approximately 1,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 95 of the approximately 120 pending lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have opted to pursue trial outside of the settlement program.

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

As of February 16, 2023, SCE was aware of approximately 370 currently pending lawsuits, representing approximately 3,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Approximately 110 of the 370 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

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

MINE SAFETY DISCLOSURE

Not applicable.

CERTAIN INFORMATION ABOUT EDISON INTERNATIONAL

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Age at February 23, 2023	Company Position
Pedro J. Pizarro	57	President and Chief Executive Officer
Maria Rigatti	59	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	63	Executive Vice President and General Counsel
Caroline Choi	54	Senior Vice President, Corporate Affairs
J. Andrew Murphy	62	Senior Vice President, Strategy and Corporate Development
Natalie K. Schilling	63	Senior Vice President, Human Resources
Steven D. Powell	44	President and Chief Executive Officer, SCE
Jill C. Anderson	42	Executive Vice President, Operations, SCE

As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by, and serve at the pleasure of, Edison International's Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International have been actively engaged in the business of Edison International and its subsidiaries for more than five years, except for Ms. Schilling, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officers	Company Position	Effective Dates
Pedro J. Pizarro	Chief Executive Officer, Edison International	October 2016 to present

Maria Rigatti	Executive Vice President and Chief Financial Officer, Edison International	October 2016 to present

Adam S. Umanoff	Executive Vice President and General Counsel, Edison International	January 2015 to present

Caroline Choi	Senior Vice President, Corporate Affairs, Edison International and SCE Senior Vice President, Regulatory Affairs, SCE	February 2019 to present June 2016 to February 2019

J. Andrew Murphy	Senior Vice President, Strategy and Corporate Development, Edison International	September 2015 to present

Natalie K. Schilling	Senior Vice President, Human Resources Edison International and SCE Vice President, Human Resources, Edison International and SCE Chief Human Resources Officer, Aerojet Rocketdyne Holdings, Inc.[1]	March 2022 to present April 2020 to February 2022 April 2018 to January 2020

Steven D. Powell

President and Chief Executive Officer, SCE

Executive Vice President, Operations, SCE
Senior Vice President, Strategy, Planning and Operational Performance, SCE
Vice President, Strategy & Integrated Planning, SCE

December 2021 to present September 2019 to December 2021 August 2018 to September 2019 February 2016 to August 2018

Jill C. Anderson	Executive Vice President, Operations, SCE Senior Vice President, Customer Service, SCE Senior Vice President, Strategic Planning and Power Supply, SCE Vice President, Customer Programs and Services, SCE	December 2021 to present March 2020 to December 2021 September 2019 to March 2020 January 2018 to September 2019

1 Aerojet Rocketdyne Holdings, Inc. is an aerospace and defense firm, and is not a parent, affiliate or subsidiary of Edison International

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers of Edison International is set forth above under "Information about our Executive Officers." Other information responding to this section will appear in the Edison International Proxy Statement under the headings "Our Director Nominees," "Experience, Skills and Attributes on the Board," "Director Biographies," and "Delinquent Section 16(a) Reports" and is incorporated herein by this reference.

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

EXECUTIVE COMPENSATION

Information responding to this section will appear in the Edison International Proxy Statement under the headings "Compensation Discussion and Analysis," "Executive Compensation" (other than "—Pay Versus Performance”) and "Director Compensation" and is incorporated herein by this reference.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information responding to this section will appear in the Edison International Proxy Statement under the heading "Stock Ownership" and is incorporated herein by this reference.

Equity Compensation Plan Information

All of Edison International's equity compensation plans that were in effect as of December 31, 2022 have been approved by security holders. The following table sets forth, for each of Edison International's equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrants and rights to acquire such stock, the weighted average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2022.

	Number of securities to		Weighted average	Number of securities remaining for
	be issued upon exercise		exercise price of	future issuance under equity
	of outstanding options,		outstanding options,	compensation plans (excluding
	warrants and rights		warrants and rights	securities reflected in column
Plan Category	(a)		(b)	(a)(c)
Equity compensation plans approved by security holders	13,355,067	[1]	$ 63.64	16,244,934	[2]
[1]

This amount includes 11,883,556 shares covered by outstanding stock options, 753,174 shares covered by outstanding restricted stock unit awards, 167,836 shares covered by outstanding deferred stock unit awards, and 550,501 shares covered by outstanding performance share awards (calculated at 100% of the target number of shares subject to each performance share award; the actual payout for each award will be zero to twice the target number of shares for the award, depending on performance), with the outstanding shares covered by outstanding restricted stock unit, deferred stock unit, and performance share awards including the crediting of dividend equivalents through December 31, 2022. The weighted average exercise price of awards outstanding under equity compensation plans approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of awards outstanding have no exercise price. Awards payable solely in cash are not reflected in this table.

[2]

This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan and the Edison International Employee Stock Purchase Plan as of December 31, 2022. The maximum number of shares of Edison International Common Stock that may be issued or transferred pursuant to awards under the Edison International 2007 Performance Incentive Plan is 71,031,524. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses. The maximum number of shares of Edison International Common Stock that may be acquired under the Edison International Employee Stock Purchase Plan is 3,000,000.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responding to this section will appear in the Edison International Proxy Statement under the headings "Governance Structure and Processes—Certain Relationships and Related Party Transactions," and "Governance Structure and Processes—Director Independence," and is incorporated herein by this reference.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP ("PwC") served as Edison International's and SCE's principal accountant in 2022. Information responding to this section for Edison International will appear in the Edison International Proxy Statement under the heading "Independent Auditor Fees," and is incorporated herein by this reference.

The following table sets forth the aggregate fees billed by PwC to SCE for the fiscal years ended December 31, 2022 and December 31, 2021:

	SCE ($000)
Type of Fee	2022	2021
Audit Fees(1)(5)	$5,385	$5,994
Audit-Related Fees(2)	—	130
Tax Fees(3)	225	287
All Other Fees(4)	229	777
Total(5)	$5,839	$7,188

(1) Represent fees for professional services provided in connection with the audit of SCE's annual financial statements and reviews of SCE's quarterly financial statements and for services regularly provided by PwC in connection with regulatory filings or engagements.

(2) Represent fees for assurance and related services related to the performance of the audit or review of the financial statements and not reported under "Audit Fees" above, including assessments of new accounting pronouncements.

(3) Represent fees for tax-related compliance and other tax-related services to support compliance with federal and state tax reporting and payment requirements, including tax return review and review of tax laws, regulations or case precedent.

(4) Represent fees for miscellaneous services. "All Other Fees" includes fees for attestation services related to securitizations for the year ended December 31, 2022 and fees for a CSRP assessment and a CPUC required attestation report on wildfire memorandum accounts for the year ended December 31, 2021.

(5) "Audit Fees" for the year ended December 31, 2021 includes $228,000 of fees, for services performed in connection with regulatory reports, inadvertently excluded from the 2021 Annual Report on Form 10-K.

The SCE Audit and Finance Committee annually approves all proposed audit fees in executive session without PwC present, considering several factors, including a breakdown of the services to be provided, proposed staffing and hourly rates, and changes in SCE and industry from the prior year. The audit fees are the culmination of a process which included a comparison of the prior year's proposed fees to actual fees incurred and fee proposals for known and anticipated 2022 services in the audit, audit-related, tax and other categories. The committee's deliberations consider balancing the design of an audit scope that will achieve a high-quality audit with driving efficiencies from both SCE and PwC while compensating PwC fairly.

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

During the fiscal year ended December 31, 2022, all services performed by PwC were pre-approved by the SCE Audit and Finance Committee, irrespective of whether the services required pre-approval under the Securities Exchange Act of 1934.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Edison International

Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."

There are restrictions on the ability of SCE to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in the MD&A under the heading "Liquidity and Capital Resources—SCE—SCE Dividends," and in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." The number of common stockholders of record of Edison International was 25,645 on February 16, 2023. In addition, Edison International cannot pay dividends if it does not meet California law requirements on retained earnings and solvency.

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

Comparison of Five-Year Cumulative Total Return

	At December 31,
	2017	2018	2019	2020	2021	2022
Edison International	$100	$93	$128	$112	$127	$124
S & P 500 Index	$100	$96	$126	$149	$191	$157
Philadelphia Utility Index	$100	$104	$131	$135	$159	$160

Note: Assumes $100 invested on December 31, 2017 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.

FORM 10-K SUMMARY

None.

OTHER INFORMATION

None.

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

Report of Independent Registered Public Accounting Firm - Edison International
Schedule I – Condensed Financial Information of Edison International Parent

Schedules II through V, inclusive, for Edison International are omitted as not required or not applicable.

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

Schedules I through V, inclusive, for SCE are omitted as not required or not applicable.

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

Edison International

3.1

Certificate of Restated Articles of Incorporation of Edison International, effective December 19, 2006, together with all Certificates of Determination of Preference of Preferred Stock issued since December 19, 2006 (File No. 1-9936, filed as Exhibit 3.1 to Edison International’s Form 10-K for the year ended December 31, 2021)*

3.2	Bylaws of Edison International, as amended effective, December 8, 2022 (File No. 1-9936, filed as Exhibit No. 3.1 to Edison International's Form 8-K dated December 8, 2022 and filed December 9, 2022)*

Southern California Edison Company

3.3

Restated Articles of Incorporation of Southern California Edison Company, effective March 2, 2006, together with all Certificates of Determination of Preference Stock issued since March 2, 2006 (File No. 1-2313 filed as Exhibit 3.1 to SCE's Form 10-Q for the quarter ended June 30, 2017)*

3.4	Bylaws of Southern California Edison Company, as amended effective December 8, 2022 (File No. 1-2313, filed as Exhibit No. 3.2 to SCE’s Form 8-K dated December 8, 2022 and filed December 9, 2022)*

Edison International

4.1	Edison International - Description of Registered Securities (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-K for the year ended December 31, 2019)*

4.2	Senior Indenture, dated September 10, 2010 (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-Q for the quarter ended September 30, 2010)*

4.3

Form of Certificate representing Series A Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.375% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series A) (File No. 1-9936, filed as Exhibit 3.1 to Edison International’s Form 10-K for the year ended
December 31, 2021)*

4.4

Form of Certificate representing Series B Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.00% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series B) (File No. 1-9936, filed as Exhibit 3.1 to Edison International’s Form 10-K for the year ended
December 31, 2021)*

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

Edison International and Southern California Edison Company

10.1**

Edison International 2008 Director Deferred Compensation Plan, as amended and restated effective January 1, 2021 (File No. 1-9936, filed as Exhibit No. 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2020)*

10.2**

Edison International Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014 (as amended) (File No. 1-9936, filed as Exhibit No. 10.7 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.3**

Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2021 (File No. 1-9936, filed as Exhibit No. 10.3 to Edison International’s Form 10-Q for the quarter ended September 30, 2020)*

10.4**

Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.7 to Edison International and SCE's Form 10-Q for the quarter ended June 30, 2014)*

10.4.1**

Edison International 2008 Executive Retirement Plan, as amended and restated effective December 8, 2021 (File No. 1-9936, filed as Exhibit 10.5.1 to Edison International’s Form 10-K for the year ended December 31, 2021)*

10.5**

Edison International Executive Incentive Compensation Plan, as amended and restated effective January 1, 2022 (File No. 1-9936, filed as Exhibit 10.6 to Edison International’s Form 10-K for the year ended December 31, 2021)*

10.6**

Edison International 2008 Executive Disability Plan, as amended and restated effective April 2, 2018 (File No. 1-9936, filed as Exhibit No. 10.4 to Edison International and SCE's Form 10-Q for the quarter ended March 31, 2018)*

10.7**

Edison International 2007 Performance Incentive Plan as amended and restated effective May 2, 2016 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 28, 2016 and filed April 29, 2016)*

10.7.1**	Edison International 2012 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2012)*

10.7.2**	Edison International 2013 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2013)*

10.7.3**	Edison International 2014 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2014)*

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

Exhibit Number	Description
10.7.4**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.7.5**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.7.6**	Edison International 2017 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.7.7**	Edison International 2018 Long-Term Incentives Terms and Conditions (File. No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.7.8**	Edison International 2019 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2019)*

10.7.9**	Edison International 2020 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2020)*

10.7.10**	Edison International 2021 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2021)*

10.7.11**	Edison International 2022 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2022)*

10.8**

Edison International 2008 Executive Severance Plan, as amended and restated effective January 1, 2022 (File No. 1-9936, filed as Exhibit 10.9 to Edison International’s Form 10-K for the year ended December 31, 2021)*

10.9**

Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 25, 2022 (File No. 1-9936, filed as Exhibit 10.1 to Edison International and SCE's Form 10-Q for the quarter ended September 30, 2022)**

10.10**

Edison International Director Matching Gifts Program, as revised effective January 1, 2019 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2019)*

10.11

Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.12

Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

Exhibit Number	Description
10.12.1

Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.12.2

Modification No. 1 to the Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated November 15, 2012 and filed November 21, 2012)*

10.12.3

Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties. (File No. 333-68630, filed as Exhibit 10.12 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.13**

Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended June 30, 2005)*

10.14

Second Amended and Restated Credit Agreement dated as of May 17, 2018 among Edison International, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated and filed May 18, 2018)*

10.15

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Edison International, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.16

Second Amendment, dated as of May 4, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021, by and among Edison International, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed May 4, 2022)*

10.17

Second Amended and Restated Credit Agreement dated as of May 17, 2018 among SCE, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-2313, filed as Exhibit 10.2 to SCE's Form 8-K dated and filed May 18, 2018)*

10.18

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-2313, filed as Exhibit 10.2 to SCE's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

Exhibit Number	Description
10.19

Commitment Increase Supplement, by and among Southern California Edison Company and the lenders named therein, and accepted by JPMorgan Chase Bank, N.A., as administrative agent and the issuing lenders named therein. (File No. 1-2313, filed as Exhibit 10.3 to SCE's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.20

Second Amendment, dated as of May 4, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021, as supplemented by the Commitment Increase Supplement, dated as of April 30, 2021, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-2313, filed as Exhibit 10.2 to SCE’s Form 8-K dated and filed May 4, 2022)*

10.21

Term Loan Credit Agreement dated as of May 10, 2021, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto and Royal Bank of Canada, as administrative agent and green loan structuring agent. (File No. 1-2313, filed as Exhibit 10.1 to SCE's Form 8-K dated May 10, 2021 and filed May 11, 2021)*

10.22

First Amendment, dated as of May 9, 2022, to the Term Loan Credit Agreement, dated as of May 10, 2021, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto and Royal Bank of Canada, as administrative agent (File No. 1-2313, filed as Exhibit 10.1 to SCE’s Form 8-K dated and filed May 9, 2022)*

10.23

Term Loan Credit Agreement, dated as of April 8, 2022, among Edison International, the several banks and other financial institutions from time to time parties thereto (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed April 8, 2022)*

10.24

Term Loan Credit Agreement, dated as of November 7, 2022, among Edison International, the several banks and other financial institutions from time to time party thereto, and PNC Bank, National Association (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed November 7, 2022)*

10.25

Term Loan Credit Agreement, dated as of November 7, 2022, among Southern California Edison Company, the several banks and other financial institutions from time to time party thereto, and Truist Bank (File No. 1-2313, filed as Exhibit 10.2 to SCE’s Form 8-K dated and filed on November 7, 2022)*

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

101.1

Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2022, filed on February 23, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2

Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2022, filed on February 23, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

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

SCHEDULES SUPPLEMENTING FINANCIAL STATEMENTS

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2022	2021
Assets:
Cash and cash equivalents	$4	$52
Other current assets	447	403
Total current assets	451	455
Investments in subsidiaries	19,922	18,924
Deferred income taxes	626	697
Other long-term assets	62	68
Total assets	$21,061	$20,144
Liabilities and equity:
Short-term debt	$1,090	$—
Current portion of long-term debt	400	700
Other current liabilities	575	583
Total current liabilities	2,065	1,283
Long-term debt	2,981	2,438
Other long-term liabilities	394	535
Total equity	15,621	15,888
Total liabilities and equity	$21,061	$20,144

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2022, 2021 and 2020

(in millions)	2022	2021	2020
Interest income from affiliates	$3	$—	$1
Operating, interest and other expenses	209	176	189
Loss before equity in earnings of subsidiaries	(206)	(176)	(188)
Equity in earnings of subsidiaries	867	956	851
Income before income taxes	661	780	663
Income tax benefit	(56)	(39)	(76)
Income from continuing operations	717	819	739
Preferred stock dividend requirements of Edison International	105	60	—
Net income	$612	$759	$739

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2022, 2021 and 2020

(in millions)	2022	2021	2020
Net income	$717	$819	$739
Other comprehensive income, net of tax	43	15	—
Comprehensive income	$760	$834	$739

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2022, 2021 and 2020

(in millions)	2022	2021	2020
Net cash provided by operating activities	$1,133	$817	$1,171
Cash flows from financing activities:
Long-term debt issued	945	—	400
Long-term debt issuance costs	(6)	—	(3)
Long-term debt repaid	(700)	—	(400)
Short-term debt issued	1,000	—	800
Short-term debt repaid	—	—	(800)
Common stock issued	13	32	912
Preferred stock issued	—	1,977	—
Payable due to affiliates	(14)	(13)	135
Commercial paper borrowing (repayments), net	89	(130)	129
Payments for stock-based compensation	(8)	(3)	(3)
Receipts for stock-based compensation	72	31	21
Common stock dividends paid	(1,050)	(988)	(928)
Preferred stock dividends paid	(99)	(35)	—
Net cash provided by financing activities	242	871	263
Capital contributions to affiliate	(1,426)	(1,639)	(1,446)
Dividends from affiliate	3	—	—
Net cash used in investing activities:	(1,423)	(1,639)	(1,446)
Net (decrease) increase in cash and cash equivalents	(48)	49	(12)
Cash and cash equivalents, beginning of year	52	3	15
Cash and cash equivalents, end of year	$4	$52	$3

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

Dividends Received

Edison International Parent received cash dividends from SCE of $1.3 billion, $975 million and $1.3 billion in 2022, 2021 and 2020, respectively.

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

The common equity component of SCE's CPUC authorized capital structure is 52% on a weighted average basis over the January 1, 2023 to December 31, 2025 compliance period. This is unchanged from the January 1, 2020 to December 31, 2022 compliance period. The CPUC authorized capital structure differs from the capital structure calculated based on GAAP due to certain exclusions allowed by CPUC, including the impact of SCE's contributions to the Wildfire Insurance Fund under AB 1054. For further information, see "Business—SCE—Overview of Ratemaking Process" and "Business—Southern California Wildfires."

In May 2020, the CPUC issued a decision on SCE's application to the CPUC for waiver of compliance with its equity ratio requirement, that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. With these exclusions, SCE was in compliance with its authorized capital structure for the compliance period from January 1, 2020 to December 31, 2022. The temporary exclusion lapsed on May 7, 2022. In April 2022, SCE filed another application requesting continued waiver of compliance with its equity ratio requirement. Under the CPUC's rules, SCE will not be deemed to be in violation of the equity ratio requirement while the waiver application is pending resolution. While the exclusion is in place, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Note 2. Debt and Equity Financing

Long-Term Debt

At December 31, 2022, Edison International Parent had, $400 million of 2.95% senior notes due in 2023, $500 million of 3.55% senior notes due in 2024, $400 million of 4.95% senior notes and $400 million of 4.70% senior notes due in

2025, $600 million of 5.75% senior notes due in 2027, $550 million of 4.125% senior notes due in 2028 and $550 million 6.95% senior notes due in 2029.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facility at December 31, 2022:

(in millions)
Commitment	$1,500
Outstanding borrowings	90
Amount available	$1,410

In May 2022, Edison International Parent amended its revolving credit facility to extend the termination date to May 2026. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained.

As of December 31, 2022, Edison International Parent has outstanding term loans of $600 million due in April 2023 and $400 million due in November 2023, each bearing interest at either an adjusted term SOFR plus 0.70% and 0.95%, respectively, or a base rate with no applicable margin. Edison International used the proceeds for general corporate purposes.

The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.70 to 1. At December 31, 2022, Edison International's consolidated debt to total capitalization ratio was 0.64 to 1.

Equity

In the third quarter of 2022, Edison International filed a prospectus supplement and executed several distribution agreements with certain sales agents to establish an "at-the-market"("ATM") program, under which it may sell shares of its common stock having an aggregate sales price of up to $500 million. As of December 31, 2022, no sales had occurred and Edison International has no obligation to sell the remaining available shares.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the twelve months ended December 31, 2022, 1,253,049 shares of common stock were issued as stock compensation awards for net cash receipts of $57 million, 273,642 shares of new common stock were issued in lieu of distributing $18 million to shareholders opting to receive dividend payments in the form of additional common stock, 157,000 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $10 million as dividend payments, 109,750 shares of common stock were issued related to optional cash investments of $7 million and 36,912 shares of common stock were issued to employees through the ESPP for net cash receipts of $2 million.

During the twelve months ended December 31, 2021, 629,092 shares of common stock were issued as stock compensation awards for net cash receipts of $25 million, 522,400 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $30 million, 293,031 shares of new common stock were issued in lieu of distributing $17 million to shareholders opting to receive dividend payments in the form of additional common stock and 26,475 shares of common stock related to optional cash investments of $2 million. Starting July 2021, the 401(k) defined contribution savings plan no longer offers Edison International's stock as an investment option to employees. Subsequent to the change, stock issued through the 401(k) defined contribution savings plan were dividend payments made in the form of additional common stock.

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

Note 3. Related-Party Transactions

Edison International's Parent expense from services provided by SCE was $2 million in 2022, $2 million in 2021 and $2 million in 2020. Edison International Parent's interest expense from loans due to affiliates was $3 million in 2022, $5 million in 2021 and $4 million in 2020. Edison International Parent had current related-party receivables of $389 million and $361 million and current related-party payables of $166 million and $211 million at December 31, 2022 and 2021, respectively. Edison International Parent had long-term related-party receivables of $8 million and $52 million at December 31, 2022 and 2021, respectively, and long-term related-party payables of $130 million and $227 million at December 31, 2022 and 2021, respectively.

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

EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY
By:	/s/ Kate Sturgess	By:	/s/ Kate Sturgess
Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 23, 2023	Date:	February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title
A. Principal Executive Officers
Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)
Steven D. Powell*	President and Chief Executive Officer and Director (Southern California Edison Company)
B. Principal Financial Officers
Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)
Aaron D. Moss*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)
C. Principal Accounting Officers
/s/ Kate Sturgess	Vice President and Controller (Edison International)
Kate Sturgess
/s/ Kate Sturgess	Vice President and Controller (Southern California Edison Company)
Kate Sturgess
D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)
Jeanne Beliveau-Dunn*	Director
Michael C. Camuñez*	Director
Vanessa C.L. Chang*	Director
James T. Morris*	Director
Timothy T. O'Toole*	Director
Pedro J. Pizarro*	Director
Steven D. Powell (SCE only)*	Director
Marcy L. Reed*	Director
Carey A. Smith*	Director
Linda G. Stuntz*	Director
Peter J. Taylor*	Chair of the Edison International Board and Director
Keith Trent*	Director

*By:	/s/ Kate Sturgess	*By:	/s/ Kate Sturgess
	Kate Sturgess Vice President and Controller (Attorney-in-fact for EIX Directors and Officers)		Kate Sturgess Vice President and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 23, 2023	Date:	February 23, 2023