Form 10-Q
period 2023-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2023-05-02
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of April 25, 2023:
Edison International	382,983,023 Shares
Southern California Edison Company	434,888,104 Shares

i

This combined Form 10-Q is separately filed by Edison International and SCE. Information contained in this document relating to SCE is filed by Edison International and separately by SCE. SCE makes no representation as to information relating to Edison International or its subsidiaries, except as it may relate to SCE and its subsidiaries.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2022 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2022
2022 MD&A	Edison International's and SCE's MD&A for the calendar year 2022, which was included in the 2022 Form 10‑K
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	$1.6 billion in wildfire risk mitigation capital expenditures that SCE has excluded from the equity portion of SCE's rate base as required under AB 1054
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
Edison Energy

Edison Energy, LLC, an indirect wholly-owned subsidiary of Edison International engaged in the competitive business of providing integrated decarbonization and energy solutions to commercial, institutional and industrial customers in North America and Europe

Edison International Proxy Statement	Proxy Statement filed with the SEC in connection with Edison International's Annual Meeting of Shareholders' held on April 27, 2023
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity that provides electric power and ancillary services to retail customers, other than utilities (investor-owned utilities and CCAs)
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings, used to mitigate the risk of wildfires, that enable quicker relays than under traditional settings
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	megawatts
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding, a CPUC proceeding to review decommissioning costs
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NSGBA	New System Generation Balancing Account
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
Post-2018 Wildfires	Collectively, all the wildfires that originated in Southern California after 2018 where SCE's equipment may be alleged to be associated with the fire's ignition
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SCE Recovery Funding LLC	a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	an agreement dated October 21, 2021 between SCE and the SED regarding the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Subrogation Plaintiffs	the plaintiffs party to the TKM Subrogation Settlement, representing all the insurance subrogation plaintiffs in the TKM litigation at the time of the settlement
TKM Subrogation Settlement	a settlement entered into by Edison International and SCE in September 2020 in the TKM litigation to which the TKM Subrogation Plaintiffs are party
WEMA	Wildfire Expense Memorandum Account
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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred as a result of the COVID-19 pandemic, and increased costs due to supply chain constraints, inflation and rising interest rates;
●	ability of SCE to implement its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
●	risks associated with SCE implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
●	ability of SCE to maintain a valid safety certification;
●	ability of Edison International and SCE to obtain sufficient insurance at a reasonable cost, including insurance relating to wildfire-related claims, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses (including amounts paid for self-insured retention and co-insurance) from customers or other parties;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, flooding, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, rotating outages and other operational issues (such as issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard clarified by AB 1054;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, OEIS, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;
●	cost and availability of labor, equipment and materials, including as a result of supply chain constraints and inflation;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;
●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel and other radioactive material, delays, contractual disputes, and cost overruns;
●	pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, contractor performance, availability of labor, equipment and materials, weather, changes in the CAISO's transmission plans, and governmental approvals;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities, effective tax rates and cash flows;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in the fair value of investments and other assets;
●	changes in interest rates and potential adjustments to SCE's ROE based on changes in Moody's utility bond rate index;
●	changes in rates of inflation (including whether inflation-related adjustments to SCE's authorized revenues allowed by the public utility regulators are commensurate with inflation rates);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Coordinating Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance placed on GHG reduction and other climate related priorities;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

●	potential for penalties or disallowance for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition; and
●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2022 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2022 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE post or provide direct links to (i) certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings in a section titled "SCE Regulatory Highlights," (ii) certain documents and information related to Southern California wildfires which may be of interest to investors in a section titled "Southern California Wildfires," and (iii) presentations, documents and information that may be of interest to investors in a section titled "Presentations and Updates" at www.edisoninvestor.com in order to publicly disseminate such information. The reports, presentations, documents and information contained on, or connected to, the Edison investor website are not deemed part of, and are not incorporated by reference into, this report.

The MD&A for the three months ended March 31, 2023 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2022 and as compared to the three months ended March 31, 2022. This discussion presumes that the reader has read or has access to the 2022 MD&A.

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

	Three months ended
	March 31,
(in millions)	2023	2022	Change
Net income (loss) attributable to Edison International
SCE	$370	$147	$223
Edison International Parent and Other	(60)	(63)	3
Edison International	310	84	226
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(90)	(396)	306
Wildfire Insurance Fund expense	(52)	(53)	1
2021 NDCTP estimated loss	(30)	—	(30)
Income tax benefits[1]	48	126	(78)
Edison International Parent and Other
Customer revenues for EIS insurance contract	22	—	22
Income tax expense[1]	(4)	—	(4)
Total non-core items	(106)	(323)	217
Core earnings (losses)
SCE	494	470	24
Edison International Parent and Other	(78)	(63)	(15)
Edison International	$416	$407	$9
1	SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; customer revenues for EIS insurance contract are tax-effected at an estimated statutory rate of approximately 20%.

Edison International's first quarter 2023 earnings increased $226 million from the first quarter 2022, resulting from an increase in SCE's earnings of $223 million and a decrease in Edison International Parent and Other's losses of $3 million. SCE's higher net earnings consisted of $199 million of lower non-core losses and $24 million of higher core earnings. Edison

International Parent and Other's lower losses consisted of $18 million of higher non-core earnings and $15 million of higher core losses.

The increase in SCE's core earnings for the three months ended March 31, 2023 from the same period in 2022 was primarily due to revenue from the escalation mechanism set forth in the 2021 GRC final decision, partially offset by higher net interest expense.

The increase in Edison International Parent and Other's core losses for the three months ended March 31, 2023 was primarily due to higher interest expense.

Consolidated non-core items for the three months ended March 31, 2023 and 2022 primarily included:

●	Charges of $52 million ($38 million after-tax) recorded in 2023 and $53 million ($38 million after-tax) recorded in 2022 from the amortization of SCE's contribution to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" in the 2022 Form 10-K for further information.
●	Charges of $90 million ($65 million after-tax) recorded in 2023 and $396 million ($285 million after-tax) recorded in 2022 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	A charge of $30 million ($21 million after-tax) recorded in 2023 for estimated losses related to the reasonableness review of recorded San Onofre Units 2 and 3 decommissioning costs in the 2021 NDCTP. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for more information.
●	Customer revenues of $22 million ($18 million after-tax) recorded in 2023 related to an EIS insurance contract. See "Notes to Consolidated Financial Statements—Note 17. Related-Party Transactions" for further information.

See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.

Customer-funded Self-Insurance

In April 2023, the CPUC issued a proposed decision which, if adopted, would approve a joint petition for modification of the 2021 GRC decision filed by SCE, The Utility Reform Network and the Public Advocates Office. If approved by the CPUC, the petition would allow SCE to expand its use of self-insurance. The self-insurance program would be funded through CPUC-jurisdictional rates with $150 million collected for the second half of 2023 and, in the absence of wildfire-related claims, $300 million collected for 2024. These modifications would result in a reduction to current revenue requirements of $80 million in 2023 and, subject to adjustment, $160 million in 2024. If losses are accrued for wildfire-related claims, the petition for modification contains an adjustment mechanism which would increase rates in subsequent years to allow for recovery of the amounts accrued, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any year, up to a maximum annual contribution of $12.5 million.

Capital Program

Total capital expenditures (including accruals) were $1.3 billion for both the first three months ended March 31, 2023 and 2022. SCE expects to file its 2025 GRC application with the CPUC in May 2023 including its capital expenditure requests for the years 2025 to 2028. For further information regarding the capital program, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" and "Management Overview—Capital Program" in the 2022 MD&A.

Southern California Wildfires and Mudslides

2017/2018 Wildfire/Mudslide Events

As discussed in the 2022 Form 10-K, multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously settled claims under the Local Public Entity Settlement, the TKM Subrogation Settlement, the Woolsey Subrogation Settlement and the SED Agreement. In addition, SCE has also entered into settlements with approximately 10,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation as of March 31, 2023.

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. As a result of management's first quarter 2023 review, a $90 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of March 31, 2023 was recorded. As a result, SCE recorded expected recoveries through FERC electric rates of $6 million against the charge. The resulting net charge to earnings was $84 million ($61 million after-tax).

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

Through March 31, 2023, SCE has accrued estimated losses of $8.8 billion, expected recoveries from insurance of $2.0 billion and expected recoveries through FERC electric rates of $382 million related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through March 31, 2023 have been $4.7 billion.

As of March 31, 2023, SCE had paid $7.8 billion under executed settlements and had $135 million to be paid under executed settlements, including $120 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had recovered $2.0 billion through insurance and approximately $319 million through FERC-jurisdictional electric rates.

After giving effect to all payment obligations under settlements entered into through March 31, 2023, including under the SED Agreement, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $988 million. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $63 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek CPUC-jurisdictional rate recovery of prudently-incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance and FERC-jurisdictional recoveries, other than for any obligations under the SED Agreement. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of approximately $6 billion by filing several future applications with the CPUC. SCE targets the third quarter of 2023 for the first of such cost recovery applications, and expects to request recovery of approximately $2 billion in that filing related to TKM. SCE's plans with respect to these filings may be delayed or modified. For example, the filings may be delayed if proceedings related to the 2017/2018 Wildfire/Mudslide Events do not progress as anticipated. SCE believes that, in light of the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area, there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to the adoption of AB 1054 on July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates.

For further information on Southern California Wildfires and Mudslides, see "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054," "Business—Southern California Wildfires" in the 2022 Form 10-K and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended March 31, 2023 versus March 31, 2022

	Three months ended March 31, 2023			Three months ended March 31, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,233	$1,717	$3,950	$2,267	$1,694	$3,961
Purchased power and fuel	—	1,318	1,318	—	1,037	1,037
Operation and maintenance	670	411	1,081	790	676	1,466
Wildfire-related claims, net of insurance recoveries	96	—	96	425	—	425
Wildfire Insurance Fund expense	52	—	52	53	—	53
Depreciation and amortization	649	7	656	579	4	583
Property and other taxes	137	2	139	116	8	124
Other operating income	—	—	—	(2)	—	(2)
Total operating expenses	1,604	1,738	3,342	1,961	1,725	3,686
Operating income (loss)	629	(21)	608	306	(31)	275
Interest expense	(295)	(5)	(300)	(210)	(3)	(213)
Other income	94	26	120	37	34	71
Income before income taxes	428	—	428	133	—	133
Income tax expense (benefit)	29	—	29	(40)	—	(40)
Net income	399	—	399	173	—	173
Less: Preference stock dividend requirements	29	—	29	26	—	26
Net income available for common stock	$370	$—	$370	$147	$—	$147

Earning Activities

Earning activities were primarily affected by the following:

●	Lower operating revenue of $34 million primarily due to the following:
●	A decrease of CPUC-related revenue of $183 million due to lower wildfire-related expenses that had been authorized for recovery during 2022 through tracks 2 and 3 of the 2021 GRC.
●	An increase of CPUC-related revenue of $102 million due to the escalation mechanism set forth in the 2021 GRC decision.
●	An increase of $63 million of revenue related to CSRP revenue requirements approved in 2022 and 2023. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	A decrease of FERC-related revenue of $20 million due to lower wildfire-related claims and expenses to be recovered in FERC revenues.
●	An increase of FERC-related revenue of $6 million due to rate base growth.
●	Lower operation and maintenance expenses of $120 million.
●	In 2022, SCE recognized $241 million of previously deferred wildfire-related expenses upon approval of the 2021 GRC track 2, compared to $84 million previously deferred expenses recognized in 2023, primarily related to the 2021 GRC track 3 and CSRP approvals. The wildfire and CSRP-related expenses were offset in revenue above.
●	In 2023, SCE accrued $30 million in estimated losses relating to the 2021 NDCTP. See "Liquidity and Capital Resources—SCE— Decommissioning of San Onofre" for more information.

●	Wildfire-related claims were impacted by charges of $90 million and $416 million recorded in 2023 and 2022, respectively, related to the 2017/2018 Wildfire/Mudslide Events. Also included in the charges are $6 million and
$9 million recorded in 2023 and 2022, respectively, for self-insured retention expenses related to the Post-2018 wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Higher depreciation and amortization expense of $70 million primarily due to recognition of previously deferred CSRP-related expenses (offset in revenue above) and increased plant balances in 2023.
●	Higher property and other taxes of $21 million primarily due to higher property assessed value in 2023.
●	Higher interest expense of $85 million primarily due to increased long-term borrowing, higher interest rates on long-term debt, short-term debt and balancing account overcollections.
●	Higher other income of $57 million primarily due to a higher interest rate applied to balancing account undercollections.
●	See "Income Taxes" below for the explanation of the $69 million increase in income tax expenses.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $281 million, primarily due to higher power and gas prices, partially offset by hedging gains.
●	Lower operation and maintenance costs of $265 million. In 2022, SCE recognized $160 million of wildfire-related expenses previously deferred upon obtaining approval of the 2021 GRC track 2 and $109 million of previously deferred uncollectible costs through a balancing account.

Supplemental Operating Revenue Information

As a result of the CPUC-authorized decoupling mechanism, SCE revenues are not affected by changes in retail electricity sales.

Income Taxes

The increase in income tax expense of $69 million for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by the increase in pre-tax income. The effective tax rates were 6.8% and (30.1)% for the three months ended March 31, 2023 and 2022, respectively. SCE’s effective tax rate is below the federal statutory rate of 21% for 2023 and 2022 primarily due to the CPUC’s ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred tax expense.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable as segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2023	2022
Edison Energy Group and subsidiaries	$(2)	$(5)
Corporate expenses and other subsidiaries	(32)	(32)
Edison International Parent and Other net loss	$(34)	$(37)
Preferred stock dividend requirement	26	26
Edison International Parent and Other net loss attributable to common stock	$(60)	$(63)

The net loss attributable to common stock from operations of Edison International Parent and Other decreased $3 million for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to higher interest expense, partially offset by earnings of $22 million ($18 million after-tax) recorded in 2023 related to customer revenues for an EIS insurance contract. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" and "Notes to Consolidated Financial Statements—Note 17. Related Party Transactions.

LIQUIDITY AND CAPITAL RESOURCES

SCE

SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its cash flows and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to and equity contributions from Edison International, obligations to preference shareholders, and the outcome of tax, regulatory and legal matters.

In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market and bank financings and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facility to fund cash requirements. SCE expects to issue bonds to finance or refinance eligible sustainable projects. For further information about eligible sustainable projects, see "Liquidity and Capital Resources—SCE" in the 2022 MD&A. SCE also expects to issue additional debt for general corporate purposes and to finance payments for future resolutions of claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE has invested all $1.6 billion of the required AB 1054 Excluded Capital Expenditures. SCE issued securitized bonds in the amounts of $338 million, $533 million and $775 million in February 2021, February 2022 and April 2023, respectively, to finance these expenditures and related financing costs. SCE used the proceeds of the April 2023 securitized bonds to repay a term loan of $730 million prior to its maturity in May 2023.

In the first quarter of 2023, Moody's upgraded SCE's credit rating from Baa2 to Baa1 and revised SCE's rating outlook from positive to stable. In April 2023, Fitch upgraded SCE's credit rating from BBB- to BBB and revised SCE's rating outlook from positive to stable. The following tables summarizes SCE’s current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa1	BBB	BBB
Outlook	Stable	Stable	Stable

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

The cost of capital adjustment mechanism set by the CPUC could impact SCE's results of operations and cash flows. The cost of capital adjustment mechanism's benchmark beginning January 1, 2023, is the 12-month, October 1, 2021 through September 30, 2022, average Moody's Baa utility bond yield of 4.37%. If the difference between the benchmark and the average of the same index for the 12-month period from October 1, 2022 to September 30, 2023 exceeds 100-basis points, SCE's CPUC-authorized ROE will be adjusted for 2024 by half the amount of the difference (up or down). The average Moody's Baa utility bond yield between October 1, 2022 and April 25, 2023 was 5.72%. The spot rate for Moody's Baa utility bond was 5.42% on April 25, 2023. An average Moody's Baa utility bond yield of 4.94% or higher from April 26, 2023 through September 30, 2023 would trigger the mechanism to adjust upward. For further information see "Business—SCE— Overview of Ratemaking Process" in the 2022 Form 10-K.

Available Liquidity

At March 31, 2023, SCE had cash on hand of $690 million and approximately $2.5 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2026 and the aggregate maximum principal amount may be increased up to $4.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At March 31, 2023, SCE's debt to total capitalization ratio was 0.57 to 1.

At March 31, 2023, SCE was in compliance with all financial covenants that affect access to capital.

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

Wildfire Expense Memorandum Account

SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs in its WEMA. In December 2020, SCE filed a WEMA application with the CPUC to seek recovery of $215 million of costs recorded in WEMA at December 31, 2020. The costs are primarily related to incremental wildfire insurance premium expenses and associated costs for wildfire liability insurance policies that provide coverage for the last six months of 2020. In March 2023, the CPUC issued a proposed decision which, if approved, would authorize recovery of $207 million. The amount not approved in this decision relates to wildfire liability insurance coverage previously allocated to San Onofre, which SCE expects to be eligible for recovery from the nuclear decommissioning trusts or from SCE customers in a future cost recovery proceeding.

CSRP

In March 2023, the CPUC approved SCE's second CSRP application to recover approximately $59 million of capital expenditures and $28 million of operation and maintenance expenses incurred from May 2021 to December 2021, resulting in a revenue requirement of $65 million. The decision also approved SCE seeking review and cost recovery of additional post-implementation CSRP costs incurred from January 2022 through December 2024 in its 2025 GRC filing.

ERRA Proceeding

In January 2023, as a result of undercollection in ERRA and PABA at the end of 2022 due to higher gas and power prices, SCE filed an expedited ERRA trigger application with the CPUC. In April 2023, the CPUC approved SCE to recover a revenue requirement of up to $596 million over 12 months beginning June 1, 2023. The decision also granted SCE authority to decline to place some or all of the increase into rates if its forecast reasonably demonstrates that it will not need some or all of the increase in order to bring its ERRA trigger balance within the prescribed threshold. See "Business—SCE—Overview of Ratemaking Process" in 2022 10-K for further information of ERRA trigger mechanism.

Capital Investment Plan

Major Transmission and Utility Owned Storage Projects

Eldorado-Lugo-Mohave Upgrade Project

The total costs for the Eldorado-Lugo-Mohave Upgrade Project are expected to exceed amounts currently approved in the certificate of public convenience and necessity granted by the CPUC due to delays in regulatory approvals, contractor performance issues, COVID-19 and the availability of CAISO outage windows. Additional work may also be required to mitigate the impact of the project on nearby gas lines. SCE expects to request CPUC approval for the additional expenditures and expects the project to be in service in 2023. See "Liquidity—SCE—Capital Investment Plan" in 2022 10-K for further information.

Utility Owned Storage

As discussed in the 2022 Form 10-K, in October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory with an aggregate capacity of 537.5 MW.

In April 2023, Ameresco discovered damage to some of the equipment at one of the projects which makes up 225 MW of the 537.5 MW aggregate capacity. SCE has received a notice of potential force majeure event from Ameresco noting that Ameresco is performing further analyses on the cause of the damage and asserting that rainstorms at the project site may have caused or contributed to the damage. SCE believes that there is significant risk that this project will not be in-service to meet summer peak reliability needs.

Ameresco has advised SCE that it currently expects the other two projects to be in-service prior to August 2023.

Decommissioning of San Onofre

As discussed in the 2022 Form 10-K, in February 2022, SCE filed its application in the 2021 NDCTP with the CPUC requesting reasonableness review of approximately $570 million (SCE share in 2022 dollars) of recorded San Onofre Units 2 and 3 decommissioning costs incurred during the period 2018 to 2020. Intervenors in the proceeding have recommended approximately $115 million (SCE share in 2022 dollars) in disallowances for San Onofre Units 2 and 3 decommissioning costs. This amount includes a recommended disallowance of approximately $45 million in costs associated with an August 2018 incident that occurred when an SCE contractor was loading a spent nuclear fuel canister into an ISFSI resulting in fuel transfer operations being suspended for approximately one year. The remainder of the recommended disallowance amount is primarily for contractor staffing costs incurred during a delay in issuance of the CDP to allow for decommissioning. In the first quarter of 2023, SCE accrued $30 million in estimated losses relating to the 2021 NDCTP.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at March 31, 2023, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2023, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel derivative contracts.

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

(in millions)
Collateral posted as of March 31, 2023[1]	$356
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	59
Incremental collateral requirements for SCE's financial hedging activities resulting from adverse market price movement[3]	71
Posted and potential collateral requirements	$486
[1]	Net collateral provided to counterparties and other brokers consisted of $261 million in letters of credit and surety bonds and $95 million of cash collateral.
[2]

Represents potential collateral requirements for accounts payable and mark-to-market valuation at March 31, 2023. Requirement varies throughout the period and is generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2023 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.

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

At March 31, 2023, Edison International Parent and Other had cash on hand of $146 million and $878 million available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2026 and the aggregate maximum principal amount may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

In March 2023, Edison International Parent issued $500 million of junior subordinated notes, due in 2053, which provide approximately $250 million of equity content as viewed by rating agencies. Edison International expects to raise any additional equity this year through its internal programs, which are estimated to generate approximately $100 million. The total expected equity content is consistent with the $300 million to $400 million of equity content identified in Edison International's 2023 financing plan.

Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to preferred and common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. Prior to declaring dividends, Edison International's Board of Directors evaluates available information to ensure that the California law requirements for the declarations are met. For information on the California law requirements on the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the 2022 Form 10-K. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.

Edison International's ability to declare and pay common dividends may be restricted under the terms of its Series A and Series B Preferred Stock. For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity" in the 2022 Form 10-K.

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At March 31, 2023, Edison International's consolidated debt to total capitalization ratio was 0.64 to 1.

At March 31, 2023, Edison International Parent was in compliance with all financial covenants that affect access to capital.

In the first quarter of 2023, Moody's upgraded Edison International's credit rating from Baa3 to Baa2 and revised Edison International's rating outlook from positive to stable. In April 2023, Fitch upgraded Edison International's credit rating from BBB- to BBB and revised Edison International's rating outlook from positive to stable The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB	BBB
Outlook	Stable	Stable	Stable

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

Edison International Income Taxes

Inflation Reduction Act of 2022

On August 16, 2022, the IRA was signed into law. The law imposes a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1 billion over a specified 3-year period. The CAMT was effective beginning January 1, 2023. Based on the current interpretation of the law and historical financial data, Edison International estimates that it will exceed the $1 billion threshold and be subject to CAMT on its consolidated Federal tax returns beginning in 2025. SCE expects to be subject to CAMT on its stand-alone Federal return beginning in 2024.

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

Historical Cash Flows

SCE

	Three months ended March 31,
(in millions)	2023	2022
Net cash (used in) provided by operating activities	$(20)	$827
Net cash provided by financing activities	1,249	171
Net cash used in investing activities	(1,305)	(1,159)
Net decrease in cash and cash equivalents	$(76)	$(161)

Net Cash (Used in) Provided by Operating Activities

The following table summarizes major categories of net cash for operating activities as provided in more detail in SCE's consolidated statements of cash flows for the three months ended March 31, 2023 and 2022.

	Three months ended March 31,		Change in cash flows
(in millions)	2023	2022	2023/2022
Net income	$399	$173
Non-cash items[1]	719	611
Subtotal	1,118	784	$334
Changes in cash flow resulting from working capital[2]	(725)	78	(803)
Regulatory assets and liabilities	(296)	259	(555)
Wildfire related claims[3]	(133)	(196)	63
Other noncurrent assets and liabilities[4]	16	(98)	114
Net cash (used in) provided by operating activities	$(20)	$827	$(847)
1	Non-cash items include depreciation and amortization, allowance for equity during construction, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, derivative assets and liabilities and other current assets and liabilities.
3	2023 amount represents payments of $221 million for 2017/2018 Wildfire/Mudslide Events and $7 million for Post-2018 Wildfires, partially offset by an increase in wildfire estimated losses of $96 million. 2022 amount represents payment of $717 million for 2017/2018 Wildfire/Mudslide Events, partially offset by an increase in wildfire estimated losses of $521 million.
4	Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information. 2022 amount also includes outflow from increase in wildfire insurance receivables of $96 million.

Net cash (used in) provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2023 by $334 million primarily due to revenue from escalation mechanism set forth in the 2021 GRC final decision, partially offset by higher net interest expense.

Net changes in cash resulting from working capital was an outflow of $725 million and an inflow of $78 million during the three months ended March 31, 2023 and 2022, respectively. Net cash outflow for 2023 was primarily due to decreases in payables of $695 million mainly from payments of power purchase contracts driven by a decrease in gas prices from December 2022, and $171 million cash outflow for margin and collateral deposits due to the decrease in the market value of power and gas derivatives, partially offset by inflow from net decreases in customer receivables and unbilled revenue of $113 million. Net cash inflow for 2022 was primarily due to a net decrease in customer receivables and unbilled revenue of

$161 million (mainly due to $185 million of CAPP funds received in January 2022), and a net decrease in prepaid insurance of $88 million, partially offset by a decrease in payables of $166 million.

Net cash (used in) provided by regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $(296) million and $259 million during the three months ended March 31, 2023 and 2022, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2023

●	Decreased overcollections of $234 million for GHG revenue related to climate credits provided to customers, partially offset by GHG revenue related to GHG auction revenue received.
●	Undercollections of wildfire related memorandum and balancing accounts increased by $106 million primarily due to additional wildfire risk mitigation and restoration costs incurred.
●	Net undercollections of BRRBA increased by $26 million primarily due to lower sales volume in 2023, partially offset by recovery of prior year undercollections from various tracks of the 2021 GRC.
●	Net undercollections for ERRA, PABA and NSGBA decreased by $14 million primarily due to recovery of prior PABA undercollections, partially offset by current year undercollections due to lower than forecast sale volume.

2022

●	Net undercollections of BRRBA increased by $511 million primarily due to $401 million of expense authorized under GRC track 2 for collection in customer rates starting March 2022 over a 36-month period, and current year undercollections due to actual billed prices lower than forecast due to timing, partially offset by recovery of prior year undercollections, including 2021 GRC authorized additional revenue requirement for the first nine months of 2021 to be collected over a 27-month period starting October 2021.
●	Undercollections decreased by $371 million related to wildfire risk mitigation memorandum and balancing accounts as a result of approval to recover costs in GRC track 2, which were transferred to BRRBA for recovery as mentioned above, partially offset by additional wildfire risk mitigation costs incurred.
●	Net undercollections for ERRA, PABA and NSGBA decreased by $72 million primarily due to recovery of prior PABA and NSGBA undercollections, partially offset by current year undercollections due to delay in rate change and higher market exposure.
●	Increased overcollections of $221 million for the public purpose and energy efficiency programs as a result of lower program spending due to timing.
●	Increase in overcollection of $144 million for excess California Department of Water Resources ("DWR") bond and power charges to be refunded to customers over a 12-month period beginning in June 2022.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the three months ended March 31, 2023 and 2022. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Three months ended March 31,
(in millions)	2023	2022
Issuances of long-term debt, including premium/discount and net of issuance costs	$1,186	$1,713
Long-term debt repaid	(1)	(365)
Short-term debt repaid	—	(518)
Commercial paper borrowing (repayment), net	431	(306)
Payment of common stock dividends to Edison International	(350)	(325)
Payment of preference stock dividends	(29)	(32)
Other	12	4
Net cash provided by financing activities	$1,249	$171

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to total capital expenditures of $1.3 billion and $1.2 billion for the three months ended March 31, 2023 and 2022, respectively. In addition, SCE had a net redemption of nuclear decommissioning trust investments of $19 million and $34 million during the three months ended March 31, 2023 and 2022, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2023	2022
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$21	$19
SCE's decommissioning costs	(57)	(35)
Net cash provided by investing activities:
Proceeds from sale of investments	951	867
Purchases of investments	(932)	(833)
Net cash (outflow) inflow	$(17)	$18

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($57 million and $35 million in 2023 and 2022, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($40 million and $53 million in 2023 and 2022 respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Three months ended March 31,
(in millions)	2023	2022
Net cash used in operating activities	$(70)	$(35)
Net cash provided by financing activities	67	34
Net cash provided by investing activities	—	2
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3)	$1

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

●	$70 million and $35 million cash outflow from operating activities in 2023 and 2022, respectively, primarily due to payments relating to interest and operating costs. The 2022 amount is partially offset by $18 million income tax refund received from the California Franchise Tax Board.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Three months ended March 31,
(in millions)	2023	2022
Dividends paid to Edison International common shareholders	$(277)	$(262)
Dividends paid to Edison International preferred shareholders	(52)	(46)
Dividends received from SCE	350	325
Long-term debt issuance, net of discount and issuance costs	495	—
Long-term debt repayments	(400)	—
Repayments of term loan	(600)	—
Commercial paper financing, net	529	—
Other	22	17
Net cash provided by financing activities	$67	$34

Contingencies

Edison International's and SCE's contingencies are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."

MARKET RISK EXPOSURES

Edison International's and SCE's primary market risks are described in the 2022 Form 10-K, and there have been no material changes for the three months ended March 31, 2023. For further discussion of market risk exposures, including commodity price risk and credit risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 6. Derivative Instruments."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the 2022 MD&A.

NEW ACCOUNTING GUIDANCE

There have been no material changes in recently issued or adopted accounting standards from those disclosed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance" in the 2022 Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended
	March 31,
(in millions, except per-share amounts, unaudited)	2023	2022
Operating revenue	$3,966	$3,968
Purchased power and fuel	1,318	1,037
Operation and maintenance	1,084	1,487
Wildfire-related claims, net of insurance recoveries	96	425
Wildfire Insurance Fund expense	52	53
Depreciation and amortization	656	583
Property and other taxes	140	126
Other operating income	—	(2)
Total operating expenses	3,346	3,709
Operating income	620	259
Interest expense	(361)	(246)
Other income	119	68
Income before income taxes	378	81
Income tax expense (benefit)	13	(55)
Net income	365	136
Less: Preference stock dividend requirements of SCE	29	26
Less: Preferred stock dividend requirement of Edison International	26	26
Net income attributable to Edison International common shareholders	$310	$84
Basic earnings per share:
Weighted average shares of common stock outstanding	383	381
Basic earnings per common share attributable to Edison International common shareholders	$0.81	$0.22
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	384	382
Diluted earnings per common share attributable to Edison International common shareholders	$0.81	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended
	March 31,
(in millions, unaudited)	2023	2022
Net income	$365	$136
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	2
Foreign currency translation adjustments	2	—
Other comprehensive income, net of tax	2	2
Comprehensive income	367	138
Less: Comprehensive income attributable to noncontrolling interests	29	26
Comprehensive income attributable to Edison International	$338	$112

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	March 31,	December 31,
(in millions, unaudited)	2023	2022
ASSETS
Cash and cash equivalents	$836	$914
Receivables, less allowances of $323 and $347 for uncollectible accounts at respective dates	1,451	1,695
Accrued unbilled revenue	766	641
Inventory	500	474
Prepaid expenses	311	248
Regulatory assets	2,817	2,497
Wildfire Insurance Fund contributions	204	204
Other current assets	325	397
Total current assets	7,210	7,070
Nuclear decommissioning trusts	4,093	3,948
Marketable securities	2	5
Other investments	62	50
Total investments	4,157	4,003
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,505 and $12,260 at respective dates	53,955	53,274
Nonutility property, plant and equipment, less accumulated depreciation of $108 and $106 at respective dates	215	212
Total property, plant and equipment	54,170	53,486
Regulatory assets (include $827 and $834 related to Variable Interest Entities "VIEs" at respective dates)	8,151	8,181
Wildfire Insurance Fund contributions	2,104	2,155
Operating lease right-of-use assets	1,346	1,442
Long-term insurance receivables	458	465
Other long-term assets	1,258	1,239
Total long-term assets	13,317	13,482
Total assets	$78,854	$78,041

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	March 31,	December 31,
(in millions, except share amounts, unaudited)	2023	2022
LIABILITIES AND EQUITY
Short-term debt	$1,645	$2,015
Current portion of long-term debt	2,214	2,614
Accounts payable	1,795	2,359
Wildfire-related claims	75	121
Customer deposits	172	167
Regulatory liabilities	425	964
Current portion of operating lease liabilities	420	506
Other current liabilities	1,620	1,601
Total current liabilities	8,366	10,347
Long-term debt (include $809 related to VIEs at both dates)	29,442	27,025
Deferred income taxes and credits	6,280	6,149
Pensions and benefits	413	422
Asset retirement obligations	2,733	2,754
Regulatory liabilities	8,555	8,211
Operating lease liabilities	926	936
Wildfire-related claims	1,600	1,687
Other deferred credits and other long-term liabilities	2,990	2,988
Total deferred credits and other liabilities	23,497	23,147
Total liabilities	61,305	60,519
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares of Series A and 750,000 shares of Series B issued and outstanding at respective dates)	1,978	1,978
Common stock, no par value (800,000,000 shares authorized; 382,659,081 and 382,208,498 shares issued and outstanding at respective dates)	6,223	6,200
Accumulated other comprehensive loss	(9)	(11)
Retained earnings	7,456	7,454
Total Edison International's shareholders' equity	15,648	15,621
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,549	17,522
Total liabilities and equity	$78,854	$78,041

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2023	2022
Cash flows from operating activities:
Net income	$365	$136
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	676	624
Allowance for equity during construction	(36)	(30)
Deferred income taxes	12	(55)
Wildfire Insurance Fund amortization expense	52	53
Other	8	11
Nuclear decommissioning trusts	(19)	(34)
Changes in operating assets and liabilities:
Receivables	227	130
Inventory	(29)	(14)
Accounts payable	(508)	(84)
Tax receivables and payables	(9)	54
Other current assets and liabilities	(329)	(30)
Derivative assets and liabilities, net	(99)	35
Regulatory assets and liabilities, net	(296)	259
Wildfire-related insurance receivable	—	(96)
Wildfire-related claims	(133)	(196)
Other noncurrent assets and liabilities	28	29
Net cash (used in) provided by operating activities	(90)	792
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $19 and $20 for the respective periods	1,681	1,713
Long-term debt repaid	(401)	(365)
Short-term debt repaid	(600)	(518)
Common stock issued	10	4
Commercial paper borrowing (repayments), net	960	(306)
Dividends and distribution to noncontrolling interests	(29)	(32)
Common stock dividends paid	(277)	(262)
Preferred stock dividends paid	(52)	(46)
Other	24	17
Net cash provided by financing activities	1,316	205
Cash flows from investing activities:
Capital expenditures	(1,324)	(1,207)
Proceeds from sale of nuclear decommissioning trust investments	951	867
Purchases of nuclear decommissioning trust investments	(932)	(833)
Other	—	16
Net cash used in investing activities	(1,305)	(1,157)
Net decrease in cash, cash equivalents and restricted cash	(79)	(160)
Cash, cash equivalents and restricted cash at beginning of period	917	394
Cash, cash equivalents and restricted cash at end of period	$838	$234

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended
	March 31,
(in millions, unaudited)	2023	2022
Operating revenue	$3,950	$3,961
Purchased power and fuel	1,318	1,037
Operation and maintenance	1,081	1,466
Wildfire-related claims, net of insurance recoveries	96	425
Wildfire Insurance Fund expense	52	53
Depreciation and amortization	656	583
Property and other taxes	139	124
Other operating income	—	(2)
Total operating expenses	3,342	3,686
Operating income	608	275
Interest expense	(300)	(213)
Other income	120	71
Income before income taxes	428	133
Income tax expense (benefit)	29	(40)
Net income	399	173
Less: Preference stock dividend requirements	29	26
Net income available for common stock	$370	$147

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended
	March 31,
(in millions, unaudited)	2023	2022
Net income	$399	$173
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	1
Other comprehensive income, net of tax	—	1
Comprehensive income	$399	$174

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	March 31,	December 31,
(in millions, unaudited)	2023	2022
ASSETS
Cash and cash equivalents	$690	$766
Receivables, less allowances of $323 and $347 for uncollectible accounts at respective dates	1,427	1,675
Accrued unbilled revenue	766	638
Inventory	500	474
Prepaid expenses	333	292
Regulatory assets	2,817	2,497
Wildfire Insurance Fund contributions	204	204
Other current assets	315	384
Total current assets	7,052	6,930
Nuclear decommissioning trusts	4,093	3,948
Other investments	47	36
Total investments	4,140	3,984
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,505 and $12,260 at respective dates	53,955	53,274
Nonutility property, plant and equipment, less accumulated depreciation of $95 and $94 at respective dates	209	206
Total property, plant and equipment	54,164	53,480
Regulatory assets (include $827 and $834 related to VIEs at respective dates)	8,151	8,181
Wildfire Insurance Fund contributions	2,104	2,155
Operating lease right-of-use assets	1,337	1,433
Long-term insurance receivables	133	139
Long-term insurance receivables due from affiliate	334	334
Other long-term assets	1,188	1,171
Total long-term assets	13,247	13,413
Total assets	$78,603	$77,807

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	March 31,	December 31,
(in millions, except share amounts, unaudited)	2023	2022
LIABILITIES AND EQUITY
Short-term debt	$626	$925
Current portion of long-term debt	2,214	2,214
Accounts payable	1,790	2,351
Wildfire-related claims	75	121
Customer deposits	172	167
Regulatory liabilities	425	964
Current portion of operating lease liabilities	419	505
Other current liabilities	1,592	1,578
Total current liabilities	7,313	8,825
Long-term debt (include $809 related to VIEs at both dates)	25,965	24,044
Deferred income taxes and credits	7,693	7,545
Pensions and benefits	103	105
Asset retirement obligations	2,733	2,754
Regulatory liabilities	8,555	8,211
Operating lease liabilities	918	928
Wildfire-related claims	1,600	1,687
Other deferred credits and other long-term liabilities	2,916	2,919
Total deferred credits and other liabilities	24,518	24,149
Total liabilities	57,796	57,018
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,438	8,441
Accumulated other comprehensive loss	(8)	(8)
Retained earnings	8,264	8,243
Total equity	20,807	20,789
Total liabilities and equity	$78,603	$77,807

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2023	2022
Cash flows from operating activities:
Net income	$399	$173
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	673	622
Allowance for equity during construction	(36)	(30)
Deferred income taxes	28	(40)
Wildfire Insurance Fund amortization expense	52	53
Other	2	6
Nuclear decommissioning trusts	(19)	(34)
Changes in operating assets and liabilities:
Receivables	235	130
Inventory	(29)	(14)
Accounts payable	(505)	(79)
Tax receivables and payables	(9)	36
Other current assets and liabilities	(318)	(30)
Derivative assets and liabilities, net	(99)	35
Regulatory assets and liabilities, net	(296)	259
Wildfire-related insurance receivable	—	(96)
Wildfire-related claims	(133)	(196)
Other noncurrent assets and liabilities	35	32
Net cash (used in) provided by operating activities	(20)	827
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $14 and $20 for the respective periods	1,186	1,713
Long-term debt repaid	(1)	(365)
Short-term debt repaid	—	(518)
Commercial paper borrowing (repayment), net	431	(306)
Common stock dividends paid	(350)	(325)
Preference stock dividends paid	(29)	(32)
Other	12	4
Net cash provided by financing activities	1,249	171
Cash flows from investing activities:
Capital expenditures	(1,324)	(1,207)
Proceeds from sale of nuclear decommissioning trust investments	951	867
Purchases of nuclear decommissioning trust investments	(932)	(833)
Other	—	14
Net cash used in investing activities	(1,305)	(1,159)
Net decrease in cash and cash equivalents	(76)	(161)
Cash and cash equivalents at beginning of period	766	280
Cash and cash equivalents at end of period	$690	$119

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

Edison International is the ultimate parent holding company of Southern California Edison Company ("SCE") and Edison Energy, LLC ("Edison Energy Group"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of Southern California. Edison Energy Group is an indirect wholly-owned subsidiary of Edison International and a holding company for Edison Energy, LLC ("Edison Energy") which is engaged in the competitive business of providing decarbonization and energy solutions to commercial, institutional and industrial customers in North America and Europe. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other wholly owned and controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE, its wholly owned and controlled subsidiaries and a variable interest entity, SCE Recovery Funding LLC., of which SCE is the primary beneficiary. All intercompany transactions have been eliminated from the consolidated financial statements.

Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2022 Form 10-K.

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

The December 31, 2022 financial statement data was derived from audited financial statements but does not include all disclosures required by GAAP. Certain prior period amounts have been conformed to the current period's presentation, including the separate presentation of common stock and preference stock dividends in SCE's consolidated statements of cash flows.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	March 31,	December 31,	March 31,	December 31,
(in millions)	2023	2022	2023	2022
Money market funds	$136	$784	$—	$647

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	March 31,	December 31,
(in millions)	2023	2022
Edison International:
Cash and cash equivalents	$836	$914
Short-term restricted cash[1]	2	3
Total cash, cash equivalents and restricted cash	$838	$917
1	Reflected in "Other current assets" on Edison International's consolidated balance sheets.

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

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	March 31, 2023				March 31, 2022
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$334	$20	$354	[2]	$293	$16	$309
Current period provision for uncollectible accounts[1]	20	—	20		54	7	61
Write-offs, net of recoveries	(28)	(2)	(30)		(10)	(7)	(17)
Ending balance	$326	$18	$344	[2]	$337	$16	$353
1	For the three months ended March 31, 2023 and 2022, $14 million and $41 million of the costs were probable of recovery from customers and recorded as regulatory assets, respectively.
2	Approximately $21 million and $7 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended March 31,
(in millions, except per-share amounts)	2023	2022
Basic earnings per share:
Net income attributable to common shareholders	$310	$84
Net income available to common shareholders	$310	$84
Weighted average common shares outstanding	383	381
Basic earnings per share	$0.81	$0.22
Diluted earnings per share:
Net income attributable to common shareholders	$310	$84
Net income available to common shareholders	$310	$84
Income impact of assumed conversions	1	—
Net income available to common shareholders and assumed conversions	$311	$84
Weighted average common shares outstanding	383	381
Incremental shares from assumed conversions	1	1
Adjusted weighted average shares – diluted	384	382
Diluted earnings per share	$0.81	$0.22

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 4,414,113 and 6,533,558 shares of common stock for the three months ended March 31, 2023 and 2022, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition

Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.

Regulatory Proceedings

FERC 2023 Formula Rate Update

In November 2022, SCE filed its 2023 annual update with the FERC with the proposed rates effective January 1, 2023, subject to settlement procedures and refund. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first quarter of 2023 based on the FERC 2023 annual update rate, subject to refund.

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the three months ended March 31, 2023:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2022	$1,978	$6,200	$(11)	$7,454	$15,621	$1,901	$17,522
Net income	—	—	—	336	336	29	365
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	15	—	—	15	—	15
Common stock dividends declared ($0.7375 per share)	—	—	—	(282)	(282)	—	(282)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(52)	(52)	—	(52)
Dividends to noncontrolling interests ($22.281 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	8	—	—	8	—	8
Balance at March 31, 2023	$1,978	$6,223	$(9)	$7,456	$15,648	$1,901	$17,549

The following table provides Edison International's changes in equity for the three months ended March 31, 2022:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789
Net income	—	—	—	110	110	26	136
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	12	—	—	12	—	12
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Preferred stock dividend declared ($26.875 per share for Series A and $17.08333 per share for Series B)	—	—	—	(21)	(21)	—	(21)
Dividends to noncontrolling interests ($11.160 - $35.936 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	7	—	—	7	—	7
Balance at March 31, 2022	$1,977	$6,090	$(52)	$7,716	$15,731	$1,901	$17,632

The following table provides SCE's changes in equity for the three months ended March 31, 2023:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789
Net income	—	—	—	—	399	399
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends on preference stock ($22.281 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(8)	—	—	(8)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at March 31, 2023	$1,945	$2,168	$8,438	$(8)	$8,264	$20,807

The following table provides SCE's changes in equity for the three months ended March 31, 2022:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835
Net income	—	—	—	—	173	173
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock ($11.160 - $35.937 per share)	—	—	—	—	(26)	(26)
Stock-based compensation	—	—	(9)	—	—	(9)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2022	$1,945	$2,168	$7,028	$(31)	$8,542	$19,652

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

In 2022 and 2021, SCE Recovery Funding LLC issued a total of $871 million of securitized bonds and used the proceeds to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service territory, associated with the AB 1054 Excluded Capital Expenditures ("Recovery Property"), until the bonds are paid in full, and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. In April 2023, SCE Recovery Funding LLC issued $775 million of securitized bonds. For further details, see Note 5.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	March 31,	December 31,
(in millions)	2023	2022
Other current assets	$63	$45
Regulatory assets: non-current	827	834
Regulatory liabilities: current	39	33
Current portion of long-term debt	29	29
Other current liabilities	9	4
Long-term debt[1]	809	809
1	The bondholders have no recourse to SCE.

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

As of the balance sheet date, the carrying amount of assets and liabilities in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2022 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,844 MW and 3,645 MW at March 31, 2023 and 2022, respectively, and the amounts that SCE paid to these projects were $170 million and $106 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of March 31, 2023 and 2022 consisted of investments of $220 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended March 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI
2023
Dividend income	$3	$4	$4	$4	$6
Dividend distributions	3	4	4	4	6
2022
Dividend income	$5	$4	$4	$4	$6
Dividend distributions	5	4	4	4	6

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2023 and December 31, 2022, nonperformance risk was not material for Edison International and SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2023
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$83	$50	$(59)	$74
Money market funds and other	—	22	—	—	22
Nuclear decommissioning trusts:
Stocks[2]	1,667	—	—	—	1,667
Fixed Income[3]	918	1,399	—	—	2,317
Short-term investments, primarily cash equivalents	125	41	—	—	166
Subtotal of nuclear decommissioning trusts[4]	2,710	1,440	—	—	4,150
Total assets	2,710	1,545	50	(59)	4,246
Liabilities at fair value
Derivative contracts	—	56	3	(59)	—
Total liabilities	—	56	3	(59)	—
Net assets	$2,710	$1,489	$47	$—	$4,246

	December 31, 2022
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$392	$67	$(218)	$241
Money market funds and other	647	22	—	—	669
Nuclear decommissioning trusts:
Stocks[2]	1,610	—	—	—	1,610
Fixed Income[3]	941	1,281	—	—	2,222
Short-term investments, primarily cash equivalents	137	64	—	—	201
Subtotal of nuclear decommissioning trusts[4]	2,688	1,345	—	—	4,033
Total assets	3,335	1,759	67	(218)	4,943
Liabilities at fair value
Derivative contracts	—	116	4	(119)	1
Total liabilities	—	116	4	(119)	1
Net assets	$3,335	$1,643	$63	$(99)	$4,942
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 74% SCE's equity investments were in companies located in the United States at both March 31, 2023 and December 31, 2022.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $76 million and $49 million at March 31, 2023 and December 31, 2022, respectively.
4	Excludes net payables of $57 million and $85 million at March 31, 2023 and December 31, 2022, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	March 31,
(in millions)	2023	2022
Fair value of net assets at beginning of period	$63	$44
Settlements	(12)	(3)
Total realized/unrealized losses[1,2]	(4)	(2)
Fair value of net assets at end of period	$47	$39
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
2	There were no material transfers into or out of Level 3 during 2023 and 2022.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
March 31, 2023	$50	$3	Auction prices	CAISO CRR auction prices	$(5.83) - $47.91	$1.47
December 31, 2022	67	4	Auction prices	CAISO CRR auction prices	(7.91) - 3,856.67	1.64

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

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of equity investments of $2 million and $5 million and money market funds of $136 million and $137 million at March 31, 2023 and December 31, 2022, respectively. Assets measured at fair value and classified as Level 2 consisted of short-term investments of $1 million and $2 million at March 31, 2023 and December 31, 2022, respectively. There are no securities classified as Level 3 for Edison International Parent and Other.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	March 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$31,656	$29,616	$29,639	$26,824
SCE	28,180	26,104	26,258	23,469
1	Carrying value is net of debt issuance costs.
2	The fair value of Edison International's and SCE's short-term and long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

In March 2023, SCE issued $750 million of 5.30% first and refunding mortgage bonds due in 2028. The proceeds were used to fund the payment of wildfire claims above the amount of expected insurance proceeds. SCE also issued $450 million of 5.70% first and refunding mortgage bonds due in 2053. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

In March 2023, Edison International Parent issued $500 million of 8.125% junior subordinated notes due in 2053, with interest rate resets every five years at a rate equal to the Five-year U.S. Treasury rate plus a spread of 3.864%. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at March 31, 2023:

(in millions, except for rates)
	Termination	SOFR		Outstanding	Outstanding	Amount
Borrower	date	plus (bps)	Commitment	borrowings	letters of credit	available
Edison International Parent[1,3]	May 2026	128	$1,500	$622	$—	$878
SCE[2,3]	May 2026	108	3,350	628	255	2,467
Total Edison International			$4,850	$1,250	$255	$3,345
1	At March 31, 2023, Edison International Parent had $622 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.61%.
2	At March 31, 2023, SCE had $628 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.63%.
3	Edison International Parent's and SCE's credit facilities have one additional one-year extension option. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Debt Financing Subsequent to March 31, 2023

In April 2023, SCE Recovery Funding LLC issued $775 million of Senior Secured Recovery Bonds, Series 2023-A, in two tranches and used the proceeds to acquire SCE's right, title and interest in and to the Recovery Property. The two tranches of Senior Secured Recovery Bonds consisted of $425 million, 4.697% with final maturity in 2042 and $350 million, 5.112% with final maturity in 2049. For further details, see Note 3. SCE used the proceeds it received from the sale of Recovery Property to pay down the entire $730 million outstanding amount of its green term loan due in May 2023, which was reclassified as a long-term obligation as of March 31, 2023.

Note 6.Derivative Instruments

Derivative financial instruments are used to manage exposure to commodity price risk. These risks are managed in part by entering into forward commodity transactions, including options, swaps and futures. To mitigate credit risk from counterparties in the event of nonperformance, master netting agreements are used whenever possible, and counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.

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

Certain power and gas contracts contain master netting agreements or similar agreements, which generally allow counterparties subject to the agreement to offset amounts when certain criteria are met, such as in the event of default. The objective of netting is to reduce credit exposure. Additionally, to reduce SCE's risk exposures, counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies that have credit ratings for SCE, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was less than $1 million as of March 31, 2023 and December 31, 2022, for which SCE posted no collateral and collateral of $24 million to its counterparties for its derivative liabilities and related outstanding payables as of March 31, 2023 and December 31, 2022, respectively. If the credit-risk-related contingent features underlying these agreements were triggered on March 31, 2023, SCE would be required to post $2 million of collateral, most of which is related to outstanding payables.

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

	March 31, 2023
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term	Subtotal	Short-Term	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$133	$—	$133	$59	$—	$59	$74
Gross amounts offset in the consolidated balance sheets	(59)	—	(59)	(59)	—	(59)	—
Net amounts presented in the consolidated balance sheets	$74	$—	$74	$—	$—	$—	$74

	December 31, 2022
	Derivative Assets			Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term	Subtotal	Short-Term[2]	Long-Term	Subtotal	Net Assets
Commodity derivative contracts
Gross amounts recognized	$459	$—	$459	$120	$—	$120	$339
Gross amounts offset in the consolidated balance sheets	(119)	—	(119)	(119)	—	(119)	—
Cash collateral received	(99)	—	(99)	—	—	—	(99)
Net amounts presented in the consolidated balance sheets	$241	$—	$241	$1	$—	$1	$240
1	Included in "Other current assets" on SCE's consolidated balance sheets.
2	Included in "Other current liabilities" on SCE's consolidated balance sheets.

At March 31, 2023, SCE posted cash collateral and accrued the right to reclaim cash collateral which totaled $95 million, reflected in "Other current asset" on SCE’s consolidated balance sheets.

Financial Statement Impact of Derivative Instruments

SCE recognizes realized gains and losses on derivative instruments as purchased power expense and expects that such gains or losses will be part of the purchased power costs recovered from customers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Due to expected future recovery from customers, unrealized gains and losses are recorded as regulatory assets and liabilities and therefore also do not affect earnings. The remaining effects of derivative activities and related regulatory offsets are reported in cash flows from operating activities in SCE’s consolidated statements of cash flows.

The following table summarizes the components of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2023	2022
Realized gains (losses)	$116	$(19)
Unrealized (losses) gains	(264)	53

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	March 31, 2023	December 31, 2022
Electricity options, swaps and forwards	Gigawatt hours	1,824	1,022
Natural gas options, swaps and forwards	Billion cubic feet	46	42
Congestion revenue rights	Gigawatt hours	36,672	44,028

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to a reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to a reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended March 31, 2023			Three months ended March 31, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$2,076	$1,660	$3,736	$1,985	$1,375	$3,360
Alternative revenue programs and other operating revenue[3]	157	57	214	282	319	601
Total operating revenue	$2,233	$1,717	$3,950	$2,267	$1,694	$3,961
1	SCE recorded CPUC revenue based on an annual revenue requirement set by a methodology established in the GRC proceeding and FERC revenue authorized through a formula rate. For further information, see Note 1.
2	At March 31, 2023 and December 31, 2022, SCE's receivables related to contracts from customers were $2.2 billion and $2.3 billion, respectively, which include accrued unbilled revenue of $766 million and $638 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Deferred Revenue

As of March 31, 2023, SCE has deferred revenue of $377 million related to sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $364 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. The deferred revenue is amortized straight-line over a period of 30 years starting 2021.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2023	2022	2023	2022
Income from operations before income taxes	$378	$81	$428	$133
Provision for income tax at federal statutory rate of 21%	79	17	90	28
Increase (decrease) in income tax from:
State tax, net of federal benefit	(1)	(17)	3	(13)
Property-related	(58)	(45)	(58)	(45)
Other	(7)	(10)	(6)	(10)
Total income tax expense (benefit)	$13	$(55)	$29	$(40)
Effective tax rate	3.4%	(67.9)%	6.8%	(30.1)%

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

Tax Disputes

Tax years that remain open for examination by the IRS and the California Franchise Tax Board ("FTB") are 2019 – 2022 and 2013 – 2022, respectively.

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended
	March 31,
(in millions)	2023	2022
Edison International:
Service cost	$25	$30
Non-service cost (benefit)
Interest cost	45	27
Expected return on plan assets	(54)	(57)
Amortization of net loss	1	1
Regulatory adjustment	(12)	2
Total non-service benefit[1]	$(20)	$(27)
Total expense recognized	$5	$3
SCE:
Service cost	$24	$29
Non-service cost (benefit)
Interest cost	42	25
Expected return on plan assets	(51)	(54)
Amortization of net loss	—	1
Regulatory adjustment	(12)	2
Total non-service benefit[1]	$(21)	$(26)
Total expense recognized	$3	$3
1	Included in "Other Income" on Edison International's and SCE’s consolidated statement of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended
	March 31,
(in millions)	2023	2022
Service cost	$5	$8
Non-service cost (benefit)
Interest cost	18	14
Expected return on plan assets	(27)	(24)
Amortization of net gain	(12)	(12)
Regulatory adjustment	16	14
Total non-service benefit[1]	$(5)	$(8)
Total expense	$—	$—
1	Included in "Other income" on Edison International's and SCE's consolidated statements of income.

Note 10. Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Costs		Fair Values
	Longest	March 31,	December 31,	March 31,	December 31,
(in millions)	Maturity Dates	2023	2022	2023	2022
Municipal bonds	2061	$634	$672	$734	$754
Government and agency securities	2073	1,087	1,025	1,174	1,091
Corporate bonds	2070	379	351	409	377
Short-term investments and receivables/payables[1]	One-year	104	110	109	116
Total debt securities and other		$2,204	$2,158	2,426	2,338
Equity securities				1,667	1,610
Total				$4,093	$3,948
1	Short-term investments included $18 million and $41 million of repurchase agreements payable by financial institutions which earn interest, were fully and 97% secured by U.S. Treasury securities and mature by April 3, 2023 and January 3, 2023 as of March 31, 2023 and December 31, 2022, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.7 billion and $1.6 billion at March 31, 2023 and December 31, 2022, respectively.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $359 million and $321 million at March 31, 2023 and December 31, 2022, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.7 billion and $3.6 billion at March 31, 2023 and December 31, 2022, respectively.

The following table summarizes the gains and losses for the trust investments:

	Three months ended March 31,
(in millions)	2023	2022
Gross realized gains	$71	$15
Gross realized losses	(23)	(16)
Net unrealized gains/(losses) for equity securities	75	(100)

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items do not materially affect earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other hold strategic investments in companies focused on developing electric technologies and services. As of March 31, 2023 and December 31, 2022, these investments consist of $2 million and $5 million of marketable securities, respectively, and $12 million of equity investments without readily determinable fair values (included as "Other investments" on Edison International's consolidated balance sheets) at both dates. For further information of fair value of marketable securities, see Note 4. The equity investments without readily determinable fair values balances included cumulative upward adjustments of $9 million at both March 31, 2023 and December 31, 2022. The cumulative upward adjustments resulted primarily from values determined by additional capital infusions.

The following table summarizes unrealized gains/(losses) for equity investments held at the reporting date, recorded as "Other income" on Edison International's consolidated statements of income:

	Three months ended March 31,
(in millions)	2023	2022
Marketable securities	$(3)	$(2)

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on its consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2023	2022
Current:
Regulatory balancing and memorandum accounts	$2,743	$2,400
Power contracts	49	71
Other	25	26
Total current	2,817	2,497
Long-term:
Deferred income taxes, net of liabilities	5,282	5,178
Unamortized investments, net of accumulated amortization	111	113
Unamortized loss on reacquired debt	106	109
Regulatory balancing and memorandum accounts	1,468	1,589
Environmental remediation	238	241
Recovery assets	827	834
Other	119	117
Total long-term	8,151	8,181
Total regulatory assets	$10,968	$10,678

Regulatory Liabilities

SCE's regulatory liabilities included on its consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2023	2022
Current:
Regulatory balancing and memorandum accounts	$302	$584
Energy derivatives	74	338
Other	49	42
Total current	425	964
Long-term:
Costs of removal	2,608	2,589
Re-measurement of deferred taxes	2,237	2,250
Recoveries in excess of ARO liabilities	1,378	1,231
Regulatory balancing and memorandum accounts	1,317	1,116
Pension and other postretirement benefits	999	1,007
Other	16	18
Total long-term	8,555	8,211
Total regulatory liabilities	$8,980	$9,175

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	March 31,	December 31,
(in millions)	2023	2022
Asset (liability)
Energy resource recovery account	$3	$1,580
Portfolio allocation balancing account	1,381	(73)
New system generation balancing account	46	(63)
Public purpose programs and energy efficiency programs	(1,785)	(1,577)
Base revenue requirement balancing account	1,134	1,108
GRC wildfire mitigation balancing accounts	125	67
Residential uncollectibles balancing account	14	—
Greenhouse gas auction revenue and low carbon fuel standard revenue	(55)	(289)
FERC balancing accounts	(135)	(123)
Wildfire and drought restoration accounts	362	352
Wildfire-related memorandum accounts	1,206	1,168
COVID-19-related memorandum accounts	69	67
Customer service re-platform memorandum account	43	64
Tax accounting memorandum account and pole loading balancing account	153	90
Excess bond and power charge balancing account	(21)	(56)
Other	52	(26)
Asset	$2,592	$2,289

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

As described below, multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison

International have responsibility for the damages caused by debris flows and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides") based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and further alleging that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 confirmed fatalities, with two additional fatalities presumed. One of the presumed fatalities was subsequently confirmed to be associated with the Montecito Mudslides.

The Thomas Fire, the Koenigstein Fire, the Montecito Mudslides (defined below) and the Woolsey Fire are each referred to as a "2017/2018 Wildfire/Mudslide Event," and, collectively, referred to as the "2017/2018 Wildfire/Mudslide Events."

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. As a result of management's first quarter 2023 review, a $90 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of March 31, 2023 was recorded. As a result, Edison International and SCE also recorded expected recoveries through FERC electric rates of $6 million against the charge, and the resulting net charge to earnings was $84 million ($61 million after-tax).

As of March 31, 2023, SCE had paid $7.8 billion under executed settlements, had $135 million to be paid under executed settlements, including $120 million to be paid under the SED Agreement (as defined below), and had $853 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $63 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include an estimate of potential losses related to certain alleged and potential claims made by the California Governor's Office of Emergency Service ("Cal OES") seeking recovery on behalf of itself and 30 state and local government entities that did not pursue their own suits against SCE, but sustained damage in the 2017/2018 Wildfire/Mudslide Events and received funding through the Federal Emergency Management Agency ("FEMA") that was dispersed by the Cal OES. As of the filing of this report, SCE has not concluded that losses related to FEMA funds disbursed by Cal OES are probable.

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

The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not prudently incurred. SCE will seek rate recovery of prudently incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance, other than for any obligations under the SED Agreement (as defined below). See "Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates" below for additional information.

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

As of March 31, 2023, SCE has also entered into settlements with approximately 10,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2022, 2021 and 2020, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $1.7 billion, $1.7 billion and $300 million, respectively, to those individual plaintiffs. In the first quarter of 2023, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $148 million to those individual plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At March 31, 2023 and December 31, 2022, Edison International's and SCE's consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses of $1.0 billion and $1.1 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2022:

(in millions)
Balance at December 31, 2022[1]	$1,119
Increase in accrued estimated losses	90
Amounts paid	(221)
Balance at March 31, 2023[2]	$988
1	At December 31, 2022, $121 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $65 million of settlements executed and $56 million of a short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2022, the $1,687 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $934 million, $64 million of a long term payables under the SED Agreement and other wildfire-related claims estimates of $689 million.
2	At March 31, 2023, $75 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $15 million of settlements executed and $60 million of a short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At March 31, 2023, the $1,600 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $853 million, $60 million of a long term payables under the SED Agreement and other wildfire-related claims estimates of $687 million.

For the three months ended March 31, 2023 and 2022, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Three months ended March 31,
(in millions)	2023	2022
Charge for wildfire-related claims	$90	$416
Expected revenue from FERC customers	(6)	(26)
Total pre-tax charge	84	390
Income tax benefit	(23)	(109)
Total after-tax charge	$61	$281

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

In total, through March 31, 2023, SCE has accrued estimated losses of $8.8 billion, has paid or is obligated to pay approximately $7.9 billion in settlements, including $120 million to be paid under the SED Agreement, and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

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

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $382 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of March 31, 2023, collections have reduced the regulatory assets remaining in the FERC balancing account to $63 million.

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $60 million of capital expenditures and capital related expenses incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of six 2017 fires, primarily the Thomas and Koenigstein Fires. In August 2021, the CPUC issued a final decision which denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications, and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. As required by the final decision with respect to the other four fires, SCE filed supplemental testimony in November 2021 segregating the restoration costs attributable to each such fire. In June 2022, the CPUC approved SCE's entire request with respect to the other four fires. As of March 31, 2023, SCE has $176 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. SCE expects to seek to recover costs incurred for reconstructing its system and restoring service to structures that were damaged or destroyed by the Thomas, Koenigstein and Woolsey Fires in future applications with the CPUC.

Post-2018 Wildfires

Several wildfires have significantly impacted portions of SCE's service territory after 2018 (the wildfires that originated in Southern California after 2018 where SCE's equipment may be alleged to be associated with the fire's ignition are referred to collectively as the "Post-2018 Wildfires"). Numerous claims related to the Post-2018 Wildfires have been initiated against SCE and Edison International. The SED is also conducting investigations with respect to several Post-2018 Wildfires.

Through March 31, 2023, SCE has recorded total estimated losses of $702 million, expected recoveries from insurance of $473 million and expected recoveries through electric rates of $166 million related to the Post-2018 Wildfires. The after-tax net charges to earnings recorded through March 31, 2023 have been $45 million.

As of March 31, 2023, SCE had paid $21 million under executed settlements related to the Post-2018 Wildfires and Edison International's and SCE's estimated losses for remaining alleged and potential claims related to the Post-2018 Wildfires was $681 million. As of the same date, SCE had assets for expected recoveries through insurance of $473 million and through electric rates of $166 million on its consolidated balance sheets related to the Post-2018 Wildfires.

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

2019 Saddle Ridge Fire

The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to 8 fire fighters. In an unsigned and undated report that SCE received in December 2022, the Los Angeles Fire Department stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The Los Angeles Fire Department report noted that no other competent ignition sources other than SCE’s transmission lines were found in the specific origin area of the Saddle Ridge Fire. SCE has been advised that the Los Angeles Fire Department investigation of the Saddle Ridge Fire remains open. A jury trial in the Saddle Ridge Fire litigation is currently set for January 2024. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not accrued a charge for potential losses relating to the Saddle Ridge Fire.

2020 Bobcat Fire

The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The United States Forest Service ("USFS") has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, 1 commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to 6 firefighters. In addition, fire authorities have estimated suppression costs at $80 million. While SCE’s investigation remains ongoing, SCE’s information reflects that a camera in the vicinity of Cogswell Dam captured the initial stages of a fire with the first observed smoke approximately six minutes before a SCE circuit in the area experienced an anomaly (a relay). An investigation into the cause of the Bobcat Fire is being led by the USFS, and the USFS has taken a specific section of an SCE overhead conductor in the vicinity of Cogswell Dam into possession as part of its investigation. SCE understands that the USFS has also taken three tree branches in the area into possession. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Bobcat Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Bobcat Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Coastal Fire

The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire is being led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Coastal Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Coastal Fire and are subject to change as additional information becomes available.

While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Fairview Fire

The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged 5 residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported 2 civilian fatalities, 1 civilian injury and 2 injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (relay) approximately 8 minutes prior to the reported start time of the fire. An investigation into the cause of the Fairview Fire is being led by CAL FIRE. CAL FIRE has retained SCE equipment in connection with its investigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Fairview Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Fairview Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At March 31, 2023 and December 31, 2022, Edison International's and SCE's consolidated balance sheets included accrued estimated losses of $681 million and $682 million, respectively, for the Post-2018 Wildfires.

The following table presents changes in estimated losses since December 31, 2022:

(in millions)
Balance at December 31, 2022	$682
Increase in accrued estimated losses	6
Amounts paid	(7)
Balance at March 31, 2023	$681

For the three months ended March 31, 2023 and 2022, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from insurance and customers, related to the Post-2018 Wildfires as follows, respectively:

	Three months ended March 31,
(in millions)	2023	2022
Edison International and SCE:
Charge for wildfire-related claims	$6	$105
Expected insurance recoveries	—	(96)
Total pre-tax charge	6	9
Income tax benefit	(2)	(2)
Total after-tax charge	$4	$7

Recovery of SCE's losses realized in connection with the Post-2018 Wildfires in excess of available insurance is subject to approval by regulators. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on the probability of future recovery. As discussed above, there is evidence of a California investor-owned utility seeking recovery for uninsured wildfire-related costs and FERC allowing recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that the utility did not meet the CPUC's prudency standard. This evidence was prior to the adoption of AB 1054 on July 12, 2019, after which date AB 1054 clarified that the CPUC must find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. Each of the Post-2018 Wildfires was ignited after July 12, 2019, and SCE has held a valid safety certificate since July 15, 2019. While a California investor-owned utility has not yet sought recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and investor-owned utilities holding a safety certificate at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility’s conduct is raised. As such, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Post-2018 Wildfires, other than for those already authorized for inclusion in electric rates, are probable of recovery through electric rates. As of March 31, 2023, SCE has recorded total expected recoveries related to the Post-2018 Wildfires of $152 million within the WEMA and risk management balancing account and $14 million within the FERC balancing account. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.

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

While SCE's cost of obtaining wildfire insurance coverage from Third-Party Commercial Insurers was lower in 2022 compared to 2021, SCE's cost of obtaining wildfire insurance coverage in recent years is significantly higher than costs incurred prior to the 2017/2018 Wildfire/Mudslide Events due to, among other things, the number of significant wildfire events throughout California and the application of inverse condemnation to investor-owned utilities. While SCE is required to maintain reasonable insurance coverage under AB 1054, SCE may not be able to obtain a reasonable amount of wildfire insurance, at a reasonable cost, from Third-Party Commercial Insurers for future policy periods. Subject to obtaining CPUC approval, SCE plans to expand its use of self-insurance for wildfire insurance coverage. SCE expects to obtain wildfire-specific insurance coverage for the period that will begin on July 1, 2023 from Third-Party Commercial Insurers, through self-insurance, or a combination of both.

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

At March 31, 2023, SCE's recorded estimated minimum liability to remediate its 26 identified material sites (sites with a liability balance at March 31, 2023, in which the upper end of the range of expected costs is at least $1 million) was $254 million, including $164 million related to San Onofre. In addition to these sites, SCE also has 12 immaterial sites with a liability balance as of March 31, 2023, for which the total minimum recorded liability was $3 million. Of the $257 million total environmental remediation liability for SCE, $238 million has been recorded as a regulatory asset. SCE expects to recover $36 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $202 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $118 million and $8 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next five years are expected to range from $8 million to $29 million. Costs incurred for the three months ended March 31, 2023 and 2022 were both $2 million.

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

Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $560 million for San Onofre and $13.7 billion for Palo Verde. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers. SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $65 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $10 million per future incident in any one year. Based on its ownership interests in San Onofre and Palo Verde prior to January 5, 2018, SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.

Note 13. Equity

Common Stock Issuances

As of March 31, 2023, Edison International has not issued any shares through its "at-the-market" ("ATM") program established in August 2022. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $500 million. Edison International has no obligation to sell the remaining shares available under the ATM program.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended March 31, 2023, 324,438 shares of common stock were issued as stock compensation awards for net cash receipts of $11 million, 67,314 shares of new common stock were issued in lieu of distributing $5 million to shareholders opting to receive dividend payments in the form of additional common stock, 29,000 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $2 million as dividend payments and 26,481 shares of common stock were issued to employees through the ESPP for net cash receipts of $2 million.

Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE

	Three months ended March 31,
(in millions)	2023	2022	2023	2022
Beginning balance	$(11)	$(54)	$(8)	$(32)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	—	2	—	1
Foreign currency translation adjustments	2	—	—	—
Change	2	2	—	1
Ending Balance	$(9)	$(52)	$(8)	$(31)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income

Other income net of expenses is as follows:

	Three months ended
	March 31,
(in millions)	2023	2022
SCE other income (expense):
Equity allowance for funds used during construction	$36	$30
Increase in cash surrender value of life insurance policies and life insurance benefits	11	16
Interest income	60	3
Net periodic benefit income – non-service components	26	34
Civic, political and related activities and donations	(9)	(9)
Other	(4)	(3)
Total SCE other income	120	71
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	(3)	(2)
Other	2	(1)
Total Edison International other income	$119	$68

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Three months ended March 31,
(in millions)	2023	2022	2023	2022
Cash payments (receipts):
Interest, net of amounts capitalized	$326	$275	$292	$253
Income taxes, net	—	(60)	—	(42)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	282	267	350	325
Preference stock of SCE	8	4	8	4

SCE's accrued capital expenditures at March 31, 2023 and 2022 were $592 million and $728 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

Note 17. Related-Party Transactions

SCE has previously purchased wildfire liability insurance from EIS, a wholly-owned subsidiary of Edison International. In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million, from EIS for the period to June 30, 2023. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $93 million under which EIS provided insurance protection to SCE. SCE recorded the premium as insurance expense and recorded equal revenue due to customer funding through regulatory cost recovery mechanisms, therefore there was no earnings impact on SCE's consolidated statement of income. EIS recorded the premium as insurance revenue. On the Edison International consolidated statement of income, the EIS insurance revenue eliminated with SCE's insurance expense, therefore the SCE customer revenues increased the earnings of Edison International. The amount of insurance expense and corresponding revenue was $22 million for the three months ended March 31, 2023.

The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	March 31,	December 31,
(in millions)	2023	2022
Prepaid insurance[1]	$53	$106
Long-term insurance receivable due from affiliate	334	334
[1]	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS was $66 million and $39 million for the three months ended March 31, 2023 and 2022, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2023. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

Jointly Owned Utility Plant

Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2022 Form 10-K.

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

As of April 25, 2023, SCE was aware of approximately 150 pending unsettled lawsuits, representing approximately 1,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 100 of the approximately 150 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have opted to pursue trial outside of the settlement program.

Approximately 50 of the approximately 150 pending unsettled lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Many of the Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death.

As of April 25, 2023, SCE was aware of approximately 350 currently pending unsettled lawsuits, representing approximately 3,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Approximately 300 of the 350 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

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

EXHIBITS

Exhibit Number	Description

10.1**	Edison International 2023 Long-Term Incentives Terms and Conditions

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2023, filed on May 2, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2023, filed on May 2, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kate Sturgess	By:	/s/ Kate Sturgess
	Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kate Sturgess Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	May 2, 2023	Date:	May 2, 2023