Form 10-Q
period 2023-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2023-07-27
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of July 20, 2023:
Edison International	383,288,769 Shares
Southern California Edison Company	434,888,104 Shares

i

EXHIBITS	69	Part II, Item 6
SIGNATURES	70

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

ARO(s)	asset retirement obligation(s)
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Capital Structure Compliance Period	January 1, 2023 to December 31, 2025, the current compliance period for SCE's CPUC authorized capital structure
CAPP	California Arrearage Payment Program
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CDP	Coastal Development Permit
CEMA	Catastrophic Event Memorandum Account
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a SCE project to implement a new customer service system
ECS	SCE commercial telecommunications services operated under the name of Edison Carrier Solutions
Edison Energy

Edison Energy, LLC, an indirect wholly-owned subsidiary of Edison International, a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers

Edison International Proxy Statement	Proxy Statement filed with the SEC in connection with Edison International's Annual Meeting of Shareholders held on April 27, 2023
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity that provides electric power and ancillary services to retail customers, other than utilities (investor-owned utilities and CCAs)
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings, used to mitigate the risk of wildfires, that enable quicker relays than under traditional settings
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	Megawatt(s)
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding, a CPUC proceeding to review decommissioning costs
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NSGBA	New System Generation Balancing Account
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
Post-2018 Wildfires	Collectively, all the wildfires that originated in Southern California after 2018 where SCE's equipment may be alleged to be associated with the fire's ignition
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SCE Recovery Funding LLC	a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	an agreement dated October 21, 2021 between SCE and the SED regarding the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Subrogation Plaintiffs	the plaintiffs party to the TKM Subrogation Settlement, representing all the insurance subrogation plaintiffs in the TKM litigation at the time of the settlement
TKM Subrogation Settlement	a settlement entered into by Edison International and SCE in September 2020 in the TKM litigation to which the TKM Subrogation Plaintiffs are party
Track 2	Track 2 of the 2021 GRC addressed the reasonableness of wildfire mitigation costs incurred in 2018 and 2019 that were incremental to amounts authorized in the 2018 GRC
Track 3	Track 3 of the 2021 GRC addressed the reasonableness of wildfire mitigation costs incurred in 2020 that were incremental to amounts authorized in the 2018 GRC
Track 4	Track 4 of the 2021 GRC will address SCE's revenue requirement for 2024
WEMA	Wildfire Expense Memorandum Account
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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, including uninsured wildfire-related and debris flow-related costs, costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred as a result of the COVID-19 pandemic, and increased costs due to supply chain constraints, inflation and rising interest rates;
●	ability of SCE to implement its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
●	risks associated with SCE implementing PSPS, including regulatory fines and penalties, claims for damages and reputational harm;
●	ability of SCE to maintain a valid safety certification, which is required to benefit from certain provisions of AB 1054;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, flooding, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, rotating outages and other operational issues (such as issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard clarified by AB 1054;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, OEIS, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;
●	cost and availability of labor, equipment and materials, including as a result of supply chain constraints and inflation;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;

●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel and other radioactive material, delays, contractual disputes, contractor performance, and cost overruns;
●	ability of Edison International and SCE to obtain sufficient insurance at a reasonable cost or to maintain its customer funded self-insurance program, and to recover the costs of such insurance or, in the event liabilities exceed insured amounts, the ability to recover uninsured losses (including amounts paid for self-insured retention and co-insurance) from customers or other parties;
●	pandemics, such as COVID-19, and other events that cause regional, statewide, national or global disruption, which could impact, among other things, Edison International's and SCE's business, operations, cash flows, liquidity and/or financial results and cause Edison International and SCE to incur unanticipated costs;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, contractor performance, availability of labor, equipment and materials, weather, changes in the CAISO's transmission plans, and governmental approvals;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities, effective tax rates and cash flows;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in the fair value of investments and other assets;
●	changes in interest rates and potential adjustments to SCE's ROE based on changes in Moody's utility bond rate index;
●	changes in rates of inflation (including whether inflation-related adjustments to SCE's authorized revenues allowed by the public utility regulators are commensurate with inflation rates);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Coordinating Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance placed on GHG reduction and other climate related priorities;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations;

●	potential for penalties or disallowance for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition; and
●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered through regulated rate cost escalation provisions or balancing accounts.

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

The MD&A for the six months ended June 30, 2023 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2022 and as compared to the six months ended June 30, 2022. This discussion presumes that the reader has read or has access to the 2022 MD&A.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

Highlights of Operating Results

Edison International is the ultimate parent holding company of SCE and Edison Energy. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of southern California. Edison Energy is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Edison Energy's business activities are currently not material to report as a separate business segment.

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

	Three months ended			Six months ended
	June 30,			June 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net income (loss) attributable to Edison International
SCE	$420	$302	$118	$790	$449	$341
Edison International Parent and Other	(66)	(61)	(5)	(126)	(124)	(2)
Edison International	354	241	113	664	325	339
Less: Non-core items
SCE
Wildfire Insurance Fund expense	(53)	(53)	—	(105)	(106)	1
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(12)	(8)	(4)	(102)	(404)	302
2021 NDCTP probable disallowance	—	—	—	(30)	—	(30)
Customer cancellations of certain ECS data services	(17)	—	(17)	(17)	—	(17)
Employment litigation matter, net of recoveries	10	(23)	33	10	(23)	33
Impairments	—	(64)	64	—	(64)	64
Organizational realignment charge	—	(14)	14	—	(14)	14
Income tax benefits[1]	21	46	(25)	69	172	(103)
Edison International Parent and Other
Customer revenues for EIS insurance contract	22	—	22	44	—	44
Income tax expense[1]	(5)	—	(5)	(9)	—	(9)
Total non-core items	(34)	(116)	82	(140)	(439)	299
Core earnings (losses)
SCE	471	418	53	965	888	77
Edison International Parent and Other	(83)	(61)	(22)	(161)	(124)	(37)
Edison International	$388	$357	$31	$804	$764	$40
1	SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; customer revenues for EIS insurance contract are tax-effected at an estimated statutory rate of approximately 20%.

Edison International's second quarter 2023 earnings increased $113 million from the second quarter of 2022, resulting from an increase in SCE's earnings of $118 million and an increase in Edison International Parent and Other's loss of $5 million. SCE's higher net income consisted of $65 million of lower losses in non-core items and $53 million of higher core earnings. Edison International Parent and Other's increased loss was due to $17 million of higher earnings in non-core items and $22 million of higher core losses. Edison International's earnings for the six months ended June 30, 2023 increased $339 million from the six months ended June 30, 2022, resulting from an increase in SCE's earnings of $341 million and an increase in Edison International Parent and Other's loss of $2 million. SCE's higher net income consisted of $264 million of lower losses in non-core items and $77 million of higher core earnings. Edison International Parent and Other's higher losses consisted of $35 million of higher earnings in non-core items and $37 million of higher core losses.

The increase in SCE's core earnings for the three and six months ended June 30, 2023 from the same period in 2022 was primarily due to revenue from the escalation mechanism set forth in the 2021 GRC final decision and higher interest income on balancing account undercollections, partially offset by higher interest expense.

The increase in Edison International Parent and Other's core losses for the three and six months ended June 30, 2023 was primarily due to higher interest expense.

Consolidated non-core items for the six months ended June 30, 2023 and 2022 primarily included:

●	Charges of $105 million ($76 million after-tax) recorded in 2023 and $106 million ($76 million after-tax) recorded in 2022 from the amortization of SCE's contribution to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" in the 2022 Form 10-K for further information.
●	Charges of $102 million ($73 million after-tax) recorded in 2023 and $404 million ($291 million after-tax) recorded in 2022 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	A charge of $30 million ($21 million after-tax) recorded in 2023 for a probable disallowance related to the reasonableness review of recorded San Onofre Units 2 and 3 decommissioning costs in the 2021 NDCTP. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for more information.
●	A charge of $17 million ($12 million after-tax) recorded in 2023 related to customer cancellations of certain ECS data services. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Insurance recovery of $10 million ($7 million after-tax) recorded in 2023 and a charge of $23 million ($16 million after-tax), net of estimated insurance recoveries, recorded in 2022. Both are related to settlement of an employment litigation matter. SCE and Edison International settled the matter following an atypical jury award.
●	Impairment charges of $64 million ($46 million after-tax) recorded in 2022 including $47 million ($34 million after-tax) related to SCE's CSRP settlement agreement and $17 million ($12 million after-tax) related to historical capital expenditures disallowed in Track 3.
●	A charge of $14 million ($10 million after-tax) recorded in 2022 related to organizational realignment services.
●	Customer revenues of $44 million ($35 million after-tax) recorded in 2023 related to an EIS insurance contract. See "Notes to Consolidated Financial Statements—Note 17. Related-Party Transactions" for further information.

See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.

2025 General Rate Case

SCE filed its 2025 GRC application with the CPUC in May 2023, for the four-year period of 2025 – 2028. In its application, SCE is requesting that the CPUC authorize SCE's test year 2025 revenue requirement of $10.3 billion. This represents a $1.9 billion, or 23% increase over the 2024 revenue requirement that SCE has requested in Track 4, after downward adjustments of $235 million resulting from subsequent decisions after the initial Track 4 filing, including the 2023 to 2025 cost of capital decision and adoption of SCE's expanded customer-funded self-insurance for wildfire-related claims.

SCE's 2025 GRC request also includes proposed revenue requirement increases of approximately $600 million, $700 million and $700 million in 2026, 2027 and 2028, respectively.

SCE's 2025 GRC highlights its focus on safely providing electric service to its customers that is reliable, resilient, and ready for their needs today and the clean energy transition directed by California policy. The critical drivers of SCE's 2025 GRC request include returning to historical levels of infrastructure replacement work necessary for system reliability as wildfire mitigation investments stabilize, investments in reliability and capacity upgrades to ready the grid for increased electrification to meet customer needs and California's electrification and de-carbonization goals, and investments in programs aimed at protecting the safety of the public, customers and SCE's workforce.

For details of 2023 – 2028 capital program forecast and range case, see "—Capital Program."

Capital Program

Total capital expenditures (including accruals) were $2.6 billion for the first six months ended June 30, 2023 and 2022.

Based on the 2025 GRC application, SCE forecasts a $43.5 billion total capital program for 2023 through 2028, which includes CPUC-jurisdictional GRC capital expenditures, CPUC non-GRC capital spending, and FERC capital spending. If all capital expenditures requested in SCE’s 2025 GRC were approved by the CPUC, SCE forecasts total weighted-average rate base incorporating CPUC- and FERC-jurisdictional capital expenditures increasing to $60.9 billion by 2028, a five-year compound annual growth rate of approximately 8% starting from 2023.

Based on management judgment of potential capital spending variability informed by historical precedent of previously authorized amounts, potential permitting delays and other operational considerations, a range case has been prepared reflecting reductions to CPUC-jurisdictional GRC capital expenditures, CPUC non-GRC capital spending and FERC capital spending. Based on the range case, SCE forecasts a $37.8 billion total capital program for 2023 through 2028. This implies total weighted-average rate base incorporating CPUC- and FERC-jurisdictional capital expenditures increasing to
$55.2 billion by 2028.

SCE's 2023 – 2028 forecast for major capital expenditures is set forth in the table below:

							Total
(in billions)	2023	2024	2025	2026	2027	2028	2023 – 2028
Traditional capital expenditures
Distribution	$4.2	$4.1	$5.2	$5.7	$5.6	$5.6	$30.4
Transmission	0.5	0.6	0.8	0.7	0.8	0.6	4.0
Generation	0.2	0.2	0.2	0.2	0.2	0.1	1.1
Subtotal	4.9	4.9	6.2	6.6	6.6	6.3	35.5
Wildfire mitigation-related capital expenditures	1.1	1.3	1.3	1.4	1.5	1.4	8.0
Total capital expenditures	$6.0	$6.2	$7.5	$8.0	$8.1	$7.7	$43.5
Total capital expenditures using range case discussed above	$5.7	$5.7	$6.6	$6.7	$6.7	$6.4	$37.8

In addition to the amounts presented in the table above, SCE expects to make additional CPUC capital investments, the recovery of which will be subject to future regulatory approval. This includes non-GRC programs including an enterprise resource planning software implementation and an advanced metering infrastructure program. In addition, in May 2023, CAISO released its 2022 – 2023 Transmission Plan based on the CPUC's projections that it needs to add more than 40 gigawatts of new resources by 2032. As the incumbent transmission owner for a portion of these transmission projects, SCE expects to construct projects representing at least $2.3 billion of expenditures, most of which will be incurred beyond 2028.

Reflected below is SCE's weighted average annual rate base for 2023 – 2028 incorporating CPUC- and FERC- jurisdictional capital expenditures.

(in billions)	2023	2024	2025	2026	2027	2028
Rate base for expected capital expenditures	$41.9	$44.3	$49.7	$53.3	$57.0	$60.9
Rate base for expected capital expenditures using range case discussed above	$41.6	$43.5	$48.0	$50.3	$52.6	$55.2

For further information regarding the capital program, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview—Capital Program" in the 2022 MD&A.

Customer-Funded Self-Insurance

In May 2023, the CPUC approved a joint petition for modification of the 2021 GRC decision filed by SCE, The Utility Reform Network and the Public Advocates Office, allowing SCE to expand its use of self-insurance. The self-insurance program will be funded through CPUC-jurisdictional rates with $150 million collected for the second half of 2023 and, in the absence of wildfire-related claims, $300 million collected for 2024. These modifications result in a reduction to current revenue requirements of $80 million in 2023 and, subject to adjustment, $160 million in 2024. If losses are accrued for wildfire-related claims, the petition for modification contains an adjustment mechanism that will increase rates in subsequent years as needed, to allow for full recovery of the amounts accrued, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any year, up to a maximum annual contribution of $12.5 million. If adopted in the 2025 GRC, this self-insurance framework would continue, supporting a self-insurance fund of up to
$1.0 billion. Depending upon losses over time, customers will benefit further from SCE's wildfire self-insurance program as a result of not having to fund the recurring costs of SCE purchasing commercial wildfire insurance coverage.

Southern California Wildfires and Mudslides

2017/2018 Wildfire/Mudslide Events

As discussed in the 2022 Form 10-K, multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously settled claims under the Local Public Entity Settlement, the TKM Subrogation Settlement, the Woolsey Subrogation Settlement and the SED Agreement. In addition, SCE has also entered into settlements with approximately 10,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation as of June 30, 2023.

Through June 30, 2023, SCE has accrued estimated losses of $8.8 billion, expected recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through FERC electric rates of $382 million, $339 million of which has been collected, related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through June 30, 2023 have been $4.7 billion.

As of June 30, 2023, SCE had paid $8.1 billion under executed settlements and had $130 million to be paid under executed settlements, including $65 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through June 30, 2023, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018

Wildfire/Mudslide Events was $572 million. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek CPUC-jurisdictional rate recovery of prudently-incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance and FERC-jurisdictional recoveries, other than for any obligations under the SED Agreement. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of approximately $6 billion of uninsured claims by filing future applications with the CPUC. SCE targets the third quarter of 2023 for the first of such cost recovery applications, and expects to request recovery of approximately $2 billion of uninsured claims in that filing related to TKM. In its applications, SCE will also seek associated costs, including legal fees, financing costs and restoration costs. SCE's plans with respect to these filings may be delayed or modified. For example, the filings may be delayed if litigation proceedings related to the 2017/2018 Wildfire/Mudslide Events do not progress as anticipated. Because the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area is the only directly comparable precedent available, SCE believes that there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to the adoption of AB 1054 on July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates.

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

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended June 30, 2023 versus June 30, 2022

	Three months ended June 30, 2023			Three months ended June 30, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,167	$1,782	$3,949	$2,164	$1,832	$3,996
Purchased power and fuel	—	1,147	1,147	—	1,304	1,304
Operation and maintenance	606	629	1,235	790	549	1,339
Wildfire-related claims, net of insurance recoveries	—	—	—	2	—	2
Wildfire Insurance Fund expense	53	—	53	53	—	53
Depreciation and amortization	638	10	648	596	4	600
Property and other taxes	135	13	148	117	2	119
Impairment, net of other operating income	—	—	—	64	—	64
Total operating expenses	1,432	1,799	3,231	1,622	1,859	3,481
Operating income (loss)	735	(17)	718	542	(27)	515
Interest expense	(320)	(8)	(328)	(227)	(7)	(234)
Other income	102	25	127	34	34	68
Income before income taxes	517	—	517	349	—	349
Income tax expense	68	—	68	22	—	22
Net income	449	—	449	327	—	327
Less: Preference stock dividend requirements	29	—	29	25	—	25
Net income available for common stock	$420	$—	$420	$302	$—	$302

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $3 million primarily due to the following:
●	An increase of CPUC-related revenue of $100 million due to the escalation mechanism set forth in the 2021 GRC final decision.
●	An increase of CPUC-related revenue of $25 million related to CSRP revenue requirements approved in 2022 and 2023.
●	An increase of CPUC-related revenue of $24 million related to higher recovery of operating expenses and higher return on rate base from balancing accounts.
●	An increase of FERC-related revenue and other operating revenue of $23 million primarily due to higher FERC-eligible operating expenses and higher late payment charges and increased application fees paid by customers.
●	A decrease of CPUC-related revenue of $169 million mainly due to lower wildfire-related expenses that had been authorized for recovery through Track 2 and Track 3.
●	Lower operation and maintenance expenses of $184 million primarily due to the following:
●	In 2022, SCE recognized $163 million subject to balancing account treatment due to the approval in Track 3 to recover wildfire-related expenses that had been deferred as regulatory assets. The wildfire expenses were offset in revenue.

●	In 2022, SCE recognized a charge of $23 million related to settlement of an employment litigation matter, net of estimated insurance recoveries. In 2023, an additional insurance recovery of $10 million was recognized related to the matter.
●	A charge of $17 million related to customer cancellations of certain ECS data services in 2023. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	A charge of $14 million related to organizational realignment services in 2022.
●	Higher depreciation and amortization expense of $42 million primarily due to increased plant balances in 2023 and recognition of previously deferred CSRP-related expenses.
●	Higher property and other taxes of $18 million primarily due to higher property assessed value in 2023.
●	Higher interest expense of $93 million primarily due to increased borrowing and higher interest rates on long-term debt, short-term debt and balancing account overcollections.
●	SCE recognized an impairment charge of $17 million related to the CPUC decision in Track 3 and a $47 million impairment charge related to a settlement agreement between SCE and The Utility Reform Network ("TURN") in the CSRP proceeding during 2022, with no comparable charges during 2023.
●	Higher other income of $68 million primarily due to a higher interest rate applied to balancing account undercollections.
●	See "Income Taxes" below for the explanation of the $46 million increase in income tax expenses.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Lower purchased power and fuel costs of $157 million, primarily due to lower power and gas prices and lower purchased power volume, partially offset by losses on gas and power hedging activities.
●	Higher operation and maintenance costs of $80 million primarily due to:
●	In May 2023, SCE recognized $205 million of previously deferred WEMA costs related to incremental wildfire insurance premiums that provided coverage for the last six months of 2020. For more information, see "Liquidity and Capital Resources—SCE—Regulatory Proceeding."
●	In 2022, SCE recognized $125 million of previously deferred wildfire mitigation expenses upon approval of Track 3.
●	Higher property and other taxes of $11 million from additional AB 1054 Excluded Capital Expenditures financed through securitization in April 2023.

Six months ended June 30, 2023 versus June 30, 2022

	Six months ended June 30, 2023			Six months ended June 30, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$4,400	$3,499	$7,899	$4,431	$3,526	$7,957
Purchased power and fuel	—	2,465	2,465	—	2,341	2,341
Operation and maintenance	1,276	1,040	2,316	1,580	1,225	2,805
Wildfire-related claims, net of insurance recoveries	96	—	96	427	—	427
Wildfire Insurance Fund expense	105	—	105	106	—	106
Depreciation and amortization	1,287	17	1,304	1,175	8	1,183
Property and other taxes	272	15	287	233	10	243
Impairment, net of other operating income	—	—	—	62	—	62
Total operating expenses	3,036	3,537	6,573	3,583	3,584	7,167
Operating income (loss)	1,364	(38)	1,326	848	(58)	790
Interest expense	(615)	(13)	(628)	(437)	(10)	(447)
Other income	196	51	247	71	68	139
Income before income taxes	945	—	945	482	—	482
Income tax expense (benefit)	97	—	97	(18)	—	(18)
Net income	848	—	848	500	—	500
Less: Preference stock dividend requirements	58	—	58	51	—	51
Net income available for common stock	$790	$—	$790	$449	$—	$449

Earning Activities

Earning activities were primarily affected by the following:

●	Lower operating revenue of $31 million primarily due to the following:
●	A decrease of CPUC-related revenue of $352 million due to lower wildfire-related expenses that had been authorized for recovery during 2022 through Track 2 and Track 3.
●	An increase of CPUC-related revenue of $203 million due to the escalation mechanism set forth in the 2021 GRC decision.
●	An increase of CPUC-related revenue of $89 million related to CSRP revenue requirements approved in 2022 and 2023.
●	An increase of FERC-related revenue of $12 million primarily due to higher rate base and higher FERC-eligible operating expenses.
●	An increase of other operating revenue of $17 million primarily due to higher late payment charges and increased application fees paid by customers.
●	Lower operation and maintenance expenses of $304 million primarily due to the following:
●	In 2022, SCE recognized $404 million of previously deferred wildfire-related expenses upon approval of Track 2 and Track 3, compared to $84 million previously deferred expenses recognized in 2023 primarily related to Track 3 and CSRP approvals. The wildfire and CSRP-related expenses were offset in revenue.

●	In 2022, SCE recognized a charge of $23 million related to settlement of an employment litigation matter, net of estimated insurance recoveries. In 2023, an additional insurance recovery of $10 million was recognized related to the matter.
●	In 2023, SCE recognized a probable disallowance of $30 million related to the 2021 NDCTP. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for more information.
●	A charge of $17 million related to customer cancellations of certain ECS data services in 2023. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	A charge of $14 million related to organizational realignment services in 2022.
●	Wildfire-related claim charges were $90 million and $416 million in 2023 and 2022, respectively, related to the 2017/2018 Wildfire/Mudslide Events. Also included in the charges are $6 million and $11 million recorded in 2023 and 2022, respectively, for self-insured retention expenses related to the Post-2018 Wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Higher depreciation and amortization expense of $112 million primarily due to recognition of previously deferred CSRP-related expenses and increased plant balances in 2023.
●	Higher property and other taxes of $39 million primarily due to higher property assessed value in 2023.
●	Lower impairment and other operating income of $62 million primarily due to impairments of $17 million related to the CPUC decision in Track 3 and $47 million related to a settlement agreement between SCE and TURN in the CSRP proceeding during 2022, with no comparable charges during 2023.
●	Higher interest expense of $178 million primarily due to increased long-term borrowing, higher interest rates on long-term debt, short-term debt and balancing account overcollections.
●	Higher other income of $125 million primarily due to a higher interest rate applied to balancing account undercollections.
●	See "Income Taxes" below for the explanation of the $115 million increase in income tax expenses.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $124 million, primarily due to higher power and gas prices and higher capacity costs, partially offset by lower purchased power volume.
●	Lower operation and maintenance costs of $185 million primarily due to:
●	A decrease of $244 million due to lower recognition of previously deferred wildfire mitigation expenses approved through Track 2 and Track 3 during 2023 than 2022.
●	A decrease of $137 million primarily due to authorization received in the first quarter of 2022 to recover 2020 and 2021 uncollectible costs that had been deferred as regulatory assets.
●	In May 2023, SCE recognized $205 million of previously deferred WEMA costs related to incremental wildfire insurance premium that provide coverage for the last six months of 2020. For more information, see "Liquidity and Capital Resources—SCE—Regulatory Proceeding."

●	Lower other income of $17 million primarily driven by lower net periodic benefit income related to the non-service cost components for SCE's pension and PBOP.

Supplemental Operating Revenue Information

As a result of the CPUC-authorized decoupling mechanism, SCE revenues are not affected by changes in volume of retail electricity sales.

Income Taxes

The increase in income tax expense of $46 million and $115 million for the three and six months ended June 30, 2023, respectively, compared to the same period in 2022 was primarily driven by the increase in pre-tax income. The effective tax rates were 13.2% and 6.3% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rates were 10.3% and (3.7)% for the six months ended June 30, 2023, and 2022, respectively. SCE’s effective tax rate is below the federal statutory rate of 21% for 2023 and 2022 primarily due to the CPUC’s flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred tax expense.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable as segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Edison Energy Group, Inc. (a subsidiary of Edison International) and subsidiaries	$(5)	$(1)	$(7)	$(6)
Corporate expenses and other subsidiaries	(35)	(34)	(67)	(66)
Edison International Parent and Other net loss	$(40)	$(35)	$(74)	$(72)
Preferred stock dividend requirement	26	26	52	52
Edison International Parent and Other net loss attributable to common stock	$(66)	$(61)	$(126)	$(124)

The net loss attributable to common stock from operations of Edison International Parent and Other increased $5 million for the three months ended June 30, 2023, and increased $2 million for the six months ended June 30, 2023 compared to the same periods in 2022, primarily due to higher interest expense, partially offset by customer revenues for an EIS insurance contract. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" and "Notes to Consolidated Financial Statements—Note 17. Related Party Transactions."

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

In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market and bank financings and equity contributions from Edison International Parent, as needed. SCE also has availability under its credit facility to fund cash requirements. SCE also expects to issue additional debt for general corporate purposes, and to finance and refinance debt issued for payment of claims and expenses related to the 2017/2018 Wildfire/Mudslide Events.

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

The cost of capital adjustment mechanism set by the CPUC could impact SCE's results of operations and cash flows. The cost of capital adjustment mechanism's benchmark beginning January 1, 2023 is 4.37%, which is the average Moody's Baa utility bond yield for the 12-month period from October 1, 2021 through September 30, 2022. If the difference between the benchmark and the average of the same index for the 12-month period from October 1, 2022 to September 30, 2023 exceeds 100-basis points, SCE's CPUC-authorized ROE will be adjusted for 2024 by half the amount of the difference (up or down). The average Moody's Baa utility bond yield between October 1, 2022 and July 19, 2023 was 5.72%. The spot rate for Moody's Baa utility bond was 5.61% on July 19, 2023. An average Moody's Baa utility bond yield of 4.05% or higher from July 20, 2023 through September 30, 2023 would trigger the mechanism to adjust upward. For further information see "Business—SCE— Overview of Ratemaking Process" in the 2022 Form 10-K.

Available Liquidity

At June 30, 2023, SCE had cash on hand of $68 million and approximately $2.4 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2027 and the aggregate maximum principal amount may be increased up to $4.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At June 30, 2023, SCE's debt to total capitalization ratio was 0.57 to 1.

At June 30, 2023, SCE was in compliance with all financial covenants that affect access to capital.

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

Wildfire Expense Memorandum Account

SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs that are above authorized levels in its WEMA. In May 2023, the CPUC authorized SCE to recover $207 million of costs recorded in WEMA. The costs are primarily related to incremental wildfire insurance premium expenses and associated costs for wildfire liability insurance policies that provide coverage for the last six months of 2020. The decision denied approximately $7 million of wildfire liability insurance coverage previously allocated to San Onofre, which SCE expects to be eligible for recovery from the nuclear decommissioning trusts or from SCE customers in a future cost recovery proceeding.

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

ERRA Proceeding

In January 2023, as a result of undercollections in ERRA and PABA at the end of 2022 due to higher gas and power prices, SCE filed an expedited ERRA trigger application with the CPUC. In April 2023, the CPUC approved the trigger application, and SCE subsequently filed an advice letter to implement an increased revenue requirement of $454 million over 12 months beginning June 1, 2023. See "Business—SCE—Overview of Ratemaking Process" in 2022 Form 10-K for further information regarding the ERRA trigger mechanism.

2024 FERC Formula Rate Annual Update

In June 2023, SCE provided its preliminary 2024 annual transmission revenue requirement update to interested parties. The update reflects a $286 million decrease in SCE's transmission revenue requirement of $1.1 billion, or 20% lower than amounts included in 2023 annual rates. The decrease is primarily due to returning an overcollection based on actual 2022 costs and lower wildfire-related claims. SCE expects to file its 2024 annual update with the FERC by December 1, 2023 with the proposed rates effective January 1, 2024.

Capital Investment Plan

Major Transmission and Utility Owned Storage Projects

Alberhill System Project

The Alberhill System Project consists of constructing a new 500 kV substation, two 500 kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500 kV transmission line, telecommunication equipment and subtransmission lines in western Riverside County. In June 2023, SCE filed an amended application for a certificate of public convenience and necessity ("CPCN") with technical design modifications and engineering refinements to the proposed project that decreases project costs and reduces GHG emissions. Accordingly, the direct expenditures of the project are estimated to be reduced from $486 million to $472 million. See "Liquidity and Capital Resources—SCE—Capital Investment Plan" in the 2022 Form 10-K for further information.

Eldorado-Lugo-Mohave Upgrade Project

The total costs for the Eldorado-Lugo-Mohave Upgrade Project are expected to exceed amounts currently approved in the CPCN granted by the CPUC due to delays in regulatory approvals, contractor performance issues, COVID-19 and the availability of CAISO outage windows. In May 2023, SCE filed a Petition for Modification of the decision that approved the project to increase the maximum reasonable and prudent cost for the project, which increased the direct expenditures from $247 million to $319 million. SCE expects the project to be in service in 2023. Additional work is also required to mitigate the impact of the project on nearby gas lines and a further Petition for Modification is expected to be filed once the scope and cost of this work is known. See "Liquidity and Capital Resources—SCE—Capital Investment Plan" in the 2022 Form 10-K for further information.

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

Ameresco has advised SCE that it currently expects the 112.5 MW project to be in-service in August 2023 and the 200 MW project to be in-service in September 2023.

Decommissioning of San Onofre

As discussed in the 2022 Form 10-K, in February 2022, SCE filed its application in the 2021 NDCTP with the CPUC requesting reasonableness review of approximately $570 million (SCE share in 2022 dollars) of recorded San Onofre Units 2 and 3 decommissioning costs incurred during the period 2018 to 2020. In May 2023, SCE entered into a settlement with the relevant intervenors under which, subject to CPUC approval, SCE agreed to a disallowance in the 2021 NDCTP of approximately $30 million. SCE has accrued approximately $30 million related to the 2021 NDCTP.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at June 30, 2023, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2023, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel derivative contracts.

In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which a downgrade occurs.

(in millions)
Collateral posted as of June 30, 2023[1]	$274
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	44
Incremental collateral requirements for SCE's financial hedging activities resulting from adverse market price movement[3]	80
Posted and potential collateral requirements	$398
[1]	Net collateral provided to counterparties and other brokers consisted of $129 million in letters of credit and surety bonds and $145 million of cash collateral.
[2]

Represents potential collateral requirements for accounts payable and mark-to-market valuation at June 30, 2023. Requirement varies throughout the period and is generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2023 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.

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

At June 30, 2023, Edison International Parent and Other had cash on hand of $127 million and $1.1 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2027 and the aggregate maximum principal amount may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At June 30, 2023, Edison International's consolidated debt to total capitalization ratio was 0.63 to 1.

At June 30, 2023, Edison International Parent was in compliance with all financial covenants that affect access to capital.

In the first quarter of 2023, Moody's upgraded Edison International's credit rating from Baa3 to Baa2 and revised Edison International's rating outlook from positive to stable. In April 2023, Fitch upgraded Edison International's credit rating from BBB- to BBB and revised Edison International's rating outlook from positive to stable. The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

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

Edison International Income Taxes

Inflation Reduction Act of 2022

On August 16, 2022, the IRA was signed into law. The law imposes a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a specified 3-year period. The CAMT was effective beginning January 1, 2023. Based on the current interpretation of the law and historical financial data, Edison International estimates that it will exceed the $1.0 billion threshold and be subject to CAMT on its consolidated Federal tax returns beginning in 2025. SCE also expects to be subject to CAMT on its stand-alone Federal return beginning in 2025.

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

Historical Cash Flows

SCE

	Six months ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$862	$1,317
Net cash provided by financing activities	1,090	1,096
Net cash used in investing activities	(2,650)	(2,626)
Net decrease in cash and cash equivalents	$(698)	$(213)

Net Cash Provided by Operating Activities

The following table summarizes major categories of net cash for operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2023 and 2022.

	Six months ended June 30,		Change in cash flows
(in millions)	2023	2022	2023/2022
Net income	$848	$500
Non-cash items[1]	1,503	1,326
Subtotal	2,351	1,826	$525
Changes in cash flow resulting from working capital[2]	(703)	(136)	(567)
Regulatory assets and liabilities	(366)	372	(738)
Wildfire related claims[3]	(428)	(609)	181
Other noncurrent assets and liabilities[4]	8	(136)	144
Net cash provided by operating activities	$862	$1,317	$(455)
1	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other income, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, derivative assets and liabilities and other current assets and liabilities.
3	Amount in 2023 represents payments of $507 million for 2017/2018 Wildfire/Mudslide Events and $16 million for Post-2018 Wildfires, partially offset by an increase in wildfire estimated losses of $96 million. Amount in 2022 primarily related to payments for 2017/2018 Wildfire/Mudslide Events of $1.2 billion, partially offset by an increase in estimated losses of $566 million.
4	Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information. 2022 amount also includes outflow from increase in wildfire insurance receivables of $139 million.

Net cash provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2023 by $525 million primarily due to revenue from the escalation mechanism set forth in the 2021 GRC final decision and higher interest income on balancing account undercollections, partially offset by higher interest expense.

The net changes in cash resulting from working capital were outflows of $703 million and $136 million during the six months ended June 30, 2023 and 2022, respectively. The net cash outflow for 2023 was primarily related to decreases in payables of $527 million mainly from payments of power purchase payables and a decrease in gas prices from December 2022, and a $237 million cash outflow for margin and collateral deposits due to the decrease in the market value of power and gas derivatives in 2023. The net cash outflow for 2022 was primarily due to a net increase in unbilled revenue and customer receivables of $400 million, partially offset by an increase in payables.

Net cash (used in) provided by regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $(366) million and $372 million during the six months ended June 30, 2023 and 2022, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2023

●	Net undercollections of BRRBA increased by $458 million primarily due to lower sales volume in 2023 and inclusion in BRRBA of expense previously deferred in WEMA that was authorized for collection in customer rates starting June 2023, partially offset by recovery of prior year undercollections from various tracks of the 2021 GRC.
●	Decreased overcollections of $108 million for GHG revenue mainly related to climate credits provided to customers, partially offset by GHG revenue related to GHG auction revenue received.
●	Net undercollections for ERRA, PABA and NSGBA decreased by $167 million primarily due to recovery of prior PABA and NSGBA undercollections and current year overcollections due to lower energy prices, partially offset by current year undercollections due to lower than forecast sales volume.
●	Undercollections of wildfire related memorandum and balancing accounts decreased by $126 million primarily due to approval to recover expense previously deferred in WEMA, which was transferred to BRRBA for recovery as mentioned above, partially offset by additional wildfire risk mitigation and restoration costs incurred.

2022

●	Net undercollections of BRRBA increased by $679 million primarily due to $401 million of expense authorized under Track 2 for collection in customer rates starting March 2022 over a 36-month period, a revenue requirement of approximately $400 million authorized under Track 3 for collection in customer rates starting October 2022 over a 36-month period, and current year undercollections due to actual billed prices lower than forecast due to timing, partially offset by recovery of prior year undercollections, including 2021 GRC authorized additional revenue requirement for the first nine months of 2021 to be collected over a 27-month period starting October 2021.
●	Undercollections decreased by $701 million related to wildfire risk mitigation memorandum and balancing accounts as a result of approval to recover costs in Track 2 and Track 3, which were transferred to BRRBA for recovery as mentioned above, partially offset by additional wildfire risk mitigation costs incurred.
●	Net undercollections for ERRA, PABA and NSGBA decreased by $92 million primarily due to recovery of prior PABA and NSGBA undercollections, partially offset by current year undercollections due to higher energy prices.
●	Increased overcollections of $274 million for the public purpose and energy efficiency programs as a result of lower program spending due to timing.
●	Increase in overcollections of $139 million for excess California Department of Water Resources ("DWR") bond and power charges to be refunded to customers over a 12-month period beginning in June 2022.
●	Decreased overcollections of $51 million for GHG revenue related to climate credits provided to customers and various transfers, partially offset by GHG auction revenue received.
●	Undercollections of $55 million related to uncollectible expenses from residential customers.
●	Undercollections of $52 million in the CSRP memorandum account related to CSRP post implementation costs.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the six months ended June 30, 2023 and 2022. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Six months ended June 30,
(in millions)	2023	2022
Issuances of long-term debt, including premium/discount and net of issuance costs	$3,044	$2,949
Long-term debt repaid or repurchased	(1,066)	(372)
Short-term debt borrowed	320	—
Short-term debt repaid	(730)	(993)
Commercial paper borrowing (repayment), net	262	(499)
Capital contributions from Edison International Parent	—	700
Payment of common stock dividends to Edison International	(700)	(650)
Payment of preference stock dividends	(58)	(57)
Other	18	18
Net cash provided by financing activities	$1,090	$1,096

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to total capital expenditures of $2.7 billion for both six months ended June 30, 2023 and 2022. In addition, SCE had a net redemption of nuclear decommissioning trust investments of
$60 million and $65 million during the six months ended June 30, 2023 and 2022, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2023	2022
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$49	$25
SCE's decommissioning costs	(116)	(73)
Net cash provided by investing activities:
Proceeds from sale of investments	1,967	2,106
Purchases of investments	(1,907)	(2,041)
Net cash (outflow) inflow	$(7)	$17

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($116 million and $73 million in 2023 and 2022, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($109 million and $90 million in 2023 and 2022 respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Six months ended June 30,
(in millions)	2023	2022
Net cash used in operating activities	$(150)	$(79)
Net cash provided by financing activities	129	23
Net cash used in investing activities	—	(2)
Net decrease in cash, cash equivalents and restricted cash	$(21)	$(58)

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

$150 million and $79 million cash outflows from operating activities in 2023 and 2022, respectively, primarily due to payments relating to interest and operating costs. The 2022 amount is partially offset by $18 million income tax refund received from the California Franchise Tax Board.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Six months ended June 30,
(in millions)	2023	2022
Dividends paid to Edison International common shareholders	$(555)	$(524)
Dividends paid to Edison International preferred shareholders	(52)	(46)
Dividends received from SCE	700	650
Capital contributions to SCE	—	(700)
Long-term debt issuance, net of discount and issuance costs	1,089	—
Long-term debt repayments	(400)	—
Issuance of short-term debt	355	600
Repayments of term loans	(1,000)	—
Commercial paper financing, net	(64)	2
Other	56	41
Net cash provided by financing activities	$129	$23

Contingencies

Edison International's and SCE's contingencies are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."

MARKET RISK EXPOSURES

Edison International's and SCE's primary market risks are described in the 2022 Form 10-K, and there have been no material changes for the six months ended June 30, 2023. For further discussion of market risk exposures, including commodity price risk and credit risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, except per-share amounts, unaudited)	2023	2022	2023	2022
Operating revenue	$3,964	$4,008	$7,930	$7,976
Purchased power and fuel	1,147	1,304	2,465	2,341
Operation and maintenance	1,241	1,361	2,325	2,848
Wildfire-related claims, net of insurance recoveries	—	2	96	427
Wildfire Insurance Fund expense	53	53	105	106
Depreciation and amortization	650	601	1,306	1,184
Property and other taxes	149	120	289	246
Impairment, net of other operating income	—	63	—	61
Total operating expenses	3,240	3,504	6,586	7,213
Operating income	724	504	1,344	763
Interest expense	(392)	(271)	(753)	(517)
Other income	128	66	247	134
Income before income taxes	460	299	838	380
Income tax expense (benefit)	51	7	64	(48)
Net income	409	292	774	428
Less: Preference stock dividend requirements of SCE	29	25	58	51
Less: Preferred stock dividend requirement of Edison International	26	26	52	52
Net income attributable to Edison International common shareholders	$354	$241	$664	$325
Basic earnings per share:
Weighted average shares of common stock outstanding	383	381	383	381
Basic earnings per common share attributable to Edison International common shareholders	$0.92	$0.63	$1.73	$0.85
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	385	383	385	382
Diluted earnings per common share attributable to Edison International common shareholders	$0.92	$0.63	$1.73	$0.85

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2023	2022	2023	2022
Net income	$409	$292	$774	$428
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	4	1	6
Foreign currency translation adjustments	—	—	2	—
Other comprehensive income, net of tax	1	4	3	6
Comprehensive income	410	296	777	434
Less: Comprehensive income attributable to noncontrolling interests	29	25	58	51
Comprehensive income attributable to Edison International	$381	$271	$719	$383

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	June 30,	December 31,
(in millions, unaudited)	2023	2022
ASSETS
Cash and cash equivalents	$195	$914
Receivables, less allowances of $335 and $347 for uncollectible accounts at respective dates	1,717	1,695
Accrued unbilled revenue	756	641
Inventory	511	474
Prepaid expenses	88	248
Regulatory assets	3,656	2,497
Wildfire Insurance Fund contributions	204	204
Other current assets	289	397
Total current assets	7,416	7,070
Nuclear decommissioning trusts	4,126	3,948
Other investments	72	55
Total investments	4,198	4,003
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,662 and $12,260 at respective dates	54,123	53,274
Nonutility property, plant and equipment, less accumulated depreciation of $111 and $106 at respective dates	203	212
Total property, plant and equipment	54,326	53,486
Regulatory assets (include $1,585 and $834 related to Variable Interest Entities "VIEs" at respective dates)	8,621	8,181
Wildfire Insurance Fund contributions	2,053	2,155
Operating lease right-of-use assets	1,231	1,442
Long-term insurance receivables	458	465
Other long-term assets	1,248	1,239
Total long-term assets	13,611	13,482
Total assets	$79,551	$78,041

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	June 30,	December 31,
(in millions, except share amounts, unaudited)	2023	2022
LIABILITIES AND EQUITY
Short-term debt	$1,161	$2,015
Current portion of long-term debt	2,889	2,614
Accounts payable	1,790	2,359
Wildfire-related claims	71	121
Customer deposits	173	167
Regulatory liabilities	797	964
Current portion of operating lease liabilities	315	506
Other current liabilities	1,631	1,601
Total current liabilities	8,827	10,347
Long-term debt (include $1,539 and $809 related to VIEs at respective dates)	29,430	27,025
Deferred income taxes and credits	6,429	6,149
Pensions and benefits	409	422
Asset retirement obligations	2,709	2,754
Regulatory liabilities	8,735	8,211
Operating lease liabilities	916	936
Wildfire-related claims	1,309	1,687
Other deferred credits and other long-term liabilities	3,093	2,988
Total deferred credits and other liabilities	23,600	23,147
Total liabilities	61,857	60,519
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares of Series A and 750,000 shares of Series B issued and outstanding at respective dates)	1,978	1,978
Common stock, no par value (800,000,000 shares authorized; 383,248,837 and 382,208,498 shares issued and outstanding at respective dates)	6,270	6,200
Accumulated other comprehensive loss	(8)	(11)
Retained earnings	7,553	7,454
Total Edison International's shareholders' equity	15,793	15,621
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,694	17,522
Total liabilities and equity	$79,551	$78,041

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2023	2022
Cash flows from operating activities:
Net income	$774	$428
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,371	1,216
Allowance for equity during construction	(75)	(61)
Impairment	—	64
Deferred income taxes	63	(48)
Wildfire Insurance Fund amortization expense	105	106
Other	30	40
Nuclear decommissioning trusts	(60)	(65)
Changes in operating assets and liabilities:
Receivables	(46)	(81)
Inventory	(44)	(19)
Accounts payable	(415)	143
Tax receivables and payables	(7)	58
Other current assets and liabilities	(100)	(207)
Derivative assets and liabilities, net	(151)	(22)
Regulatory assets and liabilities, net	(366)	372
Wildfire-related insurance receivable	6	(139)
Wildfire-related claims	(428)	(609)
Other noncurrent assets and liabilities	55	62
Net cash provided by operating activities	712	1,238
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $43 and $34 for the respective periods	4,133	2,949
Long-term debt repaid	(1,466)	(372)
Short-term debt issued	675	600
Short-term debt repaid	(1,730)	(993)
Common stock issued	13	6
Commercial paper borrowing (repayments), net	198	(497)
Dividends and distribution to noncontrolling interests	(58)	(57)
Common stock dividends paid	(555)	(524)
Preferred stock dividends paid	(52)	(46)
Other	61	53
Net cash provided by financing activities	1,219	1,119
Cash flows from investing activities:
Capital expenditures	(2,711)	(2,708)
Proceeds from sale of nuclear decommissioning trust investments	1,967	2,106
Purchases of nuclear decommissioning trust investments	(1,907)	(2,041)
Other	1	15
Net cash used in investing activities	(2,650)	(2,628)
Net decrease in cash, cash equivalents and restricted cash	(719)	(271)
Cash, cash equivalents and restricted cash at beginning of period	917	394
Cash, cash equivalents and restricted cash at end of period	$198	$123

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2023	2022	2023	2022
Operating revenue	$3,949	$3,996	$7,899	$7,957
Purchased power and fuel	1,147	1,304	2,465	2,341
Operation and maintenance	1,235	1,339	2,316	2,805
Wildfire-related claims, net of insurance recoveries	—	2	96	427
Wildfire Insurance Fund expense	53	53	105	106
Depreciation and amortization	648	600	1,304	1,183
Property and other taxes	148	119	287	243
Impairment, net of other operating income	—	64	—	62
Total operating expenses	3,231	3,481	6,573	7,167
Operating income	718	515	1,326	790
Interest expense	(328)	(234)	(628)	(447)
Other income	127	68	247	139
Income before income taxes	517	349	945	482
Income tax expense (benefit)	68	22	97	(18)
Net income	449	327	848	500
Less: Preference stock dividend requirements	29	25	58	51
Net income available for common stock	$420	$302	$790	$449

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2023	2022	2023	2022
Net income	$449	$327	$848	$500
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	3	—	4
Other comprehensive income, net of tax	—	3	—	4
Comprehensive income	$449	$330	$848	$504

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	June 30,	December 31,
(in millions, unaudited)	2023	2022
ASSETS
Cash and cash equivalents	$68	$766
Receivables, less allowances of $335 and $347 for uncollectible accounts at respective dates	1,694	1,675
Accrued unbilled revenue	756	638
Inventory	511	474
Prepaid expenses	87	292
Regulatory assets	3,656	2,497
Wildfire Insurance Fund contributions	204	204
Other current assets	276	384
Total current assets	7,252	6,930
Nuclear decommissioning trusts	4,126	3,948
Other investments	56	36
Total investments	4,182	3,984
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,662 and $12,260 at respective dates	54,123	53,274
Nonutility property, plant and equipment, less accumulated depreciation of $97 and $94 at respective dates	198	206
Total property, plant and equipment	54,321	53,480
Regulatory assets (include $1,585 and $834 related to VIEs at respective dates)	8,621	8,181
Wildfire Insurance Fund contributions	2,053	2,155
Operating lease right-of-use assets	1,222	1,433
Long-term insurance receivables	133	139
Long-term insurance receivables due from affiliate	334	334
Other long-term assets	1,175	1,171
Total long-term assets	13,538	13,413
Total assets	$79,293	$77,807

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	June 30,	December 31,
(in millions, except share amounts, unaudited)	2023	2022
LIABILITIES AND EQUITY
Short-term debt	$781	$925
Current portion of long-term debt	2,889	2,214
Accounts payable	1,780	2,351
Wildfire-related claims	71	121
Customer deposits	173	167
Regulatory liabilities	797	964
Current portion of operating lease liabilities	313	505
Other current liabilities	1,611	1,578
Total current liabilities	8,415	8,825
Long-term debt (include $1,539 and $809 related to VIEs at respective dates)	25,358	24,044
Deferred income taxes and credits	7,859	7,545
Pensions and benefits	102	105
Asset retirement obligations	2,709	2,754
Regulatory liabilities	8,735	8,211
Operating lease liabilities	909	928
Wildfire-related claims	1,309	1,687
Other deferred credits and other long-term liabilities	3,016	2,919
Total deferred credits and other liabilities	24,639	24,149
Total liabilities	58,412	57,018
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,442	8,441
Accumulated other comprehensive loss	(8)	(8)
Retained earnings	8,334	8,243
Total equity	20,881	20,789
Total liabilities and equity	$79,293	$77,807

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2023	2022
Cash flows from operating activities:
Net income	$848	$500
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,360	1,211
Allowance for equity during construction	(75)	(61)
Impairment	—	64
Deferred income taxes	96	(19)
Wildfire Insurance Fund amortization expense	105	106
Other	17	25
Nuclear decommissioning trusts	(60)	(65)
Changes in operating assets and liabilities:
Receivables	(39)	(78)
Inventory	(44)	(19)
Accounts payable	(415)	145
Tax receivables and payables	(6)	40
Other current assets and liabilities	(48)	(202)
Derivative assets and liabilities, net	(151)	(22)
Regulatory assets and liabilities, net	(366)	372
Wildfire-related insurance receivable	6	(139)
Wildfire-related claims	(428)	(609)
Other noncurrent assets and liabilities	62	68
Net cash provided by operating activities	862	1,317
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $31 and $34 for the respective periods	3,044	2,949
Long-term debt repaid	(1,066)	(372)
Short-term debt borrowed	320	—
Short-term debt repaid	(730)	(993)
Capital contributions from Edison International Parent	—	700
Commercial paper borrowing (repayment), net	262	(499)
Common stock dividends paid	(700)	(650)
Preference stock dividends paid	(58)	(57)
Other	18	18
Net cash provided by financing activities	1,090	1,096
Cash flows from investing activities:
Capital expenditures	(2,710)	(2,708)
Proceeds from sale of nuclear decommissioning trust investments	1,967	2,106
Purchases of nuclear decommissioning trust investments	(1,907)	(2,041)
Other	—	17
Net cash used in investing activities	(2,650)	(2,626)
Net decrease in cash and cash equivalents	(698)	(213)
Cash and cash equivalents at beginning of period	766	280
Cash and cash equivalents at end of period	$68	$67

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

Edison International is the ultimate parent holding company of Southern California Edison Company ("SCE") and Edison Energy, LLC ("Edison Energy"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of Southern California. Edison Energy is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE, its controlled subsidiaries and a variable interest entity, SCE Recovery Funding LLC., of which SCE is the primary beneficiary. All intercompany transactions have been eliminated from the consolidated financial statements.

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

The December 31, 2022 financial statement data was derived from the audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements. Certain prior period amounts have been conformed to the current period's presentation, including the separate presentation of common stock and preference stock dividends in SCE's consolidated statements of cash flows.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	June 30,	December 31,	June 30,	December 31,
(in millions)	2023	2022	2023	2022
Money market funds	$123	$784	$5	$647

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	June 30,	December 31,
(in millions)	2023	2022
Edison International:
Cash and cash equivalents	$195	$914
Short-term restricted cash[1]	3	3
Total cash, cash equivalents and restricted cash	$198	$917
1	Reflected in "Other current assets" on Edison International's consolidated balance sheets.

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

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	June 30, 2023				June 30, 2022
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$326	$18	$344		$337	$16	$353
Current period provision for uncollectible accounts[2]	20	1	21		37	2	39
Write-offs, net of recoveries	(20)	(2)	(22)		(10)	(1)	(11)
Ending balance	$326	$17	$343	[1]	$364	$17	$381

	Six months ended				Six months ended
	June 30, 2023				June 30, 2022
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$334	$20	$354	[1]	$293	$16	$309
Current period provision for uncollectible accounts[3]	40	1	41		91	9	100
Write-offs, net of recoveries	(48)	(4)	(52)		(20)	(8)	(28)
Ending balance	$326	$17	$343	[1]	$364	$17	$381
1	Approximately $8 million and $7 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.
2	This includes $13 million and $17 million of incremental costs, for the three months ended June 30, 2023 and 2022, respectively, which were probable of recovery from customers and recorded as regulatory assets.
3	This includes $27 million and $58 million of incremental costs, for the six months ended June 30, 2023 and 2022, respectively, which were probable of recovery from customers and recorded as regulatory assets.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2023	2022	2023	2022
Basic earnings per share:
Net income attributable to common shareholders	$354	$241	$664	$325
Net income available to common shareholders	$354	$241	$664	$325
Weighted average common shares outstanding	383	381	383	381
Basic earnings per share	$0.92	$0.63	$1.73	$0.85
Diluted earnings per share:
Net income attributable to common shareholders	$354	$241	$664	$325
Net income available to common shareholders	$354	$241	$664	$325
Income impact of assumed conversions	—	—	1	—
Net income available to common shareholders and assumed conversions	$354	$241	$665	$325
Weighted average common shares outstanding	383	381	383	381
Incremental shares from assumed conversions	2	2	2	1
Adjusted weighted average shares – diluted	385	383	385	382
Diluted earnings per share	$0.92	$0.63	$1.73	$0.85

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 2,046,312 and 3,990,270 shares of common stock for the three months ended June 30, 2023 and 2022, respectively, and 3,230,213 and 5,261,914 shares of common stock for the six months ended June 30, 2023 and 2022, respectively were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition

Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.

Regulatory Proceedings

FERC 2023 Formula Rate Update

In November 2022, SCE filed its 2023 annual update with the FERC with the proposed rates effective January 1, 2023, subject to settlement procedures and refund. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first six months of 2023 based on the FERC 2023 annual update rate, subject to refund.

Edison Carrier Solutions

SCE operates commercial telecommunications service under the name of Edison Carrier Solutions ("ECS"), leveraging the temporarily available capacity of SCE's telecommunications network. As technology evolves, management is implementing strategic shifts in ECS services, including potential disposition of assets and ceasing to offer certain wire data services. ECS has notified affected customers of its intent to discontinue certain services over time and gave customers the option to discontinue those services. As a result of customer cancellations in the quarter ended June 30, 2023, materials and supplies inventory supporting data services are expected to be sold instead of placed into service and have been written-down to net realizable value, resulting in a charge of $13 million. Labor and other costs of $4 million previously recorded as construction work in progress for projects no longer probable of completion were also charged to expense in the period.

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the three and six months ended June 30, 2023:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2022	$1,978	$6,200	$(11)	$7,454	$15,621	$1,901	$17,522
Net income	—	—	—	336	336	29	365
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	15	—	—	15	—	15
Common stock dividends declared ($0.7375 per share)	—	—	—	(282)	(282)	—	(282)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(52)	(52)	—	(52)
Dividends to noncontrolling interests ($22.281 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	8	—	—	8	—	8
Balance at March 31, 2023	$1,978	$6,223	$(9)	$7,456	$15,648	$1,901	$17,549
Net income	—	—	—	380	380	29	409
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued, net of issuance cost	—	35	—	—	35	—	35
Common stock dividends declared ($0.7375 per share)	—	—	—	(283)	(283)	—	(283)
Dividends to noncontrolling interests ($24.273 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	12	—	—	12	—	12
Balance at June 30, 2023	$1,978	$6,270	$(8)	$7,553	$15,793	$1,901	$17,694

The following table provides Edison International's changes in equity for the three and six months ended June 30, 2022:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789
Net income	—	—	—	110	110	26	136
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	12	—	—	12	—	12
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Preferred stock dividend declared ($26.875 per share for Series A and $17.08333 per share for Series B)	—	—	—	(21)	(21)	—	(21)
Dividends to noncontrolling interests ($11.160 - $35.937 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	7	—	—	7	—	7
Balance at March 31, 2022	$1,977	$6,090	$(52)	$7,716	$15,731	$1,901	$17,632
Net income	—	—	—	267	267	25	292
Other comprehensive income	—	—	4	—	4	—	4
Common stock issued, net of issuance cost	—	27	—	—	27	—	27
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Dividends to noncontrolling interests ($14.017 - $35.937 per share for preference stock)	—	—	—	—	—	(25)	(25)
Noncash stock-based compensation	—	12	—	—	12	—	12
Balance at June 30, 2022	$1,977	$6,129	$(48)	$7,716	$15,774	$1,901	$17,675

The following table provides SCE's changes in equity for the three and six months ended June 30, 2023:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789
Net income	—	—	—	—	399	399
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends on preference stock ($22.281 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(8)	—	—	(8)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at March 31, 2023	$1,945	$2,168	$8,438	$(8)	$8,264	$20,807
Net income	—	—	—	—	449	449
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($24.273 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(3)	—	—	(3)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at June 30, 2023	$1,945	$2,168	$8,442	$(8)	$8,334	$20,881

The following table provides SCE's changes in equity for the three and six months ended June 30, 2022:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835
Net income	—	—	—	—	173	173
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock ($11.160 - $35.937 per share)	—	—	—	—	(26)	(26)
Stock-based compensation	—	—	(9)	—	—	(9)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2022	$1,945	$2,168	$7,028	$(31)	$8,542	$19,652
Net income	—	—	—	—	327	327
Other comprehensive income	—	—	—	3	—	3
Capital contribution from Edison International Parent	—	—	700	—	—	700
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preferred and preference stock ($14.017 - $35.937 per share for preference stock)	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	(1)	—	—	(1)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at June 30, 2022	$1,945	$2,168	$7,732	$(28)	$8,520	$20,337

Note 3.Variable Interest Entities

A VIE is defined as a legal entity that meets one of two conditions: (1) the equity owners do not have sufficient equity at risk, or (2) the holders of the equity investment at risk, as a group, lack any of the following three characteristics: decision-making rights, the obligation to absorb losses or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs. Commercial and operating activities include construction, operation and maintenance, fuel procurement, plant dispatch and compliance with regulatory and contractual requirements.

Variable Interest in VIEs that are Consolidated

SCE Recovery Funding LLC is a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE. SCE Recovery Funding LLC is a VIE and SCE is the primary beneficiary. SCE Recovery Funding LLC was formed in 2021 for the purpose of issuing and servicing securitized bonds related to SCE's AB 1054 Excluded Capital Expenditures.

SCE Recovery Funding LLC has issued a total of $1.6 billion of securitized bonds, of which $775 million was issued in April 2023. The proceeds were used to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service territory ("Recovery Property"), associated with the AB 1054 Excluded Capital Expenditures, until the bonds are paid in full, and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. For further details, see Note 5.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	June 30,	December 31,
(in millions)	2023	2022
Other current assets	$38	$45
Regulatory assets: non-current	1,585	834
Regulatory liabilities: current	10	33
Current portion of long-term debt[1]	54	29
Other current liabilities	11	4
Long-term debt[1]	1,539	809
1	The bondholders have no recourse to SCE. The long-term debt balance is net of unamortized debt issuance costs.

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

As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2022 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,368 MW and 3,366 MW at June 30, 2023 and 2022, respectively. The amounts that SCE paid to these projects were $129 million and $126 million for the three months ended June 30, 2023 and 2022, respectively, and $285 million and $207 million for the six months ended June 30, 2023 and 2022, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Series G, Series H, Series J, Series K, and Series L Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series G, Series H, Series J, Series K, or Series L Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust. The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities, if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of June 30, 2023 and December 31, 2022 consisted of investments of $220 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

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

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2023 and December 31, 2022, nonperformance risk was not material for Edison International and SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2023
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$11	$13	$(11)	$13
Money market funds and other	5	22	—	—	27
Nuclear decommissioning trusts:
Stocks[2]	1,632	—	—	—	1,632
Fixed Income[3]	936	1,404	—	—	2,340
Short-term investments, primarily cash equivalents	219	31	—	—	250
Subtotal of nuclear decommissioning trusts[4]	2,787	1,435	—	—	4,222
Total assets	2,792	1,468	13	(11)	4,262
Liabilities at fair value
Derivative contracts	—	62	1	(63)	—
Total liabilities	—	62	1	(63)	—
Net assets	$2,792	$1,406	$12	$52	$4,262

	December 31, 2022
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$392	$67	$(218)	$241
Money market funds and other	647	22	—	—	669
Nuclear decommissioning trusts:
Stocks[2]	1,610	—	—	—	1,610
Fixed Income[3]	941	1,281	—	—	2,222
Short-term investments, primarily cash equivalents	137	64	—	—	201
Subtotal of nuclear decommissioning trusts[4]	2,688	1,345	—	—	4,033
Total assets	3,335	1,759	67	(218)	4,943
Liabilities at fair value
Derivative contracts	—	116	4	(119)	1
Total liabilities	—	116	4	(119)	1
Net assets	$3,335	$1,643	$63	$(99)	$4,942
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 75% and 74% SCE's equity investments were in companies located in the United States at June 30, 2023 and December 31, 2022, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $77 million and $49 million at June 30, 2023 and December 31, 2022, respectively.
4	Excludes net payables of $96 million and $85 million at June 30, 2023 and December 31, 2022, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Fair value of net assets at beginning of period	$47	$39	$63	$44
Sales	(1)	(6)	(1)	(6)
Settlements	(12)	(26)	(24)	(29)
Total realized/unrealized (losses)/gains[1]	(22)	25	(26)	23
Fair value of net assets at end of period	$12	$32	$12	$32
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

There were no material transfers into or out of Level 3 during 2023 and 2022.

The following table sets forth SCE's valuation techniques and significant unobservable inputs used to determine fair value for significant Level 3 assets and liabilities:

	Fair Value			Significant		Weighted
	(in millions)		Valuation	Unobservable	Range	Average
	Assets	Liabilities	Technique	Input	(per MWh)	(per MWh)
Congestion revenue rights
June 30, 2023	$13	$1	Auction prices	CAISO CRR auction prices	$(7.54) - $47.91	$0.56
December 31, 2022	67	4	Auction prices	CAISO CRR auction prices	(7.91) - 3,856.67	1.64

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

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of equity investments of $1 million and $5 million and money market funds of $118 million and $137 million at June 30, 2023 and December 31, 2022, respectively. Assets measured at fair value and classified as Level 2 consisted of short-term investments of $2 million at both June 30, 2023 and December 31, 2022. There are no securities classified as Level 3 for Edison International Parent and Other.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	June 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$32,319	$29,670	$29,639	$26,824
SCE	28,247	25,618	26,258	23,469
1	Carrying value is net of debt issuance costs.
2	The fair value of long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

In the first quarter of 2023, SCE issued $750 million of 5.30% first and refunding mortgage bonds due in 2028. The proceeds were used to fund the payment of wildfire claims above the amount of expected insurance proceeds. SCE also issued $450 million of 5.70% first and refunding mortgage bonds due in 2053. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

In the first quarter of 2023, Edison International Parent issued $500 million of 8.125% junior subordinated notes due in 2053. The interest rate resets every five years at a rate equal to the five-year U.S. Treasury rate plus a spread of 3.864%. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

In the second quarter of 2023, SCE issued $400 million of 4.90% first and refunding mortgage bonds due in 2026. The proceeds were used to fund the payment of wildfire claims above the amount of expected insurance proceeds. SCE also issued $700 million of 5.875% first and refunding mortgage bonds due in 2053. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

In the second quarter of 2023, Edison International Parent issued $600 million of 5.25% senior notes due in 2028. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

Senior Secured Recovery Bonds

In April 2023, SCE Recovery Funding LLC issued $775 million of Senior Secured Recovery Bonds, Series 2023-A, in two tranches and used the proceeds to acquire SCE's right, title and interest in and to the Recovery Property. The two tranches of Senior Secured Recovery Bonds consisted of $425 million, 4.697% with final maturity in 2042 bonds and $350 million, 5.112% with final maturity in 2049 bonds. For further details, see Note 3. SCE used the proceeds it received from the sale of Recovery Property to pay down the entire $730 million outstanding amount of a term loan due in May 2023.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at June 30, 2023:

(in millions, except for rates)
Borrower	Termination Date	Secured Overnight Financing Rate ("SOFR") plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2027	128	$1,500	$387	$—	$1,113
SCE[2,3]	May 2027	108	3,350	785	122	2,443
Total Edison International			$4,850	$1,172	$122	$3,556
1	At June 30, 2023, Edison International Parent had $387 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.84%.
2	At June 30, 2023, SCE had $785 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.63%.
3	In May 2023, Edison International Parent and SCE amended their credit facilities to extend the maturity date to May 2027, with two additional one year extension options. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

I se

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

Credit and Default Risk

Credit and default risk represent the potential impact that can be caused if a counterparty were to default on its contractual obligations and SCE would be exposed to spot markets for buying replacement power and natural gas or selling excess power and natural gas. In addition, SCE would be exposed to the risk of non-payment of accounts receivable, primarily related to the sales of excess power and natural gas and realized gains on derivative instruments.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies that have credit ratings for SCE, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was less than $1 million as of June 30, 2023 and December 31, 2022, for which SCE posted no collateral and collateral of $24 million for its outstanding payables as of June 30, 2023 and December 31, 2022, respectively. If the credit-risk-related contingent features underlying these agreements were triggered on June 30, 2023, SCE would not be required to post any additional collateral.

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

	June 30, 2023
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term	Net Assets
Commodity derivative contracts
Gross amounts recognized	$24	$63	$(39)
Gross amounts offset in the consolidated balance sheets	(11)	(11)	—
Cash collateral posted	—	(52)	52
Net amounts presented in the consolidated balance sheets	$13	$—	$13

	December 31, 2022
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term[2]	Net Assets
Commodity derivative contracts
Gross amounts recognized	$459	$120	$339
Gross amounts offset in the consolidated balance sheets	(119)	(119)	—
Cash collateral received	(99)	—	(99)
Net amounts presented in the consolidated balance sheets	$241	$1	$240
1	Included in "Other current assets" on SCE's consolidated balance sheets.
2	Included in "Other current liabilities" on SCE's consolidated balance sheets.

At June 30, 2023, SCE posted cash collateral and accrued the right to reclaim cash collateral totaled $161 million, of which $52 million was offset against derivative liabilities and $109 million was reflected in "Other current assets" on SCE's consolidated balance sheets.

Financial Statement Impact of Derivative Instruments

SCE recognizes realized gains and losses on derivative instruments as purchased power expense and expects that such gains or losses will be part of the purchased power costs recovered from customers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Due to the expected future recovery from customers, unrealized gains and losses are recorded as regulatory assets and liabilities and therefore, also do not affect earnings. The remaining effects of derivative activities and related regulatory offsets are reported in cash flows from operating activities in SCE’s consolidated statements of cash flows.

The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Realized	$(7)	$129	$109	$110
Unrealized	(114)	(88)	(378)	(35)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	June 30, 2023	December 31, 2022
Electricity options, swaps and forwards	Gigawatt hours	2,364	1,022
Natural gas options, swaps and forwards	Billion cubic feet	45	42
Congestion revenue rights	Gigawatt hours	24,290	44,028

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to a reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to a reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended June 30, 2023			Three months ended June 30, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenue from contracts with customers[1,2]	$2,043	$1,546	$3,589	$1,978	$2,022	$4,000
Alternative revenue programs and other operating revenue[3]	124	236	360	186	(190)	(4)
Total operating revenue	$2,167	$1,782	$3,949	$2,164	$1,832	$3,996

	Six months ended June 30, 2023			Six months ended June 30, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1,2]	$4,119	$3,206	$7,325	$3,963	$3,397	$7,360
Alternative revenue programs and other operating revenue[3]	281	293	574	468	129	597
Total operating revenue	$4,400	$3,499	$7,899	$4,431	$3,526	$7,957
1	SCE recorded CPUC revenue based on an annual revenue requirement set by a methodology established in the GRC proceeding and FERC revenue authorized through a formula rate. For further information, see Note 1.
2	At June 30, 2023 and December 31, 2022, SCE's receivables related to contracts from customers were $2.3 billion for both periods, which include accrued unbilled revenue of $756 million and $638 million, respectively.
3	Includes differences between amounts billed and authorized levels for both the CPUC and FERC.

Deferred Revenue

As of June 30, 2023, SCE has deferred revenue of $374 million related to sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $361 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. The deferred revenue is amortized straight-line over a period of 30 years starting 2021.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Edison International:
Income from operations before income taxes	$460	$299	$838	$380
Provision for income tax at federal statutory rate of 21%	97	63	176	80
Increase (decrease) in income tax from:
State tax, net of federal benefit	1	(4)	—	(21)
Property-related	(47)	(48)	(105)	(93)
Other	—	(4)	(7)	(14)
Total income tax expense (benefit)	$51	$7	$64	$(48)
Effective tax rate	11.1%	2.3%	7.6%	(12.6)%
SCE:
Income from operations before income taxes	$517	$349	$945	$482
Provision for income tax at federal statutory rate of 21%	109	73	198	101
Increase (decrease) in income tax from:
State tax, net of federal benefit	8	—	11	(13)
Property-related	(47)	(48)	(105)	(93)
Other	(2)	(3)	(7)	(13)
Total income tax expense (benefit)	$68	$22	$97	$(18)
Effective tax rate	13.2%	6.3%	10.3%	(3.7)%

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

Tax Disputes

In 2020, Edison International recorded favorable tax positions in connection with the Edison Mission Energy bankruptcy that were fully reserved. Based on information identified during the second quarter of 2023, the Company wrote off the total claim and related reserve in the amount of approximately $268 million.

Tax years that remain open for examination by the IRS and the California Franchise Tax Board ("FTB") are 2019 – 2022 and 2013 – 2022, respectively.

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Edison International:
Service cost	$25	$30	$50	$60
Non-service cost (benefit)
Interest cost	45	27	90	54
Expected return on plan assets	(54)	(57)	(108)	(114)
Settlement costs	—	3	—	3
Amortization of net loss[1]	1	1	2	2
Regulatory adjustment	(12)	2	(24)	4
Total non-service benefit[2]	$(20)	$(24)	$(40)	$(51)
Total expense	$5	$6	$10	$9
SCE:
Service cost	$24	$29	$48	$58
Non-service cost (benefit)
Interest cost	42	25	84	50
Expected return on plan assets	(51)	(54)	(102)	(108)
Settlement costs	—	3	—	3
Amortization of net loss[1]	—	1	—	2
Regulatory adjustment	(12)	2	(24)	4
Total non-service benefit[2]	$(21)	$(23)	$(42)	$(49)
Total expense	$3	$6	$6	$9
1	Represents the amount of net loss reclassified from other comprehensive loss.
2	Included in "Other Income" on Edison International's and SCE’s consolidated statements of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Service cost	$5	$8	$10	$16
Non-service cost (benefit)
Interest cost	18	14	36	28
Expected return on plan assets	(27)	(24)	(54)	(48)
Amortization of net gain	(12)	(12)	(24)	(24)
Regulatory adjustment	16	14	32	28
Total non-service benefit[1]	$(5)	$(8)	$(10)	$(16)
Total expense	$—	$—	$—	$—
1	Included in "Other income" on Edison International's and SCE's consolidated statements of income.

Note 10. Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Costs		Fair Values
	Longest	June 30,	December 31,	June 30,	December 31,
(in millions)	Maturity Dates	2023	2022	2023	2022
Municipal bonds	2061	$617	$672	$704	$754
Government and agency securities	2073	1,151	1,025	1,222	1,091
Corporate bonds	2070	386	351	414	377
Short-term investments and receivables/payables[1]	One-year	146	110	154	116
Total debt securities and other		$2,300	$2,158	2,494	2,338
Equity securities				1,632	1,610
Total				$4,126	$3,948
1	Short-term investments included $9 million and $41 million of repurchase agreements payable by financial institutions which earn interest, were fully and 97% secured by U.S. Treasury securities and mature by July 3, 2023 and January 3, 2023 as of June 30, 2023 and December 31, 2022, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.6 billion at both June 30, 2023 and December 31, 2022.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $352 million and $321 million at June 30, 2023 and December 31, 2022, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.8 billion and $3.6 billion at June 30, 2023 and December 31, 2022, respectively.

The following table summarizes the gains and losses for the trust investments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Gross realized gains	$124	$74	$195	$89
Gross realized losses	(8)	(45)	(31)	(61)
Net unrealized (losses)/gains for equity securities	(11)	(332)	64	(432)

Due to regulatory mechanisms, changes in assets of the trusts from income or loss items do not materially affect earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other hold strategic investments in companies focused on developing electric technologies and services, included as "Other investments" on Edison International's consolidated balance sheets. As of June 30, 2023 and December 31, 2022, these investments consist of $1 million and $5 million of marketable securities, respectively, and $12 million of equity investments without readily determinable fair values at both dates. For further information of fair value and unrealized gains/(losses) of marketable securities, which are recorded in "Other income" on Edison Internationals' consolidated statements of income, see Note 4 and Note 15, respectively. The equity investments without readily determinable fair values balances included cumulative upward adjustments of $9 million at both June 30, 2023 and December 31, 2022. The cumulative upward adjustments resulted primarily from values determined by additional capital infusions.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on its consolidated balance sheets are:

	June 30,	December 31,
(in millions)	2023	2022
Current:
Regulatory balancing and memorandum accounts	$3,574	$2,400
Power contracts	23	71
Energy derivatives	39	—
Other	20	26
Total current	3,656	2,497
Long-term:
Deferred income taxes, net of liabilities	5,366	5,178
Unamortized investments, net of accumulated amortization	110	113
Unamortized loss on reacquired debt	103	109
Regulatory balancing and memorandum accounts	1,107	1,589
Environmental remediation	234	241
Recovery assets	1,585	834
Other	116	117
Total long-term	8,621	8,181
Total regulatory assets	$12,277	$10,678

Regulatory Liabilities

SCE's regulatory liabilities included on its consolidated balance sheets are:

	June 30,	December 31,
(in millions)	2023	2022
Current:
Regulatory balancing and memorandum accounts	$779	$584
Energy derivatives	—	338
Other	18	42
Total current	797	964
Long-term:
Costs of removal	2,705	2,589
Re-measurement of deferred taxes	2,224	2,250
Recoveries in excess of ARO liabilities	1,444	1,231
Regulatory balancing and memorandum accounts	1,353	1,116
Pension and other postretirement benefits	992	1,007
Other	17	18
Total long-term	8,735	8,211
Total regulatory liabilities	$9,532	$9,175

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	June 30,	December 31,
(in millions)	2023	2022
Asset (liability)
Energy resource recovery account	$(471)	$1,580
Portfolio allocation balancing account	1,613	(73)
New system generation balancing account	135	(63)
Public purpose programs and energy efficiency programs	(1,900)	(1,577)
Base revenue requirement balancing account	1,566	1,108
GRC wildfire mitigation balancing accounts	192	67
Residential uncollectibles balancing account	28	—
Greenhouse gas auction revenue and low carbon fuel standard revenue	(181)	(289)
FERC balancing accounts	(114)	(123)
Wildfire and drought restoration accounts	383	352
Wildfire-related memorandum accounts	886	1,168
COVID-19-related memorandum accounts	69	67
Customer service re-platform memorandum account	70	64
Tax accounting memorandum account and pole loading balancing account	192	90
Excess bond and power charge balancing account	9	(56)
Other	72	(26)
Asset	$2,549	$2,289

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

While investigations into the cause of a wildfire event are conducted by one or more fire agencies, fire agency findings do not determine legal causation of or assign legal liability for a wildfire event. Final determinations of legal causation and liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes and settlements may be reached before determinations of legal liability are ever made. Even when investigations are still pending or legal liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged.

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

As described below, multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by debris flows and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides") based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and further alleging that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 confirmed fatalities, with two additional fatalities presumed but not officially confirmed.

The Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire are each referred to as a "2017/2018 Wildfire/Mudslide Event," and, collectively, referred to as the "2017/2018 Wildfire/Mudslide Events."

As of June 30, 2023, SCE had paid $8.1 billion under executed settlements, had $130 million to be paid under executed settlements, including $65 million to be paid under the SED Agreement (as defined below), and had $572 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $43 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

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

Thomas Fire

On March 13, 2019, the VCFD and CAL FIRE jointly issued a report concluding, after ruling out other possible causes, that the Thomas Fire was started by SCE power lines coming into contact during high winds, resulting in molten metal falling to the ground. However, the report does not state that their investigation found molten metal on the ground. At this time, based on available information, SCE believes that it is likely that its equipment was not associated with the ignition of the Thomas Fire. Based on publicly available radar data showing a smoke plume in the Anlauf Canyon area emerging in advance of the report's indicated start time and other evidence, SCE believes that the Thomas Fire started at least 12 minutes prior to any issue involving SCE's system and at least 15 minutes prior to the start time indicated in the report. SCE is continuing to assess the extent of damages that may be attributable to the Thomas Fire.

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

As of June 30, 2023, SCE has also entered into settlements with approximately 10,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2022, 2021 and 2020, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $1.7 billion, $1.7 billion and $300 million, respectively, to those individual plaintiffs. In the first and second quarters of 2023, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $148 million and $278 million, respectively, to those individual plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At June 30, 2023 and December 31, 2022, Edison International's and SCE's consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses of $702 million and $1.1 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2022:

(in millions)
Balance at December 31, 2022[1]	$1,119
Increase in accrued estimated losses	90
Amounts paid	(507)
Balance at June 30, 2023[2]	$702
1	At December 31, 2022, $121 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $65 million of settlements executed and $56 million of short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2022, the $1,687 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $934 million, $64 million of long term payables under the SED Agreement and other wildfire-related claims estimates of $689 million.
2	At June 30, 2023, $71 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $65 million of settlements executed and $6 million of short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At June 30, 2023, the $1,309 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of
$572 million, $59 million of long term payables under the SED Agreement and other wildfire-related claims estimates of
$678 million.

For the three months and six months ended June 30, 2023 and 2022, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Charge for wildfire-related claims	$—	$—	$90	$416
Expected revenue from FERC customers	—	—	(6)	(26)
Total pre-tax charge	—	—	84	390
Income tax benefit	—	—	(23)	(109)
Total after-tax charge	$—	$—	$61	$281

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

In total, through June 30, 2023, SCE has accrued estimated losses of $8.8 billion, has paid or is obligated to pay approximately $8.3 billion in settlements, including $65 million to be paid under the SED Agreement, and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

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

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $382 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of June 30, 2023, collections have reduced the regulatory assets remaining in the FERC balancing account to $43 million.

In July 2019, SCE filed a CEMA application with the CPUC to seek recovery of, among other things, approximately $60 million of capital expenditures and capital related expenses incurred to restore service to customers and to repair, replace and restore buildings and SCE's facilities damaged or destroyed as a result of six 2017 fires, primarily the Thomas and Koenigstein Fires. In August 2021, the CPUC issued a final decision which denied without prejudice SCE's application to recover a revenue requirement of $8 million for all six 2017 wildfires on the basis that SCE did not demonstrate that it was prudent in relation to the Thomas and Rye fires and had failed to segregate the costs attributable to the other four fires. Of the $8 million revenue requirement that was denied, $6 million was for the Thomas and Rye fires. CAL FIRE has determined that the Thomas and Rye fires were caused by SCE equipment. The decision allows SCE to submit additional applications with the CPUC to recover the costs associated with the Thomas and Rye fires, does not specify a deadline for any such applications, and directs that SCE must prove it was prudent in relation to the Thomas and/or Rye fires, as applicable, in any such future applications. As required by the final decision with respect to the other four fires, SCE filed supplemental testimony in November 2021 segregating the restoration costs attributable to each such fire. In June 2022, the CPUC approved SCE's entire request with respect to the other four fires. As of June 30, 2023, SCE has $173 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events which may not be recoverable. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in future cost recovery proceedings. SCE expects to seek to recover costs incurred for reconstructing its system and restoring service to structures that were damaged or destroyed by the Thomas, Koenigstein and Woolsey Fires in future applications with the CPUC.

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

Through June 30, 2023, SCE has recorded total estimated losses of $702 million, expected recoveries from insurance of $473 million and expected recoveries through electric rates of $166 million related to the Post-2018 Wildfires. The after-tax net charges to earnings recorded through June 30, 2023 have been $45 million.

As of June 30, 2023, SCE had paid $30 million under executed settlements related to the Post-2018 Wildfires and Edison International's and SCE's estimated losses for remaining alleged and potential claims related to the Post-2018 Wildfires was $672 million. As of the same date, SCE had assets for expected recoveries through insurance of $466 million and through electric rates of $166 million on its consolidated balance sheets related to the Post-2018 Wildfires.

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

2020 Bobcat Fire

The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The United States Forest Service ("USFS") has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, 1 commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to 6 firefighters. In addition, fire authorities have estimated suppression costs at $80 million. An investigation into the cause of the Bobcat Fire was led by the USFS. In May 2023, SCE received a report of investigation from the USFS, in which the USFS finds that the Bobcat Fire was caused when an SCE electrical wire made contact with a tree limb. A jury trial in the Bobcat Fire litigation is currently set for January 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Bobcat Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Bobcat Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At June 30, 2023 and December 31, 2022, Edison International's and SCE's consolidated balance sheets included accrued estimated losses of $672 million and $682 million, respectively, for the Post-2018 Wildfires.

The following table presents changes in estimated losses since December 31, 2022:

(in millions)
Balance at December 31, 2022	$682
Increase in accrued estimated losses	6
Amounts paid	(16)
Balance at June 30, 2023	$672

For the three months and six months ended June 30, 2023 and 2022, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from insurance and customers, related to the Post-2018 Wildfires as follows, respectively:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Edison International and SCE:
Charge for wildfire-related claims	$—	$45	$6	$150
Expected insurance recoveries	—	(43)	—	(139)
Total pre-tax charge	—	2	6	11
Income tax benefit	—	(1)	(2)	(3)
Total after-tax charge	$—	$1	$4	$8

Recovery of SCE's losses realized in connection with the Post-2018 Wildfires in excess of available insurance is subject to approval by regulators. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on the probability of future recovery. As discussed above, there is evidence of a California investor-owned utility seeking recovery for uninsured wildfire-related costs and FERC allowing recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that the utility did not meet the CPUC's prudency standard. This evidence was prior to the adoption of AB 1054 on July 12, 2019, after which date AB 1054 clarified that the CPUC must find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. Each of the Post-2018 Wildfires was ignited after July 12, 2019, and SCE has held a valid safety certificate since July 15, 2019. While a California investor-owned utility has not yet sought recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and investor-owned utilities holding a safety certificate at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility’s conduct is raised. As such, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Post-2018 Wildfires, other than for those already authorized for inclusion in electric rates, are probable of recovery through electric rates. As of June 30, 2023, SCE has recorded total expected recoveries related to the Post-2018 Wildfires of $152 million within the WEMA and risk management balancing account and $14 million within the FERC balancing account. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.

Wildfire Insurance Coverage

In May 2023, the CPUC allowed SCE to establish an expanded self-insurance program for wildfire-related costs that will be funded through CPUC-jurisdictional rates, with $150 million collected for the second half of 2023 and, in the absence of wildfire-related claims, $300 million collected for 2024. If losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2024, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any year, up to a maximum annual contribution of $12.5 million. If adopted in the 2025 GRC, this self-insurance framework would continue, supporting a self-insurance fund of up to $1.0 billion. SCE’s self-insurance program meets its obligation to maintain reasonable insurance coverage under AB 1054 for the July 1, 2023 through June 30, 2024 period.

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2022 through June 30, 2023, subject to up to $100 million of self-insured retention and co-insurance per fire, which results in aggregate net coverage of approximately $937 million. Of this coverage, approximately $102 million is provided by EIS and approximately $835 million is provided by other commercial insurance carriers (commercial insurance carriers other than EIS are referred to herein as "Third-Party Commercial Insurers").

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

SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period was approximately $450 million, of which $357 million is paid to Third-Party Commercial Insurers. SCE's wildfire insurance expense for the July 1, 2021 through June 30, 2022 policy period was approximately $437 million, of which $413 million was paid to Third-Party Commercial Insurers. The difference between the Third-Party Commercial Insurer cost and total cost in both policy years was paid in premiums to EIS. Wildfire insurance premiums paid for the July 1, 2021 through June 30, 2022 and July 1, 2022 through June 30, 2023 policy periods are being recovered through customer rates. See Note 17 for further information.

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

At June 30, 2023, SCE's recorded estimated minimum liability to remediate its 25 identified material sites (sites with a liability balance at June 30, 2023, in which the upper end of the range of expected costs is at least $1 million) was $249 million, including $162 million related to San Onofre. In addition to these sites, SCE also has 13 immaterial sites with a liability balance as of June 30, 2023, for which the total minimum recorded liability was $3 million. Of the $252 million total environmental remediation liability for SCE, $234 million has been recorded as a regulatory asset. SCE expects to recover $35 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $199 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $120 million and $7 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next five years are expected to range from $8 million to $28 million. Costs incurred for the six months ended June 30, 2023 and 2022 were $7 million and $4 million, respectively.

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

Nuclear Insurance

SCE is a member of Nuclear Electric Insurance Limited ("NEIL"), a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $50 million and $1.1 billion, respectively. If NEIL losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $24 million per year.

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

Note 13. Equity

Common Stock Issuances

As of June 30, 2023, Edison International has not issued any shares through its "at-the-market" ("ATM") program established in August 2022. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $500 million. Edison International has no obligation to sell the remaining shares available under the ATM program.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended June 30, 2023, 484,041 shares of common stock were issued as stock compensation awards for net cash receipts of $28 million, 60,691 shares of new common stock were issued in lieu of distributing $4 million to shareholders opting to receive dividend payments in the form of additional common stock and 41,000 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $3 million as dividend payments.

During the six months ended June 30, 2023, 808,479 shares of common stock were issued as stock compensation awards for net cash receipts of $39 million, 128,005 shares of new common stock were issued in lieu of distributing $9 million to shareholders opting to receive dividend payments in the form of additional common stock, 70,000 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $5 million as dividend payments and 26,481 shares of common stock were issued to employees through the ESPP for net cash receipts of $2 million.

Note 14. Accumulated Other Comprehensive Loss

Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$(9)	$(52)	$(11)	$(54)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	1	4	1	6
Foreign currency translation adjustments	—	—	2	—
Change	1	4	3	6
Ending Balance	$(8)	$(48)	$(8)	$(48)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

SCE's accumulated other comprehensive loss, net of tax, consists of:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$(8)	$(31)	$(8)	$(32)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	—	3	—	4
Change	—	3	—	4
Ending Balance	$(8)	$(28)	$(8)	$(28)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income

Other income net of expenses is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
SCE other income (expense):
Equity allowance for funds used during construction	$39	$30	$75	$61
Increase in cash surrender value of life insurance policies and life insurance benefits	9	6	20	21
Interest income	66	15	126	17
Net periodic benefit income – non-service components	26	31	52	65
Civic, political and related activities and donations	(7)	(9)	(16)	(18)
Other	(6)	(5)	(10)	(7)
Total SCE other income	127	68	247	139
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	—	(4)	(3)	(6)
Other	1	2	3	1
Total Edison International other income	$128	$66	$247	$134

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Six months ended June 30,
(in millions)	2023	2022	2023	2022
Cash payments (receipts):
Interest, net of amounts capitalized	$634	$438	$520	$375
Income taxes, net	—	(60)	—	(42)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	283	267	350	325
Preference stock of SCE	8	5	8	5

SCE's accrued capital expenditures at June 30, 2023 and 2022 were $489 million and $609 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 17. Related-Party Transactions

SCE has previously purchased wildfire liability insurance from EIS, a wholly-owned subsidiary of Edison International. In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million, from EIS for the period to June 30, 2023. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $93 million under which EIS provided insurance protection to SCE. SCE recorded the premium as insurance expense and recorded equal revenue due to customer funding through regulatory cost recovery mechanisms, therefore there was no earnings impact on SCE's consolidated statement of income. EIS recorded the premium as insurance revenue. On the Edison International consolidated statement of income, the EIS insurance revenue eliminated with SCE's insurance expense, therefore the SCE customer revenues increased the earnings of Edison International. The amount of insurance expense and corresponding revenue was $22 million for the three months ended June 30, 2023 and $44 million for the six months ended June 30, 2023.

The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	June 30,	December 31,
(in millions)	2023	2022
Prepaid insurance[1]	$—	$106
Long-term insurance receivable due from affiliate	334	334
[1]	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS was $66 million and $40 million for the three months ended June 30, 2023 and 2022, respectively, and $132 million and $79 million for the six months ended June 30, 2023 and 2022, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2023. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

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

As of July 20, 2023, SCE was aware of approximately 120 pending unsettled lawsuits, representing approximately 1,000 plaintiffs, related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 80 of the approximately 120 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have opted to pursue trial outside of the settlement program.

Approximately 50 of the approximately 120 pending unsettled lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Many of the Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death.

As of July 20, 2023, SCE was aware of approximately 300 currently pending unsettled lawsuits, representing approximately 2,000 plaintiffs, related to the Woolsey Fire naming SCE as a defendant. Approximately 260 of the 300 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

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

OTHER INFORMATION

Trading Plans

During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

EXHIBITS

Exhibit Number	Description

10.1

Third Amendment, dated as of May 3, 2023, to the Second Amended and Restated Credit Agreement dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021 and the Second Amendment, dated as of May 4, 2022, by and among Edison International, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.2

Third Amendment, dated as of May 3, 2023, to the Second Amended and Restated Credit Agreement dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021 and the Second Amendment, dated as of May 4, 2022, by and among Southern California Edison, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

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

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2023, filed on July 27, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2023, filed on July 27, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Maria Rigatti	By:	/s/ Aaron D. Moss
	Maria Rigatti Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting Officer)		Aaron D. Moss Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 27, 2023	Date:	July 27, 2023