Form 10-Q
period 2023-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2023-11-01
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of October 25, 2023:
Edison International	383,568,713 Shares
Southern California Edison Company	434,888,104 Shares

i

Environmental Proceedings	73
OTHER INFORMATION	74	Part II Item 5
EXHIBITS	74	Part II, Item 6
SIGNATURES	75

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

ARO(s)	asset retirement obligation(s)
BRRBA	Base Revenue Requirement Balancing Account
CAISO	California Independent System Operator
Capital Structure Compliance Period	January 1, 2023 to December 31, 2025, the current compliance period for SCE's CPUC authorized capital structure
CAPP	California Arrearage Payment Program
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CDP	Coastal Development Permit
CEMA	Catastrophic Event Memorandum Account
COVID-19	Coronavirus disease 2019
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a customer service system implemented in April 2021
ECS	SCE commercial telecommunications services operated under the name of Edison Carrier Solutions
Edison Energy

Edison Energy, LLC, an indirect wholly-owned subsidiary of Edison International, a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers

Edison International Proxy Statement	Proxy Statement filed with the SEC in connection with Edison International's Annual Meeting of Shareholders held on April 27, 2023
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity that provides electric power and ancillary services to retail customers, other than investor-owned utilities and CCAs
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings, used to mitigate the risk of wildfires, that enable SCE to shut off power quicker when an electrical fault occurs than under traditional settings
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	Megawatt(s)
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding, a CPUC proceeding to review decommissioning costs
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
NSGBA	New System Generation Balancing Account
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
Post-2018 Wildfires	Collectively, all the wildfires that originated in Southern California after 2018 where SCE's equipment may be alleged to be associated with the fire's ignition
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SCE Recovery Funding LLC	a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE
SDG&E	San Diego Gas & Electric
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	an agreement dated October 21, 2021 between SCE and the SED regarding the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Subrogation Plaintiffs	the plaintiffs party to the TKM Subrogation Settlement, representing all the insurance subrogation plaintiffs in the TKM litigation at the time of the settlement
TKM Subrogation Settlement	a settlement entered into by Edison International and SCE in September 2020 in the TKM litigation to which the TKM Subrogation Plaintiffs are party
Track 2	Track 2 of the 2021 GRC, which addressed the reasonableness of wildfire mitigation costs incurred in 2018 and 2019 that were incremental to amounts authorized in the 2018 GRC
Track 3	Track 3 of the 2021 GRC, which addressed the reasonableness of wildfire mitigation costs incurred in 2020 that were incremental to amounts authorized in the 2018 GRC
Track 4	Track 4 of the 2021 GRC, which will address SCE's revenue requirement for 2024
WEMA	Wildfire Expense Memorandum Account
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

The MD&A for the nine months ended September 30, 2023 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2022 and as compared to the nine months ended September 30, 2022. This discussion presumes that the reader has read or has access to the 2022 MD&A.

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

Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings (loss) internally for financial planning and for analysis of performance. Core earnings (loss) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (loss) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (loss) are defined as earnings attributable to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other income and expense related to changes in law, outcomes in tax, regulatory or legal proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing.

The earnings impacts of wildfires with losses over $1.0 billion are treated as non-core items during the three and nine months ended September 30, 2023 and 2022. Under the new customer-funded self-insurance program, for wildfires ignited from July 1, 2023 through at least December 31, 2024, SCE will have insurance recoveries to offset up to $987.5 million of claims-related losses per policy year, with a maximum potential shareholder contribution of $12.5 million per policy year. Therefore, SCE expects that it will not have material earnings impacts from claims-related losses for wildfires ignited after July 1, 2023, other than if SCE incurs over $1.0 billion of losses in a year and is unable to recover such losses through the Wildfire Insurance Fund. As a result, in the third quarter of 2023, management concluded that the earnings impacts of wildfire claims-related losses will be treated as non-core items prospectively to make core earnings representative of ongoing earnings. For additional information on the customer-funded self-insurance program, see "—Customer-Funded Self-Insurance."

	Three months ended			Nine months ended
	September 30,			September 30,
(in millions)	2023	2022	Change	2023	2022	Change
Net income (loss) attributable to Edison International
SCE	$239	$(80)	$319	$1,029	$369	$660
Edison International Parent and Other	(84)	(48)	(36)	(210)	(172)	(38)
Edison International	155	(128)	283	819	197	622
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(458)	(834)	376	(560)	(1,238)	678
Wildfire Insurance Fund expense	(54)	(54)	—	(159)	(160)	1
2021 NDCTP probable disallowance	—	—	—	(30)	—	(30)
Customer cancellations of certain ECS data services	—	—	—	(17)	—	(17)
Employment litigation matter, net of recoveries	—	—	—	10	(23)	33
Other wildfire claims and expenses, net of recoveries[1]	(7)	—	(7)	(7)	—	(7)
Upstream Lighting Program decision	—	(81)	81	—	(81)	81
Impairments	—	—	—	—	(64)	64
Organizational realignment charge	—	—	—	—	(14)	14
Income tax benefit[2]	145	266	(121)	214	438	(224)
Edison International Parent and Other
Customer revenues for EIS insurance contract, net of claims	(3)	14	(17)	42	14	28
Income tax benefit (expense)[2]	1	(3)	4	(9)	(3)	(6)
Total non-core items	(376)	(692)	316	(516)	(1,131)	615
Core earnings (loss)
SCE	613	623	(10)	1,578	1,511	67
Edison International Parent and Other	(82)	(59)	(23)	(243)	(183)	(60)
Edison International	$531	$564	$(33)	$1,335	$1,328	$7
1	In the three months ended September 30, 2022, there were no charges included in core earnings, related to claims from wildfires ignited prior to July 1, 2023. In the nine months ended September 30, 2023 and 2022, core earnings included charges of $4 million and $8 million, respectively, related to claims from wildfires ignited prior to July 1, 2023. Core earnings (loss) in periods before the third quarter of 2023 have not been recast to exclude these charges.
2	SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; customer revenues for EIS insurance contract are tax-effected at an estimated statutory rate of approximately 20%.

Edison International's third quarter 2023 earnings increased $283 million from the third quarter of 2022, resulting from an increase in SCE's earnings of $319 million and an increase in Edison International Parent and Other's losses of $36 million. SCE's higher net income consisted of $329 million of lower non-core losses and $10 million of lower core earnings. Edison International Parent and Other's increased loss was due to $13 million of lower earnings in non-core items and $23 million of higher core loss. Edison International's earnings for the nine months ended September 30, 2023 increased $622 million from the same period in 2022, resulting from an increase in SCE's earnings of $660 million and an increase in Edison International Parent and Other's loss of $38 million. SCE's higher net income consisted of $593 million of lower non-core losses and $67 million of higher core earnings. Edison International Parent and Other's higher loss consisted of $22 million of higher earnings in non-core items and $60 million of higher core loss.

The decrease in SCE's core earnings for the three months ended September 30, 2023 from the same period in 2022 was primarily due to higher interest expense and lower return on rate base related to the 2022 CSRP decision, partially offset by higher revenue from the escalation mechanism set forth in the 2021 GRC final decision. The increase in SCE's core earnings for the nine months ended September 30, 2023 from the same period in 2022 was primarily due to higher revenue from the escalation mechanism set forth in the 2021 GRC final decision and higher interest income on balancing account undercollections, partially offset by higher interest expense.

The increase in Edison International Parent and Other's core loss for the three and nine months ended September 30, 2023 was primarily due to higher interest expense.

Consolidated non-core items for the nine months ended September 30, 2023 and 2022 primarily included:

●	Charges of $560 million ($404 million after-tax) recorded in 2023 and $1.2 billion ($891 million after-tax) recorded in 2022 for 2017/2018 Wildfire/Mudslide Events claims and expenses, net of expected recoveries from FERC customers. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $159 million ($114 million after-tax) recorded in 2023 and $160 million ($115 million after-tax) recorded in 2022 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" in the 2022 Form 10-K for further information.
●	A charge of $30 million ($21 million after-tax) recorded in 2023 for a probable disallowance related to the reasonableness review of recorded San Onofre Units 2 and 3 decommissioning costs in the 2021 NDCTP. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for more information.
●	A charge of $17 million ($12 million after-tax) recorded in 2023 related to customer cancellations of certain ECS data services. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Insurance recovery of $10 million ($7 million after-tax) recorded in 2023 and a charge of $23 million ($16 million after-tax), net of estimated insurance recoveries, recorded in 2022. Both are related to settlement of an employment litigation matter. SCE and Edison International settled the matter following an atypical jury award.
●	Charges of $7 million ($5 million after-tax) recorded in 2023 for wildfire claims and expenses, net of recoveries, related to the Post-2018 Wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	A charge of $81 million ($64 million after-tax) recorded in 2022 related to the Presiding Officer's Decision ("POD") in September 2022 related to SCE's Upstream Lighting Program.
●	Impairment charges of $64 million ($46 million after-tax) recorded in 2022 including $47 million ($34 million after-tax) related to SCE's CSRP settlement agreement and $17 million ($12 million after-tax) related to historical capital expenditures disallowed in Track 3.
●	A charge of $14 million ($10 million after-tax) recorded in 2022 related to organizational realignment services.
●	Net earnings of $42 million ($33 million after-tax) and $14 million ($11 million after-tax) recorded in 2023 and 2022, related to customer revenues for an EIS insurance contract offset by expected wildfire claims insured by EIS. See "Notes to Consolidated Financial Statements—Note 17. Related-Party Transactions" for further information.

See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.

2025 General Rate Case

SCE filed its 2025 GRC application with the CPUC in May 2023, for the four-year period of 2025 – 2028. In its application, SCE is requesting that the CPUC authorize SCE's test year 2025 revenue requirement of approximately $10.3 billion. This represents a $1.9 billion, or 23% increase over the approximately $8.4 billion 2024 revenue requirements requested in Track 4 adjusted for the CPUC's decisions to adopt SCE's 2023 to 2025 cost of capital and expanded customer-funded self-insurance for wildfire-related claims.

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

Track 4

In September 2023, SCE filed an all-party settlement in Track 4. If approved by the CPUC, it will authorize an $8.4 billion revenue requirement for 2024, an approximately $200 million reduction to SCE's initial request. The approved revenue requirement will be subject to adjustments for SCE's 2024 cost of capital and expanded customer-funded self-insurance for wildfire-related claims.

Capital Program

Total capital expenditures (including accruals) were $3.9 billion and $4.1 billion for the first nine months ended September 30, 2023 and 2022, respectively.

SCE forecasts a $43.3 billion total capital program for 2023 through 2028, which includes GRC capital expenditures, CPUC non-GRC capital expenditures, and FERC capital expenditures. If all capital expenditures requested in SCE’s 2025 GRC were approved by the CPUC, SCE forecasts total weighted-average rate base incorporating CPUC- and FERC-jurisdictional capital expenditures increasing to $60.9 billion by 2028. During the quarter ended September 30, 2023, SCE updated the 2023 and 2024 capital expenditures to reflect the significant risk associated with the utility owned storage projects being completed in 2023. In addition, SCE updated 2024 – 2028 capital expenditures to reflect an updated forecast for ongoing delays in the Riverside Transmission Reliability Project (see "Liquidity and Capital Resources—SCE—Capital Investment Plan" in the 2022 MD&A) as well as the Track 4 settlement. SCE also updated the rate base forecast to reflect these factors and a reduction of working capital following implementation of the customer-funded self-insurance program. In October 2023, the CPUC issued a proposed decision that would deny SCE's Building Electrification Program Application. If adopted, the decision would reduce requested capital expenditures by approximately $270 million between 2025 and 2028 (see "Liquidity and Capital Resources—SCE—Regulatory Proceedings" in the 2022 MD&A).

Based on management judgment of potential capital spending variability informed by historical precedent of previously authorized amounts, potential permitting delays and other operational considerations, a range case has been prepared reflecting reductions to GRC capital expenditures, CPUC non-GRC capital expenditures and FERC capital expenditures. Based on the range case, SCE forecasts a $37.8 billion total capital program for 2023 through 2028. This implies total weighted-average rate base incorporating CPUC- and FERC-jurisdictional capital expenditures increasing to $55.4 billion by 2028.

SCE's 2023 – 2028 forecast for major capital expenditures is set forth in the table below:

							Total
(in billions)	2023	2024	2025	2026	2027	2028	2023 – 2028
Traditional capital expenditures
Distribution	$3.8	$4.1	$5.2	$5.7	$5.6	$5.6	$30.0
Transmission	0.5	0.4	0.8	0.9	1.0	0.7	4.3
Generation	0.1	0.2	0.2	0.2	0.2	0.1	1.0
Subtotal	4.4	4.7	6.2	6.8	6.8	6.4	35.3
Wildfire mitigation-related capital expenditures	1.1	1.3	1.3	1.4	1.5	1.4	8.0
Total capital expenditures	$5.5	$6.0	$7.5	$8.2	$8.3	$7.8	$43.3
Total capital expenditures using range case discussed above	$5.3	$5.6	$6.6	$6.9	$6.9	$6.5	$37.8

In addition to the amounts presented in the table above, SCE expects to make additional CPUC capital investments, the recovery of which will be subject to future regulatory approval. This includes non-GRC programs including additional spending on an enterprise resource planning software implementation and an advanced metering infrastructure program. In addition, in May 2023, CAISO released its 2022 – 2023 Transmission Plan based on the CPUC's projections that it needs to add more than 40 gigawatts of new resources by 2032. As the incumbent transmission owner for a portion of these transmission projects, SCE expects to construct projects representing at least $2 billion of expenditures, most of which will be incurred beyond 2028.

Reflected below is SCE's weighted average annual rate base for 2023 – 2028 incorporating CPUC- and FERC- jurisdictional capital expenditures.

(in billions)	2023	2024	2025	2026	2027	2028
Rate base for expected capital expenditures	$41.3	$43.9	$49.5	$53.2	$57.0	$60.9
Rate base for expected capital expenditures using range case discussed above	$41.1	$43.3	$48.0	$50.4	$52.8	$55.4

For further information regarding the capital program, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview—Capital Program" in the 2022 MD&A.

Customer-Funded Self-Insurance

In May 2023, the CPUC approved a joint petition for modification of the 2021 GRC decision filed by SCE, The Utility Reform Network and the Public Advocates Office, allowing SCE to expand its use of self-insurance. The approved self-insurance program will be in place for wildfires ignited between July 1, 2023 and December 31, 2024, and will be funded through CPUC-jurisdictional rates with $150 million collected for the second half of 2023 and, in the absence of wildfire-related claims, $300 million collected for 2024. The self-insurance program results in a reduction to current revenue requirements of $80 million in 2023 and, subject to adjustment, $160 million in 2024. If losses are accrued for wildfire-related claims, the program contains an adjustment mechanism that will increase rates in subsequent years as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum annual contribution of $12.5 million per policy year. If adopted in the 2025 GRC, this self-insurance framework will continue at least through 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. SCE expects continuation of the customer-funded self-insurance framework to be adopted without protest in the 2025 GRC. Depending upon losses over time, customers will benefit further from SCE's wildfire self-insurance program as a result of not having to fund the recurring costs of SCE purchasing commercial wildfire insurance coverage.

Southern California Wildfires and Mudslides

2017/2018 Wildfire/Mudslide Events

As discussed in the 2022 Form 10-K, multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously settled claims under the Local Public Entity Settlement, the TKM Subrogation Settlement, the Woolsey Subrogation Settlement and the SED Agreement. In addition, SCE has also entered into settlements with approximately 11,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation as of September 30, 2023.

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. Management’s third quarter 2023 review included a review of information obtained from settling claims in the 2017/2018 Wildfire/Mudslide Events litigations through the third quarter of 2023, including higher than expected costs to settle claims. Management’s review also included a review of information obtained in the third quarter of 2023 regarding the nature of claims remaining in the 2017/2018 Wildfire/Mudslide Events litigations. As a result of management's third quarter 2023 review, a $475 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of September 30, 2023 was recorded. As a result, SCE recorded expected recoveries through FERC electric rates of $27 million against the charge. The resulting net charge to earnings was $448 million ($323 million after-tax).

Through September 30, 2023, SCE has accrued estimated losses of $9.3 billion, expected recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through FERC electric rates of $409 million, $358 million of which has been collected, related to the 2017/2018 Wildfire/Mudslide Events. The after-tax net charges to earnings recorded through September 30, 2023 have been $5.0 billion.

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

As of September 30, 2023, SCE had paid $8.4 billion under executed settlements and had $209 million to be paid under executed settlements, including $65 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through September 30, 2023, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $728 million. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek CPUC-jurisdictional rate recovery of prudently-incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance and FERC-jurisdictional recoveries, other than for any obligations under the SED Agreement. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of approximately $6.4 billion of uninsured claims by filing applications with the CPUC. In August 2023, SCE filed the first of such cost recovery applications to seek rate recovery of $2.4 billion of prudently incurred losses related to the

Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of $2.0 billion of uninsured claims and $0.4 billion of associated costs, including legal fees and financing costs. In its filing, SCE is also seeking capital recovery of approximately $65 million in restoration costs. SCE has requested that the CPUC issue a proposed decision on its application in February 2025. Because the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area is the only directly comparable precedent available, SCE believes that there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to the adoption of AB 1054 on July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates.

Safety Certification and Wildfire Mitigation Plan

SCE filed its 2023 – 2025 WMP in March 2023. In October 2023, the OEIS approved SCE’s 2023 – 2025 WMP, which approval is subject to CPUC ratification. SCE currently has a valid safety certification which will remain valid until the OEIS acts on SCE's September 12, 2023 request for a new safety certification.

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

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended September 30, 2023 versus September 30, 2022

	Three months ended September 30, 2023			Three months ended September 30, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,387	$2,300	$4,687	$2,450	$2,767	$5,217
Purchased power and fuel	—	1,988	1,988	—	2,485	2,485
Operation and maintenance	552	302	854	673	304	977
Wildfire-related claims, net of insurance recoveries	479	—	479	880	—	880
Wildfire Insurance Fund expense	54	—	54	54	—	54
Depreciation and amortization	650	15	665	732	5	737
Property and other taxes	133	5	138	126	2	128
Impairment, net of other operating income	—	—	—	(1)	—	(1)
Total operating expenses	1,868	2,310	4,178	2,464	2,796	5,260
Operating income (loss)	519	(10)	509	(14)	(29)	(43)
Interest expense	(353)	(16)	(369)	(253)	(5)	(258)
Other income	102	26	128	37	34	71
Income (loss) before income taxes	268	—	268	(230)	—	(230)
Income tax benefit	(1)	—	(1)	(177)	—	(177)
Net income (loss)	269	—	269	(53)	—	(53)
Less: Preference stock dividend requirements	30	—	30	27	—	27
Net income (loss) available for common stock	$239	$—	$239	$(80)	$—	$(80)

Earning Activities

Earning activities were primarily affected by the following:

●	Lower operating revenue of $63 million primarily due to the following:
●	A decrease of CPUC-related revenue of $139 million due to lower CSRP revenue requirements approved in 2023 than in 2022.
●	An increase of CPUC-related revenue of $107 million due to the escalation mechanism set forth in the 2021 GRC final decision.
●	A decrease of FERC-related revenue of $22 million primarily due to lower wildfire-related claims and expenses to be recovered in FERC revenues compared to 2022.
●	Lower operation and maintenance expenses of $121 million primarily due to the following:
●	In 2022, SCE recognized a charge of $95 million related to the POD on SCE's Upstream Lighting Program. This consisted of $76 million of disallowed costs reclassified from cost recovery activities and $19 million of fines.
●	Lower uncollectible expenses of $31 million primarily due to prior period expenses not subject to cost recovery recorded in 2022. A CPUC decision in 2022 required SCE to change its methodology for calculating the portion of uncollectibles expenses incremental to GRC authorized revenues.

●	Wildfire-related claim charges were $479 million and $880 million in 2023 and 2022, respectively, primarily related to the 2017/2018 Wildfire/Mudslide Events. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Lower depreciation and amortization expense of $82 million primarily due to the CSRP decision received in 2022, which authorized SCE to recover $134 million of previously deferred depreciation expense in Q3 2022.
●	Higher interest expense of $100 million primarily due to higher interest rates on long-term debt and balancing account overcollections, as well as increased long-term borrowing.
●	Higher other income of $65 million primarily due to a higher interest rate applied to balancing account undercollections.
●	See "Income Taxes" below for the explanation of the $176 million decrease in income tax benefits.

Cost-Recovery Activities

Decreases in operating revenue and the corresponding operating expenses in cost-recovery activities were primarily due to lower purchased power and fuel costs related to lower purchased power volumes, lower power and gas prices and lower capacity costs, partially offset by hedging activities.

Nine months ended September 30, 2023 versus September 30, 2022

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$6,787	$5,799	$12,586	$6,881	$6,293	$13,174
Purchased power and fuel	—	4,453	4,453	—	4,826	4,826
Operation and maintenance	1,828	1,342	3,170	2,252	1,529	3,781
Wildfire-related claims, net of insurance recoveries	575	—	575	1,307	—	1,307
Wildfire Insurance Fund expense	159	—	159	160	—	160
Depreciation and amortization	1,937	32	1,969	1,907	13	1,920
Property and other taxes	405	20	425	359	12	371
Impairment, net of other operating income	—	—	—	61	—	61
Total operating expenses	4,904	5,847	10,751	6,046	6,380	12,426
Operating income (loss)	1,883	(48)	1,835	835	(87)	748
Interest expense	(968)	(29)	(997)	(691)	(15)	(706)
Other income	298	77	375	108	102	210
Income before income taxes	1,213	—	1,213	252	—	252
Income tax expense (benefit)	96	—	96	(195)	—	(195)
Net income	1,117	—	1,117	447	—	447
Less: Preference stock dividend requirements	88	—	88	78	—	78
Net income available for common stock	$1,029	$—	$1,029	$369	$—	$369

Earning Activities

Earning activities were primarily affected by the following:

●	Lower operating revenue of $94 million primarily due to the following:
●	A decrease of CPUC-related revenue of $358 million due to lower wildfire-related expenses that had been authorized for recovery during 2022 through Track 2 and Track 3.

●	A decrease of CPUC-related revenue of $50 million related to lower CSRP revenue requirements approved in 2023 than in 2022.
●	An increase of CPUC-related revenue of $310 million due to the escalation mechanism set forth in the 2021 GRC decision.
●	Lower operation and maintenance expenses of $424 million primarily due to the following:
●	In 2022, SCE recognized $404 million of previously deferred wildfire-related expenses upon approval of Track 2 and Track 3, compared to $54 million previously deferred expenses recognized in 2023 primarily related to the Track 3 in 2023.
●	In 2022, SCE recognized a charge of $95 million related to the POD on SCE's Upstream Lighting Program. This consisted of $76 million of disallowed costs reclassified from cost recovery activities and $19 million of fines.
●	Lower uncollectible expenses of $50 million primarily due to prior period expenses not subject to cost recovery recorded in 2022. A CPUC decision in 2022 required SCE to change its methodology for calculating the portion of uncollectibles expenses incremental to GRC authorized revenues.
●	In 2023, SCE recognized a probable disallowance of $30 million related to the 2021 NDCTP. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for more information.
●	A charge of $17 million related to customer cancellations of certain ECS data services in 2023.
●	Wildfire-related claim charges were $575 million and $1.3 billion in 2023 and 2022, respectively, primarily related to the 2017/2018 Wildfire/Mudslide Events. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Higher depreciation and amortization expense of $30 million primarily due to increased plant balances, partially offset by the CSRP decision received in 2022, which authorized SCE to recover $134 million of previously deferred depreciation expense in Q3 2022.
●	Higher property and other taxes of $46 million primarily due to higher property assessed value in 2023.
●	Lower impairment and other operating income of $61 million primarily due to impairments of $17 million related to the CPUC decision in Track 3 and $47 million related to a settlement agreement between SCE and TURN in the CSRP proceeding during 2022, with no comparable charges during 2023.
●	Higher interest expense of $277 million primarily due to higher interest rates on long-term debt, short-term debt and balancing account overcollections, as well as increased long-term borrowing.
●	Higher other income of $190 million primarily due to a higher interest rate applied to balancing account undercollections.
●	See "Income Taxes" below for the explanation of the $291 million increase in income tax expenses.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Lower purchased power and fuel costs of $373 million, primarily due to lower purchased power volumes, partially offset by hedging activities.

●	Lower operation and maintenance costs of $187 million primarily due to:
●	A decrease of $244 million due to lower recognition of previously deferred wildfire mitigation expenses approved through Track 2 and Track 3 during 2023 than in 2022.
●	Lower insurance costs of $122 million due to expansion of SCE's use of customer-funded self-insurance for wildfire-related claims in July 2023.
●	A decrease of $109 million primarily due to authorization received in the first quarter of 2022 to recover 2020 and 2021 uncollectible costs that had been deferred as regulatory assets.
●	In May 2023, SCE recognized $205 million of previously deferred incremental wildfire insurance premiums that provided coverage for the last six months of 2020. For more information, see "Liquidity and Capital Resources—SCE—Regulatory Proceeding."
●	$76 million of disallowed costs were reclassified to earnings activities related to Upstream Lighting Program in 2022. See "—Earnings Activities" above.
●	Higher amortization expense of $19 million primarily due to recovery of expenses associated with AB 1054 Excluded Capital Expenditures financed through securitization.
●	Higher interest expenses of $14 million primarily due to recovery of expenses associated with AB 1054 Excluded Capital Expenditures financed through securitization.
●	Lower other income of $25 million primarily driven by lower net periodic benefit income related to the non-service cost components for SCE's pension and PBOP.

Supplemental Operating Revenue Information

As a result of the CPUC-authorized decoupling mechanism, SCE revenues are not affected by changes in volume of retail electricity sales.

Income Taxes

Higher income tax expense of $176 million and $291 million for the three and nine months ended September 30, 2023, respectively, compared to the same period in 2022, was primarily driven by the increase in pre-tax income and lower tax benefit associated with CSRP revenue recovery in 2023. The effective tax rates were (0.4)% and (77.0)% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rates were 7.9% and (77.4)% for the nine months ended September 30, 2023, and 2022, respectively. SCE’s effective tax rate is below the federal statutory rate of 21% for 2023 and 2022 primarily due to the CPUC's flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred tax expense/benefit.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable as segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Edison Energy Group, Inc. (a subsidiary of Edison International) and subsidiaries	$(4)	$(4)	$(11)	$(10)
Corporate expenses and other subsidiaries	(53)	(17)	(120)	(83)
Edison International Parent and Other net loss	$(57)	$(21)	$(131)	$(93)
Less: Preferred stock dividend requirement	27	27	79	79
Edison International Parent and Other net loss attributable to common stock	$(84)	$(48)	$(210)	$(172)

The net loss attributable to common stock from operations of Edison International Parent and Other increased $36 million for the three months ended September 30, 2023 compared to the same period in 2022, primarily due to higher interest expense and lack of earnings from an EIS insurance contract. The net loss attributable to common stock from operations of Edison International Parent and Other increased $38 million for the nine months ended September 30, 2023 compared to the same period in 2022, primarily due to higher interest expense, partially offset by higher earnings from an EIS insurance contract. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" and "Notes to Consolidated Financial Statements—Note 17. Related Party Transactions."

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

In the first quarter of 2023, Moody's upgraded SCE's credit rating from Baa2 to Baa1 and revised SCE's rating outlook from positive to stable. In the second quarter of 2023, Fitch upgraded SCE's credit rating from BBB- to BBB and revised SCE's rating outlook from positive to stable. The following tables summarizes SCE’s current long-term issuer credit ratings and outlook from the major credit rating agencies:

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

As discussed in the 2022 Form 10-K, the cost of capital adjustment mechanism set by the CPUC provides for an adjustment to SCE's authorized cost of capital that, when triggered, will impact SCE's results of operations and cash flows. In 2023, the cost of capital adjustment mechanism was triggered when the difference between the average Moody's Baa utility bond yield for the 12-month period from October 1, 2022 through September 30, 2023 and the mechanism's benchmark exceeded 100-basis points. As a result, absent CPUC action, SCE's CPUC-authorized ROE for 2024 will automatically increase from 10.05% to 10.75%. The adjustment will result in an increase to the GRC related revenue requirement for 2024 of
$175 million. SCE's authorized costs of long-term debt and preferred equity will also be adjusted for 2024 to reflect the then-current embedded costs and projected interest rates. Intervenors may protest the increase to SCE's CPUC-authorized ROE. For further information see "Business—SCE— Overview of Ratemaking Process" in the 2022 Form 10-K.

Available Liquidity

At September 30, 2023, SCE had cash on hand of $317 million and approximately $2.5 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2027 and the aggregate maximum principal amount may be increased up to $4.0 billion, provided that additional lender commitments are obtained. In October 2023, SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit with a total capacity of $625 million that is uncommitted and supported by reimbursement agreements. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

SCE may finance balancing account undercollections, working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities or other borrowings, subject to availability in the bank and capital markets. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company contributions to SCE equity in order to meet its obligations as they become due, including costs related to the 2017/2018 Wildfire/Mudslide Events. For further information, see "Management Overview—Southern California Wildfires and Mudslides."

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At September 30, 2023, SCE's debt to total capitalization ratio was 0.57 to 1.

At September 30, 2023, SCE was in compliance with all financial covenants that affect access to capital.

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

Wildfire Expense Memorandum Account

SCE tracks insurance premium costs related to wildfire liability insurance policies as well as other wildfire-related costs that are above authorized levels in its WEMA. SCE is not currently incurring premium costs for wildfire liability insurance policies due to the customer-funded self-insurance program. In May 2023, the CPUC authorized SCE to recover $207 million of costs recorded in WEMA. The costs are primarily related to incremental wildfire insurance premium expenses and associated costs for wildfire liability insurance policies that provide coverage for the last six months of 2020. The decision denied approximately $7 million of wildfire liability insurance coverage previously allocated to San Onofre, which SCE expects to be eligible for recovery from SCE customers in a future cost recovery proceeding.

2021 GRC Wildfire Mitigation Memorandum Account Balances

In October 2023, SCE requested authority to recover revenue requirements associated with 2022 operations and maintenance and capital expenditures above levels authorized in wildfire mitigation accounts and the vegetation management balancing account. The revenue requirement, including interest, is currently estimated at $382 million. Concurrent with the filing, SCE filed a motion for interim rate recovery to include $325 million of these costs and associated interest in revenue requirements beginning March 1, 2024.

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

ERRA Proceeding

In January 2023, as a result of undercollections in ERRA and PABA at the end of 2022 due to higher gas and power prices, SCE filed an expedited ERRA trigger application with the CPUC. In April 2023, the CPUC approved the trigger application, and SCE subsequently implemented an increased revenue requirement of $454 million over 12 months beginning June 1, 2023. See "Business—SCE—Overview of Ratemaking Process" in 2022 Form 10-K for further information regarding the ERRA trigger mechanism.

2024 FERC Formula Rate Annual Update

In June 2023, SCE provided its preliminary 2024 annual transmission revenue requirement update to interested parties. The update reflects a $1.1 billion transmission revenue requirement for 2024, $286 million or 20% lower than amounts included in 2023 annual rates. The decrease is primarily due to returning an overcollection based on actual 2022 costs and lower wildfire-related claims. SCE expects to file its 2024 annual update with the FERC by December 1, 2023 with the proposed rates effective January 1, 2024.

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

Eldorado-Lugo-Mohave Upgrade Project

The total costs for the Eldorado-Lugo-Mohave Upgrade Project are expected to exceed amounts currently approved in the CPCN granted by the CPUC due to delays in regulatory approvals, contractor performance issues, supply chain constraints, COVID-19 impacts and the availability of CAISO outage windows. In May 2023, SCE filed a Petition for Modification of the decision that approved the project to increase the maximum reasonable and prudent cost for the project, which increased the direct expenditures from $247 million to $319 million. SCE expects the project to be in service in 2024. Additional work is also required to mitigate the impact of the project on nearby natural gas transmission lines and a further Petition for Modification is expected to be filed once the scope and cost of this work is known. See "Liquidity and Capital Resources—SCE—Capital Investment Plan" in the 2022 Form 10-K for further information.

Utility Owned Storage

As discussed in the 2022 Form 10-K, in October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory with an aggregate capacity of 537.5 MW.

In April 2023, Ameresco discovered damage to some of the equipment at one of the projects which makes up 225 MW of the 537.5 MW aggregate capacity. SCE received a notice of potential force majeure event from Ameresco noting that Ameresco is performing further analyses on the cause of the damage and asserting that rainstorms at the project site may have caused or contributed to the damage. Ameresco is evaluating corrective action in response to the damage discovered in April 2023.

Ameresco has advised SCE that it currently expects the 112.5 MW project and the 200 MW project to be in-service prior to the end of 2023. SCE believes that there is significant risk of delay beyond Ameresco's projected in-service dates.

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

SCE Dividends

As discussed in the 2022 Form 10-K, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders. In August 2023, the CPUC issued a decision on SCE's application to the CPUC for an extension of the waiver of compliance with its equity ratio requirement that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. Under the decision, effective as of the beginning of the new cost of capital cycle on January 1, 2023, the CPUC also authorized SCE to exclude from its equity ratio calculations debt that exceeds the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events due to the timing difference between the wildfire claims payment and the realization of the cash tax benefits. The temporary exclusion will lapse on August 31, 2025 or when determinations regarding cost recovery for the 2017/2018 Wildfire/Mudslide Events are made, whichever comes earlier. If the CPUC has not made determinations regarding cost recovery by August 31, 2025, SCE is permitted to file another application for a waiver of compliance with its equity ratio requirement. For information on the California law requirements on the declaration of dividends, see "Liquidity and Capital Resources—SCE—SCE Dividends" in the 2022 Form 10-K.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at September 30, 2023, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2023, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel derivative contracts.

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

(in millions)
Collateral posted as of September 30, 2023[1]	$298
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	120
Incremental collateral requirements for SCE's financial hedging activities resulting from adverse market price movement[3]	45
Posted and potential collateral requirements	$463
[1]	Net collateral provided to counterparties and other brokers consisted of $189 million in letters of credit and surety bonds and $109 million of cash collateral.
[2]

Represents potential collateral requirements for accounts payable and mark-to-market valuation at September 30, 2023. Requirement varies throughout the period and is generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2023 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.

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

At September 30, 2023, Edison International Parent and Other had cash on hand of $129 million and $1.1 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2027 and the aggregate maximum principal amount may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

In March 2023, Edison International Parent issued $500 million of junior subordinated notes, due in 2053, which provided approximately $250 million of equity content as viewed by rating agencies. Edison International expects to raise any additional equity this year through its internal programs, which are estimated to generate approximately $100 million. The total expected equity content is consistent with the $300 million to $400 million of equity content identified in Edison International's 2023 financing plan.

In October 2023, Edison International commenced a tender offer to purchase its outstanding Series A and Series B Preferred Stock for a maximum aggregate purchase price in cash of up to $750 million, plus accrued dividends. Edison International intends to pay the consideration payable and the fees and expenses incurred with cash on hand and proceeds of debt issuances, which may include commercial paper and junior subordinated notes. For further information, see "Notes to Consolidated Financial Statements—Note 13. Equity."

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

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At September 30, 2023, Edison International's consolidated debt to total capitalization ratio was 0.63 to 1.

At September 30, 2023, Edison International Parent was in compliance with all financial covenants that affect access to capital.

In the first quarter of 2023, Moody's upgraded Edison International's credit rating from Baa3 to Baa2 and revised Edison International's rating outlook from positive to stable. In the second quarter of 2023, Fitch upgraded Edison International's credit rating from BBB- to BBB and revised Edison International's rating outlook from positive to stable. The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

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

Historical Cash Flows

SCE

	Nine months ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$2,733	$2,158
Net cash provided by financing activities	713	1,757
Net cash used in investing activities	(3,894)	(4,104)
Net decrease in cash and cash equivalents	$(448)	$(189)

Net Cash Provided by Operating Activities

The following table summarizes major categories of net cash for operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022.

	Nine months ended September 30,		Change in cash flows
(in millions)	2023	2022	2023/2022
Net income	$1,117	$447
Non-cash items[1]	2,173	1,942
Subtotal	3,290	2,389	$901
Changes in cash flow resulting from working capital[2]	(1,120)	(1,064)	(56)
Regulatory assets and liabilities	705	1,032	(327)
Wildfire related claims[3]	(75)	271	(346)
Other noncurrent assets and liabilities[4]	(67)	(470)	403
Net cash provided by operating activities	$2,733	$2,158	$575
1	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other income, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, derivative assets and liabilities and other current assets and liabilities.
3	The amount in 2023 represents payments of $747 million for 2017/2018 Wildfire/Mudslide Events and $16 million for Post-2018 Wildfires, partially offset by an increase in wildfire estimated losses of $689 million. The amount in 2022 is primarily related to an increase in wildfire estimated losses of $1.9 billion, partially offset by payments of $1.6 billion for 2017/2018 Wildfire/Mudslide Events.
4	Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information. In addition, 2023 and 2022 amounts also include outflow from increase in wildfire insurance receivables of $87 million and $392 million, respectively.

Net cash provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2023 by $901 million primarily due to revenue from the escalation mechanism set forth in the 2021 GRC final decision, higher interest income on balancing account undercollections and lower wildfire estimated losses, partially offset by higher interest expense.

The net changes in cash resulting from working capital were outflows of $1,120 million and $1,064 million during the nine months ended September 30, 2023 and 2022, respectively. The net cash outflows were primarily due to net increases in customer receivables and unbilled revenue of approximately $1.0 billion and $1.3 billion for 2023 and 2022, respectively.

Net cash provided by regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $705 million and $1,032 million during the nine months ended September 30, 2023 and 2022, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash flows were primarily impacted by the following:

2023

●	Net undercollections for ERRA, PABA and NSGBA decreased by $419 million primarily due to recovery of prior year undercollections, partially offset by current year undercollections due to lower than forecast sales volume driven by mild weather.
●	Increased overcollections of $228 million for the public purpose and energy efficiency programs primarily due to program spending timing.
●	Increased overcollections of $104 million for GHG revenue mainly related to GHG auction revenue received, partially offset by climate credits provided to customers.
●	Net undercollections of BRRBA decreased by $102 million primarily due to recovery of prior year undercollections from various tracks of the 2021 GRC, partially offset by current year undercollections due to lower sales volume driven by mild weather and inclusion in BRRBA of expense previously deferred in WEMA that was authorized for collection in customer rates starting June 2023.

2022

●	Net undercollections of BRRBA decreased by $159 million primarily due to current year overcollections due to higher sales volume and average rates due to extreme heat in California and recovery of prior year undercollections, including 2021 GRC authorized additional revenue requirement for the first nine months of 2021 to be collected over a 27-month period starting October 2021. These higher collections were partially offset by inclusion in BRRBA of $401 million of expense authorized under Track 2 for collection in customer rates starting March 2022 over a 36-month period and a revenue requirement of approximately $400 million authorized under Track 3 for collection in customer rates starting October 2022 over a 36-month period.
●	Undercollections decreased by $394 million related to wildfire risk mitigation and restoration memorandum and balancing accounts as a result of approval to recover costs in Track 2 and Track 3, which were transferred to BRRBA for recovery as mentioned above, partially offset by additional WEMA and wildfire risk mitigation and restoration costs incurred.
●	Net undercollections for ERRA, PABA and NSGBA increased by $298 million primarily due to current year undercollections due to higher energy prices and power purchase load, partially offset by current year overcollections due to higher volume and average rates driven by extreme heat in California and recovery of prior PABA and NSGBA undercollections.
●	Increased overcollections of $537 million for the public purpose and energy efficiency programs primarily due to lower program spending due to timing and increased sales volume.
●	Net overcollection increased by $188 million for the FERC balancing accounts primarily due to current year overcollections due to higher sales volume, recovery of prior year undercollections and lower operating expenses than amounts included in revenue requirements, partially offset by undercollection due to higher wildfire expense.
●	Increase in overcollections of $93 million for excess California Department of Water Resources ("DWR") bond and power charges to be refunded to customers over a 12-month period beginning in June 2022.

●	Increased overcollections of $123 million for GHG revenue related to GHG auction revenue received, partially offset by climate credits provided to customers and various transfers.
●	Undercollections of $112 million related to uncollectible expenses from residential customers.
●	Undercollections of $83 million in the CSRP memorandum account related to deferred CSRP post implementation costs.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the nine months ended September 30, 2023 and 2022. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Nine months ended September 30,
(in millions)	2023	2022
Issuances of long-term debt, including premium/discount and net of issuance costs	$3,589	$2,949
Long-term debt repaid or repurchased	(1,467)	(373)
Short-term debt borrowed	496	—
Short-term debt repaid	(944)	(993)
Commercial paper borrowing, net	137	508
Capital contributions from Edison International Parent	—	700
Payment of common stock dividends to Edison International	(1,050)	(975)
Payment of preference stock dividends	(87)	(83)
Other	39	24
Net cash provided by financing activities	$713	$1,757

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to total capital expenditures of $4.0 billion and $4.2 billion for nine months ended September 30, 2023 and 2022, respectively. In addition, SCE had a net redemption of nuclear decommissioning trust investments of $94 million and $81 million during the nine months ended September 30, 2023 and 2022, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2023	2022
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$77	$59
SCE's decommissioning costs	(167)	(161)
Net cash provided by investing activities:
Proceeds from sale of investments	3,223	3,120
Purchases of investments	(3,129)	(3,039)
Net cash inflow (outflow)	$4	$(21)

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($167 million and $161 million in 2023 and 2022, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($171 million and $140 million in 2023 and 2022, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Nine months ended September 30,
(in millions)	2023	2022
Net cash used in operating activities	$(187)	$(46)
Net cash provided by financing activities	167	75
Net cash used in investing activities	—	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20)	$28

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

●	$187 million and $136 million cash outflows from operating activities in 2023 and 2022, respectively, primarily due to payments relating to interest and operating costs.
●	$90 million cash inflow from a wildfire insurance premium received by EIS in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Nine months ended September 30,
(in millions)	2023	2022
Dividends paid to Edison International common shareholders	$(833)	$(787)
Dividends paid to Edison International preferred shareholders	(105)	(99)
Dividends received from SCE	1,050	975
Capital contributions to SCE	—	(700)
Long-term debt issuance, net of discount and issuance costs	1,089	398
Long-term debt repayments	(400)	(400)
Issuance of short-term debt	355	600
Repayments of term loans	(1,000)	—
Commercial paper financing, net	(63)	21
Other	74	67
Net cash provided by financing activities	$167	$75

Contingencies

Edison International's and SCE's contingencies are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."

MARKET RISK EXPOSURES

Edison International's and SCE's primary market risks are described in the 2022 Form 10-K, and there have been no material changes for the nine months ended September 30, 2023. For further discussion of market risk exposures, including commodity price risk and credit risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "Notes to Consolidated Financial Statements—Note 6. Derivative Instruments."

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per-share amounts, unaudited)	2023	2022	2023	2022
Operating revenue	$4,702	$5,228	$12,632	$13,204
Purchased power and fuel	1,988	2,485	4,453	4,826
Operation and maintenance	882	979	3,207	3,827
Wildfire-related claims, net of insurance recoveries	482	889	578	1,316
Wildfire Insurance Fund expense	54	54	159	160
Depreciation and amortization	665	738	1,971	1,922
Property and other taxes	139	128	428	374
Impairment, net of other operating income	—	(1)	—	60
Total operating expenses	4,210	5,272	10,796	12,485
Operating income (loss)	492	(44)	1,836	719
Interest expense	(433)	(302)	(1,186)	(819)
Other income	130	85	377	219
Income (loss) before income taxes	189	(261)	1,027	119
Income tax (benefit) expense	(23)	(187)	41	(235)
Net income (loss)	212	(74)	986	354
Less: Preference stock dividend requirements of SCE	30	27	88	78
Less: Preferred stock dividend requirement of Edison International	27	27	79	79
Net income (loss) attributable to Edison International common shareholders	$155	$(128)	$819	$197
Basic earnings (loss) per share:
Weighted average shares of common stock outstanding	383	382	383	381
Basic earnings (loss) per common share attributable to Edison International common shareholders	$0.40	$(0.33)	$2.14	$0.52
Diluted earnings (loss) per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	385	383	385	382
Diluted earnings (loss) per common share attributable to Edison International common shareholders	$0.40	$(0.33)	$2.13	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2023	2022	2023	2022
Net income (loss)	$212	$(74)	$986	$354
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	1	1	7
Foreign currency translation adjustments	—	—	2	—
Other comprehensive income, net of tax	—	1	3	7
Comprehensive income (loss)	212	(73)	989	361
Less: Comprehensive income attributable to noncontrolling interests	30	27	88	78
Comprehensive income (loss) attributable to Edison International	$182	$(100)	$901	$283

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	September 30,	December 31,
(in millions, unaudited)	2023	2022
ASSETS
Cash and cash equivalents	$446	$914
Receivables, less allowances of $341 and $347 for uncollectible accounts at respective dates	2,363	1,695
Accrued unbilled revenue	929	641
Inventory	505	474
Prepaid expenses	102	248
Regulatory assets	2,408	2,497
Wildfire Insurance Fund contributions	204	204
Other current assets	278	397
Total current assets	7,235	7,070
Nuclear decommissioning trusts	3,943	3,948
Other investments	81	55
Total investments	4,024	4,003
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,928 and $12,260 at respective dates	54,852	53,274
Nonutility property, plant and equipment, less accumulated depreciation of $112 and $106 at respective dates	202	212
Total property, plant and equipment	55,054	53,486
Regulatory assets (include $1,571 and $834 related to Variable Interest Entities "VIEs" at respective dates)	8,774	8,181
Wildfire Insurance Fund contributions	2,002	2,155
Operating lease right-of-use assets	1,292	1,442
Long-term insurance receivables	549	465
Other long-term assets	1,234	1,239
Total long-term assets	13,851	13,482
Total assets	$80,164	$78,041

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	September 30,	December 31,
(in millions, except share amounts, unaudited)	2023	2022
LIABILITIES AND EQUITY
Short-term debt	$1,005	$2,015
Current portion of long-term debt	2,939	2,614
Accounts payable	2,108	2,359
Wildfire-related claims	150	121
Customer deposits	175	167
Regulatory liabilities	717	964
Current portion of operating lease liabilities	179	506
Other current liabilities	1,754	1,601
Total current liabilities	9,027	10,347
Long-term debt (include $1,539 and $809 related to VIEs at respective dates)	29,532	27,025
Deferred income taxes and credits	6,507	6,149
Pensions and benefits	402	422
Asset retirement obligations	2,695	2,754
Regulatory liabilities	8,570	8,211
Operating lease liabilities	1,113	936
Wildfire-related claims	1,583	1,687
Other deferred credits and other long-term liabilities	3,164	2,988
Total deferred credits and other liabilities	24,034	23,147
Total liabilities	62,593	60,519
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,250,000 shares of Series A and 750,000 shares of Series B issued and outstanding at respective dates)	1,978	1,978
Common stock, no par value (800,000,000 shares authorized; 383,567,856 and 382,208,498 shares issued and outstanding at respective dates)	6,301	6,200
Accumulated other comprehensive loss	(8)	(11)
Retained earnings	7,399	7,454
Total Edison International's shareholders' equity	15,670	15,621
Noncontrolling interests – preference stock of SCE	1,901	1,901
Total equity	17,571	17,522
Total liabilities and equity	$80,164	$78,041

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2023	2022
Cash flows from operating activities:
Net income	$986	$354
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,034	1,977
Allowance for equity during construction	(116)	(91)
Impairment	—	60
Deferred income taxes	53	(237)
Wildfire Insurance Fund amortization expense	159	160
Other	32	50
Nuclear decommissioning trusts	(94)	(81)
Changes in operating assets and liabilities:
Receivables	(692)	(807)
Inventory	(40)	(20)
Accounts payable	(186)	363
Tax receivables and payables	127	171
Other current assets and liabilities	(214)	(673)
Derivative assets and liabilities, net	(139)	(8)
Regulatory assets and liabilities, net	705	1,032
Wildfire-related insurance receivable	(84)	(383)
Wildfire-related claims	(75)	271
Other noncurrent assets and liabilities	90	(26)
Net cash provided by operating activities	2,546	2,112
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $48 and $36 for the respective periods	4,678	3,347
Long-term debt repaid	(1,867)	(773)
Short-term debt issued	851	600
Short-term debt repaid	(1,944)	(993)
Common stock issued	16	10
Commercial paper borrowing, net	74	529
Dividends and distribution to noncontrolling interests	(87)	(83)
Common stock dividends paid	(833)	(787)
Preferred stock dividends paid	(105)	(99)
Other	97	81
Net cash provided by financing activities	880	1,832
Cash flows from investing activities:
Capital expenditures	(3,991)	(4,206)
Proceeds from sale of nuclear decommissioning trust investments	3,223	3,120
Purchases of nuclear decommissioning trust investments	(3,129)	(3,039)
Other	3	20
Net cash used in investing activities	(3,894)	(4,105)
Net decrease in cash, cash equivalents and restricted cash	(468)	(161)
Cash, cash equivalents and restricted cash at beginning of period	917	394
Cash, cash equivalents and restricted cash at end of period	$449	$233

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2023	2022	2023	2022
Operating revenue	$4,687	$5,217	$12,586	$13,174
Purchased power and fuel	1,988	2,485	4,453	4,826
Operation and maintenance	854	977	3,170	3,781
Wildfire-related claims, net of insurance recoveries	479	880	575	1,307
Wildfire Insurance Fund expense	54	54	159	160
Depreciation and amortization	665	737	1,969	1,920
Property and other taxes	138	128	425	371
Impairment, net of other operating income	—	(1)	—	61
Total operating expenses	4,178	5,260	10,751	12,426
Operating income (loss)	509	(43)	1,835	748
Interest expense	(369)	(258)	(997)	(706)
Other income	128	71	375	210
Income (loss) before income taxes	268	(230)	1,213	252
Income tax (benefit) expense	(1)	(177)	96	(195)
Net income (loss)	269	(53)	1,117	447
Less: Preference stock dividend requirements	30	27	88	78
Net income (loss) available for common stock	$239	$(80)	$1,029	$369

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2023	2022	2023	2022
Net income (loss)	$269	$(53)	$1,117	$447
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	1	—	5
Other comprehensive income, net of tax	—	1	—	5
Comprehensive income (loss)	$269	$(52)	$1,117	$452

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	September 30,	December 31,
(in millions, unaudited)	2023	2022
ASSETS
Cash and cash equivalents	$317	$766
Receivables, less allowances of $340 and $347 for uncollectible accounts at respective dates	2,335	1,675
Accrued unbilled revenue	929	638
Inventory	505	474
Prepaid expenses	101	292
Regulatory assets	2,408	2,497
Wildfire Insurance Fund contributions	204	204
Other current assets	269	384
Total current assets	7,068	6,930
Nuclear decommissioning trusts	3,943	3,948
Other investments	65	36
Total investments	4,008	3,984
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,928 and $12,260 at respective dates	54,852	53,274
Nonutility property, plant and equipment, less accumulated depreciation of $98 and $94 at respective dates	196	206
Total property, plant and equipment	55,048	53,480
Regulatory assets (include $1,571 and $834 related to VIEs at respective dates)	8,774	8,181
Wildfire Insurance Fund contributions	2,002	2,155
Operating lease right-of-use assets	1,283	1,433
Long-term insurance receivables	129	139
Long-term insurance receivables due from affiliate	431	334
Other long-term assets	1,162	1,171
Total long-term assets	13,781	13,413
Total assets	$79,905	$77,807

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	September 30,	December 31,
(in millions, except share amounts, unaudited)	2023	2022
LIABILITIES AND EQUITY
Short-term debt	$616	$925
Current portion of long-term debt	2,939	2,214
Accounts payable	2,105	2,351
Wildfire-related claims	150	121
Customer deposits	175	167
Regulatory liabilities	717	964
Current portion of operating lease liabilities	177	505
Other current liabilities	1,691	1,578
Total current liabilities	8,570	8,825
Long-term debt (include $1,539 and $809 related to VIEs at respective dates)	25,459	24,044
Deferred income taxes and credits	7,944	7,545
Pensions and benefits	99	105
Asset retirement obligations	2,695	2,754
Regulatory liabilities	8,570	8,211
Operating lease liabilities	1,106	928
Wildfire-related claims	1,583	1,687
Other deferred credits and other long-term liabilities	3,104	2,919
Total deferred credits and other liabilities	25,101	24,149
Total liabilities	59,130	57,018
Commitments and contingencies (Note 12)
Preference stock	1,945	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,447	8,441
Accumulated other comprehensive loss	(8)	(8)
Retained earnings	8,223	8,243
Total equity	20,775	20,789
Total liabilities and equity	$79,905	$77,807

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2023	2022
Cash flows from operating activities:
Net income	$1,117	$447
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,022	1,971
Allowance for equity during construction	(116)	(91)
Impairment	—	61
Deferred income taxes	94	(197)
Wildfire Insurance Fund amortization expense	159	160
Other	14	38
Nuclear decommissioning trusts	(94)	(81)
Changes in operating assets and liabilities:
Receivables	(679)	(801)
Inventory	(40)	(20)
Accounts payable	(178)	367
Tax receivables and payables	127	152
Other current assets and liabilities	(211)	(754)
Derivative assets and liabilities, net	(139)	(8)
Regulatory assets and liabilities, net	705	1,032
Wildfire-related insurance receivable	(87)	(392)
Wildfire-related claims	(75)	271
Other noncurrent assets and liabilities	114	3
Net cash provided by operating activities	2,733	2,158
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $36 and $34 for the respective periods	3,589	2,949
Long-term debt repaid	(1,467)	(373)
Short-term debt borrowed	496	—
Short-term debt repaid	(944)	(993)
Capital contributions from Edison International Parent	—	700
Commercial paper borrowing, net	137	508
Common stock dividends paid	(1,050)	(975)
Preference stock dividends paid	(87)	(83)
Other	39	24
Net cash provided by financing activities	713	1,757
Cash flows from investing activities:
Capital expenditures	(3,990)	(4,205)
Proceeds from sale of nuclear decommissioning trust investments	3,223	3,120
Purchases of nuclear decommissioning trust investments	(3,129)	(3,039)
Other	2	20
Net cash used in investing activities	(3,894)	(4,104)
Net decrease in cash and cash equivalents	(448)	(189)
Cash and cash equivalents at beginning of period	766	280
Cash and cash equivalents at end of period	$318	$91

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

The December 31, 2022 financial statement data was derived from the audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements. Certain prior period amounts have been conformed to the current period's presentation, including the separate presentation of derivative assets and liabilities on Edison International's and SCE's consolidated statements of cash flows.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	September 30,	December 31,	September 30,	December 31,
(in millions)	2023	2022	2023	2022
Money market funds	$120	$784	$—	$647

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	September 30,	December 31,
(in millions)	2023	2022
Edison International:
Cash and cash equivalents	$446	$914
Short-term restricted cash[1]	3	3
Total cash, cash equivalents and restricted cash	$449	$917
SCE:
Cash and cash equivalents	$317	$766
Short-term restricted cash[1]	1	—
Total cash, cash equivalents and restricted cash	$318	$766
1	Reflected in "Other current assets" on Edison International's and SCE’s consolidated balance sheets.

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

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	September 30, 2023				September 30, 2022
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$326	$17	$343		$364	$17	$381
Current period provision for uncollectible accounts[2]	25	5	30		69	2	71
Write-offs, net of recoveries	(22)	(6)	(28)		(24)	(2)	(26)
Ending balance	$329	$16	$345	[1]	$409	$17	$426

	Nine months ended				Nine months ended
	September 30, 2023				September 30, 2022
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$334	$20	$354	[1]	$293	$16	$309
Current period provision for uncollectible accounts[3]	65	6	71		160	11	171
Write-offs, net of recoveries	(70)	(10)	(80)		(44)	(10)	(54)
Ending balance	$329	$16	$345	[1]	$409	$17	$426
1	Approximately $5 million and $7 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.
2	This includes $17 million and $57 million of incremental costs, for the three months ended September 30, 2023 and 2022, respectively, which were probable of recovery from customers and recorded as regulatory assets.
3	This includes $44 million and $115 million of incremental costs, for the nine months ended September 30, 2023 and 2022, respectively, which were probable of recovery from customers and recorded as regulatory assets.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2023	2022	2023	2022
Basic earnings (loss) per share:
Net income (loss) attributable to common shareholders	$155	$(128)	$819	$197
Net income (loss) available to common shareholders	$155	$(128)	$819	$197
Weighted average common shares outstanding	383	382	383	381
Basic earnings (loss) per share	$0.40	$(0.33)	$2.14	$0.52
Diluted earnings (loss) per share:
Net income (loss) attributable to common shareholders	$155	$(128)	$819	$197
Net income (loss) available to common shareholders	$155	$(128)	$819	$197
Income impact of assumed conversions	—	—	1	—
Net income (loss) available to common shareholders and assumed conversions	$155	$(128)	$820	$197
Weighted average common shares outstanding	383	382	383	381
Incremental shares from assumed conversions	2	1	2	1
Adjusted weighted average shares – diluted	385	383	385	382
Diluted earnings (loss) per share	$0.40	$(0.33)	$2.13	$0.52

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 3,231,385 and 5,089,280 shares of common stock for the three months ended September 30, 2023 and 2022, respectively, and 3,230,603 and 5,204,369 shares of common stock for the nine months ended September 30, 2023 and 2022, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition

Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.

Regulatory Proceedings

FERC 2023 Formula Rate Update

In November 2022, SCE filed its 2023 annual update with the FERC with the proposed rates effective January 1, 2023, subject to settlement procedures and refund. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first nine months of 2023 based on the FERC 2023 annual update rate, subject to refund.

Leases

During the quarter ended September 30, 2023, one SCE 15-year power purchase agreement ("PPA"), accounted for as a long-term operating lease, commenced and resulted in $226 million additions in right-of-use assets and lease liabilities.

Edison Carrier Solutions

SCE operates commercial telecommunications service under the name of Edison Carrier Solutions ("ECS"), leveraging the temporarily available capacity of SCE's telecommunications network. As technology evolves, management is implementing strategic shifts in ECS services, including potential disposition of assets and ceasing to offer certain wire data services. ECS has notified affected customers of its intent to discontinue certain services over time and gave customers the option to discontinue those services. As a result of customer cancellations in the second quarter of 2023, materials and supplies inventory supporting data services are expected to be sold instead of placed into service and have been written-down to net realizable value, resulting in a charge of $13 million. Labor and other costs of $4 million previously recorded as construction work in progress for projects no longer probable of completion were also charged to expense in the period.

Subsequent Event

In October 2023, SCE entered into two PPAs, which are subject to CPUC approval, with expected initial delivery dates commencing in 2027 and 2028, respectively. The undiscounted future minimum expected payments for these contracts are $48 million in 2027 and $3.0 billion thereafter.

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the three and nine months ended September 30, 2023:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2022	$1,978	$6,200	$(11)	$7,454	$15,621	$1,901	$17,522
Net income	—	—	—	336	336	29	365
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued	—	15	—	—	15	—	15
Common stock dividends declared ($0.7375 per share)	—	—	—	(282)	(282)	—	(282)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(52)	(52)	—	(52)
Dividends to noncontrolling interests ($22.281 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	8	—	—	8	—	8
Balance at March 31, 2023	$1,978	$6,223	$(9)	$7,456	$15,648	$1,901	$17,549
Net income	—	—	—	380	380	29	409
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued	—	35	—	—	35	—	35
Common stock dividends declared ($0.7375 per share)	—	—	—	(283)	(283)	—	(283)
Dividends to noncontrolling interests ($24.273 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	12	—	—	12	—	12
Balance at June 30, 2023	$1,978	$6,270	$(8)	$7,553	$15,793	$1,901	$17,694
Net income	—	—	—	182	182	30	212
Common stock issued	—	19	—	—	19	—	19
Common stock dividends declared ($0.7375 per share)	—	—	—	(283)	(283)	—	(283)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(53)	(53)	—	(53)
Dividends to noncontrolling interests ($25.1276 - $35.937 per share for preference stock)	—	—	—	—	—	(30)	(30)
Noncash stock-based compensation	—	12	—	—	12	—	12
Balance at September 30, 2023	$1,978	$6,301	$(8)	$7,399	$15,670	$1,901	$17,571

The following table provides Edison International's changes in equity for the three and nine months ended September 30, 2022:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789
Net income	—	—	—	110	110	26	136
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued, net of issuance cost	—	12	—	—	12	—	12
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Preferred stock dividend declared ($26.875 per share for Series A and $17.08333 per share for Series B)	—	—	—	(21)	(21)	—	(21)
Dividends to noncontrolling interests ($11.160 - $35.937 per share for preference stock)	—	—	—	—	—	(26)	(26)
Noncash stock-based compensation	—	7	—	—	7	—	7
Balance at March 31, 2022	$1,977	$6,090	$(52)	$7,716	$15,731	$1,901	$17,632
Net income	—	—	—	267	267	25	292
Other comprehensive income	—	—	4	—	4	—	4
Common stock issued, net of issuance cost	—	27	—	—	27	—	27
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Dividends to noncontrolling interests ($14.017 - $35.937 per share for preference stock)	—	—	—	—	—	(25)	(25)
Noncash stock-based compensation	—	12	—	—	12	—	12
Balance at June 30, 2022	$1,977	$6,129	$(48)	$7,716	$15,774	$1,901	$17,675
Net (loss) income	—	—	—	(101)	(101)	27	(74)
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued, net of issuance cost	—	28	—	—	28	—	28
Common stock dividends declared ($0.7000 per share)	—	—	—	(267)	(267)	—	(267)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)				(53)	(53)	—	(53)
Dividends to noncontrolling interests ($17.8564 - $35.937 per share for preference stock)	—	—	—	—	—	(27)	(27)
Noncash stock-based compensation and other	—	10	—	—	10		10
Balance at September 30, 2022	$1,977	$6,167	$(47)	$7,295	$15,392	$1,901	$17,293

The following table provides SCE's changes in equity for the three and nine months ended September 30, 2023:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789
Net income	—	—	—	—	399	399
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($22.281 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(8)	—	—	(8)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at March 31, 2023	$1,945	$2,168	$8,438	$(8)	$8,264	$20,807
Net income	—	—	—	—	449	449
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($24.273 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(3)	—	—	(3)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at June 30, 2023	$1,945	$2,168	$8,442	$(8)	$8,334	$20,881
Net income	—	—	—	—	269	269
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($25.1276 - $35.937 per share)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(1)	—	—	(1)
Noncash stock-based compensation and other	—	—	6	—	—	6
Balance at September 30, 2023	$1,945	$2,168	$8,447	$(8)	$8,223	$20,775

The following table provides SCE's changes in equity for the three and nine months ended September 30, 2022:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835
Net income	—	—	—	—	173	173
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preference stock ($11.160 - $35.937 per share)	—	—	—	—	(26)	(26)
Stock-based compensation	—	—	(9)	—	—	(9)
Noncash stock-based compensation	—	—	4	—	(1)	3
Balance at March 31, 2022	$1,945	$2,168	$7,028	$(31)	$8,542	$19,652
Net income	—	—	—	—	327	327
Other comprehensive income	—	—	—	3	—	3
Capital contribution from Edison International Parent	—	—	700	—	—	700
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preferred and preference stock ($14.017 - $35.937 per share for preference stock)	—	—	—	—	(25)	(25)
Stock-based compensation	—	—	(1)	—	—	(1)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at June 30, 2022	$1,945	$2,168	$7,732	$(28)	$8,520	$20,337
Net loss	—	—	—	—	(53)	(53)
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.7473 per share)	—	—	—	—	(325)	(325)
Dividends declared on preferred and preference stock ($17.8564 - $35.937 per share for preference stock)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(2)	—	—	(2)
Noncash stock-based compensation and other	—	—	5	—		5
Balance at September 30, 2022	$1,945	$2,168	$7,735	$(27)	$8,115	$19,936

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

SCE Recovery Funding LLC has issued a total of $1.6 billion of securitized bonds. The proceeds were used to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service territory ("Recovery Property"), associated with the AB 1054 Excluded Capital Expenditures, until the bonds are paid in full, and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. For further details, see Note 5.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	September 30,	December 31,
(in millions)	2023	2022
Other current assets	$78	$45
Regulatory assets: non-current	1,571	834
Regulatory liabilities: current	22	33
Current portion of long-term debt[1]	54	29
Other current liabilities	26	4
Long-term debt[1]	1,539	809
1	The bondholders have no recourse to SCE. The long-term debt balance is net of unamortized debt issuance costs.

Variable Interest in VIEs that are not Consolidated

Power Purchase Agreements

SCE has PPAs that are classified as variable interests in VIEs, including agreements through which SCE provides the natural gas to fuel the plants, fixed price contracts for renewable energy, and resource adequacy agreements that, upon the seller's election, include the purchase of energy at fixed prices. SCE has concluded that it is not the primary beneficiary of these VIEs since it does not control the commercial and operating activities of these entities. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is the operation and maintenance of the power plants, which SCE does not perform.

As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2022 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,443 MW and 3,901 MW at September 30, 2023 and 2022, respectively. The amounts that SCE paid to these projects were $191 million and $252 million for the three months ended September 30, 2023 and 2022, respectively, and $476 million and $460 million for the nine months ended September 30, 2023 and 2022, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of September 30, 2023 and December 31, 2022 consisted of investments of $220 million, $275 million, $325 million, $300 million, and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, and $475 million of trust securities, respectively, and $10,000 each of common stock.

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

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2023 and December 31, 2022, nonperformance risk was not material for Edison International and SCE.

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

Level 2 – Edison International's and SCE's Level 2 assets and liabilities include fixed income securities, primarily consisting of U.S. government and agency bonds, municipal bonds and corporate bonds, and over-the-counter commodity derivatives. The fair value of fixed income securities is determined using a market approach by obtaining quoted prices for similar assets and liabilities in active markets and inputs that are observable, either directly or indirectly, for substantially the full term of the instrument.

The fair value of SCE's over-the-counter commodity derivative contracts is determined using an income approach. SCE uses standard pricing models to determine the net present value of estimated future cash flows. Inputs to the pricing models include forward published or posted clearing prices from an exchange (Intercontinental Exchange) for similar instruments and discount rates. A primary price source that best represents trade activity for each market is used to develop observable forward market prices in determining the fair value of these positions. Broker quotes, prices from exchanges, or comparison to executed trades are used to validate and corroborate the primary price source. These price quotations reflect mid-market prices (average of bid and ask) and are obtained from sources believed to provide the most liquid market for the commodity.

Level 3 – This level includes congestion revenue rights ("CRRs"), which are derivative contracts that trade infrequently with significant unobservable inputs (CAISO CRR auction prices). SCE employs a market valuation approach of utilizing historical CRR prices as a proxy for forward prices. Edison International Parent and Other does not have any Level 3 assets and liabilities.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2023
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$5	$34	$(5)	$34
Money market funds and other	—	22	—	—	22
Nuclear decommissioning trusts:
Stocks[2]	1,550	—	—	—	1,550
Fixed Income[3]	927	1,339	—	—	2,266
Short-term investments, primarily cash equivalents	188	29	—	—	217
Subtotal of nuclear decommissioning trusts[4]	2,665	1,368	—	—	4,033
Total assets	2,665	1,395	34	(5)	4,089
Liabilities at fair value
Derivative contracts	—	45	—	(45)	—
Total liabilities	—	45	—	(45)	—
Net assets	$2,665	$1,350	$34	$40	$4,089

	December 31, 2022
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$392	$67	$(218)	$241
Money market funds and other	647	22	—	—	669
Nuclear decommissioning trusts:
Stocks[2]	1,610	—	—	—	1,610
Fixed Income[3]	941	1,281	—	—	2,222
Short-term investments, primarily cash equivalents	137	64	—	—	201
Subtotal of nuclear decommissioning trusts[4]	2,688	1,345	—	—	4,033
Total assets	3,335	1,759	67	(218)	4,943
Liabilities at fair value
Derivative contracts	—	116	4	(119)	1
Total liabilities	—	116	4	(119)	1
Net assets	$3,335	$1,643	$63	$(99)	$4,942
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 75% and 74% SCE's equity investments were in companies located in the United States at September 30, 2023 and December 31, 2022, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $87 million and $49 million at September 30, 2023 and December 31, 2022, respectively.
4	Excludes net payables of $90 million and $85 million at September 30, 2023 and December 31, 2022, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Fair value of net assets at beginning of period	$12	$32	$63	$44
Sales	—	(1)	(1)	(7)
Settlements	(23)	(25)	(47)	(54)
Total realized/unrealized gains[1]	45	47	19	70
Fair value of net assets at end of period	$34	$53	$34	$53
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

There were no material transfers into or out of Level 3 during 2023 and 2022.

The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value		Significant		Weighted
	(in millions)		Unobservable	Range	Average
	Assets	Liabilities	Input	(per MWh)	(per MWh)
Congestion revenue rights
September 30, 2023	$34	$—	CAISO CRR auction prices	$(2.86) - $45.78	$0.29
December 31, 2022	67	4	CAISO CRR auction prices	(7.91) - 3,856.67	1.64

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

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $120 million and $137 million at September 30, 2023 and December 31, 2022, respectively, and $5 million of equity investments at December 31, 2022. There are no assets classified as Level 2 at September 30, 2023. Assets measured at fair value and classified at Level 2 consisted of short-term investments of $2 million at December 31, 2022. There are no securities classified as Level 3 for Edison International Parent and Other.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	September 30, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$32,471	$28,700	$29,639	$26,824
SCE	28,398	24,688	26,258	23,469
1	Carrying value is net of debt issuance costs.
2	The fair value of long-term debt is classified as Level 2.

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

During the nine months ended September 30, 2023, SCE issued the following first and refunding mortgage bonds:

Description	Month of Issuance	Rate	Maturity Date	Amount (in millions)
Series 2023A1	March 2023	5.30%	2028	$750
Series 2023B2	March 2023	5.70%	2053	450
Series 2023C1	May 2023	4.90%	2026	400
Series 2023D2	May 2023	5.88%	2053	700
Series 2023E1	September 2023	5.65%	2028	550
1	The proceeds were used to fund the payment of wildfire claims and related expenses above the amount of expected insurance proceeds.
2	The proceeds were used to repay commercial paper borrowings and for general corporate purposes.

Senior Secured Recovery Bonds

In the second quarter of 2023, SCE Recovery Funding LLC issued $775 million of Senior Secured Recovery Bonds, Series 2023-A, in two tranches and used the proceeds to acquire SCE's right, title and interest in and to the Recovery Property. The two tranches of Senior Secured Recovery Bonds consisted of $425 million, 4.697% with final maturity in 2042 bonds and $350 million, 5.112% with final maturity in 2049 bonds. For further details, see Note 3. SCE used the proceeds from the sale of Recovery Property to pay down the entire $730 million outstanding amount of a term loan due in May 2023.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at September 30, 2023:

(in millions, except for rates)
Borrower	Termination Date	Secured Overnight Financing Rate ("SOFR") plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2027	128	$1,500	$389	$—	$1,111
SCE[2,3]	May 2027	108	3,350	621	202	2,527
Total Edison International			$4,850	$1,010	$202	$3,638
1	At September 30, 2023, Edison International Parent had $388 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.84%.
2	At September 30, 2023, SCE had $616 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.73%.
3	In May 2023, Edison International Parent and SCE amended their credit facilities to extend the maturity date to May 2027, with two additional one-year extension options. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Uncommitted Letters of Credit Subsequent to September 30, 2023

In October 2023, SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $625 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements.

I e Note 6.Derivative Instruments

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies that have credit ratings for SCE, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was less than $1 million as of September 30, 2023 and December 31, 2022, for which SCE posted no collateral and collateral of $24 million for its outstanding payables as of September 30, 2023 and December 31, 2022, respectively. If the credit-risk-related contingent features underlying these agreements were triggered on September 30, 2023, SCE would be required to post collateral of $1 million, most of which is related to outstanding payables.

Fair Value of Derivative Instruments

SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. In addition, SCE has provided collateral in the form of letters of credit. Collateral requirements can vary depending upon the level of unsecured credit extended by counterparties, changes in market prices relative to contractual commitments and other factors. See Note 4 for a discussion of fair value of derivative instruments. The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	September 30, 2023
	Derivative Assets		Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Short-Term
Commodity derivative contracts
Gross amounts recognized	$33	$6	$45
Gross amounts offset in the consolidated balance sheets	(5)	—	(5)
Cash collateral received	—	—	(40)
Net amounts presented in the consolidated balance sheets	$28	$6	$—

	December 31, 2022
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term[3]
Commodity derivative contracts
Gross amounts recognized	$459	$120
Gross amounts offset in the consolidated balance sheets	(119)	(119)
Cash collateral received	(99)	—
Net amounts presented in the consolidated balance sheets	$241	$1
1	Included in "Other current assets" on SCE's consolidated balance sheets.
2	Included in "Other long-term assets" on SCE's consolidated balance sheets.
3	Included in "Other current liabilities" on SCE's consolidated balance sheets.

At September 30, 2023, SCE posted and accrued $110 million of cash collateral, of which $40 million was offset against derivative liabilities and $70 million was reflected in "Other current assets" on SCE's consolidated balance sheets.

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

The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Realized	$(57)	$69	$52	$179
Unrealized	34	36	(344)	1

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	September 30, 2023	December 31, 2022
Electricity options, swaps and forwards	Gigawatt hours	2,299	1,022
Natural gas options, swaps and forwards	Billion cubic feet	34	42
Congestion revenue rights	Gigawatt hours	30,770	44,028

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to a reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to a reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended September 30, 2023			Three months ended September 30, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenue from contracts with customers[1]	$2,362	$3,479	$5,841	$2,350	$3,603	$5,953
Alternative revenue programs and other operating revenue[2]	25	(1,179)	(1,154)	100	(836)	(736)
Total operating revenue	$2,387	$2,300	$4,687	$2,450	$2,767	$5,217

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1]	$6,481	$6,685	$13,166	$6,313	$7,000	$13,313
Alternative revenue programs and other operating revenue[2]	306	(886)	(580)	568	(707)	(139)
Total operating revenue	$6,787	$5,799	$12,586	$6,881	$6,293	$13,174
1	At September 30, 2023 and December 31, 2022, SCE's receivables related to contracts from customers were $3.1 billion and $2.3 billion, respectively, which include accrued unbilled revenue of $929 million and $638 million, respectively.
2	Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.

Deferred Revenue

As of September 30, 2023, SCE has deferred revenue of $371 million related to sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $358 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. The deferred revenue is amortized straight-line over a period of 30 years starting 2021.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Edison International:
Income (loss) from operations before income taxes	$189	$(261)	$1,027	$119
Provision for income tax at federal statutory rate of 21%	40	(55)	216	25
(Decrease) increase in income tax from:
State tax, net of federal benefit	(16)	(58)	(16)	(79)
Property-related	(47)	(79)	(152)	(172)
Other	—	5	(7)	(9)
Total income tax (benefit) expense	$(23)	$(187)	$41	$(235)
Effective tax rate	(12.2)%	(71.6)%	4.0%	(197.5)%
SCE:
Income (loss) from operations before income taxes	$268	$(230)	$1,213	$252
Provision for income tax at federal statutory rate of 21%	56	(48)	255	53
(Decrease) increase in income tax from:
State tax, net of federal benefit	(11)	(53)	—	(66)
Property-related	(47)	(79)	(152)	(172)
Other	1	3	(7)	(10)
Total income tax (benefit) expense	$(1)	$(177)	$96	$(195)
Effective tax rate	(0.4)%	(77.0)%	7.9%	(77.4)%

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

Tax years that remain open for examination by the IRS and the California Franchise Tax Board ("FTB") are 2020 – 2022 and 2013 – 2022, respectively.

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Edison International:
Service cost	$25	$30	$75	$90
Non-service cost (benefit)
Interest cost	45	27	135	81
Expected return on plan assets	(54)	(57)	(162)	(171)
Settlement costs	—	—	—	3
Amortization of net loss[1]	—	1	2	3
Regulatory adjustment	(12)	2	(36)	6
Total non-service benefit[2]	$(21)	$(27)	$(61)	$(78)
Total expense	$4	$3	$14	$12
SCE:
Service cost	$24	$29	$72	$87
Non-service cost (benefit)
Interest cost	42	25	126	75
Expected return on plan assets	(51)	(54)	(153)	(162)
Settlement costs	—	—	—	3
Amortization of net loss[1]	—	1	—	3
Regulatory adjustment	(12)	2	(36)	6
Total non-service benefit[2]	$(21)	$(26)	$(63)	$(75)
Total expense	$3	$3	$9	$12
1	Represents the amount of net loss reclassified from other comprehensive loss.
2	Included in "Other Income" on Edison International's and SCE’s consolidated statements of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Service cost	$5	$8	$15	$24
Non-service cost (benefit)
Interest cost	18	14	54	42
Expected return on plan assets	(27)	(24)	(81)	(72)
Amortization of net gain	(12)	(12)	(36)	(36)
Regulatory adjustment	16	14	48	42
Total non-service benefit[1]	$(5)	$(8)	$(15)	$(24)
Total expense	$—	$—	$—	$—
1	Included in "Other income" on Edison International's and SCE's consolidated statements of income.

Note 10. Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion of fair value of the trust investments):

		Amortized Costs		Fair Values
	Longest	September 30,	December 31,	September 30,	December 31,
(in millions)	Maturity Dates	2023	2022	2023	2022
Municipal bonds	2061	$632	$672	$682	$754
Government and agency securities	2073	1,146	1,025	1,210	1,091
Corporate bonds	2070	350	351	376	377
Short-term investments and receivables/payables[1]	One-year	115	110	125	116
Total debt securities and other		$2,243	$2,158	2,393	2,338
Equity securities				1,550	1,610
Total				$3,943	$3,948
1	As of December 31, 2022, short-term investments included $41 million of repurchase agreement payable by financial institutions which earned interest, was 97% secured by U.S. Treasury securities and matured on January 3, 2023.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.5 billion and $1.6 billion at September 30, 2023 and December 31, 2022, respectively.

Trust assets are used to pay income taxes arising from trust investing activity. Deferred tax liabilities related to net unrealized gains were $313 million and $321 million at September 30, 2023 and December 31, 2022, respectively. Accordingly, the fair value of trust assets available to pay future decommissioning costs, net of deferred income taxes, totaled $3.6 billion at both September 30, 2023 and December 31, 2022.

The following table summarizes the gains and losses for the trust investments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Gross realized gains	$48	$22	$243	$111
Gross realized losses	(38)	(35)	(69)	(96)
Net unrealized (losses)/gains for equity securities	(81)	(83)	(17)	(515)

Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other hold strategic investments in companies focused on developing electric technologies and services, included as "Other investments" on Edison International's consolidated balance sheets. As of September 30, 2023, these investments consisted of $13 million of equity investments without readily determinable fair values. As of December 31, 2022, these investments consisted of $5 million of marketable securities and $12 million of equity investments without readily determinable fair values. For further information of fair value and unrealized gains/(losses) of marketable securities, which are recorded in "Other income" on Edison Internationals' consolidated statements of income, see Note 4 and Note 15, respectively. The equity investments without readily determinable fair values balances included cumulative upward adjustments of $9 million, resulting primarily from values determined by additional capital infusions, at both September 30, 2023 and December 31, 2022.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on its consolidated balance sheets are:

	September 30,	December 31,
(in millions)	2023	2022
Current:
Regulatory balancing and memorandum accounts	$2,357	$2,400
Power contracts	—	71
Other	51	26
Total current	2,408	2,497
Long-term:
Deferred income taxes	5,456	5,178
Unamortized investments, net of accumulated amortization	109	113
Unamortized loss on reacquired debt	100	109
Regulatory balancing and memorandum accounts	1,192	1,589
Environmental remediation	233	241
Recovery assets	1,571	834
Other	113	117
Total long-term	8,774	8,181
Total regulatory assets	$11,182	$10,678

Regulatory Liabilities

SCE's regulatory liabilities included on its consolidated balance sheets are:

	September 30,	December 31,
(in millions)	2023	2022
Current:
Regulatory balancing and memorandum accounts	$685	$584
Energy derivatives	—	338
Other	32	42
Total current	717	964
Long-term:
Costs of removal	2,673	2,589
Deferred income taxes	2,227	2,250
Recoveries in excess of ARO liabilities	1,285	1,231
Regulatory balancing and memorandum accounts	1,377	1,116
Pension and other postretirement benefits	984	1,007
Other	24	18
Total long-term	8,570	8,211
Total regulatory liabilities	$9,287	$9,175

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	September 30,	December 31,
(in millions)	2023	2022
Asset (liability)
Energy resource recovery account	$(141)	$1,580
Portfolio allocation balancing account	929	(73)
New system generation balancing account	237	(63)
Public purpose programs and energy efficiency programs	(1,805)	(1,577)
Base revenue requirement balancing account	1,006	1,108
GRC wildfire mitigation balancing accounts	174	67
Residential uncollectibles balancing account	51	—
Greenhouse gas auction revenue and low carbon fuel standard revenue	(393)	(289)
FERC balancing accounts	(208)	(123)
Wildfire and drought restoration accounts	432	352
Wildfire-related memorandum accounts	985	1,168
Risk management balancing account[1]	(74)	—
COVID-19-related memorandum accounts	66	67
Customer service re-platform memorandum account	96	64
Tax accounting memorandum account and pole loading balancing account	61	90
Excess bond and power charge balancing account	11	(56)
Other	60	(26)
Asset	$1,487	$2,289

1	The risk management balancing account is used to support the administration of the customer-funded self-insurance program. See "Note 12—Contingencies—Southern California Wildfires and Mudslides—Wildfire Insurance Coverage" for more details.

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

Southern California Wildfires and Mudslides

California has experienced unprecedented weather conditions in recent years due to climate change, and wildfires in SCE's territory, including those where SCE's equipment may be alleged to be associated with the fire's ignition, have caused loss of life and substantial damage in recent years. SCE's service territory remains susceptible to additional wildfire activity.

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

Recent Developments

Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. Management’s third quarter 2023 review included a review of information obtained from settling claims in the 2017/2018 Wildfire/Mudslide Events litigations through the third quarter of 2023, including higher than expected costs to settle claims. Management’s review also included a review of information obtained in the third quarter of 2023 regarding the nature of claims remaining in the 2017/2018 Wildfire/Mudslide Events litigations. As a result of management's third quarter 2023 review, a $475 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of September 30, 2023 was recorded. As a result, SCE recorded expected recoveries through FERC electric rates of $27 million against the charge. The resulting net charge to earnings was $448 million ($323 million after-tax).

As of September 30, 2023, SCE had paid $8.4 billion under executed settlements, had $209 million to be paid under executed settlements, including $65 million to be paid under the SED Agreement (as defined below), and had $728 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $51 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

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

Litigation

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of September 30, 2023, in addition to the outstanding claims of approximately 2,000 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including Cal OES and Cal Fire, outstanding. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.

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

As of September 30, 2023, SCE has also entered into settlements with approximately 11,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2022, 2021 and 2020, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $1.7 billion, $1.7 billion and $300 million, respectively, to those individual plaintiffs. In the first, second and third quarters of 2023, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $148 million, $278 million and $316 million, respectively, to those individual plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At September 30, 2023 and December 31, 2022, Edison International's and SCE's consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses of $937 million and $1.1 billion, respectively, for the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2022:

(in millions)
Balance at December 31, 2022[1]	$1,119
Increase in accrued estimated losses	565
Amounts paid	(747)
Balance at September 30, 2023[2]	$937
1	At December 31, 2022, $121 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $65 million of settlements executed and $56 million of short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2022, the $1,687 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $934 million, $64 million of long term payables under the SED Agreement and other wildfire-related claims estimates of $689 million.
2	At September 30, 2023, $150 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $144 million of settlements executed and $6 million of short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At September 30, 2023, the $1,583 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $728 million, $59 million of long term payables under the SED Agreement and other wildfire-related claims estimates of $796 million.

For the three and nine months ended September 30, 2023 and 2022, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Charge for wildfire-related claims	$475	$880	$565	$1,296
Expected revenue from FERC customers	(27)	(50)	(33)	(76)
Total pre-tax charge	448	830	532	1,220
Income tax benefit	(125)	(232)	(148)	(341)
Total after-tax charge	$323	$598	$384	$879

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

In total, through September 30, 2023, SCE has accrued estimated losses of $9.3 billion, has paid or is obligated to pay approximately $8.6 billion in settlements, including $65 million to be paid under the SED Agreement, and has recovered $2.0 billion from its insurance carriers in relation to the 2017/2018 Wildfire/Mudslide Events.

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

In August 2023, SCE filed an application ("TKM Application") with the CPUC to seek rate recovery of $2.4 billion of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of
$2.0 billion of uninsured claims and $0.4 billion of associated costs, including legal fees and financing costs. The TKM Application seeks recovery of amounts paid as of July 31, 2023. In the application, SCE proposed a true-up process for claims payments made after that date, and associated costs.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $409 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of September 30, 2023, collections have reduced the regulatory assets remaining in the FERC balancing account to $51 million.

As of September 30, 2023, SCE has $173 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in cost recovery proceedings. In its TKM Application, SCE is seeking capital recovery of approximately $65 million in restoration costs related to the Thomas and Koenigstein Fires. SCE expects to seek to recover the costs incurred for reconstructing its system and restoring service to structures that were damaged or destroyed by the Woolsey Fire in the future.

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

During the nine months ended September 30, 2023, SCE accrued estimated losses of $124 million for claims related to the Post-2018 Wildfires, against which SCE has recorded expected recoveries from insurance of $114 million. The resulting net charge to earnings was $10 million ($7 million after-tax).

Through September 30, 2023, SCE has recorded total estimated losses of $820 million, expected recoveries from insurance and third parties of $587 million and expected recoveries through electric rates of $166 million related to the Post-2018 Wildfires. The after-tax net charges to earnings recorded through September 30, 2023 have been $48 million.

As of September 30, 2023, SCE had paid $30 million under executed settlements related to the Post-2018 Wildfires and Edison International's and SCE's estimated losses for remaining alleged and potential claims related to the Post-2018 Wildfires was $790 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $560 million and through electric rates of $166 million on its consolidated balance sheets related to the Post-2018 Wildfires.

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

2019 Saddle Ridge Fire

The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight fire fighters. In August 2023, SCE received a signed report of investigation from the Los Angeles Fire Department ("LAFD"), in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE’s transmission lines were found in the specific origin area of the Saddle Ridge Fire. A jury trial in the Saddle Ridge Fire litigation is currently set for May 2024. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not accrued a charge for potential losses relating to the Saddle Ridge Fire.

2020 Bobcat Fire

The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The United States Forest Service ("USFS") has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, one commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to six firefighters. In addition, fire authorities have estimated suppression costs at approximately $80 million. An investigation into the cause of the Bobcat Fire was led by the USFS. In

May 2023, SCE received a report of investigation from the USFS, in which the USFS finds that the Bobcat Fire was caused when an SCE electrical wire made contact with a tree limb. A jury trial in the Bobcat Fire litigation is currently set for April 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Bobcat Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Bobcat Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Coastal Fire

The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire is being led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. An inverse condemnation liability bench trial in the Coastal Fire litigation has been set for April 29, 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Coastal Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Coastal Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Fairview Fire

The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (relay) approximately 8 minutes prior to the reported start time of the fire. An investigation into the cause of the Fairview Fire is being led by CAL FIRE. CAL FIRE has retained SCE equipment in connection with its investigation. A trial for bellwether plaintiffs in the Fairview Fire litigation has been set for September 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Fairview Fire. The accrued charges correspond to the lower end of the estimated range of reasonably possible losses that may be incurred in connection with the Fairview Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At September 30, 2023 and December 31, 2022, Edison International's and SCE's consolidated balance sheets included accrued estimated losses of $790 million and $682 million, respectively, for the Post-2018 Wildfires.

The following table presents changes in estimated losses since December 31, 2022:

(in millions)
Balance at December 31, 2022	$682
Increase in accrued estimated losses	124
Amounts paid	(16)
Balance at September 30, 2023	$790

For the three and nine months ended September 30, 2023 and 2022, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from insurance and customers, related to the Post-2018 Wildfires as follows, respectively:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Edison International:
Charge for wildfire-related claims[1]	$118	$415	$124	$565
Expected insurance recoveries[2]	(111)	(244)	(111)	(383)
Expected revenue from CPUC and FERC customers	—	(162)	—	(162)
Total pre-tax charge	7	9	13	20
Income tax benefit	(2)	(3)	(4)	(6)
Total after-tax charge	$5	$6	$9	$14

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
SCE:
Charge for wildfire-related claims[1]	$118	$415	$124	$565
Expected insurance recoveries	(114)	(253)	(114)	(392)
Expected revenue from CPUC and FERC customers	—	(162)	—	(162)
Total pre-tax charge	4	—	10	11
Income tax benefit	(1)	—	(3)	(3)
Total after-tax charge	$3	$—	$7	$8
1	Includes estimated co-insurance payments recorded as operations and maintenance expense.
2	Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International, paid $3 million insurance for the three and nine months ended September 30, 2023 and $9 million insurance for the three and nine months ended September 30, 2022. These insurance payments were included in the insurance recovery of SCE but were excluded from that of Edison International.

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

Each of the Post-2018 Wildfires was ignited after July 12, 2019, and SCE has held a valid safety certificate since July 15, 2019. While a California investor-owned utility has not yet sought recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and investor-owned utilities holding a safety certificate at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility’s conduct is raised. As such, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Post-2018 Wildfires that it has deferred as regulatory assets are probable of recovery through electric rates. As of September 30, 2023, SCE has recorded total expected recoveries related to the Post-2018 Wildfires of $152 million within the WEMA and risk management balancing account and $14 million within the FERC balancing account. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.

Wildfire Insurance Coverage

In May 2023, the CPUC allowed SCE to establish an expanded self-insurance program for wildfire-related costs that will be funded through CPUC-jurisdictional rates, with $150 million collected for the second half of 2023 and, in the absence of wildfire-related claims, $300 million collected for 2024. If losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2024, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum annual contribution of $12.5 million per policy year. If adopted in the 2025 GRC, this self-insurance framework would continue through at least 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. SCE’s self-insurance program meets its obligation to maintain reasonable insurance coverage under AB 1054 for the July 1, 2023 through June 30, 2024 period.

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

SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period was approximately $450 million, of which $357 million was paid to Third-Party Commercial Insurers. SCE's wildfire insurance expense for the July 1, 2021 through June 30, 2022 policy period was approximately $437 million, of which $413 million was paid to Third-Party Commercial Insurers. The difference between the Third-Party Commercial Insurer cost and total cost in both policy years was paid in premiums to EIS. Wildfire insurance premiums paid for the July 1, 2021 through June 30, 2022 and July 1, 2022 through June 30, 2023 policy periods are being recovered through customer rates. See Note 17 for further information.

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

At September 30, 2023, SCE's recorded estimated minimum liability to remediate its 26 identified material sites (sites with a liability balance at September 30, 2023, in which the upper end of the range of expected costs is at least $1 million) was $251 million, including $159 million related to San Onofre. In addition to these sites, SCE also has 12 immaterial sites with a liability balance as of September 30, 2023, for which the total minimum recorded liability was $3 million. Of the $254 million total environmental remediation liability for SCE, $233 million has been recorded as a regulatory asset. SCE expects to recover $36 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $197 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $120 million and $5 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next five years are expected to range from $9 million to $26 million. Costs incurred for the nine months ended September 30, 2023 and 2022 were $9 million and $5 million, respectively.

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

Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $560 million for San Onofre and $16.5 billion for Palo Verde. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers. SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in

Palo Verde, SCE could be required to pay a maximum of approximately $79 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $12 million per future incident in any one year. Based on its ownership interests in San Onofre and Palo Verde prior to January 5, 2018, SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.

Note 13. Equity

Common Stock Issuances

As of September 30, 2023, Edison International had not issued any shares through its "at-the-market" ("ATM") program established in August 2022. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $500 million. Edison International has no obligation to sell the remaining shares available under the ATM program.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended September 30, 2023, 204,724 shares of common stock were issued as stock compensation awards for net cash receipts of $11 million, 61,922 shares of new common stock were issued in lieu of distributing $4 million to shareholders opting to receive dividend payments in the form of additional common stock, 20,400 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $1 million as dividend payments and 29,442 shares of common stock were issued to employees through the Employee Stock Purchase Plan for net cash receipts of $2 million.

During the nine months ended September 30, 2023, 1,013,203 shares of common stock were issued as stock compensation awards for net cash receipts of $50 million, 189,927 shares of new common stock were issued in lieu of distributing $13 million to shareholders opting to receive dividend payments in the form of additional common stock, 90,400 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $6 million as dividend payments, 55,923 shares of common stock were issued to employees through the Employee Stock Purchase Plan for net cash receipts of $4 million and 9,905 shares of common stock were issued to employees through voluntary cash purchases for net cash receipts of $1 million.

Offer to Purchase Outstanding Preferred Stock Subsequent to September 30, 2023

On October 11, 2023, Edison International commenced a tender offer to purchase its outstanding 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") and its 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") for a maximum aggregate purchase price in cash of up to $750 million, plus accrued dividends. The consideration for the securities tendered and accepted for purchase will equal $895 per $1,000 liquidation preference of Series B Preferred Stock and $915 per $1,000 liquidation preference of Series A Preferred Stock, plus, in each case, accrued dividends. The tender offer will expire on November 8, 2023. For further information about Series A Preferred Stock and Series B Preferred Stock, see "Notes to Consolidated Financial Statements—Note 14. Equity" in the 2022 Form 10-K.

Note 14. Accumulated Other Comprehensive Loss

Edison International's accumulated other comprehensive loss, net of tax, consist of:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$(8)	$(48)	$(11)	$(54)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	—	1	1	7
Foreign currency translation adjustments	—	—	2	—
Change	—	1	3	7
Ending Balance	$(8)	$(47)	$(8)	$(47)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

SCE's accumulated other comprehensive loss, net of tax, consists of:

SCE's accumulated other comprehensive loss, net of tax, consists of:
	Three months ended September 30,		Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Beginning balance	$(8)	$(28)	$(8)	$(32)
Pension and PBOP – net loss:
Reclassified from accumulated other comprehensive loss[1]	—	1	—	5
Change	—	1	—	5
Ending Balance	$(8)	$(27)	$(8)	$(27)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income

Other income net of expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
SCE other income (expense):
Equity allowance for funds used during construction	$41	$30	$116	$91
Increase in cash surrender value of life insurance policies and life insurance benefits	9	9	29	30
Interest income	68	19	194	36
Net periodic benefit income – non-service components	26	34	78	99
Civic, political and related activities and donations	(12)	(11)	(28)	(29)
Other	(4)	(10)	(14)	(17)
Total SCE other income	128	71	375	210
Other income (expense) of Edison International Parent and Other:
Net gains (losses) on equity securities	—	8	(3)	2
Other	2	6	5	7
Total Edison International other income	$130	$85	$377	$219

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Nine months ended September 30,
(in millions)	2023	2022	2023	2022
Cash payments (receipts):
Interest, net of amounts capitalized	$1,034	$788	$888	$701
Income taxes, net	—	(49)	—	(49)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	283	267	350	325
Preference stock of SCE	9	6	9	6

SCE's accrued capital expenditures at September 30, 2023 and 2022 were $584 million and $649 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 17. Related-Party Transactions

SCE has previously purchased wildfire liability insurance from EIS, a wholly-owned subsidiary of Edison International. In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million, from EIS for the period to June 30, 2023. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $93 million under which EIS provided insurance protection to SCE. SCE recorded the premium as insurance expense and recorded equal revenue due to customer funding through regulatory cost recovery mechanisms, therefore there was no earnings impact on SCE's consolidated statement of income. EIS recorded the premium as insurance revenue. On the Edison International consolidated statement of income, the EIS insurance revenue eliminated with SCE's insurance expense, therefore the SCE customer revenues increased the earnings of Edison International. SCE did not have insurance expense and corresponding revenue for the three months ended September 30, 2023, and the amount of insurance expense and corresponding revenue was $44 million for the nine months ended September 30, 2023.

The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	September 30,	December 31,
(in millions)	2023	2022
Prepaid insurance[1]	$—	$106
Long-term insurance receivable due from affiliate	431	334
[1]	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS was zero and $67 million for the three months ended September 30, 2023 and 2022, respectively, and $132 million and $146 million for the nine months ended September 30, 2023 and 2022, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2023. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

Jointly Owned Utility Plant

Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2022 Form 10-K.

LEGAL PROCEEDINGS

2017/2018 Wildfire/Mudslide Events

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 25, 2023, in addition to the outstanding claims of approximately 2,000 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including Cal OES and Cal Fire, outstanding. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.

As of October 25, 2023, SCE was aware of approximately 100 pending unsettled lawsuits representing approximately 500 individual plaintiffs related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 60 of the approximately 100 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs have opted to pursue trial outside of the settlement program.

Approximately 40 of the approximately 100 pending unsettled individual plaintiff lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Many of the Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death.

As of October 25, 2023, SCE was aware of approximately 250 currently pending unsettled lawsuits representing approximately 1,500 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 230 of the 250 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. Some individual plaintiffs may opt to pursue trial outside of the settlement program.

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

OTHER INFORMATION

Trading Plans

During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Articles of SCE, effective August 28, 2023 (Filed No. 1-2313 filed as Exhibit 3.1 to SCE’s Form 8-K dated September 19, 2023 and filed September 21, 2023)*

10.1**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 24, 2023

10.2**	Edison International Executive Incentive Compensation Plan, as amended and restated effective January 1, 2024

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2023, filed on November 1, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2023, filed on November 1, 2023, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

104	The cover page of this report formatted in Inline XBRL (included as Exhibit 101)

*    Incorporated by reference pursuant to Rule 12b-32.

**  Indicates a management contract or compensatory plan or arrangement as required by Item 15(a)(3).

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	November 1, 2023	Date:	November 1, 2023