Form 10-K
period 2023-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2024-02-22
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2023

☐             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue	2244 Walnut Grove Avenue
(P.O. Box 976)	(P.O. Box 800)
Rosemead, California 91770	Rosemead, California 91770
(Address of principal executive offices)	(Address of principal executive offices)
(626) 302-2222	(626) 302-1212
(Registrant's telephone number, including area code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Edison International:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC

Southern California Edison Company: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Edison International	Yes ☑ No ☐	Southern California Edison Company	Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes ☐ No ☑

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2023, the last business day of the most recently completed second fiscal quarter:

Edison International	Approximately $26.6 billion	Southern California Edison Company	Wholly owned by Edison International

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of February 15, 2024:

Edison International	384,524,276	shares
Southern California Edison Company	434,888,104	shares (wholly owned by Edison International)

OMISSION OF CERTAIN INFORMATION

Southern California Edison Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format allowed under the General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Edison International Proxy Statement relating to Edison International's 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

This combined Form 10-K is separately filed by Edison International and SCE. Information contained in this document relating to SCE is filed by Edison International and separately by SCE. SCE makes no representation as to information relating to Edison International or its subsidiaries, except as it may relate to SCE and its subsidiaries.

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
Edison Energy

Edison Energy, LLC, an indirect wholly-owned non-utility subsidiary of Edison International, a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers

Edison International Proxy Statement	Proxy Statement to be filed with the SEC in connection with Edison International's Annual Meeting of Shareholders to be held on April 25, 2024
EEI Serious Injury	a work-related injury that is categorized as a "serious injury" by Edison Electric Institute
EEI SIF	a work-related fatality or an EEI Serious Injury
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity other than an investor-owned utility or CCA that provides electric power and ancillary services to retail customers
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings, used to mitigate the risk of wildfires in high fire risk areas, that enable SCE to more quickly shut off power when an electrical fault occurs than under traditional settings
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas

GRC	general rate case
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	Megawatt(s)
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding, a CPUC proceeding to review decommissioning costs
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
Post-2018 Wildfires	Collectively, all the wildfires that originated in Southern California after 2018 where SCE's equipment has been or may be alleged to be associated with the fire's ignition
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
RPS	California's Renewables Portfolio Standard
S&P	Standard & Poor's Financial Services LLC
Safety Tier 1 Contractors	individuals assigned to contracted work activities that may be high risk and, without implementation of appropriate safety measures, may be potentially hazardous or life threatening
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SCE Recovery Funding LLC	a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	an agreement dated October 21, 2021 between SCE and the SED regarding the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires
SoCalGas	Southern California Gas Company
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
Track 2	Track 2 of the 2021 GRC, which addressed the reasonableness of wildfire mitigation costs incurred in 2018 and 2019 that were incremental to amounts authorized in the 2018 GRC
Track 3	Track 3 of the 2021 GRC, which addressed the reasonableness of wildfire mitigation costs incurred in 2020 that were incremental to amounts authorized in the 2018 GRC
Track 4	Track 4 of the 2021 GRC, which addressed SCE's revenue requirement for 2024
Turnover Rate	the number of employees (other than interns) who leave Edison International Parent or SCE for voluntary or involuntary reasons, divided by the average number of employees during the relevant period

WCCP	Wildfire Covered Conductor Program
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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," “targets,” and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, timely or at all, including uninsured wildfire-related and debris flow-related costs (including amounts paid for self-insured retention and co-insurance), costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred as a result of the COVID-19 pandemic, and increased costs due to supply chain constraints, inflation and rising interest rates;
●	impact of affordability of customer rates on SCE’s ability to execute its strategy, including the impact of affordability on the approval of operations and maintenance expenses, and proposed capital investment projects;
●	ability of SCE to implement its operational and strategic plans, including its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
●	ability of SCE to obtain safety certifications from OEIS;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard clarified by AB 1054;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;
●	potential for penalties or disallowances for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition;

●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, flooding, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, public safety issues, property damage, rotating outages and other operational issues (such as issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	cost and availability of labor, equipment and materials, including as a result of supply chain constraints and inflation;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;
●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel and other radioactive material, delays, contractual disputes, and cost overruns;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, contractor performance, changes in the CAISO's transmission plans, and governmental approvals;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities, effective tax rates and cash flows;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in interest rates and potential future adjustments to SCE's ROE based on changes in Moody's utility bond rate index;
●	changes in rates of inflation (including whether inflation-related adjustments to SCE's authorized revenues allowed by the public utility regulators are commensurate with inflation rates);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Coordinating Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance placed on GHG reduction and other climate related priorities;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations; and
●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered, timely or at all, through regulated rate cost escalation provisions or balancing accounts.

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report. Readers are urged to read this entire report, including information incorporated by reference, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE post or provide direct links to (i) certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings in a section titled "SCE Regulatory Highlights," (ii) certain documents and information related to Southern California wildfires which may be of interest to investors in a section titled "Southern California Wildfires," and (iii) presentations, documents and information that may be of interest to investors in a section titled "Presentations and Updates" at www.edisoninvestor.com in order to publicly disseminate such information. The reports, presentations, documents and information contained on, or connected to, the Edison International investor website are not deemed part of, and are not incorporated by reference into, this report.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion related to the results of operations and changes in financial condition for 2022 compared to 2021 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC in February 2023.

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

Beginning July 1, 2023, SCE implemented a customer-funded wildfire self-insurance program. With the commencement of this program, Edison International and SCE no longer consider claims-related losses for wildfires to be representative of ongoing earnings and are treating such costs as non-core items prospectively. For additional information on the customer-funded self-insurance program, see "—Customer-Funded Self-Insurance."

			2023 vs. 2022
(in millions)	2023	2022	Change	2021
Net income (loss) attributable to Edison International
SCE	$1,474	$847	$627	$829
Edison International Parent and Other	(277)	(235)	(42)	(70)
Edison International	1,197	612	585	759
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(634)	(1,248)	614	(1,234)
Wildfire Insurance Fund expense	(213)	(214)	1	(215)
Other wildfire claims and expenses, net of recoveries[1]	(34)	—	(34)	—
2021 NDCTP probable disallowance	(30)	—	(30)	—
Customer cancellations of certain ECS data services	(17)	—	(17)	—
Employment litigation matter, net of recoveries	10	(23)	33	—
Upstream lighting program decision	—	(81)	81	—
Impairments	—	(64)	64	(79)
Organizational realignment charge	—	(14)	14	—
Sale of San Onofre nuclear fuel	—	10	(10)	10
Income tax benefit[2]	257	452	(195)	404
Edison International Parent and Other
Customer revenues for EIS insurance contract, net of claims	42	36	6	24
Income tax benefit from Settlement of 2007 – 2012 California tax audits	—	—	—	115
Income tax expense[2]	(9)	(7)	(2)	(7)
Total non-core items	(628)	(1,153)	525	(982)
Core earnings (loss)
SCE	2,135	2,029	106	1,943
Edison International Parent and Other	(310)	(264)	(46)	(202)
Edison International	$1,825	$1,765	$60	$1,741
1	Charges of $4 million, $6 million and $7 million related to claims from wildfires ignited prior to July 1, 2023 are included in core earnings in 2023, 2022 and 2021, respectively. Core earnings in periods before the third quarter of 2023 have not been recast to exclude these charges.
2	SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; customer revenues for EIS insurance contract are tax-effected at an estimated statutory rate of approximately 20%.

Edison International's 2023 earnings increased $585 million, driven by an increase in SCE's earnings of $627 million, offset by an increase in Edison International Parent and Other loss of $42 million. SCE's higher net income consisted of $106 million of higher core earnings and $521 million of lower non-core loss. Edison International Parent and Other higher loss consisted of $46 million of higher core loss, offset by $4 million of higher non-core earnings.

The increase in SCE's core earnings was primarily due to higher revenue due to the escalation mechanism as set forth in the 2021 GRC final decision and higher interest income on balancing account undercollections, partially offset by higher interest expense.

The increase in Edison International Parent and Other's core loss was primarily due to higher interest expense, partially offset by gains on preferred stock repurchases.

Consolidated non-core items for 2023 and 2022 for Edison International included:

●	Charges of $634 million ($457 million after-tax) recorded in 2023 and $1.2 billion ($899 million after-tax) recorded in 2022 for 2017/2018 Wildfire/Mudslide Events claims and related legal expenses, net of expected recoveries from

FERC customers. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $213 million ($153 million after-tax) recorded in 2023 and $214 million ($154 million after-tax) recorded in 2022 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Charges of $34 million ($25 million after-tax) recorded in 2023 for wildfire claims and related legal expenses, net of expected recoveries from FERC customers, related to the Post-2018 Wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	A charge of $30 million ($21 million after-tax) recorded in 2023 for a probable disallowance related to the reasonableness review of recorded San Onofre Units 2 and 3 decommissioning costs in the 2021 NDCTP. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for more information.
●	A charge of $17 million ($12 million after-tax) recorded in 2023 related to customer cancellations of certain ECS data services. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Insurance recovery of $10 million ($7 million after-tax) recorded in 2023 and a charge of $23 million ($16 million after-tax), net of estimated insurance recoveries, recorded in 2022. Both are related to settlement of an employment litigation matter. SCE and Edison International settled the matter following an atypical jury award.
●	A charge of $81 million ($64 million after-tax) recorded in 2022 related to the Presiding Officer's Decision ("POD") in September 2022 related to SCE's Upstream Lighting Program.
●	Impairment charges of $64 million ($46 million after-tax) recorded in 2022 including $47 million ($34 million after-tax) related to SCE's CSRP settlement agreement and $17 million ($12 million after-tax) related to historical capital expenditures disallowed in Track 3.
●	A charge of $14 million ($10 million after-tax) recorded in 2022 related to organizational realignment services.
●	Gain of $10 million ($7 million after-tax) recorded in 2022 for SCE's sale of San Onofre nuclear fuel.
●	Net earnings of $42 million ($33 million after-tax) and $36 million ($29 million after-tax) recorded in 2023 and 2022, related to customer revenues for an EIS insurance contract offset by expected wildfire claims insured by EIS. See "Notes to Consolidated Financial Statements—Note 18. Related-Party Transactions" for further information.

See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.

Electricity Industry Trends

The electric power industry is undergoing urgent and fundamental changes to how energy infrastructure is planned and built, driven by federal and state government actions to reduce GHG emissions, new sources of demand, such as electric vehicles and building electrification, and technological innovations that support clean energy adoption, such as customer-owned generation and energy storage. These factors are altering the way in which electricity is generated and delivered, as well as the regulatory and business environment for the industry.

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

While these policy goals cannot be achieved by the electric sector alone, the electric grid is a critical enabler of the adoption of energy technologies that support California's GHG reduction objectives. California has set RPS targets which require California retail sellers of electricity to provide 60% of power from renewable resources by 2030. California also requires sellers of electricity to deliver 100% of retail sales from carbon-free sources by 2045, including interim targets of 90% by 2035 and 95% by 2040. In 2023, approximately 49% of SCE's customer deliveries came from carbon-free resources. SCE remains well-positioned to meet its long-term RPS and carbon-free power goals and interim targets. In addition, Edison International is committed to achieving net-zero GHG emissions by 2045, in alignment with economywide climate actions planned by California. This commitment covers the power SCE delivers to customers and Edison International's enterprise-wide operations.

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

Edison International believes that California's 2045 goals can be achieved most economically through emissions reductions from using clean electricity to serve 100% of retail sales, electrifying approximately 90% of light-duty vehicles, 90% of medium-duty vehicles, 54% of heavy-duty vehicles, 80% of buses and 95% of buildings and using low-carbon fuels for technologies that are not yet viable for electrification. California has demonstrated strong long-term support of transportation electrification as shown by the approval of SCE's Charge Ready programs and 2022 legislation banning sales of new gas vehicles by 2035. However, Edison International believes that more state policy support, along with public and private investment, is needed to enable California to reach its 2030 and 2045 GHG reduction targets.

To support these goals, Edison International's vision is to lead the transformation of the electric power industry and the company is focused on opportunities in delivering clean energy, advancing electrification, building a modernized and more reliable grid, and enabling customers' technology choices. SCE's ongoing focus to drive operational and service excellence is intended to allow it to achieve these objectives safely while controlling costs and customer rates. SCE projects that, even as electricity bills increase over time, due to higher efficiency of electrified end-use technologies, decarbonization and electrification will reduce total energy consumption costs for the average family by 40% by 2045.

SCE's grid investment is a key enabler of economywide electrification. To support system reliability, SCE is investing $1.0 billion in utility owned storage capacity as well as contracting for substantial new clean energy resources. See "—Capital Program" and "Business—SCE—Purchased Power and Fuel Supply—CAISO Wholesale Energy Market" for further details. SCE also continues to implement its transportation electrification programs. As of December 31, 2023, SCE had completed construction at 259 sites to support 4,425 charge ports under its suite of light-duty Charge Ready programs, and 65 sites to support the electrification of 1,540 medium and heavy-duty vehicles through its Charge Ready Transport program. SCE plans to invest approximately $13 billion in infrastructure replacement between 2023 and 2028 to ensure the grid is reliable, resilient, and ready for widespread electrification. This represents approximately 30% of the capital plan for that same time period, as discussed in "—Capital Program."

SCE and Edison International are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. Since 2018, SCE has been adapting to climate change through system hardening to reduce wildfire risk. In its 2025 GRC, SCE proposed climate adaptation investments to address wildfire and physical risks that could occur by 2030.

Changes in the electric power industry are impacting customers and jurisdictions outside California as well. Many other states and countries are also pursuing climate change and GHG reduction objectives and large commercial and industrial customers are continuing to pursue cost reduction and sustainability goals. Edison Energy is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers who may be impacted by these changes.

To better engage in this broader transformation and provide a view of developments outside of SCE, Edison International has also made several investments in emerging companies in areas related to the technology and business model changes that are driving industry transformation and may make additional investments in the future. These investments are not financially material to Edison International.

Track 4

In November 2023, the CPUC approved an all-party settlement in Track 4, which authorized an $8.4 billion revenue requirement for 2024, subject to adjustments for updated operations and maintenance escalation rates, the CPUC's decisions to adopt SCE's 2023 to 2025 cost of capital, and expanded customer-funded self-insurance for wildfire-related claims.

2025 General Rate Case

SCE filed its 2025 GRC application with the CPUC in May 2023, for the four-year period 2025 – 2028. In its application, SCE is requesting that the CPUC authorize SCE's test year 2025 revenue requirement of approximately $10.3 billion. This represents a $1.9 billion, or 23% increase over the approximately $8.4 billion 2024 revenue requirement adopted in Track 4 (prior to adjustments for the CPUC's decisions as discussed above in "—Track 4").

SCE's 2025 GRC request also includes proposed revenue requirement increases of approximately $600 million, $700 million, and $700 million in 2026, 2027 and 2028, respectively.

SCE's 2025 GRC highlights its focus on safely providing electric service to its customers that is reliable, resilient, and ready for their needs today and the clean energy transition directed by California policy. The critical drivers of SCE's 2025 GRC request include returning to historical levels of infrastructure replacement work necessary for system reliability as wildfire mitigation activities stabilize, investments in reliability and capacity upgrades to ready the grid for increased electrification to meet customer needs and California's electrification and decarbonization goals, and investments in programs aimed at protecting the safety of the public, customers and SCE's workforce.

In its application, SCE requested that the CPUC issue a final decision on its application by the end of 2024. If the decision is delayed, SCE will request the CPUC to issue an order directing that the authorized revenue requirement changes be effective January 1, 2025, even if the decision is issued subsequent to that date, consistent with CPUC practice in prior GRCs.

For details of 2024 – 2028 capital program forecast and range case, see "—Capital Program."

Cost of Capital Trigger

The cost of capital adjustment mechanism set by the CPUC provides for an adjustment to SCE's authorized cost of capital that, when triggered, will impact SCE's results of operations and cash flows. In 2023, the cost of capital adjustment mechanism was triggered when the difference between the average Moody's Baa utility bond yield for the 12-month period from October 1, 2022 through September 30, 2023 and the mechanism's benchmark exceeded 100-basis points. As a result, SCE's CPUC-authorized ROE increased from 10.05% to 10.75% effective January 1, 2024. Additionally, SCE's authorized costs of long-term debt and preferred equity for 2024 were updated to 4.48% and 7.02%, respectively. The total resulting increase to SCE's 2024 GRC-related revenue requirement is $201 million, which will be implemented in rates starting in the first quarter of 2024. Certain parties have sought review or suspension of the 2024 adjustment, which could impact SCE's authorized cost of capital for 2024. For further information see "Business—SCE— Overview of Ratemaking Process."

Capital Program

Total capital expenditures (including accruals) were $5.4 billion in 2023 and $5.7 billion in 2022. SCE's year-end rate base was $42.7 billion at December 31, 2023, compared to $40.6 billion at December 31, 2022, after excluding rate base associated with AB 1054 Excluded Capital Expenditures.

SCE's 2023 recorded and 2024 – 2028 forecast capital expenditures are set forth in the table below:

							Total
(in billions)	2023	2024	2025	2026	2027	2028	2024 – 2028
Traditional capital expenditures
Distribution	$4.0	$4.3	$5.2	$5.6	$5.5	$5.5	$26.1
Transmission	0.2	0.4	0.8	0.9	1.0	0.7	3.8
Generation	0.1	0.2	0.2	0.2	0.2	0.1	0.9
Subtotal	4.3	4.9	6.2	6.7	6.7	6.3	30.8
Wildfire mitigation-related capital expenditures	1.1	1.1	1.3	1.4	1.5	1.4	6.7
Total capital expenditures	$5.4	$6.0	$7.5	$8.1	$8.2	$7.7	$37.5
Total capital expenditures using range case discussed below	*	$5.6	$6.6	$6.8	$6.8	$6.4	$32.2

*     Not applicable

SCE forecasts a $37.5 billion total capital program for 2024 through 2028, based on the Track 4 settlement (see "—Track 4") and 2025 GRC application, adjusted for ongoing delays in the Riverside Transmission Reliability Project (see "Liquidity and Capital Resources—SCE—Capital Investment Plan") and denial of SCE’s Building Electrification Program (see “Liquidity and Capital Resources—SCE—Regulatory Proceedings”). This forecast includes GRC capital expenditures, CPUC non-GRC capital expenditures, and FERC capital expenditures.

Based on management judgment of potential capital spending variability informed by historical precedent of previously authorized amounts, potential permitting delays and other operational considerations, a range case has been prepared reflecting reductions to GRC capital expenditures, CPUC non-GRC capital expenditures and FERC capital expenditures. Based on the range case, SCE forecasts $32.2 billion total capital expenditures for 2024 through 2028.

In addition to the amounts presented in the table above, SCE expects to make additional CPUC capital investments, the recovery of which will be subject to future regulatory approval. This includes non-GRC programs including additional spending on an enterprise resource planning software implementation, an advanced metering infrastructure program and other potential investments in the grid supporting reliability, resilience and readiness. SCE expects the total expenditures of these programs to be at least $2.0 billion, some of which will be incurred beyond 2028. In addition, in May 2023,

CAISO released its 2022 – 2023 Transmission Plan based on the CPUC's projections that it needs to add more than 40 gigawatts of new resources by 2032. As the incumbent transmission owner for a portion of these transmission projects, SCE expects to construct projects representing at least $2.0 billion of expenditures, most of which will be incurred beyond 2028.

Reflected below is SCE's weighted average annual rate base for 2023 – 2028 incorporating CPUC- and FERC- jurisdictional capital expenditures and planned non-GRC projects or programs.

(in billions)	2023	2024	2025	2026	2027	2028
Rate base for expected capital expenditures	$41.2	$43.4	$49.4	$53.0	$56.8	$60.6
Rate base for expected capital expenditures using range case discussed above	*	$43.0	$48.1	$50.4	$52.8	$55.3

*     Not applicable

SCE forecasts total weighted-average rate base incorporating CPUC- and FERC-jurisdictional capital expenditures increasing to $60.6 billion by 2028 based on the Track 4 settlement and 2025 GRC application adjusted for delays in the utility owned storage projects, the Riverside Transmission Reliability Project, and a reduction of working capital following implementation of the customer-funded self-insurance program.

Southern California Wildfires and Mudslides

California has experienced unprecedented weather conditions in recent years due to climate change. The worsening weather and fuel conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition, and SCE's service territory remains susceptible to additional wildfire activity in 2024 and beyond.

Wildfires in SCE's territory have caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. SCE's equipment has been, and may further be, alleged to be associated with wildfires that originate in Southern California.

In response to worsening conditions and wildfire activity in its territory in the recent past, SCE has developed and is implementing its WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities. Further to the investments SCE is making as part of its WMP, SCE also uses its PSPS program to proactively de-energize power lines as a last resort to mitigate the risk of significant wildfires during extreme weather events.

2017/2018 Wildfire/Mudslide Events

Multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International and SCE has incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events.

SCE has previously entered into settlements with a number of local public entities and subrogation plaintiffs in the TKM and Woolsey litigations and under the SED Agreement. In addition, SCE has also entered into settlements with approximately 12,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation.

In 2023, SCE accrued estimated losses of $630 million for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. As a result, SCE also recorded expected recoveries through FERC electric rates of $37 million against the charge, and the resulting net charge to earnings was $593 million ($428 million after-tax).

Through December 31, 2023, SCE has accrued estimated losses of $9.4 billion, recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through FERC electric rates of $413 million,

$376 million of which has been collected, related to the 2017/2018 Wildfire/Mudslide Events claims. The after-tax net charges to earnings recorded for claims related to the 2017/2018 Wildfire/Mudslide Events through December 31, 2023 have been $5.1 billion.

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE receives additional information with respect to damages claimed as the claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation processes, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

As of December 31, 2023, SCE had paid $8.7 billion under executed settlements and had $78 million to be paid under executed settlements, including $62 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through December 31, 2023, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $637 million. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek CPUC-jurisdictional rate recovery of prudently-incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance and FERC-jurisdictional recoveries, other than for any obligations under the SED Agreement. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of approximately $6.4 billion of uninsured claims by filing applications with the CPUC. In August 2023, SCE filed the first of such cost recovery applications to seek rate recovery of $2.4 billion of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of $2.0 billion of uninsured claims and $0.4 billion of associated costs, including legal fees and financing costs. In its filing, SCE is also seeking capital recovery of approximately $65 million in restoration costs. SCE has requested that the CPUC issue a proposed decision on its application in February 2025. SCE targets the third quarter of 2024 for the filing of its application to seek rate recovery of approximately $4 billion of uninsured claims related to the Woolsey Fire. In its application, SCE will also seek associated costs, including legal fees, financing costs and restoration costs. SCE's plans with respect to this filing may be delayed or modified. Because the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area is the only directly comparable precedent available, SCE believes that there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire claims related cost-recovery proceedings for fires ignited prior to the adoption of AB 1054 on July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates.

2017 Creek Fire

In addition to the Thomas, Koenigstein and Woolsey Fires, there were several other wildfires ignited in 2017 and 2018 that impacted portions of SCE's service territory, including the 2017 Creek Fire that ignited near Sylmar, California.

Based on pending litigation, it is reasonably possible that SCE will incur a material loss in connection with the Creek Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not determined that losses in connection with the Creek Fire are probable and consequently has not accrued a charge for potential losses relating to the Creek Fire. SCE’s wildfire insurance for the period in which the Creek Fire was ignited has been almost fully exhausted as a result of the TKM litigation.

Post-2018 Wildfires

Several wildfires have significantly impacted portions of SCE's service territory after 2018, including the 2019 Saddle Ridge Fire, the 2020 Bobcat Fire, the 2022 Coastal Fire and the 2022 Fairview Fire.

In 2023, SCE recorded a $184 million increase in estimated losses for claims related to the Post-2018 Wildfires and recorded $149 million in expected insurance recoveries against the charge. As a result, SCE also recorded expected recoveries through electric rates of $2 million against the charges accrued related to the Post-2018 Wildfires. The resulting net charge to earnings was $33 million ($24 million after-tax).

Through December 31, 2023, SCE has recorded total estimated losses of $880 million and expected recoveries from insurance and third parties of $622 million related to the Post-2018 Wildfire claims. As a result, SCE also recorded expected recoveries through electric rates of $168 million against the charges accrued related to the Post-2018 Wildfire claims. The after-tax net charges to earnings recorded through December 31, 2023 have been $65 million.

As of December 31, 2023, SCE had paid $204 million under executed settlements related to the Post-2018 Wildfires, and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Post-2018 Wildfires was $676 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $512 million and through electric rates of $154 million on its consolidated balance sheets related to the Post-2018 Wildfire claims.

While Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Post-2018 Wildfires, Edison International and SCE expect that any losses incurred in connection with any such fire will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any losses after expected recoveries from insurance and through electric rates will not be material.

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

Customer-Funded Self-Insurance

In May 2023, the CPUC approved a joint petition for modification of the 2021 GRC decision filed by SCE, The Utility Reform Network and the Public Advocates Office, allowing SCE to expand its use of self-insurance. The approved self-insurance program is effective for wildfires ignited between July 1, 2023 and December 31, 2024, and has been funded through CPUC-jurisdictional rates with $150 million collected during the second half of 2023 and, in the absence of wildfire-related claims, $300 million to be collected in 2024. The self-insurance program resulted in a reduction to current revenue requirements of $80 million in 2023 and, subject to adjustment, $160 million in 2024. If losses are accrued for wildfire-related claims, the program contains an adjustment mechanism that will increase rates in subsequent years as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum annual contribution of $12.5 million per policy year. If adopted in the 2025 GRC, this self-insurance framework will continue at least through 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. SCE expects continuation of the customer-funded self-insurance framework to be adopted without protest in the 2025 GRC. Depending upon losses over time, customers will benefit further from SCE's wildfire self-insurance program as a result of not having to fund the recurring costs of SCE purchasing commercial wildfire insurance coverage.

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission, and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC-authorized balancing accounts which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

Years ended December 31, 2023, 2022 and 2021

The following table is a summary of SCE's results of operations for the periods indicated:

	2023			2022			2021
		Cost-			Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$9,012	$7,263	$16,275	$9,008	$8,164	$17,172	$7,872	$7,002	$14,874
Purchased power and fuel	—	5,486	5,486	—	6,375	6,375	—	5,540	5,540
Operation and maintenance	2,311	1,760	4,071	2,793	1,866	4,659	2,015	1,573	3,588
Wildfire-related claims, net of insurance recoveries	665	—	665	1,305	—	1,305	1,276	—	1,276
Wildfire Insurance Fund expense	213	—	213	214	—	214	215	—	215
Depreciation and amortization	2,588	45	2,633	2,540	19	2,559	2,209	7	2,216
Property and other taxes	539	27	566	482	15	497	462	—	462
Impairment, net of other operating income	(2)	3	1	50	—	50	67	—	67
Total operating expenses	6,314	7,321	13,635	7,384	8,275	15,659	6,244	7,120	13,364
Operating income (loss)	2,698	(58)	2,640	1,624	(111)	1,513	1,628	(118)	1,510
Interest expense	(1,312)	(44)	(1,356)	(977)	(28)	(1,005)	(785)	(6)	(791)
Other income, net	395	102	497	198	139	337	109	124	233
Income before income taxes	1,781	—	1,781	845	—	845	952	—	952
Income tax expense (benefit)	184	—	184	(109)	—	(109)	17	—	17
Net income	1,597	—	1,597	954	—	954	935	—	935
Preference stock dividend requirements	123	—	123	107	—	107	106	—	106
Net income available for common stock	$1,474	$—	$1,474	$847	$—	$847	$829	$—	$829

Earning Activities

Earning activities in 2023 compared to 2022 were primarily affected by the following:

●	Higher operating revenue of $4 million is primarily due to:
●	An increase of CPUC-related revenue of $411 million due to the escalation mechanism set forth in the 2021 GRC decision.
●	A decrease of CPUC-related revenue of $358 million due to lower wildfire-related expenses that had been authorized for recovery during 2022 through Track 2 and Track 3.

●	A decrease of CPUC-related revenue of $49 million related to lower CSRP revenue requirements approved in 2023 than in 2022.
●	Lower operation and maintenance costs of $482 million primarily due to the following:
●	In 2022, SCE recognized $404 million of previously deferred wildfire-related expenses upon approval of Track 2 and Track 3, compared to $54 million previously deferred expenses recognized in 2023 primarily related to the Track 3 in 2023. These wildfire-related expenses were offset in revenue.
●	In 2022, SCE recognized a charge of $95 million related to the POD on SCE's Upstream Lighting Program. This consisted of $76 million of disallowed costs reclassified from cost recovery activities and $19 million of fines.

●	Lower uncollectible expenses of $40 million primarily due to prior period expenses not subject to cost recovery recorded in 2022. A CPUC decision in 2022 required SCE to change its methodology for calculating the portion of uncollectible expenses incremental to GRC authorized revenues.
●	In 2023, SCE recognized a probable disallowance of $30 million related to the 2021 NDCTP. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for more information.
●	Wildfire-related claim charges were $665 million and $1.3 billion in 2023 and 2022, respectively, primarily related to the 2017/2018 Wildfire/Mudslide Events. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Higher depreciation and amortization expense of $48 million primarily due to increased plant balances, partially offset by the CSRP decision received in 2022, which authorized SCE to recover $134 million of previously deferred depreciation expense.
●	Higher property and other taxes of $57 million primarily due to higher property assessed value in 2023.
●	Impairments were recorded in 2022, of which $17 million related to the CPUC decision in Track 3 and $47 million related to a settlement agreement between SCE and TURN in the CSRP proceeding during 2022.
●	Higher interest expense of $335 million primarily due to higher interest rates on long-term debt, short-term debt and balancing account overcollections, as well as increased long-term borrowings.
●	Higher other income of $197 million primarily due to higher interest rates applied to balancing account undercollections.
●	See "Income Taxes" below for the explanation of $293 million increase in income tax expenses.
●	Higher preference stock dividend requirements of $16 million primarily due to dividends paid on Series E preference stock at a higher rate. See "Notes to Consolidated Financial Statements—Note 14. Equity— Preferred and Preference Stock of Utility."

Cost-Recovery Activities

Cost-recovery activities in 2023 compared to 2022 were primarily affected by the following:

●	Lower purchased power and fuel costs of $889 million, primarily due to lower prices and volumes for both purchased power and gas, partially offset by hedging activities.
●	Lower operation and maintenance costs of $106 million primarily due to:
●	Lower insurance costs of $218 million due to expansion of SCE's use of customer-funded self-insurance for wildfire-related claims in July 2023.
●	A net decrease of $114 million due to lower recognition of previously deferred expenses primarily related to wildfire mitigation, drought restoration, and COVID-19.
●	Lower uncollectible expenses of $79 million primarily due to the recognition of $109 million previously deferred uncollectible expenses in the first quarter of 2022.
●	In 2023, SCE recognized $209 million of previously deferred incremental wildfire insurance premiums that provided coverage for the last six months of 2020.

●	$76 million of disallowed costs were reclassified to earnings activities related to Upstream Lighting Program in 2022. See "—Earnings Activities" above.
●	Higher amortization expense, property and other taxes and interest expenses of $26 million, $12 million, and $16 million, respectively, primarily due to recovery of expenses associated with AB 1054 Excluded Capital Expenditures financed through securitization.
●	Lower other income of $37 million primarily driven by lower net periodic benefit income related to the non-service cost components for SCE's pension and PBOP. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for further information.

Supplemental Operating Revenue Information

As a result of the CPUC-authorized decoupling mechanism, SCE revenues are not affected by changes in retail electricity sales.

Income Taxes

Higher income tax expense of $293 million in 2023 compared to 2022 (a tax benefit was recorded in 2022) was primarily driven by the increase in pre-tax income and lower tax benefit associated with CSRP revenue recovery in 2023. The effective tax rates were 10.3% and (12.9)% for 2023 and 2022, respectively. SCE's effective tax rate is below the federal statutory rate of 21% for 2023 and 2022 primarily due to the CPUC's ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred income tax expense.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable as segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,
(in millions)	2023	2022	2021
Edison Energy Group, Inc. (a subsidiary of Edison International) and subsidiaries	$(12)	$(17)	$(15)
Corporate expenses and other subsidiaries	(178)	(113)	5
Edison International Parent and Other net loss	$(190)	$(130)	$(10)
Less: Preferred stock dividend requirements	87	105	60
Edison International Parent and Other net loss attributable to common shareholders	$(277)	$(235)	$(70)

The net loss attributable to common shareholders from operations of Edison International Parent and Other increased $42 million in 2023 compared to 2022 primarily due to higher interest expense, partially offset by gains on preferred stock repurchases of $16 million.

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

In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, and capital market and bank financings. SCE also has availability under its credit facility to fund cash requirements. SCE also expects to issue additional debt for general corporate purposes, and to finance and refinance debt issued for payment of claims and expenses related to the 2017/2018 Wildfire/Mudslide Events.

SCE issued securitized bonds in the amounts of $775 million, $533 million, and $338 million in 2023, 2022, and 2021, respectively, to finance the required AB 1054 Excluded Capital Expenditures and related financing costs. For more information, see "Notes to Consolidated Financial Statements––Note 5. Debt and Credit Agreements."

The following table summarizes SCE's current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa1	BBB	BBB
Outlook	Stable	Stable	Stable

SCE's credit ratings may be affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner, or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts and environmental remediation obligations would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. For further details, see "—Margin and Collateral Deposits."

For restrictions on SCE's ability to pay dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."

Available Liquidity

At December 31, 2023, SCE had cash on hand of $214 million and approximately $1.8 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2027. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also has standby letters of credit with total capacity of $625 million, and the unused amount was $572 million as of December 31, 2023. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

At December 31, 2023, SCE had $1.6 billion outstanding commercial paper, net of discount, at a weighted average interest rate of 5.82%. In January 2024, SCE issued $500 million and $900 million of first and refunding mortgage bonds due in 2027 and 2034, respectively. The proceeds were used to repay part of the commercial paper borrowings outstanding as of December 31, 2023, fund the payment of wildfire claims and related expenses above insurance proceeds, and for general corporate purposes.

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At December 31, 2023, SCE's debt to total capitalization ratio was 0.56 to 1.

At December 31, 2023, SCE was in compliance with all financial covenants that affect access to capital.

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

2021 GRC Wildfire Mitigation Memorandum Account Balances

The 2021 GRC decision authorized the establishment of balancing accounts for expenses for vegetation management, wildfire insurance, and the WCCP program, with expenditures up to certain thresholds approved for cost recovery. SCE may submit subsequent reasonableness review applications for any spending in excess of these thresholds. SCE has incurred vegetation management expenses and capital expenditures for WCCP in excess of thresholds established in the 2021 GRC. SCE has also incurred costs in excess of amounts authorized in the 2021 GRC related to other wildfire mitigation activities, including inspections and maintenance and to support execution of PSPS events.

In June 2022, SCE filed an application with the CPUC requesting reasonableness review of the incremental costs incurred in 2021 related to non-WCCP wildfire mitigation and vegetation management activities, requesting a total revenue requirement of approximately $327 million. In February 2024, the CPUC issued a proposed decision that, if adopted, will authorize a total revenue requirement of $310 million, along with ongoing capital revenue requirements and interest. These revenue requirements will be amortized over 12 months.

In October 2023, SCE requested authority to recover revenue requirements associated with 2022 operations and maintenance and capital expenditures above levels authorized in wildfire mitigation accounts and the vegetation management balancing account. The revenue requirement, including interest, is currently estimated at $384 million. In January 2024, SCE filed a supplemental motion for interim rate recovery to include $210 million of these costs and associated interest in revenue requirements beginning March 1, 2024.

2020 Emergency Wildfire Restoration

Multiple wildfires occurred during 2020 which caused damage within SCE's service territory and to SCE's Big Creek hydroelectric facility.

In March 2022, SCE filed a catastrophic event memorandum account application requesting recovery of $207 million of operation and maintenance expenses incremental to authorized revenue requirements and $312 million of capital expenditures incremental to amounts authorized in the 2021 GRC primarily related to these restoration efforts. SCE has not yet filed for recovery of generation restoration costs, as repairs to hydroelectric generation facilities are not complete.

2024 FERC Formula Rate Annual Update

In November 2023, SCE filed its 2024 annual transmission revenue requirement update with the FERC, with the rate effective January 1, 2024. The update reflects a $1.1 billion transmission revenue requirement for 2024, $290 million or 20% lower than amounts included in the 2023 annual rates. The decrease is primarily due to returning an overcollection based on actual 2022 costs and lower wildfire-related claims.

Building Electrification Programs Application

In December 2021, SCE filed a $677 million Building Electrification Program Application for a four-year program (2024 – 2027) to incentivize replacing 250,000 gas-fueled water and space heaters with efficient electric heat pumps and to upgrade or enhance the electrical infrastructure for 65,000 homes to support electrification. The proposed program included $200 million for customer-side electrical infrastructure upgrades for which SCE requested inclusion as a regulatory asset in rate base, $69 million in capital expenditures and $408 million of operations and maintenance expense including heat pump incentives, program administration, and implementation costs. In January 2024, the CPUC issued a decision denying the application in its entirety.

Capital Investment Plan

Major Transmission Projects

A summary of SCE's most significant transmission and substation construction projects during the next two years is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing and regulatory approvals.

		Direct
	Project	Expenditures	Inception to Date	Scheduled In-
Project Name	Lifecycle Phase	(in millions)[1]	(in millions)[1]	Service Date
Riverside Transmission Reliability[2]	Licensing	584	34	2028
Alberhill System[3]	Licensing	472	47	2029
Eldorado-Lugo-Mohave Upgrade	Construction	383	247	2024
1	Direct expenditures include direct labor, land and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecast discussed in "Management Overview—Capital Program."
2	Expenditures and in-service date are based on CPUC approved plans and will likely be impacted by the timing of CPUC determination of the City of Norco’s petition for modification ("PFM") and any changes to those plans required by Riverside City Council ("RCC").
3	In June 2023, SCE filed an amended application for a certificate of public convenience and necessity ("CPCN") with technical design modifications and engineering refinements to the proposed project that decreases project costs and reduces GHG emissions. Accordingly, the direct expenditures of the project are estimated to be reduced from $486 million to $472 million. SCE is unable to predict the timing of a final CPUC decision and the final project costs for the Alberhill System Project.

Riverside Transmission Reliability Project

The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities ("RPU"), the municipal utility department of the City of Riverside. While RPU will be responsible for constructing some of the project's facilities within Riverside, SCE's portion of the project consists of constructing upgrades to its system, including a new 230 kV substation; certain interconnection and telecommunication facilities and overhead transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. In May 2022, the RCC voted to investigate alternatives to the CPUC approved project. Consequently, SCE suspended all major activities on the project. In January 2023, the RCC voted to establish a working group to pursue funding for additional undergrounding. On October 2, 2023, the City of Norco filed a PFM to modify the CPUC decision approving the project and reopen the record to reconsider full undergrounding. In November 2023, SCE filed a response opposing the PFM.

Alberhill System Project

The Alberhill System Project consists of constructing a new 500 kV substation, two 500 kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500 kV transmission line, telecommunication equipment and subtransmission lines in western Riverside County. The project was designed to meet long-term forecasted electrical demand in the proposed Alberhill System Project area and to increase electrical system reliability and resiliency. In April 2018 and July 2018, the CPUC issued a proposed decision and an alternate proposed decision, both denying SCE's ability to construct the Alberhill System Project based on a perceived lack of need. SCE filed comments on both proposed decisions requesting that the CPUC grant the CPCN for the Alberhill System Project. In August 2018, the CPUC issued a decision that did not deny or approve the Alberhill System Project but directed SCE to submit supplemental information on the Alberhill System Project including but not limited to a load forecast and cost benefit analysis of several alternatives to the proposed project. Ongoing capital spending has been deferred as a result of the CPUC request for additional information. In January 2020, SCE submitted a supplemental analysis to the CPUC for the Alberhill System Project including several alternatives to the proposed project as well as an update to the original project cost. A final decision on the Alberhill System Project remains pending. In June 2023, SCE filed an amended CPCN with technical design modifications and engineering refinements to the proposed project that decrease project costs and reduce GHG emissions. Given the uncertainty associated with the resolution of the permitting process, potential revisions to the project have not been reflected in total direct expenditures. SCE continues to believe a system solution is needed for the project area but is unable to predict the timing of a final CPUC decision in connection with the Alberhill System Project proceeding.

Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. Excluding land costs, which may be recovered through sale to a third party, SCE has incurred approximately $62 million of capital expenditures, including overhead costs, of which approximately $44 million may not be recoverable if the project is cancelled as of December 31, 2023.

Eldorado-Lugo-Mohave Upgrade Project

The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to southern California. The project would modify SCE's existing Eldorado, Lugo, and Mohave electrical substations to accommodate the increased power flows from Nevada to southern California; increase the power flow through the existing 500 kV transmission lines by constructing two new capacitors along the lines; raise transmission tower heights to meet ground clearance requirements; and install fiber optics on the transmission lines to provide communications between existing SCE substations. In August 2020, the CPUC approved the CPCN for the project.

Construction for the project began in November 2020. The total costs for the Eldorado-Lugo-Mohave Upgrade Project are expected to exceed amounts currently approved in the CPCN granted by the CPUC due to delays in regulatory approvals, contractor performance issues, supply chain constraints, COVID-19 impacts and the availability of CAISO outage windows. In May 2023, SCE filed a Petition for Modification of the decision that approved the project to increase the maximum reasonable and prudent cost for the project, which increased the direct expenditures from $247 million to

$319 million. SCE expects the project to be in service in 2024. Additional work after the in-service date is also required to mitigate the impact of the project on nearby natural gas transmission lines. Current estimation of the additional work is approximately $64 million. A further Petition for Modification is expected to be filed before the authorized spending is exceeded.

Utility Owned Storage Projects

In October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory with an aggregate capacity of 537.5 MW, consisting of a 225 MW project, a 200 MW project and a 112.5 MW project, and an in-service date of August 1, 2022. Ameresco has advised SCE that it currently expects all three projects to be in-service prior to June 2024.

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

In April 2023, Ameresco discovered damage to some of the equipment at the 225 MW project. Ameresco has sent SCE a notice of potential force majeure event and has concluded that the damage was caused by soil heave and that the soil heave was caused by extreme rainstorms at the project site in the winter of 2022 – 2023. Ameresco is performing corrective action in response to the damage discovered in 2023.

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

Ameresco has obtained surety bonds to secure its obligations to complete the construction of the projects, and is also required to obtain surety bonds or letters of credit after completion of the projects to secure its performance obligations, including its warranty obligations. If Ameresco is unable to fulfill its obligations and the amounts available under any surety bonds or letters of credit are insufficient or the issuer of any such surety bonds or letters of credit disputes coverage or otherwise does not perform or pay for the performance of Ameresco’s obligations, SCE will incur additional costs beyond its contractual obligations.

Other Capital Investment Projects and Programs

For a discussion of forecast wildfire mitigation capital expenditures, including the WCCP, see "Management Overview—Capital Program." For discussion of Electrification and Clean Energy Transition Programs, see "— Regulatory Proceedings—Building Electrification Programs Application."

Decommissioning of San Onofre

The decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning and the management of spent nuclear fuel. SCE is the operating agent of San Onofre and has engaged the DGC to undertake a significant scope of decommissioning activities for Units 1, 2 and 3 at San Onofre. The decommissioning of San Onofre is expected to take many years. SCE funds decommissioning costs, including costs associated with storing spent nuclear fuel, with assets that are currently held in nuclear decommissioning trusts.

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

SCE's Coastal Development Permits, the principal discretionary permits required for major decommissioning activities, extend through 2035.

Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in ISFSI 1 was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work.

Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from San Onofre Units 2 and 3 to dry cask storage in the two ISFSIs was completed in August 2020. In August 2020, SCE commenced, and is currently conducting, major decommissioning activities in accordance with the terms of the Coastal Developmental Permit for San Onofre Units 2 and 3.

In 2021, SCE updated its decommissioning cost estimate for decommissioning activities to be completed at San Onofre Units 2 and 3 to $3.4 billion (SCE share is $2.6 billion) in 2021 dollars. The decommissioning cost estimate included costs through the expected decommissioning completion date, currently estimated to be in 2053 for San Onofre Units 2 and 3. SCE requested approval of its updated decommissioning cost estimate from the CPUC in February 2022 as part of its 2021 NDCTP filing. Decommissioning cost estimates are subject to a number of uncertainties including the cost and timing of nuclear waste disposal, the time it will take to obtain required permits, cost of removal of property, site remediation costs, as well as a number of other assumptions and estimates, including when the federal government will provide for either interim or permanent off-site storage of spent nuclear fuel enabling the removal and transport of spent fuel canisters from the San Onofre site, as to which there can be no assurance. Cost estimates are subject to change as decommissioning proceeds and such changes may be material.

SCE's share of the San Onofre Units 2 and 3 decommissioning costs recorded during 2023 and 2022 were $226 million (in 2023 dollars) and $187 million (in 2022 dollars), respectively. The CPUC conducts a reasonableness review of recorded decommissioning costs in NDCTPs.

In the 2021 NDCTP, filed in February 2022, SCE requested reasonableness review of approximately $570 million (SCE share in 2022 dollars) of recorded San Onofre Units 2 and 3 decommissioning costs incurred during the period 2018 to

2020. In May 2023, SCE entered into a settlement with the relevant intervenors under which, subject to CPUC approval, SCE agreed to a disallowance in the 2021 NDCTP of approximately $30 million. SCE has accrued for this disallowance.

SCE had nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.2 billion at both December 31, 2023 and 2022. Based upon the resolution of a number of uncertainties, including the uncertainties of decommissioning discussed above, the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other assumptions and estimates, additional contributions to the nuclear decommissioning trust's funds may be required. If additional contributions to the nuclear decommissioning trust funds become necessary, SCE will seek recovery of additional contributions to the decommissioning trust through electric rates and any such recovery will be subject to a reasonableness review by the CPUC. Cost increases resulting from contractual disputes, delays in performance by the contractor, elevated levels of inflation, or permitting delays, among other things, could cause SCE to materially overrun the decommissioning cost estimate and could materially impact the sufficiency of trust funds.

In December 2023, the CPUC approved disbursements from SCE's nuclear decommissioning trusts to cover forecasted 2024 decommissioning costs for San Onofre Units 2 and 3, of which SCE's share is approximately $300 million in 2024 dollars.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at December 31, 2023 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of December 31, 2023, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel derivative contracts.

In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices. Furthermore, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which a downgrade below investment grade occurs.

(in millions)
Collateral posted as of December 31, 2023[1]	$217
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	102
Incremental collateral requirements for SCE's financial hedging activities resulting from adverse market price movement[3]	51
Posted and potential collateral requirements	$370

1      Net collateral provided to counterparties and other brokers consisted of $88 million in letters of credit and surety bonds and $129 million of cash collateral.

2      Represents potential collateral requirements for accounts payable and mark-to-market valuation at December 31, 2023. Requirement varies throughout the period and is generally lower at the end of the month.

3      Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2023 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.

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

At December 31, 2023, Edison International Parent had cash on hand of $131 million and $1.3 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2027.

At December 31, 2023 Edison International Parent had $246 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.82% supported by the $1.5 billion revolving credit facility. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

Edison International Parent has $500 million of debt maturities arising in the next 12 months. Edison International expects to issue debt to refinance these maturities.

Edison International Parent maintains a program to sell shares of its common stock with aggregate sales price up to $500 million, including through designated broker-dealers at prevailing market prices (an "at-the-market" offering). For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity."

In November 2023, Edison International repurchased 61,497 shares of its Series A Preferred Stock and 84,223 shares of its Series B Preferred Stock through a tender offer. In December 2023, Edison International repurchased 29,186 shares of its Series A Preferred Stock and 133,323 shares of its Series B Preferred Stock on the open market. The aggregate amount paid, including accrued and unpaid dividends, was $133 million for the tender offer repurchase and $155 million for the open market repurchase. Edison International paid the consideration and the fees and expenses incurred with cash on hand and proceeds of debt issuances. For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity."

On February 22, 2024, Edison International declared a dividend of $0.78 per share to be paid on April 30, 2024. Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. Prior to declaring dividends, Edison

International's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.

Edison International's ability to declare and pay common dividends may be restricted under the terms of the Series A and Series B Preferred Stock. For further information see "Notes to Consolidated Financial Statements—Note 14. Equity."

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2023, Edison International's consolidated debt to total capitalization ratio was 0.63 to 1.

At December 31, 2023, Edison International Parent was in compliance with all financial covenants that affect access to capital.

The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB	BBB
Outlook	Stable	Stable	Stable

Edison International Parent's credit ratings may be affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner, or the Wildfire Insurance Fund is depleted by claims from catastrophic wildfires. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.

Edison International Income Taxes

Net Operating Loss and Tax Credit Carryforwards

Edison International has approximately $3.4 billion of tax effected net operating losses and tax credit carryforwards at December 31, 2023 (after excluding $106 million of Capistrano Wind attributes and offsetting $363 million of unrecognized tax benefits), which are available to offset future consolidated tax liabilities.

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

Historical Cash Flows

SCE

	Years ended December 31,
(in millions)	2023	2022	2021
Net cash provided by operating activities	$3,681	$3,319	$158
Net cash provided by financing activities	1,182	2,724	5,218
Net cash used in investing activities	(5,231)	(5,557)	(5,152)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(368)	$486	$224

Net Cash Provided by Operating Activities

The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2023, 2022 and 2021:

	Years ended December 31,			Change
(in millions)	2023	2022	2021	2023/2022
Net income	$1,597	954	$935
Non-cash items[1]	2,979	2,701	2,534
Subtotal	4,576	3,655	3,469	$921
Contributions to Wildfire Insurance Fund	(95)	(95)	(95)	—
Changes in cash flow resulting from working capital[2]	(762)	327	(705)	(1,089)
Regulatory assets and liabilities	576	(51)	(720)	627
Wildfire related claims[3]	(410)	(56)	(2,648)	(354)
Proceeds from Morongo Transmission LLC	—	—	400	—
Other noncurrent assets and liabilities[4]	(204)	(461)	457	257
Net cash provided by operating activities	$3,681	$3,319	$158	$362
1	Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other income, Wildfire Insurance Fund amortization expense, deferred income taxes and other.
2	Changes in working capital items include receivables, unbilled revenue, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, derivative assets and liabilities and other current assets and liabilities.
3	The amount in 2023 represents payments of $1.0 billion for 2017/2018 Wildfire/Mudslide Events and $190 million for Post-2018 Wildfires, partially offset by an increase in wildfire estimated losses of $814 million. The 2022 amount includes payments of $1.9 billion settlements on 2017/2018 Wildfire/Mudslide Events claims, partially offset by an increase of estimated losses of $1.3 billion on 2017/2018 Wildfire/Mudslide Events and $0.6 billion on Post-2018 Wildfires.
4	Includes nuclear decommissioning trusts. See “Nuclear Decommissioning Activities” below for further information. Also includes changes in wildfire-related insurance receivables.

Net cash provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2023 by $921 million from 2022 primarily due to higher revenue due to the escalation mechanism as set forth in the 2021 GRC final decision and higher interest income on balancing account undercollections and lower wildfire estimated losses, partially offset by higher interest expense.

Net cash (outflow) inflow for working capital was $(762) million and $327 million in 2023 and 2022, respectively. The net cash outflow for working capital for 2023 was primarily due to decrease in payables of $402 million driven by payments on power purchase contracts and a decrease in gas price from December 2022, and increases in customer receivables and unbilled revenue of approximately $300 million due to various customer protection programs in place. The net cash inflow for working capital for 2022 was mainly due to an increase in payables of $343 million driven by higher payables on power purchase contracts and a net decrease of $24 million in customer receivables and unbilled revenue primarily from $387 million of CAPP funds received in 2022, partially offset by lower collections.

Net cash used in regulatory assets and liabilities, including the increase in net undercollections of balancing and memorandum accounts, was affected by differences between timing of collection of amounts through rates and accrual expenditures. Cash inflows of $576 million in 2023 were primarily due to recovery of prior year undercollections, partially offset by current year undercollections due to lower sales volume driven by mild weather. Cash outflows of $51 million in 2022 were primarily due to increased undercollections driven by higher energy prices and power purchase load, partially offset by recovery of prior year undercollections and current year higher sales volume and average rates driven by extreme heat in California.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for 2023, 2022 and 2021. Issuances of debt is discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Years ended December 31,
(in millions)	2023	2022	2021
Issuances of long-term debt, including premium/discount and net of issuance costs	$3,588	$5,032	$5,411
Long-term debt repaid or repurchased	(2,098)	(385)	(1,037)
Short-term debt borrowed	706	—	2,654
Short-term debt repaid	(1,051)	(1,543)	(2,255)
Commercial paper borrowing (repayments), net	963	(406)	(124)
Preference stock issued, net of issuance cost	542	—	—
Capital contributions from Edison International Parent	—	1,400	1,633
Payment of common stock dividends to Edison International Parent	(1,400)	(1,300)	(975)
Payment of preference stock dividends	(117)	(110)	(106)
Other	49	36	17
Net cash provided by financing activities	$1,182	$2,724	$5,218

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Cash used in capital expenditures were $5.4 billion, $5.8 billion and $5.5 billion for 2023, 2022 and 2021, respectively, primarily related to transmission, distribution and generation investments. SCE had a net redemption of nuclear decommissioning trust investments of $180 million, $123 million and $256 million in 2023, 2022 and 2021, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Years ended December 31,
(in millions)	2023	2022	2021
Net cash used in operating activities:
Net earnings (losses) from nuclear decommissioning trust investments	$42	$78	$(31)
SCE's decommissioning costs	(229)	(189)	(238)
Net cash provided by investing activities:
Proceeds from sale of investments	4,597	4,177	3,961
Purchases of investments	(4,417)	(4,054)	(3,705)
Net cash (outflow) inflow	$(7)	$12	$(13)

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments.

Funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. The net cash impact reflects timing of decommissioning payments ($229 million, $189 million and $238 million in 2023, 2022 and 2021, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($222 million, $201 million and $225 million in 2023, 2022 and 2021, respectively).

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Years ended December 31,
(in millions)	2023	2022	2021
Net cash used in operating activities	$(280)	$(103)	$(147)
Net cash provided by financing activities	265	157	227
Net cash (used in) provided by investing activities	(2)	(17)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17)	$37	$81

Net Cash Used in Operating Activities

Net cash used in operating activities increased in 2023 by $177 million from 2022 due to:

●	Outflows of $280 million and $193 million from operating activities in 2023 and 2022, respectively, due to payments relating to interest and operating costs.
●	$90 million cash inflow from a wildfire insurance premium received by EIS in 2022.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Years ended December 31,
(in millions)	2023	2022	2021
Dividends paid to Edison International common shareholders	$(1,112)	$(1,050)	$(988)
Dividends paid to Edison International preferred shareholders	(108)	(99)	(35)
Dividends received from SCE	1,400	1,300	975
Capital contributions to SCE	—	(1,400)	(1,633)
Issuance of common stock	20	13	32
Issuance of preferred stock, net of issuance costs	—	—	1,977
Long-term debt issuance, net of discount and issuance costs	1,533	939	—
Long-term debt repayments	(400)	(700)	—
Issuance of short-term debt	370	1,000	—
Repayments of short-term debt	(1,356)	—	—
Preferred stock repurchased	(289)	—	—
Commercial paper financing, net	139	89	(130)
Other	68	65	29
Net cash provided by financing activities	$265	$157	$227

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

Off-Balance Sheet Arrangements

SCE has variable interests in power purchase contracts with variable interest entities and a variable interest in unconsolidated Trust II, Trust III, Trust IV, Trust V, Trust VI and Trust VII that issued $220 million of 5.10%, $275 million of 5.75%, $325 million of 5.375%, $300 million of 5.45%, $475 million of 5.00% and $550 million of 7.50% trust securities, respectively, to the public. All dollar amounts shown are the aggregate liquidation preference. See "Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."

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

Interest Rate Risk

Edison International and SCE are exposed to changes in interest rates primarily as a result of financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International's and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2024 through a CPUC cost of capital adjustment mechanism, see "Management Overview—Cost of Capital Trigger" and "Business—SCE—Overview of Ratemaking Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International:
December 31, 2023	$33,013	$31,315	$30,060	$32,684
December 31, 2022	29,639	26,824	25,739	28,006
SCE:
December 31, 2023	28,494	26,712	25,593	27,930
December 31, 2022	26,258	23,469	22,444	24,590

Commodity Price Risk

SCE and its customers are exposed to the risk of a change in the market price of natural gas, electric power and transmission congestion. Due to regulatory mechanisms, exposure to commodity prices is not expected to impact earnings but may impact timing of cash flows. SCE's hedging program is designed to reduce exposure to variability in market prices related to SCE's purchases and sales of electric power and natural gas. As part of this program, SCE enters into energy options, swaps, forward arrangements and congestion revenue rights ("CRRs"). The transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans. Therefore, SCE expects recovery of its related hedging costs, as well as procurement costs, through the ERRA balancing account or CPUC-approved procurement plans. For more details of the ERRA balancing account, see "Business—SCE—Overview of Ratemaking Process."

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

The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net asset of $91 million and $240 million at December 31, 2023 and 2022, respectively.

The following table summarizes the increase or decrease to the fair values of the net asset of derivative instruments included in the consolidated balance sheets, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

	December 31,
(in millions)	2023	2022
Increase in electricity prices by 10%	$26	$22
Decrease in electricity prices by 10%	(26)	(22)
Increase in gas prices by 10%	5	40
Decrease in gas prices by 10%	(5)	(40)

Investment Price Risk

Edison International and SCE are subject to investment price risk due to securities held as investments in the nuclear decommissioning trust and various pension and other post-retirement benefit plan trusts.

Nuclear Decommissioning Trust

As of December 31, 2023, SCE's nuclear decommissioning trust investments include equity investments of $1.7 billion and fixed income investments of $2.3 billion. These investments are exposed to price fluctuations in equity markets and changes in interest rates. SCE's investment policies and CPUC requirements place limitations on the types and investment grade ratings of the securities that may be held by the nuclear decommissioning trust. These policies restrict the trust from holding alternative investments and limit the trust funds' exposures to investments in highly illiquid markets. Due to regulatory mechanisms, investment earnings and realized and unrealized gains and losses increase or decrease the trust assets and the related regulatory asset or liability, and do not materially affect earnings. For further discussion on the nuclear decommissioning trust investments, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 10. Investments."

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

Contributions related to SCE employees made to SCE pension plan are anticipated to be recovered through CPUC-approved regulatory mechanisms.

Credit Risk

Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of set-off. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2023, SCE's power and gas trading counterparty credit risk exposure was $91 million, all of which is associated with entities that have an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lowest of a counterparty's S&P's, Moody's and Fitch's rating.

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

Key Assumptions and Approach Used. The determination of an accrual for a loss contingency is based on management judgment and estimates with respect to the likely outcome of the matter, including the analysis of different scenarios. Liabilities are recorded or adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is a reasonable possibility, Edison International and SCE may consider the following factors, among others: the nature of the litigation, claim or assessment, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. Edison International and SCE provide disclosures for material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred.

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

Application to Wildfires

As discussed in "Management Overview," wildfires in SCE's territory have caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers.

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

Edison International and SCE have incurred material losses in connection with several wildfires. Estimated losses for wildfire litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed as the claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation and trial processes, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of certain wildfires, and the uncertainty as to how these factors impact future settlements.

For more information related to the loss contingencies of the wildfires, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Rate Regulated Enterprises

Nature of Estimate Required.   SCE follows the accounting principles for rate-regulated enterprises which are required for entities whose rates are set by regulators at levels intended to recover the estimated costs of providing service, plus a return on net investment, or rate base. Regulators may also impose penalties or grant incentives. Due to timing and other differences in the collection of revenue, these accounting principles allow a cost that would otherwise be charged as an expense by an unregulated entity to be capitalized as a regulatory asset if it is probable that such cost is recoverable through future rates; conversely the accounting principles require creation of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. In addition, SCE recognizes revenue and regulatory assets from alternative revenue programs, which enables the utility to adjust future rates in response to past activities or completed events, if certain criteria are met, even for programs that do not qualify for recognition of "traditional" regulatory assets and liabilities.

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

Effect if Different Assumptions Used.   Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets, plant investments and/or liabilities would have to be written off against current period earnings. At December 31, 2023, the consolidated balance sheets included regulatory assets of $11.4 billion and regulatory liabilities of $10.2 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.

Application to Southern California Wildfires

Application to 2017/2018 Wildfire/Mudslide Events

Recovery of SCE's losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire claims related costs is SDG&E's requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire claims related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire claims related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in cost-recovery proceedings for wildfire claims related to fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs for these events are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries within the FERC balancing account.

Application to Post-2018 Wildfires

Management judgment is required to assess the probability of recovery of SCE's losses realized in connection with the Post-2018 Wildfires in excess of available insurance.

The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. On July 12, 2019, AB 1054 clarified that the CPUC must allow recovery of costs and expenses arising from a covered wildfire if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates "serious doubt" as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to dispel that doubt and prove its conduct was prudent. The serious doubt standard in AB 1054 is modeled after the FERC cost recovery standard. SCE evaluates the probability of recovery of costs related to the Post-2018 Wildfires in the context of the prudency standard laid out by AB 1054 above, including how the FERC applies the serious doubt standard. SCE’s evaluation also relies on its status as a holder of a valid safety certificate, facts and other evidence known to date related to the ignition, and any regulatory decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, which as of December 31, 2023, has not been applied by the CPUC to an actual cost recovery application filed by any California investor-owned utility. SCE also considers which costs are eligible for recovery based on precedent from other CPUC cost recovery proceedings. Management's assessment of the probability of recovery may change, related to changes in any of these factors in the future.

See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides—Post-2018 Wildfires" for further discussion of regulatory assets recorded for Post-2018 Wildfires as of December 31, 2023.

Income Taxes

Nature of Estimates Required.   As part of the process of preparing its consolidated financial statements, Edison International and SCE are required to estimate income taxes for each jurisdiction in which they operate. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Edison International's and SCE's consolidated balance sheets, including net operating loss and tax credit carryforwards. Certain estimates and assumptions are required to determine whether deferred tax assets can and will be utilized in future periods. Based on currently enacted tax laws, Edison International expects to generate sufficient taxable income to fully utilize all loss and credit carryovers set to expire beyond 2023.

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

Nuclear Decommissioning – Asset Retirement Obligation

Key Assumptions and Approach Used.   San Onofre Units 1, 2 and 3 decommissioning cost estimates are updated in each NDCTP and when there are material changes to the timing or amount of estimated future cash flows. Palo Verde decommissioning cost estimates are updated by the operating agent, Arizona Public Services, every three years and when there are material changes to the timing or amount of estimated future cash flows. SCE estimates that it will spend approximately $6.1 billion, undiscounted through 2080, to decommission its nuclear facilities.

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

Effect if Different Assumptions Used.   The ARO for decommissioning SCE's nuclear facilities was $2.2 billion as of December 31, 2023, based on the most recent decommissioning studies performed and the subsequent cost estimate updates. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability.

The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

Increase to ARO at
(in millions)	December 31, 2023
Uniform increase in escalation rate of 1 percentage point	$587

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

Key Assumptions of Approach Used.   Pension and other postretirement benefit obligations and the related effects on results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense, and the discount rate is important to liability measurement. Other assumptions, which require management judgment, include the rate of compensation increases and rates of retirement and turnover. Additionally, health care cost trend rates are critical assumptions for postretirement health care plans. These critical assumptions are evaluated periodically and updated to reflect actual experience, as appropriate.

As of December 31, 2023, Edison International's and SCE's pension plans had a $3.6 billion and $3.3 billion projected benefit obligation, respectively, and total 2023 expense for these plans was $23 million and $18 million, respectively. As of December 31, 2023, the accumulated benefit obligation for Edison International's and SCE's PBOP plans were $773 million and $769 million, respectively, and there were no expenses for Edison International's and SCE's PBOP plans for 2023. The majority of annual contributions made to SCE's pension and PBOP plan are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.

Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2023, this cumulative difference amounted to $110 million, meaning that the ratemaking method has recognized less in expense than the accounting method since implementation of authoritative guidance for employers' accounting for pensions in 1987, which was offset by a regulatory liability for the current funding level of SCE's pension plan.

Edison International and SCE used the following critical assumptions to determine expense for pension and PBOP for 2023:

	Pension	PBOP
(in millions)	Plans	Plans
Discount rate[1]	5.36%	5.43%
Expected long-term return on plan assets[2]	6.50%	5.00%
Assumed health care cost trend rates[3]	*	6.75%

*     Not applicable to pension plans.

1	The discount rate enables Edison International and SCE to state expected future cash flows at a present value on the measurement date. Edison International and SCE select its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows by matching the timing and amount of expected future benefit payments to the corresponding yields from the Willis Towers Watson RATE: Link 10th – 90th percentile yield curve model on the measurement date.
2	To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 5% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 11.1%, 7.8% and 6.9% for the one-year, five-year and ten-year periods ended December 31, 2023, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 8.0%, 4.7% and 4.8% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.
3	The health care cost trend rate gradually declines to 5% for 2029 and beyond.

As of December 31, 2023, Edison International and SCE had unrecognized net pension gains of $138 million and $151 million, respectively, and unrecognized PBOP gains of $1.5 billion. The unrecognized pension and PBOP gains primarily consisted of the cumulative impact of the increased discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred gains, $159 million of SCE's pension gains and $1.5 billion of SCE's PBOP gains are recorded as regulatory liabilities, respectively, and are expected to be amortized to expense over the expected future service of the employees (subject to regulatory adjustment) or refunded to ratepayers at the termination or completion of the plan.

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

The following table summarizes the increase or decrease to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
	Increase in	Decrease in	Increase in	Decrease in
	discount rate	discount rate	discount rate	discount rate
(in millions)	by 1%	by 1%	by 1%	by 1%
Change to projected benefit obligation for pension	$(136)	$158	$(111)	$129
Change to accumulated benefit obligation for PBOP	(77)	92	(76)	92

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

Contributions to the Wildfire Insurance Fund

Nature of Estimates Required. At December 31, 2023, Edison International and SCE have a $2.0 billion long-term asset and a $204 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2023, a long-term liability of $450 million has been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contribution amounts. Contributions were discounted to the present value at the date SCE committed to participate in the Wildfire Insurance Fund using US treasury interest rates.

Management concluded it would be most appropriate to account for the contributions to the Wildfire Insurance Fund similar to prepaid insurance, ratably allocating the expense to periods based on an estimated period of coverage.

Key Assumptions and Approach Used. The Wildfire Insurance Fund does not have a defined life. Instead, the Wildfire Insurance Fund will terminate when the administrator determines that the fund has been exhausted. Management reassesses the period of coverage of the fund at least annually in January each year and adjustments are applied on a prospective basis. In January 2023, management estimated that the Wildfire Insurance Fund will provide insurance coverage for a period of 15 years from the date SCE committed to participate in the Wildfire Insurance Fund. The determination of the correct period in which to record an expense in relation to contributions to the Wildfire Insurance Fund depends, among other factors, on management's assessment of: the future occurrence and magnitude of wildfires; the involvement of SCE, or other electrical corporations which could access the Wildfire Insurance Fund, in the ignition of those fires; the probable future outcomes of CPUC cost recovery proceedings for wildfire claims, which may require reimbursement of the fund by electrical corporations; and the use of the contributions by the administrator of the Wildfire Insurance Fund. Further information regarding these factors may become available due to the actions of the fund administrator, or other entities, which could require management to reassess the period of coverage. In estimating the period of coverage, Edison International and SCE used Monte Carlo simulations based on nine years (2014 – 2022) of historical data from wildfires caused by electrical utility equipment to estimate expected loss. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, PG&E and SDG&E against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. These inputs are most affected by the historical data used in estimating expected losses. Using a 16-year period (2007 – 2022) of historical data would further increase the period of coverage.

Based on information available in January of 2024 regarding catastrophic wildfires during 2023, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. After incorporating 2023 expected losses into the historical data for the Monte Carlo simulations, SCE determined that effective in the first quarter of 2024, the life of the Wildfire Insurance Fund is expected to increase to 20 years from the date SCE committed to participate in the Wildfire Insurance Fund.

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

Prior to paying dividends to Edison International, SCE has financial and regulatory obligations that must be satisfied, including, among others, debt service and preference stock dividends. Further, SCE and Edison International cannot pay dividends if California law requirements for the declaration of dividends are not met. For information on CPUC and California law requirements related to the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." SCE may also owe tax-allocation payments to Edison International under applicable tax-allocation agreements.

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

The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, SCE has incurred, and expects to further incur, wildfire mitigation expenses before it is clear whether such costs will be recoverable from customers. Also, the CPUC may deny recovery of costs incurred by SCE, including uninsured wildfire-related costs, if the CPUC determines that SCE was not prudent. For further information on recovery of uninsured wildfire-related costs, including costs related to the 2017/2018 Wildfire/Mudslide Events, see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs" and

"Management Overview—Southern California Wildfires and Mudslides" in the MD&A. In addition, while SCE supports California's environmental goals, it may be prevented from fully executing on its strategy to support such goals by regulatory delay or lack of approval of cost-recovery for the costs of such strategic actions and electrification programs from the relevant regulatory agencies, including as a result of customer affordability concerns. For example, the CPUC has issued a decision denying SCE’s Building Electrification Program Application, citing, among other things, a desire to avoid increasing rates.

SCE's CPUC authorized return on investment is established by multiplying an authorized rate of return, determined by the CPUC in standalone cost of capital proceedings, by SCE's authorized CPUC rate base. SCE's CPUC-authorized cost of capital is subject to potential adjustment should interest rates move substantially in years between cost of capital proceedings. SCE's authorized return on its transmission assets is established by multiplying an authorized rate of return, determined by the FERC, by SCE's transmission rate base. For further information see "Business—SCE—Overview of Ratemaking Process."

SCE's capital investment plan, increasing procurement of renewable power and energy storage, inflation, commodity price volatility, increasing self-generation, load departures to CCAs or Electric Service Providers, and increasing environmental regulations, among other things, collectively place continuing upward pressure on customer rates. As customer rates continue to increase, the CPUC may face greater pressure to approve lesser amounts in SCE’s ratemaking or cost recovery proceedings. To relieve some of this upward rate pressure, the CPUC may authorize lower revenues, or increase the period over which SCE is allowed to recover amounts, or disallow the recovery of SCE’s cost which could impact SCE’s ability to recover its operating costs timely or at all. For example, in Track 3 of the 2021 GRC, while the CPUC authorized SCE to recover costs through electric rates over a 36-month period, SCE may not recover all of its interest expense incurred as a result of financing such costs because the CPUC has only authorized interest accruals on the balances at a short-term rate of interest. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover its costs and an adequate return on capital in rates in a timely manner, its financial condition and results of operations could be materially affected.

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

The Wildfire Insurance Fund and other provisions of AB 1054 not effectively mitigating the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, could have a detrimental effect on SCE's business and financial condition. The effectiveness of AB 1054 to mitigate the wildfire-related risk faced by SCE is conditioned in part on the performance of OEIS and various entities formed under AB 1054 and related legislation to, among other things, administer the Wildfire Insurance Fund, approve WMPs, issue safety certifications, oversee and enforce compliance with wildfire safety standards, and develop metrics to reduce risk and measure compliance with risk reduction. In addition, CPUC approval is required to recover the costs SCE is incurring to strengthen its wildfire mitigation and prevention efforts described in SCE's WMPs. See "Business—Southern California Wildfires" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings" in the MD&A.

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

Severe wildfires and increased urban development in high fire risk areas in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of utility practices and/or the failure of electric and other utility equipment. Catastrophic wildfires can occur in SCE's service territory even if SCE effectively implements its WMPs. California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale generally stated by these courts for applying this theory to investor-owned utilities is that property losses resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement. However, in November 2017, the CPUC issued a decision denying an investor-owned utility's request to include in its rates uninsured wildfire-related costs arising from several 2007 fires, finding that the investor-owned utility did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. An inability to recover uninsured wildfire-related costs could materially affect SCE's business, financial condition and results of operations. For example, if SCE is unable to, or believes that it may be unable to, recover damages related to catastrophic wildfires through insurance, the Wildfire Insurance Fund (which is only available for fires ignited after July 12, 2019) or electric rates, or access the bank and capital markets on reasonable terms, SCE may not have sufficient cash or equity to pay dividends or may be restricted from declaring such dividends because it does not meet CPUC or California law requirements related to the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." Also see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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

SCE may not be able to recover uninsured losses (including amounts paid for self-insured retention and co-insurance) in electric rates. Additionally, SCE’s contractors may experience coverage reductions and/or increased wildfire insurance costs in future years. No assurance can be given that losses will not exceed the limits of SCE's or its contractors' insurance coverage. Losses which are not fully insured or cannot be recovered from contractors, through the Wildfire Insurance Fund or electric rates could materially affect Edison International's and SCE's financial condition and results of operations. For more information on wildfire insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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

The CPUC may assess penalties on SCE if it finds that SCE has failed to substantially comply with its WMP. In addition, SCE may be subject to mandated changes to, or restrictions on, its operational wildfire mitigation practices or be subject to regulatory fines and penalties or claims for damages and reputational harm if SCE does not execute its wildfire mitigation practices in compliance with applicable rules and regulations. SCE's wildfire mitigation practices include PSPS and using fast-curve settings. In addition, SCE has been and may be further subject to regulatory fines and penalties or claims for damages and reputational harm if it is determined that SCE has placed excessive or unreasonable reliance on PSPS or has failed to maintain compliance with notification and post event reporting requirements related to PSPS.

SCE establishes the criteria under which it implements PSPS in its territory. To the extent SCE's criteria for implementing PSPS are not sufficient to mitigate the risk of wildfires during high wind events, SCE does not fully implement PSPS when criteria are met due to other overriding conditions or SCE's regulators or others mandate changes to, or restrictions on, its criteria or other operational PSPS practices, SCE will face a higher likelihood of catastrophic wildfires in its territory during high wind events. Similarly, if SCE is prohibited by the CPUC from implementing its desired fast-curve settings, SCE will face a higher likelihood of catastrophic wildfires in its territory.

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

Climate change has caused, and exacerbated, extreme weather events and wildfires in southern California, and wildfires could cause, among other things, public safety issues, property damage and operational issues. In addition, the risk of flooding and debris flows occurring as a result of rain may be heightened. For example, the 2017/2018 Wildfire/Mudslide Events resulted in, among other things, loss of life, property damage and loss of service. For more information on the impact of the 2017/2018 Wildfire/Mudslide Events and Post-2018 Wildfires on SCE and Edison International, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Extreme heat events have and can continue to lead to prolonged widespread outages due to, among other things, state-wide capacity supply shortages or equipment failure. Extreme weather events can also lead to use of PSPS. Weather-related events, such as debris flows, flooding and melting of a significantly higher than normal snowpack, and earthquakes can cause over-topping or failure at an SCE dam resulting in a rapid release of water that could cause, among other things, public safety issues, property damage and operational issues.

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

The generation, transmission and distribution of electricity are dangerous and involve inherent risks of damage to private property and injury to SCE's workforce and the general public.

Electricity poses hazards for SCE's workforce and the general public should they come in contact with electrical current or equipment, including through energized downed power lines or if equipment malfunctions. In addition, the risks associated with the operation of transmission and distribution assets and power generation and storage facilities include public and workforce safety issues and the risk of utility assets causing or contributing to wildfires.

Injuries and property damage caused by such events can subject SCE to liability that, despite the existence of insurance coverage, can be significant. In addition, SCE may be held responsible for the actions of its contractors and from time to time, SCE is named as a party in legal proceedings involving claims related to its contractors and their employees. No assurance can be given that future losses will not exceed the limits of SCE's or its contractors' insurance coverage. Litigation and other legal processes are subject to inherent uncertainties, including, costs of litigation, unpredictable court or jury decisions, and the differing laws and sentiments regarding damage awards in regions where SCE operates.

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

SCE's infrastructure is aging and could pose a risk to system reliability. SCE is also constructing utility owned storage to mitigate possible state-wide capacity shortages in 2024 and later years, and any delays in construction may result in those facilities being unavailable to reduce the impact of any capacity shortages in summer 2024. In addition, as described above, wildfires in SCE's service territory can cause significant public safety issues, property damage and operational issues.

In order to mitigate these risks and execute on its strategy, SCE is engaged in a significant and ongoing infrastructure investment program. This investment program, which includes transmission projects, has inherent operational risks and elevates the need for effective execution in SCE's activities. SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage these risks as well as the risks inherent in constructing, operating, and maintaining its facilities, the operation of which can be hazardous and important for system reliability. SCE's inherent operating risks include such matters as the risks of human performance, availability of skilled workforce and workforce capabilities, contractor management, data and records accuracy, public opposition to infrastructure projects, delays, environmental remediation and mitigation costs, difficulty in estimating costs or in recovering costs that are above original estimates, system limitations and degradation, maintaining physical security of workforce and assets, maintaining cybersecurity of data and assets, and delays and interruptions in necessary supplies, including key components necessary for the timely construction of utility owned storage. For example, SCE's financial condition may be materially affected as a result of safety incidents, delays, permitting violations and violations of regulatory requirements, among other things, caused by SCE's failure to appropriately manage its contractor workforce or from contractual violations by SCE's contractors and the inability for SCE to recover through contractual indemnities or insurance held by the contractor. SCE's financial condition may also be materially affected as a result of data or records inaccuracies, for example, inaccurate records could lead to missing or delayed compliance with SCE's policies and regulatory requirements, and could contribute to safety incidents.

SCE's financial condition and results of operations could also be materially affected if SCE is unable to attract, train and retain a qualified workforce, including due to the constrained labor market in California and nationally and SCE's relations with its unionized workforce. For example, the increased electrification efforts in California and nationally have led to greater competition for certain skilled workers.

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

SCE funds decommissioning costs with assets that are currently held in nuclear decommissioning trusts. Based upon the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other uncertainties, assumptions and estimates, additional contributions to the nuclear decommissioning trust's funds may be required. If additional contributions to the nuclear decommissioning trust funds become necessary, recovery of any such additional funds through electric rates is subject to the CPUC's review and approval.

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

Even though San Onofre is being decommissioned, the presence of spent nuclear fuel still poses a potential risk of a nuclear incident. Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $16.2 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available of $450 million per site. In the case of San Onofre, the balance is covered by a U.S. Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. There is no assurance that the CPUC would allow SCE to recover the required contribution made pursuant to this loss sharing program in the case of one or more nuclear incidents with claims that exceeded $450 million at a nuclear reactor which is participating in the program. If this public liability limit of $16.2 billion is insufficient, federal law contemplates that additional funds may be appropriated by Congress. There can be no assurance of SCE's ability to recover uninsured costs in the event the additional federal appropriations are insufficient. For more information on nuclear insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Nuclear Insurance."

SCE's distribution of water and propane gas on Catalina Island involves inherent risks of damage to private property and the environment and injury to employees and the general public.

SCE owns and operates the water distribution system that serves Catalina Island, California and a propane gas distribution system that serves the City of Avalon on Catalina Island, California. Production, storage, treatment and distribution of water for human use and the transportation, storage, distribution and use of gas can be hazardous, and can cause damage to private property and the environment and injury to employees and the general public if equipment fails or does not perform as anticipated. For example, the risks of operating a water distribution system include the potential for burst pipes and water contamination and the risks of operating gas distribution system include the potential for gas leaks, fire or explosion. The risks related to SCE's operation of its water and gas distribution systems may be exacerbated due to aging infrastructure. SCE has, in the past, requested that the CPUC allow SCE to include certain water system costs in electric rates and may make similar requests for the water and gas systems in the future. If such requests are denied, significant costs may not be recoverable from customers. In addition, SCE may have to pay fines, penalties and remediation costs if it does not comply with laws and regulations in the operation of the water and gas distribution systems. An inability to recover costs associated with any such damages or injuries or any fines, penalties or remediation costs, from insurance or through electric rates, could materially affect SCE's business, financial condition and results of operations.

Financing Risks

As a capital-intensive company, SCE relies on access to the capital markets. If SCE were unable to access the capital markets or the cost of financing were to substantially increase, its liquidity and operations could be materially affected.

SCE regularly accesses the capital markets to finance its activities and is expected to do so by its regulators as part of its obligation to serve as a regulated utility. SCE needs substantial capital for its ongoing infrastructure investment program and for financing wildfire related losses. SCE's ability to obtain financing, as well as its ability to refinance debt and make scheduled payments of principal and interest, are dependent on numerous factors, including SCE's levels of indebtedness, maintenance of acceptable credit ratings, financial performance, liquidity and cash flow, increases in interest rates and credit spreads due to inflationary pressures, and other market conditions. In addition, the actions of other California investor-owned utilities and legal, regulatory and legislative decisions impacting investor-owned utilities can affect market conditions and therefore, SCE's ability to obtain financing. SCE's inability to obtain additional capital from time to time could have a material effect on SCE's liquidity and operations.

Competitive and Market Risks

If SCE is unable to operate efficiently and to effectively and timely respond to the changes that the electricity industry is undergoing, as a result of increased load requirements, competition, technological advances, and changes to the regulatory environment, SCE's business model, financial condition and results of operations could be materially impacted.

SCE’s ability to efficiently operate and implement process changes has a direct impact on its ability to execute its strategy, its customer rates and affordability of electricity. Even if SCE’s costs are recoverable, the necessary costs of operations and investments supporting safety, reliability, resilience and being ready to meet California’s clean energy goals will negatively impact the affordability of SCE’s customer rates, may cause reputational harm and cause increased load departures.

Customers and third parties are increasingly deploying DERs, such as solar generation, energy storage, energy efficiency and demand response technologies. California's environmental policy objectives are accelerating the pace and scope of industry change. This change will require modernization of the electric distribution grid to, among other things, accommodate two-way flows of electricity and increase the grid's capacity to interconnect DERs. In addition, enabling California's clean energy economy goals will require sustained investments in grid modernization, renewable integration projects, energy efficiency programs, energy storage options and electric vehicle infrastructure. If SCE is unable to operate efficiently and adapt to these changes, its business model, its ability to execute on its strategy, and ultimately its financial condition and results of operations could be materially impacted.

Customer-owned generation and load departures to CCAs or Electric Service Providers each reduce the amount of electricity that customers purchase from utilities and have the effect of increasing utility rates unless customer rates are designed to allocate the costs of the distribution grid across all customers that benefit from its use. For example, some customers in California who generate their own power are not currently required to pay all transmission and distribution charges and non-bypassable charges, subject to limitations, which results in increased costs for those customers who do not own their generation. If regulations aren't changed such that customers pay their share of transmission and distribution costs and non-bypassable charges, for example through a fixed charge, and the demand for electricity reduces so significantly that SCE is no longer effectively able to recover such costs from its customers, SCE's business, financial condition and results of operations will be materially impacted.

In addition, the FERC has opened transmission development to competition from independent developers, allowing such developers to compete with incumbent utilities for the construction and operation of transmission facilities.

For more information. See "Business—SCE—Competition."

RISKS RELATING TO EDISON INTERNATIONAL AND SOUTHERN CALIFORNIA EDISON COMPANY

Cybersecurity and Physical Security Risks

Successful attacks on SCE information and operational technology systems and infrastructure could have a material impact on SCE's operations or financial condition

Edison International and SCE systems are targets for physical and cyber attacks. Regulators such as NERC and U.S. Government agencies, including the Departments of Defense, Homeland Security, and Energy, have increasingly stressed that threat sources continue to seek to identify and exploit vulnerabilities in the U.S. national electric grid and other critical energy infrastructures, and that such attacks and disruptions, both physical and cyber, are highly sophisticated and dynamic. Several U.S. Government agencies have highlighted the increasing risks related to physical and cybersecurity attacks, including ransomware attacks, related to the electric sector, including its supply chain, and that the risks may escalate during periods of heightened geopolitical tensions.

SCE requires the uninterrupted use of sophisticated information and operational technology systems and infrastructure to monitor and operate the electric grid. In the regular course of SCE’s business, it also handles a range of sensitive infrastructure, security, employee, customer, and business systems information. If SCE's information technology and operational technology systems' security were to be compromised by physical or electronic means or a critical system or technology failure were to occur without timely recovery, including failure of new technology to be implemented as designed, SCE could be unable to fulfill critical business functions and/or sensitive information could be misappropriated or compromised. Such events could result in violations of privacy and other laws, material financial loss to SCE and/or to its customers, loss of confidence in SCE's security risk management, customer dissatisfaction, and significant litigation and/or regulatory exposure, all of which could materially affect Edison International’s and SCE's financial condition, operations, and the business reputation of Edison International and SCE.

SCE's security program cannot prevent all attacks

SCE's systems have experienced, and will continue to face, cyber and physical security events involving vandalism, malicious code, unauthorized access attempts, and other illicit activities. No security program can completely shield its systems, infrastructure, and data from attacks, intrusions, or other catastrophic events that could result in their failure or reduced functionality. There is no guarantee that SCE's security program, including prevention, detection, mitigation, and remediation of risks, will prevent all future cyber and physical security incidents that could materially impact its operations or financial condition.

SCE is not able to anticipate and prevent all physical and cyber attacks or information security breaches, and its investments in security resources, talent, and business practices may not be effective against all threat actors, particularly nation-state actors. Voluntary cybersecurity guidelines and practices cannot be applied to all businesses equally due to system capability, complexity, and resources for implementation. SCE's security tools and controls, including those supporting configuration management, identity and access management, network segmentation, and boundary defenses, may not fully protect against unauthorized access from internal and external threats. SCE's current security controls and defenses may also not protect against insider threats, including deliberate and unintentional actions (e.g., human error) and other emerging cybersecurity risks created by artificial intelligence, quantum computing, cyber skills shortages, and regulatory constraints.

SCE's security program is prioritized based on known risks, available resources, and regulatory requirements, and therefore all SCE assets are not equally protected. For example, not all of SCE's information technology assets are inventoried, which could result in unmitigated vulnerabilities or slow the detection, investigation, and recovery of an incident. Known vulnerabilities in SCE's information technology and operational technology environments may not be remediated before an adversary could discover or exploit them. Attackers can also exploit new, unknown vulnerabilities (e.g., zero day) and vulnerabilities where a patch or other remediation measure is not yet available.

SCE's transition to a more network-connected grid and increased deployment of new technologies increases the number of systems adversaries can target

SCE's operations require the continuous availability and deployment of critical information and operational technology systems, sensitive customer and employee data and infrastructure information, all of which are targets for malicious actors. New cyber and physical threats arise as SCE moves to an increasingly digital electric grid. For example, SCE's grid modernization efforts and the transition to a more connected grid, including the integration of new technologies and increased networking of operational technology assets such as substations, increases the threat surface and potential vulnerabilities that an adversary can target. As new systems are developed or procured by SCE, software development practices may not comprehensively prevent the introduction of new software vulnerabilities. Additionally, certain existing or legacy information technology, operational technology, and communications infrastructure use less secure protocols or configurations.

Vendors and other third parties may be used to target and attack SCE

SCE interacts with a wide array of third parties and depends on vendors to provide it with products and services. Malicious actors may attack vendors to disrupt the services they provide to SCE, or to use those vendors as a conduit to attack SCE. SCE system data and architecture are also disclosed, either voluntarily or by mandate, to third parties and the public by regulators, employees, contractors, and vendors. This system data may be used by malicious actors to understand SCE’s systems to prepare for a cyber or physical attack.

The products and services provided by SCE's vendors may contain vulnerabilities or otherwise not adhere to SCE's enterprise cybersecurity standards (e.g., lack of encryption). Additionally, SCE's operational technology vendors have increasingly been targeted by threat actors. A compromise of equipment and/or exfiltration of SCE data, whether by physical or by electronic means, could result in loss or changes to confidential or sensitive information and interruption of business processes. For example, compromises to widely-used products and services such as MOVEit affected the supply chains of many industries, including companies in SCE’s supply chain. While SCE vendors have experienced cybersecurity incidents, such incidents have not, to SCE's knowledge, resulted in a material impact to SCE to date.

Global and Regional Risks

Edison International's and SCE's financial condition and results of operations could be materially impacted by catastrophic, macroeconomic and geopolitical events that cause significant disruption to workforces, supply chains, economies, or societies on a regional, statewide, national or global basis.

Edison International and SCE could be materially and adversely impacted by catastrophic, macroeconomic and geopolitical events, such as the effects of increased inflationary pressures and interest rates, potential economic downturns or recessions, geopolitical pressures, and pandemics and regional health emergencies. For example, the global spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, created significant uncertainty, volatility and disruption globally that resulted in, among other things, disruption to supply chains, economies, and workforce and impacted the operations of Edison International and SCE. Additionally, the geopolitical developments involving the Russia-Ukraine conflict, China and the Middle East, could cause delays and disruptions in the supply chain and the availability and timely delivery of services, materials and components used in SCE’s operations.

Many of the risks and uncertainties identified in this Form 10-K have, and will be, exacerbated by the impacts of a catastrophic event and the actions taken by governmental entities, businesses, individuals and others in response to such an event. In addition, impacts of international conflict, recession, pandemic or similar events on SCE's customers and third parties could also result in SCE facing, among other things, significant reductions in demand for electricity and payment delays and/or defaults from customers which could result in significant under-collections. Edison International and SCE access to the bank and capital markets and/or the costs of accessing those markets could be constrained and could also face payment delays and/or defaults from insurers and other counterparties. These impacts, among others, could materially and adversely impact Edison International's and SCE's business, operations, cash flows, liquidity and financial results.

Edison International's and SCE's business activities are concentrated in one industry and in one region.

Substantially all of Edison International's and all of SCE's business activities are concentrated in the electric utility industry. Edison International's principal subsidiary, SCE, serves customers only in southern and central California. As a result, Edison International's and SCE's future performance may be affected by events and economic factors unique to California or by regional regulation, legislation or judicial decisions. For example, California courts have applied strict liability to investor-owned utilities in wildfire and other litigation matters. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Edison International

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Edison International and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of condensed financial information of parent as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Wildfire-Related Claims - 2017/2018 Wildfire/Mudslide Events

As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service territory caused loss of life, substantial damage to both residential and business properties, and service outages for the Company's customers. Numerous claims related to wildfire events have been initiated against the Company. The Company has incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events. As disclosed by management, management records loss contingencies when it determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. As of December 31, 2023, the Company had paid $8.7 billion under executed settlements, had $78 million to be paid under executed settlements, including $62 million to be paid under the Safety and Enforcement Division agreement, and had $637 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, the Company had assets for expected recoveries through Federal Energy Regulatory Commission (FERC) electric rates of $37 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews the Company’s loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. For the year ended December 31, 2023 management recorded charges for wildfire claims of $630 million and expected revenue from FERC customers of $37 million. The resulting pre-tax charge to earnings was $593 million ($428 million after-tax).

The principal considerations for our determination that performing procedures relating to the wildfire-related claims from the 2017/2018 Wildfire/Mudslide Events is a critical audit matter are (i) the significant judgment by management when determining whether the outcome of future events is probable of occurring and whether the amount of the loss can be reasonably estimated as well as in estimating losses associated with alleged and potential claims related to wildfire events and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, and prior experience litigating and settling wildfire litigation claims.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of loss contingencies associated with alleged and potential claims related to wildfire events. These procedures also included, among others (i) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel; (ii) assessing the reasonableness of management's assessment regarding whether the outcome of future events is probable of occurring and whether the amount of the loss can be reasonably estimated; (iii) evaluating the appropriateness of the methods used by management in estimating losses associated with alleged and potential claims related to wildfire events; (iv) evaluating the reasonableness of the significant assumptions related to estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, and prior experience litigating and settling wildfire litigation claims; and (v) testing, on a sample basis, damage claim settlements. Evaluating management’s assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) current damage claim settlements; (ii) past wildfire litigation history; and (iii) third-party source data.

Accounting for the Effects of Rate Regulation

As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission (CPUC) and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of the Company’s operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the accounting principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2023, $11.4 billion was recorded in regulatory assets and $10.2 billion was recorded in regulatory liabilities.

The principal considerations for our determination that performing procedures relating to the Company's accounting for the effects of rate regulation is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to (i) accounting for the effect of rate regulation on regulatory assets and liabilities and (ii) management’s assessment of the recoverability and settlement of existing and new regulatory assets and liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's regulatory accounting process, including controls over management’s assessment of the recoverability and settlement of existing and new regulatory assets and liabilities. These procedures also included, among others (i) obtaining and evaluating the Company's correspondence with regulators; (ii) evaluating management's assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities at the balance sheet date; (iii) evaluating the appropriateness of the accounting for the effects of the rate regulation; (iv) evaluating the sufficiency of the disclosure; and (v) testing, on a sample basis, the calculation of regulatory assets and regulatory liabilities based on provisions outlined in the rate orders.

/s/PricewaterhouseCoopers LLP

Los Angeles, California

February 22, 2024

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Southern California Edison Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southern California Edison Company and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Wildfire-Related Claims - 2017/2018 Wildfire/Mudslide Events

As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service territory caused loss of life, substantial damage to both residential and business properties, and service outages for the Company's customers. Numerous claims related to wildfire events have been initiated against the Company. The Company has incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events. As disclosed by management, management records loss contingencies when it determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. As of December 31, 2023, the Company had paid $8.7 billion under executed settlements, had $78 million to be paid under executed settlements, including $62 million to be paid under the Safety and Enforcement Division agreement, and had $637 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, the Company had assets for expected recoveries through Federal Energy Regulatory Commission (FERC) electric rates of $37 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews the Company’s loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. For the year ended December 31, 2023 management recorded charges for wildfire claims of $630 million and expected revenue from FERC customers of $37 million. The resulting pre-tax charge to earnings was $593 million ($428 million after-tax).

The principal considerations for our determination that performing procedures relating to the wildfire-related claims from the 2017/2018 Wildfire/Mudslide Events is a critical audit matter are (i) the significant judgment by management when determining whether the outcome of future events is probable of occurring and whether the amount of the loss can be reasonably estimated as well as in estimating losses associated with alleged and potential claims related to wildfire events and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's significant assumptions related to estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, and prior experience litigating and settling wildfire litigation claims.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of loss contingencies associated with alleged and potential claims related to wildfire events. These procedures also included, among others (i) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel; (ii) assessing the reasonableness of management's assessment regarding whether the outcome of future events is probable of occurring and whether the amount of the loss can be reasonably estimated; (iii) evaluating the appropriateness of the methods used by management in estimating losses associated with alleged and potential claims related to wildfire events; (iv) evaluating the reasonableness of the significant assumptions related to estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, and prior experience litigating and settling wildfire litigation claims; and (v) testing, on a sample basis, damage claim settlements. Evaluating management’s assumptions involved evaluating whether the assumptions used by management were reasonable considering (i) current damage claim settlements; (ii) past wildfire litigation history; and (iii) third-party source data.

Accounting for the Effects of Rate Regulation

As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission (CPUC) and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of the Company’s operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the accounting principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2023, $11.4 billion was recorded in regulatory assets and $10.2 billion was recorded in regulatory liabilities.

The principal considerations for our determination that performing procedures relating to the Company's accounting for the effects of rate regulation is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to (i) accounting for the effect of rate regulation on regulatory assets and liabilities and (ii) management’s assessment of the recoverability and settlement of existing and new regulatory assets and liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's regulatory accounting process, including controls over management’s assessment of the recoverability and settlement of existing and new regulatory assets and liabilities. These procedures also included, among others (i) obtaining and evaluating the Company's correspondence with regulators; (ii) evaluating management's assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities at the balance sheet date; (iii) evaluating the appropriateness of the accounting for the effects of the rate regulation; (iv) evaluating the sufficiency of the disclosure; and (v) testing, on a sample basis, the calculation of regulatory assets and regulatory liabilities based on provisions outlined in the rate orders.

/s/PricewaterhouseCoopers LLP

Los Angeles, California

February 22, 2024

We have served as the Company’s auditor since 2002.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2023	2022	2021
Operating revenue	$16,338	$17,220	$14,905
Purchased power and fuel	5,486	6,375	5,540
Operation and maintenance	4,138	4,724	3,645
Wildfire-related claims, net of insurance recoveries	667	1,313	1,276
Wildfire Insurance Fund expense	213	214	215
Depreciation and amortization	2,635	2,561	2,218
Property and other taxes	571	501	465
Impairment, net of other operating income	1	49	69
Total operating expenses	13,711	15,737	13,428
Operating income	2,627	1,483	1,477
Interest expense	(1,612)	(1,169)	(925)
Other income, net	500	348	237
Income before income taxes	1,515	662	789
Income tax expense (benefit)	108	(162)	(136)
Net income	1,407	824	925
Less: Preference stock dividend requirements of SCE	123	107	106
Preferred stock dividend requirements of Edison International	87	105	60
Net income attributable to Edison International common shareholders	$1,197	$612	$759
Basic earnings per share:
Weighted average shares of common stock outstanding	383	381	380
Basic earnings per common share attributable to Edison International common shareholders	$3.12	$1.61	$2.00
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	385	383	380
Diluted earnings per common share attributable to Edison International common shareholders	$3.11	$1.60	$2.00

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2023	2022	2021
Net income	$1,407	$824	$925
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefits other than pensions	(1)	43	15
Foreign currency translation adjustments	3	—	—
Other comprehensive income, net of tax	2	43	15
Comprehensive income	1,409	867	940
Less: Comprehensive income attributable to noncontrolling interests	123	107	106
Comprehensive income attributable to Edison International	$1,286	$760	$834

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2023	2022
ASSETS
Cash and cash equivalents	$345	$914
Receivables, less allowances of $360 and $347 for uncollectible accounts at respective dates	2,016	1,695
Accrued unbilled revenue	742	641
Inventory	527	474
Prepaid expenses	112	248
Regulatory assets	2,524	2,497
Wildfire Insurance Fund contributions	204	204
Other current assets	341	397
Total current assets	6,811	7,070
Nuclear decommissioning trusts	4,173	3,948
Other investments	54	55
Total investments	4,227	4,003
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,910 and $12,260 at respective dates	55,877	53,274
Nonutility property, plant and equipment, less accumulated depreciation of $114 and $106 at respective dates	207	212
Total property, plant and equipment	56,084	53,486
Regulatory assets (include $1,558 and $834 related to Variable Interest Entities "VIEs" at respective dates)	8,897	8,181
Wildfire Insurance Fund contributions	1,951	2,155
Operating lease right-of-use assets	1,221	1,442
Long-term insurance receivables	501	465
Other long-term assets	2,066	1,239
Total long-term assets	14,636	13,482
Total assets	$81,758	$78,041

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2023	2022
LIABILITIES AND EQUITY
Short-term debt	$1,077	$2,015
Current portion of long-term debt	2,697	2,614
Accounts payable	1,983	2,359
Wildfire-related claims	30	121
Customer deposits	177	167
Regulatory liabilities	763	964
Current portion of operating lease liabilities	120	506
Other current liabilities	1,751	1,601
Total current liabilities	8,598	10,347
Long-term debt (include $1,515 and $809 related to VIEs at respective dates)	30,316	27,025
Deferred income taxes and credits	6,672	6,149
Pensions and benefits	415	422
Asset retirement obligations	2,666	2,754
Regulatory liabilities	9,420	8,211
Operating lease liabilities	1,101	936
Wildfire-related claims	1,368	1,687
Other deferred credits and other long-term liabilities	3,258	2,988
Total deferred credits and other liabilities	24,900	23,147
Total liabilities	63,814	60,519
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,159,317 and 1,250,000 shares of Series A and 532,454 and 750,000 shares of Series B issued and outstanding at respective dates)	1,673	1,978
Common stock, no par value (800,000,000 shares authorized; 383,924,912 and 382,208,498 shares issued and outstanding at respective dates)	6,338	6,200
Accumulated other comprehensive loss	(9)	(11)
Retained earnings	7,499	7,454
Total Edison International's shareholders' equity	15,501	15,621
Noncontrolling interests – preference stock of SCE	2,443	1,901
Total equity	17,944	17,522
Total liabilities and equity	$81,758	$78,041

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$1,407	$824	$925
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,721	2,633	2,288
Allowance for equity during construction	(157)	(137)	(118)
Impairment and other expense	1	54	71
Deferred income taxes	108	(177)	43
Wildfire Insurance Fund amortization expense	213	214	215
Other	57	75	38
Nuclear decommissioning trusts	(180)	(123)	(256)
Proceeds from Morongo Transmission LLC	—	—	400
Contributions to Wildfire Insurance Fund	(95)	(95)	(95)
Changes in operating assets and liabilities:
Receivables	(349)	(252)	(514)
Inventory	(63)	(58)	(21)
Accounts payable	(408)	367	138
Tax receivables and payables	9	18	13
Other current assets and liabilities	185	207	(321)
Derivative assets and liabilities, net	(174)	115	(12)
Regulatory assets and liabilities, net	576	(51)	(720)
Wildfire-related insurance receivable	(36)	(390)	708
Wildfire-related claims	(410)	(56)	(2,648)
Other noncurrent assets and liabilities	(4)	48	(123)
Net cash provided by operating activities	3,401	3,216	11
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $54, $62, and $43 for the respective years	5,121	5,971	5,412
Long-term debt repaid	(2,498)	(1,085)	(1,037)
Short-term debt issued	1,076	1,000	2,654
Short-term debt repaid	(2,407)	(1,543)	(2,255)
Common stock issued	20	13	32
Preferred and preference stock issued, net of issuance cost	542	—	1,977
Preferred stock repurchased	(289)	—	—
Commercial paper borrowing (repayments), net	1,102	(317)	(254)
Dividends and distribution to noncontrolling interests	(117)	(110)	(106)
Common stock dividends paid	(1,112)	(1,050)	(988)
Preferred stock dividends paid	(108)	(99)	(35)
Other	117	101	45
Net cash provided by financing activities	1,447	2,881	5,445
Cash flows from investing activities:
Capital expenditures	(5,448)	(5,778)	(5,505)
Proceeds from sale of nuclear decommissioning trust investments	4,597	4,177	3,961
Purchases of nuclear decommissioning trust investments	(4,417)	(4,054)	(3,705)
Other	35	81	98
Net cash used in investing activities	(5,233)	(5,574)	(5,151)
Net (decrease) increase in cash, cash equivalents and restricted cash	(385)	523	305
Cash, cash equivalents and restricted cash at beginning of year	917	394	89
Cash, cash equivalents and restricted cash at end of year	$532	$917	$394

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Edison International

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2020	$—	$5,962	$(69)	$8,155	$14,048	$1,901	$15,949
Net income	—	—	—	819	819	106	925
Other comprehensive income	—	—	15	—	15	—	15
Common stock issued	—	71	—	—	71	—	71
Preferred stock issued, net	1,977	—	—	—	1,977	—	1,977
Common stock dividends declared ($2.6875 per share)	—	—	—	(1,021)	(1,021)	—	(1,021)
Preferred stock dividend accrued ($43.5972 per share for Series A and $6.8056 per share for Series B)	—	—	—	(60)	(60)	—	(60)
Dividends to noncontrolling interests ($62.50 - $143.75 per share for preference stock)	—	—	—	—	—	(106)	(106)
Noncash stock-based compensation	—	38	—	1	39	—	39
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789
Net income	—	—	—	717	717	107	824
Other comprehensive income	—	—	43	—	43	—	43
Common stock issued	—	87	—	—	87	—	87
Common stock dividends declared ($2.8375 per share)	—	—	—	(1,083)	(1,083)	—	(1,083)
Preferred stock dividend declared ($53.75 per share for Series A and $42.08333 per share for Series B)	—	—	—	(74)	(74)	—	(74)
Dividends to noncontrolling interests ($65.1098 - $143.75 per share for preference stock)	—	—	—	—	—	(107)	(107)
Noncash stock-based compensation	—	42	—	—	42	—	42
Other	1	—	—	—	1	—	1
Balance at December 31, 2022	$1,978	$6,200	$(11)	$7,454	$15,621	$1,901	$17,522
Net income	—	—	—	1,284	1,284	123	1,407
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued	—	92	—	—	92	—	92
Common stock dividends declared ($2.9925 per share)	—	—	—	(1,147)	(1,147)	—	(1,147)
Preferred stock dividend declared ($53.75 per share for Series A and $50.00 per share for Series B)	—	—	—	(108)	(108)	—	(108)
Dividends to noncontrolling interests ($96.823 - $143.75 per share for preference stock)	—	—	—	—	—	(123)	(123)
Noncash stock-based compensation	—	46	—	—	46	—	46
Preference stock issued, net of issuance cost	—	—	—	—	—	542	542
Preferred stock repurchased	(305)	—	—	16	(289)	—	(289)
Balance at December 31, 2023	$1,673	$6,338	$(9)	$7,499	$15,501	$2,443	$17,944

The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2023	2022	2021
Operating revenue	$16,275	$17,172	$14,874
Purchased power and fuel	5,486	6,375	5,540
Operation and maintenance	4,071	4,659	3,588
Wildfire-related claims, net of insurance recoveries	665	1,305	1,276
Wildfire Insurance Fund expense	213	214	215
Depreciation and amortization	2,633	2,559	2,216
Property and other taxes	566	497	462
Impairment, net of other operating income	1	50	67
Total operating expenses	13,635	15,659	13,364
Operating income	2,640	1,513	1,510
Interest expense	(1,356)	(1,005)	(791)
Other income, net	497	337	233
Income before income taxes	1,781	845	952
Income tax expense (benefit)	184	(109)	17
Net income	1,597	954	935
Less: Preference stock dividend requirements	123	107	106
Net income available for common stock	$1,474	$847	$829

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in millions)	2023	2022	2021
Net income	$1,597	$954	$935
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefits other than pensions	(4)	24	9
Other comprehensive (loss) income, net of tax	(4)	24	9
Comprehensive income	$1,593	$978	$944

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2023	2022
ASSETS
Cash and cash equivalents	$214	$766
Receivables, less allowances of $360 and $347 for uncollectible accounts at respective dates	1,981	1,675
Accrued unbilled revenue	741	638
Inventory	527	474
Prepaid expenses	111	292
Regulatory assets	2,524	2,497
Wildfire Insurance Fund contributions	204	204
Other current assets	331	384
Total current assets	6,633	6,930
Nuclear decommissioning trusts	4,173	3,948
Other investments	38	36
Total investments	4,211	3,984
Utility property, plant and equipment, less accumulated depreciation and amortization of $12,910 and $12,260 at respective dates	55,877	53,274
Nonutility property, plant and equipment, less accumulated depreciation of $100 and $94 at respective dates	201	206
Total property, plant and equipment	56,078	53,480
Regulatory assets (include $1,558 and $834 related to VIEs at respective dates)	8,897	8,181
Wildfire Insurance Fund contributions	1,951	2,155
Operating lease right-of-use assets	1,214	1,433
Long-term insurance receivables	157	139
Long-term insurance receivables due from affiliate	355	334
Other long-term assets	1,987	1,171
Total long-term assets	14,561	13,413
Total assets	$81,483	$77,807

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2023	2022
LIABILITIES AND EQUITY
Short-term debt	$831	$925
Current portion of long-term debt	2,197	2,214
Accounts payable	1,966	2,351
Wildfire-related claims	30	121
Customer deposits	177	167
Regulatory liabilities	763	964
Current portion of operating lease liabilities	118	505
Other current liabilities	1,713	1,578
Total current liabilities	7,795	8,825
Long-term debt (include $1,515 and $809 related to VIEs at respective dates)	26,297	24,044
Deferred income taxes and credits	8,126	7,545
Pensions and benefits	105	105
Asset retirement obligations	2,666	2,754
Regulatory liabilities	9,420	8,211
Operating lease liabilities	1,096	928
Wildfire-related claims	1,368	1,687
Other deferred credits and other long-term liabilities	3,206	2,919
Total deferred credits and other liabilities	25,987	24,149
Total liabilities	60,079	57,018
Commitments and contingencies (Note 12)
Preference stock	2,495	1,945
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,446	8,441
Accumulated other comprehensive loss	(12)	(8)
Retained earnings	8,307	8,243
Total equity	21,404	20,789
Total liabilities and equity	$81,483	$77,807

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2023	2022	2021
Cash flows from operating activities:
Net income	$1,597	$954	$935
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,710	2,626	2,280
Allowance for equity during construction	(157)	(137)	(118)
Impairment and other expense	1	50	67
Deferred income taxes	179	(111)	62
Wildfire Insurance Fund amortization expense	213	214	215
Other	33	59	28
Nuclear decommissioning trusts	(180)	(123)	(256)
Proceeds from Morongo Transmission LLC	—	—	400
Contributions to Wildfire Insurance Fund	(95)	(95)	(95)
Changes in operating assets and liabilities:
Receivables	(336)	(245)	(513)
Inventory	(63)	(58)	(21)
Accounts payable	(413)	366	131
Tax receivables and payables	4	(1)	31
Other current assets and liabilities	220	150	(321)
Derivative assets and liabilities, net	(174)	115	(12)
Regulatory assets and liabilities, net	576	(51)	(720)
Wildfire-related insurance receivable	(39)	(398)	708
Wildfire-related claims	(410)	(56)	(2,648)
Other noncurrent assets and liabilities	15	60	5
Net cash provided by operating activities	3,681	3,319	158
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $37, $51 and $43 for the respective years	3,588	5,032	5,411
Long-term debt repaid	(2,098)	(385)	(1,037)
Short-term debt borrowed	706	—	2,654
Short-term debt repaid	(1,051)	(1,543)	(2,255)
Capital contributions from Edison International Parent	—	1,400	1,633
Preference stock issued, net of issuance cost	542	—	—
Commercial paper borrowing (repayments), net	963	(406)	(124)
Common stock dividends paid	(1,400)	(1,300)	(975)
Preference stock dividends paid	(117)	(110)	(106)
Other	49	36	17
Net cash provided by financing activities	1,182	2,724	5,218
Cash flows from investing activities:
Capital expenditures	(5,446)	(5,776)	(5,503)
Proceeds from sale of nuclear decommissioning trust investments	4,597	4,177	3,961
Purchases of nuclear decommissioning trust investments	(4,417)	(4,054)	(3,705)
Other	35	96	95
Net cash used in investing activities	(5,231)	(5,557)	(5,152)
Net (decrease) increase in cash and cash equivalents	(368)	486	224
Cash, cash equivalents and restricted cash at beginning of year	766	280	56
Cash, cash equivalents and restricted cash at end of year	$398	$766	$280

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2020	$1,945	$2,168	$5,387	$(41)	$9,191	$18,650
Net income	—	—	—	—	935	935
Other comprehensive income	—	—	—	9	—	9
Capital contribution from Edison International Parent	—	—	1,633	—	—	1,633
Dividends declared on common stock ($2.9893 per share)	—	—	—	—	(1,300)	(1,300)
Dividends declared on preference stock ($62.50 - $143.75 per share)	—	—	—	—	(106)	(106)
Stock-based compensation	—	—	(7)	—	—	(7)
Noncash stock-based compensation	—	—	20	—	1	21
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835
Net income	—	—	—	—	954	954
Other comprehensive income	—	—	—	24	—	24
Capital contribution from Edison International Parent	—	—	1,400	—	—	1,400
Dividends declared on common stock ($3.0468 per share)	—	—	—	—	(1,325)	(1,325)
Dividends declared on preference stock ($65.1098 - $143.75 per share)	—	—	—	—	(107)	(107)
Stock-based compensation	—	—	(14)	—	—	(14)
Noncash stock-based compensation	—	—	22	—	—	22
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789
Net income	—	—	—	—	1,597	1,597
Other comprehensive loss	—	—	—	(4)	—	(4)
Dividends declared on common stock ($3.2422 per share)	—	—	—	—	(1,410)	(1,410)
Dividends declared on preference stock ($96.823 - $143.75 per share)	—	—	—	—	(123)	(123)
Stock-based compensation	—	—	(13)	—	—	(13)
Noncash stock-based compensation	—	—	26	—	—	26
Preference stock issued	550	—	(8)	—	—	542
Balance at December 31, 2023	$2,495	$2,168	$8,446	$(12)	$8,307	$21,404

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

Edison International is the ultimate parent holding company of Southern California Edison Company ("SCE") and Edison Energy, LLC ("Edison Energy"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area of Southern California. Edison Energy is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Edison Energy's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE, its controlled subsidiaries and a variable interest entity, SCE Recovery Funding LLC, of which SCE is the primary beneficiary. All intercompany transactions have been eliminated from the consolidated financial statements.

Edison International's and SCE's accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP"), including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission ("CPUC") and the Federal Energy Regulatory Commission ("FERC"). SCE applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the accounting principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. In addition, SCE recognizes revenue and regulatory assets from alternative revenue programs, which enables the utility to adjust future rates in response to past activities or completed events, if certain criteria are met. SCE assesses, at the end of each reporting period, whether regulatory assets are probable of future recovery. See Note 11 for composition of regulatory assets and liabilities.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Certain prior year amounts have been conformed to the current year's presentation, including the separate presentation of derivative assets and liabilities on Edison International's and SCE's consolidated statements of cash flows and the aggregation of significant components in the net regulatory balancing and memorandum accounts table in Note 11.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE

	December 31,
(in millions)	2023	2022	2023	2022
Money market funds	$199	$784	$78	$647

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	December 31,
(in millions)	2023	2022
Edison International:
Cash and cash equivalents	$345	$914
Short-term restricted cash[1]	35	3
Long-term restricted cash[2]	152	—
Total cash, cash equivalents and restricted cash	$532	$917
SCE:
Cash and cash equivalents	$214	$766
Short-term restricted cash[1]	33	—
Long-term restricted cash[2]	151	—
Total cash, cash equivalents and restricted cash	$398	$766
1	Includes SCE Recovery Funding LLC's restricted cash for payments of senior secured recovery bonds and is reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	The SCE amount represents cash collected for customer-funded wildfire self-insurance and is reflected in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets. See Note 12 for further information.

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

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

(in millions)	Customers	All others	Total
Balance at December 31, 2020	$175	$13	$188
Current period provision for uncollectible accounts[1]	124	11	135
Write-offs, net of recoveries	(6)	(8)	(14)
Balance at December 31, 2021	$293	$16	$309
Current period provision for uncollectible accounts[1]	111	11	122
Write-offs, net of recoveries	(70)	(7)	(77)
Balance at December 31, 2022²	$334	$20	$354
Current period provision for uncollectible accounts[1]	109	6	115
Write-offs, net of recoveries	(96)	(9)	(105)
Balance at December 31, 2023²	$347	$17	$364
1	This includes $78 million, $40 million and $91 million of incremental costs for the years ended December 31, 2023, 2022 and 2021, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2	Approximately $4 million and $7 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's consolidated balance sheets as of December 31, 2023 and December 31, 2022, respectively.

Inventory

SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at weighted average cost.

Edison Carrier Solutions

SCE operates commercial telecommunications service under the name of Edison Carrier Solutions ("ECS"), leveraging the temporarily available capacity of SCE's telecommunications network. As technology evolves, management is implementing strategic shifts in ECS services, including potential disposition of assets and ceasing to offer certain wire data services. ECS has notified affected customers of its intent to discontinue certain services over time and gave customers the option to discontinue those services. As a result of customer cancellations in the second quarter of 2023, materials and supplies inventory supporting data services are expected to be sold instead of placed into service and have been written-down to net realizable value, resulting in a charge of $13 million ($9 million after-tax). Labor and other costs of $4 million previously recorded as construction work in progress for projects no longer probable of completion were also expensed in the period.

Emission Allowances and Energy Credits

SCE is allocated greenhouse gas ("GHG") allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted average cost or market. SCE will evaluate GHG allowances for impairment upon a triggering event that would indicate SCE might not recover the full cost of an allowance. SCE had GHG allowances held for use of $128 million and $87 million at December 31, 2023 and 2022, respectively. GHG emission obligations were $117 million and $55 million at December 31, 2023 and 2022, respectively, and are classified as "Other current liabilities" on the consolidated balance sheets.

SCE is allocated low carbon fuel standard ("LCFS") credits which it sells to market participants. Proceeds from the sales, net of selling fees and program administration expenses, are recorded in a balancing account to be refunded to eligible customers. SCE's net proceeds from the sale of these LCFS credits were $248 million and $218 million and are classified as "Regulatory liabilities" on the consolidated balance sheets at December 31, 2023 and 2022, respectively.

Property, Plant and Equipment

SCE plant additions, including replacements and betterments, are capitalized. Direct material and labor and indirect costs such as construction overhead, administrative and general costs, employee benefits, and property taxes are capitalized as part of plant additions. The CPUC authorizes a capitalization rate for each of the indirect costs which are allocated to each project based on either labor or total costs.

Estimated useful lives authorized by the CPUC in the 2021 General Rate Case ("GRC") and weighted average useful lives of SCE's property, plant and equipment, are as follows:

Weighted Average
	Estimated Useful Lives	Useful Lives
Generation plant	10 years to 54 years	39 years
Distribution plant	20 years to 67 years	50 years
Transmission plant	30 years to 65 years	54 years
General plant and other	5 years to 60 years	20 years

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. SCE's depreciation expense was $2.5 billion, $2.5 billion and $2.0 billion for 2023, 2022 and 2021, respectively. Depreciation expense stated as a percent of average original cost of depreciable utility plant was, on a composite basis, 4.1%, 4.2% and 3.7% for 2023, 2022 and 2021, respectively. The original costs of retired property are charged to accumulated depreciation. See Note 2 for further information.

Nuclear fuel for the Palo Verde Nuclear Generating Station ("Palo Verde") is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Palo Verde nuclear fuel is amortized using the units of production method.

Allowance for funds used during construction ("AFUDC") represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. AFUDC equity represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress. AFUDC equity was $157 million, $137 million and $118 million in 2023, 2022 and 2021, respectively, and is reflected in "Other income" on the consolidated statements of income. AFUDC debt was $74 million, $53 million and $50 million in 2023, 2022 and 2021, respectively and is reflected as a reduction of "Interest expense" on the consolidated statements of income.

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

Accounting principles for rate-regulated enterprises also require recognition of an impairment loss if it becomes probable that the regulated utility will abandon a plant investment, or if it becomes probable that the cost of a recently completed plant will be disallowed, either directly or indirectly, for ratemaking purposes and a reasonable estimate of the disallowance amount can be made.

In September 2022, the CPUC approved the settlement agreement between SCE and The Utility Reform Network for SCE's Customer Service Re-platform proceeding filed in 2021 for expenditures incurred through April 2021. As a result of the settlement agreement, SCE recorded a $47 million ($34 million after-tax) impairment of property, plant and equipment, reflected in "Impairment, net of other operating income" in the consolidated statements of income.

In August 2021, as a result of adoption of the 2021 GRC, SCE recorded $79 million ($47 million after-tax) in impairment charges related to disallowed capital expenditures of pole replacements the CPUC determined were performed prematurely in 2021. The impairment is included in "Impairment, net of other operating income" in the consolidated statements of income.

Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 (the "Wildfire Insurance Fund" and "AB 1054")

Edison International and SCE accounted for the contributions to the Wildfire Insurance Fund similarly to prepaid insurance. No period of coverage was provided in AB 1054, therefore expense is being allocated to periods ratably based on an estimated period of coverage. At December 31, 2023 and 2022, Edison International and SCE had a $2.0 billion and a $2.2 billion long-term asset, respectively, as well as a $204 million current asset for both years, reflected as "Wildfire Insurance Fund contributions" in their consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2023 and 2022, long-term liabilities of $450 million and $536 million, respectively, have been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contributions. Contributions were discounted to the present value using US treasury interest rates at the date SCE committed to participate in the Wildfire Insurance Fund.

In 2023 and 2022, the asset was amortized based on an estimated period of coverage of 15 years. All expenses related to the contributions are being reflected in "Wildfire Insurance Fund Expense" in the consolidated statements of income. Changes in the estimated period of coverage provided by the Wildfire Insurance Fund could lead to material changes in future expense recognition. In estimating the period of coverage, Edison International and SCE used Monte Carlo simulations based on historical data from wildfires caused by electrical utility equipment to estimate expected losses, using nine years (2014 – 2022) of available historical data in 2023 and eight years (2014 – 2021) of available historical data in 2022. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, Pacific Gas & Electric Company ("PG&E"), and San Diego Gas & Electric ("SDG&E") against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. Edison International and SCE reassesses the period of coverage of the fund at least annually in January each year, or upon claims being made from the fund for catastrophic wildfires. Based on information available in January of 2024 regarding catastrophic wildfires during 2023, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. After incorporating 2023 expected losses into the historical data for the Monte Carlo simulations by using ten years of historical data (2014 – 2023), SCE determined that effective in the first quarter of 2024, the life of the Wildfire Insurance Fund is expected to increase to 20 years from the date SCE committed to participate in the Wildfire Insurance Fund.

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

The following table summarizes the changes in SCE's ARO liability:

	December 31,
(in millions)	2023	2022
Beginning balance	$2,754	$2,772
Accretion[1]	144	143
Revisions	(3)	28
Liabilities settled	(229)	(189)
Ending balance	$2,666	$2,754
1	An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.

AROs related to decommissioning of SCE's nuclear power facilities are based on site-specific studies conducted as part of each Nuclear Decommissioning Cost Triennial Proceeding ("NDCTP") conducted before the CPUC. Revisions of an ARO are established for updated site-specific decommissioning cost estimates.

The ARO for decommissioning SCE's San Onofre Nuclear Generating Station ("San Onofre") and Palo Verde nuclear power facilities is $2.2 billion as of December 31, 2023. The liability to decommission SCE's nuclear power facilities is based on a 2020 decommissioning study, filed as part of the 2021 NDCTP, for San Onofre Unit 1, 2 and 3 and a 2019 decommissioning study for Palo Verde, with revisions to the cost estimate in 2020.

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

Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from San Onofre Units 2 and 3 to dry cask storage in the two ISFSIs was completed in August 2020. In August 2020, SCE commenced, and is currently conducting, major decommissioning activities in accordance with the terms of the Coastal Developmental Permit for San Onofre Units 2 and 3.

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

Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $6.1 billion through 2080 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 2.2% to 7.5% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 3.1% to 6.1% dependent on asset class. If the assumed return on trust assets is not earned or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates, subject to a reasonableness review. See Note 10 for further information.

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

Deferred Financing Costs

Debt premium, discount and issuance expenses incurred in connection with obtaining financing are deferred and amortized over the life of each debt issue. These deferred amounts are recorded as an offset to long-term debt. See Note 5 for further details. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt, or if refinanced, the life of the new debt. The unamortized losses on reacquired debt are reflected as long-term "Regulatory assets" in the consolidated balance sheets. See Note 11 for further details.

Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE

	Years ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Amortization of deferred financing costs charged to interest expense	$39	$37	$34	$32	$31	$29

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

SCE's Revenue from Contracts with Customers

Provision of Electricity

SCE principally generates revenue through supplying and delivering electricity to its customers. Rates charged to customers are based on tariff rates, approved by the CPUC and FERC. Starting with SCE's 2021 GRC, revenue is authorized through quadrennial GRC proceedings, which are intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its CPUC-jurisdictional rate base. The CPUC sets an annual revenue requirement for the base year and the remaining three years are set by a methodology established in the GRC proceeding. As described above, SCE also earns revenue, with no return, to recover costs for power procurement, certain wildfire related expenses and other activities.

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

Sales and Use Taxes

SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. SCE's franchise fees billed to customers were $168 million, $172 million and $147 million for the years ended December 31, 2023, 2022 and 2021, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.

SCE's Alternative Revenue Programs

The CPUC and FERC have authorized additional, alternative revenue programs which adjust billings for the effects of broad external factors or provide for additional billings if the utility achieves certain objectives. These alternative revenue programs allow SCE to recover costs that SCE has been authorized to pass on to customers, including costs of certain capital and operations and maintenance activities, costs to purchase electricity and natural gas, and to fund public purpose, demand response, and customer energy efficiency programs, and earn a reasonable return. In general, revenue is recognized for these alternative revenue programs at the time the costs are incurred, or at the time when specific events permitting billing of the additional revenues have been completed. SCE begins recognizing revenues for these programs when a program has been established by an order from either the CPUC or FERC that allows for automatic adjustment of future rates, the amount of revenue for the period is objectively determinable and probable of recovery and the revenue will be collected within 24 months following the end of the annual period.

Power Purchase Agreements

SCE enters into power purchase agreements ("PPAs") in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity ("VIE"). If SCE is the primary beneficiary in the VIE, SCE is required to consolidate the VIE. None of SCE's PPAs resulted in consolidation at December 31, 2023 and 2022. See Note 3 for further discussion of PPAs that are considered variable interests.

A PPA may also contain a lease for accounting purposes. See "Leases" below and Note 12 and Note 13 for further discussion of SCE's PPAs. A PPA that does not contain a lease may be classified as a derivative which is recorded at fair value on the consolidated balance sheets, unless the PPA is eligible for an election to designate as a normal purchase or sale, which is accounted for on an accrual basis as an executory contract.

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

Leases

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified assets for a period of time in exchange for consideration. An entity controls the use when it has a right to obtain substantially all of the benefits from the use of the asset and has the right to direct the use. SCE determines if an arrangement is a lease at contract inception. For all classes of underlying assets, except battery storage assets where each component is separately accounted for, SCE accounts for lease and non-lease components as a single lease component. Lease liabilities are recognized based on the present value of the lease payments over the lease term at the commencement date. SCE calculates and uses the rate implicit in the lease if the information is readily available or if not available, SCE uses its incremental borrowing rate in determining the present value of lease payments. Incremental borrowing rates are comprised of underlying risk-free rates and secured credit spreads relative to first mortgage bonds with like tenors of lease term durations. Lease right-of-use ("ROU") assets are based on the liability, subject to adjustments, such as lease incentives. The ROU assets also include any lease payments made at or before the commencement date. SCE excludes variable lease payments in measuring lease assets and lease liabilities. SCE's lease terms include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. SCE elected to exclude from the balance sheet short-term leases of one year or less.

SCE enters into power purchase agreements that may contain leases. This occurs when a power purchase agreement designates a specific power plant, SCE obtains substantially all of the economic benefits from the use of the plant and has the right to direct the use of the plant. SCE also enters into a number of agreements to lease property and equipment in the normal course of business, primarily related to vehicles, office space and other equipment. See Note 13 for further information on leases.

Edison International Parent and Other's leases primarily relate to Edison Energy, which are immaterial to Edison International.

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

Employee Stock Purchase Plan

The Edison International Employee Stock Purchase Plan ("ESPP"), effective beginning July 2021, allows eligible employees to make purchases of Edison International's common stock. The maximum aggregate numbers of shares that may be issued under the ESPP is 3,000,000 shares. Eligible employees may authorize payroll deductions of between 1% and 10% of their compensation, up to a maximum of $25,000, to purchase shares of common stock at 97% of the market price on the last day of each six months offering period. The ESPP is considered noncompensatory and stock issuances under the ESPP are recorded directly in equity.

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

In August 2023, the CPUC issued a decision on SCE's application to the CPUC for an extension of the waiver of compliance with its equity ratio requirement that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims, and associated expenses, related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. Under the decision, effective as of the beginning of the new cost of capital cycle on January 1, 2023, the CPUC also authorized SCE to exclude from its equity ratio calculations debt that exceeds the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events due to the timing difference between the wildfire claims payment and the realization of the cash tax benefits. The temporary exclusion will lapse on August 31, 2025 or when determinations regarding cost recovery for the 2017/2018 Wildfire/Mudslide Events are made, whichever comes earlier. If the CPUC has not made determinations regarding cost recovery by August 31, 2025, SCE is permitted to file another application for a waiver of compliance with its equity ratio requirement. While the exclusion is in place, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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

As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, SCE's Board of Directors evaluates available information, including when applicable, information pertaining to the 2017/2018 Wildfire/Mudslide Events, to ensure that the California law requirements for the declarations are met. On February 22, 2024, SCE declared a dividend to Edison International of $360 million.

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

Edison International Dividend

In December 2023, Edison International declared a 5.8% increase to the annual dividend rate from $2.95 per share to $3.12 per share. On February 22, 2024, Edison International declared a dividend of $0.78 per share to be paid on April 30, 2024. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions, except per-share amounts)	2023	2022	2021
Basic earnings per share:
Net income attributable to common shareholders	$1,197	$612	$759
Net income available to common shareholders	$1,197	$612	$759
Weighted average common shares outstanding	383	381	380
Basic earnings per share	$3.12	$1.61	$2.00
Diluted earnings per share:
Net income attributable to common shareholders	$1,197	$612	$759
Net income available to common shareholders	$1,197	$612	$759
Income impact of assumed conversions	1	1	1
Net income available to common shareholders and assumed conversions	$1,198	$613	$760
Weighted average common shares outstanding	383	381	380
Incremental shares from assumed conversions	2	2	—
Adjusted weighted average shares – diluted	385	383	380
Diluted earnings per share	$3.11	$1.60	$2.00

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 3,771,766, 5,839,549 and 10,239,501, of common stock for the years ended December 31, 2023, 2022 and 2021, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Income Taxes

Edison International and SCE estimate their income taxes for each jurisdiction in which they operate. This involves estimating current period tax expense along with assessing temporary differences resulting from the differing treatment of items (such as depreciation) for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets.

Income tax expense includes the current tax liability from operations and the change in deferred income taxes during the year. Interest income, interest expense, and penalties associated with income taxes are generally reflected in "Income tax expense (benefit)" on the consolidated statements of income.

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

New Accounting Guidance

Accounting Guidance Adopted

No material accounting standards were adopted in 2023.

Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued an accounting standards update to enhance the disclosures related to public entities' reportable segments. The new guidance requires an entity with only one reportable segment to include all the required segment disclosures. The guidance will be effective for annual disclosures for the year ended December 31, 2024 and subsequent interim periods with early adoption permitted. The guidance is applied retrospectively to all periods presented in the financial statements. Edison International and SCE have one reportable segment and are currently evaluating the impact of any increased segment disclosures.

In December 2023, the FASB issued an accounting standards update requiring public entities to provide more disclosures primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective January 1, 2025 with early adoption permitted. The guidance is applied prospectively. Edison International and SCE are currently evaluating the impact of the new guidance.

Note 2.Property, Plant and Equipment

SCE's utility property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2023	2022
Distribution	$34,573	$32,754
Transmission	18,526	18,106
Generation	3,593	3,880
General plant and other	6,383	6,121
Accumulated depreciation	(12,910)	(12,260)
	50,165	48,601
Construction work in progress	5,590	4,551
Nuclear fuel, at amortized cost	122	122
Total utility property, plant and equipment	$55,877	$53,274

Capitalized Software Costs

SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant and equipment. SCE amortizes capitalized software costs ratably over their useful lives, primarily 5 and 7 year lives, commencing upon operational use. Capitalized software costs, included in general plant and other above, was $2.1 billion and $2.0 billion at December 31, 2023 and 2022, and accumulated amortization was $0.9 billion and $0.7 billion, at December 31, 2023 and 2022, respectively. Amortization expense for capitalized software was $358 million, $344 million and $311 million in 2023, 2022 and 2021, respectively. At December 31, 2023, amortization expense is estimated to be $359 million, $317 million, $253 million, $168 million and $61 million for 2024 through 2028, respectively.

Jointly Owned Utility Projects

SCE owns undivided interests in transmission and generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income.

The following is SCE's investment in each asset as of December 31, 2023:

		Construction
	Plant in	Work in	Accumulated	Nuclear Fuel		Ownership
(in millions)	Service	Progress	Depreciation	(at amortized cost)	Total	Interest
Transmission systems:
Eldorado	$355	$123	$(63)	$—	$415	76%
Pacific Intertie	356	3	(90)	—	269	50%
Generating station:
Palo Verde (nuclear)	2,211	58	(1,670)	122	721	16%
Total	$2,922	$184	$(1,823)	$122	$1,405

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

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	December 31,
(in millions)	2023	2022
Other current assets	$53	$45
Regulatory assets: non-current	1,558	834
Regulatory liabilities: current	34	33
Current portion of long-term debt[1]	47	29
Other current liabilities	6	4
Long-term debt[1]	1,515	809
1	The bondholders have no recourse to SCE. The long-term debt balance is net of unamortized debt issuance costs.

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

As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 3,343 megawatts ("MW") and 3,907 MW at December 31, 2023 and 2022, respectively, and the amounts that SCE paid to these projects were $528 million and $608 million for the years ended December 31, 2023 and 2022, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

Unconsolidated Trusts of SCE

SCE Trust II, Trust III, Trust IV, Trust V, Trust VI and Trust VII were utilized in 2013, 2014, 2015, 2016, 2017 and 2023, respectively, for the exclusive purpose of issuing the 5.10%, 5.75%, 5.375%, 5.45%, 5.00% and 7.50% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust II, Trust III, Trust IV, Trust V, Trust VI and Trust VII issued to the public trust securities in the face amounts of $400 million, $275 million, $325 million, $300 million, $475 million and $550 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series G, Series H, Series J, Series K, Series L and Series M Preference Stock issued by SCE in the principal amounts of $400 million, $275 million, $325 million, $300 million, $475 million and $550 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.

The Series G, Series H, Series J, Series K, Series L and Series M Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series G, Series H, Series J, Series K, Series L or Series M Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust (see Note 14 for further information). The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.

The Trust VII balance sheet as of December 31, 2023, consisted of investments of $550 million in the Series M Preference Stock, $550 million of trust securities and $10,000 of common stock. The Trust II, Trust III, Trust IV, Trust V and Trust VI balance sheets as of December 31, 2023 and 2022, consisted of investments of $220 million, $275 million, $325 million, $300 million and $475 million in the Series G, Series H, Series J, Series K and Series L Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million and $475 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Years ended December 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI	Trust VII
2023
Dividend income	$11	$16	$17	$16	$24	$4
Dividend distributions	11	16	17	16	24	4
2022
Dividend income	$11	$16	$17	$16	$24	$—
Dividend distributions	11	16	17	16	24	—
2021
Dividend income	$20	$16	$17	$16	$24	$—
Dividend distributions	20	16	17	16	24	—

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2023 and 2022, nonperformance risk was not material for Edison International and SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2023
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$3	$91	$(3)	$91
Money market funds and other	78	22	—	—	100
Nuclear decommissioning trusts:
Stocks[2]	1,658	—	—	—	1,658
Fixed Income[3]	923	1,421	—	—	2,344
Short-term investments, primarily cash equivalents	169	104	—	—	273
Subtotal of nuclear decommissioning trusts[4]	2,750	1,525	—	—	4,275
Total assets	2,828	1,550	91	(3)	4,466
Liabilities at fair value
Derivative contracts	—	77	—	(77)	—
Total liabilities	—	77	—	(77)	—
Net assets	$2,828	$1,473	$91	$74	$4,466

	December 31, 2022
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$392	$67	$(218)	$241
Money market funds and other	647	22	—	—	669
Nuclear decommissioning trusts:
Stocks[2]	1,610	—	—	—	1,610
Fixed Income[3]	941	1,281	—	—	2,222
Short-term investments, primarily cash equivalents	137	64	—	—	201
Subtotal of nuclear decommissioning trusts[4]	2,688	1,345	—	—	4,033
Total assets	3,335	1,759	67	(218)	4,943
Liabilities at fair value
Derivative contracts	—	116	4	(119)	1
Total liabilities	—	116	4	(119)	1
Net assets	$3,335	$1,643	$63	$(99)	$4,942
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 75% and 74% of SCE's equity investments were in companies located in the United States at December 31, 2023 and 2022, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities of $106 million and $49 million at December 31, 2023 and 2022, respectively.
4	Excludes net payables of $102 million and $85 million at December 31, 2023 and 2022, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Years ended December 31,
(in millions)	2023	2022
Fair value of net assets at beginning of period	$63	$44
Sales	(1)	(8)
Settlements	(40)	(54)
Total realized/unrealized gains[1]	69	81
Fair value of net assets at end of period	$91	$63
[1]	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

There were no material transfers into or out of Level 3 during 2023 and 2022.

The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value		Significant		Weighted
	(in millions)		Unobservable	Range	Average
	Assets	Liabilities	Input	(per MWh)	(per MWh)
Congestion revenue rights
December 31, 2023	$91	$—	CAISO CRR auction prices	$(6.44) - $16,574.36	$2.74
December 31, 2022	67	4	CAISO CRR auction prices	(7.91) - 3,856.67	1.64

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

SCE's investment policies and CPUC requirements place limitations on the types and investment grade ratings of the securities that may be held by the nuclear decommissioning trust funds. These policies restrict the trust from holding alternative investments and limit the trust funds' exposures to investments in highly illiquid markets. With respect to equity and fixed income securities, the trustee obtains prices from third-party pricing services which SCE is able to independently corroborate as described below. The trustee monitors prices supplied by pricing services, including reviewing prices against defined parameters' tolerances and performs research and resolves variances beyond the set parameters. SCE corroborates the fair values of securities by comparison to other market-based price sources obtained by SCE's investment managers. Differences outside established thresholds are followed-up with the trustee and resolved. For each reporting period, SCE reviews the trustee determined fair value hierarchy and overrides the trustee level classification when appropriate. See Note 10 for more information on nuclear decommissioning trusts.

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $121 million and $137 million at December 31, 2023 and 2022, respectively, and equity investments of $5 million at December 31, 2022. Assets measured at fair value and classified as Level 2 consisted of short-term investments of $2 million at both December 31, 2023 and 2022. There are no securities classified as Level 3 for Edison International Parent and Other.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$33,013	$31,315	$29,639	$26,824
SCE	28,494	26,712	26,258	23,469

1     Carrying value is net of debt issuance costs.

2    The fair value of long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

The following table summarizes long-term debt (rates and terms are as of December 31, 2023) of Edison International and SCE:

	December 31,
(in millions)	2023	2022
Edison International Parent and Other:
Debentures and notes:
2024 – 2054 (3.55% to 8.13%)	$4,550	$3,400
Current portion of long-term debt	(500)	(400)
Unamortized debt discount/premium and issuance costs, net	(31)	(19)
Total Edison International Parent and Other	4,019	2,981
SCE:
First and refunding mortgage bonds:
2024 – 2053 (0.98% to 6.05%)	24,700	23,900
Pollution-control bonds:
2028 – 2035 (1.45% to 4.50%)	752	752
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	306	306
Senior secured recovery bonds[1]:
2028 – 2047 (0.86% to 5.11%)	1,579	849
Other long-term debt[2]	1,322	600
Current portion of long-term debt	(2,197)	(2,214)
Unamortized debt discount/premium and issuance costs, net	(165)	(149)
Total SCE	26,297	24,044
Total Edison International	$30,316	$27,025
1	The senior secured recovery bonds are payable only from and secured by the Recovery Property at SCE Recovery Funding LLC, and do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. For further details, see Note 3.
2	Subsequent to December 31, 2023, SCE issued first and refunding mortgage bonds which were used to partially pay down its commercial paper balance, see "Debt Financing Subsequent to December 31, 2023" for more information. Accordingly, SCE included the pay down amount of $722 million in other long-term debt. In addition, 2023 and 2022 amounts both include a term loan due in 2024 with an interest rate of adjusted term secured overnight financing rate ("SOFR") plus 0.90%.

Edison International and SCE long-term debt maturities over the next five years are as follows:

	Edison
(in millions)	International	SCE
2024	$2,697	$2,197
2025	2,049	1,249
2026	800	800
2027	2,001	1,401
2028	2,942	1,792

Liens and Security Interests

Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio to be less than or equal to 0.65 to 1. At December 31, 2023, SCE's debt to total capitalization ratio was 0.56 to 1 and was in compliance with all other financial covenants that affect access to capital. Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2023, Edison International consolidated debt to total capitalization ratio was 0.63 to 1.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at December 31, 2023:

(in millions, except for rates)
Borrower	Termination Date	SOFR plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2027	128	$1,500	$246	$—	$1,254
SCE[2,3]	May 2027	108	3,350	1,558	29	1,763
Total Edison International			$4,850	$1,804	$29	$3,017
1	At December 31, 2023 and December 31, 2022, Edison International Parent had $246 million and $90 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.82% and 4.92%, respectively.
2	At December 31, 2023 and December 31, 2022, SCE had $1,554 million and $195 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.82% and 5.20%, respectively.
3	The credit facilities have two additional one-year extension options. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Uncommitted Letters of Credit

In October 2023, SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $625 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At December 31, 2023, SCE had $53 million in standby letters of credit outstanding under these agreements, which expire in 2024. The unused capacity under these agreements was $572 million.

Debt Financing Subsequent to December 31, 2023

In January 2024, SCE issued $500 million of 4.875% first and refunding mortgage bonds due in 2027 and $900 million of 5.20% first and refunding mortgage bonds due in 2034. The proceeds were used to fund the payment of wildfire claims and related expenses above the amount of expected insurance proceeds, repay commercial paper borrowings and for general corporate purposes.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies that have credit ratings for SCE, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The net fair value of all derivative liabilities with these credit-risk-related contingent features was less than $1 million as of December 31, 2023 and 2022, for which SCE posted no collateral and collateral of $24 million to its counterparties for its outstanding payables as of December 31, 2023, and 2022, respectively. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2023, SCE would be required to post $5 million of collateral, most of which is related to outstanding payables.

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

	December 31, 2023
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$94	$77
Gross amounts offset in the consolidated balance sheets	(3)	(3)
Cash collateral posted	—	(74)
Net amounts presented in the consolidated balance sheets	$91	$—

	December 31, 2022
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$459	$120
Gross amounts offset in the consolidated balance sheets	(119)	(119)
Cash collateral received	(99)	—
Net amounts presented in the consolidated balance sheets	$241	$1
1	Included in "Other current assets" on SCE's consolidated balance sheets.
2	Included in "Other current liabilities" on SCE's consolidated balance sheets.

At December 31, 2023, SCE posted and accrued $121 million of cash collateral, of which $74 million was offset against derivative liabilities and $47 million was reflected in "Other current assets" on the consolidated balance sheets.

Financial Statement Impact of Derivative Instruments

SCE recognizes realized gains and losses on derivative instruments as purchased power expense and expects that such gains or losses will be part of the purchased power costs recovered from customers. As a result, realized gains and losses do not affect earnings, but may temporarily affect cash flows. Due to the expected future recovery from customers, unrealized gains and losses are recorded as regulatory assets and liabilities and therefore, also do not affect earnings. The remaining effects of derivative activities and related regulatory offsets are reported in cash flows from operating activities in SCE's consolidated statements of cash flows.

The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2023	2022	2021
Realized	$(14)	$178	$200
Unrealized	(322)	310	(75)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

		Economic Hedges
	Unit of	December 31,
Commodity	Measure	2023	2022
Electricity options, swaps and forwards	Gigawatt hours	3,494	1,022
Natural gas options, swaps and forwards	Billion cubic feet	31	42
Congestion revenue rights	Gigawatt hours	35,011	44,028

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to a reasonableness review or compliance with upfront standards as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to a reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses, and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Years ended December 31,
	2023			2022			2021
		Cost-			Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1]	$8,598	8,422	$17,020	$8,327	8,433	16,760	$7,523	$6,824	$14,347
Alternative revenue programs and other operating revenue[2]	414	(1,159)	(745)	681	(269)	412	349	178	527
Total operating revenue	$9,012	$7,263	$16,275	$9,008	$8,164	$17,172	$7,872	$7,002	$14,874
1	At December 31, 2023 and 2022, SCE's receivables related to contracts from customers were $2.5 billion and $2.3 billion, which included accrued unbilled revenue of $741 million and $638 million, respectively.
2	Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.

Deferred Revenue

As of December 31, 2023, SCE has deferred revenue of $368 million related to the sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $355 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. The deferred revenue is amortized straight-line over a period of 30 years starting 2021.

Note 8.Income Taxes

Current and Deferred Taxes

The components of income tax expense (benefit) by location of taxing jurisdiction are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Current:
Federal	$—	$2	$—	$—	$—	$—
State	—	13	(179)	5	2	(45)
	—	15	(179)	5	2	(45)
Deferred:
Federal	101	(103)	83	149	(44)	83
State	7	(74)	(40)	30	(67)	(21)
	108	(177)	43	179	(111)	62
Total	$108	$(162)	$(136)	$184	$(109)	$17

The components of net accumulated deferred income tax liability are:

	Edison International		SCE

	December 31,
(in millions)	2023	2022	2023	2022
Deferred tax assets:
Property	$894	$859	$877	$840
Wildfire-related[1]	356	458	354	457
Nuclear decommissioning trust assets in excess of nuclear ARO liability	380	321	380	321
Loss and credit carryforwards[2]	3,486	3,479	2,103	2,157
Regulatory balances	626	641	626	641
Pension and postretirement benefits other than pensions, net	127	130	25	26
Leases	345	406	345	406
Other	159	162	147	135
Sub-total	6,373	6,456	4,857	4,983
Less: valuation allowance[3]	17	39	—	—
Total	6,356	6,417	4,857	4,983
Deferred tax liabilities:
Property	10,627	10,091	10,611	10,078
Regulatory balances	1,450	1,462	1,450	1,462
Nuclear decommissioning trust assets	380	321	380	321
Leases	345	406	345	406
Other	187	225	158	200
Total	12,989	12,505	12,944	12,467
Accumulated deferred income tax liability, net[4]	$6,633	$6,088	$8,087	$7,484
1	Relates to estimated losses accrual for wildfire-related claims, net of expected recoveries from insurance and FERC customers, and contributions to the Wildfire Insurance Fund. For further information, see Note 12 and Note 1.
2	As of December 31, 2023, unrecognized tax benefits of $363 million and $299 million for Edison International and SCE, respectively, are presented net against the deferred tax asset for the loss and tax credit carryforwards. As of December 31, 2022, the unrecognized tax benefits netted against deferred tax assets and tax credit carryforwards were $310 million and $254 million for Edison International and SCE, respectively.
3	As of December 31, 2023, Edison International has recorded $17 million valuation allowance on deferred tax assets. The $17 million valuation allowance is related to non-California state net operating loss carryforwards which are expected to expire before being utilized. As of December 31, 2022, the valuation allowance on deferred tax assets which are estimated to expire before being utilized for Edison International includes $35 million for non-California state net operating loss carryforwards, $4 million for California capital losses generated from sale of SoCore Energy in 2018.
4	Included in "Deferred income taxes and credits" on the consolidated balance sheets.

Net Operating Loss and Tax Credit Carryforwards

The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE

	December 31, 2023
	Loss	Credit	Loss	Credit
(in millions)	Carryforwards	Carryforwards	Carryforwards	Carryforwards
Expire in 2024	$7	$—	$7	$—
Expire between 2025 to 2028	22	—	22	—
Expire between 2029 to 2043	1,714	471	862	63
No expiration date[1]	1,625	10	1,448	—
Total	$3,368	$481	$2,339	$63
1	Under the Tax Cut and Jobs Act signed into law on December 22, 2017 ("Tax Reform"), net operating losses generated after December 31, 2017 can carryforward indefinitely.

Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $106 million and $121 million related to Capistrano Wind for 2023 and 2022, respectively. The tax attributes not utilized as of December 31, 2023 will be available for the Edison International consolidated group to utilize in the future. When the remaining Capistrano tax attributes are used in the future by Edison International, payments will be made to those entities under a tax allocation agreement. Under the tax allocation agreement, Edison International has recorded a corresponding liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind when these tax benefits are realized.

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE

	Years ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Income from operations before income taxes	$1,515	$662	$789	$1,781	$845	$952
Provision for income tax at federal statutory rate of 21%	318	139	166	374	177	200
(Decrease) increase in income tax from:
State tax, net of federal income tax effect	3	(70)	(47)	23	(57)	(33)
Property-related	(205)	(219)	(233)	(205)	(219)	(233)
Change related to uncertain tax position[1]	—	—	(147)	—	—	(37)
Wildfire related charges[2]	—	—	31	—	—	31
Average rate assumption method ("ARAM") adjustment[3]	—	—	87	—	—	87
Corporate-owned life insurance cash surrender value	(8)	(9)	(8)	(8)	(9)	(8)
Other	—	(3)	15	—	(1)	10
Total income tax expense (benefit)	$108	$(162)	$(136)	$184	$(109)	$17
Effective tax rate	7.1%	(24.5)%	(17.2)%	10.3%	(12.9)%	1.8%
1	In 2021, Edison International and SCE recognized tax benefits related to a settlement with the California Franchise Tax Board ("FTB") for tax years 2007 – 2012.
2	Relates to the non-tax deductible portions of the SED Agreement (as defined in Note 12). See Note 12 for further discussion under 2017/2018 Wildfire/Mudslide Events.
3	In July 2021, SCE received the IRS response to its private letter ruling request, regarding the scope of the deferred tax normalization requirements and the computations required to comply with the average rate assumption method. As a result, SCE's estimate changed and a cumulative true-up of $87 million reduction in tax benefits was recorded in the third quarter of 2021, for the period of January 1, 2018 to June 30, 2021.

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

Unrecognized Tax Benefits

The following table provides a reconciliation of unrecognized tax benefits:

	Edison International			SCE
(in millions)	2023	2022	2021	2023	2022	2021
Balance at January 1,	$646	$613	$679	$374	$340	$320
Tax positions taken during the current year:
Increases	65	54	53	65	54	53
Tax positions taken during a prior year:
Increases	13	—	3	4	—	1
Decreases[1]	(294)	(21)	(118)	(25)	(20)	(29)
Settlements with taxing authorities[2]	—	—	(4)	—	—	(5)
Balance at December 31,	$430	$646	$613	$418	$374	$340
1	The Edison International decrease in 2023 was mainly related to a write-off of a reserve for a claim related to the Edison Mission Energy bankruptcy. See the discussion in "Tax Disputes" for more information. The decrease in 2021 was related to re-measurement as a result of a settlement with the FTB for tax years 2007 – 2012.
2	In 2021, Edison International reached a settlement with the FTB for tax years 2007 – 2012.

As of December 31, 2023, if recognized, $80 million of unrecognized tax benefits would impact Edison International's effective tax rate and $68 million of the unrecognized tax benefits would impact SCE's effective tax rate.

Tax Disputes

In 2020, Edison International recorded favorable tax positions in connection with the Edison Mission Energy bankruptcy that were fully reserved. Based on information identified during the 2nd quarter of 2023, the Company wrote off the total claim and related reserve in the amount of $268 million.

Tax years that remain open for examination by the IRS and FTB are 2020 – 2022 and 2013 – 2022, respectively.

Accrued Interest and Penalties

The total amount of accrued interest and penalties related to income tax liabilities are:

	Edison International		SCE

	December 31,
(in millions)	2023	2022	2023	2022
Accrued interest and penalties	$—	$—	$28	$23

The net after-tax interest and penalties recognized in income tax (benefit) expense are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Net after-tax interest and penalties tax (benefit) expense	$—	$—	$(41)	$4	$2	$(2)

Note 9.Compensation and Benefit Plans

Employee Savings Plan

The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The employer contributions were as follows:

	Edison
	International	SCE

(in millions)	Years ended December 31,
2023	$121	$119
2022	103	101
2021	97	96

Pension Plans and Postretirement Benefits Other Than Pensions

Pension Plans

Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. Employees hired by the participating companies on or after December 31, 2017 are no longer eligible to participate in the pension plan. In lieu of that, an additional non-contributory employer contribution is deposited into the Edison 401(k) Savings Plan. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $45 million and $13 million, respectively, for the year ending December 31, 2024. The majority of annual contributions made by SCE to its pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.

The funded position of Edison International's pension is sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's pension are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, unrealized losses equal to the unfunded status are recorded to a regulatory asset and unrealized gains equal to the funded status are recorded to a regulatory liability. See Note 11 for further information.

Information on pension plan assets and benefit obligations is shown below.

	Edison International		SCE

	Years ended December 31,
(in millions)	2023	2022	2023	2022
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$3,524	$4,171	$3,159	$3,694
Service cost	101	120	97	115
Interest cost	180	111	162	97
Actuarial loss (gain)	96	(589)	82	(503)
Benefits paid	(254)	(289)	(222)	(244)
Projected benefit obligation at end of year	$3,647	$3,524	$3,278	$3,159
Change in plan assets
Fair value of plan assets at beginning of year	$3,462	$4,296	$3,275	$4,061
Actual return (loss) on plan assets	369	(575)	349	(544)
Employer contributions	32	30	13	2
Benefits paid	(254)	(289)	(222)	(244)
Fair value of plan assets at end of year	3,609	3,462	3,415	3,275
(Underfunded)/Overfunded status at end of year	$(38)	$(62)	$137	$116
Amounts recognized in the consolidated balance sheets consist of [1]:
Long-term assets	$169	$139	$149	$128
Current liabilities	(30)	(26)	(2)	(2)
Long-term liabilities	(177)	(175)	(10)	(10)
	$(38)	$(62)	$137	$116
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss[1]	$21	17	8	8
Amounts recognized as a regulatory liability	(159)	(139)	(159)	(139)
Accumulated benefit obligation at end of year	$3,495	$3,401	$3,136	$3,049
Pension plans with plan assets in excess of an accumulated benefit obligation:
Projected benefit obligation	3,647	3,524	3,278	3,159
Accumulated benefit obligation	3,495	3,401	3,136	3,049
Fair value of plan assets	3,609	3,462	3,415	3,275
Weighted average assumptions used to determine obligations at end of year:
Discount rate	5.04%	5.36%	5.04%	5.36%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
1	The SCE liability excludes a long-term payable due to Edison International Parent of $94 million and $93 million at December 31, 2023 and 2022, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent. SCE's accumulated other comprehensive loss of $8 million at both December 31, 2023 and 2022, excludes net losses of $8 million and $3 million related to these benefits, respectively.

For Edison International and SCE, respectively, the 2023 actuarial losses are primarily related to $96 million and $92 million in losses from a decrease of 32 basis points in the discount rate (from 5.36% as of December 31, 2022 to 5.04% as of December 31, 2023). For Edison International and SCE, respectively, the 2022 actuarial gains are primarily related to $1.0 billion and $929 million in gains from an increase in the discount rate (from 2.75% as of December 31, 2021 to 5.36% as of December 31, 2022), partially offset by $456 million and $430 million in losses from economic assumption and experience.

Net periodic pension expense components are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$101	$120	$130	$99	$118	$127
Non-service cost (benefit)
Interest cost	180	111	103	166	101	95
Expected return on plan assets	(214)	(227)	(222)	(202)	(215)	(211)
Settlement costs	—	4	—	—	4	—
Amortization of prior service cost	—	—	1	—	—	1
Amortization of net loss	3	5	11	2	2	7
Regulatory adjustment	(47)	6	25	(47)	6	25
Total non-service benefit[1]	(78)	(101)	(82)	(81)	(102)	(83)
Total expense	$23	$19	$48	$18	$16	$44
1	Included in "Other income" on Edison International's and SCE's consolidated income statements. For further details, see Note 16.

Other changes in pension plan assets and benefit obligations recognized in other comprehensive income:

	Edison International			SCE

	Years ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Net loss (gain)	$6	$(45)	$(10)	$6	$(24)	$(5)
Settlement charges	—	(4)	—	—	(4)	—
Amortization of net loss	(2)	(8)	(11)	(2)	(5)	(7)
Total loss (gain) recognized in other comprehensive income	4	(57)	(21)	4	(33)	(12)
Total recognized in expense and other comprehensive income	$27	$(38)	$27	$22	$(17)	$32

In accordance with authoritative guidance on rate-regulated enterprises, SCE records amortization of net gains and losses into regulatory assets and liabilities instead of charges and credits to other comprehensive income for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.

Edison International and SCE used the following weighted average assumptions to determine pension expense:

	Years ended December 31,
	2023	2022	2021
Discount rate	5.36%	2.75%	2.38%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	6.50%	5.50%	5.50%
Interest crediting rate for cash balance account[1]
Starting rate	5.86%	3.12%	3.03%
Ultimate rate	5.86%	4.50%	4.50%
Year ultimate rate is reached	2023	2026	2025
1	Edison International and SCE were using a graduated assumption for interest crediting rate for cash balance account, where current interest rate gradually increased to an ultimate rate at a certain year. Starting 2023, Edison International and SCE changed to use single interest crediting rate assumption to determine the pension expense for cash balance account.

The following benefit payments, which reflect service rendered and expected future service, are expected to be paid:

	Edison
(in millions)	International	SCE
2024	$325	$279
2025	319	279
2026	332	290
2027	320	284
2028	314	281
2029 – 2033	1,447	1,308

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

There are no expected contributions for PBOP benefits for the year ended December 31, 2024. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.

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

Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE

	Years ended December 31,
(in millions)	2023	2022	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$1,331	$1,904	$1,323	$1,895
Service cost	20	34	20	34
Interest cost	67	56	67	55
Actuarial gain	(567)	(598)	(563)	(596)
Plan participants' contributions	28	29	28	29
Benefits paid	(106)	(94)	(106)	(94)
Benefit obligation at end of year	$773	$1,331	$769	$1,323
Change in plan assets
Fair value of plan assets at beginning of year	$2,187	$2,772	$2,187	$2,772
Actual return on assets	162	(527)	162	(527)
Employer contributions	4	7	4	7
Plan participants' contributions	28	29	28	29
Benefits paid	(106)	(94)	(106)	(94)
Fair value of plan assets at end of year	2,275	2,187	2,275	2,187
Overfunded status at end of year	$1,502	$856	$1,506	$864
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$1,506	$871	$1,506	$871
Current liabilities	—	(8)	—	(7)
Long-term liabilities	(4)	(7)	—	—
	$1,502	$856	$1,506	$864
Amounts recognized in accumulated other comprehensive loss consist of:
Net gain	$(5)	$(2)	$—	$—
Amounts recognized as a regulatory liability	(1,505)	(867)	(1,505)	(867)
Weighted average assumptions used to determine obligations at end of year:
Discount rate	5.06%	5.43%	5.06%	5.43%
Assumed health care cost trend rates:
Rate assumed for following year	6.50%	6.75%	6.50%	6.75%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029	2029

For Edison International and SCE, the 2023 actuarial gains are primarily related to $553 million and $550 million in gains from the change in postretirement medical carrier and retiree medical delivery mechanism effective in 2024, respectively. For Edison International and SCE, the 2022 actuarial gains are primarily related to $546 million and $543 million in gains from an increase in the discount rate (from 2.95% as of December 31, 2021 to 5.43% as of December 31, 2022), respectively.

Net periodic PBOP expense components are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$20	$34	$40	$20	$34	$40
Non-service cost (benefit)
Interest cost	67	56	52	67	55	52
Expected return on plan assets	(107)	(97)	(106)	(107)	(97)	(106)
Amortization of prior service cost	(1)	(2)	(1)	(1)	(2)	(1)
Amortization of net gain	(50)	(45)	(35)	(50)	(45)	(36)
Regulatory adjustment	71	55	51	71	55	51
Total non-service benefit[1]	(20)	(33)	(39)	(20)	(34)	(40)
Total expense	$—	$1	$1	$—	$—	$—

1	Included in "Other income" on Edison International's and SCE's consolidated income statements. For further details, see Note 16.

In accordance with authoritative guidance on rate-regulated enterprises, SCE records amortization of net gains and losses to regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.

Edison International and SCE used the following weighted average assumptions to determine PBOP expense:

	Years ended December 31,
	2023	2022	2021
Discount rate	5.43%	2.95%	2.67%
Expected long-term return on plan assets	5.00%	3.50%	4.00%
Assumed health care cost trend rates:
Current year	6.75%	6.25%	6.50%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029

The following benefit payments (net of plan participants' contributions) are expected to be paid:

	Edison
(in millions)	International	SCE
2024	$48	$48
2025	49	48
2026	49	49
2027	53	53
2028	54	53
2029 – 2033	276	275

Plan Assets

Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies

The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes and may have active and passive investment strategies within asset classes. Target allocations for 2023 pension plan assets were 19.2% for U.S. equities, 10.8% for non-U.S. equities, 55% for fixed income and 15% for opportunistic and/or alternative investments. Target allocations for 2023 PBOP plan assets (except for Represented VEBA which is 95% for fixed income and 5% for U.S. and non-U.S. equities) are 29% for U.S. and non-U.S. equities, 65% for fixed income and 6% for opportunistic and/or alternative investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.

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

Capital Markets Return Forecasts

Edison International's capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, complex models to develop asset class return forecasts and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation and asset class specific risk premiums. For equities, the risk premium is based on an assumed average equity risk premium of 5% over cash. The forecasted return on private equity and opportunistic investments are estimated at a 4% premium above public equity, reflecting a premium for higher volatility and lower liquidity. For fixed income, the risk premium is based on a comprehensive modeling of credit spreads.

Fair Value of Plan Assets

The PBOP Plan and the Southern California Edison Company Retirement Plan Trust assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. The fair value of the underlying investments in equity mutual funds are based on stock-exchange prices. The fair value of the underlying investments in fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. No investment is classified as Level 3 as of December 31, 2023 and 2022. Common/collective funds and partnerships are measured at fair value using the net asset value per share ("NAV") and have not been classified in the fair value hierarchy. Other investment entities are valued similarly to common/collective funds and are therefore classified as NAV. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable and classified as NAV and are discussed further at note 8 to the pension plan trust investments table below.

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

Pension Plan

The following table sets forth the investments for Edison International and SCE that were accounted for at fair value as of December 31, 2023 and December 31, 2022, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2023
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$256	$352	$—	$608
Corporate stocks[3]	176	5	—	181
Corporate bonds[4]	—	1,057	—	1,057
Common/collective funds[5]	—	—	584	584
Partnerships/joint ventures[6]	—	—	657	657
Other investment entities[7]	—	—	58	58
Registered investment companies[8]	212	—	153	365
Interest-bearing cash	10	—	—	10
Other	—	46	8	54
Total	$654	$1,460	$1,460	$3,574
Receivables and payables, net				35
Combined net plan assets available for benefits				3,609
SCE's share of net plan assets				$3,415

	December 31, 2022
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$281	$293	$—	$574
Corporate stocks[3]	227	3	—	230
Corporate bonds[4]	—	973	—	973
Common/collective funds[5]	—	—	658	658
Partnerships/joint ventures[6]	—	—	613	613
Other investment entities[7]	—	—	63	63
Registered investment companies[8]	206	—	159	365
Interest-bearing cash	14	—	—	14
Other	—	48	7	55
Total	$728	$1,317	$1,500	$3,545
Receivables and payables, net				(83)
Combined net plan assets available for benefits				3,462
SCE's share of net plan assets				$3,275
1	These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.
3	Corporate stocks are diversified. At both December 31, 2023 and 2022, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (36%) and Morgan Stanley Capital International (MSCI) index (64%).
4	Corporate bonds are diversified. At December 31, 2023 and 2022, respectively, this category includes $78 million and $67 million for collateralized mortgage obligations and other asset backed securities.
5	The common/collective assets are invested in equity index funds that seek to track performance of the Standard and Poor's 500 Index (41% at both December 31, 2023 and 2022). In addition, at December 31, 2023 and 2022, respectively, 40% and 46% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index ex-US and 16% and 11% of this category are in a non-index U.S. equity fund, which is actively managed.
6	At December 31, 2023 and 2022, respectively, 74% and 76% are invested in private equity funds with investment strategies that include branded consumer products and clean technology companies, 17% and 18% are invested in ABS including distressed mortgages and commercial and residential loans, 5% and 2% are invested in a broad range of financial assets in all global markets.
7	At December 31, 2023 and 2022, respectively, 68% and 64% are invested in domestic mortgage backed securities and 32% and 36% in high yield debt securities, respectively.
8	At December 31, 2023 and 2022, respectively, 57% and 56% are invested in Level 1 corporate bond funds, 13% and 21% in a fixed income fund used for cash management and 28% and 22% in a US equity fund, respectively.

At December 31, 2023 and 2022, respectively, approximately 62% and 61% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

Postretirement Benefits Other than Pensions

The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2023 and December 31, 2022, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2023
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$569	$84	$—	$653
Corporate stocks[3]	85	2	—	87
Corporate notes and bonds[4]	—	1,064	—	1,064
Common/collective funds[5]	—	—	222	222
Partnerships[6]	—	—	124	124
Registered investment companies[7]	47	—	—	47
Interest bearing cash	—	29	—	29
Other[8]	2	70	—	72
Total	$703	$1,249	$346	$2,298
Receivables and payables, net				(23)
Net plan assets available for benefits				2,275

	December 31, 2022
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$222	$304	$—	$526
Corporate stocks[3]	103	2	—	105
Corporate notes and bonds[4]	—	860	—	860
Common/collective funds[5]	—	—	413	413
Partnerships[6]	—	—	119	119
Registered investment companies[7]	55	—	—	55
Interest bearing cash	—	56	—	56
Other[8]	—	59	—	59
Total	$380	$1,281	$532	$2,193
Receivables and payables, net				(6)
Net plan assets available for benefits				$2,187
1	These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2	Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
3	Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (74% and 73% for 2023 and 2022, respectively) and the MSCI All Country World Index (26% and 27% for 2023 and 2022, respectively).
4	Corporate notes and bonds are diversified and include approximately $237 million and $150 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2023 and 2022, respectively.
5	At December 31, 2023 and 2022, respectively, 45% and 53% of the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Investable Market Index, 40% and 27% are invested in a non-index U.S. equity fund which is actively managed. The remaining assets in this category are primarily invested in a fixed income fund.
6	At December 31, 2023 and 2022, respectively, 65% and 63% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. Of the remaining partnerships category, 28% and 31% are invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks, 7% and 6% are invested in a broad range of financial assets in all global markets.

7	At December 31, 2023 and 2022, respectively, registered investment companies were primarily invested in a money market fund (70% and 75%) and exchange rate traded funds which seek to track performance of MSCI Emerging Market Index, Russell 2000 Index and international small cap equities (30% and 25%)
8	Other includes $58 million and $53 million of municipal securities at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, respectively, approximately 78% and 70% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.

Stock-Based Compensation

Edison International maintains a shareholder-approved incentive plan (the "2007 Performance Incentive Plan") that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is approximately 71 million shares. As of December 31, 2023, Edison International had approximately 13 million shares remaining available for new award grants under its stock-based compensation plans.

The following table summarizes total expense and tax benefits associated with stock-based compensation:

	Edison International			SCE

	Years ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Stock-based compensation expense[1]:
Stock options	$12	$13	$16	$6	$7	$8
Performance shares	15	13	9	8	6	4
Restricted stock units	17	14	12	12	9	8
Other	2	2	2	—	—	—
Total stock-based compensation expense	$46	$42	$39	$26	$22	$20
Income tax benefits related to stock-based compensation expense	$7	$9	$4	$5	$5	$3
1	Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.

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

The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2023	2022	2021
Expected terms (in years)	4.8	5.0	5.4
Risk-free interest rate	3.6%-4.7%	1.6% - 4.1%	1.1% - 1.3%
Expected dividend yield	4.2% -4.7%	4.0% - 5.0%	4.1% - 4.8%
Weighted average expected dividend yield	4.2%	4.0%	4.5%
Expected volatility	29.0% - 29.6%	27.8% - 28.6%	26.9% - 27.1%
Weighted average volatility	29.1%	27.8%	26.9%

The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity corresponds to the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term for 2023. The volatility period used was 58 months, 60 months and 64 months at December 31, 2023, 2022 and 2021, respectively.

The following is a summary of the status of Edison International's stock options:

		Weighted Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic Value
	Shares	Price	Term (years)	(in millions)
Edison International:
Outstanding at December 31, 2022	11,883,556	$63.64
Granted	766,167	64.71
Forfeited or expired	(129,716)	65.61
Exercised[1]	(1,101,764)	57.36
Outstanding at December 31, 2023	11,418,243	64.30	4.89
Vested and expected to vest at December 31, 2023	11,183,196	64.40	4.83	$88
Exercisable at December 31, 2023	8,642,764	$65.24	4.03	$63
SCE:
Outstanding at December 31, 2022	5,797,632	$63.31
Granted	393,304	64.81
Forfeited or expired	(110,560)	66.28
Exercised[1]	(857,922)	58.07
Affiliate transfers, net	(30,179)	63.35
Outstanding at December 31, 2023	5,192,275	64.22	5.04
Vested and expected to vest at December 31, 2023	5,072,830	64.34	4.97	$41
Exercisable at December 31, 2023	3,808,466	$65.31	4.11	$28
1	Edison International and SCE recognized tax benefits of $4 million and $3 million, respectively, from stock options exercised in 2023.

At December 31, 2023, total unrecognized compensation cost related to stock options and the weighted average period the cost is expected to be recognized are as follows:

	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures (in millions)	$10	$5
Weighted average period (in years)	1.5	1.5

The following is a summary of supplemental data on stock options:

	Edison International			SCE

	Years ended December 31,
(in millions, except per award amounts)	2023	2022	2021	2023	2022	2021
Weighted average grant date fair value per option granted	$12.69	$9.92	$7.26	$12.71	$9.92	$7.30
Fair value of options vested	8	8	3	7	5	3
Value of options exercised	14	17	8	11	12	6

Performance Shares

A target number of contingent performance shares were awarded to executives in 2023, 2022 and 2021 and vest as of December 31, 2025, 2024 and 2023, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents).

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

The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards
		Weighted Average
	Shares	Fair Value
Edison International:
Nonvested at December 31, 2022	402,830	$64.22
Granted	255,883	76.00
Forfeited	(20,738)	69.32
Vested	(141,134)	57.71
Nonvested at December 31, 2023	496,841	$71.93
SCE:
Nonvested at December 31, 2022	210,073	$63.93
Granted	131,318	76.18
Forfeited	(14,758)	69.16
Vested	(76,108)	57.68
Affiliate transfers, net	(1,434)	62.85
Nonvested at December 31, 2023	249,091	$71.99

Restricted Stock Units

Restricted stock units were awarded to executives in 2023, 2022 and 2021 and vest and become payable on January 2, 2026, January 2, 2025 and January 2, 2024, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants, which vest on an accelerated basis.

The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested at December 31, 2022	698,182	$60.60	488,335	$60.13
Granted	324,469	64.84	231,446	64.92
Forfeited	(21,965)	61.73	(15,371)	61.86
Vested	(108,274)	68.16	(55,488)	67.57
Affiliate transfers, net	—	—	(3,373)	60.05
Nonvested at December 31, 2023	892,412	$61.19	645,549	$61.17

The fair value for each restricted stock unit awarded is determined as the closing price of Edison International common stock on the grant date.

Note 10. Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
	Longest	December 31,	December 31,	December 31,	December 31,
(in millions)	Maturity Dates	2023	2022	2023	2022
Municipal bonds	2067	$636	$672	$757	$754
Government and agency securities	2073	1,072	1,025	1,186	1,091
Corporate bonds	2072	361	351	401	377
Short-term investments and receivables/payables[1]	One-year	164	110	171	116
Total debt securities and other		$2,233	$2,158	2,515	2,338
Equity securities				1,658	1,610
Total[2]				$4,173	$3,948
1	Short-term investments include $38 million and $41 million of repurchase agreements payable by financial institutions which earn interest, were fully and 97% secured by U.S. Treasury securities and mature by January 2, 2024 and January 3, 2023 as of December 31, 2023 and 2022, respectively.
2	Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $380 million and $321 million as of December 31, 2023 and 2022, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.8 billion and $1.6 billion at December 31, 2023 and 2022, respectively.

The following table summarizes the gains and losses for the trust investments:

	Years ended December 31,
(in millions)	2023	2022	2021
Gross realized gains	$323	$150	$339
Gross realized losses	(73)	(127)	(24)
Net unrealized gains/(losses) for equity securities	103	(369)	103

Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other hold strategic investments in companies focused on developing electric technologies and services, included as "Other investments" on Edison International's consolidated balance sheets. As of December 31, 2023 and December 31, 2022, these investments include $12 million of equity investments without readily determinable fair values. For information on fair value and unrealized gains/(losses) of marketable securities, see Note 4 and Note 16, respectively. The equity investments without readily determinable fair values balances included cumulative upward adjustments of $9 million, resulting primarily from values determined by additional capital infusions, at both December 31, 2023 and 2022.

Note 11. Regulatory Assets and Liabilities

Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC-authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased power, demand-side management programs, wildfire related costs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.44% and 7.68% in 2023 and 2022, respectively. The CPUC authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.

Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2023	2022
Current:
Regulatory balancing and memorandum accounts	$2,502	$2,400
Power contracts	—	71
Other	22	26
Total current	2,524	2,497
Long-term:
Deferred income taxes	5,533	5,178
Unamortized investments, net of accumulated amortization	110	113
Unamortized losses on reacquired debt	99	109
Regulatory balancing and memorandum accounts	1,257	1,589
Environmental remediation	226	241
Recovery assets	1,558	834
Other	114	117
Total long-term	8,897	8,181
Total regulatory assets	$11,421	$10,678

In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs at December 31, 2023. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.

SCE's regulatory assets related to power contracts primarily represent the pre-existing fair value of derivative contracts that were designated as normal purchases and normal sales contracts after the contract execution date. The liabilities for these power contracts were fully amortized as of December 31, 2023. For further information, see Note 1.

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

SCE has long-term unamortized investments which include nuclear assets related to Palo Verde and the beyond the meter program. Nuclear assets related to Palo Verde and the beyond the meter program are expected to be recovered by 2046 and 2031, respectively, and both earned returns of 7.44% and 7.68% in 2023 and 2022, respectively.

SCE's net regulatory asset related to its unamortized losses on reacquired debt will be recovered over the original amortization period of the reacquired debt over periods ranging from 10 to 40 years or the life of the new issuance if the debt is refunded or refinanced.

SCE's regulatory assets related to environmental remediation represent a portion of the costs incurred at certain sites that SCE is allowed to recover through customer rates. See "Environmental Remediation" discussed in Note 12.

Recovery assets represent the balance associated with the Recovery Property and prudently incurred financing costs securitized with issuance of the associated bond. The recovery period is until 2047, when the bonds and interest are paid in full. For further details, see Note 3.

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2023	2022
Current:
Regulatory balancing and memorandum accounts	$704	$584
Energy derivatives	16	338
Other	43	42
Total current	763	964
Long-term:
Costs of removal	2,635	2,589
Deferred income taxes	2,211	2,250
Recoveries in excess of ARO liabilities	1,498	1,231
Regulatory balancing and memorandum accounts	1,395	1,116
Pension and other postretirement benefits	1,664	1,007
Other	17	18
Total long-term	9,420	8,211
Total regulatory liabilities	$10,183	$9,175

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

SCE's regulatory liabilities related to pension and other post-retirement plans represent the net overfunded status of the plans. This amount is expected to be amortized over the expected future service of the employees (subject to regulatory adjustment) or refunded to ratepayers at the termination or completion of the plan. See "Pension Plans and Postretirement Benefits Other than Pensions" discussion in Note 9.

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

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2023	2022
Asset (liability)
Energy procurement related costs	$397	$1,104
Public purpose and energy efficiency	(1,736)	(1,577)
GRC related balancing accounts[1]	1,361	1,034
Wildfire risk mitigation and insurance[2]	1,169	1,168
Wildfire and drought restoration[3]	417	352
COVID-19 costs	16	67
Other	36	141
Assets, net of liabilities	$1,660	$2,289
1	The GRC related balancing accounts primarily consist of the base revenue requirement balancing account ("BRRBA"), the vegetation management balancing account ("VMBA"), the Wildfire Risk Mitigation balancing account ("WRMBA") and the risk management balancing account ("RMBA").

The 2021 GRC decision approved the establishment of the VMBA to track vegetation management expenses up to 115% of amounts authorized, the WRMBA to track the costs of SCE's Wildfire Covered Conductor Program up to 110% of amounts authorized and the RMBA to track the authorized costs of wildfire insurance. If spending is less than authorized, SCE will refund those amounts to customers. If spending is within the specified threshold, if any, for each balancing account, SCE will recover those costs from customers. Amounts above the specified threshold, or above amounts authorized if a higher threshold was not established, for each balancing account may be eligible for deferral to wildfire risk mitigation and insurance accounts.

2	The wildfire risk mitigation and insurance regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account was used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs related to the post-2018 wildfires that SCE believes are probable of recovery. See Note 12 for further details. The Wildfire Mitigation Plan Memorandum Account is used to track costs incurred to implement SCE's wildfire mitigation plan that are not currently reflected in SCE's revenue requirements. The Fire Risk Mitigation Memorandum Account is used to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's GRCs that are not tracked in any other wildfire-related memorandum account. The balance also includes vegetation management spending in excess of the 115% threshold for the VMBA described above.
3	The wildfire and drought restoration regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account.

Note 12. Commitments and Contingencies

Power Purchase Agreements

SCE entered into various agreements to purchase power, electric capacity and other energy products. At December 31, 2023, the undiscounted future expected minimum payments for the SCE PPAs (primarily related to renewable energy contracts), which were approved by the CPUC and met other critical contract provisions (including completion of major milestones for construction), were as follows:

(in millions)	Total
2024	$2,862
2025	2,917
2026	2,732
2027	2,477
2028	2,261
Thereafter	17,115
Total future commitments[1]	$30,364
1	Certain power purchase agreements are treated as operating leases. For further discussion, see Note 13. Includes long-term lease contracts commencing in 2024 with total future minimum lease payments of $69 million.

Additionally, as of December 31, 2023, SCE has executed contracts that have not met the critical contract provisions that would increase contractual obligations by $40 million in 2024, $89 million in 2025, $225 million in 2026, $386 million in 2027, $386 million in 2028 and $5,752 million thereafter, if all critical contract provisions are completed.

Costs incurred for PPAs were $4.5 billion in 2023, $5.1 billion in 2022 and $4.7 billion in 2021, which include costs associated with contracts with terms of less than one year.

Other Commitments

The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Other contractual obligations	$49	$36	$38	$32	$33	$161	$349

Costs incurred for other commitments were $60 million in 2023, $58 million in 2022 and $62 million in 2021. Other commitments include fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. Also included are commitments related to maintaining reliability and expanding SCE's transmission and distribution system.

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

Southern California Wildfires and Mudslides

California has experienced unprecedented weather conditions in recent years due to climate change and wildfires in SCE's territory, including those where SCE's equipment has been alleged to be associated with the fire's ignition, have caused loss of life and substantial damage in recent years. SCE's service territory remains susceptible to additional wildfire activity.

Numerous claims related to wildfire events have been initiated against SCE and Edison International. Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events (defined below), which are described below. In addition, SCE's equipment has been, and may further be, alleged to be associated with other wildfires that have originated in Southern California.

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

As described below, multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by debris flows and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides," and collectively with the Thomas Fire and the Koenigstein Fire, “TKM”) based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and further alleging that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 confirmed fatalities, with two additional fatalities presumed but not officially confirmed.

The Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire are each referred to as a "2017/2018 Wildfire/Mudslide Event," and, collectively, referred to as the "2017/2018 Wildfire/Mudslide Events."

Management’s fourth quarter 2023 review of its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events included a review of information obtained from settling claims in the 2017/2018 Wildfire/Mudslide Events litigations through the filing of this Annual Report. As a result of management's fourth quarter 2023 review, a $65 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of December 31, 2023 was recorded. A majority of the increase was driven by a single settlement outcome that was higher than expected. SCE recorded expected recoveries through FERC electric rates of $4 million against the charge. The resulting net charge to earnings was $61 million ($44 million after-tax).

As of December 31, 2023, SCE had paid $8.7 billion under executed settlements, had $78 million to be paid under executed settlements, including $62 million to be paid under the SED Agreement (as defined below), and had $637 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $37 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

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

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed as the claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation processes, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

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

At this time, based on available information, SCE has not been able to determine whether the Thomas Fire or the Koenigstein Fire, or both, were responsible for the damages in the Montecito area. In the event that SCE is determined to have caused the fire that spread to the Montecito area, SCE cannot predict whether, if fully litigated, the courts would conclude that the Montecito Mudslides were caused by or contributed to the Thomas and/or Koenigstein Fires or that SCE would be liable for some or all of the damages caused by the Montecito Mudslides.

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

Litigation

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of February 15, 2024, in addition to the outstanding claims of approximately 1,500 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including Cal OES and Cal Fire, outstanding. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.

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

Settlements

In 2019, SCE paid $360 million to a number of local public entities to resolve those parties' collective claims arising from the 2017/2018 Wildfire/Mudslide Events (the "Local Public Entity Settlements").

In 2020, Edison International and SCE entered into an agreement (the "TKM Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the Thomas Fire, Koenigstein Fire and Montecito Mudslides litigation (the "TKM Subrogation Plaintiffs") collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides have been resolved. Under the TKM Subrogation Settlement, SCE paid the TKM Subrogation Plaintiffs an aggregate of $1.2 billion in October 2020 and also agreed to pay $0.555 for each dollar in claims to be paid by the TKM Subrogation Plaintiffs to their policy holders on or before July 15, 2023, up to an agreed upon cap.

In 2021, Edison International and SCE entered into an agreement (the "Woolsey Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the Woolsey Fire litigation (the "Woolsey Subrogation Plaintiffs") collective claims arising from the Woolsey Fire have been resolved. Under the Woolsey Subrogation Settlement, SCE paid the Woolsey Subrogation Plaintiffs an aggregate of $2.2 billion in March and April 2021. SCE has also agreed to pay $0.67 for each dollar in claims to be paid by the Woolsey Subrogation Plaintiffs to their policy holders on or before July 15, 2023, up to an agreed upon cap.

As of February 15, 2024, SCE has also entered into settlements with approximately 12,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2023, 2022 and 2021, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $876 million, $1.7 billion and $1.7 billion, respectively, to those individual plaintiffs. In the first, second, third and fourth quarters of 2023, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $148 million, $278 million, $316 million and $134 million, respectively, to those individual plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

Management's 2023 reviews of its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events included a review of information obtained from settling claims in the 2017/2018 Wildfire/Mudslide Events litigations, including higher than expected costs to settle claims. Management’s review also included a review of information obtained regarding the nature of claims remaining in the 2017/2018 Wildfire/Mudslide Events litigations. As a result of management's reviews during 2023, SCE recorded a $630 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events during the year.

At December 31, 2023 and December 31, 2022, Edison International's and SCE's consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses of $715 million and $1.1 billion, respectively, for claims related to the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2022:

(in millions)
Balance at December 31, 2022[1]	$1,119
Increase in accrued estimated losses	630
Amounts paid	(1,034)
Balance at December 31, 2023[2]	$715
1	At December 31, 2022, $121 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $65 million of settlements executed and $56 million of short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2022, the $1,687 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $934 million, $64 million of long term payables under the SED Agreement and other wildfire-related claims estimates of $689 million.
2	At December 31, 2023, $30 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $16 million of settlements executed and $14 million of short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2023, the $1,368 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $637 million, $48 million of long term payables under the SED Agreement and estimated losses related to other wildfires of $683 million.

For the years-ended December 31, 2023 and 2022, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from insurance and FERC customers, related to the 2017/2018 Wildfire/Mudslide Events claims as follows:

	Years ended December 31,
(in millions)	2023	2022
Charge for wildfire-related claims	$630	$1,296
Expected revenue from FERC customers	(37)	(76)
Total pre-tax charge	593	1,220
Income tax benefit	(165)	(341)
Total after-tax charge	$428	$879

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

In total, through December 31, 2023, SCE has accrued estimated losses of $9.4 billion, has paid or is obligated to pay approximately $8.8 billion in settlements, including $62 million to be paid under the SED Agreement, and has recovered $2.0 billion from its insurance carriers in relation to the claims related to the 2017/2018 Wildfire/Mudslide Events.

Recovery of SCE's losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire claims related costs is San Diego Gas & Electric's ("SDG&E") requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire claims related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire claims related costs based on a determination that SDG&E did not meet the CPUC's prudency standard. As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable.

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

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $413 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of December 31, 2023, collections have reduced the regulatory assets remaining in the FERC balancing account to $37 million. SCE will continue to evaluate the probability of recovery of FERC-jurisdictional wildfire and mudslide related costs based on available evidence, including any FERC decisions to allow or disallow recovery of FERC-jurisdictional wildfire related costs based on a state regulator's decision on whether to permit recovery of related costs.

As of December 31, 2023, SCE has $172 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in cost recovery proceedings. In its TKM Application, SCE is seeking capital recovery of approximately $65 million in restoration costs related to the Thomas and Koenigstein Fires. SCE expects to seek to recover the costs incurred for reconstructing its system and restoring service to structures that were damaged or destroyed by the Woolsey Fire in the future.

Other 2017/2018 Wildfires

In addition to the Thomas, Koenigstein and Woolsey Fires, there were several other wildfires ignited in 2017 and 2018 that impacted portions of SCE's service territory (the wildfires that originated in Southern California in 2017 or 2018, other than the Thomas, Koenigstein and Woolsey Fires, where SCE's equipment has been and may be further alleged to be associated with the fire's ignition are referred to collectively as the "Other 2017/2018 Wildfires"). Numerous claims related to the Other 2017/2018 Wildfires have been initiated against SCE. The SED is also conducting investigations with respect to some Other 2017/2018 Wildfires. As of December 31, 2023, Edison International and SCE had not accrued material charges for the Other 2017/2018 Wildfires.

2017 Creek Fire

The Creek Fire originated near Sylmar in Los Angeles County in December 2017 and burned approximately 16,000 acres, destroyed an estimated 123 structures, damaged an estimated 81 structures, and resulted in 3 civilian injuries. While the United States Forest Service’s ("USFS") report of investigation concludes that the Los Angeles Department of Water and Power long-span transmission lines slapping together in high winds resulted in arcing and ignition of the fire, the USFS filed a claim against SCE to recover over $40 million for fire-suppression costs incurred by the USFS and environmental damage to U.S. lands. Individual and subrogation plaintiffs have also filed complaints against SCE related to the Creek Fire. An individual plaintiff bellwether jury trial in the Creek Fire litigation is currently set for September 2024 and a trial in the USFS litigation is currently set for July 2025. Based on pending litigation, it is reasonably possible that SCE will incur a material loss in connection with the Creek Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not determined that losses in connection with the Creek Fire are probable and consequently has not accrued a charge for potential losses relating to the Creek Fire. SCE's wildfire insurance for the period in which the Creek Fire was ignited has been almost fully exhausted as a result of the TKM litigation.

Post-2018 Wildfires

Several wildfires have significantly impacted portions of SCE's service territory after 2018 (the wildfires that originated in Southern California after 2018 where SCE's equipment has been or may be further alleged to be associated with the fire's ignition are referred to collectively as the "Post-2018 Wildfires"). Numerous claims related to the Post-2018 Wildfires have been initiated against SCE and Edison International. The SED is also conducting investigations with respect to several Post-2018 Wildfires.

In 2023, SCE accrued estimated losses of $184 million for claims related to the Post-2018 Wildfires, against which SCE has recorded expected recoveries from insurance of $149 million and expected recoveries through electric rates of $2 million. The resulting net charge to earnings was $33 million ($24 million after-tax).

Through December 31, 2023, SCE has recorded total estimated losses of $880 million, and expected recoveries from insurance and third parties of $622 million and expected recoveries through electric rates of $168 million related to the Post-2018 Wildfires claims. The after-tax net charges to earnings recorded through December 31, 2023 have been $65 million.

As of December 31, 2023, SCE had paid $204 million under executed settlements related to the Post-2018 Wildfires, and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Post-2018 Wildfires was $676 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $512 million and through electric rates of $154 million on its consolidated balance sheets related to the Post-2018 Wildfires.

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

2019 Saddle Ridge Fire

The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight fire fighters. In August 2023, SCE received a signed report of investigation from the Los Angeles Fire Department ("LAFD"), in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE's transmission lines were found in the specific origin area of the Saddle Ridge Fire. A jury trial in the Saddle Ridge Fire litigation is currently set for May 2024. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not determined that losses in connection with the Saddle Ridge Fire are probable and consequently has not accrued a charge for potential losses relating to the Saddle Ridge Fire.

2020 Bobcat Fire

The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The USFS has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, one commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to six firefighters. In addition, fire authorities have estimated suppression costs at approximately $80 million. An investigation into the cause of the Bobcat Fire was led by the USFS. In May 2023, SCE received a report of investigation from the USFS, in which the USFS finds that the Bobcat Fire was caused when an SCE electrical wire made contact with a tree limb. The SED has concluded its investigation of the Bobcat Fire and found no violations of its rules and regulations by SCE related to the Bobcat Fire. A jury trial in the Bobcat Fire litigation is currently set for April 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Bobcat Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Bobcat Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Coastal Fire

The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire is being led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. An inverse condemnation liability bench trial in the Coastal Fire litigation has been set for April 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Coastal Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Coastal Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Fairview Fire

The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (relay) approximately 8 minutes prior to the reported start time of the fire. In November 2023, SCE received a report of investigation conducted by CAL FIRE, in which CAL FIRE finds that the Fairview Fire was caused when a sagging SCE electrical conductor came in contact with a communication line, causing sparks to fall and ignite surrounding vegetation. A trial for bellwether plaintiffs in the Fairview Fire litigation has been set for September 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Fairview Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Fairview Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At December 31, 2023 and December 31, 2022, Edison International's and SCE's consolidated balance sheets included accrued estimated losses (established at the low end of the estimated range of reasonably possible losses) of $676 million and $682 million, respectively, for claims related to the Post-2018 Wildfires.

The following table presents changes in estimated losses since December 31, 2022:

(in millions)
Balance at December 31, 2022	$682
Increase in accrued estimated losses	184
Amounts paid	(190)
Balance at December 31, 2023	$676

For the years-ended December 31, 2023 and 2022, Edison International's and SCE's consolidated statements of income included charges for the estimated losses (established at the low end of the estimated range of reasonably possible losses), net of expected recoveries from insurance and customers, related to the Post-2018 Wildfires as follows, respectively:

	Years ended December 31,
(in millions)	2023	2022
Edison International:
Charge for wildfire-related claims[1]	$184	$572
Expected insurance recoveries[2]	(147)	(390)
Expected revenue from CPUC and FERC customers	(2)	(162)
Total pre-tax charge	35	20
Income tax benefit	(10)	(6)
Total after-tax charge	$25	$14

	Years ended December 31,
(in millions)	2023	2022
SCE:
Charge for wildfire-related claims[1]	$184	$572
Expected insurance recoveries	(149)	(399)
Expected revenue from CPUC and FERC customers	(2)	(162)
Total pre-tax charge	33	11
Income tax benefit	(9)	(3)
Total after-tax charge	$24	$8
1	Includes estimated co-insurance payments recorded as operations and maintenance expense.
2	In the third quarter of 2023 and 2022, Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International, incurred $3 million and $9 million insurance expenses, respectively. These amounts were included in the insurance recovery of SCE but were excluded from that of Edison International.

Recovery of SCE's losses realized in connection with the Post-2018 Wildfires in excess of available insurance is subject to approval by regulators. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on the probability of future recovery. As discussed above, there is evidence of a California investor-owned utility seeking recovery for uninsured wildfire-related costs and FERC allowing recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that the utility did not meet the CPUC's prudency standard. This evidence was prior to the adoption of AB 1054 on July 12, 2019, after which date AB 1054 clarified that the CPUC must find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. Each of the Post-2018 Wildfires was ignited after July 12, 2019, and SCE has held a valid safety certificate since July 15, 2019. While a California investor-owned utility has not yet sought recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and investor-owned utilities holding a safety certificate at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility's conduct is raised. As such, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Post-2018 Wildfires that it has deferred as regulatory assets are probable of recovery through electric rates. As of December 31, 2023, SCE has recorded total expected recoveries related to the Post-2018 Wildfires of $152 million within the WEMA and risk management balancing account and $16 million within the FERC balancing account. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.

Wildfire Insurance Coverage

In May 2023, the CPUC allowed SCE to establish an expanded self-insurance program for wildfire-related costs that will be funded through CPUC-jurisdictional rates, with $150 million collected for the second half of 2023 and, in the absence of wildfire-related claims, $300 million collected for 2024. If losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2024, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum annual contribution of $12.5 million per policy year. If adopted in the 2025 GRC, this self-insurance framework would continue through at least 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. SCE's self-insurance program meets its obligation to maintain reasonable insurance coverage under AB 1054 for the July 1, 2023 through June 30, 2024 period.

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

SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2021 through June 30, 2022, subject to up to $100 million of self-insured retention and co-insurance per fire, as well as additional co-insurance of up to $63 million for the policy year, which resulted in net coverage of approximately $837 million provided by Third-Party Commercial Insurers and $28 million provided by EIS for part of the policy year.

SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period was approximately $450 million, of which $357 million was paid to Third-Party Commercial Insurers. The difference between the Third-Party Commercial Insurer cost and total cost for the July 1, 2022 through June 30, 2023 policy period was paid in premiums to EIS. Wildfire insurance premiums paid for the July 1, 2022 through June 30, 2023 policy period are being recovered through customer rates. See Note 18 for further information.

Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable.

Environmental Remediation

SCE records its environmental remediation liabilities when site assessments and/or remedial actions are probable and a range of reasonably likely cleanup costs can be estimated. SCE reviews its sites and measures the liability quarterly, by assessing a range of reasonably likely costs for each identified site using currently available information, including existing technology, presently enacted laws and regulations, experience gained at similar sites, and the probable level of involvement and financial condition of other potentially responsible parties. These estimates include costs for site investigations, remediation, operation and maintenance, monitoring and site closure. Unless there is a single probable amount, SCE records the low end of this reasonably likely range of costs (reflected in "Other long-term liabilities") at undiscounted amounts as timing of cash flows is uncertain.

At December 31, 2023, SCE's recorded estimated minimum liability to remediate its 24 identified material sites (sites with a liability balance as of December 31, 2023, in which the upper end of the range of the costs is at least $1 million) was $244 million, including $159 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance on December 31, 2023 for which the total minimum recorded liability was $3 million. Of the $247 million total environmental remediation liability for SCE, $226 million has been recorded as a regulatory asset. SCE expects to recover $34 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism), and $192 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $125 million and $4 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next 5 years are expected to range from $12 million to $26 million. Costs incurred for years ended December 31, 2023, 2022 and 2021 were $11 million, $7 million and $9 million, respectively, and were included in the "Operation and maintenance" expense on the consolidated statements of income.

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

Nuclear Insurance

Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $560 million for San Onofre and $16.2 billion for Palo Verde. As of January 1, 2023, SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($450 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States, which is participating in the loss sharing program, results in claims and/or costs which exceed the primary insurance at that plant site, all participating nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.

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

Note 13.Leases

Leases as Lessee

SCE enters into various agreements to purchase power, electric capacity and other energy products that may be accounted for as leases when SCE has dispatch rights that determine when and how a plant runs. SCE also leases property and equipment primarily related to vehicles, office space and other equipment. The terms of the lease contracts included in the table below are primarily 15 to 20 years for PPA leases, 3 to 72 years for office leases, and 5 to 13 years for the remaining other operating leases. Finance leases are immaterial to the periods presented.

The following table summarizes SCE's future lease payments for operating leases as of December 31, 2023:

	PPA Operating	Other Operating
(in millions)	Leases[1]	Leases[2]
2024	$111	$55
2025	99	50
2026	89	46
2027	84	41
2028	84	36
Thereafter	782	111
Total lease payments	1,249	339
Amount representing interest	302	72
Lease liabilities	$947	$267
1	Excludes expected purchases from most renewable energy contracts, which do not meet the definition of a lease payment since renewable power generation is contingent on external factors.
2	Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.

The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for operating leases. The following table summarizes the components of SCE's lease expense:

	Years ended December 31,
(in millions)	2023	2022	2021
PPA leases:
Operating lease cost	$503	$580	$305
Variable lease cost[1]	2,277	2,661	2,098
Short term lease cost	—	—	539
Total PPA lease cost	2,780	3,241	2,942
Other operating leases cost	56	52	47
Total lease cost	$2,836	$3,293	$2,989
1	Includes lease costs from renewable energy contracts where payments are based on contingent external factors such as wind, hydro and solar power generation.

Other information related to leases was as follows:

	Years ended December 31,
(in millions, except lease term and discount rate)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from:
PPA operating leases	$503	$580	$305
Other operating leases	55	50	45

ROU assets obtained in exchange for lease obligations:
PPA operating leases	$226	$20	$1,084
Other operating leases	69	76	71

Weighted average remaining lease term (in years):
PPA operating leases	13.37	9.42	8.16
Other operating leases	9.56	10.38	11.14

Weighted average discount rate:
PPA operating leases	4.30%	2.95%	2.43%
Other operating leases	4.22%	3.78%	3.34%

Leases as Lessor

SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 15 to 65 years. During the years ended December 31, 2023, 2022 and 2021, SCE recognized lease income of $17 million, $18 million and $16 million, respectively, which is included in operating revenue on the consolidated statements of income. At December 31, 2023, the undiscounted cash flow expected to be received from lease payments for the remaining years is as follows:

(in millions)
2024	$13
2025	12
2026	8
2027	8
2028	7
Thereafter	124
Total	$172

Note 14. Equity

Common Stock Issuances

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the year ended December 31, 2023, 1,151,964 shares of common stock were issued as stock compensation awards for net cash receipts of $58 million, 259,109 shares of new common stock were issued in lieu of distributing $18 million to shareholders opting to receive dividend payments in the form of additional common stock, 144,200 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $10 million, 105,218 shares of common stock were issued to employees through voluntary cash purchases for net cash receipts of $7 million and 55,923 shares of common stock were issued to employees through the ESPP for net cash receipts of $4 million.

During the year ended December 31, 2022, 1,253,049 shares of common stock were issued as stock compensation awards for net cash receipts of $57 million, 273,642 shares of new common stock were issued in lieu of distributing $18 million to shareholders opting to receive dividend payments in the form of additional common stock, 157,000 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $10 million as dividend payments, 109,750 shares of common stock were issued to employees through voluntary cash purchases for net cash receipts of $7 million and 36,912 shares of common stock were issued to employees through the ESPP for net cash receipts of $2 million.

As of December 31, 2023, Edison International had not issued any shares through its "at-the-market" ("ATM") program established in August 2022. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $500 million. Edison International has no obligation to sell the remaining shares available under the ATM program.

Preferred Stock

As of December 31, 2023, Edison International has 1,159,317 shares of 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") and 532,454 shares of 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") outstanding, each with a liquidation value of $1,000 per share. The dividends are payable on a semi-annual basis and will be reset every five years beginning on March 15, 2026 and March 15, 2027, for Series A Preferred Stock and Series B Preferred Stock, respectively, to equal the then-current five-year U.S. Treasury rate plus a spread.

In November 2023, Edison International, through a tender offer, repurchased 61,497 shares of its Series A Preferred Stock and 84,223 shares of its Series B Preferred Stock for an average price of $925 and $904 per share, respectively, including accrued and unpaid dividends. The aggregate amount paid was $57 million for Series A Preferred Stock and $76 million for Series B Preferred Stock. In December 2023, Edison International repurchased 29,186 shares of its Series A Preferred Stock and 133,323 shares of its Series B Preferred Stock on the open market for an average price of $971 and $955 per share, respectively, including accrued and unpaid dividends. The aggregate amount paid was $28 million for Series A Preferred Stock and $127 million for Series B Preferred Stock. Edison International recognized a total net gain of $16 million from the tender offer and open market repurchases, reflected in "Preferred stock dividend requirements of Edison International" on the consolidated statements of income.

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

Preferred and Preference Stock of Utility

SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. There were no preferred shares issued or outstanding in the years ended December 31, 2023 and 2022.

Shares of SCE's preference stock rank senior to SCE's common stock with respect to dividend rights and distribution rights upon liquidation. Shares of SCE's preference stock are not convertible into shares of any other class or series of SCE's capital stock or any other security. SCE's outstanding preference shares are not subject to mandatory redemption and there is no sinking fund requirement for redemptions or repurchases of preference shares. There are no dividends in arrears for the preference shares.

The following table summarizes preference stocks (dividends declared per share are for 2023):

		Redemption	Dividends
	Shares	Price	Declared	December 31,
(in millions, except shares and per share amounts)	Outstanding	per Share	per Share	2023	2022
No par value:
3-month LIBOR+4.199% Series E (cumulative)	350,000	$1,000.00	$96.823	$350	$350
5.10% Series G (cumulative)	88,004	2,500.00	127.500	220	220
5.75% Series H (cumulative)	110,004	2,500.00	143.750	275	275
5.375% Series J (cumulative)	130,004	2,500.00	134.375	325	325
5.45% Series K (cumulative)	120,004	2,500.00	136.250	300	300
5.00% Series L (cumulative)	190,004	2,500.00	125.000	475	475
7.50% Series M (cumulative)	220,004	2,500.00	—	550	—
SCE's preference stock				2,495	1,945
Less: issuance costs				(52)	(44)
Edison International's preference stock of utility				$2,443	$1,901

Shares of Series E, G and L preference stock issued in 2012, 2013 and 2017, respectively, may be redeemed at par, in whole or in part. Series E dividends are payable at a floating rate from and including February 1, 2022. Shares of Series H, J, K, and M preference stock, issued in 2014, 2015, 2016, and 2023, respectively, may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2024, September 15, 2025, March 15, 2026, and November 22, 2028, respectively, if certain changes in tax or investment company law or interpretation (or applicable rating agency equity credit criteria for Series L and M only) occur and certain other conditions are satisfied. On or after March 15, 2024, September 15, 2025, March 15, 2026, and November 22, 2028, SCE may redeem the Series H, J, K, and M shares, respectively, at par, in whole or in part. For shares of Series H, J and K preference stock, distributions will accrue and be payable at a floating rate from and including March 15, 2024, September 15, 2025 and March 15, 2026, respectively. Shares of Series G, H, J, K, L, and M preference stock were issued to SCE Trust II, SCE Trust III, SCE Trust IV, SCE Trust V, SCE Trust VI, and SCE Trust VII, respectively, special purpose entities formed to issue trust securities as discussed in Note 3. The proceeds from the issuance of the Series M preference shares in 2023 were used to repay commercial paper borrowings and/or for general corporate purposes. No preference stocks were redeemed in the years ended December 31, 2023 and 2022.

Note 15.Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE

	Years ended December 31,
(in millions)	2023	2022	2023	2022
Beginning balance	$(11)	$(54)	$(8)	$(32)
Pension and PBOP:
Other comprehensive (loss) income before reclassifications	(2)	35	(5)	17
Reclassified from accumulated other comprehensive loss[1]	1	8	1	7
Foreign currency translation adjustments	3	—	—	—
Change	2	43	(4)	24
Ending Balance	$(9)	$(11)	$(12)	$(8)

1     These items are included in the computation of net periodic pension and PBOP expenses, including amortization of net loss and settlement costs. See Note 9 for additional information.

Note 16.Other Income, Net

Other income net of expenses is as follows:

	Years ended December 31,
(in millions)	2023	2022	2021
SCE other income (expense):
Equity allowance for funds used during construction	$157	$137	$118
Increase in cash surrender value of life insurance policies and life insurance benefits	37	42	40
Interest income	261	80	3
Net periodic benefit income – non-service components	100	136	123
Civic, political and related activities and donations	(42)	(42)	(39)
Other	(16)	(16)	(12)
Total SCE other income, net	497	337	233
Other income (expense) of Edison International Parent and Other:
Net (losses) gains on equity securities	(3)	1	3
Interest income and other	6	10	1
Total Edison International other income, net	$500	$348	$237

Note 17.Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International			SCE

	Years ended December 31,
(in millions)	2023	2022	2021	2023	2022	2021
Cash payments (receipts):
Interest, net of amounts capitalized	$1,401	$1,001	$887	$1,155	$864	$760
Income taxes, net	—	(49)	(88)	—	(49)	(88)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	299	282	266	360	350	325
Preference stock of SCE	9	8	11	9	8	11
Details of debt exchange:
Pollution-control bonds redeemed (2.625%)	(135)	—	—	(135)	—	—
Pollution-control bonds remarketed (4.50%)	135	—	—	135	—	—

SCE's accrued capital expenditures at December 31, 2023, 2022 and 2021 were $680 million, $652 million and $668 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flow in the period paid.

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

For the year ended December 31, 2023, SCE did not purchase wildfire liability insurance from EIS, except for a policy ending on June 30, 2023, which was purchased in the previous year. For the years ended December 31, 2022 and 2021, SCE purchased wildfire liability insurance for premiums of $273 million and $185 million, respectively, from EIS. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $93 million for the 12 months ending June 30, 2023 under which EIS provided insurance protection to SCE. SCE recorded the premium as insurance expense and recorded an equal amount of revenue due to customer funding through regulatory cost recovery mechanisms, therefore there was no earnings impact on SCE's consolidated statements of income. EIS recorded the premium as insurance revenue. On the Edison International consolidated statements of income, the EIS insurance revenue is eliminated with SCE's insurance expense, therefore the SCE customer revenues increased the earnings of Edison International. The amount of insurance expense and corresponding revenue was $44 million for the year ended December 31, 2023.

The related-party transactions included in SCE's consolidated balance sheets for wildfire-related insurance purchased from EIS and related expected insurance recoveries were as follows:

	December 31,
(in millions)	2023	2022
Prepaid insurance[1]	$—	$106
Long-term insurance receivable due from affiliate	355	334
1	Reflected in "Prepaid expenses" on SCE's consolidated balance sheets.

The expense for wildfire-related insurance premiums paid to EIS were $132 million, $213 million, and $192 million for the years ended December 31, 2023, 2022, and 2021, respectively.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2023, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for

Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2023. Edison International's internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this filing, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

Jointly Owned Utility Plant

Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.

BUSINESS

CORPORATE STRUCTURE, INDUSTRY AND OTHER INFORMATION

Edison International was incorporated in 1987 as the parent holding company of SCE, a California public utility incorporated in 1909. Edison International also owns Edison Energy, a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers.

The principal executive office of Edison International is located at 2244 Walnut Grove Avenue, P.O. Box 976, Rosemead, California 91770, and Edison International's telephone numbers is (626) 302-2222. The principal executive office of SCE is located at 2244 Walnut Grove Avenue, P.O. Box 800, Rosemead, California 91770, and SCEs telephone numbers is (626) 302-1212.

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

Subsidiaries of Edison International

SCE – Public Utility

SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. As of December 31, 2023, SCE's total number of customers by class were as follows:

(in thousands)	2023	2022	2021
Residential	4,576	4,541	4,499
Commercial	610	609	605
Industrial	5	6	7
Public authorities	69	69	70
Agricultural and other	19	19	20
Total	5,279	5,244	5,201

In 2023, SCE's total operating revenue of $16.3 billion was derived as follows: 42.8% commercial customers, 37.4% residential customers, 4.1% public authorities, 2.7% industrial customers, 4.3% agricultural and other, and 8.7% other operating revenue.

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

Edison Energy – Energy Service Provider

Edison Energy is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Edison Energy aims to provide energy solutions that address cost, carbon and complex choices for its customers.

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

Human Capital

At December 31, 2023, Edison International had an aggregate of 14,375 employees (excluding interns and employees on leaves of absence), of which 14,316 were full-time employees of SCE or its subsidiaries. In addition to employees, SCE's workforce includes a significant number of contract workers who support SCE's operations. Among these contract workers are Safety Tier 1 Contractors. SCE estimates, based on contractors' self-reported hours worked and a 2,080-hour work year, that there were approximately 9,000 full-time equivalent Safety Tier 1 Contractors supporting SCE operations during 2023. All Safety Tier 1 Contractors engaged in decommissioning activities at San Onofre are managed by the DGC. In addition to Safety Tier 1 Contractors, SCE also uses other contract workers to support its transmission and distribution, vegetation management, information technology and customer service activities.

Approximately 4,200 of SCE's employees are represented by the International Brotherhood of Electrical Workers ("IBEW"). In February 2023, the IBEW membership ratified new collective bargaining agreements for the period January 1, 2023 through December 31, 2025. SCE continues to negotiate agreements with additional employee groups who subsequently certified IBEW as their bargaining representative. In addition, a substantial number of SCE's contract workers are also unionized.

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

Edison International makes efforts to eliminate fatalities and serious injuries and reduce all injuries. For instance, all full-time employees are provided with regular safety-related training, particularly for those who work in proximity to high-voltage electrical equipment and other high-risk activities. To further strengthen safety culture and performance, SCE implemented a targeted safety plan in 2023 for certain high hazard organizations resulting in improvements in leader field engagement and key safety leading indicators. SCE's localized leadership development efforts, which have been expanded to all transmission and distribution districts and grids, aim to drive consistent safety behaviors and safe work practices from job planning to execution. These initiatives aim to further equip leaders with additional skills and tools to improve safety ownership and risk identification and mitigation.

In 2023, SCE also increased oversight of its contracted workforce through hiring of safety advisors and utilization of third-party observers. SCE implemented contractor initiatives to provide additional education on safe work practices, enhance risk awareness and better streamline understanding of SCE expectations.

Edison International uses employee safety culture assessments to measure its progress relative to improving its safety culture. Edison International also uses various measures to assess safety performance, including, without limitation, fatalities and serious injury rates for employees and contract workers. The following represents data for 2023:

v
Employee work-related fatalities	1
Employee EEI Serious Injuries[1]	11
Employee EEI SIF Rate[1,2]	0.088
Employee DART Rate[1,3]	1.45
Contractor work-related fatalities[4]	0
Safety Tier 1 Contractor EEI Serious Injuries[4]	10
Safety Tier 1 Contractor EEI SIF Rate[2,4]	0.11
Safety Tier 1 Contractor DART Rate[3,4]	0.42
[1]	Excludes employees of Edison Energy’s subsidiary Alfa Energy Ltd. Alfa Energy Ltd.’s workforce is based in the United Kingdom.
[2]

EEI SIF Rate is calculated by multiplying the total number of 2023 EEI SIF incidents (classified by SCE on or before January 12, 2024) by 200,000 and then dividing by the total number of reported hours worked.

[3]

DART Rate is calculated by multiplying the number of 2023 DARTs (reported to SCE on or before January 10, 2024 for Safety Tier 1 Contractors and classified as a DART by SCE on or before January 12, 2024 for employees) by 200,000 and then dividing by the total number of reported hours worked. The 2023 DART Rates will change based on information received by SCE after January 10, 2024, for Safety Tier 1 Contractors and after January 12, 2024 for employees.

[4]	Represents SCE contractor safety data and data provided by the DGC for contractors that undertake a significant scope of decommissioning activities at San Onofre.

Diversity, Equity and Inclusion

Edison International as part of its business strategy is committed to developing a team that reflects the broad diversity of the customers and communities it serves. At Edison International, on average, employees in the same role receive equal pay for equal work. Similar to broader society, when looking at gender or race/ethnicity-specific groups across Edison International without regard to role, female employees and Black and Hispanic employees do not receive comparable pay to male and White employees, respectively, due to lower representation of female, Black and Hispanic employees in higher paying jobs. Edison International is committed to working towards increasing diversity in its higher paying jobs to be representative of the communities it serves.

The table below provides Edison International's employee diversity data1 as of December 31, 2023:

	Employees[2]	Leaders[3]	Executives[4]
Females	32%	27%	39%
Racially/ethnically diverse [5]	64%	54%	33%
Racially/ethnically or gender diverse [5]	72%	64%	60%
[1]	Calculated using the guidelines SCE uses to calculate the diversity data it reports to the United States Equal Employment Opportunity Commission.
[2]	Excludes interns and employees on a leave of absence.
[3]	"Leaders" represents all non-executive manager and supervisor level employees.
[4]	"Executives" represents all officers and all director level employees.
[5]	Excludes employees of Edison Energy's subsidiary Alfa Energy Ltd. Alfa Energy Ltd.’s workforce is based in the United Kingdom and does not track race/ethnicity data.

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

Workforce Continuity

Edison International is committed to identifying and developing the talents of its workforce and takes a variety of steps to increase employee engagement and provide employees opportunities for growth. Employees are offered training opportunities, including an onboarding program, technical training, required ethics and compliance training and optional trainings to support career development. SCE estimates that over 95% of active SCE employees completed all assigned training required to be completed in 2023 as part of SCE's enterprise-wide training program. Employees may also be required to take additional trainings based on their job function.

Employees receive competitive compensation packages which include a wide selection of health plans, a 401(k) savings plan with a company match, wellness programs and initiatives, tuition reimbursement, competitive vacation/holiday program, professional development, volunteer programs, employee assistance program, and a philanthropy and matching contribution program.

Edison International uses various measures to assess employee engagement and satisfaction, including, without limitation, conducting regular employee engagement surveys and monitoring turnover. Edison International Parent and SCE's combined Turnover Rate was 5.4% and 7.8% in 2023 and 2022, respectively.

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

Insurance

Edison International maintains a property and casualty insurance program for itself and its subsidiaries and excess liability insurance covering liabilities to third parties for bodily injury or property damage resulting from operations. These policies are subject to specific retentions, sub-limits and deductibles, which are comparable to those carried by other utility companies of similar size. Catastrophic events, such as hurricanes and storms, that have not impacted Edison International or its subsidiaries directly have had an impact, and can have future impacts, on insurance markets overall.

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

SCE

Regulation

CPUC

The CPUC has the authority to regulate, among other things, retail rates, utility distribution-level equipment and assets, energy purchases on behalf of retail customers, SCE capital structure, rate of return, issuance of securities, disposition of utility assets and facilities, oversight of nuclear decommissioning funding and costs, and aspects of the transmission system planning, site identification and construction, including safety and environmental mitigation. The CPUC can assess penalties on any public utility that violates or fails to comply with its rules and requirements, of up to $100,000, for each offense, which could be assessed daily for a continuing violation. The CPUC's enforcement policy authorizes the staff of the CPUC to draft proposed Administrative Consent Orders and Administrative Enforcement Orders, both of which can include fines and serve as alternatives to issuance of a citation or formal investigation proceeding, for CPUC consideration and approval.

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

NERC

The FERC assigned administrative responsibility to the NERC to establish and enforce reliability standards and critical infrastructure protection standards, which protect the bulk power system against potential disruptions from cyber and physical security breaches. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets, including supervisory control and data acquisition systems for the electric grid. The reliability standards define the requirements for planning and operating the bulk power system. Compliance with these standards is mandatory. As of the date of this filing, the maximum penalty that may be levied for violating a NERC reliability or critical infrastructure protection standard is approximately $1.5 million per violation, per day.

SCE has formal cybersecurity and physical security programs that cover SCE's information technology and operational technology systems, including customer data. Program staff is engaged with industry groups as well as public-private initiatives to reduce risk and to strengthen the security and reliability of SCE's systems and infrastructure.

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

NRC

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

Compliance with Government Regulations

SCE incurs significant costs to comply with government regulations. These costs, which include operation and maintenance expenses and capital expenses, include without limitation: costs incurred to maintain wildfire insurance coverage required under AB 1054; comply with environmental regulations, including licensing requirements, regulations governing California's renewable energy standards and regulations governing the decommissioning of San Onofre; land use and construction regulations; privacy and cybersecurity regulations; and Occupational Safety and Health Administration regulations. SCE also incurs operation and maintenance expenses and capital expenses to comply with requirements set forth in various regulatory decisions, including, costs incurred to implement its approved capital projects and safety programs such as its WMPs.

Most costs incurred by SCE to comply with government regulations are authorized in its CPUC and FERC general rate cases and, are therefore, recovered through electric rates. To the extent SCE incurs costs to comply with government regulations above those that are authorized, or prior to obtaining authorization, for recovery through rates (for instance certain costs incurred in line with SCE's obligations under its WMPs and tracked in wildfire mitigation-related memorandum accounts), SCE will seek recovery of such costs through electric rates to the extent they are eligible for recovery. There is no assurance that SCE will be allowed to fully recover these costs. For further information on wildfire mitigation and wildfire insurance costs, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings."

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

SCE's 2021 GRC authorized revenue requirements for 2021, 2022, 2023 and 2024 of $6.9 billion, $7.3 billion, $7.7 billion and $8.4 billion, with the approved revenue requirement for 2024 being subject to adjustments for SCE's 2024 cost of capital and expanded customer-funded self-insurance for wildfire-related claims. In May 2023, SCE filed its 2025 GRC application for the four-year period of 2025 – 2028. For further discussion of the 2025 GRC, see "Management Overview – 2025 GRC" in the MD&A.

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

The CPUC regulates SCE's cost of capital, including its capital structure and authorized rates of return. SCE's currently authorized capital structure is 43% long-term debt, 5% preferred equity and 52% common equity. SCE’s authorized capital structure is subject to certain exclusions, for example the waiver of certain expenses and debt related to the 2017/2018 Wildfire/Mudslide Events. For further information on the exclusion related to the 2017/2018 Wildfire/Mudslide Events, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."

SCE's currently authorized cost of capital for 2024 and 2025 consists of: cost of long-term debt of 4.48%, cost of preferred equity of 7.02% and ROE of 10.75% and includes an adjustment mechanism set by the CPUC that could adjust authorized cost of capital for 2025. Based on these cost factors and the capital structure discussed above, SCE’s weighted average return on rate base will be 7.87% for 2024.

The benchmark value for the cost of capital mechanism for SCE for 2024 is the 12-month, October 1, 2022 through September 30, 2023, average Moody’s Baa utility bond yield of 5.78%. Under the cost of capital adjustment mechanism, if the difference between the benchmark and the average of the same index for the 12-month period from October 1, 2023 to September 30, 2024 exceeds 100-basis points, SCE's CPUC-authorized ROE would be adjusted by half the amount of the difference (up or down) and SCE's costs of long-term debt and preferred equity would also be adjusted to reflect the then current embedded costs and projected interest rates effective January 1, 2025. The CPUC has an open proceeding in which it will consider proposed modifications to the adjustment mechanism. For information on an adjustment to SCE’s authorized cost of capital triggered in 2023 and reflected in SCE’s current cost of capital, see "Management Overview—Cost of Capital Trigger." Certain parties have sought review or suspension of the 2024 adjustment, which could impact SCE’s currently authorized cost of capital.

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

Cost-recovery balancing accounts track the difference between actual expenditures associated with the account, revenue authorized for recovery by the CPUC (authorized revenue requirement), and the actual revenues collected within customer rates to cover those specific expenditures. These balancing accounts are used to track and recover, among other things, SCE's decoupled costs of fuel and purchased power, as well as certain operation and maintenance expenses. SCE earns no return on these activities and although differences between forecasted and actual costs do not impact earnings, such differences do impact cash flows and can change rapidly. SCE also has capital-related balancing accounts on which it earns a return, such as the pole loading balancing account. Costs tracked in balancing accounts are not subject to after-the-fact reasonableness review unless the balancing accounts are one-way balancing accounts or otherwise subject to a cost cap. SCE also has memorandum accounts, which track costs above authorized levels eligible for cost recovery upon a future reasonableness review. To the extent SCE does not have a tracking mechanism, SCE cannot recover expenses that exceed authorized amounts. However, every subsequent GRC allows SCE to reflect its prior actual investment in plant as a part of the forecast for the next test year.

Under the 2021 GRC final decision, SCE can recover WCCP expenditures up to 110% of authorized WCCP amounts and up to 115% of authorized vegetation management expenses without being subject to after-the fact reasonableness review. SCE can seek recovery of WCCP amounts above 110% of authorized levels and vegetation management expenses above 115% of authorized levels through reasonableness review applications. "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings—2021 GRC Wildfire Mitigation Memorandum Account Balances.”

SCE's cost-recovery mechanism for its fuel and purchased power-related costs is facilitated in three main balancing accounts, the ERRA, the PABA, and the new system generation balancing account ("NSGBA"). For all three accounts, SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA and the PABA. The trigger mechanism requires SCE to request an expeditious rate change if the sum of the ERRA balance and the bundled service customers' pro-rata share of the PABA balance exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the aggregate overcollection or undercollection to fall below 5% of SCE's prior year generation rate revenue within 120 days. For 2024, SCE estimates the 4% and 5% trigger amounts to be approximately $258 million and $323 million, respectively.

For 2023, the 4% and 5% trigger amounts were approximately $216 million and $270 million, respectively. As of December 31, 2023, the ERRA was overcollected by approximately $196 million, the PABA was undercollected by approximately $617 million, and the NSGBA was undercollected by approximately $225 million. In November 2023, the CPUC approved SCE incorporating these year-end balances into customer rates in January 2024.

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

The FERC ROE is currently fixed at 10.3% and does not separately reflect any adders. The FERC ROE would only change if a different ROE is approved by the FERC in a new proceeding. For further information on the FERC formula rates, related transmission revenue requirements and rate changes, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2024 FERC Formula Rate Annual Update" in the MD&A.

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

SCE has a two-tier residential rate structure. The first tier is priced at below-average cost and is intended to cover the customer's essential electricity needs. The second tier is priced at 29% more than the first tier. The CPUC has ordered a transition from tiered to time-of-use ("TOU") rates for most residential customers unless they opt to stay on the tiered rate structure. Under a TOU rate structure, rates are based on the time of day and the season. TOU rates are typically lower early in the day, overnight, and on the weekends when energy resources are less in demand. SCE completed a multi-year transition to TOU rates in June 2022, and, as of December 31, 2023, approximately 60 percent of residential customers are on TOU rates. To recover a portion of the fixed costs of serving no- or low-usage residential customers, SCE assesses both fixed charges of less than $1 per month, and a minimum charge of $10 per month ($5 for low-income customers). There is currently an open proceeding pending at the CPUC where the CPUC is required to authorize an income-graduated fixed charge for certain residential rates by July 1, 2024. SCE has a financial assistance program that provide significant discounts to customers who qualify for bill assistance based on their household size and income. For information on residential rates for customers with renewable generation systems, see "—Competition" below.

Purchased Power and Fuel Supply

SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. SCE estimates that approximately 21% of power delivered to SCE's customers in 2023 came from SCE's own generating facilities.

Natural Gas Supply

SCE requires natural gas to meet contractual obligations for power tolling agreements (power contracts in which SCE has agreed to provide or pay for the natural gas used to generate electricity) and to fuel its Mountainview and peaker plants, which are generation units that operate in response to wholesale market signals related to power prices and reliability needs. The physical natural gas purchased by SCE is sourced in competitive interstate markets at trading points on the SoCalGas local distribution company system and the El Paso pipeline. SoCalGas is the primary provider of intrastate pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility that resulted in reduced capacity and usage of the facility. Currently, Aliso Canyon is authorized to operate at up to 79% of its maximum capacity. To date, SCE has found that gas storage-use restrictions combined with SoCalGas pipeline maintenance constraints contributed to increased electricity costs for customers but did not impact grid reliability. However, there is no certainty that these restrictions or pipeline constraints will not impact grid reliability in the future. Price increases faced by customers would not affect SCE's earnings because SCE expects recovery of these costs through the ERRA balancing account or other CPUC approved procurement plans. However, these higher prices may impact cash flow due to the timing of those recoveries. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including an Order Instituting Investigation issued by the CPUC in February 2017 to consider the feasibility of minimizing or eliminating the use of the Aliso Canyon facility. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including accelerating existing contracts for new capacity, procuring energy storage from third-parties, contracting for design, build, and transfer of utility-owned storage, procuring additional demand response and contracting for firm gas transportation capacity.

CAISO Wholesale Energy Market

The CAISO operates a wholesale energy market primarily in California through which competing electricity generators offer their electricity output to market participants, including electricity retailers. The CAISO schedules power in hourly increments with hourly prices through a day-ahead market in California and schedules power in fifteen-minute and five-minute increments with fifteen-minute and five-minute prices through two real-time markets that cover California and portions of ten neighboring states through the Western Energy Imbalance Market. Both markets optimize energy procurement, ancillary service procurement, unit commitment and congestion management. SCE participates in the day-ahead and real-time markets for the sale of its own generation and generation under contract purchases for its load requirements. In December 2023, the FERC approved an Extended Day-Ahead Market ("EDAM"), giving utilities in the Western Energy Imbalance Market the option of joining a centralized day-ahead market run by the CAISO. The EDAM gives utilities an opportunity to lock in energy prices a day in advance, and thereby substantially avoid volatility in the real-time energy market.

The CPUC's Resource Adequacy program imposes resource adequacy requirements on load-serving entities like SCE that are designed to provide sufficient resources to the CAISO to ensure the safe and reliable operation of the grid in real time. The CPUC has adopted a central procurement structure in SCE's distribution service area for local resource adequacy that transfers the responsibility for procuring local resource adequacy from other local load-serving entities to SCE, as a central procurement entity ("CPE") for its distribution service area. Under this structure, while SCE procures local resource adequacy to meet the local resource adequacy requirement for its distribution service area, other load-serving entities can also procure their own local resources. Load-serving entities that procure their own local resources can: (i) sell the capacity to SCE, (ii) utilize the resources, or (iii) voluntarily show the resources to meet their own needs, thereby reducing the amount of local resource adequacy the CPE will need to procure and reducing the total CPE procurement costs shared by all load-serving entities in that distribution service area.

Following state-wide rotating outages in August 2020 that impacted a significant number of SCE's customers, the CPUC has taken action towards ensuring reliable electric service in the event that an extreme heat events occur during summer. The CPUC has issued decisions requiring at least an aggregate of 15,500 MW of additional net qualifying renewable or zero-emitting capacity to be procured collectively by all of the load-serving entities subject to the CPUC’s Integrated Resource Planning purview. The aggregate additional capacity is required by 2028, with 2,000 MW required by 2023, an additional 6,000 MW required by 2024, an additional 1,500 MW required by 2025, an additional 2,000 MW required by 2026, an additional 2,000 MW required by 2027, and an additional 2,000 MW of long-duration storage and firm zero-emitting resources required by 2028; 2,500 MW of the aggregate procurement requirement through 2025 must be through generation or generation paired with storage. SCE's allocation of the requirements is 705 MW by 2023, 2,114 MW by 2024, 529 MW by 2025, 684 MW by 2026, 684 MW by 2027, and 705 MW of long-duration storage and firm zero-emitting resources by 2028, for a total of 5,421 MW; 880 MW of the aggregate procurement requirement through 2025 must be through generation or generation paired with storage. SCE met its 2023 capacity requirements. As of December 31, 2023, SCE had procured over 4,440 MW of additional net qualifying renewable or zero-emitting capacity with expected online dates in 2023 through 2028; most of this capacity has not yet come online. SCE has procured approximately 80 percent of the generation needed to meet its 880 MW aggregate procurement requirement for generation or generation paired with storage by 2025, but that generation is not expected to come online until 2026. SCE continues to actively pursue and execute various actions to procure additional capacity and energy. For instance, in June 2023, the CPUC approved SCE entering into six lithium-ion battery storage contracts with a total capacity of approximately 625 MW, which are expected to provide approximately 572 MW of capacity towards SCE’s allocation of the 15,500 MW procurement requirement. The contracts range from 10-15 years and the projects are expected to be in service in 2023 and 2024.

In February 2024, the CPUC adopted a decision approving SCE’s integrated resource plan identifying the resources needed to meet California’s greenhouse gas emissions and reliability targets and authorizing SCE to procure the resources needs identified in its plan. Additionally, the CPUC approved a process to request extensions of the 2028 procurement requirement for long-duration storage and firm zero-emitting resources to no later than 2031. The CPUC also denied SCE’s request for extension of the 2025 aggregate procurement requirement for generation or generation paired with storage to 2027.

In May 2023, the CAISO released its 2022 – 2023 Transmission Plan based on the CPUC's projections that it needs to add more than 40 gigawatts of new resources by 2032. As the incumbent transmission owner for a portion of these transmission projects, SCE expects to construct projects representing at least $2 billion of expenditures, most of which will be incurred beyond 2028. In October of 2023, SCE, in association with Lotus Infrastructure Global Operations, LLC, submitted bids for two transmission projects that were approved as part of the 2022-2023 CAISO Transmission Planning Process. The CAISO will announce the successful bidders in 2024.

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

California law requires bundled service customers remain financially indifferent to departing load customers and to the mass return of departing load customers in the event of an Electric Service Provider or CCA's failure or other service termination. The CPUC has issued a series of decisions designed to avoid cost shifting in the context of departing load, including revising the power charge indifference adjustment methodology to effectively address the cost shifts to bundled service customers.

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

As of year-end 2023, SCE had twelve CCAs serving customers in its service territory that represented approximately 21% of SCE's total service load. While one CCA provided its notice to mass return a segment of its customers to SCE’s bundled service in 2024, two CCAs expanded in SCE's service territory in 2023. One expanded CCA has been approved by the CPUC to serve customers in SCE's service territory in 2024. Based on recent load statistics, SCE anticipates that Direct Access and CCA load will be approximately 37% of its total service load by the end of 2024.

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

California legislation passed in 1995 encouraged private residential and commercial investment in renewable energy resources by requiring SCE and other investor-owned utilities to offer a NEM billing option to customers who install eligible power generation systems to supply all or part of their energy needs. NEM customers are interconnected to SCE's grid and credited for the net difference between the electricity SCE supplied to them through the grid and the electricity the customer exported to SCE over a 12-month period. SCE is required to credit the NEM customer for most of the power they sell back to SCE at the retail rate. Through the credit they receive, NEM customers effectively avoid paying certain grid-related costs. NEM customers are also exempted from some non-bypassable, standby and departing load charges and interconnection fees. Electric Service Providers and CCAs may, but are not required by law to, offer NEM rates.

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

The effect of these types of competition on SCE generally is to reduce the amount of electricity purchased from SCE by retail customers. Customers who use alternative electricity sources typically continue to utilize and pay for SCE's transmission and distribution services, however, current NEM customers utilize, but do not pay the full cost for, those services. While changes in volume or rates generally do not impact SCE's earnings activities, decreased retail electricity sales by SCE has the effect of increasing utility rates because the costs of the distribution grid are not currently borne by all customers that benefit from its use. There is currently an open proceeding pending at the CPUC where the CPUC is required to authorize an income-graduated fixed charge for certain residential rates by July 1, 2024.See "Risk Factors—Risks Relating to Southern California Edison Company—Competitive and Market Risks."

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

At December 31, 2023, SCE had ownership interests in generating and energy storage facilities, primarily located in California, with approximately 7,000 MW of net physical capacity, of which SCE's pro-rata share is approximately 3,000 MW. SCE's pro rata share includes approximately 258 MW of capacity from facilities that were not operational or out of service at December 31, 2023 and excludes retired facilities. In addition to its current facilities, in October 2021, SCE contracted for the construction of utility owned storage at three sites in SCE's service territory with an aggregate capacity of 537.5 MW. See "Liquidity and Capital Resources—Capital Investment Plan—Utility Owned Storage Projects " in the MD&A.

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

SOUTHERN CALIFORNIA WILDFIRES

Wildfires in SCE's territory, including those where SCE's equipment has been alleged to be associated with the fire's ignition, have caused loss of life and substantial damage in recent years. Multiple factors have contributed to increased wildfire activity and faster progression of wildfires across SCE's service territory and in other areas of California. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, increased incidence of dry lightning, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of wildfires. SCE has determined that approximately 27% of its service territory is in areas identified as high fire risk.

California has experienced unprecedented weather conditions in recent years due to climate change, and SCE's service territory remains susceptible to additional wildfire activity in 2024 and beyond. The worsening weather and fuel conditions across California increase the likelihood of wildfires, including those where SCE's equipment may be alleged to be associated with the fire's ignition. In response to worsening conditions and wildfire activity in its territory in the recent past, SCE has been focused on developing and implementing plans aimed at reducing the risk of SCE equipment contributing to the ignition of wildfires, from its 2018 Grid Safety and Resiliency Program to its WMPs. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities.

Multiple lawsuits related to wildfire events have been initiated against SCE and Edison International. For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides," "Risk Factors" and "Management Overview—Southern California Wildfires and Mudslides" in the MD&A.

Recovery of Wildfire-Related Costs

Pre-AB 1054 Cost Recovery

California courts have previously found investor-owned utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement through recovery of uninsured wildfire-related costs in electric rates. However, in November 2017, the CPUC issued a decision denying SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 wildfires, finding that SDG&E did not meet the prudency standard because it did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. In July 2018, the CPUC denied both SDG&E's application for rehearing on its cost recovery request and a joint application for rehearing filed by SCE and PG&E limited to the applicability of inverse condemnation principles in the same proceeding. The California Court of Appeal, the California Supreme Court and the United States Supreme Court denied SDG&E's petitions for review of the CPUC's denial of SDG&E's application.

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

Wildfire Insurance Fund

AB 1054 provided for the Wildfire Insurance Fund to reimburse a utility for payment of third-party damages claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the insurance coverage required to be maintained under AB 1054. The Wildfire Insurance Fund was established in September 2019 and is available for claims related to wildfires ignited after July 12, 2019 that are determined by the responsible government investigatory agency to have been caused by a utility.

SCE and SDG&E collectively made their initial contributions totaling approximately $2.7 billion (SCE share is $2.4 billion) to the Wildfire Insurance Fund in September 2019. Upon its emergence from bankruptcy, on July 1, 2020, PG&E made its initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund. PG&E, SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $3.0 billion (SCE share is $950 million) to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period by no later than January 1 of each year, of which they have made five annual contributions totaling approximately $1.5 billion (SCE share is approximately $475 million). In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their customers over a 15-year period through a dedicated rate component. The amount collected from customers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility customers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund.

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

Reimbursement from Wildfire Insurance Fund and AB 1054 Liability Cap

Participating investor-owned utilities will be reimbursed from the Wildfire Insurance Fund for eligible claims, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject to the AB 1054 Liability Cap. If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination. Based on SCE's forecasted weighted-average 2024 transmission and distribution rate base, excluding general plant and intangibles, and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Insurance Fund for eligible claims disallowed in 2024 would be capped at approximately $3.9 billion.

SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently, the AB 1054 Liability Cap will terminate when the administrator determines that the fund has been exhausted.

Safety Certification and Wildfire Mitigation Plan

Under AB 1054, SCE can obtain an annual safety certification upon the submission by September 14th of each year of certain required safety information, including an approved WMP. Under AB 1054, SCE is also required to submit a comprehensive WMP to the CPUC at least once every three years for review and approval. Each such comprehensive plan is required to cover at least a three-year period. In addition, SCE anticipates updating its comprehensive three-year plans annually in the intervening years.

SCE submitted its 2023 – 2025 WMP in March 2023. The OEIS approved SCE’s 2023 – 2025 WMP in October 2023 and the CPUC ratified the OEIS approval in November 2023.

On December 7, 2023, OEIS issued SCE’s safety certification, which will be valid for 12 months from the date of issuance. Notwithstanding its 12-month term, if SCE requests a new safety certification by September 14, 2024, then its current safety certification will remain valid until OEIS acts on SCE's request.

Public Safety Power Shutoffs

In addition to the investments SCE is making as part of its WMP, SCE also uses Public Safety Power Shutoffs ("PSPS") to proactively de-energize power lines as a last resort to mitigate the risk of catastrophic wildfires during extreme weather events.

SCE initiated PSPS 12 times in 2020 as part of its wildfire mitigation efforts resulting in an aggregate of approximately 268 million customer minutes interrupted. Since 2020, on a risk informed basis, SCE has made and continues to make significant investments and progress in improving its PSPS protocols. SCE initiated PSPS 8 times in 2023 resulting in approximately 22 million customer minutes interrupted. As of February 15, 2024, SCE had not initiated any PSPS events in 2024. While SCE's wildfire mitigation efforts contributed to the reduction in use and impact of PSPS since 2020, the use of PSPS also depends on weather and fuel conditions.

In June 2021, the CPUC issued a final decision which, among other things, will reduce future authorized revenue for the volumetric reductions in electricity sales resulting from PSPS events initiated after June 2021 until the CPUC determines that improvements in the PSPS program have been made.

In June 2022, the SED issued an Administrative Enforcement Order ("AEO") against SCE proposing penalties of $10 million for alleged noncompliance with customer notification requirements related to PSPS events in 2020. In October 2022, the SED and SCE reached a settlement agreement under which SCE agreed to a penalty of $7 million, inclusive of a $6 million disallowance of PSPS program-related costs. SCE also agreed to complete certain corrective actions to resolve the AEO. SCE certified completion of the AEO corrective actions in June 2023. SCE did not admit wrongdoing or liability as part of the settlement. SCE's obligations under the settlement agreement commenced in August 2023 when CPUC approval of the agreement became final and non-appealable.

SCE may be subject to penalties for noncompliance with customer notification and post event reporting requirements related to PSPS events initiated after 2020. In April 2023, SCE received a Notice of Violation from the SED on alleged noncompliance with notification and post event reporting requirements related to PSPS events in 2021.

ENVIRONMENTAL CONSIDERATIONS

Greenhouse Gas Regulation

Edison International recognizes that its industry and the global economy are in the midst of a profound transformation toward a low-carbon future as a response to climate change. SCE plans to be a key enabler of the adoption of new energy technologies that benefit its customers. See "Management Overview—Electricity Industry Trends" in the MD&A.

Approximately 72% of SCE's sources of utility-owned generation were carbon-free in 2023. SCE estimates that approximately 19% of power delivered to SCE's customers in 2023 came from SCE's own generating facilities, with approximately 10% nuclear, 4% large hydroelectric, less than 1% small hydroelectric, and less than 1% solar generation. Approximately 5% were natural gas sources. Since 2010, SCE has reported its annual GHG emissions from utility-owned generation each year to the U.S Environmental Protection Agency by March 31 of the following year. SCE's 2023 GHG emissions from utility-owned generation are estimated to be approximately 1,000,000 metric tons.

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

California has adopted RPS targets that require California retail sellers of electricity to provide certain percentages of energy sales from renewable resources defined in the statute, including 33% of retail sales by December 2020; 44% of retail sales by December 2024, 52% of retail sales by December 2027, and 60% of retail sales by December 2030. Approximately 35% of SCE's supply portfolio in 2020 came from renewable sources eligible under California's RPS, of which 32% was delivered to customers and 3% was sold for resale. As such, SCE met California's 2020 RPS target. Approximately 40% of SCE's supply portfolio in 2023 came from renewable sources eligible under California's RPS, of which 36% was delivered to customers and 4% was sold for resale. SCE's climate change objectives align with California's requirements.

Separate from RPS targets, California requires the following percentages of retail sales of electricity to California end-use customers must be from carbon-free resources by the following deadlines: 90% by December 31, 2035, 95% by December 31, 2040, and 100% by December 31, 2045. California also requires each state agency to ensure that carbon-free resources supply 100% of electricity procured on its behalf by December 31, 2035. SCE plans to propose for CPUC approval new programs to help state agency customers meet their accelerated 100% clean power needs. SCE estimates that approximately 49% of SCE's customer deliveries in 2023 came from carbon-free resources.

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

Environmental Risks

Climate change has, and continues to, impact California. Southern California has warmed 3 degrees Fahrenheit in the last century, snowpack has declined, and, according to a 2022 study, the drought from 2020 to 2021 in the Western United States and Northern Mexico was their driest period in at least 1,200 years. Severe droughts and windstorms contributed to the devastating wildfires that swept through parts of California in recent years, demonstrating the serious threat that weather extremes caused by climate change pose to California's communities and the environment. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A and "Business—Southern California Wildfires."

Severe weather events, including drought, increasingly severe windstorms and rising sea-levels, pose risks to SCE's infrastructure and SCE and Edison International are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. See " Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings" in the MD&A.

In May 2022, SCE provided its climate adaptability vulnerability assessment (“CAVA”) to the CPUC. The CAVA addresses the projected climate impacts of temperature, sea level, precipitation, wildfire, and cascading impacts (such as rain on snow or debris flow) on SCE in the 2030, 2050, and 2070 timeframes. SCE's CAVA will inform planning related to SCE assets, operations, and services, with the goal of maintaining a resilient electric grid in the face of climate change and will inform future investment in the grid.

For more information on risks related to climate change, environmental regulation and SCE's business strategy, see "Risk Factors—Risks Relating to Southern California Edison Company—Operating Risks."

UNRESOLVED STAFF COMMENTS

None.

CYBERSECURITY

Overview

Cybersecurity presents an ever-evolving challenge to the electric power industry and Edison International and SCE have identified cybersecurity as a key enterprise risk. SCE's operations require the continuous availability of critical information and operational technology systems, sensitive customer and employee data, and infrastructure information, all of which are targets for malicious actors. Cybersecurity attacks, which can arise from external actors, internal threats, or through SCE’s supply chain, are continually becoming more frequent and more sophisticated. SCE's grid modernization efforts and the transition to a more connected grid, including incorporating communication and operating technologies aimed at enabling SCE to respond faster, operate its systems more efficiently and reliably, and incorporate DERs at a greater level, also increases SCE’s vulnerability to cybersecurity attacks. To SCE’s knowledge it has not experienced a material cybersecurity incident to date.

SCE’s increased reliance on technology necessarily increases cybersecurity risk. Cybersecurity incidents that may cause a major disruption of SCE’s operations, and therefore may materially affect Edison International and SCE’s financial condition, operations, and business reputation, include cyber attacks designed to compromise or exfiltrate data (e.g., ransomware attacks), damage or destroy systems, conduct future malicious actions, and/or gain control of or otherwise interrupt the operation of SCE’s electric grid. For additional information on risks from cybersecurity threats that may have a material effect on Edison International and SCE, see the “Risks Relating to Edison International and Southern California Edison Company—Cybersecurity and Physical Security Risks.”

Risk Management, Strategy and Oversight

SCE assesses and monitors cybersecurity risks to current infrastructure, new projects, and third parties, including vendors. SCE performs targeted audits, leverages third party assessments and uses the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) as a guideline to identify, evaluate and manage material risks from cybersecurity threats. SCE also engages consultants to assist in identifying, evaluating and managing its cybersecurity risks, and uses contractual terms to establish cybersecurity requirements with certain third parties. Identified cybersecurity risks are documented and presented to management to review and advise on cybersecurity strategies and mitigation measures. Based on management reviews, cybersecurity strategies and remediation plans are developed or adjusted to address pertinent risks. Edison International and SCE leverage training, policies, technical and procedural controls, and mitigation plans to address risks from cybersecurity threats.

Management has established a cybersecurity oversight group comprised of a multidisciplinary senior management team, including its Vice President of Enterprise Risk Management, to monitor and provide strategic direction for the prevention, detection, mitigation, and remediation of risks from cybersecurity threats. A Boards of Directors’ liaison regularly attends meetings of the cybersecurity oversight group and provides reports to the Safety and Operations Committees of the Boards of Directors. Other members of the Boards of Directors are invited to attend meetings and typically attend at least one meeting annually.

The Edison International and SCE Audit and Finance Committees of the Boards of Directors oversee enterprise risk management, including risks from cybersecurity threats. Annually, Edison International and SCE’s enterprise risk management team conducts a review of enterprise risks, including risks from cybersecurity threats, and presents the results of its review to management and the Audit and Finance Committees. In addition, the Boards of Directors have assigned primary responsibility for cybersecurity operations oversight to the Edison International and SCE Safety and Operations Committees, which receive regular cybersecurity updates from SCE’s Chief Security Officer on specific topics, including the dynamic cybersecurity landscape and defense and risk mitigation strategies. To inform its oversight over cybersecurity threats, SCE’s Chief Security Officer also presents to the full Boards of Directors annually. The Boards of Directors also receive an annual cybersecurity report from an external SCE consultant that includes an assessment of SCE’s cybersecurity program and organization.

SCE’s Chief Security Officer, Brian Barrios, has primary responsibility for assessing and managing risks from cybersecurity threats, and serves as Edison International and SCE’s chief information security officer. Mr. Barrios has extensive experience in the cybersecurity industry, including previous experience in cybersecurity roles at Southern Company, the MITRE Corporation, the National Institute of Standards and Technology (NIST), and the Federal Bureau of Investigation (FBI). Mr. Barrios earned a bachelor’s degree in computer information systems from Clemson University and is a Certified Information Systems Security Professional (CISSP).

For additional information on the Edison International Board of Directors cybersecurity related experience and oversight of cybersecurity risk management, see Edison International’s Proxy Statement under the headings "Director Skills Matrix" and "Board Oversight of Strategy, Risk and ESG."

PROPERTIES

As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries. The principal properties of SCE are described above under "Business—SCE—Properties."

LEGAL PROCEEDINGS

2017/2018 Wildfire/Mudslide Events

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of February 15, 2024, in addition to the outstanding claims of approximately 1,500 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including Cal OES and Cal Fire, outstanding. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.

As of February 15, 2024, SCE was aware of approximately 70 pending unsettled lawsuits representing approximately 200 individual plaintiffs related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 40 of the approximately 70 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of February 15, 2024, trials have been set in 2024 for 4 individual plaintiffs who have opted to pursue trial in the TKM litigation.

Approximately 20 of the approximately 70 pending unsettled individual plaintiff lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or

Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Many of the Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death.

As of February 15, 2024, SCE was aware of approximately 230 currently pending unsettled lawsuits representing approximately 1,300 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 200 of the 230 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. SCE anticipates receiving and analyzing claims and damage data from individual plaintiffs who have opted into the settlement program during the first half of 2024. As of February 15, 2024, trials have been set in 2024 for CAL OES, CAL FIRE, and 31 individual plaintiffs who have opted to pursue trial in the Woolsey Fire litigation.

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

MINE SAFETY DISCLOSURE

Not applicable.

CERTAIN INFORMATION ABOUT EDISON INTERNATIONAL

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Age at February 15, 2024	Company Position
Pedro J. Pizarro	58	President and Chief Executive Officer
Maria Rigatti	60	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	64	Executive Vice President, General Counsel and Corporate Secretary
Caroline Choi	55	Senior Vice President, Corporate Affairs
J. Andrew Murphy	63	Chief Executive Officer, Edison Energy
Natalie K. Schilling	64	Senior Vice President, Human Resources
Steven D. Powell	45	President and Chief Executive Officer, SCE
Jill C. Anderson	43	Executive Vice President, Operations, SCE

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

Executive Officers	Company Position	Effective Dates
Pedro J. Pizarro	Chief Executive Officer, Edison International	October 2016 to present

Maria Rigatti	Executive Vice President and Chief Financial Officer, Edison International	October 2016 to present

Adam S. Umanoff	Corporate Secretary, Edison International and SCE Executive Vice President and General Counsel, Edison International	December 2023 to present January 2015 to present

Caroline Choi	Senior Vice President, Corporate Affairs, Edison International and SCE	February 2019 to present

J. Andrew Murphy	Chief Executive Officer, Edison Energy Senior Vice President, Strategy and Corporate Development, Edison International	July 2023 to present September 2015 to July 2023

Natalie K. Schilling	Senior Vice President, Human Resources Edison International and SCE Vice President, Human Resources, Edison International and SCE Chief Human Resources Officer, Aerojet Rocketdyne Holdings, Inc.[1]	March 2022 to present April 2020 to February 2022 April 2018 to January 2020

Steven D. Powell	President and Chief Executive Officer, SCE Executive Vice President, Operations, SCE Senior Vice President, Strategy, Planning and Operational Performance, SCE	December 2021 to present September 2019 to December 2021 August 2018 to September 2019

Jill C. Anderson	Executive Vice President, Operations, SCE Senior Vice President, Customer Service, SCE Senior Vice President, Strategic Planning and Power Supply, SCE Vice President, Customer Programs and Services, SCE	December 2021 to present March 2020 to December 2021 September 2019 to March 2020 January 2018 to September 2019

1 Aerojet Rocketdyne Holdings, Inc. was an aerospace and defense firm acquired by L3Harris Technologies, Inc. on July 28, 2023, and is not a parent, affiliate or subsidiary of Edison International

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning executive officers of Edison International is set forth above under "Information about our Executive Officers." Other information responding to this section will appear in the Edison International Proxy

Statement under the headings "Our Director Nominees," "Director Skills Matrix," "Director Biographies," and is incorporated herein by this reference.

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

Equity Compensation Plan Information

All of Edison International's equity compensation plans that were in effect as of December 31, 2023 have been approved by security holders. The following table sets forth, for each of Edison International's equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrants and rights to acquire such stock, the weighted average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2023.

	Number of securities to		Weighted average	Number of securities remaining for
	be issued upon exercise		exercise price of	future issuance under equity
	of outstanding options,		outstanding options,	compensation plans (excluding
	warrants and rights		warrants and rights	securities reflected in column
Plan Category	(a)		(b)	(a)(c)
Equity compensation plans approved by security holders	13,144,141	[1]	$ 64.30	13,146,662	[2]
[1]

This amount includes 11,418,243 shares covered by outstanding stock options, 899,768 shares covered by outstanding restricted stock unit awards, 180,417 shares covered by outstanding deferred stock unit awards, and 645,713 shares covered by outstanding performance share awards (calculated at 100% of the target number of shares subject to each performance share award; the actual payout for each award will be zero to twice the target number of shares for the award, depending on performance), with the outstanding shares covered by outstanding restricted stock unit, deferred stock unit, and performance share awards including the crediting of dividend equivalents through December 31, 2023. The weighted average exercise price of awards outstanding under equity compensation plans approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of awards outstanding have no exercise price. Awards payable solely in cash are not reflected in this table.

[2]

This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan and the Edison International Employee Stock Purchase Plan as of December 31, 2023. The maximum number of shares of Edison International Common Stock that may be issued or transferred pursuant to awards under the Edison International 2007 Performance Incentive Plan is 71,031,524. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses. The maximum number of shares of Edison International Common Stock that may be acquired under the Edison International

Employee Stock Purchase Plan is 3,000,000.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responding to this section will appear in the Edison International Proxy Statement under the headings "Governance Structure and Processes—Certain Relationships and Related Party Transactions," and "Governance Structure and Processes—Director Independence," and is incorporated herein by this reference.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

PricewaterhouseCoopers LLP ("PwC") served as Edison International's and SCE's principal accountant in 2023. Information responding to this section for Edison International will appear in the Edison International Proxy Statement under the heading "Independent Auditor Fees," and is incorporated herein by this reference.

The following table sets forth the aggregate fees billed by PwC to SCE for the fiscal years ended December 31, 2023 and December 31, 2022:

	SCE ($000)
Type of Fee	2023	2022
Audit Fees(1)	$5,975	$5,385
Audit-Related Fees	—	—
Tax Fees(2)	229	225
All Other Fees(3)	232	229
Total	$6,436	$5,839

(1) Represent fees for professional services provided in connection with the audit of SCE's annual financial statements and reviews of SCE's quarterly financial statements and for services regularly provided by PwC in connection with regulatory filings or engagements.

(2) Represent fees for tax-related compliance and other tax-related services to support compliance with federal and state tax reporting and payment requirements, including tax return review and review of tax laws, regulations or case precedent.

(3) Represent fees for miscellaneous services. "All Other Fees" includes " includes fees for attestation services related to securitizations for the years ended December 31, 2023 and December 31, 2022.

The SCE Audit and Finance Committee annually approves all proposed audit fees in executive session without PwC present, considering several factors, including a breakdown of the services to be provided, proposed staffing and hourly rates, and changes in SCE and industry from the prior year. The audit fees are the culmination of a process which included a comparison of the prior year's proposed fees to actual fees incurred and fee proposals for known and anticipated 2023 services in the audit, audit-related, tax and other categories. The committee's deliberations consider balancing the design of an audit scope that will achieve a high-quality audit with driving efficiencies from both SCE and PwC while compensating PwC fairly.

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

During the fiscal year ended December 31, 2023, all services performed by PwC were pre-approved by the SCE Audit and Finance Committee, irrespective of whether the services required pre-approval under the Securities Exchange Act of 1934.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Edison International

Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."

There are restrictions on the ability of SCE to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." The number of common stockholders of record of Edison International was 24,639 on February 15, 2024. In addition, Edison International cannot pay dividends if it does not meet California law requirements on retained earnings and solvency.

Southern California Edison Company

As a result of the formation of a holding company described under the heading "Business" above, all of the issued and outstanding common stock of SCE is owned by Edison International and there is no market for such stock. There are restrictions on SCE's ability to pay dividends to Edison International and to its preference shareholders. Such restrictions are discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."

Purchases of Equity Securities by Edison International and Affiliated Purchasers

The following table contains information about all purchases of Edison International's Series A Preferred Stock and Series B Preferred Stock made by or on behalf of Edison International in the fourth quarter of 2023. For further information about Series A Preferred Stock and Series B Preferred Stock, see "Notes to Consolidated Financial Statements—Note 14. Equity."

Period	Series	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[2]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	-	-	-	-	-
November 1, 2023 to November 30, 2023	Series A Preferred Stock	61,497	$924.85	61,497	-
	Series B Preferred Stock	84,223	$904.17	84,223	-
December 1, 2023 to December 31, 2023	Series A Preferred Stock	29,186	$970.99	-	-
	Series B Preferred Stock	133,323	$955.11	-	-
Total		308,229		145,720	-

[1]	The prices include the liquidation value and accrued dividends per share, respectively.
[2]

On October 11, 2023, Edison International commenced a tender offer to purchase its outstanding 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") and its 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") for a maximum aggregate purchase price in cash of up to $750 million, plus accrued dividends (“Tender Offer”). The Tender Offer expired on November 16, 2023 and Edison International purchased, upon the terms and subject to the conditions described in the Schedule TO filed with the SEC on October 11, 2023, as amended, $84,223,000 aggregate liquidation preference of Series B Preferred Stock shares and $61,497,000 aggregate liquidation preference of Series A Preferred Stock shares.

Comparison of Five-Year Cumulative Total Return

	At December 31,
	2018	2019	2020	2021	2022	2023
Edison International	$100	$138	$120	$136	$133	$156
S & P 500 Index	$100	$131	$156	$200	$164	$207
Philadelphia Utility Index	$100	$127	$130	$154	$155	$141

Note: Assumes $100 invested on December 31, 2018 in stock or index including reinvestment of dividends. Performance of the Philadelphia Utility Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.

OTHER INFORMATION

Insider Trading Arrangements

The following officer of Edison International, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, as follows:

On November 3, 2023, J. Andrew Murphy, Chief Executive Officer of Edison Energy, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act for the exercise of stock option awards and sale of up to 199,663 shares of the Edison International’s Common Stock. The exercise price and any withholding taxes due shall be remitted to Edison International from the proceeds of any sale under the trading arrangement. The first date that sales of any shares permitted to be sold under the trading arrangement is the later of: (i) February 2, 2024; and (ii) the earlier of the third business day following the filing of Edison International’s Form 10-K for the year ended December 31, 2023 with the SEC, and March 3, 2024. Subsequent stock option exercises and sales under the trading arrangement may occur on a regular basis until February 27, 2025.

PART II, ITEM 6. Reserved.

This item no longer requires disclosure.

FORM 10-K SUMMARY

None.

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

Edison International

3.1

Certificate of Restated Articles of Incorporation of Edison International, effective December 19, 2006, together with all Certificates of Determination of Preference of Preferred Stock issued since December 19, 2006 (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2021)*

3.2	Bylaws of Edison International, as amended effective, December 8, 2022 (File No. 1-9936, filed as Exhibit No. 3.1 to Edison International's Form 8-K dated December 8, 2022 and filed December 9, 2022)*

Southern California Edison Company

3.3	Amended and Restated Articles of SCE, effective August 28, 2023 (Filed No. 1-2313 filed as Exhibit 3.1 to SCE’s Form 8-K dated September 19, 2023 and filed September 21, 2023)*

3.4	Bylaws of Southern California Edison Company, as amended effective December 8, 2022 (File No. 1-2313, filed as Exhibit No. 3.2 to SCE's Form 8-K dated December 8, 2022 and filed December 9, 2022)*

Edison International

4.1	Edison International - Description of Registered Securities (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-K for the year ended December 31, 2019)*

4.2	Senior Indenture, dated September 10, 2010 (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-Q for the quarter ended September 30, 2010)*

4.3

Form of Certificate representing Series A Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.375% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series A) (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2021)*

4.4

Form of Certificate representing Series B Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.00% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series B) (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2021)*

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

Exhibit Number	Description
4.6	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, filed as Exhibit 4.3 to SCE's Form 10-K for the year ended December 31, 2017)*

4.7	Certificate of Determination of Preferences of the Company’s Series M Preference Stock (File No. 1-2313, filed as Exhibit 4.1 to SCE’s Form 8-K dated November 16, 2023 and filed on November 22, 2023)*

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

10.3**	Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2024

10.4**

Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.7 to Edison International and SCE's Form 10-Q for the quarter ended June 30, 2014)*

10.4.1**	Edison International 2008 Executive Retirement Plan, as amended and restated effective January 1, 2024

10.5**

Edison International Executive Incentive Compensation Plan, as amended and restated effective January 1, 2024 (File No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2023)*

10.6**

Edison International 2008 Executive Disability Plan, as amended and restated effective April 2, 2018 (File No. 1-9936, filed as Exhibit No. 10.4 to Edison International and SCE's Form 10-Q for the quarter ended March 31, 2018)*

10.7**

Edison International 2007 Performance Incentive Plan as amended and restated effective May 2, 2016 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 28, 2016 and filed April 29, 2016)*

10.7.1**	Edison International 2014 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2014)*

10.7.2**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.7.3**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

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

Exhibit Number	Description

10.7.4**	Edison International 2017 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.7.5**	Edison International 2018 Long-Term Incentives Terms and Conditions (File. No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.7.6**	Edison International 2019 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2019)*

10.7.7**	Edison International 2020 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2020)*

10.7.8**	Edison International 2021 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2021)*

10.7.9**	Edison International 2022 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2022)*

10.7.10	Edison International 2023 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2023)*

10.8**	Edison International 2008 Executive Severance Plan, as amended and restated effective January 1, 2024

10.9**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted December 8, 2023

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
10.12.2

Modification No. 1 to the Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated November 15, 2012 and filed November 21, 2012)*

10.12.3

Amended and Restated Administrative Agreement Re Tax Allocation Payments, dated February 13, 2012, among Edison International and subsidiary parties. (File No. 333-68630, filed as Exhibit 10.12 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.13**

Form of Indemnity Agreement between Edison International and its Directors and any officer, employee or other agent designated by the Board of Directors (File No. 1-9936, filed as Exhibit 10.5 to Edison International's Form 10-Q for the quarter ended June 30, 2005)*

10.14

Second Amended and Restated Credit Agreement dated as of May 17, 2018 among Edison International, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated and filed May 18, 2018)*

10.15

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Edison International, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.16

Second Amendment, dated as of May 4, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021, by and among Edison International, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated and filed May 4, 2022)*

10.17

Third Amendment, dated as of May 3, 2023, to the Second Amended and Restated Credit Agreement dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021 and the Second Amendment, dated as of May 4, 2022, by and among Edison International, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended June 30, 2023)*

10.18

Second Amended and Restated Credit Agreement dated as of May 17, 2018 among SCE, the several banks and other financial institutions from time to time parties thereto, the several agents parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders. (File No. 1-2313, filed as Exhibit 10.2 to SCE's Form 8-K dated and filed May 18, 2018)*

10.19

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-2313, filed as Exhibit 10.2 to SCE's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

First Amendment, dated as of April 30, 2021, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase bank, N.A., as administrative agent. (File No. 1-2313, filed as Exhibit 10.2 to Southern California Edison Company's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

Exhibit Number	Description

10.20

Commitment Increase Supplement, by and among Southern California Edison Company and the lenders named therein, and accepted by JPMorgan Chase Bank, N.A., as administrative agent and the issuing lenders named therein. (File No. 1-2313, filed as Exhibit 10.3 to SCE's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.21

Second Amendment, dated as of May 4, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021, as supplemented by the Commitment Increase Supplement, dated as of April 30, 2021, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-2313, filed as Exhibit 10.2 to SCE's Form 8-K dated and filed May 4, 2022)*

10.22

Third Amendment, dated as of May 3, 2023, to the Second Amended and Restated Credit Agreement dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021 and the Second Amendment, dated as of May 4, 2022, by and among Southern California Edison, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-2313, filed as Exhibit 10.2 to SCE’s Form 10-Q for the quarter ended June 30, 2023)*

10.23

Term Loan Credit Agreement, dated as of November 7, 2022, among Southern California Edison Company, the several banks and other financial institutions from time to time party thereto, and Truist Bank (File No. 1-2313, filed as Exhibit 10.2 to SCE's Form 8-K dated and filed on November 7, 2022)*

21.1	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

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

Exhibit Number	Description
97.1	Edison International and Southern California Edison Company Incentive Compensation Recoupment Policy For Accounting Restatements, as amended effective October 2, 2023

101.1

Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2023, filed on February 22, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2

Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2023, filed on February 22, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

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

SCHEDULES SUPPLEMENTING FINANCIAL STATEMENTS

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2023	2022
Assets:
Cash and cash equivalents	$1	$4
Other current assets	441	447
Total current assets	442	451
Investments in subsidiaries	20,026	19,922
Deferred income taxes	700	626
Other long-term assets	58	62
Total assets	$21,226	$21,061
Liabilities and equity:
Short-term debt	$246	$1,090
Current portion of long-term debt	500	400
Other current liabilities	598	575
Total current liabilities	1,344	2,065
Long-term debt	4,019	2,981
Other long-term liabilities	362	394
Total equity	15,501	15,621
Total liabilities and equity	$21,226	$21,061

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF INCOME

For the Years Ended December 31, 2023, 2022 and 2021

(in millions)	2023	2022	2021
Interest income from affiliates	$2	$3	$—
Operating, interest and other expenses	299	209	176
Loss before equity in earnings of subsidiaries	(297)	(206)	(176)
Equity in earnings of subsidiaries	1,498	867	956
Income before income taxes	1,201	661	780
Income tax benefit	(83)	(56)	(39)
Net income	1,284	717	819
Preferred stock dividend requirements of Edison International	87	105	60
Net income available to Edison International common shareholders	$1,197	$612	$759

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2023, 2022 and 2021

(in millions)	2023	2022	2021
Net income	$1,284	$717	$819
Other comprehensive income, net of tax	2	43	15
Comprehensive income	$1,286	$760	$834

EDISON INTERNATIONAL

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT

CONDENSED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023, 2022 and 2021

(in millions)	2023	2022	2021
Net cash provided by operating activities	$1,148	$1,133	$817
Cash flows from financing activities:
Long-term debt issued	1,549	945	—
Long-term debt issuance costs	(16)	(6)	—
Long-term debt repaid	(400)	(700)	—
Short-term debt issued	370	1,000	—
Short-term debt repaid	(1,356)	—	—
Common stock issued	20	13	32
Preferred stock issued	—	—	1,977
Preferred stock repurchased	(289)	—	—
Payable due to affiliates	(3)	(14)	(13)
Commercial paper borrowing (repayments), net	139	89	(130)
Payments for stock-based compensation	(5)	(8)	(3)
Receipts for stock-based compensation	71	72	31
Common stock dividends paid	(1,112)	(1,050)	(988)
Preferred stock dividends paid	(108)	(99)	(35)
Net cash (used in) provided by financing activities	(1,140)	242	871
Cash flows from investing activities:
Capital contributions to affiliate	(15)	(1,426)	(1,639)
Dividends from affiliate	4	3	—
Net cash used in investing activities:	(11)	(1,423)	(1,639)
Net (decrease) increase in cash and cash equivalents	(3)	(48)	49
Cash and cash equivalents, beginning of year	4	52	3
Cash and cash equivalents, end of year	$1	$4	$52

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

Dividends Received

Edison International Parent received cash dividends from SCE of $1.4 billion, $1.3 billion and $975 million in 2023, 2022 and 2021, respectively.

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

The common equity component of SCE's CPUC authorized capital structure is 52% on a weighted average basis over the Capital Structure Compliance Period. The CPUC authorized capital structure differs from the capital structure calculated based on GAAP due to certain exclusions allowed by CPUC, including the impact of SCE's contributions to the Wildfire Insurance Fund under AB 1054.

In August 2023, the CPUC issued a decision on SCE's application to the CPUC for an extension of the waiver of compliance with its equity ratio requirement that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims, and associated expenses, related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. Under the decision, effective as of the beginning of the new cost of capital cycle on January 1, 2023, the CPUC also authorized SCE to exclude from its equity ratio calculations debt that exceeds the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events due to the timing difference between the wildfire claims payment and the realization of the cash tax benefits. The temporary exclusion will lapse on August 31, 2025 or when determinations regarding cost recovery for the 2017/2018 Wildfire/Mudslide Events are made, whichever comes earlier. If the CPUC has not made determinations regarding cost recovery by August 31, 2025, SCE is permitted to file another application for a waiver of compliance with its equity ratio requirement. While the exclusion is in place, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018 would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter. For further information, see "Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

Note 2. Debt and Equity Financing

Long-Term Debt

At December 31, 2023, Edison International Parent had $500 million of 3.55% senior notes due in 2024, $400 million of 4.95% senior notes and $400 million of 4.70% senior notes due in 2025, $600 million of 5.75% senior notes due in 2027, $550 million of 4.125% senior notes and $600 million of 5.25% senior notes due in 2028, $550 million 6.95% senior notes due in 2029, $500 million of 8.125% junior subordinated notes due in 2053 and $450 million of 7.875% junior subordinated notes due in 2054.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facility at December 31, 2023:

(in millions)
Commitment	$1,500
Outstanding borrowings	246
Amount available	$1,254

In May 2023, Edison International Parent amended its revolving credit facility to extend the termination date to May 2027, with two additional one-year extension options. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained.

The debt covenant in Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio of less than or equal to 0.70 to 1. At December 31, 2023, Edison International's consolidated debt to total capitalization ratio was 0.63 to 1.

Common Stock Issuances

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the twelve months ended December 31, 2023, 1,151,964 shares of common stock were issued as stock compensation awards for net cash receipts of $58 million, 259,109 shares of new common stock were issued in lieu of distributing $18 million to shareholders opting to receive dividend payments in the form of additional common stock, 144,200 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $10 million, 105,218 shares of common stock were issued to employees through voluntary cash purchases for net cash receipts of $7 million and 55,923 shares of common stock were issued to employees through the ESPP for net cash receipts of $4 million.

During the twelve months ended December 31, 2022, 1,253,049 shares of common stock were issued as stock compensation awards for net cash receipts of $57 million, 273,642 shares of new common stock were issued in lieu of distributing $18 million to shareholders opting to receive dividend payments in the form of additional common stock, 157,000 shares of common stock were purchased by employees through the 401(k) defined contribution savings plan for net cash receipts of $10 million as dividend payments, 109,750 shares of common stock were issued to employees through voluntary cash purchases for net cash receipts of $7 million and 36,912 shares of common stock were issued to employees through the ESPP for net cash receipts of $2 million.

As of December 31, 2023, Edison International had not issued any shares through its "at-the-market"("ATM") program established in August 2022. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $500 million. Edison International has no obligation to sell the remaining available shares available under the ATM program.

Preferred Stock

As of December 31, 2023, Edison International has 1,159,317 shares of 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") and 532,454 shares of 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") outstanding, each with a liquidation value of $1,000 per share. The dividends are payable on a semi-annual basis and will be reset every five years beginning on March 15, 2026 and March 15, 2027, for Series A Preferred Stock and Series B Preferred Stock, respectively, to equal the then-current five-year U.S. Treasury rate plus a spread.

In November 2023, Edison International, through a tender offer, repurchased 61,497 shares of its Series A Preferred Stock and 84,223 shares of its Series B Preferred Stock for an average price of $925 and $904 per share, respectively, including accrued and unpaid dividends. The aggregate amount paid was $57 million for Series A Preferred Stock and $76 million for Series B Preferred Stock. In December 2023, Edison International repurchased 29,186 shares of its Series A Preferred Stock and 133,323 shares of its Series B Preferred Stock on the open market for an average price of $971 and $955 per share, respectively, including accrued and unpaid dividends. The aggregate amount paid was $28 million for Series A Preferred Stock and $127 million for Series B Preferred Stock. Edison International recognized a total net gain of $16 million from the tender offer and open market repurchases, reflected in "Preferred stock dividend requirements of Edison International" on the condensed statements of income.

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

Note 3. Related-Party Transactions

Edison International's Parent expense from services provided by SCE was $2 million in 2023, $2 million in 2022 and $2 million in 2021. Edison International Parent's interest expense from loans due to affiliates was $2 million in 2023, $3 million in 2022 and $5 million in 2021. Edison International Parent had current related-party receivables of $400 million and $389 million and current related-party payables of $185 million and $166 million at December 31, 2023 and 2022, respectively. Edison International Parent had long-term related-party receivables of $8 million at December 31, 2022, and long-term related-party payables of $112 million and $130 million at December 31, 2023 and 2022, respectively.

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

EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY
By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 22, 2024	Date:	February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title
A. Principal Executive Officers
Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)
Steven D. Powell*	President and Chief Executive Officer and Director (Southern California Edison Company)
B. Principal Financial Officers
Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)
Aaron D. Moss*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)
C. Principal Accounting Officers
/s/ Kara G. Ryan	Vice President, Chief Accounting Officer and Controller (Edison International)
Kara G. Ryan
/s/ Kara G. Ryan	Vice President, Chief Accounting Officer and Controller (Southern California Edison Company)
Kara G. Ryan
D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)
Jeanne Beliveau-Dunn*	Director
Michael C. Camuñez*	Director
Vanessa C.L. Chang*	Director
James T. Morris*	Director
Timothy T. O'Toole*	Director
Pedro J. Pizarro*	Director
Steven D. Powell (SCE only)*	Director
Marcy L. Reed*	Director
Carey A. Smith*	Director
Linda G. Stuntz*	Director
Peter J. Taylor*	Chair of the Edison International Board and Director
Keith Trent*	Director

*By:	/s/ Kara G. Ryan	*By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Attorney-in-fact for EIX Directors and Officers)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 22, 2024	Date:	February 22, 2024