Form 10-Q
period 2024-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2024-04-30
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of April 23, 2024:
Edison International	384,753,060 Shares
Southern California Edison Company	434,888,104 Shares

i

EXHIBITS	66	Part II, Item 6
SIGNATURES	67

This combined Form 10-Q is separately filed by Edison International and SCE. Information contained in this document relating to SCE is filed by Edison International and separately by SCE. SCE makes no representation as to information relating to Edison International or its subsidiaries, except as it may relate to SCE and its subsidiaries.

GLOSSARY

The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2023 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2023
2023 MD&A	Edison International's and SCE's MD&A for the calendar year 2023, which was included in the 2023 Form 10-K
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	$1.6 billion in wildfire risk mitigation capital expenditures that SCE has excluded from the equity portion of SCE's rate base as required under AB 1054
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
Other 2017/2018 Wildfires

Collectively, all the wildfires that originated in Southern California in 2017 or 2018 where

SCE's equipment has been or may be alleged to be associated with the fire's ignition, except for the Thomas Fire, the Koenigstein Fire and the Woolsey Fire

Other Wildfires	Collectively, the Other 2017/2018 Wildfires and the Post-2018 Wildfires
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
Post-2018 Wildfires	Collectively, all the wildfires that originated in Southern California after 2018 where SCE's equipment has been or may be alleged to be associated with the fire's ignition
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
RPS	California's Renewables Portfolio Standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SCE Recovery Funding LLC	a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	an agreement dated October 21, 2021 between SCE and the SED regarding the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
Track 2	Track 2 of the 2021 GRC, which addressed the reasonableness of wildfire mitigation costs incurred in 2018 and 2019 that were incremental to amounts authorized in the 2018 GRC
Track 3	Track 3 of the 2021 GRC, which addressed the reasonableness of wildfire mitigation costs incurred in 2020 that were incremental to amounts authorized in the 2018 GRC
Track 4	Track 4 of the 2021 GRC, which addressed SCE's revenue requirement for 2024
Trio

Edison Energy, LLC, an indirect wholly-owned non-utility subsidiary of Edison International, a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers doing business as "Trio"

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

v

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," "targets," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, timely or at all, including uninsured wildfire-related and debris flow-related costs (including amounts paid for self-insured retention and co-insurance), costs incurred to mitigate the risk of utility equipment causing future wildfires, costs incurred as a result of the COVID-19 pandemic, and increased costs due to supply chain constraints, inflation and rising interest rates;
●	impact of affordability of customer rates on SCE’s ability to execute its strategy, including the impact of affordability on the regulatory approval of operations and maintenance expenses, and proposed capital investment projects;
●	ability of SCE to implement its operational and strategic plans, including its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
●	ability of SCE to obtain safety certifications from OEIS;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard clarified by AB 1054;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety

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

Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2023 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2023 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE post or provide direct links to (i) certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings in a section titled "SCE Regulatory Highlights," (ii) certain documents and information related to Southern California wildfires which may be of interest to investors in a section titled "Southern California Wildfires," and (iii) presentations, documents and information that may be of interest to investors in a section titled "Presentations and Updates" at www.edisoninvestor.com in order to publicly disseminate such information. The reports, presentations, documents and information contained on, or connected to, the Edison International investor website are not deemed part of, and are not incorporated by reference into, this report.

The MD&A for the three months ended March 31, 2024 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2023 and as compared to the three months ended March 31, 2023. This discussion presumes that the reader has read or has access to the 2023 MD&A.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

Highlights of Operating Results

Edison International is the ultimate parent holding company of SCE and Edison Energy, LLC, doing business as Trio ("Trio") beginning in 2024. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area across Southern, Central and Coastal California. Trio is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Trio's business activities are currently not material to report as a separate business segment.

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

Beginning July 1, 2023, SCE implemented a customer-funded wildfire self-insurance program. With the commencement of this program, Edison International and SCE no longer consider claims-related losses for wildfires to be representative of ongoing earnings and are treating such costs as non-core items prospectively. For additional information on the customer-funded self-insurance program, see "Management Overview—Customer-Funded Self-Insurance" in the 2023 MD&A.

	Three months ended
	March 31,
(in millions)	2024	2023	Change
Net income (loss) available to Edison International
SCE	$65	$370	$(305)
Edison International Parent and Other	(76)	(60)	(16)
Edison International	(11)	310	(321)
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(467)	(90)	(377)
Other Wildfires claims and expenses, net of recoveries[1]	(119)	—	(119)
Wildfire Insurance Fund expense	(36)	(52)	16
2021 NDCTP probable disallowance	—	(30)	30
Income tax benefit[2]	174	48	126
Edison International Parent and Other
Customer revenues for EIS insurance contract, net of (claims)	(1)	22	(23)
Income tax expense[2]	—	(4)	4
Total non-core items	(449)	(106)	(343)
Core earnings (loss)
SCE	513	494	19
Edison International Parent and Other	(75)	(78)	3
Edison International	$438	$416	$22
1	Charges of $4 million related to claims from wildfires ignited prior to July 1, 2023 are included in core earnings for the three months ended March 31, 2023. Core earnings in periods before the third quarter of 2023 have not been recast to exclude these charges.
2	SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; customer revenues (claims) for EIS insurance contract are tax-effected at the federal statutory rate of 21%.

Edison International's first quarter 2024 earnings decreased $321 million from the first quarter of 2023, resulting from a decrease in SCE's earnings of $305 million and an increase in Edison International Parent and Other's loss of $16 million. SCE's lower net income consisted of $324 million of higher non-core loss, partially offset by $19 million of higher core earnings. Edison International Parent and Other's loss increased due to $19 million of lower non-core earnings, partially offset by $3 million of lower core loss.

The increase in SCE's core earnings for the three months ended March 31, 2024 from the same period in 2023 was primarily due to higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism, partially offset by higher interest expense.

The decrease in Edison International Parent and Other's core loss for the three months ended March 31, 2024 was primarily due to lower preferred dividends and lower operating expenses, partially offset by higher interest expense.

Consolidated non-core items for the three months ended March 31, 2024 and 2023 primarily included:

●	Charges of $467 million ($336 million after-tax) recorded in 2024 and $90 million ($65 million after-tax) recorded in 2023 for 2017/2018 Wildfire/Mudslide Events claims and related legal expenses, net of expected regulatory recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $119 million ($86 million after-tax) recorded in 2024 for Other Wildfires claims and related legal expenses, net of expected insurance and regulatory recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.

●	Charges of $36 million ($26 million after-tax) recorded in 2024 and $52 million ($38 million after-tax) recorded in 2023 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	A charge of $30 million ($21 million after-tax) recorded in 2023 for a probable disallowance related to the reasonableness review of recorded San Onofre Units 2 and 3 decommissioning costs in the 2021 NDCTP.
●	Expected wildfire claims of $1 million ($1 million after-tax) insured by EIS recorded in 2024 and customer revenues of $22 million ($18 million after-tax) related to an EIS insurance contract recorded in 2023. See "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.

See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.

2025 General Rate Case

As discussed in the 2023 10-K, SCE filed its 2025 GRC application with the CPUC in May 2023, for the four-year period 2025 – 2028. In its application, SCE requested that the CPUC authorize a test year 2025 revenue requirement of approximately $10.3 billion. This represents a $1.9 billion, or 23% increase over the approximately $8.4 billion 2024 revenue requirement adopted in Track 4, prior to adjustments for updated operations and maintenance escalation rates, the CPUC's decisions to adopt SCE's 2023 to 2025 cost of capital, and expanded customer-funded self-insurance for wildfire-related claims.

In February 2024, intervenors to the 2025 GRC proceeding, including the CPUC Public Advocates Office ("Cal Advocates") and The Utility Reform Network ("TURN"), submitted testimony in response to SCE's application. Cal Advocates and TURN recommended reductions to SCE's requests for load growth investments, infrastructure replacement, targeted undergrounding, and other areas of SCE's application.

Cal Advocates proposed a test year 2025 revenue requirement of approximately $9.3 billion, representing an increase of approximately 11% over the 2024 revenue requirement adopted in Track 4. While TURN did not calculate a test year 2025 revenue requirement in connection with its proposals, SCE estimates that TURN's proposals would result in a test year 2025 revenue requirement of approximately 12% over the 2024 revenue requirement adopted in Track 4.

On April 15, 2024, SCE served rebuttal testimony responding to intervenor testimony. SCE updated its test year 2025 revenue requirement to approximately $10.1 billion or an increase of 21% over the 2024 revenue requirement adopted in Track 4. The rebuttal testimony also proposed revenue requirement increases of approximately $600 million, $650 million, and $630 million in 2026, 2027 and 2028, respectively.

Capital Program

Total capital expenditures (including accruals) were $1.2 billion and $1.3 billion for the first three months ended March 31, 2024 and 2023, respectively. As discussed in 2023 Form 10-K, SCE forecasts total capital expenditures ranging from $32.2 billion to $37.5 billion for 2024 – 2028, and weighted average annual rate base from $43.0 billion to $60.6 billion for 2024 – 2028. These capital program and rate base projections incorporate the amounts requested in the 2025 GRC application and do not reflect subsequent updates included in SCE's rebuttal testimony. For further information regarding the capital expenditures, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview—Capital Program" in the 2023 MD&A.

Southern California Wildfires and Mudslides

2017/2018 Wildfire/Mudslide Events

As discussed in the 2023 Form 10-K, multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously entered into settlements with a number of local public entities and subrogation plaintiffs in the TKM and Woolsey litigations and under the SED Agreement. In addition, SCE has also entered into settlements with approximately 13,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation.

Management’s first quarter 2024 review of its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events, included a review of information received during the quarter about outstanding claims, including demands from most of the individual plaintiffs who have opted into the Woolsey Fire mediation program, and from settling claims through the quarter. As a result of management's review, a $490 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of March 31, 2024 was recorded. As a result, SCE recorded expected recoveries through FERC electric rates of $27 million against the charge. The resulting net charge to earnings was $463 million ($333 million after-tax). The increase was primarily driven by information obtained during the quarter related to the Woolsey Fire mediation program, in which plaintiffs who had previously opted-in to the program were required to submit their demands by a deadline in February 2024. While a limited number of plaintiffs received extensions, the demands received prior to the deadline revealed that more plaintiffs intend to continue to pursue claims than expected and that plaintiffs are seeking higher damages than expected. Additionally, settlement outcomes during the quarter exceeded previously estimated values. Management believes that adverse jury verdicts in wildfire litigation against utilities outside of California and increasingly negative jury sentiments in general litigation combined with the current procedural schedule in the underlying litigation proceedings have led to more plaintiffs continuing to pursue claims than expected and to plaintiffs demanding greater settlement values.

Through March 31, 2024, SCE has accrued estimated losses of $9.9 billion, recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through FERC electric rates of $440 million, $376 million of which has been collected, related to the 2017/2018 Wildfire/Mudslide Events claims. The after-tax net charges to earnings recorded through March 31, 2024 have been $5.4 billion.

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed as the claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation processes, uncertainties related to the impact of outcomes of wildfire litigation against other parties and increasingly negative jury sentiments in general litigation, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

As of March 31, 2024, SCE had paid $8.8 billion under executed settlements and had $200 million to be paid under executed settlements, including $60 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through March 31, 2024, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $831 million. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek CPUC-jurisdictional rate recovery of prudently incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance and FERC-jurisdictional recoveries, other than for any obligations under the SED Agreement. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of approximately $6.9 billion of uninsured claims by filing applications with the CPUC. In August 2023, SCE filed the first of such cost recovery applications to seek rate recovery of $2.4 billion of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of $2.0 billion of uninsured claims and $0.4 billion of associated costs, including legal fees and financing costs. In its filing, SCE is also seeking capital recovery of approximately $65 million in restoration costs. SCE targets the third quarter of 2024 for the filing of its application to seek CPUC-jurisdictional rate recovery of approximately $5 billion of uninsured claims related to the Woolsey Fire. In its application, SCE will also seek associated costs, including legal fees, financing costs and restoration costs. SCE's plans with respect to this filing may be delayed or modified. Because the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area is the only directly comparable precedent available, SCE believes that there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire claims related cost-recovery proceedings for fires ignited prior to the adoption of AB 1054 on July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates.

For further information on Southern California Wildfires and Mudslides, see "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054," "Business—Southern California Wildfires" in the 2023 Form 10-K and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended March 31, 2024 versus March 31, 2023

	Three months ended March 31, 2024			Three months ended March 31, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,449	$1,615	$4,064	$2,233	$1,717	$3,950
Purchased power and fuel	—	1,008	1,008	—	1,318	1,318
Operation and maintenance	690	601	1,291	670	411	1,081
Wildfire-related claims, net of insurance recoveries	614	—	614	96	—	96
Wildfire Insurance Fund expense	36	—	36	52	—	52
Depreciation and amortization	690	11	701	649	7	656
Property and other taxes	149	4	153	137	2	139
Total operating expenses	2,179	1,624	3,803	1,604	1,738	3,342
Operating income (loss)	270	(9)	261	629	(21)	608
Interest expense	(360)	(14)	(374)	(295)	(5)	(300)
Other income, net	112	23	135	94	26	120
Income before income taxes	22	—	22	428	—	428
Income tax (benefit) expense	(84)	—	(84)	29	—	29
Net income	106	—	106	399	—	399
Less: Preference stock dividend requirements	41	—	41	29	—	29
Net income available to common stock	$65	$—	$65	$370	$—	$370

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $216 million is primarily due to:
●	Higher CPUC-related revenue of $173 million due to the higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism. See "Liquidity and Capital Resources—SCE" for more information.
●	Higher CPUC-related revenue of $63 million due to higher wildfire mitigation expenses authorized for recovery in 2024 as compared to 2023. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	Higher FERC-related revenue of $28 million due to higher wildfire-related claims and expenses to be recovered in FERC revenues.
●	Lower CPUC-related revenue of $37 million related to CSRP revenue requirement approved in 2023.
●	Higher operation and maintenance expenses of $20 million is primarily due to:
●	Higher expense of $45 million related to wildfire mitigation expenses authorized for recovery in 2024 as compared to 2023 (offset in revenue above).
●	Higher expenses of $35 million primarily related to inspections and maintenance.
●	Lower expenses of $30 million related to CSRP revenue requirement approved in 2023 (offset in revenue above).
●	In 2023, SCE recognized a probable disallowance of $30 million related to the 2021 NDCTP.

●	Charges for wildfire-related claims, net of insurance recoveries, were $614 million and $96 million in 2024 and 2023, respectively, related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Lower wildfire insurance fund amortization expense of $16 million due to the change in the estimated life of the Wildfire Insurance Fund, which increased the amortization period of SCE's contributions in 2024. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Higher depreciation and amortization expense of $41 million primarily due to increased plant balances and recognition of $16 million of previously deferred wildfire mitigation depreciation expensed in 2024 (offset in revenue above).
●	Higher property and other taxes of $12 million primarily due to higher property assessed value in 2024.
●	Higher interest expense of $65 million primarily due to higher interest rates on long-term debt and balancing account overcollections, as well as increased long-term borrowings.
●	Higher other income of $18 million primarily due to higher equity allowance for funds used during construction.
●	See "Income Taxes" below for the explanation of the $113 million increase in income tax benefits.
●	Higher preference stock dividend requirements of $12 million primarily due to increased preference stock outstanding.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Lower purchased power and fuel costs of $310 million, primarily due to lower purchased power and gas prices and lower purchased gas volumes, partially offset by hedging activities.
●	Higher operation and maintenance costs of $190 million primarily due to:
●	Higher expenses of $229 million due to the recognition of previously deferred wildfire mitigation expenses in 2024.
●	Higher expenses of $38 million primarily due to higher expected uncollectible expenses in 2024.
●	Lower insurance costs of $97 million due SCE's expanded use of customer-funded self-insurance. See "Management Overview—Customer-Funded Self-Insurance" in the 2023 Form 10-K.

Supplemental Operating Revenue Information

As a result of the CPUC-authorized decoupling mechanism, SCE revenues are not affected by changes in volume of retail electricity sales.

Income Taxes

Higher income tax benefit of $113 million for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by the decrease in pre-tax income. The effective tax rates were (381.8)% and 6.8% for the three months ended March 31, 2024 and 2023, respectively. SCE's effective tax rate is below the federal statutory rate of 21% for 2024 and 2023 primarily due to the CPUC's flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred tax expense/benefit.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable as segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,
(in millions)	2024	2023
Edison International Parent and Other net loss	$(54)	$(34)
Less: Preferred stock dividend requirements	22	26
Edison International Parent and Other net loss attributable to common shareholders	$(76)	$(60)

The net loss attributable to common shareholders from operations of Edison International Parent and Other increased $16 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to lack of earnings from an EIS insurance contract and higher interest expense, partially offset by lower preferred dividends and lower operating expenses.

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

In January 2024, SCE issued $500 million of first and refunding mortgage bonds due in 2027 and $900 million of first and refunding mortgage bonds due in 2034. In March 2024, SCE issued $600 million of first and refunding mortgage bonds due in 2026, $600 million of first and refunding mortgage bonds due in 2029 and $400 million of first and refunding mortgage bonds due in 2054. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." The proceeds were used to fund and refinance debt for the payment of wildfire claims and related expenses above the amount of insurance proceeds, repay commercial paper borrowings, and for general corporate purposes.

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

As discussed in the 2023 Form 10-K, the cost of capital adjustment mechanism set by the CPUC provides for an adjustment to SCE's authorized cost of capital that, when triggered, will impact SCE's results of operations and cash flows. In 2023, the cost of capital adjustment mechanism was triggered and resulted in an increase to SCE's 2024 GRC-related revenue requirement by $201 million. Certain parties have sought review or suspension of the 2024 adjustment. In March 2024, the CPUC issued a proposed decision denying the parties' petition for modification to suspend the adjustment. The cost of capital adjustment mechanism's current benchmark is the 12-month, October 1, 2022 through September 30, 2023, average Moody's Baa utility bond yield of 5.78%. If the difference between the benchmark and the average of the same index for the 12-month period from October 1, 2023 to September 30, 2024 exceeds 100-basis points, SCE's CPUC-authorized ROE will be adjusted for 2025 by half the amount of the difference (up or down). The average Moody's Baa utility bond yield between October 1, 2023 and April 23, 2024 was 5.99%. For further information see "Business—SCE— Overview of Ratemaking Process" in the 2023 Form 10-K.

For restrictions on SCE's ability to pay dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" in the 2023 Form 10-K.

Available Liquidity

At March 31, 2024, SCE had cash on hand of $850 million and approximately $2.8 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2027 and the aggregate maximum principal amount may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also has standby letters of credit with total capacity of $625 million, and the unused amount was $525 million as of March 31, 2024. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At March 31, 2024, SCE's debt to total capitalization ratio was 0.58 to 1.

At March 31, 2024, SCE was in compliance with all financial covenants that affect access to capital.

Regulatory Proceedings

Wildfire-related Regulatory Proceedings

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

2021 GRC Wildfire Mitigation Memorandum Account Balances

In June 2022, SCE filed an application with the CPUC requesting reasonableness review of the incremental costs incurred in 2021 related to non-WCCP wildfire mitigation and vegetation management activities, requesting a total revenue requirement of approximately $327 million plus ongoing capital-related revenue requirements. In March 2024, the CPUC issued a decision fully authorizing SCE's requested revenue requirement. The revenue requirements will be amortized in rates over 12 months.

2020 Emergency Wildfire Restoration

As discussed in the 2023 MD&A, SCE filed a catastrophic event memorandum account application in 2022 primarily related to restoration efforts related to multiple 2020 wildfires. In April 2024, the CPUC issued a proposed decision which, if adopted, would approve the recovery of SCE's capital request of $312 million and operation and maintenance expenses of $200 million, resulting in a revenue requirement of $191 million plus ongoing capital-related revenue requirements. The revenue requirements would be amortized in rates over a 12-month period.

Multi-year Wildfire Mitigation and Catastrophic Events Filing ("WMCE Filing")

In April 2024, SCE filed its WMCE filing, seeking to recover incremental operating and maintenance expenses of $320 million and incremental capital expenditures of $702 million, primarily associated with 2019 – 2023 incremental WCCP capital expenditures recorded in the wildfire risk mitigation balancing account, 2023 operations and maintenance and capital expenditures incremental to amounts authorized in wildfire mitigation accounts and the vegetation management balancing account, incremental storm-related costs associated with certain 2020 – 2022 events recorded in the catastrophic event memorandum account, and certain wildfire liability insurance premium expenses recorded to the wildfire expense memorandum account, which were denied without prejudice in a previous decision. SCE requested an expedited schedule with a final decision in 2025.

Capital Investment Plan

Major Transmission and Utility Owned Storage Projects

Riverside Transmission Reliability Project

As discussed in the 2023 MD&A, the City of Norco filed a petition for modification ("PFM") to modify the CPUC decision approving the project and reopen the record to reconsider full undergrounding during 2023. In March 2024, the CPUC denied the PFM.

Eldorado-Lugo-Mohave Upgrade Project

As discussed in the 2023 MD&A, additional work is required to mitigate the impact of the project on nearby natural gas transmission lines and a further Petition for Modification is expected to be filed to include reasonable and prudent costs of the mitigation work. SCE expects the project to be in service in 2025. See "Liquidity and Capital Resources—SCE—Capital Investment Plan" in the 2023 Form 10-K for further information.

Utility Owned Storage

As discussed in the 2023 MD&A, in October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory with an aggregate capacity of 537.5 MW, consisting of a 225 MW project, a 200 MW project and a 112.5 MW project, and an in-service date of August 1, 2022. Ameresco has advised SCE that it currently expects all three projects to be in-service before the end of July 2024.

Decommissioning of San Onofre

As discussed in the 2023 Form 10-K, in February 2022, SCE filed the 2021 NDCTP with the CPUC to request reasonableness review of approximately $570 million (SCE share in 2022 dollars) of recorded San Onofre Units 2 and 3 decommissioning costs incurred during the period 2018 to 2020. In May 2023, SCE entered into a settlement with the relevant intervenors under which, subject to CPUC approval, SCE agreed to a disallowance in the 2021 NDCTP of approximately $30 million. SCE has accrued for this disallowance.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at March 31, 2024 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2024, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel derivative contracts.

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

(in millions)
Collateral posted as of March 31, 2024[1]	$266
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	53
Incremental collateral requirements for SCE's financial hedging activities resulting from adverse market price movement[3]	123
Posted and potential collateral requirements	$442
[1]	Net collateral provided to counterparties and other brokers consisted of $124 million in letters of credit and surety bonds and $142 million of cash collateral.
[2]

Represents potential collateral requirements for accounts payable and mark-to-market valuation at March 31, 2024. Requirement varies throughout the period and is generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2024 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.

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

At March 31, 2024, Edison International Parent and Other had cash on hand of $142 million and $1.2 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2027 and the aggregate maximum principal amount may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to preferred and common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of

Significant Accounting Policies—SCE Dividends" in the 2023 Form 10-K. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.

Edison International's ability to declare and pay common dividends may be restricted under the terms of its Series A and Series B Preferred Stock. For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity" in the 2023 Form 10-K.

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At March 31, 2024, Edison International's consolidated debt to total capitalization ratio was 0.64 to 1.

At March 31, 2024, Edison International Parent was in compliance with all financial covenants that affect access to capital.

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

Edison International Income Taxes

Inflation Reduction Act of 2022

On August 16, 2022, the IRA was signed into law. The law imposes a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a specified 3-year period. The CAMT was effective beginning January 1, 2023. Based on the current interpretation of the law and historical financial data, Edison International estimates that it will exceed the $1.0 billion threshold and be subject to CAMT on its consolidated federal tax returns beginning in 2026. SCE expects to be subject to CAMT on its stand-alone Federal return beginning in 2025.

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

Historical Cash Flows

SCE

	Three months ended March 31,
(in millions)	2024	2023
Net cash provided by (used in) operating activities	$1,086	$(20)
Net cash provided by financing activities	934	1,249
Net cash used in investing activities	(1,276)	(1,305)
Net increase (decrease) in cash, cash equivalents and restricted cash	$744	$(76)

Net Cash Provided by (used in) Operating Activities

The following table summarizes major categories of net cash for operating activities as provided in more detail in SCE's consolidated statements of cash flows for the three months ended March 31, 2024 and 2023.

	Three months ended March 31,		Change in cash flows
(in millions)	2024	2023	2024/2023
Net income	$106	$399
Non-cash items[1]	619	719
Subtotal	725	1,118	$(393)
Changes in cash flow resulting from working capital[2]	(286)	(725)	439
Regulatory assets and liabilities	250	(296)	546
Wildfire-related claims[3]	419	(133)	552
Other noncurrent assets and liabilities[4]	(22)	16	(38)
Net cash provided by (used in) operating activities	$1,086	$(20)	$1,106
1	Non-cash items include depreciation and amortization, equity allowance for funds used during construction, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, derivative assets and liabilities and other current assets and liabilities.
3	The amount in 2024 represents an increase in wildfire estimated losses of $670 million, partially offset by payments of $174 million for 2017/2018 Wildfire/Mudslide Events and $77 million for Other Wildfires. The amount in 2023 is primarily related to payments of $221 million for 2017/2018 Wildfire/Mudslide Events and $7 million for Post-2018 Wildfires, partially offset by an increase in wildfire estimated losses of $96 million.
4	Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.

Net cash provided by (used in) operating activities was impacted by the following:

Net income and non-cash items decreased in 2024 by $393 million primarily due to higher wildfire claims and expenses, net of recoveries, and higher interest expense, partially offset by higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism.

The net outflows in cash resulting from working capital were $286 million and $725 million during the three months ended March 31, 2024 and 2023, respectively. Net cash outflows for both years were driven by payments of operating expenses, partially offset by inflows from net decreases in customer receivables and unbilled revenue. In addition, higher cash outflow in 2023 was due to the payment of power purchase contracts executed under high gas prices in late 2022.

Net cash provided by (used in) regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $250 million and $(296) million during the three months ended March 31, 2024 and 2023, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection of amounts through rates and accrual expenditures. Cash inflows of $250 million in 2024 were primarily due to recovery of prior year undercollections and GHG auction revenue received, partially offset by current year undercollections driven by lower sales volume. Cash outflows of $296 million in 2023 were primarily due to the accelerated payments of climate credits to customers, partially offset by GHG auction revenue received.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the three months ended March 31, 2024 and 2023, respectively. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Three months ended March 31,
(in millions)	2024	2023
Issuances of long-term debt, net of discount and issuance costs	$2,976	$1,186
Long-term debt repaid or repurchased	(601)	(1)
Short-term debt repaid	(375)	—
Commercial paper (repayments) borrowing, net	(656)	431
Payment of common stock dividends to Edison International Parent	(360)	(350)
Payment of preference stock dividends	(43)	(29)
Other	(7)	12
Net cash provided by financing activities	$934	$1,249

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to total capital expenditures of $1.3 billion for both the three months ended March 31, 2024 and 2023. In addition, SCE had a net redemption of nuclear decommissioning trust investments of
$1 million and $19 million during the three months ended March 31, 2024 and 2023, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,
(in millions)	2024	2023
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$28	$21
SCE's decommissioning costs	(32)	(57)
Net cash provided by investing activities:
Proceeds from sale of investments	1,258	951
Purchases of investments	(1,257)	(932)
Net cash outflow	$(3)	$(17)

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($32 million and $57 million in 2024 and 2023, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($48 million and $40 million in 2024 and 2023, respectively). The net cash outflow in 2024 also includes a contribution of $19 million from SCE to the non-qualified decommissioning trust related to tax benefits received.

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Three months ended March 31,
(in millions)	2024	2023
Net cash used in operating activities	$(43)	$(70)
Net cash provided by financing activities	54	67
Net increase (decrease) in cash, cash equivalents and restricted cash	$11	$(3)

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

●	$43 million and $70 million cash outflows from operating activities in 2024 and 2023, respectively, primarily due to payments relating to interest and operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Three months ended March 31,
(in millions)	2024	2023
Dividends paid to Edison International common shareholders	$(295)	$(277)
Dividends paid to Edison International preferred shareholders	(44)	(52)
Dividends received from SCE	360	350
Long-term debt issuance, net of discount and issuance costs	—	495
Long-term debt repayments	—	(400)
Repayments of short-term debt	(15)	(600)
Preferred stock repurchased	(19)	—
Commercial paper financing, net	34	529
Other	33	22
Net cash provided by financing activities	$54	$67

Contingencies

Edison International's and SCE's material contingencies are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."

MARKET RISK EXPOSURES

Edison International's and SCE's primary market risks are described in the 2023 Form 10-K, and there have been no material changes for the three months ended March 31, 2024. For further discussion of market risk exposures, including commodity price risk and credit risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements and Note 6. Derivative Instruments."

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

For a discussion of Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the 2023 MD&A.

NEW ACCOUNTING GUIDANCE

There have been no material changes in recently issued or adopted accounting standards from those disclosed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance" in the 2023 Form 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended
	March 31,
(in millions, except per-share amounts, unaudited)	2024	2023
Operating revenue	$4,078	$3,966
Purchased power and fuel	1,008	1,318
Operation and maintenance	1,317	1,084
Wildfire-related claims, net of insurance recoveries	615	96
Wildfire Insurance Fund expense	36	52
Depreciation and amortization	702	656
Property and other taxes	155	140
Total operating expenses	3,833	3,346
Operating income	245	620
Interest expense	(444)	(361)
Other income, net	138	119
(Loss) income before income taxes	(61)	378
Income tax (benefit) expense	(113)	13
Net income	52	365
Less: Net income attributable to noncontrolling interests - preference stock of SCE	41	29
Preferred stock dividend requirements of Edison International	22	26
Net (loss) income available to Edison International common shareholders	$(11)	$310
Basic (loss) earnings per share:
Weighted average shares of common stock outstanding	385	383
Basic (loss) earnings per common share available to Edison International common shareholders	$(0.03)	$0.81
Diluted (loss) earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	385	384
Diluted (loss) earnings per common share available to Edison International common shareholders	$(0.03)	$0.81

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended
	March 31,
(in millions, unaudited)	2024	2023
Net income	$52	$365
Other comprehensive income, net of tax:
Foreign currency translation adjustments	—	2
Other comprehensive income, net of tax	—	2
Comprehensive income	52	367
Less: Comprehensive income attributable to noncontrolling interests	41	29
Comprehensive income attributable to Edison International	$11	$338

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	March 31,	December 31,
(in millions, unaudited)	2024	2023
ASSETS
Cash and cash equivalents	$992	$345
Receivables, less allowances of $342 and $360 for uncollectible accounts at respective dates	1,890	2,016
Accrued unbilled revenue	777	742
Inventory	519	527
Prepaid expenses	244	112
Regulatory assets	2,989	2,524
Wildfire Insurance Fund contributions	138	204
Other current assets	329	341
Total current assets	7,878	6,811
Nuclear decommissioning trusts	4,288	4,173
Other investments	62	54
Total investments	4,350	4,227
Utility property, plant and equipment, less accumulated depreciation and amortization of $13,227 and $12,910 at respective dates	56,483	55,877
Nonutility property, plant and equipment, less accumulated depreciation of $116 and $114 at respective dates	205	207
Total property, plant and equipment	56,688	56,084
Regulatory assets (include $1,547 and $1,558 related to VIEs at respective dates)	8,806	8,897
Wildfire Insurance Fund contributions	1,982	1,951
Operating lease right-of-use assets	1,206	1,221
Long-term insurance receivables	499	501
Other long-term assets	2,190	2,066
Total other assets	14,683	14,636
Total assets	$83,599	$81,758

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	March 31,	December 31,
(in millions, except share amounts, unaudited)	2024	2023
LIABILITIES AND EQUITY
Short-term debt	$774	$1,077
Current portion of long-term debt	2,097	2,697
Accounts payable	1,904	1,983
Wildfire-related claims	160	30
Accrued interest	440	390
Regulatory liabilities	988	763
Current portion of operating lease liabilities	119	120
Other current liabilities	1,425	1,538
Total current liabilities	7,907	8,598
Long-term debt (include $1,516 and $1,515 related to VIEs at respective dates)	32,576	30,316
Deferred income taxes and credits	6,669	6,672
Pensions and benefits	412	415
Asset retirement obligations	2,667	2,666
Regulatory liabilities	9,814	9,420
Operating lease liabilities	1,087	1,101
Wildfire-related claims	1,657	1,368
Other deferred credits and other long-term liabilities	3,195	3,258
Total deferred credits and other liabilities	25,501	24,900
Total liabilities	65,984	63,814
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,159,317 and 1,159,317 shares of Series A and 512,454 and 532,454 shares of Series B issued and outstanding at respective dates)	1,654	1,673
Common stock, no par value (800,000,000 shares authorized; 384,735,109 and 383,924,912 shares issued and outstanding at respective dates)	6,361	6,338
Accumulated other comprehensive loss	(9)	(9)
Retained earnings	7,166	7,499
Total Edison International's shareholders' equity	15,172	15,501
Noncontrolling interests – preference stock of SCE	2,443	2,443
Total equity	17,615	17,944
Total liabilities and equity	$83,599	$81,758

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2024	2023
Cash flows from operating activities:
Net income	$52	$365
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	707	676
Equity allowance for funds used during construction	(47)	(36)
Deferred income taxes	(114)	12
Wildfire Insurance Fund amortization expense	36	52
Other	13	8
Nuclear decommissioning trusts	(20)	(19)
Changes in operating assets and liabilities:
Receivables	84	227
Inventory	5	(29)
Accounts payable	(19)	(508)
Tax receivables and payables	(2)	(9)
Other current assets and liabilities	(300)	(329)
Derivative assets and liabilities, net	(17)	(99)
Regulatory assets and liabilities, net	250	(296)
Wildfire-related claims	419	(133)
Other noncurrent assets and liabilities	(4)	28
Net cash provided by (used in) operating activities	1,043	(90)
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $24 and $19 for the respective periods	2,976	1,681
Long-term debt repaid	(601)	(401)
Short-term debt repaid	(390)	(600)
Common stock issued	12	10
Preferred stock repurchased	(19)	—
Commercial paper (repayments) borrowing, net	(622)	960
Dividends and distribution to noncontrolling interests	(43)	(29)
Common stock dividends paid	(295)	(277)
Preferred stock dividends paid	(44)	(52)
Other	14	24
Net cash provided by financing activities	988	1,316
Cash flows from investing activities:
Capital expenditures	(1,279)	(1,324)
Proceeds from sale of nuclear decommissioning trust investments	1,258	951
Purchases of nuclear decommissioning trust investments	(1,257)	(932)
Other	2	—
Net cash used in investing activities	(1,276)	(1,305)
Net increase (decrease) in cash, cash equivalents and restricted cash	755	(79)
Cash, cash equivalents and restricted cash at beginning of period	532	917
Cash, cash equivalents and restricted cash at end of period	$1,287	$838

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended
	March 31,
(in millions, unaudited)	2024	2023
Operating revenue	$4,064	$3,950
Purchased power and fuel	1,008	1,318
Operation and maintenance	1,291	1,081
Wildfire-related claims, net of insurance recoveries	614	96
Wildfire Insurance Fund expense	36	52
Depreciation and amortization	701	656
Property and other taxes	153	139
Total operating expenses	3,803	3,342
Operating income	261	608
Interest expense	(374)	(300)
Other income, net	135	120
Income before income taxes	22	428
Income tax (benefit) expense	(84)	29
Net income	106	399
Less: Preference stock dividend requirements	41	29
Net income available to common stock	$65	$370

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended
	March 31,
(in millions, unaudited)	2024	2023
Net income	$106	$399
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	—
Other comprehensive income, net of tax	1	—
Comprehensive income	$107	$399

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	March 31,	December 31,
(in millions, unaudited)	2024	2023
ASSETS
Cash and cash equivalents	$850	$214
Receivables, less allowances of $341 and $360 for uncollectible accounts at respective dates	1,876	1,981
Accrued unbilled revenue	777	741
Inventory	519	527
Prepaid expenses	243	111
Regulatory assets	2,989	2,524
Wildfire Insurance Fund contributions	138	204
Other current assets	319	331
Total current assets	7,711	6,633
Nuclear decommissioning trusts	4,288	4,173
Other investments	46	38
Total investments	4,334	4,211
Utility property, plant and equipment, less accumulated depreciation and amortization of $13,227 and $12,910 at respective dates	56,483	55,877
Nonutility property, plant and equipment, less accumulated depreciation of $102 and $100 at respective dates	199	201
Total property, plant and equipment	56,682	56,078
Regulatory assets (include $1,547 and $1,558 related to VIEs at respective dates)	8,806	8,897
Wildfire Insurance Fund contributions	1,982	1,951
Operating lease right-of-use assets	1,199	1,214
Long-term insurance receivables	146	157
Long-term insurance receivables due from affiliate	365	355
Other long-term assets	2,109	1,987
Total other assets	14,607	14,561
Total assets	$83,334	$81,483

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	March 31,	December 31,
(in millions, except share amounts, unaudited)	2024	2023
LIABILITIES AND EQUITY
Short-term debt	$511	$831
Current portion of long-term debt	1,597	2,197
Accounts payable	1,899	1,966
Wildfire-related claims	160	30
Accrued interest	361	355
Regulatory liabilities	988	763
Current portion of operating lease liabilities	118	118
Other current liabilities	1,431	1,535
Total current liabilities	7,065	7,795
Long-term debt (include $1,516 and $1,515 related to VIEs at respective dates)	28,555	26,297
Deferred income taxes and credits	8,152	8,126
Pensions and benefits	105	105
Asset retirement obligations	2,667	2,666
Regulatory liabilities	9,814	9,420
Operating lease liabilities	1,081	1,096
Wildfire-related claims	1,657	1,368
Other deferred credits and other long-term liabilities	3,141	3,206
Total deferred credits and other liabilities	26,617	25,987
Total liabilities	62,237	60,079
Commitments and contingencies (Note 12)
Preference stock	2,495	2,495
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,433	8,446
Accumulated other comprehensive loss	(11)	(12)
Retained earnings	8,012	8,307
Total equity	21,097	21,404
Total liabilities and equity	$83,334	$81,483

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2024	2023
Cash flows from operating activities:
Net income	$106	$399
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	707	673
Equity allowance for funds used during construction	(47)	(36)
Deferred income taxes	(85)	28
Wildfire Insurance Fund amortization expense	36	52
Other	8	2
Nuclear decommissioning trusts	(20)	(19)
Changes in operating assets and liabilities:
Receivables	69	235
Inventory	5	(29)
Accounts payable	(7)	(505)
Tax receivables and payables	(2)	(9)
Other current assets and liabilities	(334)	(318)
Derivative assets and liabilities, net	(17)	(99)
Regulatory assets and liabilities, net	250	(296)
Wildfire-related claims	419	(133)
Other noncurrent assets and liabilities	(2)	35
Net cash provided by (used in) operating activities	1,086	(20)
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $24 and $14 for the respective periods	2,976	1,186
Long-term debt repaid	(601)	(1)
Short-term debt repaid	(375)	—
Commercial paper (repayments) borrowing, net	(656)	431
Common stock dividends paid	(360)	(350)
Preference stock dividends paid	(43)	(29)
Other	(7)	12
Net cash provided by financing activities	934	1,249
Cash flows from investing activities:
Capital expenditures	(1,278)	(1,324)
Proceeds from sale of nuclear decommissioning trust investments	1,258	951
Purchases of nuclear decommissioning trust investments	(1,257)	(932)
Other	1	—
Net cash used in investing activities	(1,276)	(1,305)
Net increase (decrease) in cash, cash equivalents and restricted cash	744	(76)
Cash, cash equivalents and restricted cash at beginning of period	398	766
Cash, cash equivalents and restricted cash at end of period	$1,142	$690

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

Edison International is the ultimate parent holding company of Southern California Edison Company ("SCE") and Edison Energy, LLC, doing business as Trio ("Trio") beginning in 2024. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area across Southern, Central and Coastal California. Trio is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Trio's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE, its controlled subsidiaries and a variable interest entity, SCE Recovery Funding LLC., of which SCE is the primary beneficiary. All intercompany transactions have been eliminated from the consolidated financial statements.

Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2023 Form 10-K.

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

The December 31, 2023 financial statement data was derived from the audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements. Certain prior period amounts have been conformed to the current period's presentation, including the separate presentation of accrued interest on Edison International’s and SCE’s consolidated balance sheets.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	March 31,	December 31,	March 31,	December 31,
(in millions)	2024	2023	2024	2023
Money market funds	$123	$199	$—	$78

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	March 31,	December 31,
(in millions)	2024	2023
Edison International:
Cash and cash equivalents	$992	$345
Short-term restricted cash[1]	67	35
Long-term restricted cash[2]	228	152
Total cash, cash equivalents and restricted cash	$1,287	$532
SCE:
Cash and cash equivalents	$850	$214
Short-term restricted cash[1]	64	33
Long-term restricted cash[2]	228	151
Total cash, cash equivalents and restricted cash	$1,142	$398
1	Includes SCE Recovery Funding LLC's restricted cash for payments of senior secured recovery bonds and is reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	The SCE amount represents cash collected for customer-funded wildfire self-insurance and is reflected in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets. See Note 12 for further information.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	March 31, 2024				March 31, 2023
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$347	$17	$364	[2]	$334	$20	$354
Current period provision for uncollectible accounts[1]	60	1	61		20	—	20
Write-offs, net of recoveries	(60)	(2)	(62)		(28)	(2)	(30)
Ending balance	$347	$16	$363	[2]	$326	$18	$344
1	This includes $50 million and $14 million of incremental costs, for the three months ended March 31, 2024 and 2023, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2	Approximately $22 million and $4 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Wildfire Insurance Fund

Based on information available in January of 2024 regarding catastrophic wildfires during 2023, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. After incorporating 2023 expected losses into the historical data for the Monte Carlo simulations, SCE determined that effective in the first quarter of 2024, the life of the Wildfire Insurance Fund increased from 15 to 20 years from the date SCE committed to participate in the Wildfire Insurance Fund. Accordingly, the change resulted in a reduction in wildfire insurance fund expense from $52 million in the three months ended March 31, 2023 to $36 million in the three months ended March 31, 2024.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended March 31,
(in millions, except per-share amounts)	2024	2023
Basic earnings per share:
Net (loss) income available to common shareholders	$(11)	$310
Weighted average common shares outstanding	385	383
Basic (loss) earnings per share	$(0.03)	$0.81
Diluted (loss) earnings per share:
Net (loss) income available to common shareholders	$(11)	$310
Income impact of assumed conversions	—	1
Net (loss) income available to common shareholders and assumed conversions	$(11)	$311
Weighted average common shares outstanding	385	383
Incremental shares from assumed conversions[1]	—	1
Adjusted weighted average shares – diluted	385	384
Diluted (loss) earnings per share	$(0.03)	$0.81
1	Due to the loss reported for the quarter ended March 31, 2024, incremental shares were not included as the effect would be antidilutive.

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 4,202,791 and 4,414,113 shares of common stock for the three months ended March 31, 2024 and 2023, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition

Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.

Regulatory Proceedings

FERC 2024 Formula Rate Update

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

New Accounting Guidance

Accounting Guidance Adopted

No material accounting standards were adopted in 2024.

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

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the three months ended March 31, 2024:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2023	$1,673	$6,338	$(9)	$7,499	$15,501	$2,443	$17,944
Net income	—	—	—	11	11	41	52
Common stock issued	—	11	—	—	11	—	11
Common stock dividends declared ($0.78 per share)	—	—	—	(300)	(300)	—	(300)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($24.418 - $58.854 per share for preference stock)	—	—	—	—	—	(41)	(41)
Noncash stock-based compensation	—	12	—	—	12	—	12
Preferred stock repurchased	(19)	—	—	—	(19)	—	(19)
Balance at March 31, 2024	$1,654	$6,361	$(9)	$7,166	$15,172	$2,443	$17,615

The following table provides Edison International's changes in equity for the three months ended March 31, 2023:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2022	$1,978	$6,200	$(11)	$7,454	$15,621	$1,901	$17,522
Net income	—	—	—	336	336	29	365
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued	—	15	—	—	15	—	15
Common stock dividends declared ($0.7375 per share)	—	—	—	(282)	(282)	—	(282)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(52)	(52)	—	(52)
Dividends to noncontrolling interests ($22.281 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	8	—	—	8	—	8
Balance at March 31, 2023	$1,978	$6,223	$(9)	$7,456	$15,648	$1,901	$17,549

The following table provides SCE's changes in equity for the three months ended March 31, 2024:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2023	$2,495	$2,168	$8,446	$(12)	$8,307	$21,404
Net income	—	—	—	—	106	106
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($24.418 - $58.854 per share)	—	—	—	—	(41)	(41)
Stock-based compensation	—	—	(20)	—	—	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2024	$2,495	$2,168	$8,433	$(11)	$8,012	$21,097

The following table provides SCE's changes in equity for the three months ended March 31, 2023:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789
Net income	—	—	—	—	399	399
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($22.281 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(8)	—	—	(8)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at March 31, 2023	$1,945	$2,168	$8,438	$(8)	$8,264	$20,807

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

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	March 31,	December 31,
(in millions)	2024	2023
Other current assets	$77	$53
Regulatory assets: non-current	1,547	1,558
Regulatory liabilities: current	32	34
Current portion of long-term debt[1]	47	47
Other current liabilities	20	6
Long-term debt[1]	1,516	1,515
1	The bondholders have no recourse to SCE. The long-term debt balance is net of unamortized debt issuance costs.

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

As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts,

SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2023 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,642 MW and 3,844 MW at March 31, 2024 and 2023, respectively. The amounts that SCE paid to these projects were $157 million and $170 million for the three months ended March 31, 2024 and 2023, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

Unconsolidated Trusts of SCE

SCE Trust II, Trust III, Trust IV, Trust V, Trust VI and Trust VII were utilized in 2013, 2014, 2015, 2016, 2017 and 2023 respectively, for the exclusive purpose of issuing the 5.10%, 5.75%, 5.375%, 5.45%, 5.00% and 7.50% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust II, Trust III, Trust IV, Trust V, Trust VI and Trust VII issued to the public trust securities in the face amounts of $400 million, $275 million, $325 million, $300 million, $475 million and $550 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series G, Series H, Series J, Series K, Series L and Series M Preference Stock issued by SCE in the principal amounts of $400 million, $275 million, $325 million, $300 million, $475 million and $550 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.

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

The Trust II, Trust III, Trust IV, Trust V, Trust VI and Trust VII balance sheets as of March 31, 2024 and December 31, 2023 consisted of investments of $220 million, $275 million, $325 million, $300 million, $475 million and $550 million in the Series G, Series H, Series J, Series K, Series L and Series M Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, $475 million and $550 million of trust securities, respectively, and $10,000 each of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended March 31,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI	Trust VII
2024
Dividend income	$3	$4	$4	$4	$6	$10
Dividend distributions	3	4	4	4	6	10
2023
Dividend income	$3	$4	$4	$4	$6	$—
Dividend distributions	3	4	4	4	6	—

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2024 and December 31, 2023, nonperformance risk was not material for Edison International or SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2024
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$3	$80	$(3)	$80
Money market funds and other	—	22	—	—	22
Nuclear decommissioning trusts:
Stocks[2]	1,750	—	—	—	1,750
Fixed Income[3]	861	1,499	—	—	2,360
Short-term investments, primarily cash equivalents	307	39	—	—	346
Subtotal of nuclear decommissioning trusts[4]	2,918	1,538	—	—	4,456
Total assets	2,918	1,563	80	(3)	4,558
Liabilities at fair value
Derivative contracts	—	94	—	(94)	—
Total liabilities	—	94	—	(94)	—
Net assets	$2,918	$1,469	$80	$91	$4,558

	December 31, 2023
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$3	$91	$(3)	$91
Money market funds and other	78	22	—	—	100
Nuclear decommissioning trusts:
Stocks[2]	1,658	—	—	—	1,658
Fixed Income[3]	923	1,421	—	—	2,344
Short-term investments, primarily cash equivalents	169	104	—	—	273
Subtotal of nuclear decommissioning trusts[4]	2,750	1,525	—	—	4,275
Total assets	2,828	1,550	91	(3)	4,466
Liabilities at fair value
Derivative contracts	—	77	—	(77)	—
Total liabilities	—	77	—	(77)	—
Net assets	$2,828	$1,473	$91	$74	$4,466
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 76% and 75% SCE's equity investments were in companies located in the United States at March 31, 2024 and December 31, 2023, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $105 million and $106 million at March 31, 2024 and December 31, 2023, respectively.
4	Excludes net payables of $168 million and $102 million at March 31, 2024 and December 31, 2023, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2024	2023
Fair value of net assets at beginning of period	$91	$63
Settlements	—	(12)
Total realized/unrealized losses[1]	(11)	(4)
Fair value of net assets at end of period	$80	$47
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

There were no material transfers into or out of Level 3 during 2024 and 2023.

The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value		Significant		Weighted
	(in millions)		Unobservable	Range	Average
	Assets	Liabilities	Input	(per MWh)	(per MWh)
Congestion revenue rights
March 31, 2024	$80	$—	CAISO CRR auction prices	($14.15) - $3,775.52	$3.05
December 31, 2023	91	—	CAISO CRR auction prices	(6.44) - 16,574.36	2.74

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

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $123 million and $121 million at March 31, 2024 and December 31, 2023, respectively. Assets measured at fair value and classified as Level 2 consisted of short-term investments of $1 million and $2 million at March 31, 2024 and December 31, 2023, respectively. There are no securities classified as Level 3 for Edison International Parent and Other.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	March 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$34,673	$32,472	$33,013	$31,315
SCE	30,152	27,881	28,494	26,712
1	Carrying value is net of debt issuance costs.
2	The fair value of long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

During the three months ended March 31, 2024, SCE issued the following first and refunding mortgage bonds:

Description	Month of Issuance	Rate	Maturity Date	Amount (in millions)
Series 2024A	January 2024	4.875%	2027	$500
Series 2024B	January 2024	5.20%	2034	900
Series 2024C	March 2024	5.35%	2026	600
Series 2024D	March 2024	5.15%	2029	600
Series 2024E	March 2024	5.75%	2054	400

The proceeds were used to fund and refinance debt for the payment of wildfire claims and related expenses above the amount of insurance proceeds, repay commercial paper borrowings, and for general corporate purposes.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at March 31, 2024:

(in millions, except for rates)
Borrower	Termination Date	Secured Overnight Financing Rate ("SOFR") plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2027	128	$1,500	$263	$—	$1,237
SCE[2,3]	May 2027	108	3,350	512	17	2,821
Total Edison International			$4,850	$775	$17	$4,058
1	At March 31, 2024, Edison International Parent had $263 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.51%.
2	At March 31, 2024, SCE had $511 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.58%.
3	The credit facilities have two additional one-year extension options. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Uncommitted Letters of Credit

SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $625 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At March 31, 2024, SCE had $100 million outstanding under these agreements, which expire before the end of 2024. The unused capacity under these agreements was $525 million.

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

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies that have credit ratings for SCE, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The fair value of these derivative contracts and any related collateral were immaterial as of March 31, 2024 and December 31, 2023.

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

	March 31, 2024
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term
Commodity derivative contracts
Gross amounts recognized	$83	$94
Gross amounts offset in the consolidated balance sheets	(3)	(3)
Cash collateral posted	—	(91)
Net amounts presented in the consolidated balance sheets	$80	$—

	December 31, 2023
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term
Commodity derivative contracts
Gross amounts recognized	$94	$77
Gross amounts offset in the consolidated balance sheets	(3)	(3)
Cash collateral posted	—	(74)
Net amounts presented in the consolidated balance sheets	$91	$—
1	Included in "Other current assets" on SCE's consolidated balance sheets.

At March 31, 2024, SCE posted and accrued $137 million of cash collateral, of which $91 million was offset against derivative liabilities and $46 million was reflected in "Other current assets" on SCE's consolidated balance sheets. At December 31, 2023, SCE posted and accrued $121 million of cash collateral, of which $74 million was offset against derivative liabilities and $47 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2024	2023
Realized	$(71)	$116
Unrealized	(28)	(264)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	March 31, 2024	December 31, 2023
Electricity options, swaps and forwards	Gigawatt hours	5,533	3,494
Natural gas options, swaps and forwards	Billion cubic feet	22	31
Congestion revenue rights	Gigawatt hours	27,612	35,011

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to a reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to a reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended March 31, 2024			Three months ended March 31, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenue from contracts with customers[1]	$2,175	$1,595	$3,770	$2,076	$1,660	$3,736
Alternative revenue programs and other operating revenue[2]	274	20	294	157	57	214
Total operating revenue	$2,449	$1,615	$4,064	$2,233	$1,717	$3,950
1	At March 31, 2024 and December 31, 2023, SCE's receivables related to contracts from customers were $2.6 billion and $2.5 billion, respectively, which include accrued unbilled revenue of $777 million and $741 million, respectively.
2	Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.

Deferred Revenue

As of March 31, 2024, SCE has deferred revenue of $364 million related to the 2021 sale of transmission line use, of which $351 million is included in "Other deferred credits and other long-term liabilities" on SCE's consolidated balance sheets and is being amortized straight-line over the period of use of 30 years.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2024	2023	2024	2023
(Loss) income from operations before income taxes	$(61)	$378	$22	$428
Provision for income tax at federal statutory rate of 21%	(13)	79	5	90
(Decrease) increase in income tax from:
State tax, net of federal income tax effect	(37)	(1)	(31)	3
Property-related	(55)	(58)	(55)	(58)
Other	(8)	(7)	(3)	(6)
Total income tax (benefit) expense	$(113)	$13	$(84)	$29
Effective tax rate	185.2%	3.4%	(381.8)%	6.8%

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

Tax Disputes

The tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2020 – 2022 and 2013 – 2022, respectively.

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended
	March 31,
(in millions)	2024	2023
Edison International:
Service cost	$24	$25
Non-service cost (benefit)
Interest cost	44	45
Expected return on plan assets	(59)	(54)
Amortization of net loss[1]	1	1
Regulatory adjustment	(5)	(12)
Total non-service benefit[2]	$(19)	$(20)
Total expense	$5	$5
SCE:
Service cost	$24	$24
Non-service cost (benefit)
Interest cost	40	42
Expected return on plan assets	(55)	(51)
Amortization of net loss[1]	1	—
Regulatory adjustment	(5)	(12)
Total non-service benefit[2]	$(19)	$(21)
Total expense	$5	$3
1	Represents the amount of net loss reclassified from other comprehensive loss.
2	Included in "Other Income, net" on Edison International's and SCE's consolidated statements of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended
	March 31,
(in millions)	2024	2023
Service cost	$3	$5
Non-service cost (benefit)
Interest cost	9	18
Expected return on plan assets	(28)	(27)
Amortization of net gain	(24)	(12)
Regulatory adjustment	40	16
Total non-service benefit[1]	$(3)	$(5)
Total expense	$—	$—
1	Included in "Other income, net" on Edison International's and SCE's consolidated statements of income.

Note 10. Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
	Longest	March 31,	December 31,	March 31,	December 31,
(in millions)	Maturity Dates	2024	2023	2024	2023
Municipal bonds	2067	$647	$636	$760	$757
Government and agency securities	2073	1,044	1,072	1,137	1,186
Corporate bonds	2072	422	361	463	401
Short-term investments and receivables/payables[1]	One-year	169	164	178	171
Total debt securities and other		$2,282	$2,233	2,538	2,515
Equity securities				1,750	1,658
Total[2]				$4,288	$4,173
1	As of March 31, 2024 and December 31, 2023, short-term investments included $86 million and $38 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by April 1, 2024 and January 2, 2024, respectively.
2	Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $402 million and $380 million as of March 31, 2024 and December 31, 2023, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.8 billion at both March 31, 2024 and December 31, 2023.

The following table summarizes the gains and losses for the trust investments:

	Three months ended March 31,
(in millions)	2024	2023
Gross realized gains	$55	$71
Gross realized losses	(9)	(23)
Net unrealized gains for equity securities	95	75

Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other holds strategic investments in companies focused on developing electric technologies and services, included as "Other investments" on Edison International's consolidated balance sheets. As of March 31, 2024 and December 31, 2023, these investments include $13 million and $12 million of equity investments without readily determinable fair values, respectively. For information on fair value and unrealized gains/(losses) of marketable securities, see Note 4 and Note 15, respectively. The equity investments without readily determinable fair values balances included cumulative upward adjustments of $9 million, resulting primarily from values determined by additional capital infusions, at both March 31, 2024 and December 31, 2023.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2024	2023
Current:
Regulatory balancing and memorandum accounts	$2,955	$2,502
Other	34	22
Total current	2,989	2,524
Long-term:
Deferred income taxes	5,651	5,533
Unamortized investments, net of accumulated amortization	111	110
Unamortized losses on reacquired debt	96	99
Regulatory balancing and memorandum accounts	1,061	1,257
Environmental remediation	227	226
Recovery assets	1,547	1,558
Other	113	114
Total long-term	8,806	8,897
Total regulatory assets	$11,795	$11,421

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	March 31,	December 31,
(in millions)	2024	2023
Current:
Regulatory balancing and memorandum accounts	$947	$704
Other	41	59
Total current	988	763
Long-term:
Costs of removal	2,626	2,635
Deferred income taxes	2,199	2,211
Recoveries in excess of ARO liabilities	1,627	1,498
Regulatory balancing and memorandum accounts	1,673	1,395
Pension and other postretirement benefits	1,674	1,664
Other	15	17
Total long-term	9,814	9,420
Total regulatory liabilities	$10,802	$10,183

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	March 31,	December 31,
(in millions)	2024	2023
Asset (liability)
Energy procurement related costs	$(79)	$397
Public purpose and energy efficiency	(1,815)	(1,736)
GRC related balancing accounts	1,738	1,361
Wildfire risk mitigation and insurance	834	1,169
Wildfire and drought restoration	423	417
Other	295	52
Assets, net of liabilities	$1,396	$1,660

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

Contingencies

In addition to the matters disclosed in these Notes, Edison International and SCE are involved in other legal, tax, and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business. Edison International and SCE believe the outcome of each of these other proceedings will not materially affect its financial position, results of operations and cash flows. Legal costs expected to be incurred by Edison International and SCE in connection with loss contingencies are expensed as incurred.

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

Numerous claims related to wildfire events have been initiated against SCE and Edison International. Edison International and SCE have incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events (defined below) and other fires, which are described below. In addition, SCE's equipment has been, and may further be, alleged to be associated with other wildfires that have originated in Southern California.

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

As described below, multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by debris flows and flooding in Montecito and surrounding areas in January 2018 (the "Montecito Mudslides," and collectively with the Thomas Fire and the Koenigstein Fire, "TKM") based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and further alleging that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 confirmed fatalities, with two additional fatalities presumed but not officially confirmed.

The Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire are each referred to as a "2017/2018 Wildfire/Mudslide Event," and, collectively, referred to as the "2017/2018 Wildfire/Mudslide Events."

Recent Developments

Management’s first quarter 2024 review of its loss estimates for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events, included a review of information received during the quarter about outstanding claims, including demands from most of the individual plaintiffs who have opted into the Woolsey Fire mediation program, and from settling claims through the quarter. As a result of management's review, a $490 million increase in estimated losses for the 2017/2018 Wildfire/Mudslide Events as of March 31, 2024 was recorded. As a result, SCE recorded expected recoveries through FERC electric rates of $27 million against the charge. The resulting net charge to earnings was $463 million ($333 million after-tax). The increase was primarily driven by information obtained during the quarter related to the Woolsey Fire mediation program, in which plaintiffs who had previously opted-in to the program were required to submit their demands by a deadline in February 2024. While a limited number of plaintiffs received extensions, the demands received prior to the deadline revealed that more plaintiffs intend to continue to pursue claims than expected and that plaintiffs are seeking higher damages than expected. Additionally, settlement outcomes during the quarter exceeded previously estimated values. Management believes that adverse jury verdicts in wildfire litigation against utilities outside of California and increasingly negative jury sentiments in general litigation combined with the current procedural schedule in the underlying litigation proceedings have led to more plaintiffs continuing to pursue claims than expected and to plaintiffs demanding greater settlement values.

As of March 31, 2024, SCE had paid $8.8 billion under executed settlements, had $200 million to be paid under executed settlements, including $60 million to be paid under the SED Agreement (as defined below), and had $831 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $64 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include estimates of potential losses related to certain potential public entity plaintiff claims, including the California Governor's Office of Emergency Service’s claim in the TKM litigation, for which the statute of limitations has been tolled and for an individual plaintiff demand received in the first quarter of 2024 that has not been substantiated, as losses from these alleged and potential claims are not estimable at this time. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. Due to the number of uncertainties and possible outcomes related to the 2017/2018 Wildfire/Mudslide Events litigation, Edison International and SCE cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed as the claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation processes, uncertainties related to the impact of outcomes of wildfire litigation against other parties and increasingly negative jury sentiments in general litigation, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

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

Litigation

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of April 23, 2024, in addition to the outstanding claims of approximately 1,300 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including the California Governor's Office of Emergency Service ("Cal OES") and CAL FIRE in the TKM litigation, outstanding. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.

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

In January 2019, SCE filed a cross-complaint against certain local public entities alleging that failures by these entities, such as failure to adequately plan for flood hazards and build and maintain adequate debris basins, roads, bridges and other channel crossings, among other things, caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides. These cross-claims in the Montecito Mudslides litigation were not released as part of the Local Public Entity Settlements (as defined below). Several of these cross-claims have been settled or dismissed.

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

As of April 23, 2024, SCE has also entered into settlements with approximately 13,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2023, 2022 and 2021, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $876 million, $1.7 billion and $1.7 billion, respectively, to those individual plaintiffs. In the first quarter of 2024, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $216 million to those individual plaintiffs.

The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired. As of April 23, 2024, SCE has received demands for approximately 96% and 88% of outstanding individual plaintiff claims in the TKM litigation and Woolsey litigation, respectively.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At March 31, 2024 and December 31, 2023, Edison International's and SCE's consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses of $1.0 billion and $715 million, respectively, for claims related to the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2023:

(in millions)
Balance at December 31, 2023[1]	$715
Increase in accrued estimated losses	490
Amounts paid	(174)
Balance at March 31, 2024[2]	$1,031
1	At December 31, 2023, $30 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $16 million of settlements executed and $14 million of short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2023, the $1,368 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $637 million, $48 million of long term payables under the SED Agreement and estimated losses related to the Other Wildfires of $683 million.
2	At March 31, 2024, $160 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $140 million of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events,
$14 million of short term payables under the SED Agreement, and $6 million of settlements executed in connection with the Other Wildfires. At March 31, 2024, the $1,657 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $831 million, $46 million of long term payables under the SED Agreement and estimated losses related to the Other Wildfires of $780 million.

For the three months ended March 31, 2024 and 2023, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from FERC customers, related to the 2017/2018 Wildfire/Mudslide Events claims as follows:

	Three months ended March 31,
(in millions)	2024	2023
Charge for wildfire-related claims	$490	$90
Expected revenue from FERC customers	(27)	(6)
Total pre-tax charge	463	84
Income tax benefit	(130)	(23)
Total after-tax charge	$333	$61

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

In total, through March 31, 2024, SCE has accrued estimated losses of $9.9 billion, has paid or is obligated to pay approximately $9.0 billion in settlements, including $60 million to be paid under the SED Agreement, and has recovered $2.0 billion from its insurance carriers in relation to the claims related to the 2017/2018 Wildfire/Mudslide Events.

Recovery of SCE's losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility has sought recovery for uninsured wildfire claims related costs is San Diego Gas & Electric's ("SDG&E") requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire claims related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire claims related costs based on a determination that SDG&E did not meet the CPUC's prudency standard ("SDG&E Decision"). As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable.

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

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries of $440 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of March 31, 2024, collections have reduced the regulatory assets remaining in the FERC balancing account to $64 million. SCE will continue to evaluate the probability of recovery of FERC-jurisdictional wildfire and mudslide related costs based on available evidence, including any FERC decisions to allow or disallow recovery of FERC-jurisdictional wildfire-related costs based on a state regulator's decision on whether to permit recovery of related costs.

As of March 31, 2024, SCE has $169 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in cost recovery proceedings. In its TKM Application, SCE is seeking capital recovery of approximately $65 million in restoration costs related to the Thomas and Koenigstein Fires. SCE expects to seek to recover the costs incurred for reconstructing its system and restoring service to structures that were damaged or destroyed by the Woolsey Fire in the future.

Other Wildfires

In addition to the Thomas, Koenigstein and Woolsey Fires, several other wildfires that ignited in and after 2017 impacted portions of SCE's service territory. Wildfires, where SCE's equipment has been and may be further alleged to be associated with the fire's ignition, that originated in Southern California (i) in 2017 or 2018, other than the Thomas, Koenigstein and Woolsey Fires, are referred to collectively as the "Other 2017/2018 Wildfires," (ii) after 2018 are referred to collectively as the "Post-2018 Wildfires." The Post-2018 Wildfires and the Other 2017/2018 Wildfires are referred to collectively as the "Other Wildfires."

During the three months ended March 31, 2024, SCE accrued estimated losses of $180 million for claims related to the Other Wildfires, against which SCE has recorded expected recoveries from insurance of $56 million and expected recoveries through electric rates of $7 million. The resulting net charge to earnings was $117 million ($84 million after-tax).

Through March 31, 2024, SCE has recorded total estimated losses of $1.1 billion, expected recoveries from insurance and third parties of $679 million and expected recoveries through electric rates of $175 million related to the Other Wildfires claims. The after-tax net charges to earnings recorded through March 31, 2024 have been $152 million.

As of March 31, 2024, SCE has paid or is obligated to pay approximately $286 million under executed settlements related to the Other Wildfires and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Other Wildfires was

$780 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $516 million and through electric rates of $156 million on its consolidated balance sheets related to the Other Wildfires.

Other 2017/2018 Wildfires

Numerous claims related to the Other 2017/2018 Wildfires have been initiated against SCE. The SED is also conducting investigations with respect to some Other 2017/2018 Wildfires.

2017 Creek Fire

The Creek Fire originated near Sylmar in Los Angeles County in December 2017 and burned approximately 16,000 acres, destroyed an estimated 123 structures, damaged an estimated 81 structures, and resulted in 3 civilian injuries. While the United States Forest Service's ("USFS") report of investigation concludes that the Los Angeles Department of Water and Power ("LADWP") long-span transmission lines slapping together in high winds resulted in arcing and ignition of the fire, the USFS has dismissed its claim against LADWP and filed a claim against SCE to recover over $40 million for fire-suppression costs incurred by the USFS and environmental damage to U.S. lands. Individual and subrogation plaintiffs have also filed complaints against SCE related to the Creek Fire. An individual plaintiff bellwether jury trial in the Creek Fire litigation is currently set for October 2024 and a trial in the USFS litigation is currently set for July 2025. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Creek Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Creek Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred. SCE has recorded expected recoveries from insurance of $18 million related to the Creek Fire. No additional insurance is available because wildfire insurance for the period in which the Creek Fire was ignited has been almost fully exhausted as a result of the TKM litigation.

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

2019 Saddle Ridge Fire

The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight fire fighters. In August 2023, SCE received a signed report of investigation from the Los Angeles Fire Department ("LAFD"), in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE's transmission lines were found in the specific origin area of the Saddle Ridge Fire. There are currently no trials scheduled in the Saddle Ridge Fire litigation. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not determined that losses in connection with the Saddle Ridge Fire are probable and consequently has not accrued a charge for potential losses relating to the Saddle Ridge Fire.

2020 Bobcat Fire

The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The USFS has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, one commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to six firefighters. In addition, fire authorities have estimated suppression costs at approximately $80 million. An investigation into the cause of the Bobcat Fire was led by the USFS. In May 2023, SCE received a report of investigation from the USFS, in which the USFS finds that the Bobcat Fire was caused when an SCE electrical wire made contact with a tree limb. The SED has concluded its investigation of the Bobcat Fire and found no violations of its rules and regulations by SCE related to the Bobcat Fire. A jury trial in the Bobcat Fire litigation is currently set for May 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Bobcat Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Bobcat Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Coastal Fire

The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire is being led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. There are currently no trials scheduled in the Coastal Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Coastal Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Coastal Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Fairview Fire

The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 8 minutes prior to the reported start time of the fire. In November 2023, SCE received a report of investigation conducted by CAL FIRE, in which CAL FIRE finds that the Fairview Fire was caused when a sagging SCE electrical conductor came in contact with a communication line, causing sparks to fall and ignite surrounding vegetation. A trial for bellwether plaintiffs in the Fairview Fire litigation has been set for September 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Fairview Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Fairview Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At March 31, 2024 and December 31, 2023, Edison International's and SCE's consolidated balance sheets included accrued estimated losses of $786 million and $683 million, respectively, for claims related to the Other Wildfires. Edison International and SCE have accrued the low end of the estimated range of reasonably possible losses for each of the Other Wildfires as no amount within the range of reasonably possible losses for each such fire appears at this time to be a better estimate than any other amount within the range.

The following table presents changes in estimated losses since December 31, 2023:

(in millions)
Balance at December 31, 2023	$683
Increase in accrued estimated losses	180
Amounts paid	(77)
Balance at March 31, 2024	$786

For the three months ended March 31, 2024 and 2023, Edison International's and SCE's consolidated statements of income included charges for the estimated losses (established at the low end of the estimated range of reasonably possible losses), net of expected recoveries from insurance and customers, related to the Other Wildfires as follows, respectively:

	Three months ended March 31,
(in millions)	2024	2023
Edison International:
Charge for wildfire-related claims	$180	$6
Expected insurance recoveries[1]	(55)	—
Expected revenue from CPUC and FERC customers	(7)	—
Total pre-tax charge	118	6
Income tax benefit	(33)	(2)
Total after-tax charge	$85	$4

	Three months ended March 31,
(in millions)	2024	2023
SCE:
Charge for wildfire-related claims	$180	$6
Expected insurance recoveries	(56)	—
Expected revenue from CPUC and FERC customers	(7)	—
Total pre-tax charge	117	6
Income tax benefit	(33)	(2)
Total after-tax charge	$84	$4
1	In the first quarter of 2024, Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International, incurred $1 million insurance expenses. This amount was included in the insurance recovery of SCE but was excluded from that of Edison International.

Recovery of SCE's losses realized in connection with the Other Wildfires in excess of available insurance is subject to approval by regulators. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on the probability of future recovery. As of March 31, 2024, SCE has recorded total expected recoveries related to the Other Wildfires claims of $152 million within the WEMA and risk management balancing account and $23 million within the FERC balancing account.

As discussed above, the SDG&E Decision is evidence of a California investor-owned utility seeking recovery for uninsured wildfire-related costs and FERC allowing recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that the utility did not meet the CPUC's prudency standard. In light of the SDG&E Decision, as with the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional costs related to the Other 2017/2018 Wildfires are probable of recovery through electric rates.

The SDG&E Decision was prior to the adoption of AB 1054 on July 12, 2019, after which date AB 1054 clarified that the CPUC must find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. Each of the Post-2018 Wildfires was ignited after July 12, 2019, and SCE has held a valid safety certificate since July 15, 2019. While a California investor-owned utility has not yet sought recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and investor-owned utilities holding a safety certificate at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility's conduct is raised. As such, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to those Post-2018 Wildfires that it has deferred as regulatory assets are probable of recovery through electric rates. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.

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

At March 31, 2024, SCE's recorded estimated minimum liability to remediate its 21 identified material sites (sites with a liability balance at March 31, 2024, in which the upper end of the range of expected costs is at least $1 million) was $243 million, including $159 million related to San Onofre. In addition to these sites, SCE also has 18 immaterial sites with a liability balance as of March 31, 2024, for which the total minimum recorded liability was $4 million. Of the $247 million total environmental remediation liability for SCE, $227 million has been recorded as a regulatory asset. SCE expects to recover $34 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $193 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $113 million and $1 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 40 years. Remediation costs for each of the next five years are expected to range from $12 million to $27 million. Costs incurred for the three months ended March 31, 2024 and 2023 were $2 million and $2 million, respectively, and were included in the "Operation and maintenance" expense on Edison International's and SCE's consolidated statements of income.

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

Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $560 million for San Onofre and $16.3 billion for Palo Verde. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available through a Facility Form issued by American Nuclear Insurers. SCE withdrew from participation in the secondary insurance pool for San Onofre for offsite liability insurance effective January 5, 2018. Based on its ownership interests in Palo Verde, SCE could be required to pay a maximum of approximately $79 million per nuclear incident for future incidents. However, it would have to pay no more than approximately $12 million per future incident in any one year. Based on its ownership interests in San Onofre and Palo Verde prior to January 5, 2018, SCE could be required to pay a maximum of approximately $255 million per nuclear incident and a maximum of $38 million per year per incident for liabilities arising from events prior to January 5, 2018, although SCE is not aware of any such events.

Note 13. Equity

Common Stock Issuances

As of March 31, 2024, Edison International had not issued any shares through its "at-the-market" ("ATM") program established in August 2022. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $500 million. Edison International has no obligation to sell the remaining shares available under the ATM program.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended March 31, 2024, 661,530 shares of common stock were issued as stock compensation awards for net cash receipts of $18 million, 70,246 shares of new common stock were issued in lieu of distributing $5 million to shareholders opting to receive dividend payments in the form of additional common stock, 43,300 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $3 million as dividend payments and 31,112 shares of common stock were issued to employees through the Employee Stock Purchase Plan for net cash receipts of $2 million.

Preferred Stock

In March 2024, Edison International repurchased 20,000 shares of its Series B Preferred Stock on the open market at an average price of $952 per share, including accrued and unpaid dividends for an aggregate amount of $19 million. Edison International recognized a net gain of $1 million from the open market repurchase, reflected in "Preferred stock dividend requirements of Edison International" on the consolidated statements of income.

Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE

	Three months ended March 31,
(in millions)	2024	2023	2024	2023
Beginning balance	$(9)	$(11)	$(12)	$(8)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	—	—	1	—
Foreign currency translation adjustments	—	2	—	—
Change	—	2	1	—
Ending Balance	$(9)	$(9)	$(11)	$(8)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income, Net

Other income net of expenses is as follows:

	Three months ended
	March 31,
(in millions)	2024	2023
SCE other income (expense):
Equity allowance for funds used during construction	$47	$36
Increase in cash surrender value of life insurance policies and life insurance benefits	12	11
Interest income	64	60
Net periodic benefit income – non-service components	22	26
Civic, political and related activities and donations	(7)	(9)
Other	(3)	(4)
Total SCE other income, net	135	120
Other income (expense) of Edison International Parent and Other:
Net (losses) gains on equity securities	—	(3)
Interest income and other	3	2
Total Edison International other income, net	$138	$119

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Three months ended March 31,
(in millions)	2024	2023	2024	2023
Cash payments (receipts):
Interest, net of amounts capitalized	$348	$326	$322	$292
Income taxes, net	—	—	—	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	300	282	360	350
Preference stock of SCE	9	8	9	8

SCE's accrued capital expenditures at March 31, 2024 and 2023 were $620 million and $592 million, respectively. Accrued capital expenditures will be included as an investing activity in the consolidated statements of cash flows in the period paid.

Note 17. Related-Party Transactions

In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million, from Edison Insurance Services ("EIS"), a wholly-owned subsidiary of Edison International, for the period to June 30, 2023. SCE subsequently did not renew or purchase wildfire liability insurance from EIS for additional periods. In lieu of obtaining wildfire liability insurance from the commercial insurance market, SCE implemented its customer-funded wildfire self-insurance program beginning
July 1, 2023. For further information, see Note 12. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's consolidated balance sheets were $365 million and $355 million at March  31, 2024 and December 31, 2023, respectively. The expense for wildfire-related insurance premiums paid to EIS was $66 million for the three months ended March 31, 2023.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2024. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

Jointly Owned Utility Plant

Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2023 Form 10-K.

LEGAL PROCEEDINGS

2017/2018 Wildfire/Mudslide Events

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of April 23, 2024, in addition to the outstanding claims of approximately 1,300 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES and CAL FIRE in the TKM litigation, outstanding. The litigation could take a number of years to be resolved because of the complexity of the matters and number of plaintiffs.

As of April 23, 2024, SCE was aware of approximately 50 pending unsettled lawsuits representing approximately 150 individual plaintiffs related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 30 of the approximately 50 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of April 23, 2024, no trials have been set for individual plaintiffs in the TKM litigation.

Approximately 20 of the approximately 50 pending unsettled individual plaintiff lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Many of the Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death.

As of April 23, 2024, SCE was aware of approximately 200 currently pending unsettled lawsuits representing approximately 1,200 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 160 of the 200 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of April 23, 2024, a liability trial has been set for August 2024 for CAL OES and 3 damages trials have been set for individual plaintiffs between December 2024 and April 2025 in the Woolsey Fire litigation.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by Edison International and Affiliated Purchasers

The following table contains information about all purchases of Edison International's Series B Preferred Stock made by or on behalf of Edison International in the first quarter of 2024. For further information about Series B Preferred Stock, see "Notes to Consolidated Financial Statements—Note 13. Equity."

Period	Series	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 to January 31, 2024	-	-	-	-	-
February 1, 2024 to February 29, 2024	-	-	-	-	-
March 1, 2024 to March 31, 2024	Series B Preferred Stock	20,000	$952.08	-	-
Total		20,000	$952.08	-	-

[1]	The price includes the liquidation value and accrued dividends per share.

OTHER INFORMATION

Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

EXHIBITS

Exhibit Number	Description

10.1**	Edison International 2024 Long-Term Incentives Terms and Conditions

10.2**	Edison International Executive Incentive Compensation Plan, as amended and restated effective February 21, 2024

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2024, filed on April 30, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2024, filed on April 30, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	April 30, 2024	Date:	April 30, 2024