Form 10-Q
period 2024-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2024-07-25
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of July 18, 2024:
Edison International	386,176,746 Shares
Southern California Edison Company	434,888,104 Shares

i

Share Repurchase Program	64
Purchases of Equity Securities by Edison International and Affiliated Purchasers	64
OTHER INFORMATION	65	Part II Item 5
EXHIBITS	66	Part II, Item 6
SIGNATURES	67

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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," "targets," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, timely or at all, including uninsured wildfire-related and debris flow-related costs (including amounts paid for self-insured retention and co-insurance), costs incurred to mitigate the risk of utility equipment causing future wildfires, and increased costs due to supply chain constraints, inflation and rising interest rates;
●	impact of affordability of customer rates on SCE's ability to execute its strategy, including the impact of affordability on the regulatory approval of operations and maintenance expenses, and proposed capital investment projects;
●	ability of SCE to implement its operational and strategic plans, including its WMP and capital program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
●	ability of SCE to obtain safety certifications from OEIS;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard clarified by AB 1054;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;
●	potential for penalties or disallowances for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, flooding, droughts, high wind events and extreme heat events) and other natural disasters (such as

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

The MD&A for the six months ended June 30, 2024 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2023 and as compared to the six months ended June 30, 2023. This discussion presumes that the reader has read or has access to the 2023 MD&A.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

Highlights of Operating Results

Edison International is the ultimate parent holding company of SCE and Edison Energy, LLC, doing business as Trio ("Trio"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area across Southern, Central and Coastal California. Trio is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Trio's business activities are currently not material to report as a separate business segment.

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

	Three months ended			Six months ended
	June 30,			June 30,
(in millions)	2024	2023	Change	2024	2023	Change
Net income (loss) available to Edison International
SCE	$523	$420	$103	$588	$790	$(202)
Edison International Parent and Other	(84)	(66)	(18)	(160)	(126)	(34)
Edison International	439	354	85	428	664	(236)
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(11)	(12)	1	(478)	(102)	(376)
Other Wildfires claims and expenses, net of recoveries[1]	(2)	—	(2)	(121)	—	(121)
Wildfire Insurance Fund expense	(37)	(53)	16	(73)	(105)	32
2021 NDCTP probable disallowance	—	—	—	—	(30)	30
Customer cancellations of certain ECS data services	—	(17)	17	—	(17)	17
Insurance recovery related to employment litigation matter	—	10	(10)	—	10	(10)
Income tax benefit[2]	14	21	(7)	188	69	119
Edison International Parent and Other
Customer revenues for EIS insurance contract, net of (claims)	—	22	(22)	(1)	44	(45)
Income tax expense[2]	—	(5)	5	—	(9)	9
Total non-core items	(36)	(34)	(2)	(485)	(140)	(345)
Core earnings (loss)
SCE	559	471	88	1,072	965	107
Edison International Parent and Other	(84)	(83)	(1)	(159)	(161)	2
Edison International	$475	$388	$87	$913	$804	$109
1	Charges of $4 million related to claims from wildfires ignited prior to July 1, 2023 are included in core earnings for the six months ended June 30, 2023. Core earnings in periods before the third quarter of 2023 have not been recast to exclude these charges.
2	SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; customer revenues (claims) for EIS insurance contract are tax-effected at the federal statutory rate of 21%.

Edison International's second quarter 2024 earnings increased $85 million from the second quarter of 2023, resulting from an increase in SCE's earnings of $103 million and an increase in Edison International Parent and Other's loss of $18 million. SCE's higher net income consisted of $88 million of higher core earnings and $15 million of lower non-core loss. Edison International Parent and Other's loss increased due to $1 million of higher core loss and $17 million of lower earnings from non-core items. Edison International's earnings for the six months ended June 30, 2024 decreased $236 million from the six months ended June 30, 2023, resulting from a decrease in SCE's earnings of $202 million and an increase in Edison International Parent and Other's loss of $34 million. SCE's lower net income consisted of $309 million of higher losses in non-core items, partially offset by $107 million of higher core earnings. Edison International Parent and Other's increased losses consisted of $36 million of lower earnings in non-core items, partially offset by a $2 million reduction of core losses.

The increase in SCE's core earnings for the three and six months ended June 30, 2024 from the same period in 2023 was primarily due to higher revenue authorized in Track 4, an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism and recognition of previously unrecognized return on rate base related to wildfire restoration efforts, partially offset by higher interest expense.

Edison International Parent and Other's core loss for the three months ended June 30, 2024 was in line with the same period in the prior year. The decrease in Edison International Parent and Other's core loss for the six months ended June 30, 2024 was primarily due to lower preferred dividends.

Consolidated non-core items for the six months ended June 30, 2024 and 2023 primarily included:

●	Charges of $478 million ($344 million after-tax) recorded in 2024 and $102 million ($73 million after-tax) recorded in 2023 for 2017/2018 Wildfire/Mudslide Events claims and related legal expenses, net of expected FERC recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.

●	Charges of $121 million ($88 million after-tax) recorded in 2024 for Other Wildfires claims and related legal expenses, net of expected insurance and regulatory recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $73 million ($52 million after-tax) recorded in 2024 and $105 million ($76 million after-tax) recorded in 2023 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	A charge of $30 million ($21 million after-tax) recorded in 2023 for a probable disallowance related to the reasonableness review of recorded San Onofre Units 2 and 3 decommissioning costs in the 2021 NDCTP.
●	A charge of $17 million ($12 million after-tax) recorded in 2023 related to customer cancellations of certain ECS data services.
●	Insurance recovery of $10 million ($7 million after-tax) recorded in 2023 related to settlement of an employment litigation matter. SCE and Edison International settled the matter following an atypical jury award.
●	Expected wildfire claims of $1 million ($1 million after-tax) insured by EIS recorded in 2024 and customer revenues of $44 million ($35 million after-tax) related to an EIS insurance contract recorded in 2023. See "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.

See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.

2025 General Rate Case

As discussed in the 2023 Form 10-K, SCE filed its 2025 GRC application with the CPUC in May 2023, for the four-year period 2025 – 2028. In its application, SCE requested that the CPUC authorize a test year 2025 revenue requirement of approximately $10.3 billion. This represents a $1.9 billion, or 23% increase over the approximately $8.4 billion 2024 revenue requirement adopted in Track 4, prior to adjustments for updated operations and maintenance escalation rates, the CPUC's decisions to adopt SCE's 2023 to 2025 cost of capital, and the expanded customer-funded self-insurance for wildfire-related claims.

In February 2024, intervenors to the 2025 GRC proceeding, including the CPUC Public Advocates Office ("Cal Advocates") and The Utility Reform Network ("TURN"), submitted testimony in response to SCE's application. Cal Advocates and TURN recommended reductions to SCE's requests for load growth investments, infrastructure replacement, targeted undergrounding of conductors, and other areas of SCE's application.

Cal Advocates in their testimony proposed a test year 2025 revenue requirement of approximately $9.3 billion, representing an increase of approximately 11% over the 2024 revenue requirement adopted in Track 4, before the adjustments described above. While TURN did not calculate a test year 2025 revenue requirement in connection with its proposals in their testimony, SCE estimates that TURN's proposals would result in a test year 2025 revenue requirement of approximately 12% over the 2024 revenue requirement adopted in Track 4, before the adjustments described above.

In June 2024, following amendments and other revisions to rebuttal testimony, SCE updated its 2025 revenue requirement request to $10.5 billion, which includes a $220 million increase associated with the cost of capital adjustment authorized by CPUC in a separate proceeding. The amended and revised rebuttal testimony also proposed post-test year revenue requirement increases of approximately $670 million, $750 million and $730 million in 2026, 2027 and 2028, respectively.

SCE and certain parties have entered into stipulations to resolve certain contested areas in the 2025 GRC. In July 2024, the CPUC issued a decision approving SCE's request in the 2025 GRC to extend the wildfire customer-funded self-insurance through the 2025 GRC period.

Capital Program

Total capital expenditures (including accruals) were $2.5 billion and $2.6 billion for the six months ended June 30, 2024 and 2023, respectively. As discussed in the 2023 Form 10-K, SCE forecasts total capital expenditures ranging from $32.2 billion to $37.5 billion for 2024 – 2028, and weighted average annual rate base from $43.0 billion to $60.6 billion for 2024 – 2028. These capital program and rate base projections incorporate the amounts requested in the 2025 GRC application and do not reflect subsequent updates included in SCE's amended and revised rebuttal testimony. For further information regarding the capital expenditures, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview—Capital Program" in the 2023 MD&A.

In May 2023, CAISO released its 2022 – 2023 Transmission Plan based on the CPUC's projections that it needs to add more than 40 gigawatts of new resources by 2032. As the incumbent transmission owner for a portion of these transmission projects, SCE expects to construct projects representing at least $2.0 billion of expenditures, most of which will be incurred beyond 2028. In May 2024, the CAISO released its 2023 – 2024 Transmission Plan which identified four additional transmission projects expected to be constructed by SCE with anticipated capital expenditures of approximately $40 million in 2027 and $48 million in 2029.

In addition to projects awarded to incumbent transmission owners, CAISO identified projects eligible for competitive solicitation. On May 20, 2024, SCE, in association with Lotus Infrastructure Global Operations, LLC ("Lotus"), was selected as the approved project sponsor for a 30-mile overhead transmission line project connecting San Diego and Orange Counties. The project is expected to be completed and in-service in 2032. Subject to contract finalization with the CAISO and Lotus, under the terms of the commercial arrangement with Lotus, Lotus will finance and construct the project. Upon the in-service date, SCE will purchase the entire project from Lotus for approximately $325 million, subject to certain adjustments, and lease 25% of the transmission capability to Lotus. Under the proposed lease agreement, Lotus will pay approximately $81 million in prepaid rent as well as 25% of the ongoing operations and maintenance costs. As a result, SCE expects to place approximately $244 million into its transmission rate base in 2032.

Southern California Wildfires and Mudslides

2017/2018 Wildfire/Mudslide Events

As discussed in the 2023 Form 10-K, multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously entered into settlements with a number of local public entities, subrogation and individual plaintiffs in the TKM and Woolsey litigations and under the SED Agreement. As of July 18, 2024, in addition to the outstanding claims of approximately 840 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding.

Through June 30, 2024, SCE has accrued estimated losses of $9.9 billion, recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through FERC electric rates of $440 million, $376 million of which has been collected, related to the 2017/2018 Wildfire/Mudslide Events claims. The after-tax net charges to earnings recorded through June 30, 2024 have been $5.4 billion.

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

As of June 30, 2024, SCE had paid $9.2 billion under executed settlements and had $71 million to be paid under executed settlements, including $58 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through June 30, 2024, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $598 million. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

SCE will seek CPUC-jurisdictional rate recovery of prudently incurred losses and related costs realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance and FERC-jurisdictional recoveries, other than for any obligations under the SED Agreement. Based on Edison International's and SCE's current best estimate of expected losses for the 2017/2018 Wildfire/Mudslide Events, SCE currently expects to seek CPUC-jurisdictional rate recovery of approximately $6.9 billion of uninsured claims by filing applications with the CPUC. In August 2023, SCE filed the first of such cost recovery applications to seek rate recovery of $2.4 billion of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of $2.0 billion of uninsured claims and $0.4 billion of associated costs, including legal fees and financing costs. SCE is also seeking capital recovery of approximately $65 million in restoration costs in the proceeding. SCE targets the third quarter of 2024 for the filing of its application to seek CPUC-jurisdictional rate recovery of approximately $5 billion of uninsured claims related to the Woolsey Fire. In its application, SCE will also seek associated costs, including legal fees, financing costs and restoration costs. SCE's plans with respect to this filing may be delayed or modified. Because the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area is the only directly comparable precedent available, SCE believes that there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire claims related cost-recovery proceedings for fires ignited prior to the adoption of AB 1054 on July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates.

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

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended June 30, 2024 versus June 30, 2023

	Three months ended June 30, 2024			Three months ended June 30, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,607	$1,717	$4,324	$2,167	$1,782	$3,949
Purchased power and fuel	—	1,234	1,234	—	1,147	1,147
Operation and maintenance	784	474	1,258	606	629	1,235
Wildfire Insurance Fund expense	37	—	37	53	—	53
Depreciation and amortization	713	12	725	638	10	648
Property and other taxes	149	5	154	135	13	148
Total operating expenses	1,683	1,725	3,408	1,432	1,799	3,231
Operating income (loss)	924	(8)	916	735	(17)	718
Interest expense	(394)	(14)	(408)	(320)	(8)	(328)
Other income, net	125	22	147	102	25	127
Income before income taxes	655	—	655	517	—	517
Income tax expense	83	—	83	68	—	68
Net income	572	—	572	449	—	449
Less: Preference stock dividend requirements	49	—	49	29	—	29
Net income available to common stock	$523	$—	$523	$420	$—	$420

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $440 million is primarily due to:
●	An increase in CPUC-related revenue of $171 million due to the higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism. See "Liquidity and Capital Resources—SCE" for more information.
●	An increase in CPUC-related revenue of $267 million due to higher wildfire mitigation and emergency restoration expenses authorized for recovery in 2024. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	Higher operation and maintenance expenses of $178 million is primarily due to:
●	Increased expenses of $200 million related to higher emergency wildfire restoration expenses authorized for recovery in 2024 (offset in revenue above).
●	In 2023, SCE recorded a charge of $17 million related to customer cancellations of certain ECS data services.
●	Lower wildfire insurance fund amortization expense of $16 million due to the change in the estimated life of the Wildfire Insurance Fund in the first quarter of 2024, which increased the amortization period of SCE's contributions in 2024. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Increase in depreciation and amortization expense of $75 million primarily due to higher plant balances and recognition of $29 million of previously deferred emergency wildfire restoration related depreciation expense in 2024 (offset in revenue above).
●	Increase in property and other taxes of $14 million primarily due to higher assessed property value and the recognition of $6 million of previously deferred emergency wildfire restoration related property tax in 2024 (offset in revenue above).
●	Increase in interest expense of $74 million primarily due to higher interest rates on long-term debt and balancing account overcollections, as well as increased long-term borrowings.

●	Increase in other income of $23 million primarily due to higher equity allowance for funds used during construction and a higher interest rate applied to balancing account undercollections.
●	See "Income Taxes" below for the explanation of the $15 million increase in income tax expense.
●	Higher preference stock dividend requirements of $20 million primarily due to increased preference stock outstanding.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Higher purchased power and fuel costs of $87 million, primarily due to an increase in purchased power volume and increased losses from hedging activities, partially offset by lower purchased power prices.
●	Lower operation and maintenance costs of $155 million primarily due to:
●	In May 2023, SCE recognized $205 million of previously deferred Wildfire Expense Memorandum Account ("WEMA") costs related to incremental wildfire insurance premium that provided coverage for the last six months of 2020.
●	Lower insurance costs of $97 million due to SCE's expanded use of customer-funded self-insurance. See "Management Overview—Customer-Funded Self-Insurance" in the 2023 Form 10-K.
●	Higher expenses of $38 million related to public purpose programs.
●	Higher expenses of $34 million due to increased expected uncollectible expenses in 2024.
●	Higher expenses of $33 million related to vegetation management.
●	Higher expenses of $31 million related to transmission access charges.

Six months ended June 30, 2024 versus June 30, 2023

	Six months ended June 30, 2024			Six months ended June 30, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$5,056	$3,332	$8,388	$4,400	$3,499	$7,899
Purchased power and fuel	—	2,242	2,242	—	2,465	2,465
Operation and maintenance	1,474	1,075	2,549	1,276	1,040	2,316
Wildfire-related claims, net of insurance recoveries	614	—	614	96	—	96
Wildfire Insurance Fund expense	73	—	73	105	—	105
Depreciation and amortization	1,403	23	1,426	1,287	17	1,304
Property and other taxes	298	9	307	272	15	287
Total operating expenses	3,862	3,349	7,211	3,036	3,537	6,573
Operating income (loss)	1,194	(17)	1,177	1,364	(38)	1,326
Interest expense	(754)	(28)	(782)	(615)	(13)	(628)
Other income, net	237	45	282	196	51	247
Income before income taxes	677	—	677	945	—	945
Income tax (benefit) expense	(1)	—	(1)	97	—	97
Net income	678	—	678	848	—	848
Less: Preference stock dividend requirements	90	—	90	58	—	58
Net income available to common stock	$588	$—	$588	$790	$—	$790

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $656 million is primarily due to:
●	An increase in CPUC-related revenue of $344 million due to the higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism. See "Liquidity and Capital Resources—SCE" for more information.
●	An increase in CPUC-related revenue of $331 million due to higher wildfire mitigation and emergency restoration expenses authorized for recovery in 2024 as compared to 2023. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	An increase in FERC-related revenue of $28 million due to higher wildfire-related claims and expenses to be recovered in FERC revenues.
●	A decrease in CPUC-related revenue of $27 million related to lower CSRP revenue requirements recorded in 2024 as compared to 2023.
●	Higher operation and maintenance expense of $198 million is primarily due to:
●	Increased expenses of $245 million related to wildfire mitigation and emergency restoration costs authorized for recovery in 2024 as compared to 2023 (offset in revenue above).
●	Lower expenses of $30 million related to CSRP revenue requirement approved in 2023 (offset in revenue above).
●	In 2023, SCE recognized a probable disallowance of $30 million related to the 2021 NDCTP.
●	In 2023, SCE recorded a charge of $17 million related to customer cancellations of certain ECS data services.
●	Charges for wildfire-related claims, net of insurance recoveries, were $614 million and $96 million in 2024 and 2023, respectively, related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Lower wildfire insurance fund amortization expense of $32 million due to the change in the estimated life of the Wildfire Insurance Fund, which increased the amortization period of SCE's contributions in 2024. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Increase in depreciation and amortization expense of $116 million primarily due to higher plant balances and the recognition of $45 million of previously deferred wildfire mitigation and emergency restoration related depreciation expense in 2024 (offset in revenue above).
●	Increase in property and other taxes of $26 million primarily due to higher assessed property value and the recognition of $8 million of previously deferred wildfire mitigation and emergency restoration related property tax in 2024 (offset in revenue above).
●	Increase in interest expense of $139 million primarily due to higher interest rates on long-term debt and balancing account overcollections, as well as increased long-term borrowings.
●	Increase in other income of $41 million primarily due to higher equity allowance for funds used during construction and a higher interest rate applied to balancing account undercollections.
●	See "Income Taxes" below for the explanation of the $98 million decrease in income tax expense.
●	Higher preference stock dividend requirements of $32 million primarily due to increased preference stock outstanding.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Lower purchased power and fuel costs of $223 million, primarily due to lower purchased power and gas prices, partially offset by increase in purchased power volume and higher losses from hedging activities.
●	Higher operation and maintenance costs of $35 million primarily due to:
●	Higher expenses of $229 million due to the recognition of previously deferred wildfire mitigation expenses in 2024.
●	Higher expenses of $72 million primarily due to higher expected uncollectible expenses in 2024.
●	Higher expenses of $57 million related to transmission access charges.
●	Higher expenses of $40 million related to public purpose programs.
●	Higher expenses of $27 million related to vegetation management.
●	In May 2023, SCE recognized $205 million of previously deferred WEMA costs related to incremental wildfire insurance premium that provide coverage for the last six months of 2020.
●	Lower insurance costs of $194 million due to SCE's expanded use of customer-funded self-insurance. See "Management Overview—Customer-Funded Self-Insurance" in the 2023 Form 10-K.
●	Higher interest expense of $15 million primarily due to recovery of expense associated with AB 1054 Excluded Capital Expenditures financed through securitization.

Supplemental Operating Revenue Information

As a result of the CPUC-authorized decoupling mechanism, SCE revenues are not affected by changes in volume of retail electricity sales.

Income Taxes

Compared to the same period in 2023, SCE's income tax expense increased by $15 million for the quarter ending June 30, 2024 and decreased by $98 million for six months ended June 30, 2024. The higher tax expense for the quarter is primarily due to higher pre-tax income, partly offset by higher flow-through tax benefits. The lower income tax expense for the six months ended June 30, 2024 is mainly because of lower pre-tax income, along with higher flow-through tax benefits. The effective tax rates were 12.7% and 13.2% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rates were (0.1)% and 10.3% for the six months ended June 30, 2024, and 2023, respectively. SCE's effective tax rate is below the federal statutory rate of 21% for 2024 and 2023 primarily due to the CPUC's flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred tax expense/benefit.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Edison International Parent and Other net loss	$(63)	$(40)	$(117)	$(74)
Less: Preferred stock dividend requirements	21	26	43	52
Edison International Parent and Other net loss attributable to common shareholders	$(84)	$(66)	$(160)	$(126)

The net loss attributable to common shareholders from operations of Edison International Parent and Other increased $18 million for the three months ended June 30, 2024, and increased $34 million for the six months ended June 30, 2024 compared to the same periods in 2023, primarily due to lack of earnings from an EIS insurance contract.

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

During the first six months of 2024, SCE issued a total of $3.8 billion of first and refunding mortgage bonds. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." In May 2024, SCE issued $350 million of preference stock. The proceeds were used in June 2024 to redeem all outstanding shares of SCE's Series E Preference Stock. For further details, see "Notes to Consolidated Financial Statements—Note 13. Equity."

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

As discussed in the 2023 Form 10-K, the cost of capital adjustment mechanism set by the CPUC provides for an adjustment to SCE's authorized cost of capital that, when triggered, will impact SCE's results of operations and cash flows. In 2023, the cost of capital adjustment mechanism was triggered and resulted in an increase to SCE's 2024 GRC-related revenue requirement by $201 million. SCE currently does not expect the adjustment mechanism to be triggered for 2025. For further information about the adjustment mechanism, see "Business—SCE— Overview of Ratemaking Process" in the 2023 Form 10-K.

For restrictions on SCE's ability to pay dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" in the 2023 Form 10-K.

Available Liquidity

At June 30, 2024, SCE had cash on hand of $68 million and approximately $1.8 billion available to borrow on its $3.4 billion revolving credit facility. In May 2024, SCE extended its credit facility through May 2028. The aggregate maximum principal amount may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also has standby letters of credit with total capacity of $625 million, and the unused amount was $521 million as of June 30, 2024. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At June 30, 2024, SCE's debt to total capitalization ratio was 0.58 to 1.

At June 30, 2024, SCE was in compliance with all financial covenants that affect access to capital.

Regulatory Proceedings

Wildfire-related Regulatory Proceedings

In response to the increase in wildfire activity, and faster progression of and increased damage from wildfires across SCE's service area and throughout California, SCE has incurred wildfire mitigation, wildfire insurance and wildfire and drought restoration related spending at levels significantly exceeding amounts authorized in SCE's GRCs.

2021 GRC Wildfire Mitigation Memorandum Account Balances

In June 2022, SCE filed an application with the CPUC requesting reasonableness review of the incremental costs incurred in 2021 related to non-WCCP wildfire mitigation and vegetation management activities, requesting a total revenue requirement of approximately $327 million plus ongoing capital-related revenue requirement. In March 2024, the CPUC issued a decision fully authorizing SCE's requested revenue requirement. The revenue requirement is being recovered in rates over 12 months starting June 1, 2024.

In October 2023, SCE requested authority to recover a revenue requirement of $384 million, including interest, associated with 2022 operations and maintenance and capital expenditures above levels authorized in wildfire mitigation accounts and the vegetation management balancing account. In July 2024, the CPUC approved SCE's request for interim rate recovery of $210 million of this revenue requirement, subject to refund. The revenue requirement for the interim rate recovery will be recovered in rates over 17 months starting October 1, 2024. A final decision for the total authorized revenue requirement is expected in the second quarter of 2025.

2020 Emergency Wildfire Restoration

As discussed in the 2023 MD&A, SCE filed a catastrophic event memorandum account application in 2022 primarily related to restoration efforts related to multiple 2020 wildfires. In May 2024, the CPUC issued a decision approving the recovery of SCE's capital request of $312 million and operation and maintenance expenses of $200 million, resulting in a revenue requirement of $191 million plus ongoing capital-related revenue requirement. The revenue requirement will be recovered in rates over a 12-month period starting October 1, 2024.

Multi-year Wildfire Mitigation and Catastrophic Events Filing ("WMCE Filing")

In April 2024, SCE filed its WMCE Filing, seeking to recover incremental operating and maintenance expenses of $320 million and incremental capital expenditures of $702 million, primarily associated with 2019 – 2023 WCCP capital expenditures recorded in the wildfire risk mitigation balancing account, 2023 operations and maintenance and capital expenditures incremental to amounts authorized in wildfire mitigation accounts and the vegetation management balancing account, storm-related costs associated with certain 2020 – 2022 events recorded in the catastrophic event memorandum account, and certain wildfire liability insurance premium expenses recorded to the wildfire expense memorandum account, which were denied without prejudice in a previous decision. In July 2024, the CPUC adopted a schedule for the WMCE Filing with a proposed decision expected in the third quarter of 2025.

ERRA Trigger Application

SCE's cost recovery mechanism for its fuel and purchased power-related costs is primarily facilitated by three balancing accounts, one of which is the ERRA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. The overcollection in the ERRA at April 30, 2024 resulted in SCE triggering an established mechanism, which required SCE to file an expedited application on May 30, 2024, requesting CPUC approval to reduce bundled service generation rates by up to $742 million over a 12-month period starting October 1, 2024, to address the overcollection trigger (see "Business—SCE—Overview of Ratemaking Process" in the 2023 Form 10-K for further information about the trigger mechanism).

2025 FERC Formula Rate Annual Update

In June 2024, SCE provided its preliminary 2025 annual transmission revenue requirement update to interested parties. The update proposes a 2025 transmission revenue requirement of $1.3 billion, which is a $221 million, or 20% increase from the 2024 annual rates. The increase is primarily due to 2024 rates including a return of a prior year overcollection. SCE expects to file its 2025 annual update with the FERC by December 1, 2024, with the proposed rates effective January 1, 2025.

Capital Investment Plan

Major Transmission and Utility Owned Storage Projects

Riverside Transmission Reliability Project

As discussed in the 2023 MD&A, the City of Norco filed a petition for modification ("PFM") to modify the CPUC decision approving the project and reopen the record to reconsider full undergrounding during 2023. In March 2024, the CPUC denied the PFM. In May 2024, the Riverside City Council voted to move forward with the original scope of the project and SCE is restarting its work on the project.

Alberhill System Project

As discussed in the 2023 MD&A, a final CPUC decision remains pending. In June 2024, the CPUC issued an addendum to its 2017 Final Environmental Impact Report, concluding its California Environmental Quality Act review. The project is now seeking final CPUC approval to begin construction. SCE is expecting the final CPUC decision in mid-2025.

Eldorado-Lugo-Mohave Upgrade Project

As discussed in the 2023 MD&A, additional work is required to mitigate the impact of the project on nearby natural gas transmission lines and a further PFM is expected to be filed to include reasonable and prudent costs of the mitigation work. SCE expects the project to be in service in 2025, subject to the completion of environmental agency review of the mitigation work. See "Liquidity and Capital Resources—SCE—Capital Investment Plan" in the 2023 Form 10-K for further information.

Utility Owned Storage

As discussed in the 2023 MD&A, in October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory that have an aggregate capacity of 537.5 MW, consisting of a 225 MW project, a 200 MW project and a 112.5 MW project, with an in-service date of August 1, 2022. Ameresco has advised SCE that it currently expects all three projects to be in-service before the end of the third quarter of 2024. SCE believes that there is risk of delay beyond Ameresco's projected in-service dates.

Decommissioning of San Onofre

As discussed in the 2023 Form 10-K, in February 2022, SCE filed the 2021 NDCTP with the CPUC to request reasonableness review of approximately $570 million (SCE share in 2022 dollars) of recorded San Onofre Units 2 and 3 decommissioning costs incurred during the period 2018 to 2020. In May 2023, SCE entered into a settlement with the relevant intervenors under which, subject to CPUC approval, SCE agreed to a disallowance in the 2021 NDCTP of approximately $30 million. SCE has accrued for this disallowance. In May 2024, the CPUC issued a proposed decision that, if adopted, will approve the settlement.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at June 30, 2024 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2024, if SCE's credit rating had been downgraded to below investment grade as of that date. The table also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel derivative contracts.

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

(in millions)
Collateral posted as of June 30, 2024[1]	$288
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	90
Incremental collateral requirements for SCE's financial hedging activities resulting from adverse market price movement[3]	113
Posted and potential collateral requirements	$491
[1]	Net collateral provided to counterparties and other brokers consisted of $119 million in letters of credit and surety bonds and $169 million of cash collateral.
[2]

Represents potential collateral requirements for accounts payable and mark-to-market valuation at June 30, 2024. The requirements vary throughout the period and are generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2024 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.

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

In the second quarter of 2024, Edison International Parent issued $500 million of 5.45% senior notes due in 2029. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

At June 30, 2024, Edison International Parent and Other had cash on hand of $397 million and $1.5 billion available to borrow on its $1.5 billion revolving credit facility. In May 2024, Edison International extended its credit facility through May 2028. The aggregate maximum principal amount may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At June 30, 2024, Edison International's consolidated debt to total capitalization ratio was 0.64 to 1.

At June 30, 2024, Edison International Parent was in compliance with all financial covenants that affect access to capital.

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

Historical Cash Flows

SCE

	Six months ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$1,530	$862
Net cash provided by financing activities	1,135	1,090
Net cash used in investing activities	(2,667)	(2,650)
Net decrease in cash, cash equivalents and restricted cash	$(2)	$(698)

Net Cash Provided by Operating Activities

The following table summarizes major categories of net cash for operating activities as provided in more detail in SCE's consolidated statements of cash flows for the six months ended June 30, 2024 and 2023.

	Six months ended June 30,		Change in cash flows
(in millions)	2024	2023	2024/2023
Net income	$678	$848
Non-cash items[1]	1,434	1,503
Subtotal	2,112	2,351	$(239)
Changes in cash flow resulting from working capital[2]	(446)	(703)	257
Regulatory assets and liabilities	(106)	(366)	260
Wildfire-related claims[3]	(148)	(428)	280
Other noncurrent assets and liabilities[4]	118	8	110
Net cash provided by operating activities	$1,530	$862	$668
1	Non-cash items include depreciation and amortization, equity allowance for funds used during construction, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, inventory, amortization of prepaid expenses, accounts payable, derivative assets and liabilities and other current assets and liabilities.

3	The amount in 2024 represents payments of $536 million for 2017/2018 Wildfire/Mudslide Events and $282 million for Other Wildfires, partially offset by an increase in wildfire estimated losses of $670 million. The amount in 2023 is primarily related to payments of $507 million for 2017/2018 Wildfire/Mudslide Events and $16 million for Post-2018 Wildfires, partially offset by an increase in wildfire estimated losses of $96 million.
4	Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information. The amount in 2024 also includes cash received for certain state incentive programs to pass on to customers.

Net cash provided by operating activities was impacted by the following:

Net income and non-cash items decreased in 2024 by $239 million primarily due to higher wildfire claims and expenses, net of recoveries, and higher interest expense, partially offset by higher revenue authorized in Track 4, an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism and recognition of previously unrecognized return on rate base related to wildfire restoration efforts.

The net outflows in cash resulting from working capital were $446 million and $703 million during the six months ended June 30, 2024 and 2023, respectively. Net cash outflows for 2024 was primarily due to an increase in unbilled revenue of $266 million driven by higher rates and higher sales volume, and a decrease in payables of $112 million mainly due to the payments of various operating expenses. Net cash outflow for 2023 was primarily driven by the payment of power purchase contracts executed under high gas prices in late 2022.

Net cash used in regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $106 million and $366 million during the six months ended June 30, 2024 and 2023, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection through rates and incurring expenditures. Cash outflows in 2024 and 2023 are both due to current year undercollections driven by lower than forecast sales volume due to mild weather, partially offset by recovery of prior year undercollections. The lower outflow in 2024 compared to 2023 was due to higher prior year undercollections implemented into rates in 2024.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the six months ended June 30, 2024 and 2023, respectively. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Six months ended June 30,
(in millions)	2024	2023
Issuances of long-term debt, net of discount and issuance costs	$3,719	$3,044
Long-term debt repaid	(1,725)	(1,066)
Short-term debt borrowed	—	320
Short-term debt repaid	(381)	(730)
Commercial paper borrowing, net	342	262
Preference stock issued, net of issuance cost	345	—
Preference stock redeemed	(350)	—
Payment of common stock dividends to Edison International Parent	(720)	(700)
Payment of preference stock dividends	(88)	(58)
Other	(7)	18
Net cash provided by financing activities	$1,135	$1,090

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to total capital expenditures of $2.7 billion for both six months ended June 30, 2024 and 2023. In addition, SCE had a net redemption of nuclear decommissioning trust investments of $22 million and $60 million during the six months ended June 30, 2024 and 2023, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,
(in millions)	2024	2023
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$25	$49
SCE's decommissioning costs	(65)	(116)
Net cash provided by investing activities:
Proceeds from sale of investments	2,477	1,967
Purchases of investments	(2,455)	(1,907)
Net cash outflow	$(18)	$(7)

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($65 million and $116 million in 2024 and 2023, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($66 million and $109 million in 2024 and 2023, respectively). The net cash outflow in 2024 also includes a contribution of $19 million from SCE to the non-qualified decommissioning trust related to tax benefits received.

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Six months ended June 30,
(in millions)	2024	2023
Net cash used in operating activities	$(158)	$(150)
Net cash provided by financing activities	430	129
Net cash used in investing activities	(3)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$269	$(21)

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

●	$158 million and $150 million cash outflows from operating activities in 2024 and 2023, respectively, primarily due to payments relating to interest and operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Six months ended June 30,
(in millions)	2024	2023
Dividends paid to Edison International common shareholders	$(595)	$(555)
Dividends paid to Edison International preferred shareholders	(45)	(52)
Dividends received from SCE	720	700
Long-term debt issuance, net of discount and issuance costs	497	1,089
Payment for stock-based compensation	(17)	(5)
Receipt from stock option exercises	131	50
Long-term debt repayments	—	(400)
Issuance of short-term debt	—	355
Repayments of short-term debt	(15)	(1,000)
Preferred stock repurchased	(28)	—
Commercial paper financing, net	(228)	(64)
Other	10	11
Net cash provided by financing activities	$430	$129

Contingencies

Edison International's and SCE's material contingencies are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."

MARKET RISK EXPOSURES

Edison International's and SCE's primary market risks are described in the 2023 Form 10-K, and there have been no material changes during the six months ended June 30, 2024. For further discussion of market risk exposures, including commodity price risk and credit risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "Note 6. Derivative Instruments."

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, except per-share amounts, unaudited)	2024	2023	2024	2023
Operating revenue	$4,336	$3,964	$8,414	$7,930
Purchased power and fuel	1,234	1,147	2,242	2,465
Operation and maintenance	1,285	1,241	2,602	2,325
Wildfire-related claims, net of insurance recoveries	—	—	615	96
Wildfire Insurance Fund expense	37	53	73	105
Depreciation and amortization	726	650	1,428	1,306
Property and other taxes	154	149	309	289
Total operating expenses	3,436	3,240	7,269	6,586
Operating income	900	724	1,145	1,344
Interest expense	(480)	(392)	(924)	(753)
Other income, net	148	128	286	247
Income before income taxes	568	460	507	838
Income tax expense (benefit)	59	51	(54)	64
Net income	509	409	561	774
Less: Net income attributable to noncontrolling interests - preference stock of SCE	49	29	90	58
Preferred stock dividend requirements of Edison International	21	26	43	52
Net income available to Edison International common shareholders	$439	$354	$428	$664
Basic earnings per share:
Weighted average shares of common stock outstanding	385	383	385	383
Basic earnings per common share available to Edison International common shareholders	$1.14	$0.92	$1.11	$1.73
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	388	385	387	385
Diluted earnings per common share available to Edison International common shareholders	$1.13	$0.92	$1.11	$1.73

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2024	2023	2024	2023
Net income	$509	$409	$561	$774
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	1	1	1
Foreign currency translation adjustments	—	—	—	2
Other comprehensive income, net of tax	1	1	1	3
Comprehensive income	510	410	562	777
Less: Comprehensive income attributable to noncontrolling interests	49	29	90	58
Comprehensive income attributable to Edison International	$461	$381	$472	$719

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	June 30,	December 31,
(in millions, unaudited)	2024	2023
ASSETS
Cash and cash equivalents	$465	$345
Receivables, less allowances of $335 and $360 for uncollectible accounts at respective dates	2,020	2,016
Accrued unbilled revenue	1,007	742
Inventory	534	527
Prepaid expenses	103	112
Regulatory assets	3,910	2,524
Wildfire Insurance Fund contributions	138	204
Other current assets	335	341
Total current assets	8,512	6,811
Nuclear decommissioning trusts	4,292	4,173
Other investments	71	54
Total investments	4,363	4,227
Utility property, plant and equipment, less accumulated depreciation and amortization of $13,587 and $12,910 at respective dates	57,144	55,877
Nonutility property, plant and equipment, less accumulated depreciation of $119 and $114 at respective dates	205	207
Total property, plant and equipment	57,349	56,084
Regulatory assets (include $1,535 and $1,558 related to VIEs at respective dates)	8,658	8,897
Wildfire Insurance Fund contributions	1,948	1,951
Operating lease right-of-use assets	1,201	1,221
Long-term insurance receivables	496	501
Other long-term assets	2,291	2,066
Total other assets	14,594	14,636
Total assets	$84,818	$81,758

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	June 30,	December 31,
(in millions, except share amounts, unaudited)	2024	2023
LIABILITIES AND EQUITY
Short-term debt	$1,505	$1,077
Current portion of long-term debt	1,698	2,697
Accounts payable	1,892	1,983
Wildfire-related claims	31	30
Accrued interest	443	390
Regulatory liabilities	1,193	763
Current portion of operating lease liabilities	125	120
Other current liabilities	1,387	1,538
Total current liabilities	8,274	8,598
Long-term debt (include $1,492 and $1,515 related to VIEs at respective dates)	33,099	30,316
Deferred income taxes and credits	6,863	6,672
Pensions and benefits	406	415
Asset retirement obligations	2,668	2,666
Regulatory liabilities	9,900	9,420
Operating lease liabilities	1,076	1,101
Wildfire-related claims	1,219	1,368
Other deferred credits and other long-term liabilities	3,445	3,258
Total deferred credits and other liabilities	25,577	24,900
Total liabilities	66,950	63,814
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,159,317 and 1,159,317 shares of Series A and 503,454 and 532,454 shares of Series B issued and outstanding at respective dates)	1,645	1,673
Common stock, no par value (800,000,000 shares authorized; 386,099,652 and 383,924,912 shares issued and outstanding at respective dates)	6,461	6,338
Accumulated other comprehensive loss	(8)	(9)
Retained earnings	7,326	7,499
Total Edison International's shareholders' equity	15,424	15,501
Noncontrolling interests – preference stock of SCE	2,444	2,443
Total equity	17,868	17,944
Total liabilities and equity	$84,818	$81,758

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2024	2023
Cash flows from operating activities:
Net income	$561	$774
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,454	1,371
Equity allowance for funds used during construction	(96)	(75)
Deferred income taxes	(52)	63
Wildfire Insurance Fund amortization expense	73	105
Other	21	30
Nuclear decommissioning trusts	(41)	(60)
Changes in operating assets and liabilities:
Receivables	(66)	(46)
Inventory	(10)	(44)
Accounts payable	101	(415)
Other current assets and liabilities	(444)	(107)
Derivative assets and liabilities, net	(25)	(151)
Regulatory assets and liabilities, net	(106)	(366)
Wildfire-related claims	(148)	(428)
Other noncurrent assets and liabilities	150	61
Net cash provided by operating activities	1,372	712
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $34 and $43 for the respective periods	4,216	4,133
Long-term debt repaid	(1,725)	(1,466)
Short-term debt issued	—	675
Short-term debt repaid	(396)	(1,730)
Common stock issued	12	13
Preference stock issued, net of issuance cost	345	—
Preferred or preference stock repurchased or redeemed	(378)	—
Commercial paper borrowing, net of repayments	114	198
Dividends and distribution to noncontrolling interests	(88)	(58)
Common stock dividends paid	(595)	(555)
Preferred stock dividends paid	(45)	(52)
Other	105	61
Net cash provided by financing activities	1,565	1,219
Cash flows from investing activities:
Capital expenditures	(2,700)	(2,711)
Proceeds from sale of nuclear decommissioning trust investments	2,477	1,967
Purchases of nuclear decommissioning trust investments	(2,455)	(1,907)
Other	8	1
Net cash used in investing activities	(2,670)	(2,650)
Net increase (decrease) in cash, cash equivalents and restricted cash	267	(719)
Cash, cash equivalents and restricted cash at beginning of period	532	917
Cash, cash equivalents and restricted cash at end of period	$799	$198

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2024	2023	2024	2023
Operating revenue	$4,324	$3,949	$8,388	$7,899
Purchased power and fuel	1,234	1,147	2,242	2,465
Operation and maintenance	1,258	1,235	2,549	2,316
Wildfire-related claims, net of insurance recoveries	—	—	614	96
Wildfire Insurance Fund expense	37	53	73	105
Depreciation and amortization	725	648	1,426	1,304
Property and other taxes	154	148	307	287
Total operating expenses	3,408	3,231	7,211	6,573
Operating income	916	718	1,177	1,326
Interest expense	(408)	(328)	(782)	(628)
Other income, net	147	127	282	247
Income before income taxes	655	517	677	945
Income tax expense (benefit)	83	68	(1)	97
Net income	572	449	678	848
Less: Preference stock dividend requirements	49	29	90	58
Net income available to common stock	$523	$420	$588	$790

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended		Six months ended
	June 30,		June 30,
(in millions, unaudited)	2024	2023	2024	2023
Net income	$572	$449	$678	$848
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	—	1	—
Other comprehensive income, net of tax	—	—	1	—
Comprehensive income	$572	$449	$679	$848

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	June 30,	December 31,
(in millions, unaudited)	2024	2023
ASSETS
Cash and cash equivalents	$68	$214
Receivables, less allowances of $334 and $360 for uncollectible accounts at respective dates	2,009	1,981
Accrued unbilled revenue	1,007	741
Inventory	534	527
Prepaid expenses	102	111
Regulatory assets	3,910	2,524
Wildfire Insurance Fund contributions	138	204
Other current assets	326	331
Total current assets	8,094	6,633
Nuclear decommissioning trusts	4,292	4,173
Other investments	54	38
Total investments	4,346	4,211
Utility property, plant and equipment, less accumulated depreciation and amortization of $13,587 and $12,910 at respective dates	57,144	55,877
Nonutility property, plant and equipment, less accumulated depreciation of $104 and $100 at respective dates	199	201
Total property, plant and equipment	57,343	56,078
Regulatory assets (include $1,535 and $1,558 related to VIEs at respective dates)	8,658	8,897
Wildfire Insurance Fund contributions	1,948	1,951
Operating lease right-of-use assets	1,194	1,214
Long-term insurance receivables	143	157
Long-term insurance receivables due from affiliate	365	355
Other long-term assets	2,208	1,987
Total other assets	14,516	14,561
Total assets	$84,299	$81,483

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	June 30,	December 31,
(in millions, except share amounts, unaudited)	2024	2023
LIABILITIES AND EQUITY
Short-term debt	$1,505	$831
Current portion of long-term debt	798	2,197
Accounts payable	1,889	1,966
Wildfire-related claims	31	30
Accrued interest	408	355
Regulatory liabilities	1,193	763
Current portion of operating lease liabilities	124	118
Other current liabilities	1,390	1,535
Total current liabilities	7,338	7,795
Long-term debt (include $1,492 and $1,515 related to VIEs at respective dates)	28,979	26,297
Deferred income taxes and credits	8,369	8,126
Pensions and benefits	104	105
Asset retirement obligations	2,668	2,666
Regulatory liabilities	9,900	9,420
Operating lease liabilities	1,070	1,096
Wildfire-related claims	1,219	1,368
Other deferred credits and other long-term liabilities	3,390	3,206
Total deferred credits and other liabilities	26,720	25,987
Total liabilities	63,037	60,079
Commitments and contingencies (Note 12)
Preference stock	2,495	2,495
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,435	8,446
Accumulated other comprehensive loss	(11)	(12)
Retained earnings	8,175	8,307
Total equity	21,262	21,404
Total liabilities and equity	$84,299	$81,483

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2024	2023
Cash flows from operating activities:
Net income	$678	$848
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,451	1,360
Equity allowance for funds used during construction	(96)	(75)
Deferred income taxes	(3)	96
Wildfire Insurance Fund amortization expense	73	105
Other	9	17
Nuclear decommissioning trusts	(41)	(60)
Changes in operating assets and liabilities:
Receivables	(84)	(39)
Inventory	(10)	(44)
Accounts payable	115	(415)
Other current assets and liabilities	(442)	(54)
Derivative assets and liabilities, net	(25)	(151)
Regulatory assets and liabilities, net	(106)	(366)
Wildfire-related claims	(148)	(428)
Other noncurrent assets and liabilities	159	68
Net cash provided by operating activities	1,530	862
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $31 for both periods	3,719	3,044
Long-term debt repaid	(1,725)	(1,066)
Short-term debt borrowed	—	320
Short-term debt repaid	(381)	(730)
Preference stock issued, net of issuance cost	345	—
Preference stock redeemed	(350)	—
Commercial paper borrowing, net of repayments	342	262
Common stock dividends paid	(720)	(700)
Preference stock dividends paid	(88)	(58)
Other	(7)	18
Net cash provided by financing activities	1,135	1,090
Cash flows from investing activities:
Capital expenditures	(2,698)	(2,710)
Proceeds from sale of nuclear decommissioning trust investments	2,477	1,967
Purchases of nuclear decommissioning trust investments	(2,455)	(1,907)
Other	9	—
Net cash used in investing activities	(2,667)	(2,650)
Net decrease in cash, cash equivalents and restricted cash	(2)	(698)
Cash, cash equivalents and restricted cash at beginning of period	398	766
Cash, cash equivalents and restricted cash at end of period	$396	$68

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.Summary of Significant Accounting Policies

Organization and Basis of Presentation

Edison International is the ultimate parent holding company of Southern California Edison Company ("SCE") and Edison Energy, LLC, doing business as Trio ("Trio"). SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area across Southern, Central and Coastal California. Trio is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Trio's business activities are currently not material to report as a separate business segment. These combined notes to the consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's consolidated financial statements include the accounts of Edison International, SCE, and other controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's consolidated financial statements include the accounts of SCE, its controlled subsidiaries and a variable interest entity, SCE Recovery Funding LLC., of which SCE is the primary beneficiary. All intercompany transactions have been eliminated from the consolidated financial statements.

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

The December 31, 2023 financial statement data was derived from the audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements. Certain prior period amounts have been conformed to the current period's presentation, including the separate presentation of accrued interest on Edison International's and SCE's consolidated balance sheets.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	June 30,	December 31,	June 30,	December 31,
(in millions)	2024	2023	2024	2023
Money market funds	$397	$199	$10	$78

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	June 30,	December 31,
(in millions)	2024	2023
Edison International:
Cash and cash equivalents	$465	$345
Short-term restricted cash[1]	39	35
Long-term restricted cash[2]	295	152
Total cash, cash equivalents and restricted cash	$799	$532
SCE:
Cash and cash equivalents	$68	$214
Short-term restricted cash[1]	34	33
Long-term restricted cash[2]	294	151
Total cash, cash equivalents and restricted cash	$396	$398
1	Includes SCE Recovery Funding LLC's restricted cash for payments of senior secured recovery bonds and is reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	The SCE amount represents cash collected for customer-funded wildfire self-insurance and is reflected in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets. See Note 12 for further information.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. The increase in the provision of uncollectible accounts and write-offs for the three and six months ended June 30, 2024 is driven primarily by consumer protection programs.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	June 30, 2024				June 30, 2023
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$347	$16	$363		$326	$18	$344
Current period provision for uncollectible accounts[1]	54	3	57		20	1	21
Write-offs, net of recoveries	(52)	(4)	(56)		(20)	(2)	(22)
Ending balance	$349	$15	$364	[3]	$326	$17	$343

	Six months ended				Six months ended
	June 30, 2024				June 30, 2023
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$347	$17	$364	[3]	$334	$20	$354
Current period provision for uncollectible accounts[2]	114	4	118		40	1	41
Write-offs, net of recoveries	(112)	(6)	(118)		(48)	(4)	(52)
Ending balance	$349	$15	$364	[3]	$326	$17	$343
1	This includes $46 million and $13 million of incremental costs, for the three months ended June 30, 2024 and 2023, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2	This includes $96 million and $27 million of incremental costs, for the six months ended June 30, 2024 and 2023, respectively, which were probable of recovery from customers and recorded as regulatory assets.
3	Approximately $30 million and $4 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Wildfire Insurance Fund

Based on information available in January of 2024 regarding catastrophic wildfires during 2023, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. After incorporating 2023 expected losses into the historical data for the Monte Carlo simulations, SCE determined that effective in the first quarter of 2024, the life of the Wildfire Insurance Fund increased from 15 to 20 years from the date SCE committed to participate in the Wildfire Insurance Fund. Accordingly, the change resulted in a reduction in wildfire insurance fund expense from $53 million in the three months ended June 30, 2023 to $37 million in the three months ended June 30, 2024 and from $105 million in the six months ended June 30, 2023 to $73 million in the six months ended June 30, 2024.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2024	2023	2024	2023
Basic earnings per share:
Net income attributable to common shareholders	$439	$354	$428	$664
Net income available to common shareholders	$439	$354	$428	$664
Weighted average common shares outstanding	385	383	385	383
Basic earnings per share	$1.14	$0.92	$1.11	$1.73
Diluted earnings per share:
Net income attributable to common shareholders	$439	$354	$428	$664
Net income available to common shareholders	$439	$354	$428	$664
Income impact of assumed conversions	1	—	1	1
Net income available to common shareholders and assumed conversions	$440	$354	$429	$665
Weighted average common shares outstanding	385	383	385	383
Incremental shares from assumed conversions	3	2	2	2
Adjusted weighted average shares – diluted	388	385	387	385
Diluted earnings per share	$1.13	$0.92	$1.11	$1.73

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,899,476 and 2,046,312 shares of common stock for the three months ended June 30, 2024 and 2023, respectively, 3,051,134 and 3,230,213 shares of common stock for the six months ended June 30, 2024 and 2023, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition

Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.

Regulatory Proceedings

FERC 2024 Formula Rate Update

In November 2023, SCE filed its 2024 annual transmission revenue requirement update with the FERC, with the rate effective January 1, 2024. The update reflects a $1.1 billion transmission revenue requirement for 2024, $290 million or 20% lower than amounts included in the 2023 annual rates. The decrease is primarily due to returning of prior year overcollection. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first six months of 2024 based on the FERC 2024 annual update rate, subject to refund.

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

Note 2.Consolidated Statements of Changes in Equity

The following table provides Edison International's changes in equity for the three and six months ended June 30, 2024:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2023	$1,673	$6,338	$(9)	$7,499	$15,501	$2,443	$17,944
Net income	—	—	—	11	11	41	52
Common stock issued	—	11	—	—	11	—	11
Common stock dividends declared ($0.78 per share)	—	—	—	(300)	(300)	—	(300)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($24.418 - $58.854 per share for preference stock)	—	—	—	—	—	(41)	(41)
Noncash stock-based compensation	—	12	—	—	12	—	12
Preferred stock repurchased	(19)	—	—	—	(19)	—	(19)
Balance at March 31, 2024	$1,654	$6,361	$(9)	$7,166	$15,172	$2,443	$17,615
Net income	—	—	—	460	460	49	509
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued	—	86	—	—	86	—	86
Common stock dividends declared ($0.78 per share)	—	—	—	(301)	(301)	—	(301)
Dividends to noncontrolling interests ($17.927 - $54.8223 per share for preference stock)	—	—	—	—	—	(43)	(43)
Noncash stock-based compensation	—	14	—	1	15	—	15
Preferred stock repurchased	(9)	—	—	—	(9)	—	(9)
Preference stock issued, net of issuance cost	—	—	—	—	—	345	345
Preference stock redeemed	—	—	—	—	—	(350)	(350)
Balance at June 30, 2024	$1,645	$6,461	$(8)	$7,326	$15,424	$2,444	$17,868

The following table provides Edison International's changes in equity for the three and six months ended June 30, 2023:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2022	$1,978	$6,200	$(11)	$7,454	$15,621	$1,901	$17,522
Net income	—	—	—	336	336	29	365
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued	—	15	—	—	15	—	15
Common stock dividends declared ($0.7375 per share)	—	—	—	(282)	(282)	—	(282)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(52)	(52)	—	(52)
Dividends to noncontrolling interests ($22.281 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	8	—	—	8	—	8
Balance at March 31, 2023	$1,978	$6,223	$(9)	$7,456	$15,648	$1,901	$17,549
Net income	—	—	—	380	380	29	409
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued	—	35	—	—	35	—	35
Common stock dividends declared ($0.7375 per share)	—	—	—	(283)	(283)	—	(283)
Dividends to noncontrolling interests ($24.273 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	12	—	—	12	—	12
Balance at June 30, 2023	$1,978	$6,270	$(8)	$7,553	$15,793	$1,901	$17,694

The following table provides SCE's changes in equity for the three and six months ended June 30, 2024:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2023	$2,495	$2,168	$8,446	$(12)	$8,307	$21,404
Net income	—	—	—	—	106	106
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($24.418 - $58.854 per share)	—	—	—	—	(41)	(41)
Stock-based compensation	—	—	(20)	—	—	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2024	$2,495	$2,168	$8,433	$(11)	$8,012	$21,097
Net income	—	—	—	—	572	572
Dividends declared on common stock (0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($17.927 - $54.8223 per share)	—	—	—	—	(43)	(43)
Stock-based compensation	—	—	(6)	—	—	(6)
Noncash stock-based compensation	—	—	7	—	—	7
Preference stock issued	350	—	(5)	—	—	345
Preference stock redeemed	(350)	—	6	—	(6)	(350)
Balance at June 30, 2024	$2,495	$2,168	$8,435	$(11)	$8,175	$21,262

The following table provides SCE's changes in equity for the three and six months ended June 30, 2023:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789
Net income	—	—	—	—	399	399
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($22.281 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(8)	—	—	(8)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at March 31, 2023	$1,945	$2,168	$8,438	$(8)	$8,264	$20,807
Net income	—	—	—	—	449	449
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($24.273 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(3)	—	—	(3)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at June 30, 2023	$1,945	$2,168	$8,442	$(8)	$8,334	$20,881

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

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	June 30,	December 31,
(in millions)	2024	2023
Other current assets	$48	$53
Regulatory assets: non-current	1,535	1,558
Regulatory liabilities: current	29	34
Current portion of long-term debt[1]	48	47
Other current liabilities	6	6
Long-term debt[1]	1,492	1,515
1	The bondholders have no recourse to SCE. The long-term debt balance is net of unamortized debt issuance costs.

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

As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2023 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 4,873 MW and 3,368 MW at June 30, 2024 and 2023, respectively. The amounts that SCE paid to these projects were $189 million and $129 million for the three months ended June 30, 2024 and 2023, respectively, and $346 million and

$285 million for the six months ended June 30, 2024, and 2023, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

Unconsolidated Trusts of SCE

SCE Trust II, Trust III, Trust IV, Trust V, Trust VI, Trust VII and Trust VIII were utilized in 2013, 2014, 2015, 2016, 2017, 2023 and 2024, respectively, for the exclusive purpose of issuing the 5.10%, 5.75%, 5.375%, 5.45%, 5.00%, 7.50% and 6.95% trust preference securities, respectively ("trust securities"). The trusts are VIEs. SCE has concluded that it is not the primary beneficiary of these VIEs as it does not have the obligation to absorb the expected losses or the right to receive the expected residual returns of the trusts. SCE Trust II, Trust III, Trust IV, Trust V, Trust VI, Trust VII and Trust VIII issued to the public trust securities in the face amounts of $400 million, $275 million, $325 million, $300 million, $475 million, $550 million and $350 million (cumulative, liquidation amounts of $25 per share), respectively, and $10,000 of common stock each to SCE. The trusts invested the proceeds of these trust securities in Series G, Series H, Series J, Series K, Series L, Series M and Series N Preference Stock issued by SCE in the principal amounts of $400 million, $275 million, $325 million, $300 million, $475 million, $550 million and $350 million (cumulative, $2,500 per share liquidation values), respectively, which have substantially the same payment terms as the respective trust securities.

The Series G, Series H, Series J, Series K, Series L, Series M and Series N Preference Stock and the corresponding trust securities do not have a maturity date. Upon any redemption of any shares of the Series G, Series H, Series J, Series K, Series L, Series M or Series N Preference Stock, a corresponding dollar amount of trust securities will be redeemed by the applicable trust. The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities, if and when the SCE board of directors declares and makes dividend payments on the related Preference Stock. The applicable trust will use any dividends it receives on the related Preference Stock to make its corresponding distributions on the applicable series of trust securities. If SCE does not make a dividend payment to any of these trusts, SCE would be prohibited from paying dividends on its common stock. SCE has fully and unconditionally guaranteed the payment of the trust securities and trust distributions, if and when SCE pays dividends on the related Preference Stock.

The Trust II, Trust III, Trust IV, Trust V, Trust VI and Trust VII balance sheets as of June 30, 2024 and December 31, 2023 consisted of investments of $220 million, $275 million, $325 million, $300 million, $475 million and $550 million in the Series G, Series H, Series J, Series K, Series L and Series M Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, $475 million and $550 million of trust securities, respectively, and $10,000 each of common stock. The Trust VIII balance sheet as of June 30, 2024, consisted of investments of $350 million in the Series N Preference Stock (see Note 13 for further information), $350 million of trust securities and $10,000 of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended June 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI	Trust VII	Trust VIII
2024
Dividend income	$3	$4	$5	$4	$6	$11	$3
Dividend distributions	3	4	5	4	6	11	3
2023
Dividend income	$3	$4	$5	$4	$6	$—	$—
Dividend distributions	3	4	5	4	6	—	—

	Six months ended June 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI	Trust VII	Trust VIII
2024
Dividend income	$6	$8	$9	$8	$12	$21	$3
Dividend distributions	6	8	9	8	12	21	3
2023
Dividend income	$6	$8	$9	$8	$12	$—	$—
Dividend distributions	6	8	9	8	12	—	—

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2024 and December 31, 2023, nonperformance risk was not material for Edison International or SCE.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2024
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$7	$82	$(10)	$79
Money market funds and other	10	22	—	—	32
Nuclear decommissioning trusts:
Stocks[2]	1,741	—	—	—	1,741
Fixed Income[3]	877	1,640	—	—	2,517
Short-term investments, primarily cash equivalents	55	52	—	—	107
Subtotal of nuclear decommissioning trusts[4]	2,673	1,692	—	—	4,365
Total assets	2,683	1,721	82	(10)	4,476
Liabilities at fair value
Derivative contracts	—	107	3	(110)	—
Total liabilities	—	107	3	(110)	—
Net assets	$2,683	$1,614	$79	$100	$4,476

	December 31, 2023
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$3	$91	$(3)	$91
Money market funds and other	78	22	—	—	100
Nuclear decommissioning trusts:
Stocks[2]	1,658	—	—	—	1,658
Fixed Income[3]	923	1,421	—	—	2,344
Short-term investments, primarily cash equivalents	169	104	—	—	273
Subtotal of nuclear decommissioning trusts[4]	2,750	1,525	—	—	4,275
Total assets	2,828	1,550	91	(3)	4,466
Liabilities at fair value
Derivative contracts	—	77	—	(77)	—
Total liabilities	—	77	—	(77)	—
Net assets	$2,828	$1,473	$91	$74	$4,466
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 76% and 75% SCE's equity investments were in companies located in the United States at June 30, 2024 and December 31, 2023, respectively.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $112 million and $106 million at June 30, 2024 and December 31, 2023, respectively.
4	Excludes net payables of $73 million and $102 million at June 30, 2024 and December 31, 2023, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Fair value of net assets at beginning of period	$80	$47	$91	$63
Sales	—	(1)	—	(1)
Settlements	4	(12)	4	(24)
Total realized/unrealized losses[1]	(5)	(22)	(16)	(26)
Fair value of net assets at end of period	$79	$12	$79	$12
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

There were no material transfers into or out of Level 3 during 2024 and 2023.

The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value		Significant		Weighted
	(in millions)		Unobservable	Range	Average
	Assets	Liabilities	Input	(per MWh)	(per MWh)
Congestion revenue rights
June 30, 2024	$82	$3	CAISO CRR auction prices	($12.38) - $17,972.06	$4.55
December 31, 2023	91	—	CAISO CRR auction prices	(6.44) - 16,574.36	2.74

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

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $387 million and $121 million at June 30, 2024 and December 31, 2023, respectively. Assets measured at fair value and classified as Level 2 consisted of short-term investments of $2 million at both June 30, 2024 and December 31, 2023. There are no securities classified as Level 3 for Edison International Parent and Other.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	June 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$34,797	$32,091	$33,013	$31,315
SCE	29,777	27,013	28,494	26,712
1	Carrying value is net of debt issuance costs.
2	The fair value of long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

In the first six months of 2024, SCE issued the following first and refunding mortgage bonds:

Description	Month of Issuance	Rate	Maturity Date	Amount (in millions)
Series 2024A	January 2024	4.875%	2027	$500
Series 2024B	January 2024	5.20%	2034	900
Series 2024C	March 2024	5.35%	2026	600
Series 2024D	March 2024	5.15%	2029	600
Series 2024E	March 2024	5.75%	2054	400
Series 2024F	May 2024	5.45%	2031	750

The proceeds were used to fund and refinance debt for the payment of wildfire claims and related expenses above the amount of insurance proceeds, repay commercial borrowings, and for general corporate purposes.

In June 2024, Edison International Parent issued $500 million of 5.45% senior notes due in 2029. The proceeds were used for general corporate purposes and to repay commercial paper borrowings.

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at June 30, 2024:

(in millions, except for rates)
Borrower	Termination Date	Secured Overnight Financing Rate ("SOFR") plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2028	128	$1,500	$—	$—	$1,500
SCE[2,3]	May 2028	108	3,350	1,506	9	1,835
Total Edison International			$4,850	$1,506	$9	$3,335
1	At June 30, 2024, Edison International Parent did not have any outstanding commercial paper.
2	At June 30, 2024, SCE had $1.5 billion outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.64%.
3	In May 2024, Edison International Parent and SCE amended their credit facilities to extend the maturity date to May 2028, with additional one-year extension options. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Uncommitted Letters of Credit

SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $625 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At June 30, 2024, SCE had $104 million outstanding under these agreements, which expire between July 2024 and June 2025. The unused capacity under these agreements was $521 million.

Note 6.Derivative Instruments

Derivative financial instruments are used to manage exposure to commodity price risk resulting from SCE’s electricity and natural gas procurement activities. The risks of fluctuating commodity prices are managed in part by entering into forward commodity transactions, including options, swaps and futures. To mitigate credit risk from counterparties in the event of nonperformance, master netting agreements are used whenever possible, and counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The fair value of these derivative contracts and any related collateral were immaterial as of June 30, 2024 and December 31, 2023.

SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.

The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	June 30, 2024
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term
Commodity derivative contracts
Gross amounts recognized	$89	$110
Gross amounts offset in the consolidated balance sheets	(10)	(10)
Cash collateral posted	—	(100)
Net amounts presented in the consolidated balance sheets	$79	$—

	December 31, 2023
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term
Commodity derivative contracts
Gross amounts recognized	$94	$77
Gross amounts offset in the consolidated balance sheets	(3)	(3)
Cash collateral posted	—	(74)
Net amounts presented in the consolidated balance sheets	$91	$—
1	Included in "Other current assets" on SCE's consolidated balance sheets.

At June 30, 2024, SCE posted and accrued $180 million of cash collateral, of which $100 million was offset against derivative liabilities and $80 million was reflected in "Other current assets" on SCE's consolidated balance sheets. At December 31, 2023, SCE posted and accrued $121 million of cash collateral, of which $74 million was offset against derivative liabilities and $47 million was reflected in "Other current assets" on the consolidated balance sheets.

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

The following table summarizes the (losses)/gains of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Realized	$(55)	$(7)	$(126)	$109
Unrealized	(9)	(114)	(37)	(378)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	June 30, 2024	December 31, 2023
Electricity options, swaps and forwards	Gigawatt hours	7,572	3,494
Natural gas options, swaps and forwards	Billion cubic feet	17	31
Congestion revenue rights	Gigawatt hours	18,571	35,011

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are comprised of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to a reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to a reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended June 30, 2024			Three months ended June 30, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenue from contracts with customers[1]	$2,171	$1,930	$4,101	$2,043	$1,546	$3,589
Alternative revenue programs and other operating revenue[2]	436	(213)	223	124	236	360
Total operating revenue	$2,607	$1,717	$4,324	$2,167	$1,782	$3,949

	Six months ended June 30, 2024			Six months ended June 30, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1]	$4,346	$3,525	$7,871	$4,119	$3,206	$7,325
Alternative revenue programs and other operating revenue[2]	710	(193)	517	281	293	574
Total operating revenue	$5,056	$3,332	$8,388	$4,400	$3,499	$7,899
1	At June 30, 2024 and December 31, 2023, SCE's receivables related to contracts from customers were $3.0 billion and $2.5 billion, respectively, which include accrued unbilled revenue of $1.0 billion and $741 million, respectively.
2	Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.

Deferred Revenue

As of June 30, 2024, SCE has deferred revenue of $361 million related to the 2021 sale of transmission line use, of which $348 million is included in "Other deferred credits and other long-term liabilities" on SCE's consolidated balance sheets and is being amortized straight-line over the period of use of 30 years.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Edison International:
Income from operations before income taxes	$568	$460	$507	$838
Provision for income tax at federal statutory rate of 21%	119	97	106	176
Increase (decrease) in income tax from:
State tax, net of federal income tax effect	7	1	(30)	—
Property-related	(62)	(47)	(117)	(105)
Other	(5)	—	(13)	(7)
Total income tax expense (benefit)	$59	$51	$(54)	$64
Effective tax rate	10.4%	11.1%	(10.7)%	7.6%
SCE:
Income from operations before income taxes	$655	$517	$677	$945
Provision for income tax at federal statutory rate of 21%	138	109	142	198
Increase (decrease) in income tax from:
State tax, net of federal tax effect	13	8	(18)	11
Property-related	(62)	(47)	(117)	(105)
Other	(6)	(2)	(8)	(7)
Total income tax expense (benefit)	$83	$68	$(1)	$97
Effective tax rate	12.7%	13.2%	(0.1)%	10.3%

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

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Edison International:
Service cost	$24	$25	$48	$50
Non-service cost (benefit)
Interest cost	44	45	88	90
Expected return on plan assets	(59)	(54)	(118)	(108)
Amortization of net loss[1]	1	1	2	2
Regulatory adjustment	(5)	(12)	(10)	(24)
Total non-service benefit[2]	$(19)	$(20)	$(38)	$(40)
Total expense	$5	$5	$10	$10
SCE:
Service cost	$24	$24	$48	$48
Non-service cost (benefit)
Interest cost	41	42	81	84
Expected return on plan assets	(55)	(51)	(110)	(102)
Amortization of net loss[1]	—	—	1	—
Regulatory adjustment	(5)	(12)	(10)	(24)
Total non-service benefit[2]	$(19)	$(21)	$(38)	$(42)
Total expense	$5	$3	$10	$6
1	Represents the amount of net loss reclassified from other comprehensive loss.
2	Included in "Other Income, net" on Edison International's and SCE's consolidated statements of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
Service cost	$3	$5	$6	$10
Non-service cost (benefit)
Interest cost	9	18	18	36
Expected return on plan assets	(28)	(27)	(56)	(54)
Amortization of net gain	(24)	(12)	(48)	(24)
Regulatory adjustment	40	16	80	32
Total non-service benefit[1]	$(3)	$(5)	$(6)	$(10)
Total expense	$—	$—	$—	$—
1	Included in "Other income, net" on Edison International's and SCE's consolidated statements of income.

Note 10. Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
	Longest	June 30,	December 31,	June 30,	December 31,
(in millions)	Maturity Dates	2024	2023	2024	2023
Municipal bonds	2067	$704	$636	$815	$757
Government and agency securities	2074	1,104	1,072	1,195	1,186
Corporate bonds	2072	464	361	507	401
Short-term investments and receivables/payables[1]	One-year	33	164	34	171
Total debt securities and other		$2,305	$2,233	2,551	2,515
Equity securities				1,741	1,658
Total[2]				$4,292	$4,173
1	As of June 30, 2024 and December 31, 2023, short-term investments included $6 million and $38 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by July 1, 2024 and January 2, 2024, respectively.
2	Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $397 million and $380 million as of June 30, 2024 and December 31, 2023, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the asset retirement obligation ("ARO") regulatory liability. Unrealized holding gains, net of losses, were $1.8 billion at both June 30, 2024 and December 31, 2023.

The following table summarizes the gains and losses for the trust investments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Gross realized gains	$47	$124	$102	$195
Gross realized losses	(5)	(8)	(14)	(31)
Net unrealized (losses)/gains for equity securities	(10)	(11)	85	64

Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other holds strategic investments in companies focused on innovative clean energy related technologies and services, included as "Other investments" on Edison International's consolidated balance sheets. As of June 30, 2024 and December 31, 2023, these investments include $14 million and $12 million of equity investments without readily determinable fair values, respectively. The equity investments without readily determinable fair values balances included cumulative upward adjustments of $9 million, resulting primarily from values determined by additional capital infusions, at both June 30, 2024 and December 31, 2023.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	June 30,	December 31,
(in millions)	2024	2023
Current:
Regulatory balancing and memorandum accounts	$3,865	$2,502
Other	45	22
Total current	3,910	2,524
Long-term:
Deferred income taxes	5,752	5,533
Unamortized investments, net of accumulated amortization	113	110
Unamortized losses on reacquired debt	93	99
Regulatory balancing and memorandum accounts	832	1,257
Environmental remediation	226	226
Recovery assets	1,535	1,558
Other	107	114
Total long-term	8,658	8,897
Total regulatory assets	$12,568	$11,421

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	June 30,	December 31,
(in millions)	2024	2023
Current:
Regulatory balancing and memorandum accounts	$1,157	$704
Other	36	59
Total current	1,193	763
Long-term:
Costs of removal	2,602	2,635
Deferred income taxes	2,186	2,211
Recoveries in excess of ARO liabilities	1,595	1,498
Regulatory balancing and memorandum accounts	1,815	1,395
Pension and other postretirement benefits	1,685	1,664
Other	17	17
Total long-term	9,900	9,420
Total regulatory liabilities	$11,093	$10,183

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	June 30,	December 31,
(in millions)	2024	2023
Asset (liability)
Energy procurement related costs	$87	$397
Public purpose and energy efficiency	(1,897)	(1,736)
GRC related balancing accounts	1,916	1,361
Wildfire risk mitigation and insurance	859	1,169
Wildfire and drought restoration	187	417
Residential uncollectibles balancing account	101	—
Customer service re-platform memorandum account	81	21
Tax accounting memorandum account	160	108
Other	231	(77)
Assets, net of liabilities	$1,725	$1,660

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

Liability Overview

The extent of legal liability for wildfire-related damages in actions against utilities depends on a number of factors, including whether the utility substantially caused or contributed to the damages and whether parties seeking recovery of damages will be required to show negligence in addition to causation. California courts have previously found utilities to be strictly liable for property damage along with associated interest and attorneys' fees, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. If inverse condemnation is held to be inapplicable to SCE in connection with a wildfire, SCE still could be held liable for property damages and associated interest if the property damages were found to have been proximately caused by SCE's negligence. If SCE were to be found negligent, SCE could also be held liable for, among other things, fire suppression costs, business interruption losses, evacuation costs, clean-up costs, medical expenses, and personal injury/wrongful death claims, including claims for non-economic damages. Additionally, SCE could potentially be subject to fines and penalties for alleged violations of CPUC rules and state laws investigated in connection with the ignition of a wildfire.

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

As of June 30, 2024, SCE had paid $9.2 billion under executed settlements, had $71 million to be paid under executed settlements, including $58 million to be paid under the SED Agreement (as defined below), and had $598 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $64 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include estimates of potential losses related to certain potential public entity plaintiff claims, including the California Governor's Office of Emergency Service's claim in the TKM litigation, for which the statute of limitations has been tolled and for an individual plaintiff demand received in the first quarter of 2024 that has not been substantiated, as losses from these alleged and potential claims are not estimable at this time. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. Due to the number of uncertainties and possible outcomes related to the 2017/2018 Wildfire/Mudslide Events litigation, Edison International and SCE cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

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

Montecito Mudslides

SCE's internal review includes inquiry into whether the Thomas and/or Koenigstein Fires proximately caused or contributed to the Montecito Mudslides, whether, and to what extent, the Thomas and/or Koenigstein Fires were responsible for the damages in the Montecito area and other factors that potentially contributed to the losses that resulted from the Montecito Mudslides. Many other factors, including, but not limited to, weather conditions and insufficiently or improperly designed and maintained debris basins, roads, bridges and other channel crossings, caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides.

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

Litigation

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 18, 2024, in addition to the outstanding claims of approximately 840 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including the California Governor's Office of Emergency Service ("Cal OES"), outstanding. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs.

On October 4, 2018, the Los Angeles Superior Court denied Edison International's and SCE's challenge to the application of inverse condemnation to SCE with respect to the Thomas and Koenigstein Fires and, on February 26, 2019, the California Supreme Court denied SCE's petition to review the Superior Court's decision. In April 2022, following a stipulated judgment entered against SCE in the TKM litigation, SCE filed an appeal related to inverse condemnation in the California Court of Appeal, which was denied. In July 2024, SCE filed a notice of appeal with the California Supreme Court with respect to the California Court of Appeal’s decision.

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

As of July 18, 2024, SCE has also entered into settlements with approximately 13,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2023, 2022 and 2021, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $876 million, $1.7 billion and $1.7 billion, respectively, to those individual plaintiffs. In the first and second quarter of 2024, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $216 million and $180 million, respectively, to those individual plaintiffs.

The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired. As of July 18, 2024, SCE has received demands for approximately 97% and 93% of outstanding individual plaintiff claims in the TKM litigation and Woolsey litigation, respectively.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At June 30, 2024 and December 31, 2023, Edison International's and SCE's consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses of $669 million and $715 million, respectively, for claims related to the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2023:

(in millions)
Balance at December 31, 2023[1]	$715
Increase in accrued estimated losses	490
Amounts paid	(536)
Balance at June 30, 2024[2]	$669
1	At December 31, 2023, $30 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $16 million of settlements executed and $14 million of short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2023, the $1,368 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $637 million, $48 million of long term payables under the SED Agreement and estimated losses related to the Other Wildfires of $683 million.
2	At June 30, 2024, $31 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $13 million of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events, $15 million of short term payables under the SED Agreement, and $3 million of settlements executed in connection with the Other Wildfires. At June 30, 2024, the $1,219 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $598 million, $43 million of long term payables under the SED Agreement and estimated losses related to the Other Wildfires of $578 million.

For the three and six months ended June 30, 2024 and 2023, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from FERC customers, related to the 2017/2018 Wildfire/Mudslide Events claims as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Charge for wildfire-related claims	$—	$—	$490	$90
Expected revenue from FERC customers	—	—	(27)	(6)
Total pre-tax charge	—	—	463	84
Income tax benefit	—	—	(130)	(23)
Total after-tax charge	$—	$—	$333	$61

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

In total, through June 30, 2024, SCE has accrued estimated losses of $9.9 billion, has paid or is obligated to pay approximately $9.3 billion in settlements, including $58 million to be paid under the SED Agreement, and has recovered $2.0 billion from its insurance carriers in relation to the claims related to the 2017/2018 Wildfire/Mudslide Events.

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

In August 2023, SCE filed an application ("TKM Application") with the CPUC to seek rate recovery of $2.4 billion of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of $2.0 billion of uninsured claims and $0.4 billion of associated costs, including legal fees and financing costs. The TKM Application seeks recovery of amounts paid as of July 31, 2023. In the application, SCE proposed a true-up process for claims payments made after that date, and associated costs. SCE targets the third quarter of 2024 for the filing of its application to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Woolsey Fire ("Woolsey Application"). SCE's plans with respect to this filing may be delayed or modified.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events and has recorded total expected recoveries of $440 million within the FERC balancing account. This was the FERC portion of the total estimated losses accrued. As of June 30, 2024, collections have reduced the regulatory assets remaining in the FERC balancing account to $64 million. SCE will continue to evaluate the probability of recovery of FERC-jurisdictional wildfire and mudslide related costs based on available evidence, including any FERC decisions to allow or disallow recovery of FERC-jurisdictional wildfire-related costs based on a state regulator's decision on whether to permit recovery of related costs.

As of June 30, 2024, SCE has $167 million in assets recorded in property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events. These assets would be impaired if the restoration costs are permanently disallowed by the CPUC in cost recovery proceedings. In its TKM Application, SCE is seeking capital recovery of approximately $65 million in restoration costs related to the Thomas and Koenigstein Fires. SCE will seek capital recovery of restoration costs related to the Woolsey Fire when it files the Woolsey Application.

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

During the six months ended June 30, 2024, SCE accrued estimated losses of $180 million for claims related to the Other Wildfires, against which SCE has recorded expected recoveries from insurance of $56 million and expected recoveries through electric rates of $7 million. The resulting net charge to earnings was $117 million ($84 million after-tax).

Through June 30, 2024, SCE has recorded total estimated losses of $1.1 billion, expected recoveries from insurance and third parties of $679 million and expected recoveries through electric rates of $175 million related to the Other Wildfires claims. The after-tax net charges to earnings recorded through June 30, 2024 have been $152 million.

As of June 30, 2024, SCE has paid or is obligated to pay approximately $488 million under executed settlements related to the Other Wildfires and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Other Wildfires was $581 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $508 million and through electric rates of $150 million on its consolidated balance sheets related to the Other Wildfires.

Other 2017/2018 Wildfires

Numerous claims related to the Other 2017/2018 Wildfires have been initiated against SCE. The SED is also conducting investigations with respect to some Other 2017/2018 Wildfires.

2017 Creek Fire

The Creek Fire originated near Sylmar in Los Angeles County in December 2017 and burned approximately 16,000 acres, destroyed an estimated 123 structures, damaged an estimated 81 structures, and resulted in 3 civilian injuries. While the United States Forest Service's ("USFS") report of investigation concludes that the Los Angeles Department of Water and Power ("LADWP") long-span transmission lines slapping together in high winds resulted in arcing and ignition of the fire, the USFS has dismissed its claim against LADWP and filed a claim against SCE to recover over $40 million for fire-suppression costs incurred by the USFS and environmental damage to U.S. lands. A trial in the USFS litigation is currently set for July 2025. Individual and subrogation plaintiffs have also filed complaints against SCE related to the Creek Fire, and a liability-only bench trial on inverse condemnation is currently set for October 2024. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Creek Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Creek Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred. SCE has recorded expected recoveries from insurance of $18 million related to the Creek Fire. No additional insurance is available because wildfire insurance for the period in which the Creek Fire was ignited has been almost fully exhausted as a result of the TKM litigation.

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

2020 Bobcat Fire

The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The USFS has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, one commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to six firefighters. In addition, fire authorities have estimated suppression costs at approximately $80 million. An investigation into the cause of the Bobcat Fire was led by the USFS. In May 2023, SCE received a report of investigation from the USFS, in which the USFS finds that the Bobcat Fire was caused when an SCE electrical wire made contact with a tree limb. The SED has concluded its investigation of the Bobcat Fire and found no violations of its rules and regulations by

SCE related to the Bobcat Fire. The United States of America has filed a claim against SCE and one of its contractors to recover fire-suppression costs, property and natural resource losses, and emergency response costs. A jury trial in this litigation is currently set for July 2025. Individual plaintiffs have also filed complaints against SCE related to the Bobcat Fire, and a trial is currently set for January 2025. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Bobcat Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Bobcat Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

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

2022 Fairview Fire

The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 8 minutes prior to the reported start time of the fire. In November 2023, SCE received a report of investigation conducted by CAL FIRE, in which CAL FIRE finds that the Fairview Fire was caused when a sagging SCE electrical conductor came in contact with a communication line, causing sparks to fall and ignite surrounding vegetation. In July 2024, the SED issued a notice of violation alleging that SCE failed to comply with clearance requirements with respect to its electrical conductor. Jury trials for bellwether plaintiffs in the Fairview Fire litigation have been set for April and May 2025. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Fairview Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Fairview Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At June 30, 2024 and December 31, 2023, Edison International's and SCE's consolidated balance sheets included accrued estimated losses of $581 million and $683 million, respectively, for claims related to the Other Wildfires. Edison International and SCE have accrued the low end of the estimated range of reasonably possible losses for each of the Other Wildfires as no amount within the range of reasonably possible losses for each such fire appears at this time to be a better estimate than any other amount within the range. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

The following table presents changes in estimated losses since December 31, 2023:

(in millions)
Balance at December 31, 2023	$683
Increase in accrued estimated losses	180
Amounts paid	(282)
Balance at June 30, 2024	$581

For the three and six months ended June 30, 2024 and 2023, Edison International's and SCE's consolidated statements of income included charges for the estimated losses (established at the low end of the estimated range of reasonably possible losses), net of expected recoveries from insurance and customers, related to the Other Wildfires as follows, respectively:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Edison International:
Charge for wildfire-related claims	$—	$—	$180	$6
Expected insurance recoveries[1]	—	—	(55)	—
Expected revenue from CPUC and FERC customers	—	—	(7)	—
Total pre-tax charge	—	—	118	6
Income tax benefit	—	—	(33)	(2)
Total after-tax charge	$—	$—	$85	$4

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
SCE:
Charge for wildfire-related claims	$—	$—	$180	$6
Expected insurance recoveries	—	—	(56)	—
Expected revenue from CPUC and FERC customers	—	—	(7)	—
Total pre-tax charge	—	—	117	6
Income tax benefit	—	—	(33)	(2)
Total after-tax charge	$—	$—	$84	$4
1	In the first quarter of 2024, Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International, incurred $1 million insurance expenses. This amount was included in the insurance recovery of SCE but was excluded from that of Edison International.

Recovery of SCE's losses realized in connection with the Other Wildfires in excess of available insurance is subject to approval by regulators. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on the probability of future recovery. As of June 30, 2024, SCE has recorded total expected recoveries related to the Other Wildfires claims of $152 million within the Wildfire Expense Memorandum Account and Risk Management Balancing Account and $23 million within the FERC balancing account.

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

Wildfire Insurance Coverage

In May 2023, the CPUC allowed SCE to establish an expanded self-insurance program for wildfire-related costs that will be funded through CPUC-jurisdictional rates, with $150 million collected for the second half of 2023 and, in the absence of wildfire-related claims, $300 million collected for 2024. If losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2024, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum annual contribution of $12.5 million per policy year. In July 2024, the CPUC issued a decision in the 2025 GRC proceeding authorizing this self-insurance framework to continue through at least 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. SCE's self-insurance program meets its obligation to maintain reasonable insurance coverage under AB 1054 for the January 1, 2024 through December 31, 2024 period.

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

At June 30, 2024, SCE's recorded estimated minimum liability to remediate its 20 identified material sites (sites with a liability balance at June 30, 2024, in which the upper end of the range of expected costs is at least $1 million) was $242 million, including $157 million related to San Onofre. In addition to these sites, SCE also has 17 immaterial sites with a liability balance as of June 30, 2024, for which the total minimum recorded liability was $4 million. Of the $246 million total environmental remediation liability for SCE, $226 million has been recorded as a regulatory asset. SCE expects to recover $35 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $191 million through proceedings that allow

SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $107 million and $2 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 35 years. Remediation costs for each of the next five years are expected to range from $13 million to $23 million. Costs incurred for the six months ended June 30, 2024 and 2023 were $4 million and $7 million, respectively, and were included in the "Operation and maintenance" expense on Edison International's and SCE's consolidated statements of income.

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

Nuclear Insurance

SCE is a member of Nuclear Electric Insurance Limited ("NEIL"), a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $50 million and $1.1 billion, respectively. If NEIL losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $17 million per year.

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

Note 13. Equity

Common Stock Issuances

As of June 30, 2024, Edison International had not issued any shares through its "at-the-market" ("ATM") program established in August 2022. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $500 million. Edison International has no obligation to sell the remaining shares available under the ATM program.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended June 30, 2024, 1,364,543 shares of common stock were issued as stock compensation awards for net cash receipts of $86 million.

During the six months ended June 30, 2024, 2,026,073 shares of common stock were issued as stock compensation awards for net cash receipts of $104 million, 70,246 shares of new common stock were issued in lieu of distributing $5 million to shareholders opting to receive dividend payments in the form of additional common stock, 43,300 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $3 million as dividend payments and 31,112 shares of common stock were issued to employees through the Employee Stock Purchase Plan for net cash receipts of $2 million.

Preferred Stock

In the first and second quarter of 2024, Edison International repurchased 20,000 shares and 9,000 shares of its Series B Preferred Stock via open market repurchases for $19 million and $9 million at an average price of $952 per share and $967 per share, respectively, including accrued and unpaid dividends. Edison International recognized a total net gain of $1 million from the open market repurchase, reflected in "Preferred stock dividend requirements of Edison International" on the consolidated statements of income.

Preference Stock of SCE

During the second quarter of 2024, SCE issued $350 million of 6.95% Series N preference stock (140,004 shares; cumulative, $2,500 liquidation value) to SCE Trust VIII, a special purpose entity formed to issue trust securities as discussed in Note 3. The Series N preference stock may be redeemed at a premium, in whole, but not in part, at any time prior to May 13, 2029 if certain changes in tax or investment company law or interpretation or applicable rating agency equity credit criteria occur. On or after May 13, 2029, SCE may redeem the Series N shares at par, in whole or in part. The shares are not subject to mandatory redemption. In June 2024, the proceeds were used to redeem $350 million of SCE's Series E Preference Stock.

Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2024	2023	2024	2023
Edison International:
Beginning balance	$(9)	$(9)	$(9)	$(11)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	1	1	1	1
Foreign currency translation adjustments	—	—	—	2
Change	1	1	1	3
Ending Balance	$(8)	$(8)	$(8)	$(8)
SCE:
Beginning balance	$(11)	$(8)	$(12)	$(8)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	—	—	1	—
Change	—	—	1	—
Ending Balance	$(11)	$(8)	$(11)	$(8)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income, Net

Other income net of expenses is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in millions)	2024	2023	2024	2023
SCE other income (expense):
Equity allowance for funds used during construction	$49	$39	$96	$75
Increase in cash surrender value of life insurance policies and life insurance benefits	13	9	25	20
Interest income	72	66	136	126
Net periodic benefit income – non-service components	22	26	44	52
Civic, political and related activities and donations	(5)	(7)	(12)	(16)
Other	(4)	(6)	(7)	(10)
Total SCE other income, net	147	127	282	247
Other income (expense) of Edison International Parent and Other:
Net (losses) gains on equity securities	—	—	—	(3)
Interest income and other	1	1	4	3
Total Edison International other income, net	$148	$128	$286	$247

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Six months ended June 30,
(in millions)	2024	2023	2024	2023
Cash payments (receipts):
Interest, net of amounts capitalized	$746	$634	$607	$520
Income taxes, net	—	—	—	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	301	283	360	350
Preference stock of SCE	—	8	—	8

SCE's accrued capital expenditures at June 30, 2024 and 2023 were $488 million and $489 million, respectively. Accrued capital expenditures are included in investing activities in the consolidated statements of cash flows in the periods paid.

Note 17. Related-Party Transactions

In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million from EIS, for the period to June 30, 2023. SCE subsequently did not renew or purchase wildfire liability insurance from EIS for additional periods. In lieu of obtaining wildfire liability insurance from the commercial insurance market, SCE implemented its customer-funded wildfire self-insurance program beginning July 1, 2023. For further information, see Note 12. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's consolidated balance sheets were $365 million and $355 million at June 30, 2024 and December 31, 2023, respectively. The expense for wildfire-related insurance premiums paid to EIS was $66 million and $132 million for the three and six months ended June 30, 2023, respectively.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2024. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

Jointly Owned Utility Plant

Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2023 Form 10-K.

LEGAL PROCEEDINGS

2017/2018 Wildfire/Mudslide Events

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 18, 2024, in addition to the outstanding claims of approximately 840 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs.

As of July 18, 2024, SCE was aware of approximately 45 pending unsettled lawsuits representing approximately 120 individual plaintiffs related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 20 of the approximately 45 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of July 18, 2024, no trials have been set for individual plaintiffs in the TKM litigation.

Approximately 20 of the approximately 45 pending unsettled individual plaintiff lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Many of the Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death.

As of July 18, 2024, SCE was aware of approximately 140 currently pending unsettled lawsuits representing approximately 720 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 120 of the 140 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. At least one of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of July 18, 2024, a liability trial has been set for March 2025 for CAL OES and a damages trial has been set for individual plaintiffs in December 2024 in the Woolsey Fire litigation.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On June 26, 2024, the Edison International Board of Directors authorized a stock repurchase program effective July 29, 2024 for repurchase of up to $200 million of its common stock until December 31, 2025 ("Repurchase Program"). The Repurchase Program will be used to offset dilution from common stock issued under Edison International's long-term incentive compensation programs and will be funded using Edison International's working capital.

The timing and the amount of any repurchased common stock will be determined by Edison International's management based on their evaluation of market conditions and other factors. The Repurchase Program may be executed through various methods, including open market purchases, privately negotiated transactions, and other transactions in accordance with applicable securities laws. Any repurchased shares of common stock will be retired. The Repurchase Program does not obligate Edison International to acquire any particular amount of common stock, and it may be suspended or discontinued at any time in its discretion.

Purchases of Equity Securities by Edison International and Affiliated Purchasers

The following table contains information about all purchases of Edison International's common stock made by or on behalf of Edison International in the second quarter of 2024.

	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024	65,432	$71.47	-	-
May 1, 2024 to May 31, 2024	38,566	$71.26	-	-
June 1, 2024 to June 30, 2024	1,166	$72.64	-	-
Total	105,163	$71.41	-	-

[1]

The shares were purchased by agents acting on Edison International's behalf for delivery to plan participants to fulfill requirements in connection with Edison International's 401(k) Savings Plan and Dividend Reinvestment and Direct Stock Purchase Plan. The shares were purchased in open-market transactions pursuant to plan terms and participant elections.

The following table contains information about all purchases of Edison International's Series B Preferred Stock made by or on behalf of Edison International in the second quarter of 2024. For further information about Series B Preferred Stock, see "Notes to Consolidated Financial Statements—Note 13. Equity."

	Series	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)[1]	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 to April 30, 2024		-	-	-	-
May 1, 2024 to May 31, 2024		-	-	-	-
June 1, 2024 to June 30, 2024	Series B Preferred Stock	9,000	$966.77	-	-
Total	-	9,000	$966.77	-	-

[1]	The prices include the liquidation value and accrued dividends per share.

OTHER INFORMATION

Trading Plans

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2024, filed on July 25, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2024, filed on July 25, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 25, 2024	Date:	July 25, 2024