Form 10-Q
period 2024-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2024-10-29
CIK 827052, 92103

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of October 22, 2024:
Edison International	387,150,269 Shares
Southern California Edison Company	434,888,104 Shares

i

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	70	Part II, Item 2
Share Repurchase Program	70
Purchases of Equity Securities by Edison International and Affiliated Purchasers	71
OTHER INFORMATION	71	Part II Item 5
EXHIBITS	72	Part II, Item 6
SIGNATURES	73

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

ARO(s)	asset retirement obligation(s)
CAISO	California Independent System Operator
Cal Advocates	the California Public Advocates Office
CAL OES	California Governor's Office of Emergency Services
Capistrano Wind	a group of wind projects referred to as Capistrano Wind
Capital Structure Compliance Period	January 1, 2023 to December 31, 2025, the current compliance period for SCE's CPUC authorized capital structure
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a customer service system implemented in April 2021
DGC	the decommissioning general contractor engaged by SCE to undertake a significant scope of decommissioning activities at San Onofre
ECS	SCE commercial telecommunications services operated under the name of Edison Carrier Solutions
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity other than an investor-owned utility or CCA that provides electric power and ancillary services to retail customers
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings, used to mitigate the risk of wildfires in high fire risk areas, that enable SCE to more quickly shut off power when an electrical fault occurs than under traditional settings
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations

Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	Megawatt(s)
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding, a CPUC proceeding to review decommissioning costs
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
Other 2017/2018 Wildfires

Collectively, all the wildfires that originated in Southern California in 2017 or 2018 where SCE's equipment has been or may be alleged to be associated with the fire's ignition, except for the Thomas Fire, the Koenigstein Fire and the Woolsey Fire

Other Wildfires	Collectively, the Other 2017/2018 Wildfires and the Post-2018 Wildfires
PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
Post-2018 Wildfires	Collectively, all the wildfires that originated in Southern California after 2018 where SCE's equipment has been or may be alleged to be associated with the fire's ignition
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
RPS	California's Renewables Portfolio Standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SCE Recovery Funding LLC	a bankruptcy remote, wholly owned special purpose subsidiary, consolidated by SCE
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	an agreement dated October 21, 2021 between SCE and the SED regarding the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Settlement Agreement	a settlement agreement entered into between SCE and the California Public Advocates Office in August 2024 in the CPUC-jurisdictional rate recovery proceeding related to TKM
Track 4	Track 4 of the 2021 GRC, which addressed SCE's revenue requirement for 2024
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

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," "targets," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:

●	ability of SCE to recover its costs through regulated rates, timely or at all, including uninsured wildfire-related and debris flow-related costs (including amounts paid for self-insured retention and co-insurance), costs incurred to mitigate the risk of utility equipment causing future wildfires, and increased costs due to supply chain constraints, inflation and rising interest rates;
●	impact of affordability of customer rates on SCE's ability to execute its strategy, including the impact of affordability on the regulatory approval of operations and maintenance expenses, and proposed capital investment projects;
●	ability of SCE to implement its operational and strategic plans, including its WMP and capital investment program;
●	risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
●	ability of SCE to obtain safety certifications from OEIS;
●	risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard clarified by AB 1054;
●	risks associated with the operation of electrical facilities, including worker and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
●	physical security of Edison International's and SCE's critical assets and personnel and the cybersecurity of Edison International's and SCE's critical information technology systems for grid control, and business, employee and customer data;
●	ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
●	decisions and other actions by the CPUC, the FERC, the NRC and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, approval of regulatory proceeding settlements, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;

●	potential for penalties or disallowances for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition;
●	extreme weather-related incidents (including events caused, or exacerbated, by climate change, such as wildfires, debris flows, flooding, droughts, high wind events and extreme heat events) and other natural disasters (such as earthquakes), which could cause, among other things, worker and public safety issues, property damage, rotating outages and other operational issues (such as issues due to damaged infrastructure), PSPS activations and unanticipated costs;
●	cost and availability of labor, equipment and materials, including as a result of supply chain constraints and inflation;
●	ability of Edison International or SCE to borrow funds and access bank and capital markets on reasonable terms;
●	risks associated with the decommissioning of San Onofre, including those related to worker and public safety, public opposition, permitting, governmental approvals, on-site storage of spent nuclear fuel and other radioactive material, delays, contractual disputes, and cost overruns;
●	risks associated with cost allocation resulting in higher rates for utility bundled service customers because of possible customer bypass or departure for other electricity providers such as CCAs and Electric Service Providers;
●	risks inherent in SCE's capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, contractor performance, changes in the CAISO's transmission plans, and governmental approvals;
●	actions by credit rating agencies to downgrade Edison International or SCE's credit ratings or to place those ratings on negative watch or negative outlook;
●	changes in tax laws and regulations, at both the state and federal levels, or changes in the application of those laws, that could affect recorded deferred tax assets and liabilities, effective tax rates and cash flows;
●	changes in future taxable income, or changes in tax law, that would limit Edison International's and SCE's realization of expected net operating loss and tax credit carryover benefits prior to expiration;
●	changes in interest rates and potential future adjustments to SCE's ROE based on changes in Moody's utility bond rate index;
●	changes in rates of inflation (including whether inflation-related adjustments to SCE's authorized revenues allowed by the public utility regulators are commensurate with inflation rates);
●	governmental, statutory, regulatory, or administrative changes or initiatives affecting the electricity industry, including the market structure rules applicable to each market adopted by the NERC, CAISO, Western Electricity Coordinating Council, and similar regulatory bodies in adjoining regions, and changes in the United States' and California's environmental priorities that lessen the importance placed on GHG reduction and other climate related priorities;
●	availability and creditworthiness of counterparties and the resulting effects on liquidity in the power and fuel markets and/or the ability of counterparties to pay amounts owed in excess of collateral provided in support of their obligations; and
●	cost of fuel for generating facilities and related transportation, which could be impacted by, among other things, disruption of natural gas storage facilities, to the extent not recovered, timely or at all, through regulated rate cost escalation provisions or balancing accounts.

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

The MD&A for the nine months ended September 30, 2024 discusses material changes in the consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2023 and as compared to the nine months ended September 30, 2023. This discussion presumes that the reader has read or has access to the 2023 MD&A.

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

Beginning July 1, 2023, SCE implemented a customer-funded wildfire self-insurance program. With the commencement of this program, Edison International and SCE no longer consider claims-related losses for wildfires to be representative of ongoing earnings and treat such costs as non-core items. For additional information on the customer-funded self-insurance program, see "Management Overview—Customer-Funded Self-Insurance" in the 2023 MD&A.

	Three months ended			Nine months ended
	September 30,			September 30,
(in millions)	2024	2023	Change	2024	2023	Change
Net income (loss) available to Edison International
SCE	$602	$239	$363	$1,190	$1,029	$161
Edison International Parent and Other	(86)	(84)	(2)	(246)	(210)	(36)
Edison International	516	155	361	944	819	125
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(7)	(458)	451	(485)	(560)	75
Other Wildfires claims and expenses, net of recoveries[1]	(3)	(7)	4	(124)	(7)	(117)
Wildfire Insurance Fund expense	(36)	(54)	18	(109)	(159)	50
Severance costs, net of recovery	(44)	—	(44)	(44)	—	(44)
2021 NDCTP disallowance	—	—	—	—	(30)	30
Customer cancellations of certain ECS data services	—	—	—	—	(17)	17
Insurance recovery related to employment litigation matter	—	—	—	—	10	(10)
Income tax benefit[2]	25	145	(120)	213	214	(1)
Edison International Parent and Other
Customer revenues for EIS insurance contract, net of (claims)	(1)	(3)	2	(2)	42	(44)
Income tax benefit (expense)[2]	—	1	(1)	—	(9)	9
Total non-core items	(66)	(376)	310	(551)	(516)	(35)
Core earnings (loss)
SCE	667	613	54	1,739	1,578	161
Edison International Parent and Other	(85)	(82)	(3)	(244)	(243)	(1)
Edison International	$582	$531	$51	$1,495	$1,335	$160
1	Charges of $4 million related to claims from wildfires ignited prior to July 1, 2023 are included in core earnings for the nine months ended September 30, 2023. Core earnings in periods before the third quarter of 2023 have not been recast to exclude these charges.
2	SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; customer revenues (claims) for EIS insurance contract are tax-effected at the federal statutory rate of 21%.

Edison International's third quarter 2024 earnings increased $361 million from the third quarter of 2023, resulting from an increase in SCE's earnings of $363 million and an increase in Edison International Parent and Other's loss of $2 million. SCE's higher net income consisted of $54 million of higher core earnings and $309 million of lower non-core loss. Edison International Parent and Other's loss increased due to $3 million of higher core loss, partially offset by $1 million of lower non-core loss. Edison International's earnings for the nine months ended September 30, 2024 increased $125 million from the nine months ended September 30, 2023, resulting from an increase in SCE's earnings of $161 million and an increase in Edison International Parent and Other's loss of $36 million. SCE's higher net income consisted of $161 million of higher core earnings. Edison International Parent and Other's loss increased due to $35 million of lower earnings in non-core items and $1 million increase in core loss.

The increase in SCE's core earnings for both the three and nine months ended September 30, 2024 from the same periods in 2023 was primarily due to higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism, partially offset by higher interest expense. The increase in core earnings for the nine months period was also due to recognition of previously unrecognized return on rate base related to emergency restoration related capital expenditures.

Edison International Parent and Other's core loss for the three and nine months ended September 30, 2024 were both in line with the same periods in the prior year.

Consolidated non-core items for the nine months ended September 30, 2024 and 2023 primarily included:

●	Charges of $485 million ($349 million after-tax) recorded in 2024 and $560 million ($404 million after-tax) recorded in 2023 for 2017/2018 Wildfire/Mudslide Events claims and related legal expenses, net of expected FERC recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $124 million ($90 million after-tax) recorded in 2024 and $7 million ($5 million after-tax) recorded in 2023 for Other Wildfires claims and related legal expenses, net of expected insurance and regulatory recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
●	Charges of $109 million ($78 million after-tax) recorded in 2024 and $159 million ($114 million after-tax) recorded in 2023 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Severance costs of $44 million ($32 million after-tax), net of expected FERC recovery, recorded in the third quarter of 2024 due to current and probable reductions in workforce. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	A charge of $30 million ($21 million after-tax) recorded in 2023 for a disallowance related to the 2021 NDCTP. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for more information.
●	A charge of $17 million ($12 million after-tax) recorded in 2023 related to customer cancellations of certain ECS data services.
●	Insurance recovery of $10 million ($7 million after-tax) recorded in 2023 related to settlement of an employment litigation matter. SCE and Edison International settled the matter following an atypical jury award.
●	Expected wildfire claims of $2 million ($2 million after-tax) insured by EIS recorded in 2024 and net earnings of $42 million ($33 million after-tax) recorded in 2023 related to customer revenues for an EIS insurance contract offset by expected wildfire claims insured by EIS. See "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.

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

In February 2024, intervenors to the 2025 GRC proceeding, including Cal Advocates and The Utility Reform Network ("TURN"), submitted testimony in response to SCE's application. Cal Advocates and TURN recommended reductions to SCE's requests for load growth investments, infrastructure replacement, targeted undergrounding of conductors, and other areas of SCE's application.

Cal Advocates in its testimony proposed a test year 2025 revenue requirement of approximately $9.3 billion, representing an increase of approximately 11% over the 2024 revenue requirement adopted in Track 4, before the adjustments described above. While TURN did not calculate a test year 2025 revenue requirement in connection with its proposals in its testimony,

SCE estimates that TURN's proposals would result in a test year 2025 revenue requirement of approximately 12% over the 2024 revenue requirement adopted in Track 4, before the adjustments described above.

In June 2024, following amendments and other revisions to rebuttal testimony, SCE updated its 2025 revenue requirement request to $10.5 billion, and proposed post-test year revenue requirement increases of approximately $670 million, $750 million and $730 million in 2026, 2027 and 2028, respectively. The updated 2025 revenue requirement included a $220 million increase associated with the cost of capital adjustment authorized by the CPUC in a separate proceeding, which was subsequently modified by a CPUC decision in October 2024, as discussed in "—Cost of Capital Trigger."

In July 2024, the CPUC issued a decision approving SCE's request in the 2025 GRC to extend the wildfire customer-funded self-insurance through the 2025 GRC period.

In October 2024, the CPUC approved the establishment of a memorandum account to track changes in the revenue requirement between January 1, 2025, and the implementation date of the final decision, in the event that the decision is not issued in time for implementation by January 2025. While SCE and certain parties have entered into stipulations to resolve certain contested areas in the 2025 GRC, SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision.

Cost of Capital Trigger

As discussed in the 2023 Form 10-K, the cost of capital adjustment mechanism set by the CPUC provides for an adjustment to SCE's authorized cost of capital that, when triggered, will impact SCE's results of operations and cash flows. In 2023, the cost of capital adjustment mechanism was triggered and resulted in an increase to SCE's CPUC-authorized ROE from 10.05% to 10.75% effective January 1, 2024. The resulting increase to SCE's 2024 GRC-related revenue requirement was $201 million. The cost of capital adjustment mechanism was not triggered in 2024.

In October 2024, the CPUC issued a decision modifying the cost of capital adjustment mechanism that changes the mechanism's adjustment ratio from 50% to 20% effective on January 1, 2025, and also applies to the increase that most recently triggered it in 2023. As a result, SCE's 2025 CPUC-authorized ROE will be adjusted to 10.33%. The decision reduces SCE's updated 2025 GRC-related revenue requirement by approximately $117 million. For further information, see "—2025 General Rate Case." For additional information on the cost of capital adjustment mechanism, see "Business—SCE—Overview of Ratemaking Process—CPUC" in the 2023 Form 10-K.

Capital Program

Total capital expenditures (including accruals) were $4.0 billion and $3.9 billion for the nine months ended September 30, 2024 and 2023, respectively. As discussed in the 2023 Form 10-K, SCE forecasts total capital expenditures ranging from $32.2 billion to $37.5 billion for 2024 – 2028, and weighted average annual rate base from $43.0 billion to $60.6 billion for 2024 – 2028. These capital program and rate base projections incorporate the amounts requested in the 2025 GRC application and do not reflect subsequent updates included in SCE's amended and revised rebuttal testimony. For further information regarding the capital expenditures, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview—Capital Program" in the 2023 MD&A.

In May 2023, the CAISO released its 2022 – 2023 Transmission Plan based on the CPUC's projections that more than 40 gigawatts of new resources need to be added in California by 2032. As the incumbent transmission owner for a portion of these transmission projects, SCE expects to construct projects requiring capital investment of at least $2.0 billion, most of which will be incurred beyond 2028. In May 2024, the CAISO released its 2023 – 2024 Transmission Plan which identified four additional transmission projects expected to be constructed by SCE with anticipated capital expenditures of approximately $40 million in 2027 and $48 million in 2029.

In addition to projects awarded to incumbent transmission owners, the CAISO identified projects eligible for competitive solicitation. On May 20, 2024, SCE, in association with Lotus Infrastructure Global Operations, LLC ("Lotus"), was selected as the approved project sponsor for a 30-mile overhead transmission line project connecting San Diego and Orange Counties. The project is expected to be in-service in 2032. Subject to contract finalization with the CAISO and Lotus, under the terms of the commercial arrangement with Lotus, Lotus is expected to finance and construct the project. Upon the in-service date, SCE will purchase the entire project from Lotus for approximately $325 million, subject to certain adjustments, and lease 25% of the transmission capability to Lotus. Under the proposed lease agreement, Lotus will pay approximately $81 million in prepaid rent as well as 25% of the ongoing operations and maintenance costs. As a result, SCE expects to place approximately $244 million into its transmission rate base in 2032.

Southern California Wildfires and Mudslides

2017/2018 Wildfire/Mudslide Events

As discussed in the 2023 Form 10-K, multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously entered into settlements with a number of local public entities, subrogation and individual plaintiffs in the TKM and Woolsey Fire litigations and under the SED Agreement. As of October 22, 2024, in addition to the outstanding claims of approximately 440 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding.

Through September 30, 2024, SCE has accrued estimated losses of $9.9 billion, recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through FERC electric rates of $440 million, $376 million of which has been collected, related to the 2017/2018 Wildfire/Mudslide Events claims. The after-tax net charges to earnings recorded through September 30, 2024 have been $5.4 billion.

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

As of September 30, 2024, SCE had paid $9.3 billion under executed settlements and had $78 million to be paid under executed settlements, including $58 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through September 30, 2024, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $491 million. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events.

CPUC-Jurisdictional Rate Recovery

In August 2023, SCE filed an application to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides. SCE also sought recovery of approximately $65 million in restoration costs in the proceeding. In August 2024, SCE and Cal Advocates filed a joint motion in the proceeding seeking approval of the TKM Settlement Agreement between SCE and Cal Advocates. One party to the proceeding, the Wild Tree Foundation, has opposed the TKM Settlement Agreement.

Under the TKM Settlement Agreement, if approved by the CPUC, SCE will be authorized to recover 60%, or approximately $1.6 billion, of approximately $2.7 billion of losses, consisting of approximately $1.3 billion of uninsured claims paid as of May 31, 2024, and $0.3 billion of costs, composed of legal and financing costs incurred as of May 31, 2024 and estimated ongoing financing costs. SCE will also be authorized to recover 60% of claims paid and related costs incurred after May 31, 2024, other than for $125 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. Subject to approval of the TKM Settlement Agreement, SCE will request approval from the CPUC to finance the amounts authorized under the TKM Settlement Agreement through the issuance of securitized bonds. Further, SCE will be authorized to recover approximately $55 million of approximately $65 million in restoration costs incurred. In the TKM Settlement Agreement, SCE also agreed to $50 million of shareholder-funded wildfire- and public safety-related system enhancements. If the TKM Settlement Agreement is approved, SCE will be allowed to permanently exclude any after-tax charges to equity associated with the costs disallowed or funded by shareholders in the TKM Settlement Agreement and the debt issued to finance those costs from SCE's CPUC regulatory capital structure.

In October 2024, SCE filed an application to seek CPUC-jurisdictional rate recovery of $5.4 billion of prudently incurred losses related to the Woolsey Fire, consisting of approximately $4.4 billion of uninsured claims paid as of August 31, 2024 and $1.0 billion of associated costs, composed of legal and financing costs incurred as of August 31, 2024 and estimated ongoing financing costs. SCE is also seeking recovery of approximately $84 million in restoration costs in the proceeding.

Because the CPUC's decision in a cost recovery proceeding involving SDG&E arising from several 2007 wildfires in SDG&E's service area is the only directly comparable precedent available, SCE believes that there is substantial uncertainty regarding how the CPUC will interpret and apply its prudency standard to an investor-owned utility in wildfire claims related cost-recovery proceedings for fires ignited prior to the adoption of AB 1054 on July 12, 2019. Accordingly, while the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates. If, and when, the CPUC adopts a final decision approving the TKM Settlement Agreement, SCE will record a regulatory asset for recoveries permitted under the agreement.  SCE does not expect to record a regulatory asset for recoveries related to the Woolsey Fire at that time. SCE will continue to evaluate the facts and circumstances of the Woolsey Fire cost recovery proceeding in determining if and when a regulatory asset may be recorded.

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

RESULTS OF OPERATIONS

SCE

SCE's results of operations are derived mainly through two sources:

●	Earning activities – representing revenue authorized by the CPUC and the FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are composed of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.

●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses (including vegetation management and wildfire insurance), and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's results of operations for the periods indicated.

Three months ended September 30, 2024 versus September 30, 2023

	Three months ended September 30, 2024			Three months ended September 30, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$2,606	$2,582	$5,188	$2,387	$2,300	$4,687
Purchased power and fuel	—	1,898	1,898	—	1,988	1,988
Operation and maintenance	685	679	1,364	552	302	854
Wildfire-related claims, net of insurance recoveries	—	—	—	479	—	479
Wildfire Insurance Fund expense	36	—	36	54	—	54
Depreciation and amortization	698	12	710	650	15	665
Property and other taxes	163	4	167	133	5	138
Total operating expenses	1,582	2,593	4,175	1,868	2,310	4,178
Operating income (loss)	1,024	(11)	1,013	519	(10)	509
Interest expense	(390)	(13)	(403)	(353)	(16)	(369)
Other income, net	102	24	126	102	26	128
Income before income taxes	736	—	736	268	—	268
Income tax expense (benefit)	95	—	95	(1)	—	(1)
Net income	641	—	641	269	—	269
Less: Preference stock dividend requirements	39	—	39	30	—	30
Net income available to common stock	$602	$—	$602	$239	$—	$239

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $219 million is primarily due to:
●	An increase in CPUC-related revenue of $188 million due to higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism. See "Management Overview—Cost of Capital Trigger" for more information.
●	An increase in CPUC-related revenue of $24 million due to higher wildfire mitigation expenses authorized for recovery in 2024. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	Higher operation and maintenance expense of $133 million is primarily due to:
●	An increase in wildfire mitigation expense of $99 million due to higher amounts authorized in Track 4, and the recognition of previously deferred costs (offset in revenue above).
●	Severance costs of $47 million recorded in 2024 due to current and probable reductions in workforce.

●	Charges for wildfire-related claims, net of insurance recoveries, were $479 million in 2023, primarily related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Lower wildfire insurance fund amortization expense of $18 million due to the change in the estimated life of the Wildfire Insurance Fund in the first quarter of 2024, which increased the amortization period of SCE's contributions in 2024. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Higher depreciation and amortization expense of $48 million primarily due to an increase in plant balances.
●	Higher property and other taxes of $30 million primarily due to an increase in assessed property value.
●	Higher interest expense of $37 million primarily due to higher interest rates and additional long-term borrowings.
●	See "Income Taxes" below for the explanation of the $96 million increase in income tax expense.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Lower purchased power and fuel expense of $90 million, primarily due to lower purchased power and gas prices, partially offset by increase in purchased power volume.
●	Higher operation and maintenance expense of $377 million primarily due to:
●	An increase in vegetation management expense of $261 million due to higher amounts authorized in Track 4 and the recognition of previously deferred costs.
●	An increase in expense of $53 million primarily due to higher expected uncollectible expenses in 2024.
●	An increase in expense of $39 million related to public purpose programs.
●	An increase in expense of $36 million related to higher transmission access charges.

Nine months ended September 30, 2024 versus September 30, 2023

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Operating revenue	$7,662	$5,914	$13,576	$6,787	$5,799	$12,586
Purchased power and fuel	—	4,140	4,140	—	4,453	4,453
Operation and maintenance	2,159	1,754	3,913	1,828	1,342	3,170
Wildfire-related claims, net of insurance recoveries	614	—	614	575	—	575
Wildfire Insurance Fund expense	109	—	109	159	—	159
Depreciation and amortization	2,101	35	2,136	1,937	32	1,969
Property and other taxes	461	13	474	405	20	425
Total operating expenses	5,444	5,942	11,386	4,904	5,847	10,751
Operating income (loss)	2,218	(28)	2,190	1,883	(48)	1,835
Interest expense	(1,144)	(41)	(1,185)	(968)	(29)	(997)
Other income, net	339	69	408	298	77	375
Income before income taxes	1,413	—	1,413	1,213	—	1,213
Income tax expense	94	—	94	96	—	96
Net income	1,319	—	1,319	1,117	—	1,117
Less: Preference stock dividend requirements	129	—	129	88	—	88
Net income available to common stock	$1,190	$—	$1,190	$1,029	$—	$1,029

Earning Activities

Earning activities were primarily affected by the following:

●	Higher operating revenue of $875 million is primarily due to:
●	An increase in CPUC-related revenue of $533 million due to higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism. See "Management Overview—Cost of Capital Trigger" for more information.
●	An increase in CPUC-related revenue of $355 million due to higher wildfire mitigation and emergency restoration expenses authorized for recovery in 2024. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information.
●	Higher operation and maintenance expense of $331 million is primarily due to:
●	An increase in expense of $200 million related to emergency restoration costs authorized for recovery in 2024 (offset in revenue above).
●	An increase in wildfire mitigation expense of $146 million due to higher amounts authorized in Track 4, and recognition of previously deferred costs (offset in revenue above).
●	Severance costs of $47 million recorded in 2024 due to current and probable reductions in workforce.
●	A decrease in expense of $30 million related to CSRP revenue requirement approved in 2023 (offset in revenue above).
●	In 2023, SCE recognized a $30 million disallowance related to the 2021 NDCTP.
●	In 2023, SCE recorded a charge of $17 million related to customer cancellations of certain ECS data services.

●	Charges for wildfire-related claims, net of insurance recoveries, were $614 million and $575 million in 2024 and 2023, respectively, related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfires. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
●	Lower wildfire insurance fund amortization expense of $50 million due to the change in the estimated life of the Wildfire Insurance Fund, which increased the amortization period of SCE's contributions in 2024. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
●	Higher depreciation and amortization expense of $164 million primarily due to increased plant balances and the recognition of $48 million of previously deferred wildfire mitigation and emergency restoration related depreciation expense in 2024 (offset in revenue above).
●	Higher property and other taxes of $56 million primarily due to increased assessed property value and the recognition of $8 million of previously deferred wildfire mitigation and emergency restoration related property tax in 2024 (offset in revenue above).
●	Higher interest expense of $176 million primarily due to increased interest rates on long-term debt and balancing account overcollections, as well as additional long-term borrowings.
●	Higher other income of $41 million primarily due to increased equity allowance for funds used during construction and increased interest rates applied to balancing account undercollections.
●	Higher preference stock dividend requirements of $41 million primarily due to increased preference stock outstanding.
●	See "Income Taxes" below for the explanation of the $2 million decrease in income tax expense.

Cost-Recovery Activities

Operating revenue and the corresponding operating expenses in cost-recovery activities were primarily affected by the following:

●	Lower purchased power and fuel costs of $313 million, primarily due to lower purchased power and gas prices, partially offset by increase in purchased power volume.
●	Higher operation and maintenance costs of $412 million primarily due to:
●	An increase in vegetation management expense of $501 million due to higher amounts authorized in Track 4 and the recognition of previously deferred costs.
●	An increase in expense of $129 million related to public purpose programs.
●	An increase in expense of $125 million primarily due to higher expected uncollectible expenses in 2024.
●	An increased expense of $93 million related to higher transmission access charges.
●	In May 2023, SCE recognized $205 million of previously deferred wildfire insurance premium that provided coverage for the last six months of 2020.
●	A decrease in insurance costs of $192 million due to SCE's expanded use of customer-funded self-insurance. See "Management Overview—Customer-Funded Self-Insurance" in the 2023 Form 10-K.
●	A decrease in expense of $48 million due to lower recovery of previously deferred wildfire mitigation costs in 2024 compared to 2023.

●	Higher interest expense of $12 million primarily due to recovery of expense associated with AB 1054 Excluded Capital Expenditures financed through securitization.

Supplemental Operating Revenue Information

As a result of the CPUC-authorized decoupling mechanism, SCE revenues are not affected by changes in volume of retail electricity sales.

Income Taxes

Compared to the same periods in 2023, SCE's income tax expense increased by $96 million for the three months ended September 30, 2024 and was comparable to the nine months ended September 30, 2024. In both periods, the key drivers were higher pre-tax income partially offset by higher flow-through tax benefits. The effective tax rates were 12.9% and (0.4)% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rates were 6.7% and 7.9% for the nine months ended September 30, 2024, and 2023, respectively. SCE's effective tax rate is below the federal statutory rate of 21% for 2024 and 2023 primarily due to the CPUC's flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences, which reverse over time. The accounting treatment for these temporary differences results in recording regulatory assets and liabilities for amounts that would otherwise be recorded to deferred tax expense/benefit.

See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rates.

Edison International Parent and Other

Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.

Loss from Operations

The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Edison International Parent and Other net loss	$(64)	$(57)	$(181)	$(131)
Less: Preferred stock dividend requirements	22	27	65	79
Edison International Parent and Other net loss attributable to common shareholders	$(86)	$(84)	$(246)	$(210)

The net loss attributable to common shareholders from operations of Edison International Parent and Other for the three months ended September 30, 2024 was in line with the same period in 2023. The net loss attributable to common stock from operations of Edison International Parent and Other increased $36 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to lack of earnings from an EIS insurance contract and higher interest expense, partially offset by lower preferred stock dividend.

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

In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, and capital market and bank financings. SCE also has availability under its credit facility to fund cash requirements. SCE also expects to issue additional debt for general corporate purposes, and to finance, and refinance debt issued for, payment of claims and expenses related to the 2017/2018 Wildfire/Mudslide Events.

During the first nine months of 2024, SCE issued a total of $4.3 billion of first and refunding mortgage bonds. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements." In May 2024, SCE issued $350 million of preference stock. The proceeds were used in June 2024 to redeem all outstanding shares of SCE's Series E Preference Stock. For further details, see "Notes to Consolidated Financial Statements—Note 13. Equity."

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

Available Liquidity

At September 30, 2024, SCE had cash on hand of $91 million and approximately $2.8 billion available to borrow on its $3.4 billion revolving credit facility. In May 2024, SCE extended its credit facility through May 2028. The aggregate maximum principal amount may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also has standby letters of credit with total capacity of $625 million, and the unused amount was $429 million as of September 30, 2024. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Debt Covenant

SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At September 30, 2024, SCE's debt to total capitalization ratio was 0.57 to 1.

At September 30, 2024, SCE was in compliance with all financial covenants that affect access to capital.

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

In October 2023, SCE requested authority to recover a revenue requirement of $384 million, including interest, associated with 2022 operations and maintenance and capital expenditures above levels authorized in wildfire mitigation accounts and the vegetation management balancing account. In July 2024, the CPUC approved SCE's request for interim rate recovery of $210 million of this revenue requirement, subject to refund. The revenue requirement for the interim rate recovery is being recovered in rates over 17 months starting October 1, 2024. A final decision for the total authorized revenue requirement is expected in the second quarter of 2025 according to the CPUC adopted schedule.

2020 Emergency Wildfire Restoration

As discussed in the 2023 MD&A, SCE filed a catastrophic event memorandum account application in 2022 primarily related to restoration efforts related to multiple 2020 wildfires. In May 2024, the CPUC issued a decision approving the recovery of SCE's capital request of $312 million and operation and maintenance expenses of $200 million, resulting in a revenue requirement of $191 million plus ongoing capital-related revenue requirement. The revenue requirement is being recovered in rates over a 12-month period starting October 1, 2024.

Multi-year Wildfire Mitigation and Catastrophic Events Filing ("WMCE Filing")

In April 2024, SCE filed its WMCE Filing, seeking to recover incremental operating and maintenance expenses of $320 million and incremental capital expenditures of $702 million, primarily associated with 2019 – 2023 WCCP capital expenditures recorded in the wildfire risk mitigation balancing account, 2023 operations and maintenance and capital expenditures incremental to amounts authorized in wildfire mitigation accounts and the vegetation management balancing account, storm-related costs associated with certain 2020 – 2022 events recorded in the catastrophic event memorandum account, and certain wildfire liability insurance premium expenses recorded to the wildfire expense memorandum account, which were denied without prejudice in a previous decision. In July 2024, the CPUC adopted a schedule with a proposed decision expected in the third quarter of 2025.

ERRA Trigger Application

SCE recovers its fuel and purchased power-related costs through various balancing accounts, primarily the ERRA and the PABA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. The aggregate overcollection in the ERRA and the eligible portion of the PABA at April 30, 2024 resulted in SCE triggering an established mechanism, which required SCE to file an expedited application for the CPUC's approval to reduce bundled service generation rates (see "Business—SCE—Overview of Ratemaking Process" in the 2023 Form 10-K for further information about the trigger mechanism). The CPUC approved this application in August 2024, resulting in a $742 million reduction in the revenue requirement, returned through rates over a 12-month period starting October 1, 2024.

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

Capital Investment Plan

Major Transmission and Utility Owned Storage Projects

Riverside Transmission Reliability Project

As discussed in the 2023 MD&A, the City of Norco filed a petition for modification ("PFM") to modify the CPUC decision approving the project and reopen the record to reconsider full undergrounding during 2023. In March 2024, the CPUC denied the PFM. In May 2024, the Riverside City Council voted to move forward with the original scope of the project and SCE restarted its work on the project.

Alberhill System Project

As discussed in the 2023 MD&A, a final CPUC decision remains pending. In June 2024, the CPUC issued an addendum to its 2017 Final Environmental Impact Report, concluding its California Environmental Quality Act review. The project is now seeking final CPUC approval to begin construction. SCE is expecting the final CPUC decision in mid-2025.

Eldorado-Lugo-Mohave Upgrade Project

As discussed in the 2023 MD&A, additional work is required to mitigate the impact of the project on nearby natural gas transmission lines and a further PFM or an amendment to an existing PFM is expected to be filed to include reasonable and prudent costs of the mitigation work. SCE expects the project to be in service in 2025, subject to the completion of environmental agency review of the mitigation work. See "Liquidity and Capital Resources—SCE—Capital Investment Plan" in the 2023 Form 10-K for further information.

Utility Owned Storage

As discussed in the 2023 MD&A, in October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service territory that have an aggregate capacity of 537.5 MW, consisting of a 225 MW project, a 200 MW project and a 112.5 MW project, with an in-service date of August 1, 2022. The 200 MW and 112.5 MW projects went in-service during the third quarter of 2024 and Ameresco has advised SCE that it currently expects the 225 MW project to be in-service before the end of 2024. SCE believes that there is risk of delay beyond Ameresco's projected in-service date.

Decommissioning of San Onofre

As discussed in the 2023 Form 10-K, SCE filed the 2021 NDCTP with the CPUC in February 2022 to request reasonableness review of approximately $570 million (SCE share in 2022 dollars) of recorded San Onofre Units 2 and 3 decommissioning costs incurred during the period 2018 to 2020. In May 2023, SCE agreed to a $30 million disallowance related to the 2021 NDCTP under a settlement with the relevant intervenors and recognized the disallowance in 2023. In August 2024, the CPUC approved the 2021 NDCTP, as modified by the settlement agreement. In September 2024, SCE made a contribution to the non-qualified nuclear decommissioning trust to effectuate the disallowance. For more information, see "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" in the 2023 Form 10-K.

In the third quarter of 2024, SCE updated its decommissioning cost estimate for decommissioning activities to be completed at San Onofre Units 2 and 3 to $3.0 billion (SCE share is $2.3 billion) in 2024 dollars. For more information, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies." The decommissioning cost estimate included costs through the expected decommissioning completion date, currently estimated to be in 2056 for San Onofre Units 2 and 3. SCE intends to file its updated decommissioning cost estimate with the CPUC before the end of 2024.

Margin and Collateral Deposits

Certain derivative instruments, power and energy procurement contracts and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at September 30, 2024 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.

The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2024, if SCE's credit rating had been downgraded to below investment grade as of that date. The table also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel derivative contracts.

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

(in millions)
Collateral posted as of September 30, 2024[1]	$368
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	101
Incremental collateral requirements for SCE's financial hedging activities resulting from adverse market price movement[3]	57
Posted and potential collateral requirements	$526
[1]	Net collateral provided to counterparties and other brokers consisted of $211 million in letters of credit and surety bonds and $157 million of cash collateral.
[2]

Represents potential collateral requirements for accounts payable and mark-to-market valuation at September 30, 2024. The requirements vary throughout the period and are generally lower at the end of the month.

[3]

Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2024 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.

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

At September 30, 2024, Edison International Parent and Other had cash on hand of $109 million and $1.5 billion available to borrow on its $1.5 billion revolving credit facility. In May 2024, Edison International extended its credit facility through May 2028. The aggregate maximum principal amount may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

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

Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At September 30, 2024, Edison International's consolidated debt to total capitalization ratio was 0.63 to 1.

At September 30, 2024, Edison International Parent was in compliance with all financial covenants that affect access to capital.

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

Historical Cash Flows

SCE

	Nine months ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$4,037	$2,733
Net cash provided by financing activities	188	713
Net cash used in investing activities	(4,093)	(3,894)
Net increase (decrease) in cash, cash equivalents and restricted cash	$132	$(448)

Net Cash Provided by Operating Activities

The following table summarizes major categories of net cash for operating activities as provided in more detail in SCE's consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023.

	Nine months ended September 30,		Change in cash flows
(in millions)	2024	2023	2024/2023
Net income	$1,319	$1,117
Non-cash items[1]	2,173	2,173
Subtotal	3,492	3,290	$202
Changes in cash flow resulting from working capital[2]	(834)	(1,120)	286
Regulatory assets and liabilities	1,557	705	852
Wildfire-related claims[3]	(304)	(75)	(229)
Other noncurrent assets and liabilities[4]	126	(67)	193
Net cash provided by operating activities	$4,037	$2,733	$1,304
1	Non-cash items include depreciation and amortization, equity allowance for funds used during construction, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2	Changes in working capital items include receivables, accrued unbilled revenue, inventory, amortization of prepaid expenses, accounts payable, derivative assets and liabilities and other current assets and liabilities.
3	The amount in 2024 represents payments of $636 million for 2017/2018 Wildfire/Mudslide Events and $342 million for Other Wildfires, partially offset by an increase in wildfire estimated losses of $674 million. The amount in 2023 is primarily related to payments of $747 million for 2017/2018 Wildfire/Mudslide Events and $16 million for Post-2018 Wildfires, partially offset by an increase in wildfire estimated losses of $689 million.
4	Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information. The amount in 2024 also includes cash received from customers to fund certain construction projects and cash received for a state incentive program to pass on to customers. The amount in 2023 also includes outflow from increase in wildfire insurance receivables.

Net cash provided by operating activities was impacted by the following:

Net income and non-cash items increased in 2024 by $202 million primarily due to higher revenue authorized in Track 4, an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism, and recognition of previously unrecognized return on rate base related to emergency restoration related capital expenditures, partially offset by higher interest expense.

The net outflows in cash resulting from working capital were $834 million and $1,120 million during the nine months ended September 30, 2024 and 2023, respectively. Net cash outflows for both 2024 and 2023 were primarily due to the increases in customer receivables and unbilled revenue for both years.

Net cash provided by regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $1,557 million and $705 million during the nine months ended September 30, 2024 and 2023, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection through rates and incurring expenditures. Cash inflows in 2024 and 2023 were both due to recovery of prior year undercollections. The higher inflow in 2024 compared to 2023 was driven by higher prior year undercollections implemented into rates in 2024 and higher sales volume due to hotter weather in 2024.

Net Cash Provided by Financing Activities

The following table summarizes cash provided by financing activities for the nine months ended September 30, 2024 and 2023, respectively. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Nine months ended September 30,
(in millions)	2024	2023
Issuances of long-term debt, net of discount and issuance costs	$4,217	$3,589
Long-term debt repaid	(2,176)	(1,467)
Short-term debt borrowed	—	496
Short-term debt repaid	(386)	(944)
Commercial paper financing, net	(609)	137
Preference stock issued, net of issuance cost	345	—
Preference stock redeemed	(350)	—
Payment of common stock dividends to Edison International Parent	(720)	(1,050)
Payment of preference stock dividends	(130)	(87)
Other	(3)	39
Net cash provided by financing activities	$188	$713

Net Cash Used in Investing Activities

Cash flows used in investing activities are primarily due to total capital expenditures of $4.2 billion and $4.0 billion for nine months ended September 30, 2024 and 2023, respectively. In addition, SCE had a net redemption of nuclear decommissioning trust investments of $70 million and $94 million during the nine months ended September 30, 2024 and 2023, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities

SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,
(in millions)	2024	2023
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$33	$77
SCE's decommissioning costs	(162)	(167)
Net cash provided by investing activities:
Proceeds from sale of investments	3,558	3,223
Purchases of investments	(3,488)	(3,129)
Net cash (outflow) inflow	$(59)	$4

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($162 million and $167 million in 2024 and 2023, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($151 million and $171 million in 2024 and 2023, respectively). The net cash outflow in 2024 also includes $19 million of tax benefits received and a $30 million disallowance under the 2021 NDCTP (For further details, see "—Decommissioning of San Onofre), both contributed by SCE to the decommissioning trust.

Edison International Parent and Other

The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Nine months ended September 30,
(in millions)	2024	2023
Net cash used in operating activities	$(193)	$(187)
Net cash provided by financing activities	176	167
Net cash used in investing activities	(4)	—
Net decrease in cash, cash equivalents and restricted cash	$(21)	$(20)

Net Cash Used in Operating Activities

Net cash used in operating activities was impacted by the following:

●	$193 million and $187 million cash outflows from operating activities in 2024 and 2023, respectively, primarily due to payments relating to interest and operating costs.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was as follows:

	Nine months ended September 30,
(in millions)	2024	2023
Dividends paid to Edison International common shareholders	$(896)	$(833)
Dividends paid to Edison International preferred shareholders	(88)	(105)
Dividends received from SCE	720	1,050
Long-term debt issuance, net of discount and issuance costs	496	1,089
Receipt from stock option exercises	204	62
Long-term debt repayments	—	(400)
Issuance of short-term debt	—	355
Repayments of short-term debt	(15)	(1,000)
Preferred stock repurchased	(28)	—
Commercial paper financing, net	(208)	(63)
Other	(9)	12
Net cash provided by financing activities	$176	$167

Contingencies

Edison International's and SCE's material contingencies are discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."

MARKET RISK EXPOSURES

Edison International's and SCE's primary market risks are described in the 2023 Form 10-K, and there have been no material changes during the nine months ended September 30, 2024. For further discussion of market risk exposures, including commodity price risk, and credit risk, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "Note 6. Derivative Instruments."

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per-share amounts, unaudited)	2024	2023	2024	2023
Operating revenue	$5,201	$4,702	$13,615	$12,632
Purchased power and fuel	1,898	1,988	4,140	4,453
Operation and maintenance	1,393	882	3,995	3,207
Wildfire-related claims, net of insurance recoveries	1	482	616	578
Wildfire Insurance Fund expense	36	54	109	159
Depreciation and amortization	710	665	2,138	1,971
Property and other taxes	168	139	477	428
Total operating expenses	4,206	4,210	11,475	10,796
Operating income	995	492	2,140	1,836
Interest expense	(477)	(433)	(1,401)	(1,186)
Other income, net	127	130	413	377
Income before income taxes	645	189	1,152	1,027
Income tax expense (benefit)	68	(23)	14	41
Net income	577	212	1,138	986
Less: Net income attributable to noncontrolling interests - preference stock of SCE	39	30	129	88
Preferred stock dividend requirements of Edison International	22	27	65	79
Net income available to Edison International common shareholders	$516	$155	$944	$819
Basic earnings per share:
Weighted average shares of common stock outstanding	387	383	386	383
Basic earnings per common share available to Edison International common shareholders	$1.33	$0.40	$2.45	$2.14
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	390	385	388	385
Diluted earnings per common share available to Edison International common shareholders	$1.32	$0.40	$2.44	$2.13

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2024	2023	2024	2023
Net income	$577	$212	$1,138	$986
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	—	2	1
Foreign currency translation adjustments	1	—	1	2
Other comprehensive income, net of tax	2	—	3	3
Comprehensive income	579	212	1,141	989
Less: Comprehensive income attributable to noncontrolling interests	39	30	129	88
Comprehensive income attributable to Edison International	$540	$182	$1,012	$901

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	September 30,	December 31,
(in millions, unaudited)	2024	2023
ASSETS
Cash and cash equivalents	$200	$345
Receivables, less allowances of $341 and $360 for uncollectible accounts at respective dates	2,780	2,016
Accrued unbilled revenue	1,202	742
Inventory	533	527
Prepaid expenses	104	112
Regulatory assets	2,168	2,524
Wildfire Insurance Fund contributions	138	204
Other current assets	319	341
Total current assets	7,444	6,811
Nuclear decommissioning trusts	4,424	4,173
Other investments	50	54
Total investments	4,474	4,227
Utility property, plant and equipment, less accumulated depreciation and amortization of $13,833 and $12,910 at respective dates	58,092	55,877
Nonutility property, plant and equipment, less accumulated depreciation of $122 and $114 at respective dates	206	207
Total property, plant and equipment	58,298	56,084
Regulatory assets (include $1,524 and $1,558 related to a Variable Interest Entity ("VIE") at respective dates)	8,660	8,897
Wildfire Insurance Fund contributions	1,913	1,951
Operating lease right-of-use assets	1,180	1,221
Long-term insurance receivables	386	501
Other long-term assets	2,394	2,066
Total other assets	14,533	14,636
Total assets	$84,749	$81,758

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	September 30,	December 31,
(in millions, except share amounts, unaudited)	2024	2023
LIABILITIES AND EQUITY
Short-term debt	$568	$1,077
Current portion of long-term debt	2,548	2,697
Accounts payable	2,185	1,983
Wildfire-related claims	39	30
Accrued interest	452	390
Regulatory liabilities	874	763
Current portion of operating lease liabilities	124	120
Other current liabilities	1,717	1,538
Total current liabilities	8,507	8,598
Long-term debt (include $1,492 and $1,515 related to a VIE at respective dates)	32,303	30,316
Deferred income taxes and credits	6,967	6,672
Pensions and benefits	403	415
Asset retirement obligations	2,531	2,666
Regulatory liabilities	10,310	9,420
Operating lease liabilities	1,056	1,101
Wildfire-related claims	1,055	1,368
Other deferred credits and other long-term liabilities	3,510	3,258
Total deferred credits and other liabilities	25,832	24,900
Total liabilities	66,642	63,814
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,159,317 and 1,159,317 shares of Series A and 503,454 and 532,454 shares of Series B issued and outstanding at respective dates)	1,645	1,673
Common stock, no par value (800,000,000 shares authorized; 387,148,995 and 383,924,912 shares issued and outstanding at respective dates)	6,538	6,338
Accumulated other comprehensive loss	(6)	(9)
Retained earnings	7,486	7,499
Total Edison International's shareholders' equity	15,663	15,501
Noncontrolling interests – preference stock of SCE	2,444	2,443
Total equity	18,107	17,944
Total liabilities and equity	$84,749	$81,758

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2024	2023
Cash flows from operating activities:
Net income	$1,138	$986
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,183	2,034
Equity allowance for funds used during construction	(143)	(116)
Deferred income taxes	(42)	53
Wildfire Insurance Fund amortization expense	109	159
Other	43	32
Nuclear decommissioning trusts	(118)	(94)
Changes in operating assets and liabilities:
Receivables	(847)	(692)
Inventory	(9)	(40)
Accounts payable	336	(186)
Tax receivables and payables	198	127
Other current assets and liabilities	(492)	(214)
Derivative assets and liabilities, net	(2)	(139)
Regulatory assets and liabilities, net	1,557	705
Wildfire-related insurance receivable	115	(84)
Wildfire-related claims	(304)	(75)
Other noncurrent assets and liabilities	122	90
Net cash provided by operating activities	3,844	2,546
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $37 and $48 for the respective periods	4,713	4,678
Long-term debt repaid	(2,176)	(1,867)
Short-term debt issued	—	851
Short-term debt repaid	(401)	(1,944)
Common stock issued	12	16
Preference stock issued, net of issuance cost	345	—
Preferred and preference stock repurchased or redeemed	(378)	—
Commercial paper (repayments) borrowing, net	(817)	74
Dividends and distribution to noncontrolling interests	(130)	(87)
Common stock dividends paid	(896)	(833)
Preferred stock dividends paid	(88)	(105)
Other	180	97
Net cash provided by financing activities	364	880
Cash flows from investing activities:
Capital expenditures	(4,211)	(3,991)
Proceeds from sale of nuclear decommissioning trust investments	3,558	3,223
Purchases of nuclear decommissioning trust investments	(3,488)	(3,129)
Other	44	3
Net cash used in investing activities	(4,097)	(3,894)
Net increase (decrease) in cash, cash equivalents and restricted cash	111	(468)
Cash, cash equivalents and restricted cash at beginning of period	532	917
Cash, cash equivalents and restricted cash at end of period	$643	$449

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Income	Southern California Edison Company

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2024	2023	2024	2023
Operating revenue	$5,188	$4,687	$13,576	$12,586
Purchased power and fuel	1,898	1,988	4,140	4,453
Operation and maintenance	1,364	854	3,913	3,170
Wildfire-related claims, net of insurance recoveries	—	479	614	575
Wildfire Insurance Fund expense	36	54	109	159
Depreciation and amortization	710	665	2,136	1,969
Property and other taxes	167	138	474	425
Total operating expenses	4,175	4,178	11,386	10,751
Operating income	1,013	509	2,190	1,835
Interest expense	(403)	(369)	(1,185)	(997)
Other income, net	126	128	408	375
Income before income taxes	736	268	1,413	1,213
Income tax expense (benefit)	95	(1)	94	96
Net income	641	269	1,319	1,117
Less: Preference stock dividend requirements	39	30	129	88
Net income available to common stock	$602	$239	$1,190	$1,029

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, unaudited)	2024	2023	2024	2023
Net income	$641	$269	$1,319	$1,117
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	—	2	—
Other comprehensive income, net of tax	1	—	2	—
Comprehensive income	$642	$269	$1,321	$1,117

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	September 30,	December 31,
(in millions, unaudited)	2024	2023
ASSETS
Cash and cash equivalents	$91	$214
Receivables, less allowances of $340 and $360 for uncollectible accounts at respective dates	2,772	1,981
Accrued unbilled revenue	1,200	741
Inventory	533	527
Prepaid expenses	103	111
Regulatory assets	2,168	2,524
Wildfire Insurance Fund contributions	138	204
Other current assets	314	331
Total current assets	7,319	6,633
Nuclear decommissioning trusts	4,424	4,173
Other investments	32	38
Total investments	4,456	4,211
Utility property, plant and equipment, less accumulated depreciation and amortization of $13,833 and $12,910 at respective dates	58,092	55,877
Nonutility property, plant and equipment, less accumulated depreciation of $107 and $100 at respective dates	199	201
Total property, plant and equipment	58,291	56,078
Regulatory assets (include $1,524 and $1,558 related to a VIE at respective dates)	8,660	8,897
Wildfire Insurance Fund contributions	1,913	1,951
Operating lease right-of-use assets	1,173	1,214
Long-term insurance receivables	118	157
Long-term insurance receivables due from affiliate	281	355
Other long-term assets	2,312	1,987
Total other assets	14,457	14,561
Total assets	$84,523	$81,483

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	September 30,	December 31,
(in millions, except share amounts, unaudited)	2024	2023
LIABILITIES AND EQUITY
Short-term debt	$548	$831
Current portion of long-term debt	1,248	2,197
Accounts payable	2,191	1,966
Wildfire-related claims	39	30
Accrued interest	367	355
Regulatory liabilities	874	763
Current portion of operating lease liabilities	123	118
Other current liabilities	2,104	1,535
Total current liabilities	7,494	7,795
Long-term debt (include $1,492 and $1,515 related to a VIE at respective dates)	28,582	26,297
Deferred income taxes and credits	8,470	8,126
Pensions and benefits	105	105
Asset retirement obligations	2,531	2,666
Regulatory liabilities	10,310	9,420
Operating lease liabilities	1,050	1,096
Wildfire-related claims	1,055	1,368
Other deferred credits and other long-term liabilities	3,452	3,206
Total deferred credits and other liabilities	26,973	25,987
Total liabilities	63,049	60,079
Commitments and contingencies (Note 12)
Preference stock	2,495	2,495
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,436	8,446
Accumulated other comprehensive loss	(10)	(12)
Retained earnings	8,385	8,307
Total equity	21,474	21,404
Total liabilities and equity	$84,523	$81,483

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2024	2023
Cash flows from operating activities:
Net income	$1,319	$1,117
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,177	2,022
Equity allowance for funds used during construction	(143)	(116)
Deferred income taxes	4	94
Wildfire Insurance Fund amortization expense	109	159
Other	26	14
Nuclear decommissioning trusts	(118)	(94)
Changes in operating assets and liabilities:
Receivables	(868)	(679)
Inventory	(9)	(40)
Accounts payable	359	(178)
Tax receivables and payables	227	127
Other current assets and liabilities	(541)	(211)
Derivative assets and liabilities, net	(2)	(139)
Regulatory assets and liabilities, net	1,557	705
Wildfire-related insurance receivable	113	(87)
Wildfire-related claims	(304)	(75)
Other noncurrent assets and liabilities	131	114
Net cash provided by operating activities	4,037	2,733
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $33 and $36 for the respective periods	4,217	3,589
Long-term debt repaid	(2,176)	(1,467)
Short-term debt borrowed	—	496
Short-term debt repaid	(386)	(944)
Preference stock issued, net of issuance cost	345	—
Preference stock redeemed	(350)	—
Commercial paper (repayments) borrowing, net	(609)	137
Common stock dividends paid	(720)	(1,050)
Preference stock dividends paid	(130)	(87)
Other	(3)	39
Net cash provided by financing activities	188	713
Cash flows from investing activities:
Capital expenditures	(4,208)	(3,990)
Proceeds from sale of nuclear decommissioning trust investments	3,558	3,223
Purchases of nuclear decommissioning trust investments	(3,488)	(3,129)
Other	45	2
Net cash used in investing activities	(4,093)	(3,894)
Net increase (decrease) in cash, cash equivalents and restricted cash	132	(448)
Cash, cash equivalents and restricted cash at beginning of period	398	766
Cash, cash equivalents and restricted cash at end of period	$530	$318

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE
	September 30,	December 31,	September 30,	December 31,
(in millions)	2024	2023	2024	2023
Money market funds	$105	$199	$5	$78

Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.

The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	September 30,	December 31,
(in millions)	2024	2023
Edison International:
Cash and cash equivalents	$200	$345
Short-term restricted cash[1]	67	35
Long-term restricted cash[2]	376	152
Total cash, cash equivalents and restricted cash	$643	$532
SCE:
Cash and cash equivalents	$91	$214
Short-term restricted cash[1]	63	33
Long-term restricted cash[2]	376	151
Total cash, cash equivalents and restricted cash	$530	$398
1	Includes SCE Recovery Funding LLC's restricted cash for payments of senior secured recovery bonds and is reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2	The SCE amount represents cash collected for customer-funded wildfire self-insurance and is reflected in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets. See Note 12 for further information.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. The increase in the provision of uncollectible accounts and write-offs for the three and nine months ended September 30, 2024 is driven primarily by consumer protection programs.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended				Three months ended
	September 30, 2024				September 30, 2023
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$349	$15	$364		$326	$17	$343
Current period provision for uncollectible accounts[1]	90	—	90		25	5	30
Write-offs, net of recoveries	(75)	(3)	(78)		(22)	(6)	(28)
Ending balance	$364	$12	$376	[3]	$329	$16	$345

	Nine months ended				Nine months ended
	September 30, 2024				September 30, 2023
(in millions)	Customers	All others	Total		Customers	All others	Total
Beginning balance	$347	$17	$364	[3]	$334	$20	$354
Current period provision for uncollectible accounts[2]	204	4	208		65	6	71
Write-offs, net of recoveries	(187)	(9)	(196)		(70)	(10)	(80)
Ending balance	$364	$12	$376	[3]	$329	$16	$345
1	This includes $74 million and $17 million of incremental costs, for the three months ended September 30, 2024 and 2023, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2	This includes $170 million and $44 million of incremental costs, for the nine months ended September 30, 2024 and 2023, respectively, which were probable of recovery from customers and recorded as regulatory assets.
3	Approximately $36 million and $4 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Wildfire Insurance Fund

Based on information available in January of 2024 regarding catastrophic wildfires during 2023, SCE reassessed its estimate of the life of the Wildfire Insurance Fund. After incorporating 2023 expected losses into the historical data for the Monte Carlo simulations, SCE determined that effective in the first quarter of 2024, the life of the Wildfire Insurance Fund increased from 15 to 20 years from the date SCE committed to participate in the Wildfire Insurance Fund. Accordingly, the change resulted in a reduction in wildfire insurance fund expense from $54 million in the three months ended September 30, 2023 to $36 million in the three months ended September 30, 2024 and from $159 million in the nine months ended September 30, 2023 to $109 million in the nine months ended September 30, 2024.

Nuclear Decommissioning and Asset Retirement Obligations

As a result of an update to SCE's cost estimate for decommissioning activities to be completed at San Onofre Units 1, 2 and 3, SCE recorded a decrease of $59 million to its asset retirement obligation ("ARO") in the third quarter of 2024.

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

EPS attributable to Edison International common shareholders was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2024	2023	2024	2023
Basic earnings per share:
Net income available to common shareholders	$516	$155	$944	$819
Weighted average common shares outstanding	387	383	386	383
Basic earnings per share	$1.33	$0.40	$2.45	$2.14
Diluted earnings per share:
Net income available to common shareholders	$516	$155	$944	$819
Income impact of assumed conversions	—	—	1	1
Net income available to common shareholders and assumed conversions	$516	$155	$945	$820
Weighted average common shares outstanding	387	383	386	383
Incremental shares from assumed conversions	3	2	2	2
Adjusted weighted average shares – diluted	390	385	388	385
Diluted earnings per share	$1.32	$0.40	$2.44	$2.13

In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 20,371 and 3,231,385 shares of common stock for the three months ended September 30, 2024 and 2023, respectively, and 2,040,879 and 3,230,603 shares of common stock for the nine months ended September 30, 2024 and 2023, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition

Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.

Regulatory Proceedings

FERC 2024 Formula Rate Update

In November 2023, SCE filed its 2024 annual transmission revenue requirement update with the FERC, with the rate effective January 1, 2024. The update reflects a $1.1 billion transmission revenue requirement for 2024, $290 million or 20% lower than amounts included in the 2023 annual rates. The decrease is primarily due to the return of prior year overcollection. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first nine months of 2024 based on the FERC 2024 annual update rate, subject to refund.

Severance Costs

Severance costs are recorded when it is probable that employees will be entitled to benefits under an existing plan and the amount can be reasonably estimated. As a result of current and probable reductions in workforce, SCE recorded estimated severance costs of $47 million during the third quarter of 2024. Severance costs are included in "Operation and maintenance" on the consolidated statements of income.

New Accounting Guidance

Accounting Guidance Adopted

No material accounting standards were adopted in 2024.

Accounting Guidance Not Yet Adopted

In November 2023, the FASB issued an accounting standards update to enhance the disclosures related to public entities' reportable segments. The new guidance requires an entity with only one reportable segment to include all the required segment disclosures. The guidance will be effective for annual disclosures for the year ended December 31, 2024 and subsequent interim periods with early adoption permitted. The guidance is applied retrospectively to all periods presented in the financial statements. Edison International and SCE have one reportable segment and are currently evaluating the impact to the segment disclosures.

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

Note 2.Consolidated Statements of Changes in Equity

The following tables provide Edison International's changes in equity:

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2023	$1,673	$6,338	$(9)	$7,499	$15,501	$2,443	$17,944
Net income	—	—	—	11	11	41	52
Common stock issued	—	11	—	—	11	—	11
Common stock dividends declared ($0.78 per share)	—	—	—	(300)	(300)	—	(300)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($24.418 - $58.854 per share for preference stock)	—	—	—	—	—	(41)	(41)
Noncash stock-based compensation	—	12	—	—	12	—	12
Preferred stock repurchased	(19)	—	—	—	(19)	—	(19)
Balance at March 31, 2024	$1,654	$6,361	$(9)	$7,166	$15,172	$2,443	$17,615
Net income	—	—	—	460	460	49	509
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued	—	86	—	—	86	—	86
Common stock dividends declared ($0.78 per share)	—	—	—	(301)	(301)	—	(301)
Dividends to noncontrolling interests ($17.927 - $54.8223 per share for preference stock)	—	—	—	—	—	(43)	(43)
Noncash stock-based compensation	—	14	—	1	15	—	15
Preferred stock repurchased	(9)	—	—	—	(9)	—	(9)
Preference stock issued, net of issuance cost	—	—	—	—	—	345	345
Preference stock redeemed	—	—	—	—	—	(350)	(350)
Balance at June 30, 2024	$1,645	$6,461	$(8)	$7,326	$15,424	$2,444	$17,868
Net income	—	—	—	538	538	39	577
Other comprehensive income	—	—	2	—	2		2
Common stock issued	—	64	—	—	64	—	64
Common stock dividends declared ($0.78 per share)	—	—	—	(302)	(302)	—	(302)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests (31.25 - $51.8084 per share for preference stock)	—	—	—	(33)	(33)	(39)	(72)
Noncash stock-based compensation	—	13	—	1	14	—	14
Balance at September 30, 2024	$1,645	$6,538	$(6)	$7,486	$15,663	$2,444	$18,107

						Noncontrolling
	Equity Attributable to Edison International Shareholders					Interests
			Accumulated
			Other
	Preferred	Common	Comprehensive	Retained		Preference	Total
(in millions, except per share amounts)	Stock	Stock	Loss	Earnings	Subtotal	Stock	Equity
Balance at December 31, 2022	$1,978	$6,200	$(11)	$7,454	$15,621	$1,901	$17,522
Net income	—	—	—	336	336	29	365
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued	—	15	—	—	15	—	15
Common stock dividends declared ($0.7375 per share)	—	—	—	(282)	(282)	—	(282)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(52)	(52)	—	(52)
Dividends to noncontrolling interests ($22.281 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	8	—	—	8	—	8
Balance at March 31, 2023	$1,978	$6,223	$(9)	$7,456	$15,648	$1,901	$17,549
Net income	—	—	—	380	380	29	409
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued	—	35	—	—	35	—	35
Common stock dividends declared ($0.7375 per share)	—	—	—	(283)	(283)	—	(283)
Dividends to noncontrolling interests ($24.273 - $35.937 per share for preference stock)	—	—	—	—	—	(29)	(29)
Noncash stock-based compensation	—	12	—	—	12	—	12
Balance at June 30, 2023	$1,978	$6,270	$(8)	$7,553	$15,793	$1,901	$17,694
Net income	—	—	—	182	182	30	212
Common stock issued	—	19	—	—	19	—	19
Common stock dividends declared ($0.7375 per share)	—	—	—	(283)	(283)	—	(283)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)				(53)	(53)	—	(53)
Dividends to noncontrolling interests ($25.1276 - $35.937 per share for preference stock)	—	—	—	—	—	(30)	(30)
Noncash stock-based compensation and other	—	12	—	—	12	—	12
Balance at September 30, 2023	$1,978	$6,301	$(8)	$7,399	$15,670	$1,901	$17,571

The following tables provide SCE's changes in equity:

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2023	$2,495	$2,168	$8,446	$(12)	$8,307	$21,404
Net income	—	—	—	—	106	106
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($24.418 - $58.854 per share)	—	—	—	—	(41)	(41)
Stock-based compensation	—	—	(20)	—	—	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2024	$2,495	$2,168	$8,433	$(11)	$8,012	$21,097
Net income	—	—	—	—	572	572
Dividends declared on common stock (0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($17.927 - $54.8223 per share)	—	—	—	—	(43)	(43)
Stock-based compensation	—	—	(6)	—	—	(6)
Noncash stock-based compensation	—	—	7	—	—	7
Preference stock issued	350	—	(5)	—	—	345
Preference stock redeemed	(350)	—	6	—	(6)	(350)
Balance at June 30, 2024	$2,495	$2,168	$8,435	$(11)	$8,175	$21,262
Net income	—	—	—	—	641	641
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($31.25 - $51.8084 per share)	—	—	—	—	(72)	(72)
Stock-based compensation	—	—	(7)	—	—	(7)
Noncash stock-based compensation	—	—	8	—	1	9
Balance at September 30, 2024	$2,495	$2,168	$8,436	$(10)	$8,385	$21,474

				Accumulated
			Additional	Other
	Preference	Common	Paid-in	Comprehensive	Retained	Total
(in millions, except per share amounts)	Stock	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789
Net income	—	—	—	—	399	399
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($22.281 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(8)	—	—	(8)
Noncash stock-based compensation	—	—	5	—	1	6
Balance at March 31, 2023	$1,945	$2,168	$8,438	$(8)	$8,264	$20,807
Net income	—	—	—	—	449	449
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($24.273 - $35.937 per share)	—	—	—	—	(29)	(29)
Stock-based compensation	—	—	(3)	—	—	(3)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at June 30, 2023	$1,945	$2,168	$8,442	$(8)	$8,334	$20,881
Net income	—	—	—	—	269	269
Dividends declared on common stock ($0.8048 per share)	—	—	—	—	(350)	(350)
Dividends declared on preference stock ($25.1276 - $35.937 per share for preference stock)	—	—	—	—	(30)	(30)
Stock-based compensation	—	—	(1)	—	—	(1)
Noncash stock-based compensation and other	—	—	6	—	—	6
Balance at September 30, 2023	$1,945	$2,168	$8,447	$(8)	$8,223	$20,775

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

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	September 30,	December 31,
(in millions)	2024	2023
Other current assets	$80	$53
Regulatory assets: non-current	1,524	1,558
Regulatory liabilities: current	35	34
Current portion of long-term debt[1]	48	47
Other current liabilities	20	6
Long-term debt[1]	1,492	1,515
1	The bondholders have no recourse to SCE. The long-term debt balance is net of unamortized debt issuance costs.

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

As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2023 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 5,103 Megawatt(s) ("MW") and 3,443 MW at September 30, 2024 and 2023, respectively. The amounts that SCE paid to these projects were $246 million and $191 million for the three months ended September 30, 2024 and 2023, respectively, and $592 million and $476 million for the nine months ended September 30, 2024, and 2023, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

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

The Trust II, Trust III, Trust IV, Trust V, Trust VI and Trust VII balance sheets as of September 30, 2024 and December 31, 2023 consisted of investments of $220 million, $275 million, $325 million, $300 million, $475 million and $550 million in the Series G, Series H, Series J, Series K, Series L and Series M Preference Stock, respectively, $220 million, $275 million, $325 million, $300 million, $475 million and $550 million of trust securities, respectively, and $10,000 each of common stock. The Trust VIII balance sheet as of September 30, 2024, consisted of investments of $350 million in the Series N Preference Stock (see Note 13 for further information), $350 million of trust securities and $10,000 of common stock.

The following table provides a summary of the trusts' income statements:

	Three months ended September 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI	Trust VII	Trust VIII
2024
Dividend income	$2	$4	$4	$4	$6	$10	$6
Dividend distributions	2	4	4	4	6	10	6
2023
Dividend income	$2	$4	$4	$4	$6	$—	$—
Dividend distributions	2	4	4	4	6	—	—

	Nine months ended September 30,
(in millions)	Trust II	Trust III	Trust IV	Trust V	Trust VI	Trust VII	Trust VIII
2024
Dividend income	$8	$12	$13	$12	$18	$31	$9
Dividend distributions	8	12	13	12	18	31	9
2023
Dividend income	$8	$12	$13	$12	$18	$—	$—
Dividend distributions	8	12	13	12	18	—	—

Note 4.Fair Value Measurements

Recurring Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2024 and December 31, 2023, nonperformance risk was not material for Edison International or SCE.

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

Level 3 – This level consists of congestion revenue rights ("CRRs"), which are derivative contracts that trade infrequently with significant unobservable inputs (CAISO CRR auction prices). SCE employs a market valuation approach of utilizing historical CRR prices as a proxy for forward prices. Edison International Parent and Other does not have any Level 3 assets and liabilities.

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

SCE

The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2024
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$9	$38	$(10)	$37
Money market funds and other	5	22	—	—	27
Nuclear decommissioning trusts:
Stocks[2]	1,767	—	—	—	1,767
Fixed Income[3]	929	1,730	—	—	2,659
Short-term investments, primarily cash equivalents	47	59	—	—	106
Subtotal of nuclear decommissioning trusts[4]	2,743	1,789	—	—	4,532
Total assets	2,748	1,820	38	(10)	4,596
Liabilities at fair value
Derivative contracts	—	86	1	(87)	—
Total liabilities	—	86	1	(87)	—
Net assets	$2,748	$1,734	$37	$77	$4,596

	December 31, 2023
				Netting
				and
(in millions)	Level 1	Level 2	Level 3	Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$3	$91	$(3)	$91
Money market funds and other	78	22	—	—	100
Nuclear decommissioning trusts:
Stocks[2]	1,658	—	—	—	1,658
Fixed Income[3]	923	1,421	—	—	2,344
Short-term investments, primarily cash equivalents	169	104	—	—	273
Subtotal of nuclear decommissioning trusts[4]	2,750	1,525	—	—	4,275
Total assets	2,828	1,550	91	(3)	4,466
Liabilities at fair value
Derivative contracts	—	77	—	(77)	—
Total liabilities	—	77	—	(77)	—
Net assets	$2,828	$1,473	$91	$74	$4,466
1	Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2	Approximately 75% of SCE's equity investments were in companies located in the United States at September 30, 2024 and December 31, 2023.
3	Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $109 million and $106 million at September 30, 2024 and December 31, 2023, respectively.
4	Excludes net payables of $108 million and $102 million at September 30, 2024 and December 31, 2023, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3

The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Fair value of net assets at beginning of period	$79	$12	$91	$63
Sales	(1)	—	(1)	(1)
Settlements	8	(23)	12	(47)
Total realized/unrealized (losses)/gains[1]	(49)	45	(65)	19
Fair value of net assets at end of period	$37	$34	$37	$34
1	Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.

There were no material transfers into or out of Level 3 during 2024 and 2023.

The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 CRR assets and liabilities:

	Fair Value		Significant		Weighted
	(in millions)		Unobservable	Range	Average
	Assets	Liabilities	Input	(per MWh)	(per MWh)
September 30, 2024	$38	$1	CAISO CRR auction prices	($11.27) - $8,423.68	$2.72
December 31, 2023	91	—	CAISO CRR auction prices	(6.44) - 16,574.36	2.74

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

Edison International Parent and Other

Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $100 million and $121 million at September 30, 2024 and December 31, 2023, respectively. There were no assets classified as Level 2 at September 30, 2024. Assets measured at fair value and classified as Level 2 consisted of short-term investments of $2 million at December 31, 2023. There were no securities classified as Level 3 for Edison International Parent and Other.

Fair Value of Debt Recorded at Carrying Value

The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	September 30, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
(in millions)	Value[1]	Value[2]	Value[1]	Value[2]
Edison International	$34,851	$33,887	$33,013	$31,315
SCE	29,830	28,679	28,494	26,712
1	Carrying value is net of debt issuance costs.
2	The fair value of long-term debt is classified as Level 2.

Note 5.Debt and Credit Agreements

Long-Term Debt

In the first nine months of 2024, SCE issued the following first and refunding mortgage bonds:

Description	Month of Issuance	Rate	Maturity Date	Amount (in millions)
Series 2024A	January 2024	4.875%	2027	$500
Series 2024B	January 2024	5.20%	2034	900
Series 2024C	March 2024	5.35%	2026	600
Series 2024D	March 2024	5.15%	2029	600
Series 2024E	March 2024	5.75%	2054	400
Series 2024F	May 2024	5.45%	2031	750
Series 2024G	September 2024	4.40%	2026	500

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

Credit Agreements and Short-Term Debt

The following table summarizes the status of the credit facilities at September 30, 2024:

(in millions, except for rates)
Borrower	Termination Date	Secured Overnight Financing Rate ("SOFR") plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2028	128	$1,500	$20	$—	$1,480
SCE[2,3]	May 2028	108	3,350	548	21	2,781
Total Edison International			$4,850	$568	$21	$4,261
1	At September 30, 2024, Edison International Parent had $20 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.00%.
2	At September 30, 2024, SCE had $548 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 5.25%.
3	In May 2024, Edison International Parent and SCE amended their credit facilities to extend the maturity date to May 2028, with additional one-year extension options. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.

Uncommitted Letters of Credit

SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $625 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At September 30, 2024, SCE had $196 million outstanding under these agreements, which expire between October 2024 and July 2025. The unused capacity under these agreements was $429 million.

Note 6.Derivative Instruments

Derivative financial instruments are used to manage exposure to commodity price risk resulting from SCE's electricity and natural gas procurement activities. The risks of fluctuating commodity prices are managed in part by entering into forward commodity transactions, including options, swaps and futures. To mitigate credit risk from counterparties in the event of nonperformance, master netting agreements are used whenever possible, and counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.

Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The fair value of these derivative contracts and any related collateral were immaterial as of September 30, 2024 and December 31, 2023.

SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.

The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	September 30, 2024
	Derivative Assets		Derivative Liabilities
(in millions)	Short-Term[1]	Long-Term[2]	Short-Term
Commodity derivative contracts
Gross amounts recognized	$42	$5	$87
Gross amounts offset in the consolidated balance sheets	(10)	—	(10)
Cash collateral posted	—	—	(77)
Net amounts presented in the consolidated balance sheets	$32	$5	$—

	December 31, 2023
	Derivative Assets	Derivative Liabilities
(in millions)	Short-Term[1]	Short-Term
Commodity derivative contracts
Gross amounts recognized	$94	$77
Gross amounts offset in the consolidated balance sheets	(3)	(3)
Cash collateral posted	—	(74)
Net amounts presented in the consolidated balance sheets	$91	$—
1	Included in "Other current assets" on SCE's consolidated balance sheets.
2	Included in "Other long-term assets" on SCE's consolidated balance sheets.

At September 30, 2024, SCE posted and accrued $133 million of cash collateral, of which $77 million was offset against derivative liabilities and $56 million was reflected in "Other current assets" on SCE's consolidated balance sheets. At December 31, 2023, SCE posted and accrued $121 million of cash collateral, of which $74 million was offset against derivative liabilities and $47 million was reflected in "Other current assets" on the consolidated balance sheets.

Financial Statement Impact of Derivative Instruments

SCE recognizes realized gains and losses on derivative instruments as purchased power expense and unrealized gains and losses as regulatory assets or liabilities. Both realized and unrealized gains and losses are expected to be recovered from customers and therefore do not affect earnings. Cash flows from derivative activities, including cash collateral, are reported in cash flows from operating activities in SCE's consolidated statements of cash flows.

The following table summarizes the (losses)/gains of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Realized	$(187)	$(57)	$(313)	$52
Unrealized	(19)	34	(56)	(344)

Notional Volumes of Derivative Instruments

The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

	Unit of	Economic Hedges
Commodity	Measure	September 30, 2024	December 31, 2023
Electricity options, swaps and forwards	Gigawatt hours	5,363	3,494
Natural gas options, swaps and forwards	Billion cubic feet	10	31
CRRs	Gigawatt hours	15,824	35,011

Note 7.Revenue

SCE's revenue is disaggregated by two revenue sources:

●	Earning activities – representing revenue authorized by the CPUC and FERC, which is intended to provide SCE with a reasonable opportunity to recover its costs and earn a return on its net investment in generation, transmission and distribution assets. The annual revenue requirements are composed of authorized operation and maintenance costs, depreciation, taxes and a return consistent with the capital structure. Also, included in earnings activities are revenue or penalties related to incentive mechanisms, other operating revenue, and regulatory charges or disallowances.
●	Cost-recovery activities – representing CPUC- and FERC- authorized balancing accounts, which allow for recovery of specific project or program costs, subject to a reasonableness review or compliance with upfront standards, as well as non-bypassable rates collected for SCE Recovery Funding LLC. Cost-recovery activities include rates which provide recovery, subject to a reasonableness review of, among other things, fuel costs, purchased power costs, public purpose related-program costs (including energy efficiency and demand-side management programs), certain operation and maintenance expenses and repayment of bonds and financing costs of SCE Recovery Funding LLC. SCE earns no return on these activities.

The following table is a summary of SCE's revenue:

	Three months ended September 30, 2024			Three months ended September 30, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenue from contracts with customers[1]	$2,512	$4,051	$6,563	$2,362	$3,479	$5,841
Alternative revenue programs and other operating revenue[2]	94	(1,469)	(1,375)	25	(1,179)	(1,154)
Total operating revenue	$2,606	$2,582	$5,188	$2,387	$2,300	$4,687

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
		Cost-			Cost-
	Earning	Recovery	Total	Earning	Recovery	Total
(in millions)	Activities	Activities	Consolidated	Activities	Activities	Consolidated
Revenues from contracts with customers[1]	$6,858	$7,576	$14,434	$6,481	$6,685	$13,166
Alternative revenue programs and other operating revenue[2]	804	(1,662)	(858)	306	(886)	(580)
Total operating revenue	$7,662	$5,914	$13,576	$6,787	$5,799	$12,586
1	At September 30, 2024 and December 31, 2023, SCE's receivables related to contracts from customers were $3.8 billion and $2.5 billion, respectively, which include accrued unbilled revenue of $1.2 billion and $741 million, respectively.
2	Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.

Deferred Revenue

As of September 30, 2024, SCE has deferred revenue of $358 million related to the 2021 sale of transmission line use, of which $344 million is included in "Other deferred credits and other long-term liabilities" on SCE's consolidated balance sheets and is being amortized straight-line over the period of use of 30 years.

Note 8.Income Taxes

Effective Tax Rate

The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Edison International:
Income from operations before income taxes	$645	$189	$1,152	$1,027
Provision for income tax at federal statutory rate of 21%	136	40	242	216
Increase (decrease) in income tax from:
State tax, net of federal tax effect	12	(16)	(18)	(16)
Property-related	(78)	(47)	(195)	(152)
Other	(2)	—	(15)	(7)
Total income tax expense (benefit)	$68	$(23)	$14	$41
Effective tax rate	10.5%	(12.2)%	1.2%	4.0%
SCE:
Income from operations before income taxes	$736	$268	$1,413	$1,213
Provision for income tax at federal statutory rate of 21%	155	56	297	255
Increase (decrease) in income tax from:
State tax, net of federal tax effect	18	(11)	—	—
Property-related	(78)	(47)	(195)	(152)
Other	—	1	(8)	(7)
Total income tax expense (benefit)	$95	$(1)	$94	$96
Effective tax rate	12.9%	(0.4)%	6.7%	7.9%

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

In the third quarter of 2024, SCE placed in-service two utility owned storage projects of 200MW and 112.5MW, generating an investment tax credit of approximately $210 million. The tax benefits associated with these credits will be recognized and returned to customers as the credits are utilized.

Tax Disputes

The tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2021 – 2023 and 2013 – 2023, respectively.

Note 9.Compensation and Benefit Plans

Pension Plans

Net periodic pension expense components are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Edison International:
Service cost	$24	$25	$72	$75
Non-service cost (benefit)
Interest cost	44	45	132	135
Expected return on plan assets	(58)	(54)	(176)	(162)
Amortization of net loss[1]	—	—	2	2
Regulatory adjustment	(5)	(12)	(15)	(36)
Total non-service benefit[2]	$(19)	$(21)	$(57)	$(61)
Total expense	$5	$4	$15	$14
SCE:
Service cost	$24	$24	$72	$72
Non-service cost (benefit)
Interest cost	41	42	122	126
Expected return on plan assets	(56)	(51)	(166)	(153)
Amortization of net loss[1]	1	—	2	—
Regulatory adjustment	(5)	(12)	(15)	(36)
Total non-service benefit[2]	$(19)	$(21)	$(57)	$(63)
Total expense	$5	$3	$15	$9
1	Represents the amount of net loss reclassified from other comprehensive loss.
2	Included in "Other Income, net" on Edison International's and SCE's consolidated statements of income.

Postretirement Benefits Other Than Pensions ("PBOP")

Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Service cost	$3	$5	$9	$15
Non-service cost (benefit)
Interest cost	9	18	27	54
Expected return on plan assets	(28)	(27)	(84)	(81)
Amortization of net gain	(24)	(12)	(72)	(36)
Regulatory adjustment	40	16	120	48
Total non-service benefit[1]	$(3)	$(5)	$(9)	$(15)
Total expense	$—	$—	$—	$—
1	Included in "Other income, net" on Edison International's and SCE's consolidated statements of income.

Note 10. Investments

Nuclear Decommissioning Trusts

Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.

The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
	Longest	September 30,	December 31,	September 30,	December 31,
(in millions)	Maturity Dates	2024	2023	2024	2023
Municipal bonds	2067	$754	$636	$931	$757
Government and agency securities	2074	1,098	1,072	1,262	1,186
Corporate bonds	2072	402	361	466	401
Short-term investments and receivables/payables[1]	One-year	98	164	(2)	171
Total debt securities and other		$2,352	$2,233	2,657	2,515
Equity securities				1,767	1,658
Total[2]				$4,424	$4,173
1	As of September 30, 2024 and December 31, 2023, short-term investments included $37 million and $38 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by October 1, 2024 and January 2, 2024, respectively.
2	Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $426 million and $380 million as of September 30, 2024 and December 31, 2023, respectively.

Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.9 billion and $1.8 billion at September 30, 2024 and December 31, 2023, respectively.

The following table summarizes the gains and losses for the trust investments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Gross realized gains	$84	$48	$186	$243
Gross realized losses	(8)	(38)	(22)	(69)
Net unrealized gains/(losses) for equity securities	31	(81)	116	(17)

Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.

Edison International Parent and Other's Investments

Edison International Parent and Other holds strategic investments in companies focused on innovative clean energy related technologies and services, included as "Other investments" on Edison International's consolidated balance sheets. As of September 30, 2024 and December 31, 2023, these investments include $14 million and $12 million of equity investments without readily determinable fair values, respectively. The equity investments without readily determinable fair values balances included cumulative upward adjustments of $9 million, resulting primarily from values determined by additional capital infusions, at both September 30, 2024 and December 31, 2023.

Note 11. Regulatory Assets and Liabilities

Regulatory Assets

SCE's regulatory assets included on the consolidated balance sheets are:

	September 30,	December 31,
(in millions)	2024	2023
Current:
Regulatory balancing and memorandum accounts	$2,098	$2,502
Other	70	22
Total current	2,168	2,524
Long-term:
Deferred income taxes	5,829	5,533
Unamortized investments, net of accumulated amortization	114	110
Unamortized losses on reacquired debt	90	99
Regulatory balancing and memorandum accounts	777	1,257
Environmental remediation	226	226
Recovery assets	1,524	1,558
Other	100	114
Total long-term	8,660	8,897
Total regulatory assets	$10,828	$11,421

Regulatory Liabilities

SCE's regulatory liabilities included on the consolidated balance sheets are:

	September 30,	December 31,
(in millions)	2024	2023
Current:
Regulatory balancing and memorandum accounts	$830	$704
Other	44	59
Total current	874	763
Long-term:
Costs of removal	2,603	2,635
Deferred income taxes	2,171	2,211
Recoveries in excess of ARO liabilities	1,855	1,498
Regulatory balancing and memorandum accounts	1,964	1,395
Pension and other postretirement benefits	1,695	1,664
Other	22	17
Total long-term	10,310	9,420
Total regulatory liabilities	$11,184	$10,183

Net Regulatory Balancing and Memorandum Accounts

The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	September 30,	December 31,
(in millions)	2024	2023
Asset (liability)
Energy procurement related costs	$(376)	$397
Public purpose and energy efficiency	(1,864)	(1,736)
GRC related balancing accounts	852	1,361
FERC related balancing accounts	42	(211)
Wildfire risk mitigation and insurance	687	1,169
Wildfire and drought restoration	256	417
Residential uncollectibles balancing account	179	—
Customer service re-platform memorandum account	116	21
Tax accounting memorandum account	13	108
Other	176	134
Assets, net of liabilities	$81	$1,660

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

Southern California Wildfires and Mudslides

California has experienced unprecedented weather conditions in recent years due to climate change and wildfires in SCE's territory, including those where SCE's equipment has been alleged to be associated with the fire's ignition have caused loss of life and substantial damage. SCE's service territory remains susceptible to additional wildfire activity.

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

While investigations into the cause of a wildfire event are conducted by one or more fire agencies, fire agency findings do not determine legal causation of or assign legal liability for a wildfire event. Final determinations of legal causation and liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes and settlements may be reached before determinations of legal liability are ever made. Even when investigations are still pending or legal liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire-related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged and in estimating settlement outcomes.

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

As of September 30, 2024, SCE had paid $9.3 billion under executed settlements, had $78 million to be paid under executed settlements, including $58 million to be paid under the SED Agreement (as defined below), and had $491 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, SCE had assets for expected recoveries through FERC electric rates of $64 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events.

The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include estimates of potential losses related to certain potential public entity plaintiff claims, including the California Governor's Office of Emergency Service's ("Cal OES") claim in the TKM litigation, for which the statute of limitations has been tolled, and for an individual plaintiff demand received in the first quarter of 2024 that has not been substantiated, as losses from these alleged and potential claims are not estimable at this time. Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. Due to the number of uncertainties and possible outcomes related to the 2017/2018 Wildfire/Mudslide Events litigation, Edison International and SCE cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

Estimated losses for the 2017/2018 Wildfire/Mudslide Events litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged and uncertainty in estimating settlement outcomes. For instance, SCE will receive additional information with respect to damages claimed as the claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation processes, uncertainties related to the impact of outcomes of wildfire litigation against other parties and increasingly negative jury sentiments in general litigation, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to the litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of the 2017/2018 Wildfire/Mudslide Events, the complexities associated with fires that merge and whether inverse condemnation will be held applicable to SCE with respect to damages caused by the Montecito Mudslides, and the uncertainty as to how these factors impact future settlements.

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

Litigation

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 22, 2024, in addition to the outstanding claims of approximately 440 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including the CAL OES, outstanding. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs.

On October 4, 2018, the Los Angeles Superior Court denied Edison International's and SCE's challenge to the application of inverse condemnation to SCE with respect to the Thomas and Koenigstein Fires and, on February 26, 2019, the California Supreme Court denied SCE's petition to review the Superior Court's decision. In April 2022, following a stipulated judgment entered against SCE in the TKM litigation, SCE filed an appeal related to inverse condemnation in the California Court of Appeal, which was denied. In August 2024, the California Supreme Court denied SCE's petition to review the California Court of Appeal's decision.

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

Settlement of Claims

In 2019, SCE paid $360 million to a number of local public entities to resolve those parties' collective claims arising from the 2017/2018 Wildfire/Mudslide Events (the "Local Public Entity Settlements"). SCE has also settled all fire suppression claims related to the 2017/2018 Wildfire/Mudslide Events.

In 2020, Edison International and SCE entered into an agreement (the "TKM Subrogation Settlement") under which all of the insurance subrogation plaintiffs' in the TKM litigation (the "TKM Subrogation Plaintiffs") collective claims arising from the Thomas Fire, Koenigstein Fire or Montecito Mudslides have been resolved. Under the TKM Subrogation Settlement, SCE paid the TKM Subrogation Plaintiffs an aggregate of $1.2 billion in October 2020 and also agreed to pay $0.555 for each dollar in claims to be paid by the TKM Subrogation Plaintiffs to their policy holders on or before July 15, 2023, up to an agreed upon cap.

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

As of October 22, 2024, SCE has also entered into settlements with approximately 13,000 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. In 2023, 2022 and 2021, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $876 million, $1.7 billion and $1.7 billion, respectively, to those individual plaintiffs. In the first, second, and third quarters of 2024, SCE entered into settlements with individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation under which it agreed to pay an aggregate of approximately $216 million, $180 million, and $107 million, respectively, to those individual plaintiffs.

The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired. As of October 22, 2024, SCE has received demands for approximately 95% and 94% of outstanding individual plaintiff claims in the TKM litigation and Woolsey Fire litigation, respectively.

Edison International and SCE did not admit wrongdoing or liability as part of any of the settlements described above. Other claims and potential claims related to the 2017/2018 Wildfire/Mudslide Events remain. SCE continues to explore reasonable settlement opportunities with other plaintiffs in the outstanding 2017/2018 Wildfire/Mudslide Events litigation.

SED Agreement

In October 2021, SCE and the SED executed an agreement (the "SED Agreement") to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs was composed of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $125 million and $250 million of third-party uninsured claims payments (and related financing costs) in the TKM litigation and the Woolsey Fire litigation, respectively. The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. SCE's obligations under the SED Agreement commenced on August 15, 2022, when CPUC approval of the SED Agreement became final and non-appealable. SCE did not admit imprudence, negligence or liability with respect to the 2017/2018 Wildfire/Mudslide Events in the SED Agreement.

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At September 30, 2024 and December 31, 2023, Edison International's and SCE's consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses of $569 million and $715 million, respectively, for claims related to the 2017/2018 Wildfire/Mudslide Events. The following table presents changes in estimated losses since December 31, 2023:

(in millions)
Balance at December 31, 2023[1]	$715
Increase in accrued estimated losses	490
Amounts paid	(636)
Balance at September 30, 2024[2]	$569
1	At December 31, 2023, $30 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $16 million of settlements executed and $14 million of short term payables under the SED Agreement in connection with the 2017/2018 Wildfire/Mudslide Events. At December 31, 2023, the $1,368 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $637 million, $48 million of long term payables under the SED Agreement and estimated losses related to the Other Wildfires of $683 million.
2	At September 30, 2024, $39 million in current liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets consisted of $20 million of settlements executed in connection with the 2017/2018 Wildfire/Mudslide Events, $15 million of short term payables under the SED Agreement, and $4 million of settlements executed in connection with the Other Wildfires. At September 30, 2024, the $1,055 million included in deferred credits and other liabilities, wildfire-related claims, on Edison International's and SCE's consolidated balance sheets included Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events of $491 million, $43 million of long term payables under the SED Agreement and estimated losses related to the Other Wildfires of $521 million.

For the three and nine months ended September 30, 2024 and 2023, Edison International's and SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries from FERC customers, related to the 2017/2018 Wildfire/Mudslide Events claims as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Charge for wildfire-related claims	$—	$475	$490	$565
Expected revenue from FERC customers	—	(27)	(27)	(33)
Total pre-tax charge	—	448	463	532
Income tax benefit	—	(125)	(130)	(148)
Total after-tax charge	$—	$323	$333	$384

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

In total, through September 30, 2024, SCE has accrued estimated losses of $9.9 billion, has paid or is obligated to pay approximately $9.4 billion in settlements, including $58 million to be paid under the SED Agreement, and has recovered $2.0 billion from its insurance carriers in relation to the claims related to the 2017/2018 Wildfire/Mudslide Events.

Recovery of SCE's losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility sought recovery for uninsured wildfire claims related costs is San Diego Gas & Electric's ("SDG&E") requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire claims related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire claims related costs based on a determination that SDG&E did not meet the CPUC's prudency standard ("SDG&E Decision"). As a result, while SCE does not agree with the CPUC's decision, it believes that the CPUC's interpretation and application of the prudency standard to SDG&E creates substantial uncertainty regarding how that standard will be applied to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. SCE will continue to evaluate the probability of recovery based on available evidence, including judicial, legislative and regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard when making determinations regarding recovery of uninsured wildfire-related costs. While the CPUC has not made a determination regarding SCE's prudency relative to any of the 2017/2018 Wildfire/Mudslide Events, SCE is unable to conclude, at this time, that uninsured CPUC-jurisdictional wildfire claims related costs related to the 2017/2018 Wildfire/Mudslide Events are probable of recovery through electric rates. SCE would record a regulatory asset at the time it obtains sufficient information to support a conclusion that recovery is probable.

In August 2023, SCE filed an application to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of uninsured claims and associated costs, including legal costs and financing costs. In August 2024, SCE and the California Public Advocates Office filed a joint motion in the cost recovery proceeding seeking approval of a settlement agreement between SCE and the California Public Advocates Office (the "TKM Settlement Agreement"). One party to the proceeding, the Wild Tree Foundation, has opposed the TKM Settlement Agreement.

Under the TKM Settlement Agreement, if approved by the CPUC, SCE will be authorized to recover 60%, or approximately $1.6 billion, of approximately $2.7 billion of losses, consisting of approximately $1.3 billion of uninsured claims paid as of May 31, 2024, and $0.3 billion of costs, composed of legal and financing costs incurred as of May 31, 2024 and estimated ongoing financing costs. SCE will also be authorized to recover 60% of claims paid and related costs incurred after May 31,

2024, other than for $125 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement.

In October 2024, SCE filed an application (the "Woolsey Application") to seek CPUC-jurisdictional rate recovery of $5.4 billion of prudently incurred losses related to the Woolsey Fire, consisting of approximately $4.4 billion of uninsured claims paid as of August 31, 2024 and $1.0 billion of associated costs, composed of legal and financing costs incurred as of August 31, 2024 and estimated ongoing financing costs.

If, and when, the CPUC adopts a final decision approving the TKM Settlement Agreement, SCE will record a regulatory asset for recoveries permitted under the agreement.  SCE does not expect to record a regulatory asset for recoveries related to the Woolsey Fire at that time. SCE will continue to evaluate the facts and circumstances of the Woolsey Fire cost recovery proceeding in determining if and when a regulatory asset may be recorded.

Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events and has recorded total expected recoveries of $440 million within the FERC balancing account. This amount is the FERC portion of the total estimated losses accrued and is subject to refund. As of September 30, 2024, collections have reduced the regulatory assets remaining in the FERC balancing account to $64 million. FERC recoveries are subject to refund, and SCE will continue to evaluate the probability of recovery of FERC-jurisdictional wildfire and mudslide related costs related to the 2017/2018 Wildfire/Mudslide Events based on available evidence, including any FERC decisions to allow or disallow recovery, or require refund, of FERC-jurisdictional wildfire-related costs based on a state regulator's decision on whether to permit recovery of related costs.

Through September 30, 2024, SCE has recorded $145 million gross, and $120 million net of depreciation, in incremental property, plant and equipment in relation to restoration costs related to the 2017/2018 Wildfire/Mudslide Events. These assets would be impaired to the extent restoration costs are permanently disallowed by the CPUC in cost recovery proceedings. Under the TKM Settlement Agreement, if approved by the CPUC, SCE will be authorized to recover approximately $55 million of approximately $65 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Thomas and Koenigstein Fires. SCE is seeking recovery of approximately $84 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Woolsey Fire in the Woolsey Application.

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

During the nine months ended September 30, 2024, SCE accrued estimated losses of $184 million for claims related to the Other Wildfires, against which SCE has recorded expected recoveries from insurance of $60 million and expected recoveries through electric rates of $7 million. The resulting net charge to earnings was $117 million ($84 million after-tax).

Through September 30, 2024, SCE has recorded total estimated losses of $1.1 billion, expected recoveries from insurance and third parties of $683 million and expected recoveries through electric rates of $175 million related to the Other Wildfires claims. The after-tax net charges to earnings recorded through September 30, 2024 have been $152 million.

As of September 30, 2024, SCE has paid or is obligated to pay approximately $549 million under executed settlements related to the Other Wildfires and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Other Wildfires was

$521 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $399 million and through electric rates of $148 million on its consolidated balance sheets related to the Other Wildfires.

Other 2017/2018 Wildfires

Numerous claims related to the Other 2017/2018 Wildfires have been initiated against SCE. The SED is also conducting investigations with respect to some Other 2017/2018 Wildfires.

2017 Creek Fire

The Creek Fire originated near Sylmar in Los Angeles County in December 2017 and burned approximately 16,000 acres, destroyed an estimated 123 structures, damaged an estimated 81 structures, and resulted in 3 civilian injuries. While the United States Forest Service's ("USFS") January 2018 report of investigation concluded that the Los Angeles Department of Water and Power ("LADWP") long-span transmission lines slapping together in high winds resulted in arcing and ignition of the fire, in August 2024, the USFS issued a supplemental report concluding that the fire was caused by SCE power lines. In 2023, the USFS dismissed its claim against LADWP and filed a claim against SCE to recover over $40 million for fire-suppression costs incurred by the USFS and environmental damage to U.S. lands. A trial in the USFS litigation is currently set for July 2025. Other than for the claims of 8 individual plaintiffs related to two properties that were damaged by the Creek Fire, SCE has entered into settlements or settlements in principle on all claims filed by individual and subrogation plaintiffs who filed complaints against SCE related to the fire. A damages-only bench trial is currently set for June 2025 in one of the outstanding individual plaintiff cases. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Creek Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Creek Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred. SCE has recorded recoveries from insurance of $18 million related to the Creek Fire. No additional insurance is available because wildfire insurance for the period in which the Creek Fire was ignited has been almost fully exhausted as a result of the TKM litigation.

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

2020 Bobcat Fire

The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The USFS has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, one commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to six firefighters. In addition, fire authorities have estimated suppression costs at approximately $80 million. An investigation into the cause of the Bobcat Fire was led by the USFS. In May 2023, SCE received a report of investigation from the USFS, in which the USFS finds that the Bobcat Fire was caused when an SCE electrical wire made contact with a tree limb. The SED has concluded its investigation of the Bobcat Fire and found no violations of its rules and regulations by SCE related to the Bobcat Fire. The United States of America has filed a claim against SCE and one of its contractors to recover fire-suppression costs, property and natural resource losses, and emergency response costs. A jury trial in this litigation is currently set for July 2025. Individual plaintiffs have also filed complaints against SCE related to the Bobcat Fire, and a trial is currently set for July 2025. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Bobcat Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Bobcat Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

2022 Coastal Fire

The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire was led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. In September 2024, SCE received a report of investigation from the OCFA, in which the OCFA finds that the Coastal Fire was unintentionally caused by sparks from overhead SCE electrical equipment igniting vegetation under the equipment. One damages only trial for a household of individual plaintiffs in the Coastal Fire litigation is currently scheduled for March 2025. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued material charges for potential losses relating to the Coastal Fire. The accrued charges correspond to the low end of the estimated range of reasonably possible losses that may be incurred in connection with the Coastal Fire and are subject to change as additional information becomes available. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

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

Loss Estimates for Third Party Claims and Potential Recoveries from Insurance and through Electric Rates

At September 30, 2024 and December 31, 2023, Edison International's and SCE's consolidated balance sheets included accrued estimated losses of $525 million and $683 million, respectively, for claims related to the Other Wildfires. Edison International and SCE have accrued the low end of the estimated range of reasonably possible losses for each of the Other Wildfires as no amount within the range of reasonably possible losses for each such fire appears at this time to be a better estimate than any other amount within the range. While Edison International and SCE may incur a material loss in excess of the amount accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred.

The following table presents changes in estimated losses since December 31, 2023:

(in millions)
Balance at December 31, 2023	$683
Increase in accrued estimated losses	184
Amounts paid	(342)
Balance at September 30, 2024	$525

For the three and nine months ended September 30, 2024 and 2023, Edison International's and SCE's consolidated statements of income included charges for the estimated losses (established at the low end of the estimated range of reasonably possible losses), net of expected recoveries from insurance and customers, related to the Other Wildfires as follows, respectively:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Edison International:
Charge for wildfire-related claims	$4	$118	$184	$124
Expected insurance recoveries[1]	(3)	(111)	(58)	(111)
Expected revenue from CPUC and FERC customers	—	—	(7)	—
Total pre-tax charge	1	7	119	13
Income tax benefit	—	(2)	(33)	(4)
Total after-tax charge	$1	$5	$86	$9

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
SCE:
Charge for wildfire-related claims	$4	$118	$184	$124
Expected insurance recoveries	(4)	(114)	(60)	(114)
Expected revenue from CPUC and FERC customers	—	—	(7)	—
Total pre-tax charge	—	4	117	10
Income tax benefit	—	(1)	(33)	(3)
Total after-tax charge	$—	$3	$84	$7
1	In the first and third quarters of 2024, Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International, incurred $1 million insurance expenses each quarter. This amount was included in the insurance recovery of SCE but was excluded from that of Edison International.

Recovery of SCE's losses realized in connection with the Other Wildfires in excess of available insurance is subject to approval by regulators. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates, including by requiring refund of amounts recovered, if it is determined that such losses were not prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets when it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on the probability of future recovery. As of September 30, 2024, SCE has recorded total expected recoveries related to the Other Wildfires claims of $152 million within the Wildfire Expense Memorandum Account and Risk Management Balancing Account and $23 million within the FERC balancing account.

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

Wildfire Insurance Coverage

In May 2023, the CPUC allowed SCE to establish an expanded self-insurance program for wildfire-related costs that will be funded through CPUC-jurisdictional rates, with $150 million collected for the second half of 2023 and, in the absence of wildfire-related claims, $300 million collected for 2024. In July 2024, the CPUC issued a decision in the 2025 GRC proceeding authorizing this self-insurance framework to continue through at least 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. Through 2028, $300 million will be collected annually until a total available self-insurance accrual amount of $1.0 billion is achieved. If losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2028, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum annual contribution of $12.5 million per policy year. SCE's self-insurance program meets its obligation to maintain reasonable insurance coverage under AB 1054 for the January 1, 2024 through December 31, 2024 period.

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

At September 30, 2024, SCE's recorded estimated minimum liability to remediate its 21 identified material sites (sites with a liability balance at September 30, 2024, in which the upper end of the range of expected costs is at least $1 million) was $238 million, including $156 million related to San Onofre. In addition to these sites, SCE also has 19 immaterial sites with a liability balance as of September 30, 2024, for which the total minimum recorded liability was $3 million. Of the $242 million total environmental remediation liability for SCE, $226 million has been recorded as a regulatory asset. SCE expects to recover $36 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $190 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.

The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $112 million and $2 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.

SCE expects to clean up and mitigate its identified sites over a period of up to 35 years. Remediation costs for each of the next five years are expected to range from $13 million to $20 million. Costs incurred for the nine months ended September 30, 2024 and 2023 were both $9 million, and were included in the "Operation and maintenance" expense on Edison International's and SCE's consolidated statements of income.

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

Note 13. Equity

Common Stock Issuances

As of September 30, 2024, Edison International had not issued any shares through its "at-the-market" ("ATM") program established in August 2022. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $500 million. Edison International has no obligation to sell the remaining shares available under the ATM program.

Edison International continued to settle its ongoing common stock requirements of various internal programs through issuance of new common stock. During the three months ended September 30, 2024, 1,049,343 shares of common stock were issued as stock compensation awards for net cash receipts of $67 million.

During the nine months ended September 30, 2024, 3,075,416 shares of common stock were issued as stock compensation awards for net cash receipts of $171 million, 70,246 shares of new common stock were issued in lieu of distributing $5 million to shareholders opting to receive dividend payments in the form of additional common stock, 43,300 shares of common stock were issued to employees through the 401(k) defined contribution savings plan for net cash receipts of $3 million as dividend payments and 31,112 shares of common stock were issued to employees through the Employee Stock Purchase Plan for net cash receipts of $2 million.

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

Note 14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss, net of tax, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Edison International:
Beginning balance	$(8)	$(8)	$(9)	$(11)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	1	—	2	1
Foreign currency translation adjustments	1	—	1	2
Change	2	—	3	3
Ending Balance	$(6)	$(8)	$(6)	$(8)
SCE:
Beginning balance	$(11)	$(8)	$(12)	$(8)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	1	—	2	—
Change	1	—	2	—
Ending Balance	$(10)	$(8)	$(10)	$(8)
1	These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income, Net

Other income net of expenses is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
SCE other income (expense):
Equity allowance for funds used during construction	$47	$41	$143	$116
Increase in cash surrender value of life insurance policies and life insurance benefits	9	9	34	29
Interest income	64	68	200	194
Net periodic pension and PBOP benefit income – non-service components	22	26	66	78
Civic, political and related activities and donations	(12)	(12)	(24)	(28)
Other	(4)	(4)	(11)	(14)
Total SCE other income, net	126	128	408	375
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	—	—	—	(3)
Interest income and other	1	2	5	5
Total Edison International other income, net	$127	$130	$413	$377

Note 16. Supplemental Cash Flows Information

Supplemental cash flows information is:

	Edison International		SCE

	Nine months ended September 30,
(in millions)	2024	2023	2024	2023
Cash payments (receipts):
Interest, net of amounts capitalized	$1,152	$1,034	$991	$888
Income taxes, net	—	—	—	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	302	283	720	350
Preference stock of SCE	39	9	39	9

SCE's accrued capital expenditures at September 30, 2024 and 2023 were $546 million and $584 million, respectively. Accrued capital expenditures are included in investing activities in the consolidated statements of cash flows in the periods paid.

Note 17. Related-Party Transactions

In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million from EIS, for the period to June 30, 2023. SCE subsequently did not renew or purchase wildfire liability insurance from EIS for additional periods. In lieu of obtaining wildfire liability insurance from the commercial insurance market, SCE implemented its customer-funded wildfire self-insurance program beginning July 1, 2023. For further information, see Note 12. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's consolidated balance sheets were $281 million and $355 million at September 30, 2024 and December 31, 2023, respectively. The expense for wildfire-related insurance premiums paid to EIS was $132 million for the nine months ended September 30, 2023.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2024. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.

Jointly Owned Utility Plant

Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2023 Form 10-K.

LEGAL PROCEEDINGS

2017/2018 Wildfire/Mudslide Events

Multiple lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 22, 2024, in addition to the outstanding claims of approximately 440 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs.

As of October 22, 2024, SCE was aware of approximately 30 pending unsettled lawsuits representing approximately 80 individual plaintiffs related to the Thomas and Koenigstein Fires naming SCE as a defendant. Approximately 15 of the approximately 30 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of October 22, 2024, one damages only trial has been set for May 2025 for individual plaintiffs in the TKM litigation.

Approximately 10 of the approximately 30 pending unsettled individual plaintiff lawsuits mentioned in the paragraph above allege that SCE has responsibility for the Thomas and/or Koenigstein Fires and that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides, resulting in the plaintiffs' claimed damages. Many of the Montecito Mudslides lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. In addition to other causes of action, some of the Montecito Mudslides lawsuits also allege personal injury and wrongful death.

As of October 22, 2024, SCE was aware of approximately 100 currently pending unsettled lawsuits representing approximately 360 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 80 of the 100 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of October 22, 2024, a liability trial has been set for March 2025 for CAL OES.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

On July 25, 2024, Edison International announced a stock repurchase program effective July 29, 2024 for repurchase of up to $200 million of its common stock until December 31, 2025 ("Repurchase Program"). The Repurchase Program will be used to offset dilution from common stock issued under Edison International's long-term incentive compensation programs and will be funded using Edison International's working capital.

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

During the quarter ended September 30, 2024, Edison International did not purchase any shares under the Repurchase Program.

Purchases of Equity Securities by Edison International and Affiliated Purchasers

The following table contains information about all purchases of Edison International's common stock made by or on behalf of Edison International in the third quarter of 2024.

	(a) Total Number of Shares (or Units Purchased) [1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 to July 31, 2024	90,089	$77.19	-	-
August 1, 2024 to August 31, 2024	21,245	$80.36	-	-
September 1, 2024 to September 30, 2024	660	$86.03	-	-
Total	111,994	$77.85	-	-
[1]

The shares were purchased by agents acting on Edison International's behalf for delivery to plan participants to fulfill requirements in connection with Edison International's 401(k) Savings Plan, Dividend Reinvestment and Direct Stock Purchase Plan, and Employee Stock Purchase Plan. The shares were purchased in open-market transactions pursuant to plan terms and participant elections. The shares were never registered in Edison International's name and none of the shares purchased were retired as a result of the transaction.

OTHER INFORMATION

Trading Plans

During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

EXHIBITS

Exhibit Number	Description

10.1**	Edison International 2008 Executive Retirement Plan, as amended and restated effective August 21, 2024

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1

Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2024, filed on October 29, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

101.2

Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2024, filed on October 29, 2024, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	October 29, 2024	Date:	October 29, 2024