Form 10-K
period 2024-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2025-02-27
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue	2244 Walnut Grove Avenue
(P.O. Box 976)	(P.O. Box 800)
Rosemead, CA 91770	Rosemead, CA 91770
(Address of principal executive offices)	(Address of principal executive offices)
(626) 302-2222	(626) 302-1212
(Registrant's telephone number, including area code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Edison International:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC
Southern California Edison Company: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Edison International	Yes ☑ No ☐	Southern California Edison Company	Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes ☐ No ☑

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 28, 2024, the last business day of the most recently completed second fiscal quarter:
Edison International	Approximately $27.7 billion	Southern California Edison Company	Wholly owned by Edison International

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of February 20, 2025:
Edison International	385,023,526	shares
Southern California Edison Company	434,888,104	shares (wholly owned by Edison International)

OMISSION OF CERTAIN INFORMATION
Southern California Edison Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format allowed under the General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Edison International Proxy Statement relating to Edison International's 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

This combined Form 10-K is separately filed by Edison International and SCE. Information contained in this document relating to SCE is filed by Edison International and separately by SCE. SCE makes no representation as to information relating to Edison International or its subsidiaries, except as it may relate to SCE and its subsidiaries.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	$1.6 billion in wildfire risk mitigation capital expenditures that SCE has excluded from the equity portion of SCE's rate base as required under AB 1054
AB 1054 Liability Cap	a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, in the year of the applicable prudency determination
ARO(s)	asset retirement obligation(s)
CAISO	California Independent System Operator
Cal Advocates	the California Public Advocates Office
CAL FIRE	the California Department of Forestry and Fire Protection
CAL OES	the California Governor's Office of Emergency Services
Capistrano Wind	a group of wind projects referred to as Capistrano Wind
Capital Structure Compliance Period	January 1, 2023 to December 31, 2025, the current compliance period for SCE's CPUC authorized capital structure
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
CSRP	Customer Service Re-platform, a customer service system implemented in April 2021
DART	a Days Away Restricted or Transferred incident, which is a work-related Occupational Safety and Health Administration recordable injury or illness that results in days away from work, restricted duty or transfer of duties
DERs	distributed energy resources
DGC	the decommissioning general contractor engaged by SCE to undertake a significant scope of decommissioning activities at San Onofre
Eaton Fire	a wind-driven fire that originated in Los Angeles County in January 2025
ECS	SCE commercial telecommunications services operated under the name of Edison Carrier Solutions
Edison International Proxy Statement	Proxy Statement to be filed with the SEC in connection with Edison International's Annual Meeting of Shareholders to be held on April 24, 2025
EEI Serious Injury	a work-related injury that is categorized as a "serious injury" by Edison Electric Institute
EEI SIF	a work-related fatality or an EEI Serious Injury
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity other than an investor-owned utility or CCA that provides electric power and ancillary services to retail customers
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings, used to mitigate the risk of wildfires in high fire risk areas, that enable SCE to more quickly shut off power when an electrical fault occurs than under traditional settings
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
v

IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
LAFD	the Los Angeles Fire Department
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	Megawatt(s)
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding, a CPUC proceeding to review decommissioning costs
NEM	net energy metering
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
Other Wildfire Events
Collectively, all the wildfires that originated in Southern California in and after 2017 but before 2025 where SCE's equipment has been or may be alleged to be associated with the fire's ignition, except for the Thomas Fire, the Koenigstein Fire and the Woolsey Fire

PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
RPS	California's Renewables Portfolio Standard
S&P	Standard & Poor's Financial Services LLC
Safety Tier 1 Contractors	individuals assigned to contracted work activities that may be high risk and, without implementation of appropriate safety measures, may be potentially hazardous or life threatening
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SCE	Southern California Edison Company, a wholly-owned subsidiary of Edison International
SDG&E	San Diego Gas & Electric Company
SEC	U.S. Securities and Exchange Commission
SED	Safety and Enforcement Division of the CPUC
SED Agreement	an agreement dated October 21, 2021 between SCE and the SED regarding the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires
SoCalGas	Southern California Gas Company
Thomas Fire	a wind-driven fire that originated in the Anlauf Canyon area of Ventura County, California, on December 4, 2017
TKM	collectively, the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides
TKM Settlement Agreement	a settlement agreement entered into between SCE and the California Public Advocates Office in August 2024 in the CPUC-jurisdictional rate recovery proceeding related to TKM
Track 4	Track 4 of the 2021 GRC, which addressed SCE's revenue requirement for 2024
Trio	Edison Energy, LLC, an indirect wholly-owned non-utility subsidiary of Edison International doing business as "Trio"
Turnover Rate	the number of employees (other than interns) who leave Edison International Parent or SCE for voluntary or involuntary reasons, divided by the average number of employees during the relevant period

WCCP	Wildfire Covered Conductor Program
WMP	a wildfire mitigation plan required to be filed under AB 1054 to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment
Wildfire Insurance Fund	the insurance fund established under AB 1054
Woolsey Fire	a wind-driven fire that originated in Ventura County in November 2018

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," "targets," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:
•ability of SCE to recover its costs through regulated rates, timely or at all, including uninsured wildfire-related and debris flow-related costs (including amounts paid for self-insured retention and co-insurance), and costs incurred to mitigate the risk of utility equipment causing future wildfires;
•the cybersecurity of Edison International's and SCE's critical information technology systems for grid control and business, employee and customer data, and the physical security of Edison International's and SCE's critical assets and personnel;
•risks associated with the operation and maintenance of electrical facilities, including worker, contractor, and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
•impact of affordability of customer rates on SCE's ability to execute its strategy, including the impact of affordability on SCE's ability to obtain regulatory approval of, or cost recovery for, operations and maintenance expenses, proposed capital investment projects, and increased costs due to supply chain constraints, tariffs, inflation and rising interest rates;
•ability of SCE to update its grid infrastructure to maintain system integrity and reliability, and meet electrification needs;
•ability of SCE to implement its operational and strategic plans, including its WMP and capital investment program, including those related to project site identification, public opposition, environmental mitigation, construction, permitting, contractor performance, changes in the CAISO's transmission plans, and governmental approvals;
•risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
•ability of SCE to obtain safety certifications from OEIS;
•risk that AB 1054 does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard clarified by AB 1054;
•ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
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
•potential for penalties or disallowances for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to wildfires where SCE's equipment is alleged to be associated with ignition;
•extreme weather-related incidents (including events caused, or exacerbated, by climate change), such as wildfires, debris flows, flooding, droughts, high wind events and extreme heat events and other natural disasters (such as earthquakes), which could cause, among other things, worker and public safety issues, property damage, outages and other operational issues (such as issues due to damaged infrastructure), PSPS activations and unanticipated costs;
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
•changes in rates of inflation (including whether inflation-related adjustments to SCE's authorized revenues allowed by the public utility regulators are commensurate with inflation rates), and changes in interest rates and potential future adjustments to SCE's ROE based on changes in Moody's utility bond rate index;
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion related to the changes in financial condition for 2023 compared to 2022 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC in February 2024.
MANAGEMENT OVERVIEW
Highlights of Operating Results
Edison International is the ultimate parent holding company of SCE and Edison Energy, LLC, doing business as Trio. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area across Southern, Central and Coastal California. Trio is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Trio's business activities are currently not material to report as a separate business segment.
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

(in millions)	2024	2023	2024 vs. 2023 Change	2022
Net income (loss) attributable to Edison International
SCE	$1,619	$1,474	$145	$847
Edison International Parent and Other	(335)	(277)	(58)	(235)
Edison International	1,284	1,197	87	612
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries	(493)	(634)	141	(1,248)
Other Wildfire Events claims and expenses, net of recoveries[1]	(162)	(34)	(128)	—
Wildfire Insurance Fund expense	(146)	(213)	67	(214)
Severance costs, net of recovery	(50)	—	(50)	—
2021 NDCTP disallowance	—	(30)	30	—
Customer cancellations of certain ECS data services	—	(17)	17	—
Employment litigation matter, net of recoveries	—	10	(10)	(23)
Upstream lighting program decision	—	—	—	(81)
Impairments	—	—	—	(64)
Organizational realignment charge	—	—	—	(14)
Sale of San Onofre nuclear fuel	—	—	—	10
Income tax benefit[2]	238	257	(19)	452
SCE non-core items	(613)	(661)	48	(1,182)
Edison International Parent and Other
Customer revenues for EIS insurance contract, net of (claims)	(4)	42	(46)	36
Income tax expense (benefit)[2]	1	(9)	10	(7)
Edison International Parent and Other non-core items	(3)	33	(36)	29
Total non-core items	(616)	(628)	12	(1,153)
Core earnings (loss)
SCE	2,232	2,135	97	2,029
Edison International Parent and Other	(332)	(310)	(22)	(264)
Edison International	$1,900	$1,825	$75	$1,765
1Charges of $4 million and $6 million related to claims from wildfires ignited prior to July 1, 2023 were included in core earnings in 2023 and 2022, respectively. Core earnings in periods before the third quarter of 2023 have not been recast to exclude these charges.
2SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; customer revenues (claims) for EIS insurance contract are tax-effected at the federal statutory rate of 21%.
Edison International's 2024 earnings increased $87 million, driven by an increase in SCE's earnings of $145 million, offset by an increase in Edison International Parent and Other loss of $58 million. SCE's higher net income consisted of $97 million of higher core earnings and $48 million of lower non-core loss. Edison International Parent and Other's higher loss consisted of $22 million of higher core loss and $36 million of lower non-core earnings.
The increase in SCE's core earnings was primarily due to higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism, partially offset by higher interest expense.
The increase in Edison International Parent and Other's core loss was primarily due to higher interest expense.

Consolidated non-core items for 2024 and 2023 for Edison International included:
•Charges of $493 million ($355 million after-tax) recorded in 2024 and $634 million ($457 million after-tax) recorded in 2023 for 2017/2018 Wildfire/Mudslide Events claims and related legal expenses, net of expected FERC recoveries. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Charges of $162 million ($117 million after-tax) recorded in 2024 and $34 million ($25 million after-tax) recorded in 2023 for wildfire claims and related legal expenses, net of expected insurance and regulatory recoveries, related to the Other Wildfire Events. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Charges of $146 million ($105 million after-tax) recorded in 2024 and $213 million ($153 million after-tax) recorded in 2023 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
•Severance costs of $50 million ($36 million after-tax), net of expected FERC recovery, recorded in 2024 due to current and probable reductions in workforce. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
•A charge of $30 million ($21 million after-tax) recorded in 2023 for a disallowance related to the 2021 NDCTP. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for more information.
•A charge of $17 million ($12 million after-tax) recorded in 2023 related to customer cancellations of certain ECS data services.
•Insurance recovery of $10 million ($7 million after-tax) recorded in 2023, related to settlement of an employment litigation matter. SCE and Edison International settled the matter following an atypical jury award.
•Expected wildfire claims of $4 million ($3 million after-tax) insured by EIS recorded in 2024 and net earnings of $42 million ($33 million after-tax) recorded in 2023, related to customer revenues for an EIS insurance contract offset by expected wildfire claims insured by EIS. See "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies"
See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.
Electricity Industry Trends
The electric power industry is undergoing urgent and fundamental changes to how energy infrastructure is planned and built, driven by: state government actions to reduce GHG emissions; new sources of demand, such as electric vehicles, data centers, and building electrification; and technological innovations that support clean energy adoption, such as distributed generation and energy storage. These factors, coupled with the increasing impacts of climate change, are altering the way in which electricity is generated and delivered. The impacts of climate change are apparent and accelerating. In 2024, the Earth experienced its hottest year on record. This spike in temperature is making extreme weather events commonplace. In California alone, climate-related disasters have cost the state tens of billions of dollars since 2018, with the 2025 wildfires being particularly devastating. Climate change is expected to have far-reaching effects on society, necessitating industry-wide solutions to enhance grid resilience and support a clean, reliable and affordable grid.
California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. The state codified into law goals to reduce GHG emissions by 40% from 1990 levels by 2030 and 85% from the same baseline by 2045, as well as to be carbon neutral by 2045. State and local air quality plans also call for substantial improvements including reducing smog-causing nitrogen oxides 90% below 2010 levels by 2032 in the most polluted areas of the state.
While these policy goals cannot be achieved by the electric sector alone, the electric grid is a critical enabler of the adoption of energy technologies that support California's GHG reduction objectives. California has set RPS targets which require California retail sellers of electricity to provide 60% of power from renewable resources by 2030. California also requires sellers of electricity to deliver 100% of retail sales from carbon-free sources by 2045, including interim targets of 90% by 2035 and 95% by 2040. In 2024, approximately 46% of SCE's customer deliveries came from carbon-free resources. SCE continues to make progress towards meeting its long-term RPS and carbon-free power goals and interim targets. In addition, Edison International is committed to achieving net-zero GHG emissions by 2045, in alignment with economy-wide climate actions planned by California. This commitment covers the power SCE delivers to customers and Edison International's enterprise-wide operations. To further support these goals, Edison International and SCE are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. Since 2018, SCE has been adapting to climate change through system hardening to reduce wildfire risk. In its 2025 GRC, SCE proposed climate adaptation investments to address wildfire and physical risks that could occur by 2030.
Edison International believes that California's 2045 goals can be achieved most economically through emissions reductions enabled by clean electricity to serve 100% of retail sales, electrifying approximately 90% of light-duty vehicles, 90% of medium-duty vehicles, 54% of heavy-duty vehicles, 80% of buses and 95% of buildings. Additionally, reducing emissions to near zero in the electric sector hinges on developing clean firm resources to replace natural gas. Clean firm resources, such as next-generation geothermal, small modular reactors, natural gas with carbon capture and storage, and clean hydrogen, produce constant power through any weather conditions or season with little or no greenhouse gas emissions. By 2045, electricity demand is projected to increase by at least 80% as compared to 2022 per Edison International's analysis. In SCE’s service area, the increase in electricity demand is materializing sooner than expected. SCE’s most recent 10-year load growth forecast has increased by 35% compared to its 2022 distribution system plan. The key drivers of this increase are commercial developments, transportation electrification, and new residential housing. California has demonstrated strong long-term support of transportation electrification as shown by the approval of SCE's Charge Ready programs and 2022 legislation banning sales of new gas vehicles by 2035. However, Edison International believes that more state policy support, along with public and private investment, is needed to enable California to reach its 2030 and 2045 GHG reduction targets. Additional policy and regulatory support is also needed to de-risk the development of clean firm resources, adjust planning processes to enable proactive grid build-out, and streamline permitting processes. The current federal administration has declared a national emergency on energy, stressing the need for a reliable, diversified, and affordable supply of energy. The integrity and expansion of energy infrastructure is an immediate and pressing priority.
Edison International's vision is to lead the transformation of the electric power industry and the company is focused on opportunities in delivering clean energy, advancing electrification, building a modernized and more reliable grid, and enabling customers' technology choices. SCE's ongoing focus to drive operational and service excellence is intended to allow it to achieve these objectives safely while controlling costs and customer rates. SCE expects its bundled system average rate will rise at or below a 2.6% compound annual growth rate from 2024 through 2028, which is near the projected rate of local inflation. This projected rate growth incorporates the requested increases in SCE’s 2025 GRC, and also assumes a full recovery of costs associated with the 2017/2018 Wildfire/Mudslide Events (See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" for further information, including TKM Settlement). Partially offsetting these increases are historical costs rolling out of rates and rising electricity consumption. SCE projects that, even as electricity bills increase over time, total energy costs for the average SCE household will be reduced by approximately 40% by 2045 due to the efficiency of electrified technologies among other drivers.
SCE’s investments in the grid, utility owned storage capacity, and contracts for substantial new clean energy resources are key enablers of reliable economy-wide electrification. See "—Capital Program," "Liquidity and Capital Resources—Capital Investment Plan," and "Business—SCE—Purchased Power and Fuel Supply—CAISO Wholesale Energy Market" for further details. SCE also continues to implement its transportation electrification programs. As of December 31, 2024, SCE had completed construction at 386 sites to support 6,520 charge ports under its suite of light-duty Charge Ready programs, and 99 sites to support the electrification of 2,251 medium and heavy-duty vehicles through its Charge Ready Transport program. Subject to regulatory approval, SCE plans to invest approximately $13 billion in infrastructure replacement between 2023 and 2028 to ensure the grid is reliable, resilient, and ready for widespread electrification. This represents approximately 30% of the capital plan for that same time period, as discussed in "—Capital Program."
Changes in the electric power industry are impacting customers and jurisdictions outside California as well. Many other states and countries are also pursuing climate change and GHG reduction objectives, and large commercial and industrial customers are continuing to pursue cost reduction and sustainability goals. Trio is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers who may be impacted by these changes.
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
2025 General Rate Case
SCE filed its 2025 GRC application with the CPUC in May 2023, for the four-year period of 2025 – 2028. In its application, SCE requested that the CPUC authorize a test year 2025 revenue requirement of approximately $10.3 billion. This represents a $1.9 billion, or 23%, increase over the approximately $8.4 billion 2024 revenue requirement adopted in Track 4, prior to adjustments for updated operations and maintenance escalation rates, the CPUC's decisions to adopt SCE's 2023 - 2025 cost of capital, and the expanded use of customer-funded self-insurance for wildfire-related claims.

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
In June 2024, following amendments and other revisions to rebuttal testimony, SCE updated its 2025 revenue requirement request to $10.5 billion, and proposed post-test year revenue requirement increases of approximately $670 million, $750 million and $730 million in 2026, 2027, and 2028, respectively. The updated 2025 revenue requirement included a $220 million increase associated with the cost of capital adjustment authorized by the CPUC in a separate proceeding, which was subsequently modified by a CPUC decision in October 2024, as discussed in "—Cost of Capital."
In July 2024, the CPUC issued a decision approving SCE's request in the 2025 GRC to extend the customer-funded wildfire self-insurance through the 2025 GRC period.
In October 2024, the CPUC approved the establishment of a memorandum account to track changes in the revenue requirement between January 1, 2025, and the implementation date of the final decision. While SCE and certain parties have entered into stipulations to resolve certain contested areas in the 2025 GRC, SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision. SCE expects to recognize revenue based on the 2024 authorized revenue requirement, adjusted to reflect the 2025 CPUC-authorized ROE as discussed in "—Cost of Capital," until a GRC decision is issued.
Cost of Capital
The cost of capital adjustment mechanism set by the CPUC provides for an adjustment to SCE's authorized cost of capital that, when triggered, will impact SCE's results of operations and cash flows. In 2023, the cost of capital adjustment mechanism was triggered and resulted in an increase to SCE's CPUC-authorized ROE from 10.05% to 10.75% effective January 1, 2024. The resulting increase to SCE's 2024 GRC-related revenue requirement was $201 million. The cost of capital adjustment mechanism was not triggered in 2024. In October 2024, the CPUC issued a decision modifying the cost of capital adjustment mechanism that changed the mechanism's adjustment ratio from 50% to 20%. This modification was also applied to the increase that was most recently triggered in 2023, effective on January 1, 2025. As a result, SCE's 2025 CPUC-authorized ROE was adjusted to 10.33%. The decision reduces SCE's updated 2025 GRC-related revenue requirement by approximately $117 million. For further information, see "—2025 General Rate Case." For additional information on cost of capital and the ratemaking process, see "Business—SCE—Overview of Ratemaking Process—CPUC."
SCE expects to file its regularly scheduled cost of capital application in March 2025 for rates effective for 2026 – 2028.
Capital Program
Capital Expenditures
Total capital expenditures (including accruals) were $5.7 billion in 2024 and $5.4 billion in 2023.
In connection with the 2025 GRC, SCE forecasts capital expenditures of $26.6 billion to $31.5 billion for 2025 – 2028. In the absence of a 2025 GRC decision, SCE has developed, and is executing against, a capital expenditure plan that is expected to allow SCE to meet what is ultimately authorized in the 2025 GRC decision while minimizing the associated risk of unauthorized spending.
The table below reflects forecast capital expenditures for 2025 – 2028 based on planned CPUC jurisdictional spending and current management expectations of FERC-jurisdictional spending. CPUC jurisdictional spending includes amounts requested in the 2025 GRC, and other approved non-GRC CPUC capital spending. The forecast CPUC jurisdictional capital spending will be dependent upon amounts approved in the 2025 GRC. Forecasted expenditures for FERC capital projects are subject to change due to factors such as timeliness of permitting, licensing, regulatory approvals, contractor bids, supply chain issues and other operational considerations.
Based on management's judgment of potential capital spending variability informed by historical precedent of previously authorized amounts, potential permitting delays, and other operational considerations, a range case was prepared reflecting reductions to GRC capital expenditures, CPUC non-GRC capital expenditures, and FERC capital expenditures.

The following table sets forth a summary of capital expenditures for 2024 actual spend and a forecast for 2025 – 2028 on the basis described above:

(in billions)	2024	2025	2026	2027	2028	Total 2025 – 2028
Traditional capital expenditures
Distribution	$4.1	$5.2	$5.6	$5.5	$5.5	$21.8
Transmission	0.3	0.8	0.9	1.0	0.7	3.4
Generation	0.2	0.2	0.2	0.2	0.1	0.7
Subtotal	4.6	6.2	6.7	6.7	6.3	25.9
Wildfire mitigation-related capital expenditures	1.1	1.3	1.4	1.5	1.4	5.6
Total capital expenditures	$5.7	$7.5	$8.1	$8.2	$7.7	$31.5
Total capital expenditures using range case	*	$6.6	$6.8	$6.8	$6.4	$26.6
*Not applicable
In addition to the amounts presented in the table above, SCE expects to make additional CPUC capital investments, the recovery of which will be subject to future regulatory approval. This includes non-GRC programs including additional spending on an enterprise resource planning ("ERP") software implementation, an advanced metering infrastructure program and other potential investments in the grid supporting restoration, reliability, resilience and readiness. SCE expects the total expenditures of these programs to be at least $3 billion, some of which will be incurred beyond 2028. In the first half of 2025, SCE intends to file an application with the CPUC for approval of the ERP implementation and expects to include approximately $1 billion of capital expenditures through 2029.
In May 2023, the CAISO released its 2022 – 2023 Transmission Plan based on the CPUC's projections that more than 40 gigawatts of new resources need to be added in California by 2032. As the incumbent transmission owner for a portion of these transmission projects, SCE expects to construct projects requiring capital investment of at least $2.0 billion, most of which will be incurred beyond 2028. In May 2024, the CAISO released its 2023 – 2024 Transmission Plan which identified additional transmission projects expected to be constructed by SCE by 2030 with anticipated capital expenditures of approximately $80 million.
In addition to projects awarded to incumbent transmission owners, the CAISO also identified projects eligible for competitive solicitation. In May 2024, SCE, in association with Lotus Infrastructure Global Operations, LLC, was selected as the approved project sponsor for a 30-mile overhead transmission line project connecting San Diego and Orange Counties. The project is expected to be in-service in 2032 and SCE expects to place approximately $244 million into its transmission rate base in 2032.
Rate Base
SCE's year-end rate base was $45.7 billion at December 31, 2024, compared to $42.7 billion at December 31, 2023.
Reflected below is SCE's weighted average annual rate base for 2024 – 2028, encompassing GRC capital expenditures as incorporated in the requests in the 2025 GRC application, approved non-GRC projects or programs, and FERC capital expenditures.

(in billions)	2024	2025	2026	2027	2028
Rate base for expected capital expenditures	$42.8	$49.4	$53.0	$56.8	$60.6
Rate base for expected capital expenditures using range case discussed above	*	$48.1	$50.4	$52.8	$55.3
*Not applicable
Southern California Wildfires and Mudslides
Unprecedented weather conditions in California due to climate change have contributed to wildfires, including those where SCE's equipment has been alleged to be associated with the fire's ignition, that have caused loss of life and substantial damage in SCE's service area, including as recently as January 2025.
SCE continues to implement its WMP to reduce the risk of SCE equipment contributing to the ignition of wildfires. Further to the investments SCE is making as part of its WMP, SCE also uses its PSPS program to proactively de-energize power lines as a last resort to mitigate the risk of significant wildfires during extreme weather events. In addition, California has increased its investment in wildfire prevention and fire suppression capabilities. Yet, the potential for catastrophic wildfire activity in SCE's service area still exists.
Eaton Fire
In January 2025, several wind-driven wildfires impacted portions of SCE's service area, causing loss of life, substantial damage and service outages for SCE customers. One of the largest of these wildfires, the Eaton Fire, ignited in SCE's service area in Los Angeles County and spread under conditions of an extreme Santa Ana windstorm.
According to preliminary information provided by CAL FIRE, the Eaton Fire burned approximately 14,000 acres; destroyed approximately 6,018 single residence structures, 3,146 other minor structures, 96 multiple residences and 158 mixed commercial/residential and nonresidential commercial structures; damaged approximately 750 residential structures, 260 other minor structures, 28 multiple residences and 35 mixed commercial/residential and nonresidential commercial structures and resulted in 17 confirmed civilian fatalities and 9 confirmed fire personnel injuries/illnesses. In addition, fire authorities have estimated suppression costs at approximately $100 million.
The Los Angeles County Fire Department is leading the investigation into the origin and cause of the Eaton Fire, with the assistance of CAL FIRE, and has identified a preliminary area of origin of the fire. SCE has transmission facilities in the preliminary area of origin. As part of its investigation, the Los Angeles County Fire Department has requested that SCE preserve in-place its equipment in the preliminary area of origin. The SED is also conducting an investigation with respect to the Eaton Fire.
Multiple lawsuits related to the Eaton Fire have been initiated against SCE and Edison International. SCE’s ongoing internal review into the facts and circumstances of the Eaton Fire is complex and will require significant time. SCE's review includes ongoing inspections of its facilities and records and of third-party information, including analysis of concerning images and videos that suggest a possible link to SCE's transmission facilities in the preliminary area of origin. As of February 27, 2025, based on the information it has reviewed, SCE has not determined whether its equipment was associated with the ignition of the Eaton Fire.
SCE has $1.0 billion of customer-funded self-insurance coverage available for wildfires ignited between January 1, 2025 and December 31, 2025, subject to a shareholder contribution of up to $12.5 million. If SCE incurs losses in excess of $1.0 billion for claims for third-party damages related to the Eaton Fire, SCE will be reimbursed for such losses from the Wildfire Insurance Fund, subject to approval of the fund administrator and the Wildfire Insurance Fund’s claims-paying capacity, initially approximately $21 billion for all three participating utilities. PG&E is seeking reimbursement from the Wildfire Insurance Fund for losses related to the 2021 Dixie Fire and has disclosed that, as of December 31, 2024, it had recorded aggregate recoveries from the Wildfire Insurance Fund of $925 million, of which it had received $169 million. Until the fund administrator determines that the fund will be terminated, it is expected to reimburse eligible claims on a first come, first served basis, subject to the fund administrator's review.
A utility that has received reimbursement of eligible claims from the Wildfire Insurance Fund would file an application with the CPUC for review of its costs and expenses after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to a wildfire, or upon earlier request of the fund administrator. A utility that held a valid safety certification at the time of the relevant wildfire, like SCE did at the time of the Eaton Fire, will be presumed to have acted prudently unless a party in the proceeding creates "serious doubt" as to the reasonableness of the utility's conduct, in which case the utility will have the burden of dispelling that doubt and proving its conduct was prudent. The prudency standard does not necessitate perfect conduct and AB 1054 requires that the CPUC find that a utility is prudent if it determines that the utility's conduct related to the relevant ignition was consistent with actions of a reasonable utility. SCE believes that the CPUC's determination regarding the reasonableness of a utility's ignition-related conduct should be based on an evaluation of the reasonableness of the utility’s overall policies, systems, and practices. The CPUC has not applied the AB 1054 prudency framework to a wildfire cost-recovery proceeding.
SCE believes that it is a reasonable operator of its electric system. Neither SCE nor any fire agency has determined the cause of the Eaton Fire, including whether SCE’s transmission equipment was associated with its ignition. If it is determined that SCE’s transmission equipment was associated with the ignition of the Eaton Fire, based on the information it has reviewed as of February 27, 2025, SCE believes that it would be able to make a good faith showing that its conduct with respect to its transmission facilities in the preliminary area of origin was consistent with the actions of a reasonable utility.
The CPUC will determine the prudency of a utility’s ignition-related conduct in a formal proceeding. If the CPUC finds that a utility’s conduct was not prudent, it may nevertheless allow cost recovery in full or in part taking into account factors both within and beyond the utility's control that may have exacerbated the costs and expenses, including humidity, temperature and winds. A utility that held a safety certification at the time of the ignition will be required to reimburse the fund only for amounts disallowed by the CPUC up to the AB 1054 Liability Cap in the year that the disallowance occurs, unless the fund administrator finds that the utility's actions or inactions relative to the ignition of the fire constitute conscious or willful disregard of the rights and safety of others, in which case the utility will be required to reimburse the fund for all amounts withdrawn. The AB 1054 Liability Cap is a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, in the year of the applicable prudency determination. Utilities will be able to seek recovery of prudently incurred uninsured wildfire costs not covered by the Wildfire Insurance Fund, assessed under the prudency standard clarified under AB 1054, through electric rates.

2017/2018 Wildfire/Mudslide Events
Multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously entered into settlements with a number of local public entities, subrogation and individual plaintiffs in the TKM and Woolsey Fire litigations and under the SED Agreement. As of February 20, 2025, in addition to the outstanding claims of approximately 290 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding.
In 2024, SCE recorded estimated losses of $490 million for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events. As a result, SCE also recorded expected recoveries through FERC electric rates of $27 million against the charge, and the resulting net charge to earnings was $463 million ($333 million after-tax).
Through December 31, 2024, SCE has recorded estimated losses of $9.9 billion, recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through FERC electric rates of $440 million, $376 million of which has been collected subject to refund, related to the 2017/2018 Wildfire/Mudslide Events claims. The cumulative after-tax net charges to earnings recorded through December 31, 2024, have been $5.4 billion.
As of December 31, 2024, SCE had paid $9.5 billion under executed settlements and had $86 million to be paid under executed settlements, including $57 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through December 31, 2024, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $340 million.
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
CPUC-Jurisdictional Rate Recovery
In August 2023, SCE filed an application to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides. SCE also sought recovery of approximately $65 million in restoration costs in the proceeding. In January 2025, the CPUC approved the TKM Settlement Agreement and closed the proceeding. Parties to the proceeding may file an application for rehearing through March 10, 2025. Under the TKM Settlement Agreement, SCE is authorized to recover 60%, or approximately $1.6 billion, of approximately $2.7 billion of losses, consisting of approximately $1.3 billion of uninsured claims paid as of May 31, 2024, and $0.3 billion of associated costs, composed of legal and financing costs incurred as of May 31, 2024, and estimated ongoing financing costs. SCE is also authorized to recover 60% of claims paid and related costs incurred after May 31, 2024, other than for $125 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. SCE will record a regulatory asset for recoveries permitted under the TKM Settlement Agreement in the first quarter of 2025 and will request approval from the CPUC to finance the amounts authorized under the TKM Settlement Agreement through the issuance of securitized bonds.
Under the TKM Settlement Agreement, SCE is also authorized to recover approximately $55 million of approximately $65 million in restoration costs incurred. Further, SCE will use shareholder funds to offset $50 million of wildfire mitigation expenses recorded in memorandum accounts between 2024 and 2028. Under the TKM Settlement Agreement, SCE is allowed to permanently exclude from SCE's CPUC regulatory capital structure any after-tax charges to equity associated with the costs disallowed or funded by shareholders in the TKM Settlement Agreement and the debt issued to finance those costs (For further details about SCE's CPUC authorized capital structure, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends"). In October 2024, SCE filed an application to seek CPUC-jurisdictional rate recovery of $5.4 billion of prudently incurred losses related to the Woolsey Fire, consisting of approximately $4.4 billion of uninsured claims paid as of August 31, 2024, and $1.0 billion of associated costs, composed of legal and financing costs incurred as of August 31, 2024, and estimated ongoing financing costs. SCE is also seeking recovery of approximately $84 million in restoration costs in the proceeding. SCE will not record a regulatory asset for recoveries related to the Woolsey Fire in connection with the approval of the TKM Settlement Agreement. SCE will continue to evaluate the facts and circumstances of the Woolsey Fire cost recovery proceeding in determining if and when a regulatory asset may be recorded.
Other Wildfire Events
In addition to the 2017/2018 Wildfire/Mudslide Events, several other wildfires significantly impacted portions of SCE's service area prior to 2025, including the 2017 Creek Fire, the 2019 Saddle Ridge Fire, the 2020 Bobcat Fire, the 2020 Silverado Fire, the 2022 Coastal Fire and the 2022 Fairview Fire.
In 2024, SCE recorded estimated losses of $253 million for claims related to the Other Wildfire Events. As a result, SCE also recorded expected recoveries from insurance of $96 million and expected recoveries through electric rates of $9 million against the charge, and the resulting net charge to earnings was $148 million ($106 million after-tax).
Through December 31, 2024, SCE has recorded total estimated losses of $1.1 billion, expected recoveries from insurance and third parties of $718 million and expected recoveries through electric rates of $177 million related to the Other Wildfire Events claims. The cumulative after-tax net charges to earnings recorded through December 31, 2024, have been $175 million.
As of December 31, 2024, SCE had paid or is obligated to pay approximately $576 million under executed settlements related to the Other Wildfire Events and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Other Wildfire Events was $563 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $434 million and through electric rates of $149 million on its consolidated balance sheets related to the Other Wildfire Events.
Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Other Wildfire Events. Edison International and SCE expect that additional losses incurred in connection with any such fire, other than for the Creek Fire, will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such additional losses after expected recoveries from insurance and through electric rates will not be material. For information on the Creek Fire, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.
In light of the prudency standard the CPUC is required to apply under AB 1054 to utilities holding a safety certification at the time a wildfire ignited after July 12, 2019, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Other Wildfire Events that ignited after July 2019 for which it has deferred as regulatory assets are probable of recovery through electric rates. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.
For further information on Southern California Wildfires and Mudslides, see "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054," "Business—Southern California Wildfires" and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.
RESULTS OF OPERATIONS
SCE
The table below shows SCE's consolidated statements of income for 2024, 2023 and 2022. In general, expenses SCE is authorized to pass through directly to customers (such as purchased power and fuel expenses, flow-through taxes, as well as costs incurred for various programs and activities, such as public purpose programs and vegetation management activities) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.

Years ended December 31, 2024, 2023 and 2022
The following table is a summary of SCE's results of operations for the periods indicated:

	Years ended December 31,			Favorable (Unfavorable)
(in millions)	2024	2023	2022	2024 to 2023	2023 to 2022
Operating revenue	$17,547	$16,275	$17,172	$1,272	$(897)
Purchased power and fuel	5,209	5,486	6,375	277	889
Operation and maintenance	5,064	4,071	4,659	(993)	588
Wildfire-related claims, net of insurance recoveries	647	665	1,305	18	640
Wildfire Insurance Fund expense	146	213	214	67	1
Depreciation and amortization	2,865	2,633	2,559	(232)	(74)
Property and other taxes	620	566	497	(54)	(69)
Impairment, net of other operating income	—	1	50	1	49
Total operating expenses	14,551	13,635	15,659	(916)	2,024
Operating income	2,996	2,640	1,513	356	1,127
Interest expense	(1,575)	(1,356)	(1,005)	(219)	(351)
Other income, net	493	497	337	(4)	160
Income before income taxes	1,914	1,781	845	133	936
Income tax expense (benefit)	120	184	(109)	64	(293)
Net income	1,794	1,597	954	197	643
Less: Preference stock dividend requirements	175	123	107	(52)	(16)
Net income available for common stock	$1,619	$1,474	$847	$145	$627
2024 vs 2023
Operating Revenue
Higher operating revenue of $1,272 million is primarily due to:
•An increase in CPUC-related revenues of $617 million primarily due to higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism. See "Management Overview—Cost of Capital" for more information.
•An increase in operating revenues of $51 million primarily due to recognition of previously unrecognized return on rate base related to emergency restoration related capital expenditures.
•A net increase in revenues of $604 million related to higher expenses that are passed through to customers. The increase in pass-through revenues is primarily offset by increases in the following:
◦Operation and maintenance expense of $809 million
◦Depreciation and amortization expense of $111 million
◦Interest expense of $66 million
◦Property and other taxes of $28 million
These pass-through increases were offset by the decreases in the following:
◦Purchased power and fuel expense of $277 million
◦Income tax expense of $134 million
Purchased Power and Fuel
A decrease in purchased power and fuel costs of $277 million, primarily due to lower purchased power and gas prices, partially offset by an increase in purchased power volume and higher losses in hedging activities (offset in "Operating Revenue" above).
Operation and Maintenance

An increase in operation and maintenance expense of $993 million is primarily due to:
•A net increase in expense of $809 million related to operating expenses that are passed through to customers and offset in "Operating Revenue" above. The increase is mainly driven by:
◦$462 million due to higher previously deferred wildfire mitigation, vegetation management, and emergency restoration costs authorized for recovery in 2024 than in 2023. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings" for more information
◦$301 million higher vegetation management expenses
◦$196 million higher public purpose program expenses
◦$144 million higher uncollectible accounts expense
◦$116 million higher transmission access charges
These increases are partially offset by:
◦$209 million previously deferred wildfire insurance premium authorized for recovery in 2023
◦$195 million lower insurance costs due to SCE's expanded use of customer-funded self-insurance since July 2023
•$90 million higher expenses primarily related to plant maintenance
•$62 million higher wildfire mitigation expenses
•Severance costs of $53 million recorded in 2024 due to current and probable reductions in workforce
•$25 million higher expenses related to IT software maintenance and capital-related expense
•The 2023 recognition of a $30 million disallowance related to the 2021 NDCTP
•The 2023 recognition of $17 million related to customer cancellations of certain ECS data services
Wildfire-related Claims, Net of Insurance Recoveries
Charges for wildfire-related claims, net of insurance recoveries, were $647 million and $665 million in 2024 and 2023, respectively, related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Wildfire Insurance Fund Expense
A decrease in wildfire insurance fund amortization expense of $67 million due to the change in the estimated life of the Wildfire Insurance Fund in the beginning of 2024, which increased the amortization period of SCE's Wildfire Insurance Fund contributions assets. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
Depreciation and Amortization
An increase in depreciation and amortization expense of $232 million due to an increase of $121 million primarily driven by higher plant balances and $111 million of pass-through costs (offset in "Operating Revenue" above). The pass-through costs are mainly related to emergency restoration and wildfire mitigation activities.
Property and Other Taxes
An increase in property and other taxes of $54 million due to an increase of $26 million primarily related to higher assessed property values and $28 million of pass-through costs (offset in "Operating Revenue" above).
Interest Expense
An increase in interest expense of $219 million due to an increase of $153 million primarily related to higher interest rates on long-term debt and balancing account overcollections, and additional long-term borrowings, and $66 million of pass-through costs mainly related to emergency restoration activities and AB 1054 Excluded Capital Expenditures financed through securitization (offset in "Operating Revenue" above).

Preference Stock Dividend Requirements
An increase in preference stock dividend requirements of $52 million primarily due to additional preference stock outstanding.
Income Taxes
A decrease in income tax expense of $64 million, primarily due to $97 million higher flow-through tax benefits that are passed through to customers, partially offset by an increase in tax expense on pre-tax income. See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.
2023 vs 2022
Operating Revenue
An increase in operating revenue of $897 million is primarily due to:
•A net decrease in revenues of $1,231 million related to lower expenses that are passed through to customers. The decrease in pass-through revenues are offset by decreases in the following:
◦Purchased power and fuel expense of $889 million
◦Operation and maintenance expense of $482 million
◦Wildfire-related claims, net of insurance recoveries of $37 million
These pass-through decreases are partially offset by increases in the following:
◦Income tax expense of $43 million
◦Interest expense of $39 million
◦Property and other taxes of $38 million
◦Other income, net, of $37 million
◦Depreciation and amortization expense of $17 million
•An increase in CPUC-related revenues of $320 million primarily due to the escalation mechanism set forth in the 2021 GRC decision.
Purchased Power and Fuel
A decrease in purchased power and fuel costs of $889 million, primarily lower prices and volumes for both purchased power and gas, partially offset by hedging activities (offset in "Operating Revenue" above).
Operation and Maintenance
A decrease in operation and maintenance expense of $588 million is primarily due to:
•A net decrease in expense of $482 million related to the operating expenses that are passed through to customers and offset in "Operating Revenue" above. The decrease is mainly driven by:
◦$463 million due to lower previously deferred wildfire mitigation and emergency restoration costs authorized for recovery in 2023 than in 2022
◦$218 million lower insurance costs due to SCE's expanded use of customer-funded self-insurance since July 2023
◦$79 million lower uncollectible accounts expense primarily due to the recognition of $109 million previously deferred uncollectible accounts expense in 2022
◦$56 million lower transmission access charges
The decreases are partially offset by:
◦$209 million previously deferred wildfire insurance premium authorized for recovery in 2023
◦$125 million higher public purpose program expenses

•The 2022 charges of $95 million related to the CPUC's decision on SCE's Upstream Lighting Program, consisting of $76 million in disallowed costs and $19 million in fines
•$40 million lower uncollectible accounts expense due to expense recognized in 2022 not subject to cost recovery
•The 2023 recognition of a $30 million probable disallowance related to the 2021 NDCTP
Wildfire-related Claims, Net of Insurance Recoveries
Charges for wildfire-related claims, net of insurance recoveries, were $665 million and $1.3 billion in 2023 and 2022, respectively, related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events.
Depreciation and Amortization
An increase in depreciation and amortization expense of $74 million due to an increase of $57 million primarily driven by higher plant balances and $17 million of pass-through costs (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes of $69 million due to an increase of $31 million primarily related to higher assessed property values and $38 million of pass-through costs (offset in "Operating Revenue" above).
Impairment, net of other operating income
Impairments were recorded in 2022, of which $17 million related to disallowed capital expenditure and $47 million related to a settlement agreement between SCE and TURN in the CSRP proceeding.
Interest Expense
An increase in interest expense of $351 million due to an increase of $312 million primarily related to higher interest rates on long-term debt and balancing account overcollections and additional long-term borrowings, and $39 million of pass-through costs primarily related to AB 1054 Excluded Capital Expenditures financed through securitization (offset in "Operating Revenue" above).
Other income, net
An increase in other income, net of $160 million primarily due to higher interest rates applied to balancing account undercollections and increased equity allowance for funds used during construction, partially offset by lower net periodic benefit income related to the non-service cost components for SCE's pension and PBOP.
Preference Stock Dividend Requirements
An increase in preference stock dividend requirements of $16 million primarily due to dividends paid on Series E preference stock at a higher rate.
Income Taxes
An increase in tax expense of $293 million in 2023 compared to a tax benefit recorded in 2022, primarily due to higher taxable income and $42 million lower flow-through tax benefits that are passed through to customers.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,			Favorable (Unfavorable)
(in millions)	2024	2023	2022	2024 to 2023	2023 to 2022
Edison International Parent and Other net loss	$(248)	$(190)	$(130)	$(58)	$(60)
Less: Preferred stock dividend requirements	87	87	105	—	18
Edison International Parent and Other net loss attributable to common shareholders	$(335)	$(277)	$(235)	$(58)	$(42)

The net loss attributable to common shareholders from operations of Edison International Parent and Other increased $58 million in 2024 compared to 2023 primarily due to lack of earnings from an EIS insurance contract and higher interest expense.
The net loss attributable to common shareholders from operations of Edison International Parent and Other increased $42 million in 2023 compared to 2022 primarily due to higher interest expense, partially offset by gains on preferred stock repurchases of $16 million.
LIQUIDITY AND CAPITAL RESOURCES
SCE
SCE's ability to operate its business, fund capital expenditures, and implement its business strategy is dependent upon its operating cash flow and access to the bank and capital markets. SCE's overall cash flows fluctuate based on, among other things, its ability to recover its costs in a timely manner from its customers through regulated rates, changes in commodity prices and volumes, collateral requirements, interest obligations, dividend payments to and equity contributions from Edison International, obligations to preference shareholders, and the outcome of tax, regulatory and legal matters.
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, and capital market and bank financings. SCE also has availability under its credit facility to fund cash requirements. SCE expects to issue additional debt for general corporate purposes, and to securitize the recovery of 2017/2018 Wildfire/Mudslide Events as permitted by the TKM Settlement Agreement subject to the filing and approval of a securitization financing order.
SCE issued securitized bonds in the amounts of $775 million and $533 million in 2023 and 2022, respectively, to finance the required AB 1054 Excluded Capital Expenditures and related financing costs. For more information, see "Notes to Consolidated Financial Statements––Note 5. Debt and Credit Agreements."
The following table summarizes SCE's current long-term issuer credit ratings and outlook from the major credit rating agencies, and SCE's credit rating outlook as of February 20, 2025:

	Moody's	Fitch	S&P
Credit Rating	Baa1	BBB	BBB
Outlook	Stable	Stable	Negative
SCE's credit ratings may be affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner, or the Wildfire Insurance Fund is materially depleted, or a persistent increase in the frequency of severe wildfires in California leads the credit rating agencies to believe the Wildfire Insurance Fund is at risk of a material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts and environmental remediation obligations would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. For further details, see "—Margin and Collateral Deposits."
For restrictions on SCE's ability to pay dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."
Available Liquidity
At December 31, 2024, SCE had cash on hand of $78 million and approximately $2.1 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2028. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also had standby letters of credit with total capacity of $625 million, and the unused amount was $507 million as of December 31, 2024. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
At December 31, 2024, SCE had $1.3 billion outstanding commercial paper, net of discount, at a weighted average interest rate of 4.95% supported by the revolving credit facility. In January 2025, SCE issued $850 million and $650 million of first and refunding mortgage bonds due in 2035 and 2055, respectively. The proceeds were used to repay commercial paper borrowings outstanding as of December 31, 2024 and for general corporate purposes.
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities or other borrowings, subject to availability in the capital markets. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company equity contributions in order to meet its obligations as they become due, including costs related to wildfire events. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Debt Covenant
SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At December 31, 2024, SCE's debt to total capitalization ratio was 0.58 to 1.
At December 31, 2024, SCE was in compliance with all financial covenants that affect access to capital.
Regulatory Proceedings
Wildfire Related Regulatory Proceedings
In response to the increase in wildfire activity and faster progression of and increase in damage from wildfires across SCE's service area and throughout California, SCE has incurred wildfire mitigation and wildfire and drought restoration related spending at levels significantly exceeding amounts authorized in SCE's GRCs. For regulatory proceedings related to the 2017/2018 Wildfire/Mudslide Events, see "Management Overview—Southern California Wildfires and Mudslides."
2021 GRC Wildfire Mitigation Memorandum Account Balances
In June 2022, SCE filed an application with the CPUC requesting reasonableness review of the incremental costs incurred in 2021 related to non-WCCP wildfire mitigation and vegetation management activities, requesting a total revenue requirement of approximately $327 million plus an ongoing capital-related revenue requirement. In March 2024, the CPUC issued a decision fully authorizing SCE's requested revenue requirement. The revenue requirement is being recovered in rates over 12 months starting June 1, 2024.
In October 2023, SCE requested authority to recover a revenue requirement of $384 million, including interest associated with 2022 operations and maintenance and capital expenditures above levels authorized in wildfire mitigation accounts and the vegetation management balancing account. In July 2024, the CPUC approved SCE's request for interim rate recovery of $210 million of this revenue requirement, subject to refund. The revenue requirement for interim rate recovery is being recovered in rates over 17 months starting October 1, 2024. A final decision for the total authorized revenue requirement is expected in the second quarter of 2025 according to the CPUC adopted schedule.
2020 Emergency Wildfire Restoration
SCE filed a catastrophic event memorandum account application in 2022, primarily related to restoration efforts related to multiple 2020 wildfires. In May 2024, the CPUC issued a decision approving the recovery of SCE's capital request of $312 million and operation and maintenance expenses of $200 million, resulting in a revenue requirement of $191 million plus its ongoing capital-related revenue requirement. The revenue requirement is being recovered in rates over a 12-month period starting October 1, 2024.
Multi-year Wildfire Mitigation and Catastrophic Events Filing ("WMCE Filing")
In April 2024, SCE filed its WMCE Filing, seeking to recover incremental operating and maintenance expenses of $320 million and incremental capital expenditures of $702 million, primarily associated with 2019 – 2023 WCCP capital expenditures recorded in the wildfire risk mitigation balancing account, 2023 operations and maintenance and capital expenditures incremental to amounts authorized in wildfire mitigation accounts and the vegetation management balancing account, storm-related costs associated with certain 2020 – 2022 events recorded in the catastrophic event memorandum account, and certain wildfire liability insurance premium expenses recorded in the wildfire expense memorandum account, which were denied without prejudice in a previous decision. In July 2024, the CPUC adopted a schedule with a proposed decision expected in the third quarter of 2025.
ERRA Trigger Application
SCE recovers its fuel and purchased power-related costs through various balancing accounts, primarily the ERRA and the PABA. SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. The aggregate overcollection in the ERRA and the eligible portion of the PABA at April 30, 2024 resulted in SCE triggering an established mechanism, which required SCE to file an expedited application for the CPUC's approval to reduce bundled service generation rates (see "Business—SCE—Overview of Ratemaking Process" for further information about the trigger mechanism). The CPUC approved this application in August 2024, resulting in a $742 million reduction in the revenue requirement, returned through rates over a 12-month period starting October 1, 2024.
2025 FERC Formula Rate Annual Update
In November 2024, SCE filed its 2025 annual transmission revenue requirement update with the FERC, with rates effective January 1, 2025. The update reflects a 2025 transmission revenue requirement of $1.3 billion, which is a $220 million, or 20% increase from the 2024 annual rates. The increase is primarily due to 2024 rates including a return of prior year overcollections.
Capital Investment Plan
Major Transmission Projects
A summary of SCE's most significant transmission and substation construction projects is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing, and regulatory approvals.

Project Name	Project Lifecycle Phase	Direct Expenditures (in millions)[1]	Inception to Date (in millions)[1]	Scheduled In- Service Date
Riverside Transmission Reliability[2]	Licensing	726	35	2029
Alberhill System[3]	Licensing	472	50	2029
Eldorado-Lugo-Mohave Upgrade	Construction	383	277	2025
1Direct expenditures include direct labor, land, and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecast discussed in "Management Overview—Capital Program."
2Direct expenditures were adjusted for inflation with no change to the scope of the project.
3In June 2023, SCE filed an amended application for a certificate of public convenience and necessity ("CPCN") with technical design modifications and engineering refinements to the proposed project that decreases project costs and reduces GHG emissions. Accordingly, the direct expenditures of the project are estimated to be reduced from $486 million to $472 million. SCE is unable to predict the final project costs for the Alberhill System Project.
Riverside Transmission Reliability Project
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities ("RPU"), the municipal utility department of the City of Riverside. While RPU will be responsible for constructing some of the project's facilities within Riverside, SCE's portion of the project consists of constructing upgrades to its system, including a new 230 kV substation; certain interconnection and telecommunication facilities and overhead transmission lines in the cities of Riverside, Jurupa Valley and Norco and in portions of unincorporated Riverside County. In May 2022, the Riverside City Council ("RCC") voted to investigate alternatives to the CPUC approved project. Consequently, SCE suspended all major activities on the project. In January 2023, the RCC voted to establish a working group to pursue funding for additional undergrounding. In October 2023, the City of Norco filed a petition for modification ("PFM") to modify the CPUC decision approving the project and reopen the record to reconsider full undergrounding. In November 2023, SCE filed a response opposing the PFM. In March 2024, the CPUC denied the PFM. In May 2024, the RCC voted to move forward with the original scope of the project and SCE restarted its work on the project. In July 2024, SCE initiated construction bid solicitations with awards expected in the first half of 2025.
Alberhill System Project
The Alberhill System Project consists of constructing a new 500 kV substation, two 500 kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500 kV transmission line, telecommunication equipment, and subtransmission lines in western Riverside County. The project was designed to meet long-term forecasted electrical demand in the proposed Alberhill System Project area and to increase electrical system reliability and resiliency. In April 2018 and July 2018, the CPUC issued a proposed decision and an alternate proposed decision, both denying SCE's ability to construct the Alberhill System Project based on a perceived lack of need. SCE filed comments on both proposed decisions requesting that the CPUC grant the CPCN for the Alberhill System Project. In August 2018, the CPUC issued a decision that did not deny or approve the Alberhill System Project but directed SCE to submit supplemental information on the Alberhill System Project, including, but not limited to, a load forecast and cost benefit analysis of several alternatives to the proposed project. In January 2020, SCE submitted a supplemental analysis to the CPUC for the Alberhill System Project including several alternatives to the proposed project as well as an update to the original project cost. In June 2023, SCE filed an amended CPCN with technical design modifications and engineering refinements to the proposed project that decrease project costs and reduce GHG emissions. In June 2024, the CPUC issued an addendum to its 2017 Final

Environmental Impact Report, concluding its California Environmental Quality Act review. The project is now seeking final CPUC approval to begin construction. SCE is expecting the final CPUC decision in the second half of 2025.
Approximately 48% of the Alberhill System Project costs spent to date would be subject to recovery through CPUC revenue and 52% through FERC revenue. In October 2017, SCE obtained approval from the FERC for abandoned plant treatment for the Alberhill System Project, which allows SCE to seek recovery of 100% of all prudently incurred costs after the approval date and 50% of prudently incurred costs prior to the approval date. As of December 31, 2024, SCE had incurred approximately $69 million of capital expenditures, which excludes land costs that may be recovered through sale to a third party and includes overhead costs, of which approximately $48 million may not be recoverable if the project is cancelled.
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
Construction for the project began in November 2020. The total costs for the Eldorado-Lugo-Mohave Upgrade Project are expected to exceed amounts currently approved in the CPCN granted by the CPUC due to delays in regulatory approvals, contractor performance issues, supply chain constraints, COVID-19 impacts, and the availability of CAISO outage windows. In May 2023, SCE filed a PFM of the decision that approved the project to increase the maximum reasonable and prudent cost for the project, which increased the direct expenditures from $247 million to $319 million. SCE expects the project to be in service in 2025, subject to the completion of environmental agency review of the mitigation work. Additional work after the in-service date is required to mitigate the impact of the project on nearby natural gas transmission lines. SCE's current estimate of the additional work is $64 million. SCE anticipates filing a second PFM or amending the existing PFM to address the additional costs of the mitigation work once the scope and cost of this work is finalized.
Utility Owned Storage Projects
In October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service area with an aggregate capacity of 537.5 MW, consisting of a 225 MW project, a 200 MW project, and a 112.5 MW project, and an in-service date of August 1, 2022. The 200 MW and 112.5 MW projects went in-service during the third quarter of 2024, and Ameresco has advised SCE that it currently expects the 225 MW project to be in-service by the first quarter of 2025. SCE believes that there is risk of delay beyond Ameresco's projected in-service date.
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
SCE currently expects these storage projects to result in $1.0 billion of capital expenditures of which approximately $800 million has been incurred, as of December 31, 2024. SCE also expects to receive in aggregate approximately $380 million of tax credits available under the IRA for all three projects, which will accrue to the benefit of its customers (see "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for further information). Because Ameresco did not achieve an in-service date of August 1, 2022, SCE is entitled to liquidated damages under the terms of the contracts subject to any relief Ameresco may be entitled to under the contracts, including any relief for any valid force majeure events. Once triggered, delay-related liquidated damages accrue daily for up to 60 days up to a maximum of $89 million in aggregate for all three projects.
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
In December 2021, the CPUC approved recovery of the capital expenditures and establishment of a balancing account for the associated revenue requirement, which have been reflected in rates beginning in the first quarter of 2022. Authorized revenue requirements have been and will continue to be included in the annual ERRA review proceeding and can only be disallowed upon a finding that SCE failed to prudently administer the contracts.
Decommissioning of San Onofre
The decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning, and the management of spent nuclear fuel. SCE is the operating agent of San Onofre and has engaged the DGC to undertake a significant scope of decommissioning activities for Units 1, 2, and 3 at San Onofre. The decommissioning of San Onofre is expected to take many years. SCE funds decommissioning costs, including costs associated with storing spent nuclear fuel, with assets that are currently held in nuclear decommissioning trusts.
Under federal law, the U.S. Department of Energy ("DOE") is responsible for the selection and construction of a facility for the permanent disposal of spent nuclear fuel and high-level radioactive waste. The DOE has not met its contractual obligation to accept spent nuclear fuel. Extended delays by the DOE have led to the construction of costly alternatives and associated siting and environmental issues. Two Independent Spent Fuel Storage Installations ("ISFSI") store nuclear fuel onsite at San Onofre. The first stores nuclear fuel from all three Units ("ISFSI 1") and the second stores nuclear fuel from Units 2 and 3 ("ISFSI 2").
SCE's Coastal Development Permits, the principal discretionary permits required for maintaining the ISFSIs onsite, currently extend through 2035.
Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in ISFSI 1 was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work.
Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from San Onofre Units 2 and 3 to dry cask storage in the two ISFSIs was completed in August 2020. In August 2020, SCE commenced, and is currently conducting, major decommissioning activities in accordance with the terms of the Coastal Developmental Permit for decommissioning San Onofre Units 2 and 3.
SCE's share of the San Onofre Units 2 and 3 decommissioning costs recorded for the years ended December 31, 2024 and 2023 were $218 million (in 2024 dollars) and $226 million (in 2023 dollars), respectively. The CPUC conducts a reasonableness review of recorded decommissioning costs in NDCTPs, which are submitted every three years.
SCE filed the 2021 NDCTP with the CPUC in February 2022 to request reasonableness review of approximately $570 million (SCE share in 2022 dollars) of recorded San Onofre Units 2 and 3 decommissioning costs incurred during the period 2018 to 2020, and subsequently agreed to a $30 million disallowance under a settlement with the relevant intervenors. In the third quarter of 2024, the CPUC approved the 2021 NDCTP, as modified by the settlement agreement, and SCE made a contribution accordingly to the non-qualified nuclear decommissioning trust to effectuate the disallowance.
SCE filed its 2024 NDCTP in December 2024. In the 2024 NDCTP, SCE requests reasonableness review of approximately $538 million (SCE share in 2024 dollars) of recorded San Onofre Units 2 and 3 decommissioning costs incurred during the period 2021 to 2023. SCE also requests approval of an updated decommissioning cost estimate for decommissioning activities to be completed at San Onofre Units 2 and 3 of $3.0 billion, of which $2.3 billion is SCE's share (in 2024 dollars). The decommissioning cost estimate includes costs through the expected decommissioning completion date, currently estimated to be in 2056.
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
SCE had nuclear decommissioning trust funds for San Onofre Units 2 and 3 of $2.1 billion at December 31, 2024 and $2.2 billion at December 31, 2023. Based upon the resolution of a number of uncertainties, including the uncertainties of decommissioning discussed above, the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other assumptions and estimates, additional contributions to the nuclear decommissioning trust's funds may be required. If additional contributions to the nuclear decommissioning trust funds become necessary, SCE will seek recovery of additional contributions to the decommissioning trust through electric rates and any such recovery will be subject to a reasonableness review by the CPUC. Cost increases resulting from contractual disputes, delays in performance by the contractor, elevated levels of inflation, or permitting delays, among other things, could cause SCE to materially overrun the decommissioning cost estimate and could materially impact the sufficiency of trust funds.
In December 2024, the CPUC approved disbursements from SCE's nuclear decommissioning trusts to cover forecasted 2025 decommissioning costs for San Onofre Units 2 and 3, of which SCE's share is approximately $245 million in 2025 dollars.
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts, and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at December 31, 2024 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of December 31, 2024, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel derivative contracts.
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

(in millions)
Collateral posted as of December 31, 2024[1]	$209
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	73
Incremental collateral requirements for SCE's financial hedging activities resulting from adverse market price movement[3]	47
Posted and potential collateral requirements	$329
1Net collateral provided to counterparties and other brokers consisted of $128 million in letters of credit and surety bonds and $81 million of cash collateral.
2Represents potential collateral requirements for accounts payable and mark-to-market valuation at December 31, 2024. Requirement varies throughout the period and is generally lower at the end of the month.
3Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2024 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.
Edison International Parent and Other
In the next 12 months, Edison International Parent expects to fund its net cash requirements through cash on hand, dividends from SCE, and capital market and bank financings. Edison International Parent may finance its ongoing cash requirements, including dividends, working capital requirements, payment of obligations, and capital investments, including capital contributions to subsidiaries, with short-term or other financings, subject to availability in the bank and capital markets.

At December 31, 2024, Edison International Parent had cash on hand of $115 million and $1.1 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2028. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
At December 31, 2024, Edison International Parent had $444 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 4.86% supported by the revolving credit facility.
Edison International Parent has $800 million of debt maturities arising in the next 12 months. Edison International expects to issue debt to refinance these maturities.
On February 27, 2025, Edison International declared a dividend of $0.8275 per share to be paid on April 30, 2025. Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. Prior to declaring dividends, the Edison International Board of Directors evaluates available information, including when applicable, information pertaining to wildfire events, to ensure that the California law requirements for the declarations are met. For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.
Edison International's ability to declare and pay common dividends may be restricted under the terms of its Series A and Series B Preferred Stock. For further information see "Notes to Consolidated Financial Statements—Note 14. Equity."
Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2024, Edison International's consolidated debt to total capitalization ratio was 0.65 to 1.
At December 31, 2024, Edison International Parent was in compliance with all financial covenants that affect access to capital.
The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies, and Edison International Parent's credit rating outlook as of February 20, 2025:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB	BBB
Outlook	Stable	Stable	Negative
Edison International Parent's credit ratings may be affected if, among other things, regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner, or the Wildfire Insurance Fund is materially depleted, or a persistent increase in the frequency of severe wildfires in California leads the credit rating agencies to believe the Wildfire Insurance Fund is at risk of a material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.
Edison International Income Taxes
Net Operating Loss and Tax Credit Carryforwards
Edison International has approximately $3.6 billion of tax effected net operating losses and tax credit carryforwards at December 31, 2024 (after excluding $107 million of Capistrano Wind attributes and offsetting $397 million of unrecognized tax benefits), which are available to offset future consolidated tax liabilities.
See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for further information regarding taxes payable to Capistrano Wind.
Inflation Reduction Act of 2022
The IRA imposes a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over a specified 3-year period. The CAMT was effective beginning January 1, 2023. Based on the current interpretation of the law and historical financial data, Edison International estimates that it will exceed the $1.0 billion threshold and be subject to CAMT on its consolidated federal tax returns beginning in 2026. SCE expects to be subject to CAMT on its stand-alone Federal return beginning in 2026.

The law also includes significant extensions, expansions, and enhancements of numerous energy-related investment tax credits, as well as creating new credits applicable to electricity production which may apply to SCE's capital expenditures. Under the IRA, as of December 31, 2024, SCE generated investment tax credits of approximately $231 million related to two utility owned storage projects, which will be recognized and returned to customers, as the credits are utilized.
Historical Cash Flows
SCE

	Years ended December 31,
(in millions)	2024	2023	2022
Net cash provided by operating activities	$5,383	$3,681	$3,319
Net cash provided by financing activities	314	1,182	2,724
Net cash used in investing activities	(5,530)	(5,231)	(5,557)
Net increase (decrease) in cash, cash equivalents and restricted cash	$167	$(368)	$486
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2024, 2023, and 2022:

	Years ended December 31,			Change
(in millions)	2024	2023	2022	2024/2023
Net income	$1,794	$1,597	$954
Non-cash items[1]	3,013	2,979	2,701
Subtotal	4,807	4,576	3,655	$231
Contributions to Wildfire Insurance Fund	(95)	(95)	(95)	—
Changes in cash flow resulting from working capital[2]	(221)	(762)	327	541
Regulatory assets and liabilities	1,219	576	(51)	643
Wildfire related claims[3]	(397)	(410)	(56)	13
Other noncurrent assets and liabilities[4]	70	(204)	(461)	274
Net cash provided by operating activities	$5,383	$3,681	$3,319	$1,702
1Non-cash items include depreciation and amortization, allowance for equity during construction, impairment and other income, Wildfire Insurance Fund amortization expense, deferred income taxes, and other.
2Changes in working capital items include receivables, accrued unbilled revenue, inventory, amortization of prepaid expenses, accounts payable, tax receivables and payables, derivative assets and liabilities, and other current assets and liabilities.
3The amount in 2024 represents payments of $779 million for 2017/2018 Wildfire/Mudslide Events and $361 million for Other Wildfire Events, partially offset by an increase in wildfire estimated losses of $743 million. The amount in 2023 represents payments of $1.0 billion for 2017/2018 Wildfire/Mudslide Events and $190 million for Other Wildfire Events, partially offset by an increase in wildfire estimated losses of $814 million.
4Includes nuclear decommissioning trusts. See “Nuclear Decommissioning Activities” below for further information. The amount in 2024 also includes cash received from customers to fund certain construction projects and cash received for a state incentive program to pass on to customers. The amount in 2023 also includes outflow from the increases in wildfire insurance receivables.
Net cash provided by operating activities was impacted by the following:
Net income and non-cash items increased in 2024 by $231 million primarily due to higher revenue authorized in Track 4 and an increase in the authorized rate of return resulting from the cost of capital adjustment mechanism, partially offset by higher interest expense.
The net outflows in cash resulting from working capital were $221 million and $762 million in 2024 and 2023, respectively. Net cash outflows for both 2024 and 2023 were primarily due to increases in unbilled revenue and power procurement related receivables. The higher outflow in 2023 was also due to payments of power purchase contracts that had high gas prices from December 2022, as well as an increase in customer receivables due to various customer protection programs in place.

Net cash provided by regulatory assets and liabilities, including changes in net over or undercollections recorded in balancing accounts, was $1,219 million and $576 million in 2024 and 2023, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection through rates and incurring expenditures. Cash inflows in 2024 and 2023 were both due to recovery of prior year undercollections. The higher inflow in 2024 compared to 2023 was driven by higher prior year undercollections implemented into rates in 2024, higher sales volume due to hotter weather in 2024, and higher overcollection from funds collected for customer-funded wildfire self-insurance in 2024.
Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for 2024, 2023, and 2022. Issuances of debt is discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Years ended December 31,
(in millions)	2024	2023	2022
Issuances of long-term debt, net of discount and insurance costs	$4,214	$3,588	$5,032
Long-term debt repaid	(2,201)	(2,098)	(385)
Short-term debt borrowed	—	706	—
Short-term debt repaid	(386)	(1,051)	(1,543)
Commercial paper financing, net	94	963	(406)
Preference stock issued, net of issuance cost	345	542	—
Preference stock redeemed	(628)	—	—
Capital contributions from Edison International Parent	500	—	1,400
Payment of common stock dividends to Edison International Parent	(1,440)	(1,400)	(1,300)
Payment of preference stock dividends	(168)	(117)	(110)
Other	(16)	49	36
Net cash provided by financing activities	$314	$1,182	$2,724
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Cash used in capital expenditures were $5.7 billion, $5.4 billion, and $5.8 billion for 2024, 2023, and 2022, respectively, primarily related to transmission, distribution and generation investments. SCE had a net redemption of nuclear decommissioning trust investments of $121 million, $180 million, and $123 million in 2024, 2023, and 2022, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Years ended December 31,
(in millions)	2024	2023	2022
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$40	$42	$78
SCE's decommissioning costs	(222)	(229)	(189)
	(182)	(187)	(111)
Net cash provided by investing activities:
Proceeds from sale of investments	5,019	4,597	4,177
Purchases of investments	(4,898)	(4,417)	(4,054)
	121	180	123
Net cash (outflow) inflow	$(61)	$(7)	$12

Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments.
Funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. The net cash impact reflects timing of decommissioning payments ($222 million, $229 million, and 189 million in 2024, 2023, and 2022, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($214 million, $222 million, and $201 million in 2024, 2023, and 2022, respectively). The net cash outflow in 2024 also primarily includes $19 million of tax benefits received and a $30 million disallowance under the 2021 NDCTP (For further details, see "—Decommissioning of San Onofre), both contributed by SCE to the decommissioning trust.
Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Years ended December 31,
(in millions)	2024	2023	2022
Net cash used in operating activities	$(369)	$(280)	$(103)
Net cash provided by financing activities	360	265	157
Net cash used in investing activities	(6)	(2)	(17)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15)	$(17)	$37
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $89 million in 2024 compared to 2023, primarily due to cash outflows of $318 million in 2024 and $280 million in 2023 for interest and operating costs. Additionally, there was $51 million cash outflow in 2024 related to a California state income tax payment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Years ended December 31,
(in millions)	2024	2023	2022
Dividends paid to Edison International common shareholders	$(1,198)	$(1,112)	$(1,050)
Dividends paid to Edison International preferred shareholders	(88)	(108)	(99)
Dividends received from SCE	1,440	1,400	1,300
Capital contributions to SCE	(500)	—	(1,400)
Receipt from stock option exercises	206	71	71
Repurchase of common stock	(200)	—	—
Long-term debt issuance, net of discount and issuance costs	1,042	1,533	939
Long-term debt repayments	(500)	(400)	(700)
Issuance of short-term debt	—	370	1,000
Repayments of short-term debt	(15)	(1,356)	—
Preferred stock repurchased	(28)	(289)	—
Commercial paper financing, net	214	139	89
Other	(13)	17	7
Net cash provided by financing activities	$360	$265	$157

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
Off-Balance Sheet Arrangements
SCE has variable interests in power purchase contracts with variable interest entities. See "Notes to Consolidated Financial Statements—Note 3. Variable Interest Entities."
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
Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International's and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2025 through a CPUC cost of capital proceeding, see "Management Overview—Cost of Capital" and "Business—SCE—Overview of Ratemaking

Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International:
December 31, 2024	$35,583	$33,160	$31,845	$34,596
December 31, 2023	33,013	31,315	30,060	32,684
SCE:
December 31, 2024	30,515	27,994	26,827	29,267
December 31, 2023	28,494	26,712	25,593	27,930
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
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net asset of $212 million and $91 million at December 31, 2024 and 2023, respectively.
The following table summarizes the increase or decrease to the fair values of the net asset of derivative instruments included in the consolidated balance sheets, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

	December 31,
(in millions)	2024	2023
Increase in electricity prices by 10%	$34	$26
Decrease in electricity prices by 10%	(34)	(26)
Increase in gas prices by 10%	1	5
Decrease in gas prices by 10%	(1)	(5)
Investment Price Risk
Edison International and SCE are subject to investment price risk due to securities held as investments in the nuclear decommissioning trust and various pension and other post-retirement benefit plan trusts.
Nuclear Decommissioning Trust
As of December 31, 2024, SCE's nuclear decommissioning trust investments include equity investments of $1.6 billion and fixed income investments of $2.6 billion. These investments are exposed to price fluctuations in equity markets and changes in interest rates. SCE's investment policies and CPUC requirements place limitations on the types and investment grade ratings of the securities that may be held by the nuclear decommissioning trust. These policies restrict the trust from holding alternative investments and limit the trust funds' exposures to investments in highly illiquid markets. Due to regulatory mechanisms, investment earnings and realized and unrealized gains and losses increase or decrease the trust assets and the related regulatory asset or liability, and do not materially affect earnings. For further discussion on the nuclear decommissioning trust investments, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 10. Investments."
PBOP and Pension Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. These investments are exposed to price fluctuations in equity markets and changes in interest rates. The investment of plan assets is overseen by a fiduciary investment committee. Risk is managed through diversification among multiple asset classes, managers, styles, and securities. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for additional information regarding investment strategy of plan assets.
Contributions related to SCE employees made to SCE pension plan are anticipated to be recovered through CPUC-approved regulatory mechanisms.
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of set-off. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2024, SCE's power and gas trading counterparty credit risk exposure was $110 million, 99.8% of which was associated with entities with an investment grade rating of A or higher. SCE assigns a credit rating to counterparties based on the lowest of a counterparty's S&P's, Moody's, and Fitch's rating.
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
Effect if Different Assumptions Used. Actual amounts realized upon settlement of contingencies may be different than amounts recorded and disclosed and could have a significant impact on the liabilities, revenue and expenses recorded on the consolidated financial statements. For a discussion of contingencies, guarantees, and indemnities, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies."

Application to Wildfires
As discussed in "Management Overview," wildfires in SCE's service area have caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers.
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
Accounting principles for rate-regulated enterprises also require recognition of an impairment loss if it becomes probable that the regulated utility will abandon a plant investment or the cost of a recently completed plant will be disallowed for ratemaking purposes, and a reasonable estimate of the amount of the disallowance can be made.
Key Assumptions and Approach Used. SCE's management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to SCE or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. Using these factors, management has determined that existing regulatory assets are probable of future recovery or settlement, and regulatory liabilities are properly identified. This determination reflects the current regulatory climate and is subject to change in the future. SCE also considers whether any plant investments are probable of abandonment or disallowance.
Effect if Different Assumptions Used. Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets and/or plant investments would have to be written off against current period earnings, and additional regulatory liabilities would have to be recognized. At December 31, 2024, the consolidated balance sheets included regulatory assets of $11.6 billion and regulatory liabilities of $11.5 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.
Application to Southern California Wildfires
Application to pre-AB 1054 fires
Regulatory recovery of SCE's losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets in the period it concludes that such costs are probable of future recovery in electric rates.

SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent, in which a California investor-owned utility sought recovery for uninsured wildfire claims related costs and the CPUC made a prudency determination, is SDG&E's requests for cost recovery related to 2007 wildfire activity. The FERC allowed recovery of all FERC-jurisdictional wildfire claims related costs, while the CPUC rejected recovery of all CPUC-jurisdictional wildfire claims related costs based on a determination that SDG&E did not meet the CPUC's prudency standard.
In January 2025, the CPUC approved the TKM Settlement Agreement and closed the proceeding. However, the CPUC did not make a determination regarding SCE's prudency when it approved the TKM Settlement Agreement. Therefore, notwithstanding CPUC approval of the TKM Settlement Agreement, SCE believes that the CPUC's interpretation and application of the prudency standard to SDG&E continues to create substantial uncertainty regarding how that standard will be applied to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Consequently, SCE is unable to estimate the uninsured CPUC-jurisdictional claims related costs related to the Woolsey Fire or Creek Fire, both pre-AB 1054 events, that are probable of future recovery, and will not record a regulatory asset for recoveries related to the Woolsey Fire or Creek Fire in connection with the approval of the TKM Settlement Agreement. SCE will continue to evaluate the facts and circumstances of the pre-AB 1054 cost recovery proceeding to determine if and when a regulatory asset for pre-AB 1054 events may be recorded.
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional wildfire and mudslide related costs and has recorded total expected recoveries within the FERC balancing account.
Application to post-AB-1054 Other Wildfire Events
Management judgment is required to assess the probability of recovery of SCE's losses realized, in excess of available insurance, in connection with wildfires ignited after the adoption of AB 1054 in July 2019.
The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. On July 12, 2019, AB 1054 clarified that the CPUC must allow recovery of costs and expenses arising from a covered wildfire if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates "serious doubt" as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to dispel that doubt and prove its conduct was prudent. The serious doubt standard in AB 1054 is modeled after the FERC cost recovery standard. SCE evaluates the probability of recovery of costs related to the Other Wildfire Events that ignited after the adoption of AB 1054 in the context of the prudency standard laid out by AB 1054 above, including how the FERC applies the serious doubt standard. SCE’s evaluation also relies on its status as a holder of a valid safety certification, facts and other evidence known to date related to the ignition, and any regulatory decisions illustrating the interpretation and/or application of the prudency framework under AB 1054, which as of December 31, 2024, has not been applied by the CPUC to an actual cost recovery application filed by any California investor-owned utility. SCE also considers which costs are eligible for recovery based on precedent from other CPUC cost recovery proceedings. Management's assessment of the probability of recovery may change, related to changes in any of these factors in the future.
See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" for further discussion of regulatory assets recorded for wildfire as of December 31, 2024.
Income Taxes
Nature of Estimates Required. As part of the process of preparing its consolidated financial statements, Edison International and SCE are required to estimate income taxes for each jurisdiction in which they operate. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Edison International's and SCE's consolidated balance sheets, including net operating loss and tax credit carryforwards. Certain estimates and assumptions are required to determine whether deferred tax assets can and will be utilized in future periods. Based on currently enacted tax laws, Edison International expects to generate sufficient taxable income to fully utilize all loss and credit carryovers set to expire beyond 2024.
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
Accounting for tax obligations requires management judgment. Edison International's and SCE's management use judgment in determining whether the evidence indicates it is more likely than not, based solely on the technical merits, that a tax position will be sustained, and to determine the amount of tax benefits to be recognized. Judgment is also used in determining the likelihood a tax position will be settled and possible settlement outcomes. In assessing uncertain tax positions Edison International and SCE consider, among others, the following factors: the facts and circumstances of the position, regulations, rulings, case law, opinions or views of legal counsel and other advisers, and the experience gained from similar tax positions. Edison International and SCE evaluate uncertain tax positions at the end of each reporting period and make adjustments when warranted based on changes in fact or law.
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
Actual income taxes may differ from the estimated amounts which could have a significant impact on the liabilities, revenue, and expenses recorded in the financial statements. Edison International and SCE continue to be under audit or subject to audit for multiple years in various jurisdictions. Significant judgment is required to determine the tax treatment of particular tax positions that involve interpretations of complex tax laws. Such liabilities are based on judgment and a final determination could take many years from the time the liability is recorded. Furthermore, settlement of tax positions included in open tax years may be resolved by compromises of tax positions based on current factors and business considerations that may result in material adjustments to income taxes previously estimated. For a discussion of current and deferred taxes, net operating losses and tax credit carryforwards, accounting for uncertainty in income taxes, unrecognized tax benefits, and tax disputes, see "Notes to Consolidated Financial Statements—Note 8. Income Taxes."
Nuclear Decommissioning – Asset Retirement Obligation
Key Assumptions and Approach Used. San Onofre Units 1, 2, and 3 decommissioning cost estimates are updated in each NDCTP and when there are material changes to the timing or amount of estimated future cash flows. Palo Verde decommissioning cost estimates are updated by the operating agent, Arizona Public Services, every three years and when there are material changes to the timing or amount of estimated future cash flows. SCE estimates that it will spend approximately $7.6 billion, undiscounted through 2098, to decommission its nuclear facilities.
The current ARO estimates for San Onofre and Palo Verde are based on:
•Decommissioning Costs. The estimated costs for labor, material, equipment and other, and low-level radioactive waste costs are included in each of the NRC decommissioning stages: license termination, site restoration and spent fuel storage. The liability to decommission SCE's nuclear power facilities is based on a 2024 decommissioning study, filed as part of the 2024 NDCTP, for San Onofre Unit 1, 2, and 3 and a 2023 decommissioning study for Palo Verde.
•Escalation Rates. Annual escalation rates are used to convert the decommissioning cost estimates in base year dollars to decommissioning cost estimates in future-year dollars. Escalation rates are primarily used for labor, material, equipment, and low-level radioactive waste burial costs. SCE's current estimates are based upon SCE's decommissioning cost methodology used for ratemaking purposes. Average escalation rates range from 2.1% to 7.5% (depending on the cost element) annually.
•Timing. Initial decommissioning activities at San Onofre Unit 1 started in 1999 and at Units 2 and 3 in 2013. Cost estimates for San Onofre Units are currently based on completion of decommissioning activities by 2056. Cost estimates for Palo Verde are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The Palo Verde 1, 2, and 3 operating licenses currently expire in 2045, 2046, and 2047, respectively.
•Spent Fuel Dry Storage Costs. Cost estimates, including the impact of escalations, are based on an assumption that the U.S. Department of Energy will begin to take spent fuel from the nuclear industry in 2034 and will remove the last spent fuel from the San Onofre and Palo Verde sites by 2054 and 2097, respectively.
•Changes in Decommissioning Technology, Regulation and Economics. The current cost studies assume the use of current technologies under current regulations and at current cost levels.

See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" for further discussion of the plans for decommissioning of San Onofre.
Effect if Different Assumptions Used. The ARO for decommissioning SCE's nuclear facilities was $2.1 billion as of December 31, 2024, based on the most recent decommissioning studies performed and the subsequent cost estimate updates. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability.
The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO at December 31, 2024
Uniform increase in escalation rate of 1 percentage point	$579
The increase in the ARO liability driven by an increase in the escalation rate would result in a decrease in the regulatory liability for recoveries in excess of ARO liabilities. As of December 31, 2024, the regulatory liability for recoveries in excess of ARO liabilities was $1.7 billion.
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
Key Assumptions of Approach Used. Pension and other postretirement benefit obligations and the related effects on results of operations are calculated using actuarial models. Two critical assumptions, discount rate and expected return on assets, are important elements of plan expense, and the discount rate is important to liability measurement. Other assumptions, which require management judgment, include the rate of compensation increases, and rates of retirement, turnover and termination. Additionally, health care cost trend rates are critical assumptions for postretirement health care plans. These critical assumptions are evaluated periodically and updated to reflect actual experience, as appropriate.
As of December 31, 2024, Edison International's and SCE's pension plans had a $3.6 billion and $3.3 billion projected benefit obligation, respectively, and total 2024 expense for these plans was $27 million and $24 million, respectively. As of December 31, 2024, the accumulated benefit obligation for Edison International's and SCE's PBOP plans were $741 million and $737 million, respectively, and there were no expenses for Edison International's and SCE's PBOP plans for 2024. The majority of annual contributions made to SCE's pension and PBOP plan are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.
Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2024, this cumulative difference amounted to $132 million, meaning that the ratemaking method has recognized less in expense than the accounting method since implementation of authoritative guidance for employers' accounting for pensions in 1987, which was offset by a regulatory liability for the current funding level of SCE's pension plan.
Edison International and SCE used the following critical assumptions to determine expense for pension and PBOP for 2024:

(in millions)	Pension Plans	PBOP Plans
Discount rate[1]	5.04%	5.06%
Expected long-term return on plan assets[2]	6.75%	4.88%
Assumed health care cost trend rates[3]	*	6.50%
*Not applicable to pension plans.
1The discount rate enables Edison International and SCE to state expected future cash flows at a present value on the measurement date. Edison International and SCE select its discount rate by performing a yield curve analysis. This analysis determines the equivalent discount rate on projected cash flows by matching the timing and amount of expected future benefit payments to the corresponding yields from the Willis Towers Watson RATE: Link 10th – 90th percentile yield curve model on the measurement date.
2To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the 5% rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 5.6%, 5.2% and 6.6% for the one-year, five-year and ten-year periods ended December 31, 2024, respectively. Actual time-weighted, annualized returns on the PBOP plan assets were 3.5%, 1.8% and 4.3% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.
3The health care cost trend rate gradually declines to 5.00% for 2029 and beyond.
As of December 31, 2024, Edison International and SCE had unrecognized net pension gains of $138 million and $120 million, respectively, and unrecognized PBOP gains of $1.5 billion. The unrecognized pension and PBOP gains primarily consisted of the cumulative impact of the increased discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred gains, $133 million of SCE's pension gains and $1.5 billion of SCE's PBOP gains are recorded as regulatory liabilities, respectively, and are expected to be amortized to expense over the expected future service of the employees (subject to regulatory adjustment) or refunded to ratepayers at the termination or completion of the plan.
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
The following table summarizes the increase or decrease to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(123)	$143	$(100)	$116
Change to accumulated benefit obligation for PBOP	(69)	83	(69)	82
A one percentage point increase in the expected rate of return on pension plan assets would decrease Edison International's and SCE's current year expense by $35 million and $33 million, respectively, and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $23 million.
Contributions to the Wildfire Insurance Fund
Nature of Estimates Required. At December 31, 2024, Edison International and SCE have a $1.9 billion long-term asset and a $138 million current asset reflected as "Wildfire Insurance Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2024, a long-term liability of $363 million has been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contributions. Contributions were discounted to the present value using US treasury interest rates at the date SCE committed to participate in the Wildfire Insurance Fund.

Management concluded it would be most appropriate to account for the contributions to the Wildfire Insurance Fund similar to prepaid insurance, ratably allocating the expense to periods based on an estimated period of coverage.
Key Assumptions and Approach Used. The Wildfire Insurance Fund does not have a defined life. Instead, the Wildfire Insurance Fund will terminate when the administrator determines that the fund has been exhausted. Management reassesses the period of coverage of the fund at least annually in the first quarter each year and adjustments are applied on a prospective basis. The determination of the correct period in which to record an expense in relation to contributions to the Wildfire Insurance Fund depends, among other factors, on management's assessment of: the future occurrence and magnitude of wildfires; the involvement of SCE, or other electrical corporations which could access the Wildfire Insurance Fund, in the ignition of those fires; the probable future outcomes of CPUC cost recovery proceedings for wildfire claims, which may require reimbursement of the fund by electrical corporations; and the use of the contributions by the administrator of the Wildfire Insurance Fund. Further information regarding these factors may become available due to the actions of the fund administrator, or other entities, which could require management to reassess the period of coverage.
Edison International and SCE assess the Wildfire Insurance Fund contribution asset for impairment each reporting period. An impairment will be recorded if the Wildfire Insurance Fund contribution asset exceeds SCE's ability to benefit from the remaining coverage provided by the Wildfire Insurance Fund.
In January 2024, Edison International and SCE used Monte Carlo simulations for the annual assessment to estimate the period of coverage of the fund. This assessment was based on ten years (2014 – 2023) of historical data from wildfires caused by electrical utility equipment to estimate expected loss, resulting in an estimated fund life of 20 years from the date SCE committed to participate in the Wildfire Insurance Fund. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, PG&E, and SDG&E against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. These inputs are most affected by the historical data used in estimating expected losses. Using a 17-year period (2007 – 2023) of historical data would further increase the period of coverage. There were fires in the service area of SCE, PG&E and SDG&E since the inception of the Wildfire Insurance Fund, including fires for which the cause is unknown, which may in the future be determined to be covered by the Wildfire Insurance Fund and have not been reflected or estimated at this time. As of the date of this filing, SCE is continuing to perform its annual assessment for 2025 to reassess its estimate of the life of the Wildfire Insurance Fund.
Effect if Different Assumptions Used. Changes in the estimated life of the insurance fund, including impairment of the fund, could have a material impact on the expense recognition.
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
Prior to paying dividends to Edison International, SCE has financial and regulatory obligations that must be satisfied, including, among others, debt service and preference stock dividends. Further, Edison International and SCE cannot pay dividends if California law requirements for the declaration of dividends are not met. For information on CPUC and California law requirements related to the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." SCE may also owe tax-allocation payments to Edison International under applicable tax-allocation agreements.
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
The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, SCE has incurred, and expects to further incur, wildfire mitigation expenses before it is clear whether such costs will be recoverable from customers. Also, the CPUC may deny recovery of costs incurred by SCE, including uninsured wildfire-related costs, if the CPUC determines that SCE was not prudent. For further information on recovery of uninsured wildfire-related costs see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs" and "Management Overview—Southern California Wildfires and Mudslides" in the MD&A. In addition, while SCE supports California's environmental goals, it may be prevented from fully executing on its strategy to support such goals by regulatory delay or lack of approval of cost-recovery for the costs of such strategic actions and electrification programs from the relevant regulatory agencies, including as a result of customer affordability concerns. For example, the CPUC issued a decision denying SCE’s Building Electrification Program Application, citing, among other things, a desire to avoid increasing rates.
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
SCE's capital investment plan, increasing procurement of renewable power and energy storage, inflation, commodity price volatility, increasing self-generation, load departures to CCAs or Electric Service Providers, and increasing environmental regulations, among other things, collectively place continuing upward pressure on customer rates. As customer rates increase, the CPUC may face greater pressure to approve lesser amounts in SCE’s ratemaking or cost recovery proceedings. To relieve some of this upward rate pressure, the CPUC may authorize lower revenues, or increase the period over which SCE is allowed to recover amounts, or disallow the recovery of SCE’s cost which could impact SCE’s ability to recover its operating costs timely or at all. If SCE is unable to obtain a sufficient rate increase or modify its rate design to recover its costs and an adequate return on capital in rates in a timely manner, its financial condition and results of operations could be materially affected.
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
The Wildfire Insurance Fund and other provisions of AB 1054 may not be sufficient or effectively mitigate the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, which could have a detrimental effect on SCE's business and financial condition. The effectiveness of AB 1054 to mitigate the wildfire-related risk faced by SCE is conditioned in part on the performance of OEIS and various entities formed under AB 1054 and related legislation to, among other things, administer the Wildfire Insurance Fund, approve WMPs, issue safety certifications, oversee and enforce compliance with wildfire safety standards, and develop metrics to reduce risk and measure compliance with risk reduction.
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
SCE's energy procurement activities are subject to regulatory and market risks, including availability, that could materially affect its financial condition and liquidity.
SCE obtains energy, capacity, environmental credits and ancillary services needed to serve its customers from its own generating plants and through contracts with energy producers and sellers. California law and CPUC decisions allow SCE to recover, through the rates it is allowed to charge its customers, reasonable procurement costs incurred in compliance with an approved procurement plan. Nonetheless, SCE's cash flows remain subject to volatility primarily resulting from changes in commodity prices, including as a result of gas supply constraints. Additionally, significant and prolonged gas use restrictions may adversely impact the reliability of the electric grid if critical generation resources are limited in their operations. For further information, see "Business—SCE—Purchased Power and Fuel Supply." SCE is also subject to the risks of unfavorable or untimely CPUC decisions about the compliance with SCE's energy procurement plan and the reasonableness of certain procurement-related costs.
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
Severe wildfires and urban development in and near high fire risk areas in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of utility practices and/or the failure of electric and other utility equipment. Catastrophic wildfires can occur in SCE's service area even if SCE effectively implements its WMPs. California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. An inability to recover uninsured wildfire-related costs could materially affect SCE's business, financial condition and results of operations. For example, if SCE is unable to, or believes that it may be unable to, recover damages related to catastrophic wildfires through insurance, the Wildfire Insurance Fund (which is only available for fires ignited after July 12, 2019) or electric rates, or access the bank and capital markets on reasonable terms, SCE may not have sufficient cash or equity to pay dividends or may be restricted from declaring such dividends because it does not meet CPUC or California law requirements related to the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." Also see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."

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
SCE may not be able to recover uninsured losses (including amounts paid for self-insured retention and co-insurance) in electric rates. Additionally, SCE’s contractors may experience coverage reductions and/or increased wildfire insurance costs in future years. For losses associated with claims occurring before the authorization of SCE’s CPUC-authorized customer-funded self-insurance program, no assurance can be given that losses will not exceed the limits of SCE's or its contractors' insurance coverage. Losses which are not fully insured or cannot be recovered from contractors, through the Wildfire Insurance Fund or electric rates, including any such losses that exceed funds available through the Wildfire Insurance Fund and are ultimately not authorized to be recovered through rates, could materially affect Edison International's and SCE's financial condition and results of operations. For more information on wildfire insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
SCE may not effectively implement its wildfire mitigation plans.
SCE will face a higher likelihood of catastrophic wildfires in its service area if it cannot effectively implement its WMPs. For example, SCE may not be able to effectively implement its WMPs if it experiences unanticipated difficulties relative to permitting delays, sourcing, engaging, and retaining effectively trained contract workers or procuring materials it needs to fulfill its mitigation obligations under the WMPs. In addition, if SCE does not have an approved WMP, SCE will not be issued a safety certification from the CPUC and will consequently not benefit from the presumption of prudency or the AB 1054 Liability Cap.
The CPUC may assess penalties on SCE if it finds that SCE has failed to substantially comply with its WMP. In addition, SCE may be subject to mandated changes to, or restrictions on, its operational wildfire mitigation practices or be subject to regulatory fines and penalties or claims for damages and reputational harm if SCE does not execute its wildfire mitigation practices in compliance with applicable rules and regulations. SCE's wildfire mitigation practices include PSPS and using fast-curve settings. In addition, SCE has been and may be further subject to regulatory fines and penalties or claims for damages and reputational harm if it is determined that SCE has placed excessive or unreasonable reliance on PSPS or has failed to maintain compliance with notification and post event reporting requirements related to PSPS. For information regarding SCE’s PSPS activities and related fines, see "Business—Southern California Wildfires—Public Safety Power Shutoff."
SCE establishes the criteria under which it implements PSPS in its service area. To the extent SCE's criteria for implementing PSPS are not sufficient to mitigate the risk of wildfires during high wind events, SCE does not fully implement PSPS when criteria are met due to other overriding conditions or SCE's regulators or others mandate changes to, or restrictions on, its criteria or other operational PSPS practices, SCE will face a higher likelihood of catastrophic wildfires in its service area during high wind events. Similarly, if SCE is prohibited by the CPUC from implementing its desired fast-curve settings, SCE will face a higher likelihood of catastrophic wildfires in its service area.
For more information on AB 1054, see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs—2019 Wildfire Legislation."
SCE will not benefit from all of the features of AB 1054 if the Wildfire Insurance Fund is exhausted.
Catastrophic wildfires could rapidly exhaust the Wildfire Insurance Fund and SCE will not be reimbursed by the Wildfire Insurance Fund or benefit from the AB 1054 Liability Cap if the fund has been exhausted as a result of damage claims previously incurred by SCE or the other participating utilities. AB 1054 does not have a mechanism for adding to or replenishing the Wildfire Insurance Fund.
For more information on AB 1054, see "Business—Southern California Wildfires and Mudslides—Recovery of Wildfire-Related Costs—2019 Wildfire Legislation."
Climate change exacerbated weather-related incidents and other natural disasters have and could continue to materially affect SCE's financial condition and results of operations.
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
Climate change has caused, and exacerbated, extreme weather events and wildfires in southern California, and wildfires could cause, among other things, public safety issues, property damage and operational issues. In addition, the risk of flooding and debris flows occurring as a result of rain may be heightened. For example, the Eaton Fire that ignited in Los Angeles County in January 2025 resulted in loss of life, property damage and loss of service and subsequent extreme weather events such as increased rain or flooding could further impact the affected areas. For more information on liabilities related to wildfire events, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Extreme heat events have and can continue to lead to prolonged widespread outages due to, among other things, state-wide capacity supply shortages or equipment failure. Extreme weather events can also lead to use of PSPS. Weather-related events, such as debris flows, flooding and melting of a significantly higher than normal snowpack, and earthquakes can cause over-topping or failure at an SCE dam resulting in a rapid release of water that could cause public safety issues, property damage and operational issues.
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
For additional information related to climate related risks, see "Business—Environmental Considerations—Environmental Risks."
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
SCE's infrastructure is aging and could pose a risk to system reliability if not sufficiently maintained and expanded to meet load growth and electrification needs. In addition, as described above, natural disasters such as wildfires in SCE's service area can cause significant public safety issues, property damage and operational issues. SCE is engaged in a significant and ongoing infrastructure investment program. This investment program, which includes transmission projects and constructing utility owned storage to mitigate possible state-wide capacity shortages in 2025 and later years, has inherent operational risks and elevates the need for effective execution in SCE's activities. For example, utility owned storage facilities utilize lithium-ion battery technology that in certain circumstances can and have caused a thermal event that can ignite nearby materials, including other lithium-ion cells particularly when deployed in indoor facilities. SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage these risks as well as the risks inherent in constructing, operating, and maintaining its facilities, the operation of which can be hazardous and important for system reliability. SCE's inherent operating risks include such matters as the risks of human performance, availability of skilled workforce and workforce capabilities, contractor management, data and records accuracy, public opposition to infrastructure projects, delays, environmental remediation and mitigation costs, difficulty in estimating costs or in recovering costs that are above original estimates, system limitations and degradation, maintaining physical security of workforce and assets, maintaining cybersecurity of data and assets, and delays and interruptions in necessary supplies, including key components necessary for the timely construction of utility owned storage. For example, SCE's financial condition may be materially affected as a result of safety incidents, delays, permitting violations and violations of regulatory requirements, among other things, caused by SCE's failure to appropriately manage its contractor workforce or from contractual violations by SCE's contractors and the inability for SCE to recover through contractual indemnities or insurance held by the contractor. SCE's financial condition may also be materially affected as a result of data or records inaccuracies, for example, inaccurate records could lead to missing or delayed compliance with SCE's policies and regulatory requirements, and could contribute to safety incidents.
SCE's financial condition and results of operations could also be materially affected if SCE is unable to attract, train and retain a qualified workforce, and provide safe working conditions for its workforce, including its operations and management personnel. Constrained labor market in California and nationally and SCE's relations with its unionized workforce also impact SCE's ability to maintain its workforce. For example, the increased electrification efforts in California and nationally have led to greater competition for certain skilled workers.
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
The costs of decommissioning San Onofre are subject to reasonableness reviews by the CPUC. These costs may not be recoverable through regulatory processes or otherwise unless SCE can establish that the costs were reasonably incurred. In addition, SCE faces inherent execution risks including such matters as the risks of human performance, workforce capabilities, public opposition, permitting delays, and governmental approvals. Decommissioning costs ultimately incurred could exceed the current estimates and cost increases resulting from contractual disputes, delays in performance by DCG, elevated levels of inflation, or permitting delays, among other things, could cause SCE to materially overrun current decommissioning cost estimates and could materially impact the sufficiency of trust funds. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" in the MD&A.
Even though San Onofre is being decommissioned, the presence of spent nuclear fuel still poses a potential risk of a nuclear incident. Federal law limits public liability claims from a nuclear incident to the amount of available financial protection, which is currently approximately $16.3 billion for Palo Verde and $560 million for San Onofre. SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available of $500 million per site. In the case of San Onofre, the balance is covered by a U.S. Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. There is no assurance that the CPUC would allow SCE to recover the required contribution made pursuant to this loss sharing program in the case of one or more nuclear incidents with claims that exceeded $500 million at a nuclear reactor which is participating in the program. If this public liability limit of $16.3 billion is insufficient, federal law contemplates that additional funds may be appropriated by Congress. There can be no assurance of SCE's ability to recover uninsured costs in the event the additional federal appropriations are insufficient. For more information on nuclear insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Nuclear Insurance."
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
Financing Risks
As a capital-intensive company, SCE relies on access to the bank and capital markets. If SCE were unable to access these markets or the cost of financing were to substantially increase, its liquidity and operations could be materially affected.
SCE regularly accesses the bank and capital markets to finance its activities and is expected to do so by its regulators as part of its obligation to serve its customers. SCE needs substantial capital for its ongoing infrastructure investment program and for financing wildfire related losses. SCE's ability to obtain financing, as well as its ability to refinance debt and make scheduled payments of principal and interest, are dependent on numerous factors, including SCE's levels of indebtedness, maintenance of acceptable credit ratings, financial performance, liquidity and cash flow, increases in interest rates and credit spreads due to inflationary pressures, and other market conditions. In addition, the actions of other California investor-owned utilities and legal, regulatory and legislative decisions impacting investor-owned utilities can affect market conditions and therefore, SCE's ability to obtain financing. SCE's inability to obtain additional capital from time to time could have a material effect on SCE's liquidity and operations.
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
Customer-owned generation and load departures to CCAs or Electric Service Providers each reduce the amount of electricity that customers purchase from utilities and have the effect of increasing utility rates unless customer rates are designed to allocate the costs of the distribution grid across all customers that benefit from its use. For example, some customers in California who generate their own power are not currently required to pay all transmission and distribution charges and non-bypassable charges, subject to limitations, which results in increased costs for other customers. If there are not updates in regulations to further support the need for customers pay their share of transmission and distribution costs and non-bypassable charges, for example through a higher fixed charge, and the demand for electricity reduces so significantly that SCE is no longer effectively able to recover such costs from its customers, SCE's business, financial condition and results of operations will be materially impacted.
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
For more information. See "Business—SCE—Competition."

RISKS RELATING TO EDISON INTERNATIONAL AND SOUTHERN CALIFORNIA EDISON COMPANY
Cybersecurity and Physical Security Risks
Successful attacks on SCE information and operational technology systems and infrastructure could have a material impact on SCE's operations or financial condition
Edison International and SCE systems, assets and personnel are targets for physical and cyber attacks. Regulators such as NERC and U.S. Government agencies, including the Departments of Defense, Homeland Security, and Energy, have increasingly stressed that threat sources continue to seek to identify and exploit vulnerabilities in the U.S. national electric grid and other critical energy infrastructures, and that such attacks and disruptions, both physical and cyber, are highly sophisticated and dynamic. Several U.S. Government agencies have highlighted the increasing risks related to physical and cybersecurity attacks, including ransomware attacks, related to the electric sector, including its supply chain, and that the risks may escalate during periods of heightened geopolitical tensions.
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
SCE's security program cannot prevent all attacks or incidents
SCE's systems have experienced, and will continue to face, cyber and physical security events involving malicious code, unauthorized access attempts, vandalism and other illicit activities. No security program can completely shield its systems, infrastructure, and data from attacks, intrusions, or other catastrophic events that could result in their failure or reduced functionality. There is no guarantee that SCE's security program, including prevention, detection, mitigation, and remediation of risks, will prevent all future cyber and physical security incidents that could materially impact its operations or financial condition.
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
The products and services provided by SCE's vendors may contain vulnerabilities or otherwise not adhere to SCE's enterprise cybersecurity standards (e.g., lack of encryption). Additionally, SCE's operational technology vendors have increasingly been targeted by threat actors. A compromise of equipment and/or exfiltration of SCE data, whether by physical or by electronic means, could result in loss or changes to confidential or sensitive information and interruption of business processes. For example, compromises to widely-used products and services may affect the supply chains of many industries, including companies in SCE’s supply chain. While SCE vendors have experienced cybersecurity incidents, such incidents have not, to SCE's knowledge, resulted in a material impact to SCE to date.
Global and Regional Risks
Edison International's and SCE's financial condition and results of operations could be materially impacted by catastrophic, macroeconomic and geopolitical events that cause significant disruption to workforces, supply chains, economies, or societies on a regional, statewide, national or global basis.
Edison International and SCE could be materially and adversely impacted by catastrophic, macroeconomic and geopolitical events, such as the effects of increased inflationary pressures and interest rates, potential economic downturns or recessions, geopolitical pressures, and pandemics and regional health emergencies. For example, the global spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, created significant uncertainty, volatility and disruption globally that resulted in, among other things, disruption to supply chains, economies, and workforce and impacted the operations of Edison International and SCE. Additionally, the geopolitical developments involving the Russia-Ukraine conflict, China and the Middle East, could cause delays and disruptions in the supply chain and the availability and timely delivery of services, materials and components used in SCE’s operations. Political changes following the United States presidential election could lead to changes in economic conditions or economic uncertainties in the United States and globally, including impacts to infrastructure investments, tariffs, taxes, and energy, environmental and social policies.
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
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Edison International
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Edison International and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of condensed financial information of parent as of December 31, 2024 and 2023 and for each of the three years in the period ended December 31, 2024 appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Wildfire-Related Claims - 2017/2018 Wildfire/Mudslide Events
As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service area caused loss of life, substantial damage to both residential and business properties, and service outages for the Company's customers. Numerous claims related to wildfire events have been initiated against the Company. The Company has incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events. As disclosed by management, management records loss contingencies when it determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. As of December 31, 2024, the Company had paid $9.5 billion under executed settlements, had $86 million to be paid under executed settlements, including $57 million to be paid under the Safety and Enforcement Division agreement, and had $340 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, the Company had assets for expected recoveries through Federal Energy Regulatory Commission (FERC) electric rates of $64 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews the Company’s loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. For the year ended December 31, 2024 management recorded charges for wildfire claims of $490 million and expected revenue from FERC customers of $27 million. The resulting pre-tax charge to earnings was $463 million ($333 million after-tax).
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

Accounting for the Effects of Rate Regulation
As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission (CPUC) and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of the Company’s operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the accounting principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2024, $11.6 billion was recorded in regulatory assets and $11.5 billion was recorded in regulatory liabilities.
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
February 27, 2025
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Southern California Edison Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern California Edison Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.
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
Wildfire-Related Claims - 2017/2018 Wildfire/Mudslide Events
As described in Note 12 to the consolidated financial statements, the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire (collectively, the "2017/2018 Wildfire/Mudslide Events") within the Company's service area caused loss of life, substantial damage to both residential and business properties, and service outages for the Company's customers. Numerous claims related to wildfire events have been initiated against the Company. The Company has incurred material losses in connection with the 2017/2018 Wildfire/Mudslide Events. As disclosed by management, management records loss contingencies when it determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. As of December 31, 2024, the Company had paid $9.5 billion under executed settlements, had $86 million to be paid under executed settlements, including $57 million to be paid under the Safety and Enforcement Division agreement, and had $340 million of estimated losses for remaining alleged and potential claims reflected on its consolidated balance sheets related to the 2017/2018 Wildfire/Mudslide Events. As of the same date, the Company had assets for expected recoveries through Federal Energy Regulatory Commission (FERC) electric rates of $64 million on its consolidated balance sheets and had exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Each reporting period, management reviews the Company’s loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. For the year ended December 31, 2024 management recorded charges for wildfire claims of $490 million and expected revenue from FERC customers of $27 million. The resulting pre-tax charge to earnings was $463 million ($333 million after-tax).
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
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission (CPUC) and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of the Company’s operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the accounting principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2024, $11.6 billion was recorded in regulatory assets and $11.5 billion was recorded in regulatory liabilities.
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

/s/PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2025
We have served as the Company’s auditor since 2002.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2024	2023	2022
Operating revenue	$17,599	$16,338	$17,220
Purchased power and fuel	5,209	5,486	6,375
Operation and maintenance	5,172	4,138	4,724
Wildfire-related claims, net of insurance recoveries	652	667	1,313
Wildfire Insurance Fund expense	146	213	214
Depreciation and amortization	2,866	2,635	2,561
Property and other taxes	624	571	501
Impairment, net of other operating income	—	1	49
Total operating expenses	14,669	13,711	15,737
Operating income	2,930	2,627	1,483
Interest expense	(1,869)	(1,612)	(1,169)
Other income, net	502	500	348
Income before income taxes	1,563	1,515	662
Income tax expense (benefit)	17	108	(162)
Net income	1,546	1,407	824
Less: Preference stock dividend requirements of SCE	175	123	107
Preferred stock dividend requirements of Edison International	87	87	105
Net income available to Edison International common shareholders	1,284	1,197	612
Basic earnings per share:
Weighted average shares of common stock outstanding	386	383	381
Basic earnings per common share available to Edison International common shareholders	$3.33	$3.12	$1.61
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	388	385	383
Diluted earnings per common share available to Edison International common shareholders	$3.31	$3.11	$1.60
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2024	2023	2022
Net income	$1,546	$1,407	$824
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions	9	(1)	43
Foreign currency translation adjustments	—	3	—
Other comprehensive income, net of tax	9	2	43
Comprehensive income	1,555	1,409	867
Less: Comprehensive income attributable to noncontrolling interests	175	123	107
Comprehensive income attributable to Edison International	$1,380	$1,286	$760
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2024	2023
ASSETS
Cash and cash equivalents	$193	$345
Receivables, less allowances of $352 and $360 for uncollectible accounts at respective dates	2,169	2,016
Accrued unbilled revenue	848	742
Inventory	538	527
Prepaid expenses	103	112
Regulatory assets	2,748	2,524
Wildfire Insurance Fund contributions	138	204
Other current assets	418	341
Total current assets	7,155	6,811
Nuclear decommissioning trusts	4,286	4,173
Other investments	57	54
Total investments	4,343	4,227
Utility property, plant and equipment, less accumulated depreciation and amortization of $14,207 and $12,910 at respective dates	59,047	55,877
Nonutility property, plant and equipment, less accumulated depreciation of $124 and $114 at respective dates	207	207
Total property, plant and equipment	59,254	56,084
Receivables, less allowances of $43 and $4 for uncollectible accounts at respective dates	62	4
Regulatory assets (include $1,512 and $1,558 related to a Variable Interest Entity "VIE" at respective dates)	8,886	8,897
Wildfire Insurance Fund contributions	1,878	1,951
Operating lease right-of-use assets	1,180	1,221
Long-term insurance receivables	418	501
Other long-term assets	2,403	2,062
Total other assets	14,827	14,636
Total assets	$85,579	$81,758
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2024	2023
LIABILITIES AND EQUITY
Short-term debt	$998	$1,077
Current portion of long-term debt	2,049	2,697
Accounts payable	2,000	1,983
Wildfire-related claims	60	30
Accrued interest	422	390
Regulatory liabilities	1,347	763
Current portion of operating lease liabilities	124	120
Other current liabilities	1,439	1,538
Total current liabilities	8,439	8,598
Long-term debt (include $1,468 and $1,515 related to a VIE at respective dates)	33,534	30,316
Deferred income taxes and credits	7,180	6,672
Pensions and benefits	384	415
Asset retirement obligations	2,580	2,666
Regulatory liabilities	10,159	9,420
Operating lease liabilities	1,056	1,101
Wildfire-related claims	941	1,368
Other deferred credits and other long-term liabilities	3,566	3,258
Total deferred credits and other liabilities	25,866	24,900
Total liabilities	67,839	63,814
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,159,317 shares of Series A and 503,454 and 532,454 shares of Series B issued and outstanding at respective dates)	1,645	1,673
Common stock, no par value (800,000,000 shares authorized; 384,784,719 and 383,924,912 shares issued and outstanding at respective dates)	6,353	6,338
Accumulated other comprehensive loss	—	(9)
Retained earnings	7,567	7,499
Total Edison International's shareholders' equity	15,565	15,501
Noncontrolling interests – preference stock of SCE	2,175	2,443
Total equity	17,740	17,944
Total liabilities and equity	$85,579	$81,758
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$1,546	$1,407	$824
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,939	2,721	2,633
Allowance for equity during construction	(187)	(157)	(137)
Impairment, net of other operating income	—	1	49
Deferred income taxes	9	108	(177)
Wildfire Insurance Fund amortization expense	146	213	214
Other	81	57	80
Nuclear decommissioning trusts	(174)	(180)	(123)
Contributions to Wildfire Insurance Fund	(95)	(95)	(95)
Changes in operating assets and liabilities:
Receivables	(278)	(349)	(252)
Inventory	(14)	(63)	(58)
Accounts payable	53	(408)	367
Tax receivables and payables	(43)	9	18
Other current assets and liabilities	(42)	185	207
Derivative assets and liabilities, net	28	(174)	115
Regulatory assets and liabilities, net	1,219	576	(51)
Wildfire-related insurance receivable	83	(36)	(390)
Wildfire-related claims	(397)	(410)	(56)
Other noncurrent assets and liabilities	140	(4)	48
Net cash provided by operating activities	5,014	3,401	3,216
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $44, $54, and $62 for the respective years	5,256	5,121	5,971
Long-term debt repaid	(2,701)	(2,498)	(1,085)
Short-term debt issued	—	1,076	1,000
Short-term debt repaid	(401)	(2,407)	(1,543)
Common stock repurchased	(200)	—	—
Preferred and preference stock issued, net of issuance cost	345	542	—
Preferred and preference stock repurchased and redeemed	(656)	(289)	—
Commercial paper borrowing (repayments), net	308	1,102	(317)
Dividends and distribution to noncontrolling interests	(168)	(117)	(110)
Common stock dividends paid	(1,198)	(1,112)	(1,050)
Preferred stock dividends paid	(88)	(108)	(99)
Other	177	137	114
Net cash provided by financing activities	674	1,447	2,881
Cash flows from investing activities:
Capital expenditures	(5,707)	(5,448)	(5,778)
Proceeds from sale of nuclear decommissioning trust investments	5,019	4,597	4,177
Purchases of nuclear decommissioning trust investments	(4,898)	(4,417)	(4,054)
Other	50	35	81
Net cash used in investing activities	(5,536)	(5,233)	(5,574)
Net increase (decrease) in cash, cash equivalents and restricted cash	152	(385)	523
Cash, cash equivalents and restricted cash at beginning of year	532	917	394
Cash, cash equivalents and restricted cash at end of year	$684	$532	$917
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Edison International

	Equity Attributable to Edison International Shareholders					Noncontrolling Interests
(in millions, except per share amounts)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preference Stock	Total Equity
Balance at December 31, 2021	$1,977	$6,071	$(54)	$7,894	$15,888	$1,901	$17,789
Net income	—	—	—	717	717	107	824
Other comprehensive income	—	—	43	—	43	—	43
Common stock issued	—	87	—	—	87	—	87
Common stock dividends declared ($2.8375 per share)	—	—	—	(1,083)	(1,083)	—	(1,083)
Preferred stock dividend accrued ($53.75 per share for Series A and $42.08333 per share for Series B)	—	—	—	(74)	(74)	—	(74)
Dividends to noncontrolling interests ($65.1098 - $143.75 per share for preference stock)	—	—	—	—	—	(107)	(107)
Noncash stock-based compensation	—	42	—	—	42	—	42
Other	1	—	—	—	1	—	1
Balance at December 31, 2022	1,978	6,200	(11)	7,454	15,621	1,901	17,522
Net income	—	—	—	1,284	1,284	123	1,407
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued	—	92	—	—	92	—	92
Common stock dividends declared ($2.9925 per share)	—	—	—	(1,147)	(1,147)	—	(1,147)
Preferred stock dividend declared ($53.75 per share for Series A and $50.00 per share for Series B)	—	—	—	(108)	(108)	—	(108)
Dividends to noncontrolling interests ($96.823 - $143.75 per share for preference stock)	—	—	—	—	—	(123)	(123)
Noncash stock-based compensation	—	46	—	—	46	—	46
Preference stock issued, net of issuance cost	—	—	—	—	—	542	542
Preferred stock repurchased	(305)	—	—	16	(289)	—	(289)
Balance at December 31, 2023	1,673	6,338	(9)	7,499	15,501	2,443	17,944
Net income	—	—	—	1,371	1,371	175	1,546
Other comprehensive income	—	—	9	—	9	—	9
Common stock issued	—	158	—	—	158	—	158
Common stock repurchased	—	(200)	—	—	(200)	—	(200)
Common stock dividends declared ($3.1675 per share)	—	—	—	(1,221)	(1,221)	—	(1,221)
Preferred stock dividend declared ($53.75 per share for Series A and $50.00 per share for Series B)	—	—	—	(88)	(88)	—	(88)
Dividends to noncontrolling interests ($24.418 - $199.479 per share for preference stock)	—	—	—	6	6	(160)	(154)
Noncash stock-based compensation	—	57	—	—	57	—	57
Preference stock issued, net of issuance cost	—	—	—	—	—	345	345
Preference stock redeemed	—	—	—	—	—	(628)	(628)
Preferred stock repurchased	(28)	—	—	—	(28)	—	(28)
Balance at December 31, 2024	$1,645	$6,353	$—	$7,567	$15,565	$2,175	$17,740
The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2024	2023	2022
Operating revenue	$17,547	$16,275	$17,172
Purchased power and fuel	5,209	5,486	6,375
Operation and maintenance	5,064	4,071	4,659
Wildfire-related claims, net of insurance recoveries	647	665	1,305
Wildfire Insurance Fund expense	146	213	214
Depreciation and amortization	2,865	2,633	2,559
Property and other taxes	620	566	497
Impairment, net of other operating income	—	1	50
Total operating expenses	14,551	13,635	15,659
Operating income	2,996	2,640	1,513
Interest expense	(1,575)	(1,356)	(1,005)
Other income, net	493	497	337
Income before income taxes	1,914	1,781	845
Income tax expense (benefit)	120	184	(109)
Net income	1,794	1,597	954
Less: Preference stock dividend requirements	175	123	107
Net income available for common stock	$1,619	$1,474	$847
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2024	2023	2022
Net income	$1,794	$1,597	$954
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions	3	(4)	24
Other comprehensive income (loss), net of tax	3	(4)	24
Comprehensive income	$1,797	$1,593	$978
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2024	2023
ASSETS
Cash and cash equivalents	$78	$214
Receivables, less allowances of $347 and $360 for uncollectible accounts at respective dates	2,160	1,981
Accrued unbilled revenue	845	741
Inventory	538	527
Prepaid expenses	102	111
Regulatory assets	2,748	2,524
Wildfire Insurance Fund contributions	138	204
Other current assets	415	331
Total current assets	7,024	6,633
Nuclear decommissioning trusts	4,286	4,173
Other investments	38	38
Total investments	4,324	4,211
Utility property, plant and equipment, less accumulated depreciation and amortization of $14,207 and $12,910 at respective dates	59,047	55,877
Nonutility property, plant and equipment, less accumulated depreciation of $108 and $100 at respective dates	199	201
Total property, plant and equipment	59,246	56,078
Receivables, less allowances of $43 and $4 for uncollectible accounts at respective dates	62	4
Regulatory assets (include $1,512 and $1,558 related to a VIE at respective dates)	8,886	8,897
Wildfire Insurance Fund contributions	1,878	1,951
Operating lease right-of-use assets	1,174	1,214
Long-term insurance receivables	131	157
Long-term insurance receivables due from affiliate	303	355
Other long-term assets	2,317	1,983
Total other assets	14,751	14,561
Total assets	$85,345	$81,483

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2024	2023
LIABILITIES AND EQUITY
Short-term debt	$553	$831
Current portion of long-term debt	1,249	2,197
Accounts payable	2,078	1,966
Wildfire-related claims	60	30
Accrued interest	385	355
Regulatory liabilities	1,347	763
Current portion of operating lease liabilities	123	118
Other current liabilities	1,495	1,535
Total current liabilities	7,290	7,795
Long-term debt (include $1,468 and $1,515 related to a VIE at respective dates)	29,266	26,297
Deferred income taxes and credits	8,697	8,126
Pensions and benefits	92	105
Asset retirement obligations	2,580	2,666
Regulatory liabilities	10,159	9,420
Operating lease liabilities	1,051	1,096
Wildfire-related claims	941	1,368
Other deferred credits and other long-term liabilities	3,518	3,206
Total deferred credits and other liabilities	27,038	25,987
Total liabilities	63,594	60,079
Commitments and contingencies (Note 12)
Preference stock	2,220	2,495
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,950	8,446
Accumulated other comprehensive loss	(9)	(12)
Retained earnings	8,422	8,307
Total equity	21,751	21,404
Total liabilities and equity	$85,345	$81,483

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2024	2023	2022
Cash flows from operating activities:
Net income	$1,794	$1,597	$954
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,929	2,710	2,626
Allowance for equity during construction	(187)	(157)	(137)
Impairment, net of other operating income	—	1	50
Deferred income taxes	69	179	(111)
Wildfire Insurance Fund amortization expense	146	213	214
Other	56	33	59
Nuclear decommissioning trusts	(174)	(180)	(123)
Contributions to Wildfire Insurance Fund	(95)	(95)	(95)
Changes in operating assets and liabilities:
Receivables	(298)	(336)	(245)
Inventory	(14)	(63)	(58)
Accounts payable	148	(413)	366
Tax receivables and payables	(44)	4	(1)
Other current assets and liabilities	(41)	220	150
Derivative assets and liabilities, net	28	(174)	115
Regulatory assets and liabilities, net	1,219	576	(51)
Wildfire-related insurance receivable	78	(39)	(398)
Wildfire-related claims	(397)	(410)	(56)
Other noncurrent assets and liabilities	166	15	60
Net cash provided by operating activities	5,383	3,681	3,319
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $36, $37 and $51 for the respective years	4,214	3,588	5,032
Long-term debt repaid	(2,201)	(2,098)	(385)
Short-term debt borrowed	—	706	—
Short-term debt repaid	(386)	(1,051)	(1,543)
Capital contributions from Edison International Parent	500	—	1,400
Preference stock issued, net of issuance cost	345	542	—
Preference stock redeemed	(628)	—	—
Commercial paper borrowing (repayments), net	94	963	(406)
Common stock dividends paid	(1,440)	(1,400)	(1,300)
Preference stock dividends paid	(168)	(117)	(110)
Other	(16)	49	36
Net cash provided by financing activities	314	1,182	2,724
Cash flows from investing activities:
Capital expenditures	(5,703)	(5,446)	(5,776)
Proceeds from sale of nuclear decommissioning trust investments	5,019	4,597	4,177
Purchases of nuclear decommissioning trust investments	(4,898)	(4,417)	(4,054)
Other	52	35	96
Net cash used in investing activities	(5,530)	(5,231)	(5,557)
Net increase (decrease) in cash and cash equivalents	167	(368)	486
Cash, cash equivalents and restricted cash at beginning of year	398	766	280
Cash, cash equivalents and restricted cash at end of year	$565	$398	$766
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

(in millions, except per share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2021	$1,945	$2,168	$7,033	$(32)	$8,721	$19,835
Net income	—	—	—	—	954	954
Other comprehensive income	—	—	—	24	—	24
Capital contribution from Edison International Parent	—	—	1,400	—	—	1,400
Dividends declared on common stock ($3.0468 per share)	—	—	—	—	(1,325)	(1,325)
Dividends declared on preference stock ($65.1098 - $143.75 per share)	—	—	—	—	(107)	(107)
Stock-based compensation	—	—	(14)	—	—	(14)
Noncash stock-based compensation	—	—	22	—	—	22
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789
Net income	—	—	—	—	1,597	1,597
Other comprehensive income	—	—	—	(4)	—	(4)
Dividends declared on common stock ($3.2422 per share)	—	—	—	—	(1,410)	(1,410)
Dividends declared on preference stock ($96.823 - $143.75 per share)	—	—	—	—	(123)	(123)
Stock-based compensation	—	—	(13)	—	—	(13)
Noncash stock-based compensation	—	—	26	—	—	26
Preference stock issued	550	—	(8)	—	—	542
Balance at December 31, 2023	$2,495	$2,168	$8,446	$(12)	$8,307	$21,404
Net income	—	—	—	—	1,794	1,794
Other comprehensive income	—	—	—	3	—	3
Capital contribution from Edison International Parent	—	—	500	—	—	500
Dividends declared on common stock ($3.4722 per share)	—	—	—	—	(1,510)	(1,510)
Dividends declared on preference stock ($24.418 - $199.479 per share)	—	—	—	—	(154)	(154)
Stock-based compensation	—	—	(35)	—	—	(35)
Noncash stock-based compensation	—	—	32	—	—	32
Preference stock issued	350	—	(5)	—	—	345
Preference stock redeemed	(625)	—	12	—	(15)	(628)
Balance at December 31, 2024	$2,220	$2,168	$8,950	$(9)	$8,422	$21,751

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Organization and Basis of Presentation
Edison International is the ultimate parent holding company of SCE and Edison Energy, LLC, doing business as Trio. SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity to an approximately 50,000 square mile area across Southern, Central, and Coastal California. Trio is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial, and institutional customers. Trio's business activities are currently not material to report as a separate business segment, and SCE is the single reportable segment. See "Segment Information" below for further discussion.
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
Edison International's and SCE's accounting policies conform to GAAP, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the CPUC and the FERC. SCE applies authoritative guidance for rate-regulated enterprises to the portion of its operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the accounting principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. In addition, SCE recognizes revenue and regulatory assets from alternative revenue programs, which enables the utility to adjust future rates in response to past activities or completed events, if certain criteria are met. SCE assesses at the end of each reporting period whether regulatory assets are probable of future recovery. See Note 11 for the composition of regulatory assets and liabilities.
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
Segment Information
The President and Chief Executive Officer ("CEO") of Edison International, as the chief operating decision maker ("CODM"), assesses Edison International’s performance and allocates resources based on its net income. This measure is reported as "Net income attributable to Edison International common shareholders" on Edison International's consolidated statements of income. The President and CEO of SCE, as its CODM, evaluates SCE's performance and allocates resources based on "Net income available for common stock" reported on SCE's consolidated statements of income. These net income measures are used by the Edison International and SCE CODMs to compare earnings from period to period and facilitate their respective assessment of performance of Edison International and SCE. The CODMs also use core earnings (loss) for financial planning and for additional analyses of performance. Core earnings (loss) is a non-GAAP financial measure which is defined as earnings attributable to shareholders less non-core items. Non-core items include income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings. Edison International's and SCE's significant segment expenses agree to those disclosed in the consolidated statements of income. The measures of Edison International's and SCE's segment assets are reported on Edison International's and SCE's consolidated balance sheets, respectively, as total assets.

Cash, Cash Equivalents and Restricted Cash
Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less. The cash equivalents were as follows:

	Edison International		SCE

	December 31,
(in millions)	2024	2023	2024	2023
Money market funds	$101	$199	$—	$78
Cash is temporarily invested until required for check clearing. Checks issued, but not yet paid by the financial institution, are reclassified from cash to accounts payable at the end of each reporting period.
The following table sets forth the cash, cash equivalents and restricted cash included in the consolidated statements of cash flows:

	December 31,
(in millions)	2024	2023
Edison International:
Cash and cash equivalents	$193	$345
Short-term restricted cash[1]	40	35
Long-term restricted cash[2]	451	152
Total cash, cash equivalents and restricted cash	$684	$532
SCE:
Cash and cash equivalents	$78	$214
Short-term restricted cash[1]	36	33
Long-term restricted cash[2]	451	151
Total cash, cash equivalents and restricted cash	$565	$398
1Includes SCE Recovery Funding LLC's restricted cash for payments of senior secured recovery bonds and is reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
2The SCE amount represents cash collected for customer-funded wildfire self-insurance and is reflected in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets. See Note 12 for further information.
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. The increase in the provision of uncollectible accounts and write-offs for the year ended December 31, 2024, is driven primarily by consumer protection programs.

The following table sets forth the changes in allowance for uncollectible accounts for SCE:

(in millions)	Customers	All others	Total
Balance at December 31, 2021	$293	$16	$309
Current period provision for uncollectible accounts[1]	111	11	122
Write-offs, net of recoveries	(70)	(7)	(77)
Balance at December 31, 2022	$334	$20	$354
Current period provision for uncollectible accounts[1]	109	6	115
Write-offs, net of recoveries	(96)	(9)	(105)
Balance at December 31, 2023²	$347	$17	$364
Current period provision for uncollectible accounts[1]	278	12	290
Write-offs, net of recoveries	(253)	(11)	(264)
Balance at December 31, 2024²	$372	$18	$390
1This includes $222 million, $78 million, and $40 million of incremental costs for the years ended December 31, 2024, 2023, and 2022, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2Approximately $43 million and $4 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's consolidated balance sheets as of December 31, 2024 and 2023 respectively.
Inventory
SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at weighted average cost or net realizable value when appropriate.
Emission Allowances and Energy Credits
SCE is allocated GHG allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted average cost or market. SCE will evaluate GHG allowances for impairment upon a triggering event that would indicate SCE might not recover the full cost of an allowance. SCE had GHG allowances held for use of $66 million and $128 million at December 31, 2024 and 2023, respectively. GHG emission obligations were $22 million and $117 million at December 31, 2024 and 2023, respectively, and are classified as "Other current liabilities" on the consolidated balance sheets.
SCE is allocated low carbon fuel standard ("LCFS") credits which it sells to market participants. Proceeds from the sales, net of selling fees and program administration expenses, are recorded in a balancing account to be refunded to eligible customers. SCE's net proceeds from the sale of these LCFS credits were $243 million and $248 million at December 31, 2024 and 2023, respectively. LCFS credits are classified as "Regulatory liabilities" on the consolidated balance sheets.
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
Estimated useful lives authorized by the CPUC in the 2021 GRC and weighted average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted Average Useful Lives
Generation plant	10 years to 54 years	39 years
Distribution plant	20 years to 67 years	50 years
Transmission plant	30 years to 65 years	53 years
General plant and other	5 years to 60 years	19 years

Depreciation of utility property, plant and equipment is computed on a straight-line, remaining-life basis. SCE's depreciation expense was $2.8 billion, $2.5 billion and $2.5 billion for 2024, 2023 and 2022, respectively. Depreciation expense stated as a percentage of average original cost of depreciable utility plant was, on a composite basis, 4.3%, 4.1% and 4.2% for 2024, 2023 and 2022, respectively. The original costs of retired property are charged to accumulated depreciation. See Note 2 for further information.
Nuclear fuel for Palo Verde is recorded as utility plant (nuclear fuel in the fabrication and installation phase is recorded as construction in progress) in accordance with CPUC ratemaking procedures. Palo Verde nuclear fuel is amortized using the units of production method.
Allowance for funds used during construction ("AFUDC") represents the estimated cost of debt and equity funds that finance utility-plant construction and is capitalized during certain plant construction. AFUDC is recovered in rates through depreciation expense over the useful life of the related asset. Equity AFUDC represents a method to compensate SCE for the estimated cost of equity used to finance utility plant additions and is recorded as part of construction in progress.
The following table summarizes SCE's AFUDC related to debt and equity:

	Years ended December 31,
(in millions)	2024	2023	2022
Debt AFUDC[1]	$82	$74	$53
Equity AFUDC[2]	187	157	137
1Reflected as a reduction of "Interest expense" on the consolidated statements of income.
2Reflected in "Other income" on the consolidated statements of income.
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
Accounting principles for rate-regulated enterprises also require recognition of an impairment loss if it becomes probable that the regulated utility will abandon a plant investment, or if it becomes probable that the cost of a recently completed plant will be disallowed, either directly or indirectly, for ratemaking purposes, and a reasonable estimate of the disallowance amount can be made.
Upon approval of the TKM Settlement Agreement, SCE will record an impairment charge of approximately $10 million in the first quarter of 2025. For further information on the TKM Settlement Agreement, see "Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 (the "Wildfire Insurance Fund" and "AB 1054")
Edison International and SCE accounted for the contributions to the Wildfire Insurance Fund similarly to prepaid insurance. No period of coverage was provided in AB 1054, therefore expense is being allocated to periods ratably based on an estimated period of coverage. At December 31, 2024 and 2023, Edison International and SCE had a $1.9 billion and a $2.0 billion long-term asset, respectively, as well as a $138 million and $204 million current asset, respectively, reflected as "Wildfire Insurance Fund contributions" in their consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Insurance Fund, reduced by amortization. At December 31, 2024 and 2023, long-term liabilities of $363 million and $450 million, respectively, have been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contributions. Contributions were discounted to the present value using US treasury interest rates at the date SCE committed to participate in the Wildfire Insurance Fund.
Edison International and SCE reassesses the period of coverage of the fund at least annually in the first quarter each year, and adjustments are applied on a prospective basis. At December 31, 2024, 2023 and 2022, the asset was amortized based on an estimated period of coverage of 20 years, 15 years, and 15 years, respectively. All expenses related to the contributions are being reflected in "Wildfire Insurance Fund Expense" in the consolidated statements of income. Changes in the estimated period of coverage provided by the Wildfire Insurance Fund could lead to material changes in future expense recognition. In estimating the period of coverage, Edison International and SCE used Monte Carlo simulations based on historical data from wildfires caused by electrical utility equipment to estimate expected losses, using ten years (2014 – 2023) of available historical data in 2024, nine years (2014 – 2022) of available historical data in 2023, and eight years (2014 – 2021) of available historical data in 2022. The details of the operation of the Wildfire Insurance Fund and estimates related to claims by SCE, PG&E, and SDG&E against the fund have been applied to the expected loss simulations to estimate the period of coverage of the fund. The most sensitive inputs to the estimated period of coverage are the expected frequency of wildfire events caused by investor-owned utility electrical equipment and the estimated costs associated with those forecasted events. These inputs are most affected by the historical data used in estimating expected losses. There were fires in the service area of SCE, PG&E and SDG&E since the inception of the Wildfire Insurance Fund, including fires for which the cause is unknown, which may in the future be determined to be covered by the Wildfire Insurance Fund and have not been reflected or estimated in this analysis will be included in this analysis at that time.
As of the date of this filing, SCE is continuing to perform its annual assessment for 2025 to reassess its estimate of the life of the Wildfire Insurance Fund. Edison International and SCE assess the Wildfire Insurance Fund contribution assets for impairment each reporting period. An impairment will be recorded if the recorded asset exceeds SCE's ability to benefit from the remaining coverage provided by the Wildfire Insurance Fund.
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
The following table summarizes the changes in SCE's ARO liability:

	December 31,
(in millions)	2024	2023
Beginning balance	$2,666	$2,754
Accretion[1]	137	144
Revisions	(2)	(3)
Liabilities settled	(221)	(229)
Ending balance	$2,580	$2,666
1An ARO represents the present value of a future obligation. Accretion is an increase in the liability to account for the time value of money resulting from discounting.
AROs related to decommissioning of SCE's nuclear power facilities are based on site-specific studies conducted as part of each NDCTP conducted before the CPUC. ARO are revised when updated site-specific decommissioning cost estimates are available.
The ARO for decommissioning SCE's San Onofre and Palo Verde nuclear power facilities was $2.1 billion as of December 31, 2024. The liability to decommission SCE's nuclear power facilities is based on a 2024 decommissioning study, filed as part of the 2024 NDCTP, for San Onofre Unit 1, 2, and 3 and a 2023 decommissioning study for Palo Verde.
Decommissioning of San Onofre Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in the Independent Spent Fuel Storage Installation ("ISFSI") 1 was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work.
Decommissioning of San Onofre Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from San Onofre Units 2 and 3 to dry cask storage in the two ISFSIs was completed in August 2020. In August 2020, SCE commenced, and is currently conducting major decommissioning activities in accordance with the terms of the Coastal Developmental Permit for San Onofre Units 2 and 3.

Due to regulatory recovery of SCE's nuclear decommissioning expense, prudently incurred costs for nuclear decommissioning activities do not affect SCE's earnings. Through the ratemaking process, SCE has substantially collected in rates, as a component of depreciation expense, all amounts for the future decommissioning of its nuclear assets and has placed those amounts in independent trusts. Amounts collected in rates in excess of the ARO liability are classified as ARO regulatory liabilities. See Note 11 for further information. Amortization of the ARO asset (included within the unamortized nuclear investment) and accretion of the ARO liability are deferred as decreases to the ARO regulatory liability account, resulting in no impact on earnings.
Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $7.6 billion through 2098 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 2.1% to 7.5% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 3.6% to 5.7% dependent on asset class. If the estimated costs increase, the assumed return on trust assets is not earned, or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates, subject to a reasonableness review. See Note 10 for further information.
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
Deferred Financing Costs
Debt premium, discount, and issuance expenses incurred in connection with obtaining financing are deferred and amortized over the life of each debt issue. These deferred amounts are recorded as an offset to long-term debt. See Note 5 for further details. Under CPUC ratemaking procedures, SCE's debt reacquisition expenses are amortized over the remaining life of the reacquired debt, or if refinanced, the life of the new debt. The unamortized losses on reacquired debt are reflected as long-term "Regulatory assets" in the consolidated balance sheets. See Note 11 for further details.
Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE

	Years ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Amortization of deferred financing costs charged to interest expense	$41	$39	$37	$34	$32	$31
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
CPUC and FERC rates decouple authorized revenue from the volume of electricity sales and the price of energy procured so that SCE has the opportunity to receive revenue equal to amounts authorized by the relevant regulatory agencies. As a result, the volume of electricity sold does not have a direct impact on SCE's financial results. See Note 7 for further information on SCE's revenue.
Sales and Use Taxes
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. SCE's franchise fees billed to customers were $183 million, $168 million, and $172 million for the years ended December 31, 2024, 2023, and 2022, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
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
Power Purchase Agreements
SCE enters into power purchase agreements ("PPAs") in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity ("VIE"). If SCE is the primary beneficiary in the VIE, SCE is required to consolidate the VIE. None of SCE's PPAs resulted in consolidation at December 31, 2024 and 2023. See Note 3 for further discussion of PPAs that are considered variable interests.
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
Edison International Parent and Other's leases primarily relate to Trio, which are immaterial to Edison International.
Stock-Based Compensation
Stock options, performance shares, deferred stock units, and restricted stock units have been granted under Edison International's long-term incentive compensation programs. For equity awards that are settled in common stock, Edison International either issues new common stock, or uses a third party to purchase shares from the market and deliver such shares for the settlement of the awards. Stock options, performance shares, deferred stock units and restricted stock units are settled in common stock. For awards that are otherwise settled entirely in common stock, Edison International withholds or sells shares or substitutes cash awards to the extent necessary to satisfy applicable tax withholding obligations or government levies.
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
Employee Stock Purchase Plan
The Edison International Employee Stock Purchase Plan ("ESPP"), effective beginning July 2021, allows eligible employees to make purchases of Edison International's common stock. The maximum aggregate numbers of shares that may be issued under the ESPP is 3,000,000 shares. Eligible employees may authorize payroll deductions of between 1% and 10% of their eligible base compensation, to purchase shares of common stock at 97% of the market price on the last day of each six months offering period. An eligible employee may purchase up to $25,000 worth of Edison International's common stock per calendar year under the ESPP. The ESPP is considered noncompensatory and stock issuances under the ESPP are recorded directly in equity.
SCE Dividends
CPUC holding company rules require that SCE's dividend policy be established by the SCE Board of Directors on the same basis as if SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of both Edison International and SCE. In addition, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders.
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
In August 2023, the CPUC issued a decision on SCE's application to the CPUC for an extension of the waiver of compliance with its equity ratio requirement that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims, and associated expenses, related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. Under the decision, effective as of the beginning of the new cost of capital cycle on January 1, 2023, the CPUC also authorized SCE to exclude from its equity ratio calculations debt that exceeds the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events due to the timing difference between the wildfire claims payment and the realization of the cash tax benefits. The temporary exclusion will lapse on August 31, 2025, or when determinations regarding cost recovery for both TKM and the Woolsey Fire are made, whichever comes earlier. In January 2025, the CPUC approved the TKM Settlement Agreement, under which SCE is allowed to permanently exclude any after-tax charges to equity associated with the costs disallowed or funded by shareholders in the TKM Settlement Agreement and the debt issued to finance those costs. If the CPUC has not made a determination regarding cost recovery related to the Woolsey Fire by August 31, 2025, SCE will file another application for a waiver of compliance with its equity ratio requirement. While the temporary exclusion is in place, SCE is required to notify the CPUC if an adverse financial event reduces SCE's spot equity ratio by more than one percent from the level most recently filed with the CPUC in the proceeding. The last spot equity ratio SCE filed with the CPUC in the proceeding did not exclude the then $1.8 billion net charge and was 45.2% as of December 31, 2018 (at the time the common equity component of SCE's CPUC authorized capital structure was required to remain at or above 48% on a weighted average basis over the applicable 37-month period). SCE's spot equity ratio on December 31, 2018, would have been 48.7% had the $1.8 billion net charge at December 31, 2018 been excluded, therefore SCE will notify the CPUC if its spot ratio drops below 47.7% in any quarter.
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
As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, the SCE Board of Directors evaluates available information, including when applicable, information pertaining to wildfire events, to ensure that the California law requirements for the declarations are met. On February 27, 2025, SCE declared a dividend to Edison International of $430 million.
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
Edison International Dividend
Edison International's ability to declare and pay common dividends may be restricted under the terms of its outstanding preferred stock. For further information see Note 14.
In December 2024, Edison International declared a 6.1% increase to the annual dividend rate from $3.12 per share to $3.31 per share. On February 27, 2025, Edison International declared a dividend of $0.8275 per share to be paid on April 30, 2025. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings.
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
EPS attributable to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions, except per-share amounts)	2024	2023	2022
Basic earnings per share:
Net income available to common shareholders	$1,284	$1,197	$612
Weighted average common shares outstanding	386	383	381
Basic earnings per share	$3.33	$3.12	$1.61
Diluted earnings per share:
Net income available to common shareholders	$1,284	$1,197	$612
Income impact of assumed conversions	1	1	1
Net income available to common shareholders and assumed conversions	$1,285	$1,198	$613
Weighted average common shares outstanding	386	383	381
Incremental shares from assumed conversions	2	2	2
Adjusted weighted average shares – diluted	388	385	383
Diluted earnings per share	$3.31	$3.11	$1.60
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 1,533,982, 3,771,766, and 5,839,549 of common stock for the years ended December 31, 2024, 2023, and 2022, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
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
Investment tax credits are generally deferred and amortized to income tax expense over the lives of the related properties. The scope of projects eligible for investment tax credits was expanded in 2023 to include standalone energy storage projects. The Inflation Reduction Act provided an election that permits investment tax credits related to standalone energy storage projects to be returned to utility customers over a period that is shorter than the life of the related property.
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
Severance Costs
Severance costs are recorded when it is probable that employees will be entitled to benefits under an existing plan and the amount can be reasonably estimated. As a result of current and probable reductions in workforce, SCE recorded estimated severance costs of $53 million for the year ended December 31, 2024. Severance costs are included in "Operation and maintenance" on the consolidated statements of income. The severance costs are partially offset by $3 million expected FERC recovery, which is recorded in "Operating Revenue" on the consolidated statements of income.
New Accounting Guidance
Accounting Guidance Adopted
In November 2023, the FASB issued an accounting standards update to enhance the disclosures related to public entities' reportable segments. The new guidance requires an entity with only one reportable segment to include all the required segment disclosures. Edison International and SCE each have one reportable segment, and have adopted this guidance for the year ended December 31, 2024. See "Segment Information" above for further information.
Accounting Guidance Not Yet Adopted
In December 2023, the FASB issued an accounting standards update requiring public entities to provide more disclosures primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for annual periods after January 1, 2025 with early adoption permitted. The guidance is applied prospectively. Edison International and SCE are currently evaluating the impact of the new guidance.
In November 2024, the FASB issued an accounting standards update requiring public entities to provide disaggregated disclosure of income statement expenses. The guidance does not change the expense captions an entity presents on the face of the income statement, rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The guidance is effective for annual disclosure for the year ended December 31, 2027 and subsequent interim periods with early adoption permitted. The guidance is applied prospectively. Edison International and SCE are currently evaluating the impact of the new guidance.
Note 2. Property, Plant and Equipment
SCE's utility property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2024	2023
Distribution	$37,093	$34,573
Transmission	19,189	18,526
Generation	4,217	3,593
General plant and other	7,046	6,383
Accumulated depreciation	(14,207)	(12,910)
	53,338	50,165
Construction work in progress	5,585	5,590
Nuclear fuel, at amortized cost	124	122
Total utility property, plant and equipment	$59,047	$55,877
Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant and equipment. SCE amortizes capitalized software costs ratably over their useful lives, primarily 5 and 7 year lives, commencing upon operational use. Capitalized software costs, included in general plant and other above, was $2.5 billion and $2.1 billion at December 31, 2024 and 2023, respectively, and accumulated amortization was $1.1 billion and $0.9 billion, at December 31, 2024 and 2023, respectively. Amortization expense for capitalized software was $416 million, $358 million, and $344 million in 2024, 2023, and 2022, respectively. At December 31, 2024, amortization expense is estimated to be $428 million, $371 million, $288 million, $186 million, and $72 million for 2025 through 2029, respectively.

Jointly Owned Utility Projects
SCE owns undivided interests in transmission and generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income.
The following is SCE's investment in each asset as of December 31, 2024:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Total	Ownership Interest
Transmission systems:
Eldorado	$448	$40	$(71)	$—	$417	71%
Pacific Intertie	356	8	(121)	—	243	50%
Generating station:
Palo Verde (nuclear)	2,249	62	(1,694)	124	741	16%
Total	$3,053	$110	$(1,886)	$124	$1,401
In addition to the jointly owned assets in the table above, SCE has ownership interests in jointly owned power poles with other companies.
Note 3. Variable Interest Entities
A VIE is defined as a legal entity that meets any of the following conditions: (1) the total equity investment at risk is not sufficient to fund the entity's activities without additional subordinated financial support, (2) the equity holders as a group, lack any of the following characteristics: the power to direct activities that most significantly impact the entity's economic performance, substantive voting rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE. Commercial and operating activities are generally the factors that most significantly impact the economic performance of such VIEs.
Variable Interest in VIEs that are Consolidated
SCE Recovery Funding LLC is a bankruptcy remote, wholly owned special purpose subsidiary of SCE, formed for the purpose of issuing securitized bonds related to SCE's AB 1054 Excluded Capital Expenditures. This entity is a VIE because its equity investment is insufficient to support its operations. The most significant activity of SCE Recovery Funding LLC is to service the securitized bonds according to the decisions made by SCE. Therefore, SCE is determined to be the primary beneficiary and consolidates SCE Recovery Funding LLC.
SCE Recovery Funding LLC issued a total of $1.6 billion of securitized bonds. The proceeds were used to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service area ("Recovery Property"), associated with the AB 1054 Excluded Capital Expenditures, until the bonds are paid in full, and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. For further details, see Note 5.
The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	December 31,
(in millions)	2024	2023
Other current assets	$49	$53
Regulatory assets: non-current	1,512	1,558
Regulatory liabilities: current	30	34
Current portion of long-term debt[1]	49	47
Other current liabilities	6	6
Long-term debt[1]	1,468	1,515

1The bondholders have no recourse to SCE. The long-term debt balance is net of unamortized debt issuance costs.
Variable Interest in VIEs that are not Consolidated
Power Purchase Agreements
SCE has certain PPAs where the counterparty entities meet one or both of the VIE conditions discussed above and in which SCE has variable interests, including: agreements through which SCE provides natural gas to fuel the plants, fixed price contracts for renewable energy, and resource adequacy agreements that allow purchase of energy at fixed prices upon the seller's election. Since payments for capacity are the primary source of income, the most significant economic activity for these VIEs is typically the operation and maintenance of the power plants, which SCE does not perform. Therefore, SCE has concluded that it is not the primary beneficiary of any of these VIEs because it does not control the commercial and operating activities that most significantly impact the economic performance of these entities.
As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 5,200 MW and 3,343 MW at December 31, 2024 and 2023, respectively, and the amounts that SCE paid to these projects were $778 million and $528 million for the years ended December 31, 2024 and 2023, respectively. These amounts are recoverable in customer rates, subject to a reasonableness review.
Note 4. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2024 and 2023, nonperformance risk was not material for Edison International or SCE.
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
Level 3 – This level consists of CRRs, which are derivative contracts that trade infrequently with significant unobservable inputs (CAISO CRR auction prices). SCE employs a market valuation approach of utilizing historical CRR prices as a proxy for forward prices. Edison International Parent and Other does not have any Level 3 assets and liabilities.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$1	$212	$(1)	$212
Other	—	22	—	—	22
Nuclear decommissioning trusts:
Stocks[2]	1,631	—	—	—	1,631
Fixed Income[3]	975	1,618	—	—	2,593
Short-term investments, primarily cash equivalents	128	39	—	—	167
Subtotal of nuclear decommissioning trusts[4]	2,734	1,657	—	—	4,391
Total assets	2,734	1,680	212	(1)	4,625
Liabilities at fair value
Derivative contracts	—	47	—	(47)	—
Total liabilities	—	47	—	(47)	—
Net assets	$2,734	$1,633	$212	$46	$4,625

	December 31, 2023
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$3	$91	$(3)	$91
Money market funds and other	78	22	—	—	100
Nuclear decommissioning trusts:
Stocks[2]	1,658	—	—	—	1,658
Fixed Income[3]	923	1,421	—	—	2,344
Short-term investments, primarily cash equivalents	169	104	—	—	273
Subtotal of nuclear decommissioning trusts[4]	2,750	1,525	—	—	4,275
Total assets	2,828	1,550	91	(3)	4,466
Liabilities at fair value
Derivative contracts	—	77	—	(77)	—
Total liabilities	—	77	—	(77)	—
Net assets	$2,828	$1,473	$91	$74	$4,466
1Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2Approximately 75% of SCE's equity investments were in companies located in the United States at December 31, 2024 and 2023.
3Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities of $94 million and $106 million at December 31, 2024 and 2023, respectively.
4Excludes net payables of $105 million and $102 million at December 31, 2024 and 2023, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Years ended December 31,
(in millions)	2024	2023
Fair value of net assets at beginning of period	$91	$63
Sales	(1)	(1)
Settlements	14	(40)
Total realized/unrealized gains, net of losses[1]	108	69
Fair value of net assets at end of period	$212	$91
1Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
There were no material transfers into or out of Level 3 during 2024 and 2023.
The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 CRR assets and liabilities:

	Fair Value (in millions)		Significant Unobservable Input	Range (per MWh)	Weighted Average (per MWh)
	Assets	Liabilities
December 31, 2024	$212	$—	CAISO CRR auction prices	$(4.64) - $50,048.16	$27.20
December 31, 2023	91	—	CAISO CRR auction prices	(6.44) - 16,574.36	2.74
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
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $101 million and $121 million at December 31, 2024 and 2023, respectively. Assets measured at fair value and classified as Level 2 were immaterial at December 31, 2024 and 2023. There were no securities classified as Level 3 for Edison International Parent and Other at December 31, 2024 and 2023.

Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2024		December 31, 2023
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$35,583	$33,160	$33,013	$31,315
SCE	30,515	27,994	28,494	26,712
1Carrying value is net of debt issuance costs.
2The fair value of long-term debt is classified as Level 2.
Note 5. Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2024) of Edison International and SCE:

	December 31,
(in millions)	2024	2023
Edison International Parent and Other:
Debentures and notes:
2025 – 2054 (4.125% to 8.125%)	$5,100	$4,550
Current portion of long-term debt	(800)	(500)
Unamortized debt discount/premium and issuance costs, net	(32)	(31)
Total Edison International Parent and Other	4,268	4,019
SCE:
First and refunding mortgage bonds:
2025 – 2053 (1.20% to 6.05%)	27,400	24,700
Pollution-control bonds:
2028 – 2035 (1.45% to 4.50%)	752	752
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	306	306
Senior secured recovery bonds[1]:
2028 – 2047 (0.86% to 5.11%)	1,532	1,579
Other long-term debt[2]	706	1,322
Current portion of long-term debt	(1,249)	(2,197)
Unamortized debt discount/premium and issuance costs, net	(181)	(165)
Total SCE	29,266	26,297
Total Edison International	$33,534	$30,316
1The senior secured recovery bonds are payable only from and secured by the Recovery Property at SCE Recovery Funding LLC, and do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. For further details, see Note 3.
2Subsequent to December 31, 2024 and 2023, SCE issued first and refunding mortgage bonds which were used to partially pay down its commercial paper balance. As a result, SCE included the paydown amount of $706 million and $722 million in other long-term debt at December 31, 2024 and 2023, respectively. The 2023 amount also includes a $600 million term loan with an interest rate of adjusted term secured overnight financing rate ("SOFR") plus 0.90% that matured in 2024.
Edison International and SCE long-term debt maturities over the next five years are as follows:

(in millions)	Edison International	SCE
2025	$2,049	$1,249
2026	1,900	1,900
2027	2,501	1,901
2028	2,942	1,792
2029	3,363	2,313
Debt Financing Subsequent to December 31, 2024
In January 2025, SCE issued $850 million of 5.45% first and refunding mortgage bonds due in 2035 and $650 million of 5.90% first and refunding mortgage bonds due in 2055. The proceeds were used to repay commercial paper borrowings and for general corporate purposes.
Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio to be less than or equal to 0.65 to 1. At December 31, 2024, SCE's debt to total capitalization ratio was 0.58 to 1 and was in compliance with all other financial covenants that affect access to capital. Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2024, Edison International consolidated debt to total capitalization ratio was 0.65 to 1.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at December 31, 2024:

(in millions, except for rates)
Borrower	Termination Date	SOFR plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2028	128	$1,500	$445	$—	$1,055
SCE[2,3]	May 2028	108	3,350	1,260	6	2,084
Total Edison International			$4,850	$1,705	$6	$3,139
1At December 31, 2024 and 2023, Edison International Parent had $444 million and $246 million outstanding commercial paper, net of discount of $1 million and zero, at a weighted-average interest rate of 4.86% and 5.82%, respectively.
2At December 31, 2024 and 2023, SCE had $1,259 million and $1,554 million outstanding commercial paper, net of discount of $1 million and $4 million, at a weighted-average interest rate of 4.95% and 5.82%, respectively. This includes $706 million and $722 million, at December 31, 2024 and 2023, respectively, outstanding commercial paper reclassified from "Short-term debt" to "Long-term debt" on the consolidated balance sheets, due to subsequent debt refinancing.
3 The aggregate maximum principal amount under the Edison International Parent and SCE revolving credit facilities may be increased up to $2.0 billion and $4.0 billion, respectively, provided that additional lender commitments are obtained. In May 2024, Edison International Parent and SCE amended their credit facilities to extend the maturity date to May 2028, with additional one-year extension options.
Uncommitted Letters of Credit
SCE has agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $625 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At December 31, 2024, SCE had $118 million in standby letters of credit outstanding under these agreements, which expire between January and December 2025. The unused capacity under these agreements was $507 million.
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The fair value of these derivative contracts and any related collateral were immaterial as of December 31, 2024 and 2023.
SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.
The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	December 31, 2024
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$213	$47
Gross amounts offset in the consolidated balance sheets	(1)	(1)
Cash collateral posted	—	(46)
Net amounts presented in the consolidated balance sheets	$212	$—

	December 31, 2023
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$94	$77
Gross amounts offset in the consolidated balance sheets	(3)	(3)
Cash collateral posted	—	(74)
Net amounts presented in the consolidated balance sheets	$91	$—
1Included in "Other current assets" on SCE's consolidated balance sheets.
2Included in "Other current liabilities" on SCE's consolidated balance sheets.
At December 31, 2024, SCE posted $74 million of cash collateral, of which $46 million was offset against derivative liabilities and $28 million was reflected in "Other current assets" on the consolidated balance sheets.
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
The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2024	2023	2022
Realized	$(409)	$(14)	$178
Unrealized	149	(322)	310

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

		Economic Hedges
	Unit of Measure	December 31,
Commodity		2024	2023
Electricity options, swaps and forwards	Gigawatt hours	3,295	3,494
Natural gas options, swaps and forwards	Billion cubic feet	4	31
Congestion revenue rights	Gigawatt hours	8,141	35,011
Note 7. Revenue
The following table is a summary of SCE's revenue:

	Years ended December 31,
(in millions)	2024	2023	2022
Revenue from contracts with customers
Commercial	$8,000	$7,333	$7,028
Residential	7,060	6,421	6,707
Other	3,335	3,266	3,025
Total revenue from contracts with customer[1]	18,395	17,020	16,760
Alternative revenue program and other[2]	(848)	(745)	412
Total operating revenue	$17,547	$16,275	$17,172
1At December 31, 2024 and 2023, SCE's receivables related to contracts from customers were $2.9 billion and $2.5 billion, which included accrued unbilled revenue of $845 million and $741 million, respectively.
2Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.
Deferred Revenue
As of December 31, 2024, SCE has deferred revenue of $354 million related to the sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $341 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. The deferred revenue is amortized straight-line over a period of 30 years starting 2021.
Note 8. Income Taxes
Current and Deferred Taxes
The components of income tax expense (benefit) by location of taxing jurisdiction are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Current:
Federal	$1	$—	$2	$3	$—	$—
State	7	—	13	48	5	2
	8	—	15	51	5	2
Deferred:
Federal	59	101	(103)	118	149	(44)
State	(50)	7	(74)	(49)	30	(67)
	9	108	(177)	69	179	(111)
Total	$17	$108	$(162)	$120	$184	$(109)

The components of net accumulated deferred income tax liability are:

	Edison International		SCE

	December 31,
(in millions)	2024	2023	2024	2023
Deferred tax assets:
Property	$943	$894	$929	$877
Wildfire-related[1]	254	356	251	354
Nuclear decommissioning trust assets in excess of nuclear ARO liability	373	380	373	380
Loss and credit carryforwards[2]	3,703	3,486	2,242	2,103
Regulatory balances	610	626	610	626
Pension and postretirement benefits other than pensions, net	117	127	21	25
Leases	335	345	335	345
Other	177	159	167	147
Sub-total	6,512	6,373	4,928	4,857
Less: valuation allowance[3]	17	17	—	—
Total	6,495	6,356	4,928	4,857
Deferred tax liabilities:
Property	11,220	10,627	11,202	10,611
Regulatory balances	1,299	1,450	1,299	1,450
Nuclear decommissioning trust assets	373	380	373	380
Leases	335	345	335	345
Other	187	187	155	158
Total	13,414	12,989	13,364	12,944
Accumulated deferred income tax liability, net[4]	$6,919	$6,633	$8,436	$8,087
1Relates to estimated losses accrual for wildfire-related claims, net of expected recoveries from insurance and FERC customers, and contributions to the Wildfire Insurance Fund. For further information, see Note 12 and Note 1.
2As of December 31, 2024, unrecognized tax benefits of $397 million and $327 million for Edison International and SCE, respectively, are presented net against the deferred tax asset for the loss and tax credit carryforwards. As of December 31, 2023, the unrecognized tax benefits netted against deferred tax assets and tax credit carryforwards were $363 million and $299 million for Edison International and SCE, respectively.
3As of December 31, 2024 and 2023, Edison International has recorded $17 million valuation allowance on deferred tax assets. The $17 million valuation allowance is related to non-California state net operating loss carryforwards which are expected to expire before being utilized.
4Included in "Deferred income taxes and credits" on the consolidated balance sheets.

Net Operating Loss and Tax Credit Carryforwards
The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE

	December 31, 2024
(in millions)	Loss Carryforwards	Credit Carryforwards	Loss Carryforwards	Credit Carryforwards
Expire in 2025	$7	$—	$7	$—
Expire between 2026 to 2029	28	—	12	—
Expire between 2030 to 2044	1,719	699	786	290
No expiration date[1]	1,623	24	1,448	26
Total	$3,377	$723	$2,253	$316
1Under the Tax Cut and Jobs Act signed into law on December 22, 2017 ("Tax Reform"), net operating losses generated after December 31, 2017 can carryforward indefinitely.
Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as Capistrano Wind. The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $107 million and $106 million related to Capistrano Wind for 2024 and 2023, respectively. The tax attributes not utilized as of December 31, 2024 will be available for the Edison International consolidated group to utilize in the future. When the remaining Capistrano tax attributes are used in the future by Edison International, payments will be made to those entities under a tax allocation agreement. Under the tax allocation agreement, Edison International has recorded a corresponding liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind when these tax benefits are realized.
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International			SCE

	Years ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Income from operations before income taxes	$1,563	$1,515	$662	$1,914	$1,781	$845
Provision for income tax at federal statutory rate of 21%	328	318	139	402	374	177
(Decrease) increase in income tax from:
State tax, net of federal income tax effect	(24)	3	(70)	—	23	(57)
Property-related	(279)	(205)	(219)	(279)	(205)	(219)
Corporate-owned life insurance cash surrender value	(9)	(8)	(9)	(9)	(8)	(9)
Other	1	—	(3)	6	—	(1)
Total income tax expense (benefit)	$17	$108	$(162)	$120	$184	$(109)
Effective tax rate	1.1%	7.1%	(24.5)%	6.3%	10.3%	(12.9)%
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
In the third quarter of 2024, SCE generated an investment tax credit of approximately $231 million, primarily from 200MW and 112.5MW utility owned storage projects. The tax benefits associated with these credits will be recognized and returned to customers as the credits are utilized.

Under the Inflation Reduction Act of 2022, 15% corporate alternative minimum tax ("CAMT") is imposed on corporations with average adjusted financial statement income exceeding $1.0 billion over a specified 3-year period. Both Edison International and SCE are not subject to CAMT in 2024.
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
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits:

	Edison International			SCE
(in millions)	2024	2023	2022	2024	2023	2022
Balance at January 1,	$430	$646	$613	$418	$374	$340
Tax positions taken during the current year:
Increases	66	65	54	66	65	54
Tax positions taken during a prior year:
Increases	1	13	—	—	4	—
Decreases[1]	(34)	(294)	(21)	(27)	(25)	(20)
Balance at December 31,	$463	$430	$646	$457	$418	$374
1The Edison International decrease in 2023 was mainly related to a write-off of a reserve for a claim related to the Edison Mission Energy bankruptcy.
As of December 31, 2024, if recognized, $72 million of unrecognized tax benefits would impact Edison International's effective tax rate and $66 million of the unrecognized tax benefits would impact SCE's effective tax rate.
Tax Disputes
Tax years that remain open for examination by the Internal Revenue Service and Franchise Tax Board are 2021 – 2023 and 2013 – 2018 & 2020 - 2023, respectively.
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to income tax liabilities are:

	Edison International		SCE

	December 31,
(in millions)	2024	2023	2024	2023
Accrued interest and penalties	$—	$—	$36	$28
The net after-tax interest and penalties recognized in income tax (benefit) expense are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Net after-tax interest and penalties tax expense	$—	$—	$—	$7	$4	$2

Note 9. Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The employer contributions were as follows:

	Edison International	SCE

(in millions)	Years ended December 31,
2024	$136	$134
2023	121	119
2022	103	101
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. Employees hired by the participating companies on or after December 31, 2017 are no longer eligible to participate in the pension plan. In lieu of that, an additional non-contributory employer contribution is deposited into the Edison 401(k) Savings Plan. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $44 million and $15 million, respectively, for the year ending December 31, 2025. The majority of annual contributions made by SCE to its pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
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

Information on pension plan assets and benefit obligations is shown below.

	Edison International		SCE

	Years ended December 31,
(in millions)	2024	2023	2024	2023
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$3,647	$3,524	$3,278	$3,159
Service cost	103	101	99	97
Interest cost	175	180	157	162
Actuarial (gain) loss	(59)	96	(47)	82
Benefits paid	(230)	(254)	(198)	(222)
Projected benefit obligation at end of year	$3,636	$3,647	$3,289	$3,278
Change in plan assets
Fair value of plan assets at beginning of year	$3,609	$3,462	$3,415	$3,275
Actual return on plan assets	192	369	182	349
Employer contributions	37	32	17	13
Benefits paid	(230)	(254)	(198)	(222)
Fair value of plan assets at end of year	3,608	3,609	3,416	3,415
(Underfunded)/Overfunded status at end of year	$(28)	$(38)	$127	$137
Amounts recognized in the consolidated balance sheets consist of [1]:
Long-term assets	$166	$169	$137	$149
Current liabilities	(27)	(30)	(1)	(2)
Long-term liabilities	(167)	(177)	(9)	(10)
	$(28)	$(38)	$127	$137
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$8	$21	$13	$8
Amounts recognized as a regulatory liability	(146)	(159)	(133)	(159)
Accumulated benefit obligation at end of year	$3,508	$3,495	$3,172	$3,136
Pension plans with plan assets in excess of an accumulated benefit obligation:
Projected benefit obligation	3,636	3,647	3,289	3,278
Accumulated benefit obligation	3,508	3,495	3,172	3,136
Fair value of plan assets	3,608	3,609	3,416	3,415
Weighted average assumptions used to determine obligations at end of year:
Discount rate	5.56%	5.04%	5.56%	5.04%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
1The SCE liability excludes a long-term payable due to Edison International Parent of $88 million and $94 million at December 31, 2024 and 2023, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent.
For Edison International and SCE, respectively, the 2024 actuarial gains are primarily related to $159 million and $146 million from an increase of 52 basis points in the discount rate (from 5.04% as of December 31, 2023 to 5.56% as of December 31, 2024). For Edison International and SCE, respectively, the 2023 actuarial losses are primarily related to $96 million and $92 million in losses from a decrease of 32 basis points in the discount rate (from 5.36% as of December 31, 2022 to 5.04% as of December 31, 2023).

Net periodic pension expense components are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Service cost	$103	$101	$120	$101	$99	$118
Non-service cost (benefit)
Interest cost	175	180	111	162	166	101
Expected return on plan assets	(232)	(214)	(227)	(219)	(202)	(215)
Settlement costs	—	—	4	—	—	4
Amortization of prior service cost	—	—	—	—	—	—
Amortization of net loss	4	3	5	2	2	2
Regulatory adjustment	(23)	(47)	6	(22)	(47)	6
Total non-service benefit[1]	(76)	(78)	(101)	(77)	(81)	(102)
Total expense	$27	$23	$19	$24	$18	$16
1Included in "Other income" on Edison International's and SCE's consolidated income statements. For further details, see Note 16.
Other changes in pension plan assets and benefit obligations recognized in other comprehensive income:

	Edison International			SCE

	Years ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Net (gain) loss	$(9)	$6	$(45)	$(2)	$6	$(24)
Settlement charges	—	—	(4)	—	—	(4)
Amortization of net gain	(4)	(2)	(8)	(2)	(2)	(5)
Total (gain) loss recognized in other comprehensive income	(13)	4	(57)	(4)	4	(33)

Total recognized in expense and other comprehensive income	$14	$27	$(38)	$20	$22	$(17)
In accordance with authoritative guidance on rate-regulated enterprises, SCE records amortization of net gains and losses into regulatory assets and liabilities instead of charges and credits to other comprehensive income for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.
Edison International and SCE used the following weighted average assumptions to determine pension expense:

	Years ended December 31,
	2024	2023	2022
Discount rate	5.04%	5.36%	2.75%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	6.75%	6.50%	5.50%
Interest crediting rate for cash balance account[1]:
Starting rate	5.54%	5.86%	3.12%
Ultimate rate	5.54%	5.86%	4.50%
Year ultimate rate is reached	2024	2023	2026
1Edison International and SCE were using a graduated assumption for interest crediting rate for cash balance account, where current interest rate gradually increased to an ultimate rate at a certain year. Starting 2023, Edison International and SCE changed to use single interest crediting rate assumption to determine the pension expense for cash balance account.

The following benefit payments, which reflect service rendered and expected future service, are expected to be paid:

(in millions)	Edison International	SCE
2025	$332	$291
2026	344	301
2027	338	304
2028	332	299
2029	324	294
2030 – 2034	1,496	1,370
PBOP(s)
Employees hired prior to December 31, 2017 who retire at or after age 55 with at least 10 years of service may be eligible for postretirement healthcare benefits. Eligibility for a company contribution toward the cost of these benefits in retirement depends on a number of factors, including the employee's years of service, age, hire date, and retirement date. Employees hired on or after December 31, 2017 are no longer eligible for retiree healthcare benefits. In lieu of those benefits, Edison International will provide a health reimbursement account of $200 per month available only after meeting certain age and service year requirements. Under the terms of the Edison International Welfare Benefit Plan ("PBOP Plan"), each participating employer (Edison International or its participating subsidiaries) is responsible for the costs and expenses of PBOP Plan benefits with respect to its employees and former employees that exceed the participants' share of contributions. A participating employer may terminate the PBOP Plan benefits with respect to its employees and former employees, as may SCE (as PBOP Plan sponsor), and, accordingly, the participants' PBOP Plan benefits are not vested benefits.
There are no expected contributions for PBOP benefits for the year ended December 31, 2025. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
SCE has three voluntary employees' beneficiary association trusts ("VEBA Trusts") that can only be used to pay for retiree health care benefits of SCE and its subsidiaries. Once funded into the VEBA Trusts, neither SCE nor Edison International can subsequently recover the remaining amounts in the VEBA Trusts. Participants of the PBOP Plan do not have a beneficial interest in the VEBA Trusts. The VEBA Trust assets are sensitive to changes in market conditions. Changes in overall interest rate levels significantly affect the company's liabilities, while assets held in the various trusts established to fund Edison International's other postretirement benefits are affected by movements in the equity and bond markets. Due to SCE's regulatory recovery treatment, the funded status is offset by a regulatory liability.

Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE

	Years ended December 31,
(in millions)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$773	$1,331	$769	$1,323
Service cost	14	20	14	20
Interest cost	38	67	38	67
Change in plan provisions	23	—	23	—
Actuarial gain	(34)	(567)	(34)	(563)
Plan participants' contributions	26	28	26	28
Benefits paid	(99)	(106)	(99)	(106)
Benefit obligation at end of year	$741	$773	$737	$769
Change in plan assets
Fair value of plan assets at beginning of year	$2,275	$2,187	$2,275	$2,187
Actual return on assets	78	162	78	162
Employer contributions	1	4	1	4
Plan participants' contributions	26	28	26	28
Benefits paid	(99)	(106)	(99)	(106)
Fair value of plan assets at end of year	2,281	2,275	2,281	2,275
Overfunded status at end of year	$1,540	$1,502	$1,544	$1,506
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$1,544	$1,506	$1,544	$1,506
Current liabilities	(1)	—	—	—
Long-term liabilities	(3)	(4)	—	—
	$1,540	$1,502	$1,544	$1,506
Amounts recognized in accumulated other comprehensive loss consist of:
Net gain	$(4)	$(5)	$—	$—
Amounts recognized as a regulatory liability	(1,544)	(1,505)	(1,544)	(1,505)
Weighted average assumptions used to determine obligations at end of year:
Discount rate	5.60%	5.06%	5.60%	5.06%
Assumed health care cost trend rates:
Rate assumed for following year	6.25%	6.50%	6.25%	6.50%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029	2029
For both Edison International and SCE, the 2024 actuarial gains are primarily related to $41 million in gains from the change in discount rate. For Edison International and SCE, the 2023 actuarial gains are primarily related to $553 million and $550 million in gains from the change in postretirement medical carrier and retiree medical delivery mechanism effective in 2024, respectively.

Net periodic PBOP expense components are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Service cost	$14	$20	$34	$14	$20	$34
Non-service cost (benefit)
Interest cost	38	67	56	38	67	55
Expected return on plan assets	(113)	(107)	(97)	(113)	(107)	(97)
Amortization of prior service cost	(1)	(1)	(2)	(1)	(1)	(2)
Amortization of net gain	(95)	(50)	(45)	(95)	(50)	(45)
Regulatory adjustment	157	71	55	157	71	55
Total non-service benefit[1]	(14)	(20)	(33)	(14)	(20)	(34)
Total expense	$—	$—	$1	$—	$—	$—
1Included in "Other income" on Edison International's and SCE's consolidated income statements. For further details, see Note 16.
In accordance with authoritative guidance on rate-regulated enterprises, SCE records amortization of net gains and losses to regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.
Edison International and SCE used the following weighted average assumptions to determine PBOP expense:

	Years ended December 31,
	2024	2023	2022
Discount rate	5.06%	5.43%	2.95%
Expected long-term return on plan assets	4.88%	5.00%	3.50%
Assumed health care cost trend rates:
Current year	6.50%	6.75%	6.25%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2029	2029	2029
The following benefit payments (net of plan participants' contributions) are expected to be paid:

(in millions)	Edison International	SCE
2025	$49	$48
2026	50	50
2027	54	54
2028	55	54
2029	55	55
2030 – 2034	282	281
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes and may have active and passive investment strategies within asset classes. Target allocations for 2024 pension plan assets were 17.3% for U.S. equities, 9.7% for non-U.S. equities, 55% for fixed income and 18% for opportunistic and/or alternative investments. Target allocations for 2024 PBOP plan assets (except for Represented VEBA which is 95% for fixed income and 5% for U.S. and non-U.S. equities) are 29% for U.S. and non-U.S. equities, 65% for fixed income and 6% for opportunistic and/or alternative investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.
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
Capital Markets Return Forecasts
Edison International's capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, complex models to develop asset class return forecasts, and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation and asset class specific risk premiums. For equities, the risk premium is based on an implied average equity risk premium of 4% over cash. The forecasted return on private equity and opportunistic investments are estimated at a 3% premium above public equity, reflecting a premium for higher volatility and lower liquidity. For fixed income, the risk premium is based on a comprehensive modeling of credit spreads.
Fair Value of Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, and mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. The fair value of the underlying investments in equity mutual funds are based on stock-exchange prices. The fair value of the underlying investments in fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers, and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. No investment is classified as Level 3 as of December 31, 2024 and 2023. Common/collective funds and partnerships are measured at fair value using the net asset value per share ("NAV") and have not been classified in the fair value hierarchy. Other investment entities are valued similarly to common/collective funds and are therefore classified as NAV. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable and classified as NAV and are discussed further in the below pension plan trust investments table's note 8.

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
Pension Plan
The following table sets forth the investments for Edison International and SCE that were accounted for at fair value as of December 31, 2024 and 2023, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2024
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$244	$353	$—	$597
Corporate stocks[3]	148	4	—	152
Corporate bonds[4]	—	1,084	—	1,084
Common/collective funds[5]	—	—	652	652
Partnerships/joint ventures[6]	—	—	680	680
Other investment entities[7]	—	—	58	58
Registered investment companies[8]	238	—	142	380
Interest-bearing cash	14	—	—	14
Other	—	57	8	65
Total	$644	$1,498	$1,540	$3,682
Receivables and payables, net				(74)
Combined net plan assets available for benefits				3,608
SCE's share of net plan assets				$3,416

	December 31, 2023
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$256	$352	$—	$608
Corporate stocks[3]	176	5	—	181
Corporate bonds[4]	—	1,057	—	1,057
Common/collective funds[5]	—	—	584	584
Partnerships/joint ventures[6]	—	—	657	657
Other investment entities[7]	—	—	58	58
Registered investment companies[8]	212	—	153	365
Interest-bearing cash	10	—	—	10
Other	—	46	8	54
Total	$654	$1,460	$1,460	$3,574
Receivables and payables, net				35
Combined net plan assets available for benefits				3,609
SCE's share of net plan assets				$3,415
1These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

3Corporate stocks are diversified. At December 31, 2024 and 2023, respectively, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (33% and 36%) and Morgan Stanley Capital International (MSCI) index (67% and 64%).
4Corporate bonds are diversified. At December 31, 2024 and 2023, respectively, this category includes $77 million and $78 million for collateralized mortgage obligations and other asset backed securities.
5The common/collective assets are invested in equity index funds that seek to track performance of the Standard and Poor's 500 Index (38% and 41% at December 31, 2024 and 2023). In addition, at December 31, 2024 and 2023, respectively, 38% and 40% of the assets in this category are in index funds which seek to track performance in the MSCI All Country World Index ex-US and 19% and 16% of this category are in a non-index U.S. equity fund, which is actively managed.
6At December 31, 2024 and 2023, respectively, 69% and 74% are invested in private equity funds with investment strategies that include branded consumer products and clean technology companies, 16% and 17% are invested in ABS including distressed mortgages and commercial and residential loans, 9% and zero are invested in fixed income securities, and 5% are invested in a broad range of financial assets in all global markets at both December 31, 2024 and 2023.
7At December 31, 2024 and 2023, respectively, 70% and 68% are invested in domestic mortgage backed securities and 30% and 32% in high yield debt securities.
8At December 31, 2024 and 2023, respectively, 56% and 57% are invested in Level 1 corporate bond funds, 10% and 13% in a fixed income fund used for cash management, and 34% and 28% in a US equity fund.
At December 31, 2024 and 2023, respectively, approximately 64% and 62% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Postretirement Benefits Other than Pensions
The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2024 and 2023, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2024
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$489	$51	$—	$540
Corporate stocks[3]	81	2	—	83
Corporate notes and bonds[4]	—	1,126	—	1,126
Common/collective funds[5]	—	—	235	235
Partnerships[6]	—	—	119	119
Registered investment companies[7]	52	—	—	52
Interest bearing cash	—	45	—	45
Other[8]	—	95	—	95
Total	$622	$1,319	$354	$2,295
Receivables and payables, net				(14)
Net plan assets available for benefits				$2,281

	December 31, 2023
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$569	$84	$—	$653
Corporate stocks[3]	85	2	—	87
Corporate notes and bonds[4]	—	1,064	—	1,064
Common/collective funds[5]	—	—	222	222
Partnerships[6]	—	—	124	124
Registered investment companies[7]	47	—	—	47
Interest bearing cash	—	29	—	29
Other[8]	2	70	—	72
Total	$703	$1,249	$346	$2,298
Receivables and payables, net				(23)
Net plan assets available for benefits				$2,275
1These investments are measured at fair value using the net asset value per share practical expedient and have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the net plan assets available for benefits.
2Level 1 U.S. government and agency securities are U.S. treasury bonds and notes. Level 2 primarily relates to the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association.
3Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (78% and 74% at December 31, 2024 and 2023, respectively) and the MSCI All Country World Index (22% and 26% at December 31, 2024 and 2023, respectively).
4Corporate notes and bonds are diversified and include approximately $343 million and $237 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2024 and 2023, respectively.
5At December 31, 2024 and 2023, respectively, 47% and 45% of the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Investable Market Index, 41% and 40% are invested in a non-index U.S. equity fund which is actively managed. The remaining assets in this category are primarily invested in emerging market fund and fixed income funds.
6At December 31, 2024 and 2023, respectively, 71% and 65% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. Of the remaining partnerships category, 22% and 28% are invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks; 7% are invested in a broad range of financial assets in all global markets at both December 31, 2024 and 2023.
7At December 31, 2024 and 2023, respectively, registered investment companies were primarily invested in a money market fund (73% and 70%) and exchange rate traded funds which seek to track performance of MSCI Emerging Market Index, Russell 2000 Index and international small cap equities (27% and 30%).
8Other includes $52 million and $58 million of municipal securities at December 31, 2024 and 2023, respectively.
At both December 31, 2024 and 2023, approximately 78% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Stock-Based Compensation
Edison International maintains a shareholder-approved incentive plan (the "2007 Performance Incentive Plan") that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is approximately 71 million shares. As of December 31, 2024, Edison International had approximately 13 million shares remaining available for new award grants under its stock-based compensation plans.

The following table summarizes total expense and tax benefits associated with stock-based compensation:

	Edison International			SCE

	Years ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Stock-based compensation expense[1]:
Stock options	$13	$12	$13	$7	$6	$7
Performance shares	21	15	13	10	8	6
Restricted stock units	21	17	14	15	12	9
Other	2	2	2	—	—	—
Total stock-based compensation expense	$57	$46	$42	$32	$26	$22
Income tax benefits related to stock-based compensation expense	$23	$7	$9	$14	$5	$5
1Reflected in "Operation and maintenance" on Edison International's and SCE's consolidated statements of income.
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
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2024	2023	2022
Expected terms (in years)	4.7	4.8	5.0
Risk-free interest rate	3.7% - 4.5%	3.6% - 4.7%	1.6% - 4.1%
Expected dividend yield	3.6% - 4.7%	4.2% - 4.7%	4.0% - 5.0%
Weighted average expected dividend yield	4.7%	4.2%	4.0%
Expected volatility	23.6% - 30.4%	29.0% - 29.6%	27.8% - 28.6%
Weighted average volatility	30.3%	29.1%	27.8%
The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity corresponds to the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term. The volatility period used was 56 months, 58 months, and 60 months at December 31, 2024, 2023, and 2022, respectively.

The following is a summary of the status of Edison International's stock options:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2023	11,418,243	$64.30
Granted	749,968	66.70
Forfeited or expired	(107,158)	71.89
Exercised[1]	(3,417,478)	64.49
Outstanding at December 31, 2024	8,643,575	64.33	5.01
Exercisable and expected to vest at December 31, 2024	8,438,864	64.40	4.95	$130
Exercisable at December 31, 2024	6,651,227	$64.79	4.19	$100
SCE:
Outstanding at December 31, 2023	5,192,275	$64.22
Granted	390,760	66.82
Forfeited or expired	(98,077)	71.44
Exercised[1]	(1,892,980)	64.49
Affiliate transfers, net	14,472	64.22
Outstanding at December 31, 2024	3,606,450	64.18	5.27
Exercisable and expected to vest at December 31,2024	3,508,129	64.25	5.21	$55
Exercisable at December 31, 2024	2,609,173	$64.66	4.33	$40
1Edison International and SCE recognized tax benefits of $13 million and $7 million, respectively, from stock options exercised in 2024.
At December 31, 2024, total unrecognized compensation cost related to stock options and the weighted average period the cost is expected to be recognized are as follows:

	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures (in millions)	$7	$4
Weighted average period (in years)	1.3	1.3
The following is a summary of supplemental data on stock options:

	Edison International			SCE

	Years ended December 31,
(in millions, except per award amounts)	2024	2023	2022	2024	2023	2022
Weighted average grant date fair value per option granted	$13.32	$12.69	$9.92	$13.36	$12.71	$9.92
Fair value of options vested	14	8	8	7	7	5
Value of options exercised	45	14	17	25	11	12
Performance Shares
A target number of contingent performance shares were awarded to executives in 2024, 2023, and 2022 and vest as of December 31, 2026, 2025, and 2024, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents).
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
The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards
	Shares	Weighted Average Fair Value
Edison International:
Nonvested at December 31, 2023	496,841	$71.93
Granted	276,838	72.21
Forfeited	(5,872)	72.57
Vested	(249,287)	67.90
Nonvested at December 31, 2024	518,520	$74.01
SCE:
Nonvested at December 31, 2023	249,091	$71.99
Granted	144,339	72.37
Forfeited	(5,282)	72.23
Vested	(123,197)	67.73
Affiliate transfers, net	23	71.99
Nonvested at December 31, 2024	264,974	$74.17
Restricted Stock Units
Restricted stock units were awarded to executives in 2024, 2023, and 2022 and vest and become payable on January 4, 2027, January 2, 2026, and January 2, 2025, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants, which vest on an accelerated basis.
The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	892,412	$61.19	645,549	$61.17
Granted	325,501	66.88	233,112	66.88
Forfeited	(22,886)	65.24	(18,908)	65.34
Vested	(318,579)	55.71	(238,921)	55.89
Affiliate transfers, net	—	—	(105)	61.17
Nonvested at December 31, 2024	876,448	$65.19	620,727	$65.22
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
(in millions)	Longest Maturity Dates	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Municipal bonds	2067	$729	$636	$860	$757
Government and agency securities	2074	1,201	1,072	1,341	1,186
Corporate bonds	2072	346	361	392	401
Short-term investments and receivables/payables[1]	One-year	152	164	62	171
Total debt securities and other		2,428	2,233	2,655	2,515
Equity securities				1,631	1,658
Total[2]				$4,286	$4,173
1Short-term investments include $18 million and $38 million of repurchase agreements payable by financial institutions which earn interest, were both fully secured by U.S. Treasury securities and mature by January 2, 2025 and January 2, 2024 as of December 31, 2024 and 2023, respectively.
2Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $373 million and $380 million as of December 31, 2024 and 2023, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.7 billion and $1.8 billion at December 31, 2024 and 2023, respectively.
The following table summarizes the gains and losses for the trust investments:

	Years ended December 31,
(in millions)	2024	2023	2022
Gross realized gains	$326	$323	$150
Gross realized losses	(24)	(73)	(127)
Net unrealized (losses) gains for equity securities	(19)	103	(369)
Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.
Note 11. Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC-authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased power, demand-side management programs, wildfire related costs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.87% and 7.44% in 2024 and 2023, respectively. The CPUC authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.

Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2024	2023
Current:
Regulatory balancing and memorandum accounts	$2,723	$2,502
Other	25	22
Total current	2,748	2,524
Long-term:
Deferred income taxes	5,982	5,533
Unamortized investments, net of accumulated amortization	115	110
Unamortized losses on reacquired debt	88	99
Regulatory balancing and memorandum accounts	867	1,257
Environmental remediation	222	226
Recovery assets	1,512	1,558
Other	100	114
Total long-term	8,886	8,897
Total regulatory assets	$11,634	$11,421
In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs at December 31, 2024. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.
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
SCE has long-term unamortized investments which include nuclear assets related to Palo Verde and the beyond the meter program. Nuclear assets related to Palo Verde and the beyond the meter program are expected to be recovered by 2046 and 2031, respectively, and both earned returns of 7.87% and 7.44% in 2024 and 2023, respectively.
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

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2024	2023
Current:
Regulatory balancing and memorandum accounts	$1,144	$704
Energy derivatives	165	16
Other	38	43
Total current	1,347	763
Long-term:
Costs of removal	2,520	2,635
Deferred income taxes	2,163	2,211
Recoveries in excess of ARO liabilities	1,748	1,498
Regulatory balancing and memorandum accounts	2,023	1,395
Pension and other postretirement benefits	1,690	1,664
Other	15	17
Total long-term	10,159	9,420
Total regulatory liabilities	$11,506	$10,183
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
SCE's regulatory liabilities related to recoveries in excess of ARO liabilities represent the cumulative differences between ARO obligations and amounts collected in rates primarily for the decommissioning of SCE's nuclear generation facilities. Decommissioning costs recovered through rates are primarily placed in nuclear decommissioning trusts. This regulatory liability also represents the deferral of realized and unrealized gains and losses on the nuclear decommissioning trust investments. See Note 10 for further discussion.
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
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2024	2023
Asset (liability)
Energy procurement related costs	$(97)	$397
Public purpose and energy efficiency	(1,708)	(1,736)
GRC related balancing accounts[1]	976	1,361
FERC related balancing accounts	125	(211)
Wildfire risk mitigation and insurance[2]	741	1,169
Wildfire and drought restoration[3]	238	417
Tax accounting memorandum account	(40)	108
Other	188	155
Assets, net of liabilities	$423	$1,660
1The GRC related balancing accounts primarily consist of the base revenue requirement balancing account ("BRRBA"), the vegetation management balancing account ("VMBA"), the Wildfire Risk Mitigation balancing account ("WRMBA") and the risk management balancing account ("RMBA").
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
2The wildfire risk mitigation and insurance regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Fire Hazard Prevention Memorandum Account was used to track costs related to fire safety and to implement fire prevention corrective action measures in extreme and very high fire threat areas. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claims costs related to the Other Wildfire Events that SCE believes are probable of recovery. See Note 12 for further details. The Wildfire Mitigation Plan Memorandum Account is used to track costs incurred to implement SCE's wildfire mitigation plan that are not currently reflected in SCE's revenue requirements. The Fire Risk Mitigation Memorandum Account is used to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's GRCs that are not tracked in any other wildfire-related memorandum account. The balance also includes vegetation management spending in excess of the 115% threshold for the VMBA described above.
3The wildfire and drought restoration regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account.

Note 12. Commitments and Contingencies
Power Purchase Agreements
SCE entered into various agreements to purchase power, electric capacity and other energy products. At December 31, 2024, the undiscounted future expected minimum payments for the SCE PPAs (primarily related to renewable energy contracts), which were approved by the CPUC and met other critical contract provisions (including completion of major milestones for construction), were as follows:

(in millions)	Total
2025	$2,986
2026	3,139
2027	2,704
2028	2,423
2029	2,421
Thereafter	16,493
Total future commitments[1]	$30,166
1Certain power purchase agreements are treated as operating leases. For further discussion, see Note 13. Includes long-term lease contracts commencing in 2024 with total future minimum lease payments of $57 million.
Additionally, as of December 31, 2024, SCE has executed contracts that have not met the critical contract provisions that would increase contractual obligations by $25 million in 2025, $140 million in 2026, $274 million in 2027, $381 million in 2028, $450 million in 2029 and $5,370 million thereafter, if all critical contract provisions are completed.
Costs incurred for PPAs were $4.0 billion in 2024, $4.5 billion in 2023 and $5.1 billion in 2022, which include costs associated with contracts with terms of less than one year.
Other Commitments
The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Other contractual obligations	$62	$59	$59	$59	$48	$142	$429
Costs incurred for other commitments were $65 million in 2024, $60 million in 2023 and $58 million in 2022. Other commitments include fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. Also included are commitments related to maintaining reliability and expanding SCE's transmission and distribution system.
The table above does not include asset retirement obligations, which are discussed in Note 1.
Indemnities
Edison International and SCE have agreed to provide indemnifications through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, indemnities for specified environmental liabilities and income taxes or other contractual arrangements. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.
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

Southern California Wildfires and Mudslides
Unprecedented weather conditions in California due to climate change have contributed to wildfires, including those where SCE's equipment has been alleged to be associated with the fire's ignition, that have caused loss of life and substantial damage in SCE's service area, including as recently as January 2025.
Numerous claims related to wildfire events have been initiated against SCE and Edison International. Edison International and SCE have, or may, incur material losses in connection with the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events that are described below, and the January 2025 Eaton Fire. Of the Other Wildfire Events described below, only the 2017 Creek Fire ignited prior to the adoption of AB 1054 in July 2019. SCE's equipment has been, and may further be, alleged to be associated with other wildfires that have originated in Southern California, and SCE's service area remains susceptible to additional wildfire activity.
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
While investigations into the cause of a wildfire event are conducted by one or more fire agencies, fire agency findings do not determine legal causation of or assign legal liability for a wildfire event. Final determinations of legal causation and liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes, and settlements may be reached before determinations of legal liability are ever made. Even when investigations are still pending or legal liability is disputed, an assessment of likely outcomes, including through future settlement of disputed claims, may require estimated losses to be accrued under accounting standards. Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: estimates of known and expected claims by third parties based on currently available information, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, and prior experience litigating and settling wildfire litigation claims. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged and in estimating settlement outcomes.
Estimates and Assumptions
Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events. Due to the number of uncertainties and possible outcomes related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events litigation, Edison International and SCE cannot estimate the upper end of the range of reasonably possible losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events or the Other Wildfire Events.
Estimated losses for wildfire litigation are based on a number of assumptions and are subject to change as additional information becomes available. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged and uncertainty in estimating settlement outcomes. For instance, SCE receives additional information with respect to damages claimed as claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through claims mediation processes, uncertainties related to the impact of outcomes of wildfire litigation against other parties and increasingly negative jury sentiments in general litigation, uncertainties related to the sufficiency of insurance held by plaintiffs, uncertainties related to litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of wildfire events, the complexities associated with fires that merge, as applicable for the Thomas and Koenigstein Fires, and, for the Montecito Mudslides,

whether inverse condemnation will be held applicable to SCE with respect to damages caused by the mudslides, and the uncertainty as to how these factors impact future settlements.
Litigation
2017/2018 Wildfire/Mudslide Events
Wildfires in SCE's service area in December 2017 and November 2018 caused loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. The investigating government agencies, the Ventura County Fire Department ("VCFD") and CAL FIRE, have determined that the largest of the 2017 fires in SCE's service area originated on December 4, 2017, in the Anlauf Canyon area of Ventura County, followed shortly thereafter by a second fire that originated near Koenigstein Road in the City of Santa Paula. According to CAL FIRE, the Thomas and Koenigstein Fires, collectively, burned over 280,000 acres, destroyed or damaged an estimated 1,343 structures and resulted in two confirmed fatalities. The largest of the November 2018 fires in SCE's service area, the Woolsey Fire, originated in Ventura County. According to CAL FIRE, the Woolsey Fire burned almost 100,000 acres, destroyed an estimated 1,643 structures, damaged an estimated 364 structures and resulted in three confirmed fatalities. Four additional fatalities are alleged to have been associated with the Woolsey Fire.
Multiple lawsuits related to the Thomas and Koenigstein Fires and the Woolsey Fire have been initiated against SCE and Edison International. Some of the Thomas and Koenigstein Fires lawsuits claim that SCE and Edison International have responsibility for the damages caused by debris flows and flooding in Montecito and surrounding areas in January 2018 based on a theory alleging that SCE has responsibility for the Thomas and/or Koenigstein Fires and further alleging that the Thomas and/or Koenigstein Fires proximately caused the Montecito Mudslides. According to Santa Barbara County initial reports, the Montecito Mudslides destroyed an estimated 135 structures, damaged an estimated 324 structures, and resulted in 21 confirmed fatalities, with two additional fatalities presumed but not officially confirmed.
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of February 20, 2025, in addition to the outstanding claims of approximately 290 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events.
In January 2019, SCE filed a cross-complaint against certain local public entities alleging that failures by these entities, such as failure to adequately plan for flood hazards and build and maintain adequate debris basins, roads, bridges and other channel crossings, among other things, caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides. Some of SCE's cross-claims are still outstanding.
The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. As of February 20, 2025, SCE has entered into settlements with approximately 13,600 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired. As of February 20, 2025, SCE has received demands for approximately 94% and 100% of outstanding individual plaintiff claims in the TKM litigation and Woolsey Fire litigation, respectively.
In October 2021, SCE and the SED executed an agreement to resolve the SED's investigations into the 2017/2018 Wildfire/Mudslide Events and three other 2017 wildfires for, among other things, aggregate costs of $550 million. The $550 million in costs was composed of a $110 million fine to be paid to the State of California General Fund, $65 million of shareholder-funded safety measures, and an agreement by SCE to waive its right to seek cost recovery in CPUC-jurisdictional rates for $125 million and $250 million of third-party uninsured claims payments (and related financing costs) in the TKM litigation and the Woolsey Fire litigation, respectively. The SED Agreement provides that SCE may, on a permanent basis, exclude from its ratemaking capital structure any after-tax charges to equity or debt borrowed to finance costs incurred under the SED Agreement. The SED Agreement also imposes other obligations on SCE, including reporting requirements and safety-focused studies. SCE did not admit imprudence, negligence, or liability with respect to the 2017/2018 Wildfire/Mudslide Events in the SED Agreement.
2017 Creek Fire
The Creek Fire originated near Sylmar in Los Angeles County in December 2017 and burned approximately 16,000 acres, destroyed an estimated 123 structures, damaged an estimated 81 structures, and resulted in 3 civilian injuries. While the United States Forest Service's ("USFS") January 2018 report of investigation concluded that the Los Angeles Department of Water and Power ("LADWP") long-span transmission lines slapping together in high winds resulted in arcing and ignition of the fire, in August 2024, the USFS issued a supplemental report concluding that the fire was caused by SCE power lines. In 2023, the USFS dismissed its claim against LADWP and filed a claim against SCE to recover over $40 million for fire-suppression costs incurred by the USFS and environmental damage to U.S. lands. A trial in the USFS litigation is currently set for September 2025. Other than for the claims of 7 individual plaintiffs related to one property that were damaged by the Creek Fire, SCE has entered into settlements or settlements in principle on all claims filed by individual and subrogation plaintiffs who filed complaints against SCE related to the fire. A damages-only bench trial is currently set for June 2025 in one of the outstanding individual plaintiff cases. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. The SED is conducting an investigation with respect to the Creek Fire. SCE has accrued charges for potential losses relating to the Creek Fire.
2019 Saddle Ridge Fire
The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight fire fighters. In August 2023, SCE received a signed report of investigation from the LAFD, in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE's transmission lines were found in the specific origin area of the Saddle Ridge Fire. The SED is conducting an investigation with respect to the Saddle Ridge Fire. There are currently no trials scheduled in the Saddle Ridge Fire litigation. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not determined that losses in connection with the Saddle Ridge Fire are probable and consequently has not accrued a charge for potential losses relating to the Saddle Ridge Fire.
2020 Bobcat Fire
The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The USFS has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, one commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to six firefighters. In addition, fire authorities have estimated suppression costs at approximately $80 million. An investigation into the cause of the Bobcat Fire was led by the USFS. In May 2023, SCE received a report of investigation from the USFS, in which the USFS finds that the Bobcat Fire was caused when an SCE electrical wire made contact with a tree limb. The SED has concluded its investigation of the Bobcat Fire and found no violations of its rules and regulations by SCE related to the Bobcat Fire. SCE has settled subrogation plaintiff claims and a claim brought by the United States of America against SCE and one of its contractors to recover fire-suppression costs, property and natural resource losses, and emergency response costs. Individual plaintiffs have also filed complaints against SCE related to the Bobcat Fire. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Bobcat Fire.
2020 Silverado Fire
The "Silverado Fire" originated in Orange County in October 2020 and burned over 12,000 acres. The Orange County Fire Authority ("OCFA"). OCFA jointly with CAL FIRE have reported that the Silverado Fire destroyed five structures, damaged nine other structures and resulted in two firefighter injuries. There were also four other structures damaged or destroyed. In addition, methane re-generation pipelines were destroyed and approximately 200 acres of avocado orchards were damaged in the fire. Fire authorities have estimated suppression costs at approximately $20 million. An investigation into the cause of the Silverado Fire was conducted by the OCFA and CAL FIRE. OCFA and CAL FIRE concluded in their October 2020 report of investigation that contact between an SCE conductor and a T-Mobile USA, Inc. ("T-Mobile") line resulted in ignition of the Silverado Fire. In 2024, SCE paid a fine of approximately $2 million imposed by the SED for failure to comply with maintenance requirements with respect to two conductors. Multiple lawsuits related to the Silverado Fire have been filed by individual and subrogation plaintiffs, CAL FIRE, T-Mobile, County of Orange and Cal OES naming SCE as a defendant. T-Mobile has also been named as a defendant and maintains a cross-complaint against SCE and Edison International. A trial in the Silverado Fire litigation has been set for May 2025. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Silverado Fire.
2022 Coastal Fire
The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire was led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. In September 2024, SCE received a report of investigation from the OCFA, in which the OCFA finds that the Coastal Fire was unintentionally caused by sparks from overhead SCE electrical equipment igniting vegetation under the equipment. The SED is conducting an investigation with respect to the Coastal Fire. One damages only trial for one individual plaintiff household is currently scheduled for May 2025 in the Coastal Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Coastal Fire.
2022 Fairview Fire
The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 8 minutes prior to the reported start time of the fire. In November 2023, SCE received a report of investigation conducted by CAL FIRE, in which CAL FIRE finds that the Fairview Fire was caused when a sagging SCE electrical conductor came in contact with a communication line, causing sparks to fall and ignite surrounding vegetation. In July 2024, the SED issued a notice of violation alleging that SCE failed to comply with clearance requirements with respect to its electrical conductor. Jury trials for bellwether plaintiffs in the Fairview Fire litigation have been set for May 2025. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Fairview Fire.
Settlement of Claims
The following table presents settlements paid.

(in millions)	Inception to December 31, 2024	2024	2023	2022
2017/2018 Wildfire/Mudslide Events	$9,454	$779	$1,034	$1,911
Other Wildfire Events	564	361	190	13
Total	$10,018	$1,140	$1,224	$1,924
Edison International and SCE has not admitted wrongdoing or liability as part of any settlements related to the 2017/2018 Wildfire/Mudslide Events or the Other Wildfire Events. SCE continues to explore reasonable settlement opportunities with plaintiffs in outstanding wildfire litigation.
Loss Estimates
The following table presents changes in estimated losses since December 31, 2023:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Balance at December 31, 2023	$715	$683	$1,398
Increase in accrued estimated losses	490	253	743
Amounts paid	(779)	(361)	(1,140)
Balance at December 31, 2024	$426	$575	$1,001
Edison International's and SCE's consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses presented in the tables below:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Current portion of Wildfire-related claims liabilities[1]	$48	$12	$60
Long term wildfire-related claims liabilities[2]	378	563	941
Total Balance at December 31, 2024	$426	$575	$1,001

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Current portion of Wildfire-related claims liabilities[1]	$30	$—	$30
Long term wildfire-related claims liabilities[2]	685	683	1,368
Total Balance at December 31, 2023	$715	$683	$1,398
1.At December 31, 2024, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $29 million of settlements executed and $19 million of short-term payables under the SED Agreement. At December 31, 2023, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $16 million of settlements executed and $14 million of short-term payables under the SED Agreement.
2.At December 31, 2024, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $38 million of long-term payables under the SED Agreement and $340 million of estimate of expected losses for remaining alleged and potential claims. At December 31, 2023, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $48 million of long-term payables under the SED Agreement and $637 million of estimate of expected losses for remaining alleged and potential claims.
Edison International and SCE have accrued their best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events and at the low end of the estimated range of reasonably possible losses for each of the Other Wildfire Events as no amount within the range of reasonably possible losses for each such fire appears, at this time, to be a better estimate than any other amount within the range. While Edison International and SCE may incur a material loss in excess of the amounts accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events or the Other Wildfire Events.
The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include estimates of potential losses related to certain potential public entity plaintiff claims, including CAL OES's claim in the TKM litigation, for which the statute of limitations has been tolled, and for an individual plaintiff demand received in the first quarter of 2024 that continues to be analyzed and has not been substantiated, as losses from these alleged and potential claims are not estimable at this time.
Management reviews its loss estimates for remaining alleged and potential claims related to wildfire litigation quarterly. The first quarter 2024 analysis with respect to the 2017/2018 Wildfire/Mudslide Events included a review of information received during the first quarter of 2024 about outstanding claims, including demands from most of the individual plaintiffs who had opted into the Woolsey Fire mediation program, and from settling claims through that quarter. As a result of management's reviews, SCE recorded an increase in estimated losses of $490 million for the 2017/2018 Wildfire/Mudslide Events during the first quarter of 2024.
For the years ended December 31, 2024, 2023 and 2022, SCE's consolidated statements of income included charges for the estimated losses, net of expected recoveries, as follows:

	Year ended December 31, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Charge for wildfire-related claims	$490	$253	$743
Expected insurance recoveries[1]	—	(96)	(96)
Expected recoveries through electric rates	(27)	(9)	(36)
Total pre-tax charge	463	148	611
Income tax benefit	(130)	(42)	(172)
Total after-tax charge	$333	$106	$439

	Year ended December 31, 2023
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Charge for wildfire-related claims	$630	$184	$814
Expected insurance recoveries[1]	—	(149)	(149)
Expected recoveries through electric rates	(37)	(2)	(39)
Total pre-tax charge	593	33	626
Income tax benefit	(165)	(9)	(174)
Total after-tax charge	$428	$24	$452

	Year ended December 31, 2022
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Charge for wildfire-related claims	$1,296	$572	$1,868
Expected insurance recoveries[1]	—	(399)	(399)
Expected recoveries through electric rates	(76)	(162)	(238)
Total pre-tax charge	1,220	11	1,231
Income tax benefit	(341)	(3)	(344)
Total after-tax charge	$879	$8	$887
1.In 2024, 2023 and 2022, Edison Insurance Services, Inc. ("EIS"), a wholly-owned subsidiary of Edison International, incurred $4 million, $3 million and $9 million insurance expenses, respectively. These amounts were included in the insurance recoveries of SCE but were excluded from those of Edison International.
In total, through December 31, 2024, SCE has recorded estimated losses of $11 billion, expected recoveries from insurance and third parties of $2.7 billion and expected recoveries through electric rates of $617 million related to the 2017/2018 Wildfire/Mudslide Events and the Other Wildfire Events. The after-tax net charges to earnings recorded through December 31, 2024, have been $5.6 billion.
Recoveries
SCE has exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Expected recoveries from insurance recorded for the Other Wildfire Events are supported by SCE's insurance coverage for multiple policy years. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable.
Recovery of SCE's losses realized in connection with the Woolsey Fire and the Other Wildfire Events in excess of available insurance is subject to approval by regulators. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates, including by requiring refund of amounts recovered, if it is determined that such losses were not prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets in the period it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on the probability of future recovery.
While Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Other Wildfire Events, Edison International and SCE expect that additional losses incurred in connection with any such fire, other than for the Creek Fire, will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such additional losses after expected recoveries from insurance and through electric rates will not be material.
As of December 31, 2024, SCE has recorded total expected recoveries of $2.7 billion from insurance, of $152 million within the WEMA and RMBA and $465 million within the FERC related balancing account related to the 2017/2018 Wildfire/Mudslide Events and the Other Wildfire Events.

The following table sets forth total expected recoveries SCE has recorded since inception through December 31, 2024:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Insurance recoveries	$2,000	$718	$2,718
FERC recoveries	440	25	465
CPUC- RMBA recoveries	—	12	12
CPUC-WEMA deferral	—	140	140
Total	$2,440	$895	$3,335
The following tables summarize expected recoveries from insurance and through electric rates as of December 31, 2024 and 2023:

	December 31, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Long-term insurance receivables	$—	$434	$434
FERC related balancing accounts	64	9	73
CPUC-WEMA	—	140	140
Total	$64	$583	$647

	December 31, 2023
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Long-term insurance receivables	$—	$512	$512
FERC related balancing accounts	37	14	51
CPUC-WEMA	—	140	140
Total	$37	$666	$703
For events that occurred in 2017 and early 2018, principally the Thomas and Koenigstein Fires and Montecito Mudslides, SCE had $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. For the Woolsey Fire, SCE had an additional $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. SCE has recovered $2.0 billion from its insurance carriers in relation to the claims related to the 2017/2018 Wildfire/Mudslide Events. SCE has recorded recoveries from insurance of $18 million related to the Creek Fire. No additional insurance is available for the Creek Fire because wildfire insurance for the period in which the fire was ignited has been almost fully exhausted as a result of the TKM litigation.
SCE has approximately $1.2 billion of wildfire-specific insurance coverage for events that occurred during the period June 1, 2019 through June 30, 2020, subject to up to $165 million of co-insurance and self-insured retention, which resulted in net coverage of approximately $1.0 billion.
SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2020 through June 30, 2021, subject to up to $130 million of self-insured retention and co-insurance per fire, which results in net coverage of approximately $870 million.
SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2021 through June 30, 2022, subject to up to $163 million of self-insured retention and co-insurance per fire, which resulted in net coverage of approximately $837 million.
SCE has approximately $1.0 billion of wildfire-specific insurance coverage for events that occurred during the period July 1, 2022 through June 30, 2023, subject to up to $63 million of self-insured retention and co-insurance per fire, which results in net coverage of approximately $937 million.
SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period was approximately $450 million, of which $357 million was paid to commercial insurance carriers (commercial insurance carriers other than EIS are referred to herein as "Third-Party Commercial Insurers"). The difference between the Third-Party Commercial Insurer cost and total cost for the July 1, 2022 through June 30, 2023 policy period was paid in premiums to EIS (See Note

18 for further information). Wildfire insurance premiums paid for the July 1, 2022 through June 30, 2023 policy period are being recovered through customer rates. In February 2025, an amendment was made to one of the EIS wildfire liability insurance policies. This amendment does not change the the amount of premiums paid to EIS and does not change the policy's total available insurance limit, but modifies how the limit is applied under the policy. As a result of this amendment, $50 million of the self-insured retention for a wildfire occurring during the July 1, 2022 through June 30, 2023 policy period, recorded in WEMA as of December 31, 2024, is now eligible for insurance reimbursement. Consequently, in 2025, EIS will record a $50 million wildfire insurance expense (by utilizing the premiums already collected as discussed above), and SCE will record the corresponding insurance recovery from EIS by applying a required credit to the WEMA.
In May 2023, the CPUC allowed SCE to establish an expanded self-insurance program for wildfire-related costs that will be funded through CPUC-jurisdictional rates, in lieu of obtaining wildfire liability insurance from the commercial insurance market. Beginning on July 1, 2023, SCE implemented its customer-funded wildfire self-insurance program. In 2023 and 2024 SCE collected $150 million and $300 million, respectively, through CPUC-jurisdictional rates in support of SCE's customer-funded wildfire self-insurance program.
In July 2024, the CPUC issued a decision in the 2025 GRC proceeding authorizing this self-insurance framework to continue through at least 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. Through 2028, $300 million will be collected annually until a total available self-insurance accrual amount of $1.0 billion is achieved. If losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2028, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum annual contribution of $12.5 million per policy year. SCE's self-insurance program meets its obligation to maintain reasonable insurance coverage under AB 1054 for the January 1, 2025 through December 31, 2025 period.
Recoveries through Electric Rates

CPUC recoveries pre-AB 1054

Regulatory recovery of SCE's losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets in the period it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only directly comparable precedent in which a California investor-owned utility sought recovery for uninsured wildfire claims related costs and the CPUC made a prudency determination is SDG&E's requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire claims related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire claims related costs based on a determination that SDG&E did not meet the CPUC's prudency standard ("SDG&E Decision"). The SDG&E Decision is evidence of a California investor-owned utility seeking recovery for uninsured wildfire-related costs and FERC allowing recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that the utility did not meet the CPUC's prudency standard.
In August 2023, SCE filed an application to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of uninsured claims and associated costs, including legal costs and financing costs. In January 2025, the CPUC approved the TKM Settlement Agreement and closed the proceeding. Parties to the proceeding may file an application for rehearing through March 10, 2025. Under the TKM Settlement Agreement, SCE is authorized to recover 60%, or approximately $1.6 billion, of approximately $2.7 billion of losses, consisting of approximately $1.3 billion of uninsured claims paid as of May 31, 2024 and $0.3 billion of associated costs, composed of legal fees and financing costs incurred as of May 31, 2024 and estimated ongoing financing costs. SCE is also authorized to recover 60% of claims paid and related costs incurred after May 31, 2024, other than for $125 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. SCE will record a regulatory asset for recoveries permitted under the TKM Settlement Agreement in the first quarter of 2025. Under the TKM Settlement Agreement, SCE is also authorized to recover approximately $55 million of approximately $65 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Thomas and Koenigstein Fires.
In October 2024, SCE filed an application (the "Woolsey Application") to seek CPUC-jurisdictional rate recovery of $5.4 billion of prudently incurred losses related to the Woolsey Fire, consisting of approximately $4.4 billion of uninsured claims paid as of August 31, 2024 and $1.0 billion of associated costs, composed of legal and financing costs incurred as of August 31, 2024 and estimated ongoing financing costs. The CPUC may not allow SCE to recover uninsured losses related to the Woolsey Fire and through electric rates if it is determined that such losses were not prudently incurred. SCE is also seeking recovery of approximately $84 million in restoration costs in the proceeding. These assets are impaired if the restoration costs are permanently disallowed by the CPUC.
The CPUC did not make a determination regarding SCE's prudency when it approved the TKM Settlement Agreement. Therefore, notwithstanding CPUC approval of the TKM Settlement Agreement, SCE believes that the CPUC's interpretation and application of the prudency standard to SDG&E continues to create substantial uncertainty regarding how that standard will be applied to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019. Consequently, SCE is unable to estimate the uninsured CPUC-jurisdictional claims related costs related to the Woolsey Fire or Creek Fire, both pre-AB 1054 events, that are probable of future recovery, and will not record a regulatory asset for recoveries related to the Woolsey Fire or Creek Fire in connection with the approval of the TKM Settlement Agreement. SCE will continue to evaluate the facts and circumstances of cost recovery proceedings applicable to pre-AB 1054 wildfires to determine if and when a regulatory asset for pre-AB 1054 wildfire events may be recorded.
CPUC recoveries post-AB 1054
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
Each of the Other Wildfire Events discussed above, with the exception of the Creek Fire, was ignited after July 12, 2019, and SCE has held a valid safety certification since July 15, 2019. While a California investor-owned utility has not yet sought a prudency review related to recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and for investor-owned utilities holding a safety certification at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility's conduct is created. As such, SCE has concluded, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to those Other Wildfire Events occurring after AB 1054 that it has deferred as regulatory assets are probable of recovery through electric rates. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, including any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could create serious doubt as to the reasonableness of SCE's conduct relative to that fire. The CPUC may not allow SCE to recover uninsured losses related to the Other Wildfire Events through electric rates if it is determined that such losses were not prudently incurred.
FERC recoveries
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events. FERC recoveries are subject to refund, and SCE will continue to evaluate the probability of recovery of FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events based on available evidence, including any FERC decisions to allow or disallow recovery of FERC-jurisdictional wildfire related costs based on a state regulator's decision on whether to permit recovery of related costs. FERC recoveries related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events are subject to refund.
Subsequent events Eaton Fire
In January 2025, several wind-driven wildfires impacted portions of SCE's service area, causing loss of life, substantial damage and service outages for SCE customers. One of the largest of these wildfires, the Eaton Fire, ignited in SCE's service area in Los Angeles County and spread under conditions of an extreme Santa Ana windstorm.
According to preliminary information provided by CAL FIRE, the Eaton Fire burned approximately 14,000 acres; destroyed approximately 6,018 single residence structures, 3,146 other minor structures, 96 multiple residences and 158 mixed commercial/residential and nonresidential commercial structures; damaged approximately 750 residential structures, 260 other minor structures, 28 multiple residences and 35 mixed commercial/residential and nonresidential commercial structures and resulted in 17 confirmed civilian fatalities and 9 confirmed fire personnel injuries/illnesses. In addition, fire authorities have estimated suppression costs at approximately $100 million.
The Los Angeles County Fire Department is leading the investigation into the origin and cause of the Eaton Fire, with the assistance of CAL FIRE, and has identified a preliminary area of origin of the fire. SCE has transmission facilities in the preliminary area of origin. As part of its investigation, the Los Angeles County Fire Department has requested that SCE preserve in-place its equipment in the preliminary area of origin. The SED is also conducting an investigation with respect to the Eaton Fire.
Multiple lawsuits related to the Eaton Fire have been initiated against SCE and Edison International. SCE’s ongoing internal review into the facts and circumstances of the Eaton Fire is complex and will require significant time. SCE's review includes ongoing inspections of its facilities and records and of third-party information, including analysis of concerning images and videos that suggest a possible link to SCE's transmission facilities in the preliminary area of origin. As of February 27, 2025, based on the information it has reviewed, SCE has not determined whether its equipment was associated with the ignition of the Eaton Fire.
As required by applicable accounting standards, SCE is continuing to assess the likelihood of potential losses related to the Eaton Fire and cannot estimate the range of reasonably possible losses that could be incurred in connection with the Eaton Fire.
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
At December 31, 2024, SCE's recorded estimated minimum liability to remediate its 21 identified material sites (sites with a liability balance as of December 31, 2024, in which the upper end of the range of the costs is at least $1 million) was $232 million, including $154 million related to San Onofre. In addition to these sites, SCE also has 19 immaterial sites with a liability balance on December 31, 2024 for which the total minimum recorded liability was $3 million. Of the $235 million total environmental remediation liability for SCE, $222 million has been recorded as a regulatory asset. SCE expects to recover $35 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism), and $187 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $118 million and $2 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to approximately 35 years, though some sites may require a longer time period. Remediation costs for each of the next 5 years are expected to range from $9 million to $21 million. Costs incurred for years ended December 31, 2024, 2023 and 2022 were $17 million, $11 million and $7 million, respectively, and were included in the "Operation and maintenance" expense on the consolidated statements of income.
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
Nuclear Insurance
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $560 million for San Onofre and $16.3 billion for Palo Verde. As of January 1, 2024, SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($500 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States, which is participating in the loss sharing program, results in claims and/or costs which exceed the primary insurance at that plant site, all participating nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.
The ANI Facility Form coverage includes broad liability protection for bodily injury or offsite property damage caused by the nuclear energy hazard at San Onofre or Palo Verde, or while radioactive material is in transit to or from San Onofre or Palo Verde. The Facility Form, however, includes several exclusions. First, it excludes onsite property damage to the nuclear facility itself and onsite cleanup costs, but as discussed below SCE maintains separate Nuclear Electric Insurance Limited ("NEIL") property damage coverage for such events. Second, tort claims of onsite workers are excluded, but SCE also maintains an ANI Master Worker Form policy that can provide coverage for non-licensee workers. This program provides a shared industry aggregate limit of $500 million. Industry losses covered by this program could reduce limits available to SCE. Third, offsite environmental costs arising out of government orders or directives, including those issued under the Comprehensive Environmental Response, Compensation and Liability Act, also known as CERCLA, are excluded, with exceptions from clearly identifiable accidents.
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
If NEIL losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $17 million per year. Insurance premiums are charged to operating expense.
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
The following table summarizes SCE's future lease payments for operating leases as of December 31, 2024:

(in millions)	PPA Operating Leases	Other Operating Leases[1]
2025	$106	$64
2026	89	58
2027	84	54
2028	84	48
2029	85	41
Thereafter	698	104
Total lease payments	1,146	369
Amount representing interest	265	76
Lease liabilities	$881	$293
1Excludes escalation clauses based on consumer price or other indices and residual value guarantees that are not considered probable at the commencement date of the lease.
The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for PPA operating leases. The following table summarizes the components of SCE's lease expense:

	Years ended December 31,
(in millions)	2024	2023	2022
PPA leases:
Operating lease cost	$115	$503	$580
Variable lease cost[1]	1,700	2,277	2,661
Total PPA lease cost	1,815	2,780	3,241
Other operating leases cost	64	56	52
Total lease cost	$1,879	$2,836	$3,293
1Includes lease costs from legacy renewable energy contracts where payments are based on contingent external factors such as wind, hydro and solar power generation.

Other information related to leases was as follows:

	Years ended December 31,
(in millions, except lease term and discount rate)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from:
PPA operating leases	$115	$503	$580
Other operating leases	62	55	50

ROU assets obtained in exchange for lease obligations:
PPA operating leases	$11	$226	$20
Other operating leases	79	69	76

Weighted average remaining lease term (in years):
PPA operating leases	12.50	13.37	9.42
Other operating leases	8.86	9.56	10.38

Weighted average discount rate:
PPA operating leases	4.30%	4.30%	2.95%
Other operating leases	4.50%	4.22%	3.78%
Leases as Lessor
SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 15 to 65 years. During the years ended December 31, 2024, 2023 and 2022, SCE recognized lease income of $18 million, $17 million and $18 million, respectively, which is included in operating revenue on the consolidated statements of income. At December 31, 2024, the undiscounted cash flow expected to be received from lease payments for the remaining years is as follows:

(in millions)
2025	$12
2026	8
2027	8
2028	8
2029	7
Thereafter	118
Total	$161
Note 14. Equity
Common Stock
Stock Repurchase Programs
On December 12, 2024, the Edison International Board of Directors authorized a stock repurchase program effective February 20, 2025 for repurchase of up to $75 million of its common stock until February 18, 2026 ("2025 Repurchase Program"). The Repurchase Program will be used to offset dilution from common stock issued under Edison International's long-term incentive compensation programs and will be funded using Edison International's working capital.
The timing and the amount of any repurchased common stock will be determined by Edison International's management based on their evaluation of market conditions and other factors. The 2025 Repurchase Program may be executed through various methods, including open market purchases, privately negotiated transactions, and other transactions in accordance with applicable securities laws. Any repurchased shares of common stock will be retired. The 2025 Repurchase Program does not obligate Edison International to acquire any particular amount of common stock, and it may be suspended or discontinued at any time at its discretion.

On July 25, 2024, Edison International announced a stock repurchase program effective July 29, 2024 for repurchase of up to $200 million of its common stock until December 31, 2025 ("2024 Repurchase Program"). The 2024 Repurchase Program was used to offset dilution from common stock issued under Edison International's long-term incentive compensation programs and was funded using Edison International's working capital.
During the year ended December 31, 2024, Edison International repurchased and retired 2,412,203 shares under the 2024 Repurchase Program for an average price of $82.91 per share. As of December 31, 2024, no authorized repurchase amount remained under the 2024 Share Repurchase Program.
At-the-market Program
As of December 31, 2024, Edison International had not issued any shares through its "at-the-market" ("ATM") program established in August 2022. Under the ATM program, Edison International may sell shares of its common stock having an aggregate sales price of up to $500 million. Edison International has no obligation to sell the remaining shares available under the ATM program. On February 21, 2025, Edison International delivered notice to the agents to terminate the ATM program, which was effective February 24, 2025.
Preferred Stock
As of December 31, 2024, Edison International had 1,159,317 shares of 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") and 503,454 shares of 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") outstanding, each with a liquidation value of $1,000 per share. The dividends are payable on a semi-annual basis and will be reset every five years beginning on March 15, 2026 and March 15, 2027, for Series A Preferred Stock and Series B Preferred Stock, respectively, to equal the then-current five-year U.S. Treasury rate plus a spread.
In the first and second quarter of 2024, Edison International repurchased 20,000 shares and 9,000 shares, respectively, of its Series B Preferred Stock via open market repurchases for $19 million (at an average price of $952) and $9 million (at an average price of $967), respectively, including accrued and unpaid dividends. In December 2023, Edison International repurchased 29,186 shares of its Series A Preferred Stock and 133,323 shares of its Series B Preferred Stock via open market repurchases for $28 million (at an average price of $971) and $127 million (at an average price of $955), respectively, including accrued and unpaid dividends. In November 2023, Edison International, through a tender offer, repurchased 61,497 shares of its Series A Preferred Stock and 84,223 shares of its Series B Preferred Stock for $57 million (at an average price of $925) and $76 million (at an average price of $904), respectively, including accrued and unpaid dividends. Edison International recognized a total net gain of $1 million and $16 million for the years ended December 31, 2024 and 2023, respectively, from the repurchases as reflected in "Preferred stock dividend requirements of Edison International" on the consolidated statements of income.
Edison International may, at its option, redeem its preferred stocks in whole or in part during certain periods of time prior to each of the dividend reset dates at a price equal to $1,000 per share plus any accumulated and unpaid dividends. Edison International may also, at its option, redeem the preferred stocks in whole but not in part at a price equal to $1,020 per share plus any accumulated and unpaid dividends within a certain period of time following any change in the criteria rating agencies use that would have adverse effects on the equity credit attributed by rating agencies to the preferred stocks.
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
Preferred and Preference Stock of Utility
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. There were no preferred shares issued or outstanding as of December 31, 2024 and 2023.
Shares of SCE's preference stock rank senior to SCE's common stock with respect to dividend rights and distribution rights upon liquidation. SCE's outstanding preference shares are not subject to mandatory redemption and there is no sinking fund requirement for redemptions or repurchases of preference shares. There are no dividends in arrears for the preference shares.

The following table summarizes preference stocks (dividends declared per share are for 2024):

	Issue Date	Shares Outstanding	Redemption Price per Share	Dividends Declared per Share	December 31,
(in millions, except shares and per share amounts)					2024	2023
No par value (cumulative):
3-month SOFR+4.199% Series E	2012	—	$1,000	$24.418	$—	$350
5.10% Series G	2013	88,004	2,500	127.500	220	220
3-month SOFR+2.99% Series H	2014	—	2,500	187.776	—	275
5.375% Series J	2015	130,004	2,500	134.375	325	325
5.45% Series K	2016	120,004	2,500	136.250	300	300
5.00% Series L	2017	190,004	2,500	125.000	475	475
7.50% Series M	2023	220,004	2,500	199.479	550	550
6.95% Series N	2024	140,004	2,500	102.319	350	—
SCE's preference stock					2,220	2,495
Less: issuance costs					(45)	(52)
Edison International's preference stock of utility					$2,175	$2,443
Shares of Series E, G, H and L preference stock may be redeemed at par, in whole or in part. Shares of Series J, K, and M preference stock may be redeemed at par, in whole, but not in part, at any time prior to September 15, 2025, March 15, 2026, and November 22, 2028, respectively, if certain changes in tax or investment company law or interpretation (or applicable rating agency equity credit criteria for Series L and M only) occur and certain other conditions are satisfied. On or after September 15, 2025, March 15, 2026, and November 22, 2028, SCE may redeem the Series J, K, and M shares, respectively, at par, in whole or in part. For shares of Series J and K preference stock, distributions will accrue and be payable at a floating rate from and including September 15, 2025 and March 15, 2026, respectively. In May 2024, $350 million Series N preference stock was issued. The proceeds were used to redeem all of the Series E preference stock. In November 2024, Series H preference stock was redeemed.
Shares of Series G, H, J, K, L, M and N preference stock were issued to SCE Trust II, SCE Trust III, SCE Trust IV, SCE Trust V, SCE Trust VI, SCE Trust VII and SCE Trust VIII, respectively, special purpose entities formed to issue trust securities to the public. The trust securities do not have a maturity date and upon redemption of any shares of the series of preference stock, a corresponding dollar amount of the trust securities will be redeemed by the applicable trust. The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities, if and when the SCE's Board of Directors declares and makes dividend payments on the related preference stock.

Note 15. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, consist of:

	Edison International		SCE
	Years ended December 31,
(in millions)	2024	2023	2024	2023
Beginning balance	$(9)	$(11)	$(12)	$(8)
Pension and PBOP:
Other comprehensive (loss) income before reclassifications	7	(2)	1	(5)
Reclassified from accumulated other comprehensive loss[1]	2	1	2	1
Foreign currency translation adjustments	—	3	—	—
Change	9	2	3	(4)
Ending balance	$—	$(9)	$(9)	$(12)
1These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.
Note 16. Other Income, Net
Other income net of expenses is as follows:

	Years ended December 31,
(in millions)	2024	2023	2022
SCE other income (expense):
Equity AFUDC	$187	$157	$137
Increase in cash surrender value of life insurance policies and life insurance benefits	42	37	42
Interest income	250	261	80
Net periodic benefit income – non-service components	91	100	136
Civic, political and related activities and donations	(63)	(42)	(42)
Other	(14)	(16)	(16)
Total SCE other income, net	493	497	337
Other income (expense) of Edison International Parent and Other:
Net (losses) gains on equity securities	—	(3)	1
Interest income and other	9	6	10
Total Edison International other income, net	$502	$500	$348

Note 17. Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2024	2023	2022	2024	2023	2022
Cash payments (receipts):
Interest, net of amounts capitalized	$1,588	$1,401	$1,001	$1,306	$1,155	$864
Income taxes, net	51	—	(49)	78	—	(49)
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	318	299	282	430	360	350
Preference stock of SCE	—	9	8	—	9	8
Details of debt exchange:
Pollution-control bonds redeemed (2.625%)	—	(135)	—	—	(135)	—
Pollution-control bonds remarketed (4.50%)	—	135	—	—	135	—
SCE's accrued capital expenditures for the years ended December 31, 2024, 2023, and 2022 were $644 million, $680 million, and $652 million, respectively. Accrued capital expenditures are included in investing activities in the consolidated statements of cash flows in the period paid.
Note 18. Related-Party Transactions
Edison International and SCE provide and receive various services to and from its subsidiaries and affiliates. Services provided to Edison International by SCE are priced at fully loaded cost (i.e., direct cost of goods or service and allocation of overhead cost). Specified administrative services performed by Edison International or SCE employees, such as payroll and employee benefit programs, are shared among all affiliates of Edison International. Costs are allocated based on one of the following formulas: percentage of time worked, equity in investment and advances, number of employees, or multi-factor (operating revenue, operating expenses, total assets and number of employees). Edison International allocates various corporate administrative and general costs to SCE and other subsidiaries using established allocation factors.
For the years ended December 31, 2024 and 2023, SCE did not purchase wildfire liability insurance from EIS. Beginning on July 1, 2023, in lieu of obtaining wildfire liability insurance from the commercial insurance market, SCE implemented its customer-funded wildfire self-insurance program. For the year ended December 31, 2022, SCE purchased wildfire liability insurance for premiums of $273 million from EIS. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $93 million for the 12 months ended June 30, 2023 under which EIS provided insurance protection to SCE. SCE recorded the premium as insurance expense and recorded an equal amount of revenue due to customer funding through regulatory cost recovery mechanisms, therefore there was no earnings impact on SCE's consolidated statements of income. EIS recorded the premium as insurance revenue. On the Edison International consolidated statements of income, the EIS insurance revenue was eliminated with SCE's insurance expense, therefore the SCE customer revenues increased the earnings of Edison International. The amount of insurance expense and corresponding revenue was $44 million for the year ended December 31, 2023. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's consolidated balance sheets were $303 million and $355 million at December 31, 2024 and December 31, 2023, respectively. The expense for wildfire-related insurance premiums paid to EIS was $132 million and $213 million for the years ended December 31, 2023 and 2022, respectively.
Edison International Foundation ("EIXF") is an unconsolidated not-for-profit organization. Edison International does not have title to, and cannot receive contributions back from, EIXF. Edison International made contributions to EIXF of $19 million for the year ended December 31, 2024, which was reflected in "Other income, net" on Edison International's consolidated statements of income. There were no contributions in 2023 and 2022.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2024, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2024. Edison International's internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this filing, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects.

BUSINESS
CORPORATE STRUCTURE, INDUSTRY AND OTHER INFORMATION
Edison International was incorporated in 1987 as the parent holding company of SCE, a California public utility incorporated in 1909. Edison International also owns Trio, a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers.
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
Subsidiaries of Edison International
SCE – Public Utility
SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. As of December 31, 2024, SCE's total number of customers by class were as follows:

(in thousands)	2024	2023	2022
Residential	4,618	4,576	4,541
Commercial	611	610	609
Industrial	5	5	6
Public authorities	69	69	69
Agricultural and other	18	19	19
Total	5,321	5,279	5,244
CPUC and FERC rates decouple authorized revenue from the volume of electricity sales and the price of energy procured so that SCE has the opportunity to receive revenue equal to amounts authorized by the relevant regulatory agencies. As a result, the volume of electricity sold does not have a direct impact on SCE's financial results. See "SCE—Overview of Ratemaking Process—CPUC" and "—FERC" for further information.
Trio – Energy Service Provider
Trio is a global energy advisory firm providing integrated sustainability and energy solutions to commercial, industrial and institutional customers. Trio aims to provide energy solutions that address cost, carbon and complex choices for its customers.
Regulation of Edison International as a Holding Company
As a public utility holding company, Edison International is subject to the Public Utility Holding Company Act. The Public Utility Holding Company Act primarily obligates Edison International and its utility subsidiaries to provide access to their books and records to the FERC and the CPUC for ratemaking purposes.
Edison International is not a public utility and its capital structure is not regulated by the CPUC. The 1988 CPUC decision authorizing SCE to reorganize into a holding company structure, however, imposed certain obligations on Edison International and its affiliates. These obligations include a requirement that SCE's dividend policy continue to be established by the SCE Board of Directors as though SCE were a stand-alone utility company, and that the capital requirements of SCE, as deemed to be necessary to meet SCE's electricity service obligations, shall receive first priority from the Boards of Directors of Edison International and SCE. The CPUC has also promulgated Affiliate Transaction Rules, which, among other requirements, prohibit holding companies from (1) being used as a conduit to provide non-public information to a utility's affiliates and (2) causing or abetting a utility's violation of the rules, including providing preferential treatment to its affiliates.

Human Capital
At December 31, 2024, Edison International had an aggregate of 14,013 employees (excluding interns and employees on leaves of absence), of which 13,483 were full-time employees of SCE or its subsidiaries. In addition to employees, SCE's workforce includes a significant number of contract workers who support SCE's operations. Among these contract workers are Safety Tier 1 Contractors. SCE estimates, based on contractors' self-reported hours worked and a 2,080-hour work year, that there were approximately 8,798 full-time equivalent Safety Tier 1 Contractors supporting SCE operations during 2024. All Safety Tier 1 Contractors engaged in decommissioning activities at San Onofre are managed by the DGC. In addition to Safety Tier 1 Contractors, SCE also uses other contract workers to support its transmission and distribution, vegetation management, information technology and customer service activities.
Approximately 4,300 of SCE's employees are represented by the International Brotherhood of Electrical Workers ("IBEW"). In February 2023, the IBEW membership ratified new collective bargaining agreements for the period January 1, 2023 through December 31, 2025. SCE continues to negotiate agreements with additional employee groups who subsequently certified IBEW as their bargaining representative. A substantial number of SCE's contract workers are also unionized.
Edison International focuses on various human capital measures and objectives in managing its business, including measures and objectives related to safety, diversity, equity and inclusion and workforce continuity.
Safety
Safety is the first of Edison International’s core values. Edison International is committed to fostering and maintaining a safe environment for its employees, contract workers, customers, and the public. Over the past several years, Edison International has intensified its efforts to improve workforce safety, including an increased focus on, and investment in, maturing a culture of safety ownership among its workforce that empowers employees and contract workers to own their safety, support their team members' safety and contribute to a safe work environment.
Edison International takes efforts to eliminate fatalities and serious injuries, and reduce all injuries in our employee and contractor workforce. Edison International also continues to enhance its workforce safety culture. For instance, SCE uses safety culture assessments for both employee and contractors to measure progress toward improving safety culture. Additionally, all full-time employees are provided with regular safety-related training, particularly for those who work in proximity to high-voltage electrical equipment and other high-risk activities.
SCE has implemented a people and systems safety plan for high hazard organizations. This plan is driven by SCE’s Safety Management System (“SMS”) and safety culture improvement efforts. Foundational to the SMS is the safety risk management pillar that identifies and prioritizes risks and mitigations based on several factors, including worker and leader input. The SMS strives to enable safety culture improvements for leader ownership and accountability. Examples of key risk mitigations targeted by the SMS include reducing the risk of electrical contact in underground structures and implementing new work methods to reduce fall risk.
In 2024, SCE increased oversight of its contracted workforce through hiring of additional safety advisors and utilization of third-party observers. Similar to prior years, SCE implemented contractor initiatives to provide additional education on safe work practices, enhance risk awareness and better streamline understanding of SCE expectations. As part of SCE’s safety protocols and contractor safety efforts, it forms incident review teams to address all contractor serious injury incidents, and related corrective actions. The respective contractors are then required to perform a cause evaluation to determine causes and learnings for each incident. Incident review outcomes including any work practice changes, rule updates, and new tools are shared and communicated to SCE employees and contractors for their knowledge, awareness, and implementation.

Edison International also uses various measures to assess safety performance, including, without limitation, fatalities and serious injury rates for employees and contract workers. The following represents data for 2024:

Employee work-related fatalities	0
Employee EEI Serious Injuries	18
Employee EEI SIF Rate[1]	0.126
Employee DART Rate[2]	1.53
Contractor work-related fatalities[3]	5
Safety Tier 1 Contractor EEI Serious Injuries[3]	13
Safety Tier 1 Contractor EEI SIF Rate[1,3]	0.20
Safety Tier 1 Contractor DART Rate[2,3]	0.34
1EEI SIF Rate is calculated by multiplying the total number of 2024 EEI SIF incidents (classified by SCE on or before January 16, 2025) by 200,000 and then dividing by the total number of reported hours worked.
2DART Rate is calculated by multiplying the number of 2024 DARTs (reported to SCE on or before January 10, 2025 for Safety Tier 1 Contractors and classified as a DART by SCE on or before January 16, 2025 for employees) by 200,000 and then dividing by the total number of reported hours worked. The 2025 DART Rates may change based on information received by SCE after January 10, 2025, for Safety Tier 1 Contractors and after January 16, 2025 for employees.
3Represents SCE contractor safety data and data provided by the DGC for contractors that undertake a significant scope of decommissioning activities at San Onofre.
Diversity, Equity and Inclusion
Edison International believes that a merit-based work environment that includes people with diverse skills, experiences and perspectives is an important driver of success. This merit-based inclusive approach supports a workforce that reflects the customers and communities it serves and enables Edison International to continue to earn public trust and drive better business outcomes. At Edison International, on average, employees in the same role regardless of race/ethnicity or gender identification receive equal pay for equal work. Similar to broader society, when looking at gender or race/ethnicity-specific groups across Edison International without regard to role, female employees and Black and Hispanic employees do not receive comparable pay to male and White employees, respectively, due to lower representation of female, Black and Hispanic employees in higher paying jobs. Edison International is committed to broad recruitment and use of merit-based hiring practices to attract and retain top talent.
The table below provides Edison International's employee diversity data1 as of December 31, 2024:

	Employees[2]	Leaders[3]	Executives[4]
Females	31%	28%	41%
Racially/ethnically diverse[5]	64%	56%	37%
Racially/ethnically or gender diverse[5]	73%	64%	61%
1Calculated using the guidelines SCE uses to calculate the diversity data it reports to the United States Equal Employment Opportunity Commission.
2Excludes interns and employees on a leave of absence.
3"Leaders" represents all non-executive manager and supervisor level employees.
4"Executives" represents all officers and all director level employees.
5Excludes employees of Trio's subsidiary Alfa Energy Ltd. Alfa Energy Ltd.’s workforce is based in the United Kingdom and does not track race/ethnicity data due to regulatory restrictions.
To support Edison International's diversity, equity and inclusion efforts, Executives and Leaders are offered training and tools to promote teams that include people with diverse skills, experiences and perspectives. Edison International uses various measures to assess success of its workforce development initiatives, including without limitation, monitoring hiring, promotion and turnover rates.
Workforce Continuity
Edison International is committed to identifying and developing the talents of its workforce and takes a variety of steps to increase employee engagement and provide employees opportunities for growth. Employees are offered training opportunities, including an onboarding program, technical training, required ethics and compliance training and optional trainings to support career development. SCE estimates that over 95% of active SCE employees completed all assigned training required to be completed in 2024 as part of SCE's enterprise-wide training program. Employees may also be required to take additional trainings based on their job function.
Employees receive competitive compensation packages which include a wide selection of health plans, a 401(k) savings plan with a company match, wellness programs and initiatives, tuition reimbursement, competitive vacation/holiday program, professional development, volunteer programs, employee assistance program, and a philanthropy and matching contribution program.
Edison International uses various measures to assess employee engagement and satisfaction, including, without limitation, conducting regular employee engagement surveys and monitoring turnover. Edison International Parent and SCE's combined Turnover Rate was 7.9% and 5.4% in 2024 and 2023, respectively.
Executives engage in succession planning for leadership positions within the organization. Edison International's and SCE's Boards of Directors also engage in succession planning and talent development discussions for senior officers.
Edison International's Sustainability Report is available at http://www.edison.com/sustainability. The report and any other information contained on, or connected to, this website are not deemed part of, and are not incorporated by reference into, this Annual Report on Form 10-K.
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
The CAISO is conducting transmission planning studies to identify transmission needed to meet a 30 million metric ton GHG emissions target by 2030 set by the CPUC for California's electricity sector to support California's target of reducing overall GHG emissions statewide.
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
Other Regulatory Agencies
The construction, planning and project site identification of SCE's transmission lines and substation facilities require compliance with various laws and approval of many governmental agencies in addition to the CPUC and FERC. These include various state regulatory agencies depending on the project location; the U.S. Environmental Protection Agency and other environmental, land management and resource agencies such as the Bureau of Land Management, the U.S. Forest Service, the California Department of Fish and Wildlife, the California Coastal Commission, and the State Water Resources Control Board. In addition, to the extent that SCE transmission line projects pass through lands owned or controlled by Native American tribes, consent and approval from the affected tribes and the Bureau of Indian Affairs are also necessary for the project to proceed.
Compliance with Government Regulations
SCE incurs significant costs to comply with government regulations. These costs, which include operation and maintenance expenses and capital expenses, include without limitation: costs incurred to maintain wildfire insurance coverage required under AB 1054; comply with environmental regulations, including licensing requirements, regulations governing California's renewable energy standards and regulations governing the decommissioning of San Onofre; land use and construction regulations; privacy and cybersecurity regulations; and Occupational Safety and Health Administration regulations. SCE also incurs operation and maintenance expenses and capital expenses to comply with requirements set forth in various regulatory decisions, including costs incurred to implement its approved capital projects and safety programs such as its WMPs.
Most costs incurred by SCE to comply with government regulations are authorized in its CPUC and FERC general rate cases and, are therefore, recovered through electric rates. To the extent SCE incurs costs to comply with government regulations above those that are authorized, or prior to obtaining authorization for recovery through rates (for instance certain costs incurred in line with SCE's obligations under its WMPs and tracked in wildfire mitigation-related memorandum accounts), SCE will seek recovery of such costs through electric rates to the extent they are eligible for recovery. There is no assurance that SCE will be allowed to fully recover these costs. For further information on wildfire mitigation and wildfire insurance costs, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings."
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
SCE's 2021 GRC authorized revenue requirements for 2021, 2022, 2023 and 2024 of $6.9 billion, $7.3 billion, $7.7 billion and $8.4 billion, with the approved revenue requirement for 2024 being subject to adjustments for SCE's 2024 cost of capital and expanded customer-funded self-insurance for wildfire-related claims. In May 2023, SCE filed its 2025 GRC application for the four-year period of 2025 – 2028. For further discussion of the 2025 GRC, see "Management Overview – 2025 General Rate Case" in the MD&A.
By May 15 in the year preceding each GRC application filing date, SCE is required to file a Risk Assessment and Mitigation Phase ("RAMP") application with the CPUC to provide information about SCE's assessment of its key safety risks and its proposed programs and spending for mitigating those risks. SCE filed its RAMP application for the 2025 GRC in May 2022. The information developed during the RAMP informs SCE's proposed projects and funding requests in the subsequent phase of the GRC.
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
SCE's currently authorized cost of capital for 2025 consists of: cost of long-term debt of 4.58%, cost of preferred equity of 6.42% and ROE of 10.33%. Based on these cost factors and the capital structure discussed above, SCE’s weighted average return on rate base will be 7.66% for 2025.
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
Under the 2021 GRC final decision, SCE can recover WCCP expenditures up to 110% of authorized WCCP amounts and up to 115% of authorized vegetation management expenses without being subject to after-the fact reasonableness review. SCE can seek recovery of WCCP amounts above 110% of authorized levels and vegetation management expenses above

115% of authorized levels through reasonableness review applications. "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings—2021 GRC Wildfire Mitigation Memorandum Account Balances."
SCE's cost-recovery mechanism for its fuel and purchased power-related costs is facilitated in three main balancing accounts, the ERRA, the PABA, and the new system generation balancing account ("NSGBA"). For all three accounts, SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA and the PABA. The trigger mechanism requires SCE to request an expeditious rate change if the sum of the ERRA balance and the bundled service customers' pro-rata share of the PABA balance exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the aggregate overcollection or undercollection to fall below 5% of SCE's prior year generation rate revenue within 120 days. For 2025, SCE estimates the 4% and 5% trigger amounts to be approximately $234 million and $292 million, respectively.
For 2024, the 4% and 5% trigger amounts were approximately $258 million and $323 million, respectively. As of December 31, 2024, the ERRA was overcollected by approximately $854 million, the PABA was undercollected by approximately $800 million, and the NSGBA was undercollected by approximately $54 million. In December 2024, the CPUC approved SCE incorporating these year-end balances into customer rates in January 2025.
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
The FERC ROE is currently fixed at 10.3% and does not separately reflect any adders. The FERC ROE would only change if a different ROE is approved by the FERC in a new proceeding. For further information on the FERC formula rates, related transmission revenue requirements and rate changes, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings—2025 FERC Formula Rate Annual Update" in the MD&A.
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
SCE has a two-tier residential rate structure. The first tier is priced below the average rate and is intended to cover the customer's essential electricity needs. The second tier is priced at 29% more than the first tier. The CPUC has ordered a transition from tiered to time-of-use ("TOU") rates for most residential customers unless they opt to stay on the tiered rate structure. The TOU rate structure is the current default rate and also incorporates the two-tier structure through a baseline credit applied to approximately 300 kWh a month. Under a TOU rate structure, rates are based on the time of day and the season. TOU rates are typically lower early in the day, overnight, and on the weekends when energy resources are less in demand. SCE completed a multi-year transition to TOU rates in June 2022, and, as of December 31, 2024, approximately 60% of residential customers are on TOU rates. To recover a portion of the fixed costs of serving no- or low-usage residential customers, SCE assesses both fixed charges of less than $1 per month, and a minimum charge of $10 per month ($5 for low-income customers). In May 2024, the CPUC authorized a residential class Basic Service Charge (i.e., fixed charge) with three tier level graduations. The Basic Service Charge graduations are based on participation in income-qualified programs. Customers in the California Alternative Rates for Energy (CARE) and Family Electric Rates Assistance (FERA) programs receive Basic Service Charges that are respectively 25% and 50% of the $24.15 fixed charge applicable to all other residential customers. The newly adopted fixed charges will be implemented in the fourth quarter of 2025. SCE will continue to offer financial assistance programs (CARE and FERA) that provide significant discounts to customers who qualify for bill assistance based on their household size and income. For information on residential rates for customers with renewable generation systems, see "—Competition" below.
Purchased Power and Fuel Supply
SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. SCE estimates that approximately 19% of power delivered to SCE's customers in 2024 came from SCE's own generating facilities.
Natural Gas Supply
SCE requires natural gas to fuel its Mountainview and peaker plants, which are generation units that operate in response to wholesale market signals related to power prices and reliability needs. The physical natural gas purchased by SCE is sourced in competitive interstate markets at trading points on the SoCalGas local distribution company system. SoCalGas is the primary provider of intrastate pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility that resulted in reduced capacity and usage of the facility. Currently, Aliso Canyon is authorized to operate at up to 79% of its maximum capacity. CPUC has established a biennial assessment process to evaluate the reliability and cost impacts of minimizing or eliminating reliance on Aliso Canyon. To date, SCE has found that gas storage-use restrictions combined with SoCalGas pipeline maintenance constraints contributed to increased electricity costs for customers but did not impact grid reliability. However, there is no certainty that these restrictions or pipeline constraints will not impact grid reliability in the future. Price increases faced by customers would not affect SCE's earnings because SCE expects recovery of these costs through the ERRA balancing account or other CPUC approved procurement plans. However, these higher prices may impact cash flow due to the timing of those recoveries. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including an Order Instituting Investigation issued by the CPUC in February 2017 to consider the feasibility of minimizing or eliminating the use of the Aliso Canyon facility. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including accelerating existing contracts for new capacity, procuring energy storage from third-parties, contracting for design, build, and transfer of utility-owned storage, procuring additional demand response and contracting for firm gas transportation capacity.
CAISO Wholesale Energy Market
The CAISO operates a wholesale energy market primarily in California through which competing electricity generators offer their electricity output to market participants, including electricity retailers. The CAISO schedules power in hourly increments with hourly prices through a day-ahead market in California and schedules power in fifteen-minute and five-minute increments with fifteen-minute and five-minute prices through two real-time markets that cover California and portions of ten neighboring states through the Western Energy Imbalance Market. Both markets optimize energy procurement, ancillary service procurement, unit commitment and congestion management. SCE participates in the day-ahead and real-time markets for the sale of its own generation and generation under contract and for purchases for its load requirements. In December 2023, the FERC approved an Extended Day-Ahead Market ("EDAM"), giving utilities in the Western Energy Imbalance Market the option of joining a centralized day-ahead market run by the CAISO. The EDAM gives utilities an opportunity to lock in energy prices a day in advance, and thereby substantially avoid volatility in the real-time energy market.
The CPUC's Resource Adequacy program imposes resource adequacy requirements on load-serving entities like SCE that are designed to provide sufficient resources to the CAISO to ensure the safe and reliable operation of the grid in real time. The CPUC has adopted a central procurement structure in SCE's distribution service area for local resource adequacy that transfers the responsibility for procuring local resource adequacy from other local load-serving entities to SCE as a central procurement entity ("CPE") for its distribution service area. Under this structure, while SCE procures local resource adequacy to meet the local resource adequacy requirement for its distribution service area, other load-serving entities can also procure their own local resources. Load-serving entities that procure their own local resources can: (i) sell the capacity to SCE, (ii) utilize the resources, or (iii) voluntarily show the resources to meet their own needs, thereby reducing the amount of local resource adequacy the CPE will need to procure and reducing the total CPE procurement costs shared by all load-serving entities in that distribution service area.

Following state-wide rotating outages in August 2020 that impacted a significant number of SCE's customers, the CPUC has taken action towards ensuring reliable electric service in the event that an extreme heat events occur during summer. The CPUC has issued decisions requiring at least an aggregate of 15,500 MW of additional net qualifying renewable or zero-emitting capacity to be procured collectively by all of the load-serving entities subject to the CPUC’s Integrated Resource Planning purview. The aggregate additional capacity is required by 2028, with 2,000 MW required by 2023, an additional 6,000 MW required by 2024, an additional 1,500 MW required by 2025, an additional 2,000 MW required by 2026, an additional 2,000 MW required by 2027, and an additional 2,000 MW of long-lead time resources, comprised of 1,000 MW of long-duration storage and 1,000 MW of firm zero-emitting resources required by 2028; 2,500 MW of the aggregate procurement requirement through 2025 must be through generation or generation paired with storage.
SCE's allocation of the requirements is 705 MW by 2023, 2,114 MW by 2024, 529 MW by 2025, 684 MW by 2026, 684 MW by 2027, and 705 MW of long-lead time resources, comprised of 353 MW of long-duration storage and 352 MW of firm zero-emitting resources by 2028, for a total of 5,421 MW; 880 MW of the aggregate procurement requirement through 2025 must be through generation or generation paired with storage.
SCE has met its capacity requirements through 2027, and its long-duration storage requirement for 2028. SCE expects to meet its firm zero-emitting requirement in the first quarter of 2025, which will fully satisfy SCE’s overall procurement requirements. As of December 31, 2024, SCE had procured approximately 5,583 MW of additional qualifying renewable or zero-emitting capacity with expected online dates in 2023 through 2028; approximately 1,900 MW of this capacity has come online. SCE has procured approximately 658 MW (and expects to have 729 MW, fully meeting the requirements, in the first quarter of 2025) of qualifying capacity with expected online dates by 2028 toward the long-duration storage and firm-zero emitting resource procurement requirements. SCE has procured the capacity and generation needed to meet its 880 MW aggregate procurement requirement for generation or generation paired with storage by 2025, but some of that generation is not expected to come online until 2026 and 2027. In September 2024, the CPUC issued a decision allowing temporary zero-emitting or RPS-eligible incremental bridge resources to meet the 2025 procurement requirement for generation or generation paired with storage. This allows SCE to use certain temporary bridge resources for up to three years to meet its 880 MW procurement requirement for generation or generation paired with storage by 2025, until its contracted resources expected to come online in 2026 and 2027 are online. SCE has procured sufficient temporary bridge resources to meet the 880 MW procurement requirement by 2025 until its other contracted resources come online in 2026 and 2027.
In February 2024, the CPUC adopted a decision approving SCE’s integrated resource plan identifying the resources needed to meet California’s greenhouse gas emissions and reliability targets and authorizing SCE to procure the resource needs identified in its plan. Additionally, the CPUC approved a process to request extensions of the 2028 procurement requirement for long-duration storage and firm zero-emitting resources to no later than 2031. The CPUC also denied SCE’s request for extension of the 2025 aggregate procurement requirement for generation or generation paired with storage to 2027, although a subsequent decision issued in September 2024 allowed temporary zero-emitting or RPS-eligible bridge resources to meet the requirement as discussed above.
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
California law requires bundled service customers to remain financially indifferent to departing load customers and to the mass return of departing load customers in the event of an Electric Service Provider or CCA's failure or other service termination. The CPUC has issued a series of decisions designed to avoid cost shifting in the context of departing load, including revising the power charge indifference adjustment methodology to effectively address the cost shifts to bundled service customers.
Investor-owned utilities serve as the default providers of last resort in their respective service areas and can be significantly impacted by the Electric Service Providers or CCAs failing or otherwise exiting the market. In March 2021, the CPUC initiated a rulemaking to examine the risks of catastrophic failures by Electric Service Providers or CCAs on investor-

owned utilities and the need for any changes in the regulatory framework to increase consumer protections and financial security requirements, among other measures. As part of this rulemaking, the CPUC will also examine under what requirements a CCA or Electric Service Provider may assume the provider of last resort obligation from an investor-owned electric utility in some or all of the utility’s service area.
As of year-end 2024, SCE had twelve CCAs serving customers in its service area that represented approximately 21% of SCE's total service load. While one CCA terminated service and mass returned its customers to SCE’s bundled service in 2024, one CCA expanded in SCE's service area in 2024 and two CCAs expanded in SCE's service area in 2023. One expanded CCA has been approved by the CPUC to serve customers in SCE's service area in 2025. Based on recent load statistics, SCE anticipates that Direct Access and CCA load will be approximately 16% and 21% of its total service load by the end of 2025, respectively.
Customer-owned power generation and storage alternatives, such as rooftop solar facilities and battery systems, are increasingly installed by SCE's customers behind SCE's revenue meter as a result of technological developments, federal and state subsidies, and declining costs of such alternatives. Beginning in 2020, and subject to certain exceptions, most newly built homes in California are required to have solar installations.
California legislation passed in 1995 encouraged private residential and commercial investment in renewable energy resources by requiring SCE and other investor-owned electric utilities to offer a NEM billing option to customers who install eligible power generation systems to supply all or part of their energy needs. NEM customers are interconnected to SCE's grid and credited for the net difference between the electricity SCE supplied to them through the grid and the electricity the customer exported to SCE over a 12-month period. SCE is required to credit the NEM customer for most of the power they sell back to SCE at the retail rate. Through the credit they receive, NEM customers effectively avoid paying certain grid-related costs. NEM customers are also exempted from some non-bypassable, standby and departing load charges and interconnection fees. Electric Service Providers and CCAs may, but are not required by law to, offer NEM rates.
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
In August 2020, the CPUC initiated a rulemaking to develop a successor to the NEM tariffs. In December 2022, the CPUC issued a final decision adopting a Net Billing Tariff (NBT) that decoupled export compensation from the retail rate, which lowers the subsidy compared to NEM. Under the final decision, the CPUC deferred consideration of whether to assess a grid participation charge to address the costs participating customers avoid by reducing the electricity they purchase from SCE and whether to adopt other mechanisms that would allow SCE to recover its cost of service and the costs of many public policy programs to another pending proceeding. The final decision also provides an enhanced subsidy for lower income customers and customers who pair rooftop solar with energy storage systems. The final decision does not apply to existing NEM customers until after they have completed twenty years on their existing NEM tariff, at which time they will move to the new, reduced NBT tariff.
The effect of these types of competition on SCE generally is to reduce the amount of electricity purchased from SCE by retail customers. Customers who use alternative electricity sources typically continue to use and pay for SCE's transmission and distribution services; however, current NEM customers use, but do not pay the full cost for, those services. While changes in volume or rates generally do not impact SCE's earnings activities, decreased retail electricity sales by SCE has the effect of increasing utility rates because the costs of the distribution grid are not currently borne by all customers that benefit from its use. However, in a recent Decision, issued in May of 2024, the CPUC authorized a Base Service Charge for all residential rates, which will be implemented starting in late 2025. The Base Service Charge recovers a portion of the fixed costs of providing service. See "Risk Factors—Risks Relating to Southern California Edison Company—Competitive and Market Risks."
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

Properties
SCE supplies electricity to its customers through extensive transmission and distribution networks. Its transmission facilities, which are located primarily in California but also in Nevada and Arizona, deliver power from generating sources to the distribution network and consist of approximately 13,000 circuit-miles of lines ranging from 55 kV to 500 kV and approximately 80 transmission substations. SCE's distribution system, which takes power from distribution substations to customers, consists of approximately 38,000 circuit-miles of overhead lines, approximately 32,000 circuit-miles of underground lines and approximately 730 distribution substations.
At December 31, 2024, SCE had ownership interests in generating and energy storage facilities, primarily located in California, with approximately 7,000 MW of net physical capacity, of which SCE's pro-rata share is approximately 3,500 MW. SCE's pro rata share includes approximately 63 MW of capacity from facilities that were not operational or out of service at December 31, 2024 and excludes retired facilities. In addition, SCE owns two utility storage facilities in SCE’s service area with an aggregate capacity of 312.5 MW and a third 225 MW facility is expected to be in-service in 2025. See "Liquidity and Capital Resources—Capital Investment Plan—Utility Owned Storage Projects " in the MD&A.
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
SCE owns and operates hydroelectric plants and related reservoirs, the majority of which are located in whole or in part on U.S.-owned lands and are subject to FERC licenses. Slightly over half of these plants have FERC licenses that expire at various times through 2046. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When existing licenses expire, the FERC has the authority to issue new licenses to third parties that have filed competing license applications, but only if their license application is superior to SCE's and then only upon payment of specified compensation to SCE. New licenses issued to SCE are expected to contain more restrictions and obligations than the expired licenses because laws enacted since the existing licenses were issued require the FERC to give environmental objectives greater consideration in the licensing process. In addition, SCE expects additional opposition to new licenses by environmental stakeholder groups. If, in the future, SCE decides to, or is forced to, decommission one or more hydroelectric projects, the costs related to the decommissioning will be substantial. The CPUC approved SCE recovering a portion of estimated decommissioning costs for hydroelectric projects in the 2021 GRC. SCE intends to sell, subject to regulatory approval, a portion of its hydroelectric facilities comprising of approximately 17 MW of capacity by 2027.
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
SOUTHERN CALIFORNIA WILDFIRES
Unprecedented weather conditions in California due to climate change have contributed to wildfires, including those where SCE's equipment has been alleged to be associated with the fire's ignition, that have caused loss of life and substantial damage in SCE's service area, including as recently as January 2025. Multiple factors have contributed to increased wildfire activity and faster progression of wildfires across SCE's service area and in other areas of California in recent years. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, increased incidence of dry lightning, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of damage caused by wildfires. SCE has determined that approximately 27% of its service area is in areas identified as high fire risk, and SCE's service area remains susceptible to additional wildfire activity.
In response to worsening conditions and wildfire activity in its service area, SCE has been, and will continue to be, focused on developing and implementing plans aimed at reducing the risk of SCE equipment contributing to the ignition of wildfires. In addition, California must also continue to increase its investment in wildfire prevention and fire suppression capabilities.

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
2019 Wildfire Legislation
In July 2019, AB 1054 was signed by the Governor of California and became effective immediately. In addition to a revised prudency standard, AB 1054 provided for the Wildfire Insurance Fund for the benefit of the three California investor-owned utilities participating in the fund, PG&E, SCE and SDG&E. The summary of the wildfire legislation below and elsewhere within this report is based on SCE's interpretation of AB 1054.
AB 1054 Prudency Standard
Under AB 1054, the CPUC must apply a revised framework when assessing the prudency of a utility in connection with a request for recovery of wildfire costs for wildfires ignited after July 12, 2019. Under AB 1054, the CPUC is required to find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Prudent conduct under the AB 1054 standard is not limited to the optimum practice, method, or act to the exclusion of others, but rather encompasses a spectrum of possible practices, methods, or acts consistent with utility system needs, the interest of ratepayers, and the requirements of governmental agencies. AB 1054 also clarifies that the CPUC may determine that wildfire costs may be recoverable, in whole or in part, by taking into account factors within and outside the utility's control, including humidity, temperature, and winds. Further, utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent. The new prudency framework will survive the termination of the Wildfire Insurance Fund.
Utilities participating in the Wildfire Insurance Fund that are found to be prudent are not required to reimburse the fund for amounts withdrawn from the fund. Participating utilities can request recovery of wildfire costs through electric rates if the fund has been exhausted.
Wildfire Insurance Fund
AB 1054 provided for the Wildfire Insurance Fund to reimburse a participating utility for payment of third-party damages claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the insurance coverage required to be maintained under AB 1054. The Wildfire Insurance Fund was established in September 2019 and is available for claims related to wildfires ignited after July 12, 2019 that are determined by the responsible government investigatory agency or a court to have been caused by a utility or are asserted to have been caused by a utility and result in a court-approved dismissal resulting from the settlement of third-party damage claims.
SCE and SDG&E collectively made their initial contributions totaling approximately $2.7 billion (SCE share is $2.4 billion) to the Wildfire Insurance Fund in September 2019. Upon its emergence from bankruptcy, on July 1, 2020, PG&E made its initial contribution of approximately $4.8 billion to the Wildfire Insurance Fund. PG&E, SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $3.0 billion (SCE share is $950 million) to the Wildfire Insurance Fund through annual contributions to the fund over a 10-year period by no later than January 1 of each year, of which they have made six annual contributions totaling approximately $1.8 billion (SCE share is approximately $570 million). In addition to PG&E's, SCE's and SDG&E's contributions to the Wildfire Insurance Fund, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their customers over a 15-year period through a dedicated rate component. The amount collected from customers may be directly contributed to the Wildfire Insurance Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Insurance Fund, the amount collected from utility customers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Insurance Fund.
SCE's contributions to the Wildfire Insurance Fund are not recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Insurance Fund. For information on the accounting impact of SCE's contributions to the Wildfire Insurance Fund see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054 " in this report.
Reimbursement from Wildfire Insurance Fund and AB 1054 Liability Cap
Until the fund administrator determines that the fund will be terminated, participating investor-owned utilities are expected to be reimbursed from the Wildfire Insurance Fund for eligible claims, on a first come, first served basis, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject to the AB 1054 Liability Cap. If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base in the year of the prudency determination. Based on SCE's weighted-average 2024 transmission and distribution rate base, excluding general plant and intangibles, and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Insurance Fund for amounts disallowed in 2024 would have been capped at approximately $3.9 billion. SCE will calculate the AB 1054 Liability Cap for amounts disallowed in 2025 after a final decision in the 2025 GRC is approved.
SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Insurance Fund and, consequently, the AB 1054 Liability Cap will terminate when the administrator determines that the fund has been exhausted.
Safety Certification and Wildfire Mitigation Plan
Under AB 1054, SCE can obtain an annual safety certification upon approval by OEIS of certain requirements, including an approved WMP. Under AB 1054, SCE is also required to submit a comprehensive WMP to the CPUC at least once every three years for review and approval. Each such comprehensive plan is required to cover at least a three-year period. In addition, SCE anticipates updating its comprehensive three-year plans annually in the intervening years.
SCE submitted its 2023 – 2025 WMP in March 2023. The OEIS approved SCE's 2023 – 2025 WMP in October 2023 and the CPUC ratified the OEIS approval in November 2023. The OEIS approved SCE's 2025 WMP update in October 2024 and the CPUC ratified the OEIS approval in January 2025.
On December 11, 2024, OEIS issued SCE's safety certification, which will be valid for 12 months from the date of issuance. Notwithstanding its 12-month term, if SCE requests a new safety certification by September 12, 2025, then its current safety certification will remain valid until OEIS acts on SCE's request.
Public Safety Power Shutoffs
In addition to the investments SCE is making as part of its WMP, SCE also uses Public Safety Power Shutoffs ("PSPS") to proactively de-energize power lines as a last resort to mitigate the risk of catastrophic wildfires during extreme weather events.
SCE initiated PSPS 12 times in 2020 as part of its wildfire mitigation efforts resulting in an aggregate of approximately 268 million customer minutes interrupted. Since 2020, on a risk informed basis, SCE has made and continues to make significant investments and progress in improving its PSPS protocols. SCE initiated PSPS 21 times in 2024 resulting in approximately 224 million customer minutes interrupted. As of February 20, 2025, SCE initiated PSPS two times in 2025 resulting in approximately one billion customer minutes interrupted primarily in Los Angeles, Riverside, San Bernardino, and Ventura counties under conditions of severe windstorm events.

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
SCE may be subject to penalties for noncompliance with customer notification and post event reporting requirements related to PSPS events initiated after 2020. In April 2023, the SED issued a Notice of Violation to SCE for noncompliance with customer notification and other CPUC requirements related to PSPS events in 2021. In November 2024, the CPUC approved an Administrative Consent Order and Agreement between SED and SCE to resolve all issues involving the 2021 PSPS events, resulting in financial penalties totaling $2.4 million. SCE has made and continues to make significant investments and progress in improving its PSPS protocols, including through increased automation of customer notifications.
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
Approximately 73% of SCE's sources of utility-owned generation were carbon-free in 2024. SCE estimates that approximately 19% of power delivered to SCE's customers in 2024 came from SCE's own generating facilities, with approximately 9% nuclear, 4% large hydroelectric, less than 1% small hydroelectric, and less than 1% solar generation. Approximately 5% were natural gas sources. Since 2010, SCE has reported its annual GHG emissions from utility-owned generation each year to the U.S Environmental Protection Agency by March 31 of the following year. SCE's 2024 GHG emissions from utility-owned generation are estimated to be approximately 1,100,000 metric tons.
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
California has adopted RPS targets that require California retail sellers of electricity to provide certain percentages of energy sales from renewable resources defined in the statute, including 33% of retail sales by December 2020; 44% of retail sales by December 2024, 52% of retail sales by December 2027, and 60% of retail sales by December 2030. Approximately 35% of SCE's supply portfolio in 2020 came from renewable sources eligible under California's RPS, of which 32% was delivered to customers and 3% was sold for resale. As such, SCE met California's 2020 RPS target. Approximately 38% of SCE's supply portfolio in 2024 came from renewable sources eligible under California's RPS, of which 34% was delivered to customers and 4% was sold for resale. With the use of excess procurement from prior years, as allowed under the RPS program, SCE expects to meet California’s 44% RPS requirement for 2024. SCE's climate change objectives align with California's requirements. Separate from RPS targets, California requires the following percentages of retail sales of electricity to California end-use customers must be from carbon-free resources by the following deadlines: 90% by December 31, 2035, 95% by December 31, 2040, and 100% by December 31, 2045. California also requires each state agency to ensure that carbon-free resources supply 100% of electricity procured on its behalf by December 31, 2035. SCE plans to propose for CPUC approval new programs to help state agency customers meet their accelerated 100% clean power needs. SCE estimates that approximately 46% of SCE's customer deliveries in 2024 came from carbon-free resources.
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
Environmental Risks
Climate change has, and continues to, impact California. According to the National Centers for Environmental Information, since 1980, California has faced 46 weather-related disasters costing over $1 billion each. In 2023, the Earth experienced its hottest year on record. This spike in temperature is making extreme weather events commonplace, with ripple effects that put people around the world in harm’s way. Severe droughts and windstorms contributed to the devastating wildfires that swept through parts of California in recent years, demonstrating the serious threat that weather extremes caused by climate change pose to California's communities and the environment. See "Management Overview—Southern California Wildfires and Mudslides" in the MD&A and "Business—Southern California Wildfires."
Severe weather events, including drought, increasingly severe windstorms and rising sea-levels, pose risks to SCE's infrastructure and SCE and Edison International are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. See "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings" in the MD&A.
In May 2022, SCE provided its climate adaptation vulnerability assessment ("CAVA") to the CPUC. The CAVA addresses the projected climate impacts of temperature, sea level, precipitation, wildfire, and cascading impacts (such as rain on snow or debris flow) on SCE in the 2030, 2050, and 2070 timeframes. SCE's CAVA will inform planning related to SCE assets, operations, and services, with the goal of maintaining a resilient electric grid in the face of climate change and will inform future investment in the grid.
For more information on risks related to climate change, environmental regulation and SCE's business strategy, see "Risk Factors—Risks Relating to Southern California Edison Company—Operating Risks."
UNRESOLVED STAFF COMMENTS
None.
CYBERSECURITY
Overview
Cybersecurity presents an ever-evolving challenge to the electric power industry and Edison International and SCE have identified cybersecurity as a key enterprise risk. SCE's operations require the continuous availability of critical information and operational technology systems, sensitive customer and employee data, and infrastructure information, all of which are targets for malicious actors. Cybersecurity attacks, which can arise from external actors, internal threats, or through SCE's supply chain, are continually becoming more frequent and more sophisticated. SCE's grid modernization efforts and the transition to a more connected grid, including incorporating communication and operating technologies aimed at enabling SCE to respond faster, operate its systems more efficiently and reliably, and incorporate DERs at a greater level, also increases SCE’s vulnerability to cybersecurity attacks. To SCE's knowledge it has not experienced a material cybersecurity incident to date.
SCE’s increased reliance on technology necessarily increases cybersecurity risk. Cybersecurity incidents that may cause a major disruption of SCE's operations, and therefore may materially affect Edison International and SCE's financial condition, operations, and business reputation, include cyber attacks designed to compromise or exfiltrate data (e.g., ransomware attacks), damage or destroy systems, interrupt availability, conduct future malicious actions, and/or gain control of or otherwise interrupt the operation of SCE’s electric grid. For additional information on risks from cybersecurity threats that may have a material effect on Edison International and SCE, see the "Risks Relating to Edison International and Southern California Edison Company—Cybersecurity and Physical Security Risks."
Risk Management, Strategy and Oversight
SCE assesses and monitors cybersecurity risks to current infrastructure, new projects, and third parties, including vendors. SCE maintains incident response plans, utilizes cybersecurity incident response exercises, performs targeted audits, leverages third party assessments and uses the National Institute of Standards and Technology (NIST) Cybersecurity Framework (CSF) as a guideline to identify, evaluate and manage material risks from cybersecurity threats. SCE also engages consultants, and coordinates with the Federal government and industry peers, to assist in identifying, evaluating and managing its cybersecurity risks, and uses contractual terms to establish cybersecurity requirements with certain third parties. Identified cybersecurity risks are documented and presented to management to review and advise on cybersecurity strategies and mitigation measures. Based on management reviews, cybersecurity strategies and remediation plans are developed or adjusted to address pertinent risks. Edison International and SCE leverage training, policies, technical and procedural controls, and mitigation plans to address risks from cybersecurity threats.
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
The Edison International and SCE Audit and Finance Committees of the Boards of Directors oversee enterprise risk management, including risks from cybersecurity threats. Annually, Edison International and SCE’s enterprise risk management team conducts a review of enterprise risks, including risks from cybersecurity threats, and presents the results of its review to management and the Audit and Finance Committees. In addition, the Boards of Directors have assigned primary responsibility for cybersecurity operations oversight to the Edison International and SCE Safety and Operations Committees, which receive regular cybersecurity updates from SCE’s Chief Security Officer on specific topics, including the dynamic cybersecurity landscape and defense and risk mitigation strategies. To inform its oversight over cybersecurity threats, SCE’s Chief Security Officer also presents to the full Boards of Directors annually. The Boards of Directors also receive a periodic cybersecurity report from an external SCE consultant that includes an assessment of SCE's cybersecurity program and organization.
SCE’s Chief Security Officer has primary responsibility for assessing and managing risks from cybersecurity threats, and serves as Edison International and SCE’s chief information security officer. SCE’s Chief Security Officer has extensive experience in the cybersecurity industry, including previous experience in cybersecurity roles at Southern Company, the MITRE Corporation, the National Institute of Standards and Technology (NIST), and the Federal Bureau of Investigation (FBI). SCE's Chief Security Officer earned a bachelor’s degree in computer information systems from Clemson University and is a Certified Information Systems Security Professional (CISSP).
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
LEGAL PROCEEDINGS
2017/2018 Wildfire/Mudslide Events
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of February 20, 2025, in addition to the outstanding claims of approximately 290 claims of approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' related to the 2017/2018 Wildfire/Mudslide Events.

The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired. As of February 20, 2025, SCE has received demands for approximately 94% and 100% of outstanding individual plaintiff claims in the TKM litigation and Woolsey Fire litigation, respectively.
As of February 20, 2025, SCE was aware of approximately 30 pending unsettled lawsuits representing approximately 70 individual plaintiffs related to the Thomas and Koenigstein Fires and the Montecito Mudslides naming SCE as a defendant. Approximately 10 of the approximately 30 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of February 20, 2025, damages only trials have been set for June and August 2025 for two individual plaintiff households in the TKM litigation.
As of February 20, 2025, SCE was aware of approximately 70 currently pending unsettled lawsuits representing approximately 220 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 60 of the 70 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of February 20, 2025, a damages only trial has been set for May 2025 for one individual plaintiff household in the Woolsey Fire litigation.
The Thomas and Koenigstein Fires and Montecito Mudslides lawsuits are being coordinated in the Los Angeles Superior Court. The Woolsey Fire lawsuits have also been coordinated in the Los Angeles Superior Court.
Eaton Fire

In January 2025, several wind-driven wildfires impacted portions of SCE's service area, causing loss of life, substantial damage and service outages for SCE customers. One of the largest of these wildfires, the Eaton Fire, ignited in SCE's service area in Los Angeles County and spread under conditions of an extreme Santa Ana windstorm.
As of February 20, 2025, SCE was aware of approximately 90 currently pending unsettled lawsuits representing approximately 1,400 individual plaintiffs related to the Eaton Fire naming SCE and Edison International as defendants.

For information on the 2017/2018 Wildfire/Mudslide Events and the Eaton Fire, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.
Environmental Proceedings
Each of Edison International and SCE have elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation SK unless it reasonably believes that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1.0 million.
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

MINE SAFETY DISCLOSURE
Not applicable.
CERTAIN INFORMATION ABOUT EDISON INTERNATIONAL
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Age at February 20, 2025	Company Position
Pedro J. Pizarro	59	President and Chief Executive Officer
Maria Rigatti	61	Executive Vice President and Chief Financial Officer
Adam S. Umanoff	65	Executive Vice President, General Counsel and Corporate Secretary
Caroline Choi	56	Senior Vice President, Corporate Affairs and Public Policy
Natalie K. Schilling	65	Senior Vice President and Chief Human Resources Officer
Erica S. Bowman	47	Vice President, Strategy, Planning and Performance
Steven D. Powell	46	President and Chief Executive Officer, SCE
Jill C. Anderson	44	Executive Vice President and Chief Operating Officer, SCE
J. Andrew Murphy	63	President and Chief Executive Officer, Trio
As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by, and serve at the pleasure of, the Edison International Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International have been actively engaged in the business of Edison International and its subsidiaries for more than five years, except for Ms. Schilling, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officers	Company Position	Effective Dates
Pedro J. Pizarro	President and Chief Executive Officer, Edison International	October 2016 to present

Maria Rigatti	Executive Vice President and Chief Financial Officer, Edison International	October 2016 to present

Adam S. Umanoff	Corporate Secretary, Edison International and SCE Executive Vice President and General Counsel, Edison International	December 2023 to present January 2015 to present

Caroline Choi	Senior Vice President, Corporate Affairs and Public Policy, Edison International and SCE Senior Vice President, Corporate Affairs, Edison International and SCE	February 2024 to present February 2019 to February 2024

Natalie K. Schilling
Senior Vice President and Chief Human Resources Officer, Edison International and SCE
Vice President, Human Resources, Edison International and SCE
Chief Human Resources Officer, Aerojet Rocketdyne Holdings, Inc.[1]
March 2022 to present April 2020 to February 2022 April 2018 to January 2020

Erica S. Bowman
Vice President, Strategy, Planning and Performance, Edison International and SCE
Managing Director, Regulatory Policy and Strategic Analysis, SCE
Director, CEO's Office, Edison International
Director, Resource & Environmental Policy Strategy, SCE
February 2024 to Present August 2022 to February 2024 November 2020 to July 2022 July 2018 to November 2020

Steven D. Powell	President and Chief Executive Officer, SCE Executive Vice President, Operations, SCE	December 2021 to present September 2019 to December 2021

Jill C. Anderson	Executive Vice President and Chief Operating Officer, SCE Senior Vice President, Customer Service, SCE Senior Vice President, Strategic Planning and Power Supply, SCE	December 2021 to present March 2020 to December 2021 September 2019 to March 2020

J. Andrew Murphy	President and Chief Executive Officer, Trio Senior Vice President, Strategy and Corporate Development, Edison International	July 2023 to present September 2015 to July 2023
1Aerojet Rocketdyne Holdings, Inc. was an aerospace and defense firm acquired by L3Harris Technologies, Inc. on July 28, 2023, and is not a parent, affiliate or subsidiary of Edison International
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning executive officers of Edison International is set forth above under "Information about our Executive Officers." Other information responding to this section will appear in the Edison International Proxy
Statement under the headings "Our Director Nominees," "Director Skills Matrix," "Director Biographies," and is incorporated herein by this reference.
Code of Ethics
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
Insider Trading Policy and Procedures
Edison International has adopted an insider trading policy that governs the purchase, sale and other dispositions of all securities of Edison International and its subsidiaries by Edison International and SCE directors, officers, employees and certain third parties. The adopted policy is designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to Edison International and SCE.

The insider trading policy also restricts trading and other transactions for a limited group of covered persons who include Edison International and SCE directors, executive officers, and certain employees whose duties involve access to material non-public information, to defined window periods that follow the Edison International and SCE quarterly earnings releases. A copy of Edison International's insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19. In addition, with regard to the Edison International trading in its own securities, it is Edison International’s policy to comply with the federal securities laws and the applicable exchange listing requirements.
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
Equity Compensation Plan Information
All of Edison International's equity compensation plans that were in effect as of December 31, 2024 have been approved by security holders. The following table sets forth, for each of Edison International's equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrants and rights to acquire such stock, the weighted average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	10,239,874[1]	$64.33	12,595,782[2]
1This amount includes 8,643,575 shares covered by outstanding stock options, 876,448 shares covered by outstanding restricted stock unit awards, 201,331 shares covered by outstanding deferred stock unit awards, and 518,520 shares covered by outstanding performance share awards (calculated at 100% of the target number of shares subject to each performance share award; the actual payout for each award will be zero to twice the target number of shares for the award, depending on performance), with the outstanding shares covered by outstanding restricted stock unit, deferred stock unit, and performance share awards including the crediting of dividend equivalents through December 31, 2024. The weighted average exercise price of awards outstanding under equity compensation plans approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of awards outstanding have no exercise price. Awards payable solely in cash are not reflected in this table.
2This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan and the Edison International Employee Stock Purchase Plan as of December 31, 2024, consisting of 9,723,890 shares and 2,871,892 shares, respectively. The maximum number of shares of Edison International Common Stock authorized for issuances or transfers pursuant to awards under the Edison International 2007 Performance Incentive Plan is 71,031,524. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses. The maximum number of shares of Edison International Common Stock authorized under the Edison International Employee Stock Purchase Plan is 3,000,000.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responding to this section will appear in the Edison International Proxy Statement under the headings "Governance Structure and Processes—Certain Relationships and Related Party Transactions," and "Governance Structure and Processes—Director Independence," and is incorporated herein by this reference.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP ("PwC") served as Edison International's and SCE's principal accountant in 2024. Information responding to this section for Edison International will appear in the Edison International Proxy Statement under the heading "Independent Auditor Fees," and is incorporated herein by this reference.

The following table sets forth the aggregate fees billed by PwC to SCE for the fiscal years ended December 31, 2024 and 2023:

	SCE ($000)
Type of Fee	2024	2023
Audit Fees[1]	$6,026	$5,975
Audit-Related Fees[2]	15	—
Tax Fees[3]	247	229
All Other Fees[4]	632	232
Total	$6,920	$6,436
1Represent fees for professional services provided in connection with the audit of SCE's annual financial statements and reviews of SCE's quarterly financial statements and for services regularly provided by PwC in connection with regulatory filings or engagements.
2These represent fees for assurance and related services related to the performance of the audit or review of the financial statements and not reported under "Audit Fees" above.
3Represent fees for tax-related compliance and other tax-related services to support compliance with federal and state tax reporting and payment requirements, including tax return review and review of tax laws, regulations or case precedent.
4Represent fees for miscellaneous services. "All Other Fees" included fees for attestation services related to a CPUC required report on wildfire memorandum accounts and to securitizations for the year ended December 31, 2024. "All Other Fees" included fees for attestation services related to securitizations for the year ended December 31, 2023.
The SCE Audit and Finance Committee annually approves all proposed audit fees in executive session without PwC present, considering several factors, including a breakdown of the services to be provided, proposed staffing and hourly rates, and changes in SCE and industry from the prior year. The audit fees are the culmination of a process which included a comparison of the prior year's proposed fees to actual fees incurred and fee proposals for known and anticipated 2024 services in the audit, audit-related, tax and other categories. The committee's deliberations consider balancing the design of an audit scope that will achieve a high-quality audit with driving efficiencies from both SCE and PwC while compensating PwC fairly.
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
During the fiscal year ended December 31, 2024, all services performed by PwC were pre-approved by the SCE Audit and Finance Committee, irrespective of whether the services required pre-approval under the Securities Exchange Act of 1934.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Edison International
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
There are restrictions on the ability of SCE to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." The number of common stockholders of record of Edison International was 23,501 on February 20, 2025. In addition, Edison International cannot pay dividends if it does not meet California law requirements on retained earnings and solvency.
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
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International's common stock made by or on behalf of Edison International in the fourth quarter of 2024. For further information about Edison International's common stock repurchase programs, see "Notes to Consolidated Financial Statements—Note 14. Equity."

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	—	—	—	—
November 1, 2024 to November 30, 2024	2,412,203	$82.91	2,412,203	—
December 1, 2024 to December 31, 2024	—	—	—	—
Total	2,412,203		2,412,203
1Purchases were made pursuant to Edison International's common stock repurchase program announced on July 25, 2024.

Comparison of Five-Year Cumulative Total Return

	At December 31,
	2019	2020	2021	2022	2023	2024
Edison International	$100	$87	$99	$97	$113	$131
S & P 500 Index	$100	$118	$152	$125	$157	$197
PHLX Utility Sector Index	$100	$103	$121	$122	$111	$134
Note: Assumes $100 invested on December 31, 2019, in stock or index including reinvestment of dividends. Performance of the PHLX Utility Sector Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.
OTHER INFORMATION
Insider Trading Arrangements
During the quarter ended December 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
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

3.2	Bylaws of Edison International, as amended effective, December 8, 2022 (File No. 1-9936, filed as Exhibit No. 3.1 to Edison International's Form 8-K dated December 8, 2022 and filed December 9, 2022)*

Southern California Edison Company

3.3	Amended and Restated Articles of SCE, effective August 28, 2023 (Filed No. 1-2313 filed as Exhibit 3.1 to SCE’s Form 8-K dated September 19, 2023 and filed September 21, 2023)*

3.4	Bylaws of Southern California Edison Company, as amended effective December 8, 2022 (File No. 1-2313, filed as Exhibit No. 3.2 to SCE's Form 8-K dated December 8, 2022 and filed December 9, 2022)*

Edison International

4.1	Edison International - Description of Registered Securities (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-K for the year ended December 31, 2019)*

4.2	Senior Indenture, dated September 10, 2010 (File No. 1-9936, filed as Exhibit 4.1 to Edison International's Form 10-Q for the quarter ended September 30, 2010)*

4.3	Junior Subordinated Indenture, dated as of March 1, 2023, between Edison International and The Bank of New York Mellon Company, as Trustee

4.4
Form of Certificate representing Series A Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.375% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series A) (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2021)*

4.5
Form of Certificate representing Series B Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.00% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series B) (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2021)*

Southern California Edison Company

4.6	Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (File No. 1-2313, filed as Exhibit 4.2 to SCE's Form 10-K for the year ended December 31, 2010)*

Exhibit Number	Description
4.7	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, filed as Exhibit 4.3 to SCE's Form 10-K for the year ended December 31, 2017)*

4.8	Certificate of Determination of Preferences of the Company’s Series M Preference Stock (File No. 1-2313, filed as Exhibit 4.1 to SCE’s Form 8-K dated November 16, 2023 and filed on November 22, 2023)*

4.9	Certificate of Determination of Preferences of the Company’s Series N Preference Stock (File No. 1-2313, filed as Exhibit 4.1 to SCE’s Form 8-K dated and filed on May 7, 2024)*

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

10.3**	Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2025

10.4**
Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.7 to Edison International and SCE's Form 10-Q for the quarter ended June 30, 2014)*

10.4.1**	Edison International 2008 Executive Retirement Plan, as amended and restated effective January 1, 2025

10.5**	Edison International Executive Incentive Compensation Plan, as amended and restated effective January 1, 2025

10.6**	Edison International 2008 Executive Disability Plan, as amended and restated effective January 1, 2025

10.7**
Edison International 2007 Performance Incentive Plan as amended and restated effective May 2, 2016 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 8-K dated April 28, 2016 and filed April 29, 2016)*

10.7.1**	Edison International 2015 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2015)*

10.7.2**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

10.7.3**	Edison International 2017 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

Exhibit Number	Description
10.7.4**	Edison International 2018 Long-Term Incentives Terms and Conditions (File. No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.7.5**	Edison International 2019 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2019)*

10.7.6**	Edison International 2020 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2020)*

10.7.7**	Edison International 2021 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2021)*

10.7.8**	Edison International 2022 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2022)*

10.7.9**	Edison International 2023 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2023)*

10.7.10**	Edison International 2024 Long-Term Incentives Terms and Conditions (File No 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2024)*

10.8**	Edison International 2008 Executive Severance Plan, as amended and restated effective January 1, 2025

10.9**
Edison International and Southern California Edison Company Director Compensation Schedule, as adopted December 8, 2023 (File No. 1-9936, filed as Exhibit 10.9 to Edison International’s Form10-K for the year ended December 31, 2023)*

10.10**
Edison International Director Matching Gifts Program, as revised effective January 1, 2019 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2019)*

10.11
Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.12
Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.12.1
Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.11 to Edison Mission Energy's Form 10-K for the year ended December 31, 2011)*

10.12.2
Modification No. 1 to the Amended and Restated Tax-Allocation Agreement between Mission Energy Holding Company and Edison Mission Energy dated February 13, 2012 (File No. 333-68630, filed as Exhibit 10.1 to Edison Mission Energy's Form 8-K dated November 15, 2012 and filed November 21, 2012)*

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

19.1	Edison International Insider Trading Policy

21.1	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

97.1
Edison International and Southern California Edison Company Incentive Compensation Recoupment Policy For Accounting Restatements, as amended effective October 2, 2023 (File No. 1-9936, filed as Exhibit 97.1 to Edison International’s Form10-K for the year ended December 31, 2023)*

101.1
Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2024, filed on February 27, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

Exhibit Number	Description
101.2
Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2024, filed on February 27, 2025, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

104	The cover page of this report formatted in Inline XBRL (included as Exhibit 101)

*Incorporated by reference pursuant to Rule 12b-32.
**Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)(3).
Edison International and SCE will furnish a copy of any exhibit listed in the accompanying Exhibit Index upon written request and upon payment to Edison International or SCE of their reasonable expenses of furnishing such exhibit, which shall be limited to photocopying charges and, if mailed to the requesting party, the cost of first-class postage.

SCHEDULES SUPPLEMENTING FINANCIAL STATEMENTS
EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2024	2023
Assets:
Cash and cash equivalents	$4	$1
Other current assets	606	441
Total current assets	610	442
Investments in subsidiaries	20,630	20,026
Deferred income taxes	760	700
Other long-term assets	67	58
Total assets	$22,067	$21,226
Liabilities and equity:
Short-term debt	$445	$246
Current portion of long-term debt	800	500
Other current liabilities	639	598
Total current liabilities	1,884	1,344
Long-term debt	4,268	4,019
Other long-term liabilities	350	362
Total equity	15,565	15,501
Total liabilities and equity	$22,067	$21,226

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023 and 2022

(in millions)	2024	2023	2022
Interest income	$3	$2	$3
Operating, interest and other expenses	342	299	209
Loss before equity in earnings of subsidiaries	(339)	(297)	(206)
Equity in earnings of subsidiaries	1,610	1,498	867
Income before income taxes	1,271	1,201	661
Income tax benefit	(100)	(83)	(56)
Net income	1,371	1,284	717
Preferred stock dividend requirements of Edison International	87	87	105
Net income available to Edison International common shareholders	$1,284	$1,197	$612

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2024, 2023 and 2022

(in millions)	2024	2023	2022
Net income	$1,371	$1,284	$717
Other comprehensive income, net of tax	9	2	43
Comprehensive income	$1,380	$1,286	$760

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023 and 2022

(in millions)	2024	2023	2022
Net cash provided by operating activities	$1,097	$1,148	$1,133
Cash flows from financing activities:
Long-term debt issued	1,049	1,549	945
Long-term debt issuance costs	(7)	(16)	(6)
Long-term debt repaid	(500)	(400)	(700)
Short-term debt issued	—	370	1,000
Short-term debt repaid	(15)	(1,356)	—
Common stock issued	12	20	13
Common stock repurchased	(200)	—	—
Preferred stock repurchased	(28)	(289)	—
Payable due to affiliates	—	(3)	(14)
Commercial paper borrowing (repayments), net	214	139	89
Payments for stock-based compensation	(24)	(5)	(8)
Receipts for stock-based compensation	206	71	72
Common stock dividends paid	(1,198)	(1,112)	(1,050)
Preferred stock dividends paid	(88)	(108)	(99)
Net cash (used in) provided by financing activities	(579)	(1,140)	242
Cash flows from investing activities:
Capital contributions to affiliate	(516)	(15)	(1,426)
Dividends from affiliate	1	4	3
Net cash used in investing activities:	(515)	(11)	(1,423)
Net increase (decrease) in cash and cash equivalents	3	(3)	(48)
Cash and cash equivalents, beginning of year	1	4	52
Cash and cash equivalents, end of year	$4	$1	$4

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
Dividends Received
Edison International Parent received cash dividends from SCE of $1.4 billion, $1.4 billion and $1.3 billion in 2024, 2023 and 2022, respectively.
Dividend Restrictions
For information on Edison International Parent dividend restrictions, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" and "—Edison International Dividends."
Note 2. Debt and Equity Financing
Long-Term Debt
The following table summarizes Edison International Parent's long-term debt at December 31, 2024:

(in millions)
4.95% Senior Note due 2025	$400
4.70% Senior Note due 2025	400
5.75% Senior Note due 2027	600
4.125% Senior Note due 2028	550
5.25% Senior Note due 2028	600
6.95% Senior Note due 2029	550
5.45% Senior Note due 2029	500
5.25% Senior Note due 2032	550
8.125% Junior Subordinated Note due 2053	500
7.875% Junior Subordinated Note due 2054	450
For information on Edison International Parent's material provisions on long-term debt and credit facility, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements—Liens and Security Interests" and "—Credit Agreements and Short-Term Debt."
Common and Preferred Stock
For information on Edison International Parent common stock and preferred stock, see "Notes to Consolidated Financial Statements—Note 14. Equity."
Note 3. Related-Party Transactions
Edison International's Parent expense from services provided by SCE was $2 million in 2024, $2 million in 2023 and $2 million in 2022. Edison International Parent's interest expense from loans due to affiliates was $2 million in 2024, $2 million in 2023 and $3 million in 2022. Edison International Parent had current related-party receivables of $571 million and $400 million and current related-party payables of $186 million and $185 million at December 31, 2024 and 2023, respectively. Edison International Parent had long-term related-party payables of $98 million and $112 million at December 31, 2024 and 2023, respectively. For a discussion of Edison International Parent's contribution to Edison International Foundation for the year ended December 31, 2024, see "Notes to Consolidated Financial Statements—Note 18. Related Party Transactions".
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

EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY
By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan

Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 27, 2025	Date:	February 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title
A. Principal Executive Officers
Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)
Steven D. Powell*	President and Chief Executive Officer and Director (Southern California Edison Company)
B. Principal Financial Officers
Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)
Aaron D. Moss*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)
C. Principal Accounting Officers
/s/ Kara G. Ryan	Vice President, Chief Accounting Officer and Controller (Edison International)
Kara G. Ryan
/s/ Kara G. Ryan	Vice President, Chief Accounting Officer and Controller (Southern California Edison Company)
Kara G. Ryan
D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)
Jeanne Beliveau-Dunn*	Director
Michael C. Camuñez*	Director
Vanessa C.L. Chang*	Director
James T. Morris*	Director
Timothy T. O'Toole*	Director
Pedro J. Pizarro*	Director
Steven D. Powell (SCE only)*	Director
Marcy L. Reed*	Director
Carey A. Smith*	Director
Linda G. Stuntz*	Director
Peter J. Taylor*	Chair of the Edison International Board and Director
Keith Trent*	Director

*By:	/s/ Kara G. Ryan	*By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Attorney-in-fact for EIX Directors and Officers)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 27, 2025	Date:	February 27, 2025