Form 10-Q
period 2025-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2025-04-29
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-12 of the Exchange Act.

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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Edison International	Yes	☐	No	☑	Southern California Edison Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of April 22, 2025:
Edison International	384,763,662 Shares
Southern California Edison Company	434,888,104 Shares

i

This combined Form 10-Q is separately filed by Edison International and SCE. Information contained in this document relating to SCE is filed by Edison International and separately by SCE. SCE makes no representation as to information relating to Edison International or its subsidiaries, except as it may relate to SCE and its subsidiaries.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2024 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2024
2024 MD&A	Edison International's and SCE's MD&A for the calendar year 2024, which was included in the 2024 Form 10-K
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	$1.6 billion in wildfire risk mitigation capital expenditures that SCE has excluded from the equity portion of SCE's rate base as required under AB 1054
AB 1054 Liability Cap	a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, in the year of the applicable prudency determination
ARO(s)	asset retirement obligation(s)
CAISO	California Independent System Operator
Cal Advocates	the California Public Advocates Office
CAL FIRE	the California Department of Forestry and Fire Protection
CAL OES	the California Governor's Office of Emergency Services
Capistrano Wind	a group of wind projects referred to as Capistrano Wind
Capital Structure Compliance Period	January 1, 2023 to December 31, 2025, the current compliance period for SCE's CPUC authorized capital structure
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
DERs	distributed energy resources
DGC	the decommissioning general contractor engaged by SCE to undertake a significant scope of decommissioning activities at San Onofre
Eaton Fire	a wind-driven fire that originated in Los Angeles County in January 2025
ECS	SCE commercial telecommunications services operated under the name of Edison Carrier Solutions
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity other than an investor-owned utility or CCA that provides electric power and ancillary services to retail customers
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings, used to mitigate the risk of wildfires in high fire risk areas, that enable SCE to more quickly shut off power when an electrical fault occurs than under traditional settings
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
LAFD	the Los Angeles Fire Department
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report

Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	Megawatt(s)
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding, a CPUC proceeding to review decommissioning costs
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
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

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," "targets," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:
•ability of SCE to recover its costs through regulated rates, timely or at all, including uninsured wildfire-related and debris flow-related costs (including amounts paid for self-insured retention and co-insurance, and amounts not recoverable from the Wildfire Insurance Fund), and costs incurred for wildfire restoration efforts and to mitigate the risk of utility equipment causing future wildfires;

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
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2024 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2024 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE post or provide direct links to (i) certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings in a section titled "SCE Regulatory Highlights," (ii) certain documents and information related to Southern California wildfires which may be of interest to investors in a section titled "Southern California Wildfires," and (iii) presentations, documents and information that may be of interest to investors in a section titled "Presentations and Updates" at www.edisoninvestor.com in order to publicly disseminate such information. The reports, presentations, documents and information contained on, or connected to, the Edison International investor website are not deemed part of, and are not incorporated by reference into, this report.
The MD&A for the three months ended March 31, 2025, discusses material changes in the condensed consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2024, and as compared to the three months ended March 31, 2024. This discussion presumes that the reader has read or has access to the 2024 MD&A.
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
Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings (loss) internally for financial planning and for analysis of performance. Core earnings (loss) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (loss) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (loss) are defined as earnings available to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other income and expense related to changes in law, outcomes in tax, regulatory or legal proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing.

	Three Months Ended March 31,
(in millions)	2025	2024	Change
Net income (loss) available to Edison International
SCE	$1,567	$65	$1,502
Edison International Parent and Other	(131)	(76)	(55)
Edison International	1,436	(11)	1,447
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events (claims and expenses), net of recoveries	1,339	(467)	1,806
Other Wildfire Events (claims and expenses), net of recoveries	12	(119)	131
Wildfire Insurance Fund expense	(36)	(36)	—
Income tax (expense) benefit[1]	(368)	174	(542)
SCE non-core items	947	(448)	1,395
Edison International Parent and Other
Wildfire claims insured by EIS	(50)	(1)	(49)
Income tax benefit[1]	11	—	11
Edison International Parent and Other non-core items	(39)	(1)	(38)
Total non-core items	908	(449)	1,357
Core earnings (loss)
SCE	620	513	107
Edison International Parent and Other	(92)	(75)	(17)
Edison International	$528	$438	$90
1SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; wildfire claims insured by EIS are tax-effected at the federal statutory rate of 21%.
In the absence of a 2025 GRC decision, since January 1, 2025, and until a GRC decision is issued, SCE is recognizing revenue based on the 2024 authorized revenue requirement, adjusted to reflect the 2025 CPUC-authorized ROE. (For further information, see "—2025 General Rate Case" below.) Edison International's first quarter 2025 earnings increased $1,447 million from the first quarter of 2024, resulting from an increase in SCE's earnings of $1,502 million, partially offset by an increase in Edison International Parent and Other's loss of $55 million. SCE's higher net income consisted of

$107 million of higher core earnings and $1,395 million of higher non-core earnings. Edison International Parent and Other's loss increased $55 million due to $17 million of higher core loss and $38 million of higher non-core loss.
As discussed in the 2024 Form 10-K, the CPUC approved the TKM Settlement Agreement in January 2025. As a result, in the first quarter of 2025, SCE recorded cost recoveries through CPUC electric rates authorized under the TKM Settlement Agreement. These cost recoveries are reflected either as core earnings or non-core items, as discussed below. This classification is consistent with the original classification when the respective costs were incurred.
The increase in SCE's core earnings for the three months ended March 31, 2025, from the same periods in 2024, was primarily due to a benefit to interest expense related to cost recoveries authorized under the TKM Settlement Agreement.
The increase in Edison International Parent and Other's core loss for the three months ended March 31, 2025, was primarily due to higher interest expense.
Consolidated non-core items for the three months ended March 31, 2025 and 2024 for Edison International included:
•2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries:
•Net earnings recorded in 2025 related to TKM Settlement Agreement: $1,341 million ($966 million after-tax) of claim costs and $59 million ($42 million after-tax) of legal expenses authorized for recovery, partially offset by shareholder-funded wildfire mitigation expenses of $50 million ($36 million after-tax) and impairment of incremental restoration-related assets of $8 million ($6 million after-tax).
•Charges of $3 million ($2 million after-tax) recorded in 2025, and $467 million ($336 million after-tax) recorded in 2024, related to claim costs and related legal expenses, net of expected regulatory recoveries.
See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Other Wildfire Events claims and expenses, net of recoveries:
•Net earnings of $12 million ($9 million after-tax) recorded in 2025 consisted of $14 million insurance reimbursements for costs incurred in previous years, partially offset by $2 million legal expenses, net of expected regulatory recoveries.
•Charges of $119 million ($86 million after-tax) recorded in 2024 for wildfire claims and related legal expenses, net of expected insurance and regulatory recoveries.
See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Charges of $36 million ($26 million after-tax) recorded in both 2025 and 2024 from the amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
•Charges of $50 million ($39 million after-tax) recorded in 2025 and $1 million ($1 million after-tax) recorded in 2024, both related to wildfire claims insured by EIS. See "Notes to Condensed Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.
See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.
2025 General Rate Case
As discussed in the 2024 Form 10-K, SCE requested a revenue requirement of approximately $10.3 billion for the test year 2025 in the 2025 GRC. This represents a $1.9 billion, or 23%, increase over the 2024 revenue requirement of approximately $8.4 billion, which was adopted in Track 4 and prior to certain subsequent adjustments. This test year 2025 revenue requirement was subsequently updated to $10.4 billion, reflecting 2025 CPUC-authorized ROE and additional amendments and other revisions to rebuttal testimony.
Since January 1, 2025, and until a GRC decision is issued, SCE is recognizing revenue based on the 2024 authorized revenue requirement, adjusted to reflect the 2025 CPUC-authorized ROE. The CPUC has also approved the establishment of a memorandum account to track changes in the authorized revenue requirement effective January 1, 2025. While SCE and certain parties have entered into stipulations to resolve certain contested areas in the 2025 GRC, SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision.

Cost of Capital Application
SCE's 2025 CPUC-authorized ROE is 10.33% and weighted average return on rate base is 7.66%.
On March 20, 2025, SCE filed its application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term beginning in 2026 and to reset the related annual cost of capital adjustment mechanism. In its application, SCE seeks an ROE of 11.75%, a cost of long-term debt of 4.75%, and a cost of preferred equity of 6.95%. SCE also seeks to maintain its current authorized capital structure, after CPUC-allowed exclusions, of 52% common equity, 43% long-term debt, and 5% preferred equity. Based on the capital structure and cost factors discussed above, SCE's weighted average return on rate base would be 8.50% for 2026. If approved, this application would increase SCE's revenue requirements by approximately $382 million compared to the cost of capital currently in rates.
Capital Program
Total capital expenditures (including accruals) were $1.5 billion and $1.2 billion for the three months ended March 31, 2025 and 2024, respectively.
As discussed in the 2024 Form 10-K, in the absence of a 2025 GRC decision, SCE has developed, and is executing against, a capital expenditure plan that is expected to allow SCE to meet what is ultimately authorized in the 2025 GRC decision while minimizing the associated risk of unauthorized spending. SCE forecasts total capital expenditures from $26.6 billion to $31.5 billion for 2025 – 2028, and weighted average annual rate base from $48.1 billion to $60.6 billion for 2025 – 2028. For further information regarding the capital expenditures, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview—Capital Program" in the 2024 MD&A.
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
CAL FIRE has reported that the Eaton Fire burned approximately 14,000 acres and resulted in 18 civilian fatalities and 9 fire personnel injuries/illnesses. In addition, according to preliminary information provided by CAL FIRE, the Eaton Fire destroyed approximately 6,018 single residence structures, 3,146 other minor structures, 96 multiple residences and 158 mixed commercial/residential and nonresidential commercial structures; and damaged approximately 750 residential structures, 260 other minor structures, 28 multiple residences and 35 mixed commercial/residential and nonresidential commercial structures. Fire authorities have estimated suppression costs at approximately $100 million.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE and Edison International. SCE’s ongoing internal review into the facts and circumstances of the Eaton Fire is complex and will require significant time. SCE's review includes ongoing inspections of its facilities and records and of third-party information, including analysis of concerning images and videos that suggest a possible link to SCE's transmission facilities in the preliminary area of origin, and testing. As of April 29, 2025, based on the information it has reviewed, SCE has not conclusively determined that its equipment was associated with the ignition of the Eaton Fire. SCE is also not aware of evidence conclusively pointing to another possible source of ignition. Absent additional evidence, SCE believes that its equipment could have been associated with the ignition of the Eaton Fire and, in light of pending litigation, that it is probable that Edison International and SCE will incur material losses in connection with the Eaton Fire. Given SCE's ongoing review into the cause of the

Eaton Fire and, among other things, the complexities associated with estimating damages, uncertainties as to the causes that contributed to damages and the preliminary stage of formulating litigation strategies, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred.
SCE has $1.0 billion of customer-funded self-insurance coverage available for wildfires ignited between January 1, 2025 and December 31, 2025, subject to a shareholder contribution of up to $12.5 million. If SCE incurs losses in excess of $1.0 billion for claims for third-party damages related to the Eaton Fire, SCE will be reimbursed for such losses from the Wildfire Insurance Fund, subject to approval of the fund administrator and the Wildfire Insurance Fund’s claims-paying capacity, initially approximately $21 billion for all three participating utilities. PG&E is seeking reimbursement from the Wildfire Insurance Fund for losses related to the 2021 Dixie Fire and has disclosed that, as of March 31, 2025, it had recorded aggregate recoveries from the Wildfire Insurance Fund of $925 million, of which it had received $350 million. The fund administrator is expected to reimburse eligible claims on a first come, first served basis, subject to the fund administrator's review. Should the fund administrator determine that claims for one or more covered wildfires during a coverage year will exceed available funds, the fund administrator is expected to determine an allocation method to process remaining funds towards not yet reimbursed eligible claims.
A utility that has received reimbursement of eligible claims from the Wildfire Insurance Fund would file an application with the CPUC for review of its costs and expenses after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to a wildfire, or upon earlier request of the fund administrator. A utility that held a valid safety certification at the time of the relevant wildfire, like SCE did at the time of the Eaton Fire, will be presumed to have acted prudently unless a party in the proceeding creates "serious doubt" as to the reasonableness of the utility's conduct, in which case the utility will have the burden of dispelling that doubt and proving its conduct was prudent. The prudency standard does not necessitate perfect conduct and AB 1054 requires that the CPUC allow recovery if it determines that the utility's conduct related to the relevant ignition was consistent with actions of a reasonable utility. SCE believes that the CPUC's determination regarding the reasonableness of a utility's ignition-related conduct should be based on an evaluation of the reasonableness of the utility's overall policies, systems, and practices. The CPUC has not applied the AB 1054 prudency framework to a wildfire cost-recovery proceeding.
SCE believes that it is a reasonable operator of its electric system. Neither SCE nor any fire agency has determined the cause of the Eaton Fire, including whether SCE's transmission equipment was associated with its ignition. Based on the information it has reviewed as of April 29, 2025, SCE believes that it would be able to make a good faith showing that its conduct with respect to its transmission facilities in the preliminary area of origin was consistent with the actions of a reasonable utility.
The CPUC will determine the prudency of a utility’s ignition-related conduct in a formal proceeding. If the CPUC finds that a utility’s conduct was not prudent, it may nevertheless allow cost recovery in full or in part taking into account factors both within and beyond the utility's control that may have exacerbated the costs and expenses, including humidity, temperature and winds. A utility that held a safety certification at the time of the ignition will be required to reimburse the fund only for amounts disallowed by the CPUC up to the AB 1054 Liability Cap, unless the fund administrator finds that the utility's actions or inactions relative to the ignition of the fire constitute conscious or willful disregard of the rights and safety of others, in which case the utility will be required to reimburse the fund for all amounts withdrawn. The AB 1054 Liability Cap is a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, in the year that the disallowance occurs. Utilities are able to seek recovery of prudently incurred uninsured wildfire costs not covered by the Wildfire Insurance Fund, assessed under the prudency standard clarified under AB 1054, through electric rates.
2017/2018 Wildfire/Mudslide Events
Multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously entered into settlements with a number of local public entities, subrogation and individual plaintiffs in the TKM and Woolsey Fire litigations and under the SED Agreement. As of April 22, 2025, in addition to the outstanding claims of approximately 210 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding.
As discussed in the 2024 Form 10-K, the CPUC approved the TKM Settlement Agreement in January 2025. As a result, in the first quarter of 2025, SCE recorded cost recoveries through CPUC electric rates of $1.6 billion, consisting of $1.3 billion uninsured claims and $0.3 billion associated costs, including legal and financing costs. SCE will request approval from the CPUC to finance these amounts through the issuance of securitized bonds in the second quarter of 2025. SCE will also implement into CPUC-jurisdictional rates the revenue requirements related to recovery of approximately $55 million of approximately $65 million in restoration costs incurred. Additionally, SCE recorded $50 million of shareholder-funded wildfire mitigation expenses.

SCE did not record a regulatory asset for recoveries related to the Woolsey Fire in connection with the approval of the TKM Settlement Agreement and will continue to evaluate the facts and circumstances of the Woolsey Fire cost recovery proceeding in determining if and when a regulatory asset may be recorded.
Through March 31, 2025, SCE has recorded estimated losses of $9.9 billion, recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through electric rates of $1.8 billion, $385 million of which has been collected through FERC rates subject to refund, related to the 2017/2018 Wildfire/Mudslide Events claims. The cumulative after-tax net charges to earnings related to the 2017/2018 Wildfire/Mudslide Events recorded through March 31, 2025, have been $4.4 billion.
As of March 31, 2025, SCE had paid $9.6 billion under executed settlements and had $71 million to be paid under executed settlements, including $54 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through March 31, 2025, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $256 million.
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
Through March 31, 2025, SCE has recorded total estimated losses of $1.2 billion, expected recoveries from insurance and third parties of $800 million and expected recoveries through electric rates of $130 million related to the Other Wildfire Events claims. The cumulative after-tax net charges to earnings recorded through March 31, 2025 have been $165 million.
As of March 31, 2025, SCE had paid or is obligated to pay approximately $646 million under executed settlements related to the Other Wildfire Events and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Other Wildfire Events was $514 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $422 million and through electric rates of $118 million on its condensed consolidated balance sheets related to the Other Wildfire Events.
Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Other Wildfire Events. Edison International and SCE expect that additional losses incurred in connection with any such fire, other than for the Creek Fire, will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such additional losses after expected recoveries from insurance and third parties and through electric rates will not be material. For information on the Creek Fire, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.
In light of the prudency standard the CPUC is required to apply under AB 1054 to utilities holding a safety certification at the time a wildfire ignited after July 12, 2019, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Other Wildfire Events that ignited after July 2019 for which it has deferred as regulatory assets are probable of recovery through electric rates. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, such as any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.
For further information on Southern California Wildfires and Mudslides, see "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054," and "Business—Southern California Wildfires" in the 2024 Form 10-K, and "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

RESULTS OF OPERATIONS
SCE
The table below shows SCE condensed consolidated statements of income for three months ended March 31, 2025 and 2024. In general, expenses SCE is authorized to pass through directly to customers (such as purchase power and fuel expense, flow-through taxes, as well as costs incurred for various programs and activities, such as public purpose programs and vegetation management activities) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.
The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended March 31, 2025 versus March 31, 2024

	Three months ended March 31,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024
Operating revenue	$3,802	$4,064	$(262)
Purchased power and fuel	1,047	1,008	(39)
Operation and maintenance	962	1,291	329
Wildfire-related claims, net of (recoveries)	(1,355)	614	1,969
Wildfire Insurance Fund expense	36	36	—
Depreciation and amortization	741	701	(40)
Property and other taxes	165	153	(12)
Impairment	8	—	(8)
Total operating expenses	1,604	3,803	2,199
Operating income	2,198	261	1,937
Interest expense	(220)	(374)	154
Other income, net	111	135	(24)
Income before income taxes	2,089	22	2,067
Income tax expense (benefit)	488	(84)	(572)
Net income	1,601	106	1,495
Less: Preference stock dividend requirements	34	41	7
Net income available to common stock	$1,567	$65	$1,502
Operating Revenue
Lower operating revenue of $262 million was primarily related to net lower expenses of $268 million that were passed through to customers, which mainly included decreases in:
•Operation and maintenance expense of $305 million;
•Wildfire-related claims, net of recoveries of $34 million;
•Income tax expense of $11 million;
offset by increases in:
•Purchased power and fuel expense of $39 million;
•Depreciation and amortization expense of $19 million;
•Interest expense of $13 million; and
•Property and other taxes of $8 million.
Additionally, there was an increase in revenue of $6 million primarily due to $33 million higher balancing account rate base, partially offset by a $20 million decrease in the authorized rate of return resulting from the cost of capital adjustment mechanism. For more information about the cost of capital adjustment mechanism, see "Management Overview—Cost of Capital" in the 2024 MD&A.
Purchased Power and Fuel
An increase in purchased power and fuel costs of $39 million was primarily due to higher purchased power volumes and higher capacity costs, partially offset by hedging activities (offset in "Operating Revenue" above).
Operation and Maintenance
A decrease in operation and maintenance expense of $329 million was primarily due to:
•A net decrease of $305 million related to lower previously deferred wildfire mitigation, vegetation management, and emergency restoration costs authorized for recovery in 2025 than in 2024. These expenses are passed through to customers and offset in "Operating Revenue" above.
•A decrease of $59 million related to recoveries of legal costs under the TKM Settlement Agreement. See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
•A charge of $50 million recorded in 2025 related to shareholder-funded wildfire mitigation costs stipulated under the TKM Settlement Agreement. See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Wildfire-related Claims, Net of Recoveries
A decrease in wildfire-related claims, net of recoveries of $1,969 million was primarily due to:
•A decrease of $1,341 million related to recoveries of claim costs authorized under the TKM Settlement Agreement.
•A decrease of $490 million related to claim costs for 2017/2018 Wildfire/Mudslide Events recorded in 2024, including $27 million expected for FERC recovery (offset in "Operating Revenue" above).
•A decrease of $124 million related to claim costs recorded in 2024 for Other Wildfire Events, including $7 million expected for FERC recovery (offset in "Operating Revenue" above).
•A decrease of $14 million related to insurance reimbursements recorded in 2025 for costs incurred in previous years related to Other Wildfire Events.
For further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
An increase in depreciation and amortization expense of $40 million was due to a $21 million increase primarily driven by higher plant balances, and $19 million of pass-through costs mainly related to utility owned energy storage projects and wildfire mitigation activities (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes expense of $12 million was primarily related to higher assessed property values and $8 million of pass-through costs (offset in "Operating Revenue" above).
Interest Expense
A decrease of $154 million was primarily due to a benefit to interest expense of $171 million related to cost recoveries authorized under the TKM Settlement Agreement, partially offset by higher pass-through interest expense of $13 million (offset in "Operating Revenue" above).
Other Income, net
A decrease in other income, net of $24 million was primarily due to a decrease in interest income driven by lower balancing account undercollection balances.

Income Taxes
An increase in income tax expense of $572 million was primarily due to $580 million higher tax expense on higher pre-tax income, partially offset by $8 million higher flow-through tax benefits that were passed through to customers (offset in "Operating Revenue" above). See "Notes to Condensed Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.

Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.
Three months ended March 31, 2025 versus March 31, 2024
The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024
Edison International Parent and Other net loss	$(109)	$(54)	$(55)
Less: Preferred stock dividend requirements	22	22	—
Edison International Parent and Other net loss available to common shareholders	$(131)	$(76)	$(55)
The net loss available to common shareholders from operations of Edison International Parent and Other increased $55 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to expenses from wildfire claims insured by an EIS insurance contract (see "Notes to Condensed Consolidated Financial Statements— Note 12. Commitments and Contingencies and Note 17. Related-Party Transactions" for further information) and higher interest expense.
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
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, and capital market and bank financings. SCE also has availability under its credit facility to fund cash requirements. SCE may issue additional debt for general corporate purposes.
SCE expects to securitize approximately $1.6 billion of cost recoveries authorized under the TKM Settlement Agreement, subject to the filing and approval of a securitization financing order. For further details, see "Management Overview—Southern California Wildfires and Mudslides."
During the three months ended March 31, 2025, SCE issued a total of $3.0 billion of first and refunding mortgage bonds. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE's credit ratings may be affected by various factors. These include, among other things, if regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner, or if there is a persistent increase in the frequency and severity of wildfires in California, which may lead the credit rating agencies to reassess SCE's wildfire-related operational risk exposure or believe the Wildfire Insurance Fund is at risk of a material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts and environmental remediation obligations would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. For further details, see "—Margin and Collateral Deposits."
For restrictions on SCE's ability to pay dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" in the 2024 Form 10-K.

Available Liquidity
At March 31, 2025, SCE had cash on hand of $1.1 billion and approximately $3.3 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2028. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also had standby letters of credit with total capacity of $675 million, and the unused amount was $547 million as of March 31, 2025. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities or other borrowings, subject to availability in the bank and capital markets. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company contributions to SCE equity in order to meet its obligations as they become due, including costs related to the wildfire events. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Debt Covenant
SCE's credit facilities require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At March 31, 2025, SCE's debt to total capitalization ratio was 0.58 to 1.
At March 31, 2025, SCE was in compliance with all financial covenants that affect access to capital.
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
In March 2025, SCE, Cal Advocates, and Small Business Utility Advocates filed a joint motion seeking approval of a settlement agreement for the WMCE proceeding. The settlement agreement seeks the CPUC's approval to recover $702 million in capital expenditures and $308 million in operation and maintenance expenses. If approved, the settlement agreement would result in an initial revenue requirement of $314 million, which will be implemented into customer rates over a 12-month period, along with ongoing capital revenue requirements and interest.
NextGen Enterprise Resource Planning ("ERP") Program
In March 2025, SCE filed an application with the CPUC seeking funding for the replacement of its core ERP system that has been in service for over 15 years and will soon reach the end of its service life. This application seeks funding for implementation costs that builds upon the initial solution planning and analysis costs for the NextGen ERP Program that SCE presented in its pending 2025 GRC. SCE requested funding through a balancing account of recorded and forecast capital expenditures of approximately $1.1 billion and operations and maintenance expenditures of $239 million.
Capital Investment Plan
Utility Owned Storage
As discussed in "Liquidity and Capital Resources—Capital Investment Plan" in the 2024 MD&A, in October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects at three sites in SCE's service area with an aggregate capacity of 537.5 MW, consisting of a 225 MW project, a 200 MW project, and a 112.5 MW project, and an in-service date of August 1, 2022. The 200 MW and 112.5 MW projects went in-service during the third quarter of 2024 and Ameresco expects the 225 MW project to go in-service during the second quarter of 2025. SCE believes that there is risk of delay beyond Ameresco's projected in-service date.

Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts, and other contractual arrangements contain collateral requirements. In addition, certain environmental remediation obligations require financial assurance that may be in the form of collateral postings. Future collateral requirements may differ from the requirements at March 31, 2025, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2025, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel contracts.
In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices.

(in millions)
Collateral posted as of March 31, 2025[1]	$186
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	66
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movements[3]	97
Posted and potential collateral requirements	$349
1Net collateral provided to counterparties and other brokers consisted of $139 million in letters of credit and surety bonds and $47 million of cash collateral.
2Represents potential collateral requirements for accounts payable and mark-to-market valuation at March 31, 2025. The requirements vary throughout the period and are generally lower at the end of the month.
3Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2025, due to adverse market price movements over the remaining lives of the existing power and fuel contracts using a 95% confidence level.
Furthermore, among other things, SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which a downgrade below investment grade occurs.
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
In the first quarter of 2025, Edison International Parent issued $550 million of 6.25% senior notes due in 2030. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
At March 31, 2025, Edison International Parent and Other had cash on hand of $224 million and $1.5 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2028. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to preferred and common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" in the 2024 Form 10-K. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.

Edison International's ability to declare and pay common dividends may be restricted under the terms of its Series A and Series B Preferred Stock. For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity" in the 2024 Form 10-K.
Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At March 31, 2025, Edison International's consolidated debt to total capitalization ratio was 0.65 to 1.
At March 31, 2025, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Edison International Parent's credit ratings may be affected by various factors. These include, among other things, if regulators fail to successfully implement AB 1054 in a consistent and credit supportive manner, or if there is a persistent increase in the frequency and severity of wildfires in California, which may lead the credit rating agencies to reassess Edison International Parent's wildfire-related operational risk exposure or believe the Wildfire Insurance Fund is at risk of a material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings.
Edison International Income Taxes
Inflation Reduction Act of 2022
The IRA imposes a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over the three preceding calendar years. The CAMT was effective beginning January 1, 2023. Based on the current interpretation of the law and historical financial data, Edison International estimates that it will exceed the $1.0 billion threshold and be subject to CAMT on its consolidated federal tax returns beginning in 2026. SCE expects to be subject to CAMT on its stand-alone Federal return beginning in 2026.
The law also includes significant extensions, expansions, and enhancements of numerous energy-related investment tax credits, as well as creating new credits applicable to electricity production which may apply to SCE's capital expenditures. Under the IRA, SCE generated investment tax credits of approximately $231 million in 2024 related to utility owned storage projects, which will be returned to customers as the credits are utilized.
Historical Cash Flows
SCE

	Three months ended March 31,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net cash provided by operating activities	$1,254	$1,086	$168
Net cash provided by financing activities	1,236	934	302
Net cash used in investing activities	(1,373)	(1,276)	(97)
Net increase in cash, cash equivalents and restricted cash	$1,117	$744	$373
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash for operating activities as provided in more detail in SCE's condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024.

	Three months ended March 31,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net income	$1,601	$106
Non-cash items[1]	1,218	619
Subtotal	2,819	725	2,094
Changes in cash flow resulting from working capital[2]	44	(286)	330
Regulatory assets and liabilities	(1,443)	250	(1,693)
Wildfire-related claims[3]	(143)	419	(562)
Other noncurrent assets and liabilities[4]	(23)	(22)	(1)
Net cash provided by operating activities	$1,254	$1,086	$168
1Non-cash items include depreciation and amortization, equity allowance for funds used during construction, impairment, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2Changes in working capital items include receivables, inventory, accounts payable, tax receivables and payables, derivative assets and liabilities and other current assets and liabilities.
3The amount in 2025 represents payments of $99 million for 2017/2018 Wildfire/Mudslide Events and $65 million for Other Wildfire Events, partially offset by an increase in wildfire estimated losses of $21 million. The amount in 2024 is primarily related to an increase in wildfire estimated losses of $670 million, partially offset by payments of $174 million for 2017/2018 Wildfire/Mudslide Events and $77 million for Other Wildfire Events.
4Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash provided by operating activities was impacted by the following:
Net income and non-cash items increased by $2.1 billion primarily due to net earnings recorded in 2025 from approximately $1.6 billion cost recoveries authorized under the TKM Settlement Agreement (which offset in the regulatory assets and liabilities changes discussed below), and net charges recorded in 2024 related to 2017/2018 Wildfire/Mudslide Events claims and related legal expense, net of expected regulatory recoveries.

The net inflow (outflow) in cash resulting from working capital was $44 million and $(286) million during the three months ended March 31, 2025 and 2024, respectively. Net cash inflow of $44 million for 2025 was mainly driven by cash collected from power procurement related receivables and net decreases in customer receivables and unbilled revenue, partially offset by payments of operating expenses. Net cash outflow of $286 million for 2024 was driven by payments of operating expenses, partially offset by inflows from net decreases in customer receivables and unbilled revenue.
Net cash (used in) provided by regulatory assets and liabilities, including changes in net under or over-collections recorded in balancing accounts, was $(1,443) million and $250 million during the three months ended March 31, 2025 and 2024, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection through rates and incurring expenditures. In 2025, regulatory assets and liabilities related changes were primarily driven by current year net undercollections resulting from cost recoveries authorized under the TKM Settlement Agreement (which offset in the net income and non-cash items discussed above) and lower sales price and volume than forecast, partially offset by recovery of prior year undercollections and GHG auction revenue received. Cash flows in 2024 were primarily due to recovery of prior year undercollections and GHG auction revenue received, partially offset by current year undercollections driven by lower sales volume.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the three months ended March 31, 2025 and 2024, respectively. Issuances of debt are discussed in "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Three months ended March 31,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Issuances of long-term debt, net of discount and issuance costs	$2,962	$2,976	$(14)
Long-term debt repaid	(1)	(601)	600
Short-term debt repaid	—	(375)	375
Commercial paper repayments, net	(1,245)	(656)	(589)
Payment of common stock dividends to Edison International Parent	(430)	(360)	(70)
Payment of preference stock dividends	(34)	(43)	9
Other	(16)	(7)	(9)
Net cash provided by financing activities	$1,236	$934	$302
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to total capital expenditures of $1.4 billion and $1.3 billion for three months ended March 31, 2025 and 2024, respectively. In addition, SCE had a net redemption of nuclear decommissioning trust investments of $34 million and $1 million during the three months ended March 31, 2025 and 2024, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's condensed consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$25	$28	$(3)
SCE's decommissioning costs	(61)	(32)	(29)
	(36)	(4)	(32)
Net cash provided by investing activities:
Proceeds from sale of investments	$1,406	$1,258	148
Purchases of investments	(1,372)	(1,257)	(115)
	34	1	$33
Net cash outflow	$(2)	$(3)	$1
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($61 million and $32 million in 2025 and 2024, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($59 million and $48 million in 2025 and 2024, respectively). The net cash outflow in 2024 also includes $19 million of tax benefits received, contributed by SCE to the decommissioning trust.

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Three Months Ended March 31,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net cash used in operating activities	$(30)	$(43)	$13
Net cash provided by financing activities	138	54	84
Net cash used in investing activities	(1)	—	(1)
Net increase in cash, cash equivalents and restricted cash	$107	$11	$96
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $13 million in 2025 compared to 2024. This was primarily due to $77 million collection from SCE, offset by $50 million wildfire-related claims and related legal expenses paid by EIS to SCE (for further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides"), and $14 million higher interest and operating costs.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Three Months Ended March 31,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Dividends paid to Edison International common shareholders	$(319)	$(295)	$(24)
Dividends paid to Edison International preferred shareholders	(44)	(44)	—
Dividends received from SCE	430	360	70
Long-term debt issuance, net of discount and issuance costs	539	—	539
Repayments of short-term debt	—	(15)	15
Common stock repurchased	(29)	—	(29)
Preferred stock repurchased	—	(19)	19
Commercial paper financing, net	(442)	34	(476)
Other	3	33	(30)
Net cash provided by financing activities	$138	$54	$84
Contingencies
Edison International's and SCE's material contingencies are discussed in "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2024 Form 10-K, and there have been no material changes during the three months ended March 31, 2025. For further discussion of market risk exposures, including commodity price risk, and credit risk, see "Notes to Condensed Consolidated Financial Statements—Note 4. Fair Value Measurements" and "Note 6. Derivative Instruments."
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a discussion of Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the 2024 MD&A.
In addition, for additional information regarding the Wildfire Insurance Fund, see "Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Wildfire Insurance Fund."

NEW ACCOUNTING GUIDANCE
There have been no material changes in recently issued or adopted accounting standards from those disclosed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance" in the 2024 Form 10-K.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2025	2024
Operating revenue	$3,811	$4,078
Purchased power and fuel	1,047	1,008
Operation and maintenance	983	1,317
Wildfire-related claims, net of (recoveries)	(1,305)	615
Wildfire Insurance Fund expense	36	36
Depreciation and amortization	742	702
Property and other taxes	166	155
Impairment	8	—
Total operating expenses	1,677	3,833
Operating income	2,134	245
Interest expense	(301)	(444)
Other income, net	107	138
Income (loss) before income taxes	1,940	(61)
Income tax expense (benefit)	448	(113)
Net income	1,492	52
Less: Preference stock dividend requirements of SCE	34	41
Preferred stock dividend requirements of Edison International	22	22
Net income (loss) attributable to Edison International common shareholders	$1,436	$(11)
Basic earnings per share:
Weighted average shares of common stock outstanding	385	385
Basic earnings (loss) per common share available to Edison International common shareholders	$3.73	$(0.03)
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	386	385
Diluted earnings (loss) per common share available to Edison International common shareholders	$3.72	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2025	2024
Net income	$1,492	$52
Comprehensive income	1,492	52
Less: Comprehensive income attributable to noncontrolling interests	34	41
Comprehensive income attributable to Edison International	$1,458	$11
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,318	$193
Receivables, less allowances of $300 and $352 for uncollectible accounts at respective dates	1,864	2,169
Accrued unbilled revenue	805	848
Inventory	539	538
Prepaid expenses	262	103
Regulatory assets	2,124	2,748
Wildfire Insurance Fund contributions	138	138
Other current assets	377	418
Total current assets	7,427	7,155
Nuclear decommissioning trusts	4,231	4,286
Other investments	59	57
Total investments	4,290	4,343
Utility property, plant and equipment, less accumulated depreciation and amortization of $14,447 and $14,207 at respective dates	59,950	59,047
Nonutility property, plant and equipment, less accumulated depreciation of $122 and $124 at respective dates	204	207
Total property, plant and equipment	60,154	59,254
Receivables, less allowances of $44 and $43 for uncollectible accounts at respective dates	85	62
Regulatory assets (include $1,500 and $1,512 related to a Variable Interest Entity ("VIE") at respective dates)	10,548	8,886
Wildfire Insurance Fund contributions	1,844	1,878
Operating lease right-of-use assets	1,169	1,180
Long-term insurance receivables	406	418
Other long-term assets	2,497	2,403
Total other assets	16,549	14,827
Total assets	$88,420	$85,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Short-term debt	$5	$998
Current portion of long-term debt	2,999	2,049
Accounts payable	2,156	2,000
Wildfire-related claims	55	60
Accrued interest	495	422
Regulatory liabilities	563	1,347
Current portion of operating lease liabilities	123	124
Other current liabilities	1,373	1,439
Total current liabilities	7,769	8,439
Long-term debt (includes $1,468 related to a VIE at respective dates)	35,387	33,534
Deferred income taxes and credits	7,726	7,180
Pensions and benefits	379	384
Asset retirement obligations	2,554	2,580
Regulatory liabilities	10,430	10,159
Operating lease liabilities	1,046	1,056
Wildfire-related claims	803	941
Other deferred credits and other long-term liabilities	3,529	3,566
Total deferred credits and other liabilities	26,467	25,866
Total liabilities	69,623	67,839
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,159,317 shares of Series A and 503,454 shares of Series B issued and outstanding at respective dates)	1,645	1,645
Common stock, no par value (800,000,000 shares authorized; 384,763,662 and 384,784,719 shares issued and outstanding at respective dates)	6,315	6,353
Retained earnings	8,662	7,567
Total Edison International's shareholders' equity	16,622	15,565
Noncontrolling interests – preference stock of SCE	2,175	2,175
Total equity	18,797	17,740
Total liabilities and equity	$88,420	$85,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Edison International

	Three Months Ended March 31,
(in millions, unaudited)	2025	2024
Cash flows from operating activities:
Net income	$1,492	$52
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	742	707
Equity allowance for funds used during construction	(46)	(47)
Impairment	8	—
Deferred income taxes	421	(114)
Wildfire Insurance Fund amortization expense	36	36
Other	28	13
Nuclear decommissioning trusts	(34)	(20)
Changes in operating assets and liabilities:
Receivables	269	84
Inventory	(1)	5
Accounts payable	70	(19)
Tax receivables and payables	14	(2)
Other current assets and liabilities	(235)	(300)
Derivative assets and liabilities, net	33	(17)
Regulatory assets and liabilities, net	(1,443)	250
Wildfire-related insurance receivable	12	—
Wildfire-related claims	(143)	419
Other noncurrent assets and liabilities	1	(4)
Net cash provided by operating activities	1,224	1,043
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $49 and $24 for the respective periods	3,501	2,976
Long-term debt repaid	(1)	(601)
Short-term debt repaid	—	(390)
Common stock repurchased	(29)	—
Preferred stock repurchased	—	(19)
Commercial paper repayments, net of borrowing	(1,687)	(622)
Dividends and distribution to noncontrolling interests	(34)	(43)
Common stock dividends paid	(319)	(295)
Preferred stock dividends paid	(44)	(44)
Other	(13)	26
Net cash provided by financing activities	1,374	988
Cash flows from investing activities:
Capital expenditures	(1,408)	(1,279)
Proceeds from sale of nuclear decommissioning trust investments	1,406	1,258
Purchases of nuclear decommissioning trust investments	(1,372)	(1,257)
Other	—	2
Net cash used in investing activities	(1,374)	(1,276)
Net increase in cash, cash equivalents and restricted cash	1,224	755
Cash, cash equivalents and restricted cash at beginning of period	684	532
Cash, cash equivalents and restricted cash at end of period	$1,908	$1,287
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2025	2024
Operating revenue	$3,802	$4,064
Purchased power and fuel	1,047	1,008
Operation and maintenance	962	1,291
Wildfire-related claims, net of (recoveries)	(1,355)	614
Wildfire Insurance Fund expense	36	36
Depreciation and amortization	741	701
Property and other taxes	165	153
Impairment	8	—
Total operating expenses	1,604	3,803
Operating income	2,198	261
Interest expense	(220)	(374)
Other income, net	111	135
Income before income taxes	2,089	22
Income tax expense (benefit)	488	(84)
Net income	1,601	106
Less: Preference stock dividend requirements	34	41
Net income available to common stock	$1,567	$65

Condensed Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2025	2024
Net income	$1,601	$106
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	1
Other comprehensive income, net of tax	—	1
Comprehensive income	$1,601	$107

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$1,094	$78
Receivables, less allowances of $296 and $347 for uncollectible accounts at respective dates	1,860	2,160
Accrued unbilled revenue	804	845
Inventory	539	538
Prepaid expenses	261	102
Regulatory assets	2,124	2,748
Wildfire Insurance Fund contributions	138	138
Other current assets	373	415
Total current assets	7,193	7,024
Nuclear decommissioning trusts	4,231	4,286
Other investments	45	38
Total investments	4,276	4,324
Utility property, plant and equipment, less accumulated depreciation and amortization of $14,447 and $14,207 at respective dates	59,950	59,047
Nonutility property, plant and equipment, less accumulated depreciation of $105 and $108 at respective dates	197	199
Total property, plant and equipment	60,147	59,246
Receivables, less allowances of $44 and $43 for uncollectible accounts at respective dates	85	62
Regulatory assets (include $1,500 and $1,512 related to a VIE at respective dates)	10,548	8,886
Wildfire Insurance Fund contributions	1,844	1,878
Operating lease right-of-use assets	1,163	1,174
Long-term insurance receivables	119	131
Long-term insurance receivables due from affiliate	303	303
Other long-term assets	2,409	2,317
Total other assets	16,471	14,751
Total assets	$88,087	$85,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2025	December 31, 2024
LIABILITIES AND EQUITY
Short-term debt	$5	$553
Current portion of long-term debt	2,199	1,249
Accounts payable	2,164	2,078
Wildfire-related claims	55	60
Accrued interest	412	385
Regulatory liabilities	563	1,347
Current portion of operating lease liabilities	121	123
Other current liabilities	1,440	1,495
Total current liabilities	6,959	7,290
Long-term debt (includes $1,468 related to a VIE at respective dates)	30,578	29,266
Deferred income taxes and credits	9,283	8,697
Pensions and benefits	91	92
Asset retirement obligations	2,554	2,580
Regulatory liabilities	10,430	10,159
Operating lease liabilities	1,042	1,051
Wildfire-related claims	803	941
Other deferred credits and other long-term liabilities	3,472	3,518
Total deferred credits and other liabilities	27,675	27,038
Total liabilities	65,212	63,594
Commitments and contingencies (Note 12)
Preference stock	2,220	2,220
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,936	8,950
Accumulated other comprehensive loss	(9)	(9)
Retained earnings	9,560	8,422
Total equity	22,875	21,751
Total liabilities and equity	$88,087	$85,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Southern California Edison Company

	Three Months Ended March 31,
(in millions, unaudited)	2025	2024
Cash flows from operating activities:
Net income	$1,601	$106
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	741	707
Equity allowance for funds used during construction	(46)	(47)
Impairment	8	—
Deferred income taxes	460	(85)
Wildfire Insurance Fund amortization expense	36	36
Other	19	8
Nuclear decommissioning trusts	(34)	(20)
Changes in operating assets and liabilities:
Receivables	265	69
Inventory	(1)	5
Accounts payable	(1)	(7)
Tax receivables and payables	17	(2)
Other current assets and liabilities	(269)	(334)
Derivative assets and liabilities, net	33	(17)
Regulatory assets and liabilities, net	(1,443)	250
Wildfire-related insurance receivable	12	—
Wildfire-related claims	(143)	419
Other noncurrent assets and liabilities	(1)	(2)
Net cash provided by operating activities	1,254	1,086
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $38 and $24 for the respective periods	2,962	2,976
Long-term debt repaid	(1)	(601)
Short-term debt repaid	—	(375)
Commercial paper repayments, net of borrowing	(1,245)	(656)
Common stock dividends paid	(430)	(360)
Preference stock dividends paid	(34)	(43)
Other	(16)	(7)
Net cash provided by financing activities	1,236	934
Cash flows from investing activities:
Capital expenditures	(1,407)	(1,278)
Proceeds from sale of nuclear decommissioning trust investments	1,406	1,258
Purchases of nuclear decommissioning trust investments	(1,372)	(1,257)
Other	—	1
Net cash used in investing activities	(1,373)	(1,276)
Net increase in cash, cash equivalents and restricted cash	1,117	744
Cash, cash equivalents and restricted cash at beginning of period	565	398
Cash, cash equivalents and restricted cash at end of period	$1,682	$1,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
These combined notes to the condensed consolidated financial statements apply to both Edison International and SCE unless otherwise described. Edison International's condensed consolidated financial statements include the accounts of Edison International, SCE, and other controlled subsidiaries. References to Edison International refer to the consolidated group of Edison International and its subsidiaries. References to "Edison International Parent and Other" refer to Edison International Parent and its competitive subsidiaries and "Edison International Parent" refer to Edison International on a stand-alone basis, not consolidated with its subsidiaries. SCE's condensed consolidated financial statements include the accounts of SCE, its controlled subsidiaries and a variable interest entity, SCE Recovery Funding LLC, of which SCE is the primary beneficiary. All intercompany transactions have been eliminated from the condensed consolidated financial statements.
Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"). This quarterly report should be read in conjunction with the financial statements and notes included in the 2024 Form 10-K.
In the opinion of management, all adjustments, consisting only of adjustments of a normal recurring nature, have been made that are necessary to fairly state the condensed consolidated financial position, results of operations, and cash flows in accordance with accounting principles generally accepted in the United States ("GAAP") for the periods covered by this quarterly report on Form 10-Q. The results of operations for the interim periods presented are not necessarily indicative of the operating results for the full year.
The December 31, 2024 financial statement data was derived from the audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements.
Segment Information
For information on Edison International's and SCE's segment information, see Note 1 in the 2024 Form 10-K. In addition, for the three months ended March 31, 2025 and 2024, Edison International's and SCE's significant segment expenses agree to those disclosed in the condensed consolidated statements of income. As of March 31, 2025 and 2024, the measures of Edison International's and SCE's segment assets are reported on Edison International's and SCE's condensed consolidated balance sheets, respectively, as total assets.
Cash, Cash Equivalents and Restricted Cash
The following table sets forth the cash, cash equivalents and restricted cash included in the condensed consolidated statements of cash flows:

	Edison International		SCE
(in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Cash and cash equivalents[1]	$1,318	$193	$1,094	$78
Short-term restricted cash[2]	60	40	58	36
Long-term restricted cash[3]	530	451	530	451
Total cash, cash equivalents and restricted cash	$1,908	$684	$1,682	$565
1Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less.
2Includes SCE Recovery Funding LLC's restricted cash for payments of senior secured recovery bonds and is reflected in "Other current assets" on Edison International's and SCE's condensed consolidated balance sheets.
3The SCE amount represents cash collected for customer-funded wildfire self-insurance and is reflected in "Other long-term assets" on Edison International's and SCE's condensed consolidated balance sheets. See Note 12 for further information.
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. The increase in the provision of uncollectible accounts and write-offs for the three months ended March 31, 2025, is driven primarily by consumer protection programs.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended March 31, 2025			Three months ended March 31, 2024
(in millions)	Customers	All others	Total[2]	Customers	All others	Total
Beginning balance	$372	$18	$390	$347	$17	$364
Current period provision for uncollectible accounts[1]	78	3	81	60	1	61
Write-offs, net of recoveries	(128)	(3)	(131)	(60)	(2)	(62)
Ending balance	$322	$18	$340	$347	$16	$363
1This includes $66 million and $50 million of incremental costs, for the three months ended March 31, 2025 and 2024, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2Approximately $44 million and $43 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.
Wildfire Insurance Fund
The Wildfire Insurance Fund does not have a defined life. Instead, the Wildfire Insurance Fund will terminate when the administrator determines that the fund has been exhausted. Therefore, estimating the period of coverage of the fund is subject to significant accounting judgments and estimates. Management reassesses the period of coverage of the fund at least annually in the first quarter each year and when new or additional information becomes available. Edison International and SCE apply adjustments to the period of coverage on a prospective basis and amortize the Wildfire Insurance Fund contribution asset ratably over the remaining estimated life of the fund. An impairment will be recorded to the Wildfire Insurance Fund contribution asset, if the asset exceeds SCE's ability to benefit from the remaining coverage provided by the Wildfire Insurance Fund.
As of March 31, 2025, management has determined that the period of coverage for the Wildfire Insurance Fund, based on available historical data from wildfires caused by electrical utility equipment to estimate expected loss, continues to be an estimated 20 years from the date SCE committed to participate in the Wildfire Insurance Fund. The details of the operation of the Wildfire Insurance Fund and claims by participating electrical corporations against the fund have been considered to estimate the fund period of coverage. Significant factors in determining the estimated period of coverage are the frequency of wildfire events caused by investor-owned utility electrical equipment and the disclosed estimated costs associated with these events. There have been fires in the service areas of SCE, PG&E and SDG&E since the inception of the Wildfire

Insurance Fund, including fires where the cause is unknown or losses are not reasonably estimable, such as the Eaton Fire, which in the future may be covered by the Wildfire Insurance Fund but have not been reflected or estimated at this time.
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
EPS available to Edison International common shareholders was computed as follows:

	Three months ended March 31,
(in millions, except per-share amounts)	2025	2024
Basic earnings per share:
Net income (loss) attributable to common shareholders	$1,436	$(11)
Participating securities dividends	(1)	—
Net income (loss) available to common shareholders	$1,435	$(11)
Weighted average common shares outstanding	385	385
Basic earnings (loss) per share	$3.73	$(0.03)
Diluted earnings per share:
Net income (loss) available to common shareholders	$1,435	$(11)
Income impact of assumed conversions	1	—
Net income (loss) available to common shareholders and assumed conversions	$1,436	$(11)
Weighted average common shares outstanding	385	385
Incremental shares from assumed conversions[1]	1	—
Adjusted weighted average shares – diluted	386	385
Diluted earnings (loss) per share	$3.72	$(0.03)
1Due to the loss reported for the quarter ended March 31, 2024, incremental shares were not included as the effect would be antidilutive.
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 8,203,681 and 4,202,791 shares of common stock for the three months ended March 31, 2025 and 2024, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
Revenue Recognition
Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.
Regulatory Proceedings
2025 General Rate Case
As discussed in the 2024 Form 10-K, SCE requested a revenue requirement of approximately $10.3 billion for the test year 2025 in the 2025 GRC. This represents a $1.9 billion, or 23%, increase over the 2024 revenue requirement of approximately $8.4 billion, which was adopted in Track 4 and prior to certain subsequent adjustments. This test year 2025 revenue requirement was subsequently updated to $10.4 billion, reflecting 2025 CPUC-authorized ROE and additional amendments and other revisions to rebuttal testimony.
Since January 1, 2025, and until a GRC decision is issued, SCE is recognizing revenue based on the 2024 authorized revenue requirement, adjusted to reflect the 2025 CPUC-authorized ROE. The CPUC has also approved the establishment of a memorandum account to track changes in the authorized revenue requirement effective January 1, 2025. While SCE and certain parties have entered into stipulations to resolve certain contested areas in the 2025 GRC, SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision.

FERC 2025 Formula Rate Update
In November 2024, SCE filed its 2025 annual transmission revenue requirement update with the FERC, with rates effective January 1, 2025. The update reflects a 2025 transmission revenue requirement of $1.3 billion, which is a $220 million, or 20%, increase from the 2024 annual revenue requirement. The lower revenue in 2024 was due to a return of prior year overcollections. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first three months of 2025 based on the FERC 2025 annual update rate, subject to refund.
New Accounting Guidance
Accounting Guidance Adopted
No material accounting standards were adopted in three months ended in March 31, 2025.
Accounting Guidance Not Yet Adopted
In December 2023, the FASB issued an accounting standards update requiring public entities to provide more disclosures primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for annual periods after January 1, 2025 with early adoption permitted. The guidance is applied prospectively. Edison International and SCE will apply this standard for their annual filings for the year ended December 31, 2025 and do not expect the adoption of this standard to materially affect the annual disclosures.
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
Note 2.  Condensed Consolidated Statements of Changes in Equity
The following tables provide Edison International's changes in equity:

	Equity Attributable to Edison International Shareholders				Noncontrolling Interests
(in millions, except per share amounts)	Preferred Stock	Common Stock	Retained Earnings	Subtotal	Preference Stock	Total Equity
Balance at December 31, 2024	$1,645	$6,353	$7,567	$15,565	$2,175	$17,740
Net income	—	—	1,458	1,458	34	1,492
Common stock issued	—	2	—	2	—	2
Common stock repurchased	—	(29)	—	(29)	—	(29)
Common stock dividends declared ($0.8275 per share)	—	—	(319)	(319)	—	(319)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	(34)	(34)
Shares withheld for tax withholdings on vested equity awards	—	(21)	—	(21)	—	(21)
Noncash stock-based compensation	—	10	—	10	—	10
Balance at March 31, 2025	$1,645	$6,315	$8,662	$16,622	$2,175	$18,797

	Equity Attributable to Edison International Shareholders					Noncontrolling Interests
(in millions, except per share amounts)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preference Stock	Total Equity
Balance at December 31, 2023	$1,673	$6,338	$(9)	$7,499	$15,501	$2,443	$17,944
Net income	—	—	—	11	11	41	52
Common stock issued	—	11	—	—	11	—	11
Common stock dividends declared ($0.78 per share)	—	—	—	(300)	(300)	—	(300)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($24.418 - $58.854 per share for preference stock)	—	—	—	—	—	(41)	(41)
Noncash stock-based compensation	—	12	—	—	12	—	12
Preferred stock repurchased	(19)	—	—	—	(19)	—	(19)
Balance at March 31, 2024	$1,654	$6,361	$(9)	$7,166	$15,172	$2,443	$17,615
The following tables provide SCE's changes in equity:

(in millions, except per share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2024	$2,220	$2,168	$8,950	$(9)	$8,422	$21,751
Net income	—	—	—	—	1,601	1,601
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	(21)	—	1	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2025	$2,220	$2,168	$8,936	$(9)	$9,560	$22,875

(in millions, except per share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2023	$2,495	$2,168	$8,446	$(12)	$8,307	$21,404
Net income	—	—	—	—	106	106
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($24.418 - $58.854 per share)	—	—	—	—	(41)	(41)
Stock-based compensation	—	—	(20)	—	—	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2024	$2,495	$2,168	$8,433	$(11)	$8,012	$21,097
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
The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's condensed consolidated balance sheets.

(in millions)	March 31, 2025	December 31, 2024
Other current assets	$72	$49
Regulatory assets: non-current	1,500	1,512
Regulatory liabilities: current	27	30
Current portion of long-term debt[1]	49	49
Other current liabilities	20	6
Long-term debt[1]	1,468	1,468
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
As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's condensed consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2024 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 5,300 MW and 4,642 MW at March 31, 2025 and 2024, respectively. The amounts that SCE paid to these projects were $172 million and $157 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

Note 4.  Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2025 and December 31, 2024, nonperformance risk was not material for Edison International or SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2025
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$8	$156	$(9)	$155
Money market funds and other	913	22	—	—	935
Nuclear decommissioning trusts:
Stocks[2]	1,575	—	—	—	1,575
Fixed Income[3]	971	1,693	—	—	2,664
Short-term investments, primarily cash equivalents	101	28	—	—	129
Subtotal of nuclear decommissioning trusts[4]	2,647	1,721	—	—	4,368
Total assets	3,560	1,751	156	(9)	5,458
Liabilities at fair value
Derivative contracts	—	22	—	(22)	—
Total liabilities	—	22	—	(22)	—
Net assets	$3,560	$1,729	$156	$13	$5,458

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$1	$212	$(1)	$212
Other	—	22	—	—	22
Nuclear decommissioning trusts:
Stocks[2]	1,631	—	—	—	1,631
Fixed Income[3]	975	1,618	—	—	2,593
Short-term investments, primarily cash equivalents	128	39	—	—	167
Subtotal of nuclear decommissioning trusts[4]	2,734	1,657	—	—	4,391
Total assets	2,734	1,680	212	(1)	4,625
Liabilities at fair value
Derivative contracts	—	47	—	(47)	—
Total liabilities	—	47	—	(47)	—
Net assets	$2,734	$1,633	$212	$46	$4,625
1Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2Approximately 73% and 75% of SCE's equity investments were in companies located in the United States at March 31, 2025 and December 31, 2024, respectively.
3Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $65 million and $94 million at March 31, 2025 and December 31, 2024, respectively.
4Excludes net payables of $137 million and $105 million at March 31, 2025 and December 31, 2024, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2025	2024
Fair value of net assets at beginning of period	$212	$91
Settlements	(10)	—
Total realized/unrealized losses, net of gains[1]	(46)	(11)
Fair value of net assets at end of period	$156	$80
1Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
There were no material transfers into or out of Level 3 during 2025 and 2024.
The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 CRR assets and liabilities:

	Fair Value (in millions)		Significant Unobservable Input	Range ($ per MWh)	Weighted Average ($ per MWh)
	Assets	Liabilities
March 31, 2025	$156	$—	CAISO CRR auction prices	($7.39) - $50,048.16	$28.09
December 31, 2024	212	—	CAISO CRR auction prices	(4.64) - 50,048.16	27.20
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
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $213 million and $101 million at March 31, 2025 and December 31, 2024, respectively. Assets measured at fair value and classified as Level 2 were immaterial at March 31, 2025 and December 31, 2024, respectively. There were no securities classified as Level 3 for Edison International Parent and Other at March 31, 2025 and December 31, 2024, respectively.
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	March 31, 2025		December 31, 2024
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$38,386	$35,460	$35,583	$33,160
SCE	32,777	29,863	30,515	27,994
1Carrying value is net of debt issuance costs.
2The fair value of long-term debt is classified as Level 2.

Note 5.  Debt and Credit Agreements
Long-Term Debt
During the three months ended March 31, 2025, SCE issued the following first and refunding mortgage bonds:

Description	Month of Issuance	Rate	Maturity Date	Amount (in millions)
Series 2025A	January 2025	5.45%	2035	$850
Series 2025B	January 2025	5.90%	2055	650
Series 2025C	March 2025	5.25%	2030	850
Series 2025D	March 2025	6.20%	2055	650
Total				$3,000
The proceeds were used to repay commercial paper borrowings and for other general corporate purposes.
In March 2025, Edison International Parent issued $550 million of 6.25% senior notes due in 2030. The proceeds were used to repay commercial paper and for general corporate purposes.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at March 31, 2025:

(in millions, except for rates)
Borrower	Termination Date	Secured Overnight Financing Rate ("SOFR") plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2028	128	$1,500	$—	$—	$1,500
SCE[2,3]	May 2028	108	3,350	5	2	3,343
Total Edison International			$4,850	$5	$2	$4,843
1At March 31, 2025, Edison International Parent did not have outstanding commercial paper.
2At March 31, 2025, SCE had $5 million outstanding commercial paper at a weighted-average interest rate of 4.85%.
3The credit facilities have an additional one-year extension option. The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.
Uncommitted Letters of Credit
SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $675 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At March 31, 2025, SCE had $128 million outstanding under these agreements, which expire between June 2025 and April 2026. The unused capacity under these agreements was $547 million.
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The fair value of these derivative contracts and any related collateral were immaterial as of March 31, 2025 and December 31, 2024.
SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its condensed consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.
The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	March 31, 2025
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$164	$22
Gross amounts offset in the condensed consolidated balance sheets	(9)	(9)
Cash collateral posted	—	(13)
Net amounts presented in the condensed consolidated balance sheets	$155	$—

	December 31, 2024
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$213	$47
Gross amounts offset in the condensed consolidated balance sheets	(1)	(1)
Cash collateral posted	—	(46)
Net amounts presented in the condensed consolidated balance sheets	$212	$—
1Included in "Other current assets" on SCE's condensed consolidated balance sheets.
2Included in "Other current liabilities" on SCE's condensed consolidated balance sheets.
At March 31, 2025, SCE posted $43 million of cash collateral, of which $13 million was offset against derivative liabilities and $30 million was reflected in "Other current assets" on SCE's condensed consolidated balance sheets. At December 31, 2024, SCE posted $74 million of cash collateral, of which $46 million was offset against derivative liabilities and $28 million was reflected in "Other current assets" on the condensed consolidated balance sheets.
Financial Statement Impact of Derivative Instruments
SCE recognizes realized gains and losses on derivative instruments as purchased power expense and unrealized gains and losses as regulatory assets or liabilities. Both realized and unrealized gains and losses are expected to be refunded to or recovered from customers and therefore do not affect earnings. Cash flows from derivative activities, including cash collateral, are reported in cash flows from operating activities in SCE's condensed consolidated statements of cash flows.
The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2025	2024
Realized	$(40)	$(71)
Unrealized	(23)	(28)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

Commodity	Unit of Measure	Economic Hedges
		March 31, 2025	December 31, 2024
Electricity options, swaps and forwards	Gigawatt hours	4,571	3,295
Natural gas options, swaps and forwards	Billion cubic feet	8	4
Congestion revenue rights	Gigawatt hours	5,751	8,141
Note 7.  Revenue
The following table is a summary of SCE's revenue:

	Three months ended March 31,
(in millions)	2025	2024
Revenue from contracts with customers[1]
Commercial	$1,548	$1,479
Residential	1,579	1,562
Other	642	729
Total revenue from contracts with customer[2]	3,769	3,770
Alternative revenue program and other[3]	33	294
Total operating revenue	$3,802	$4,064
1Since January 1, 2025, and until a GRC decision is issued, SCE is recognizing revenue based on the 2024 authorized revenue requirements, adjusted to reflect the 2025 CPUC-authorized ROE. For further information, see Note 1.
2At March 31, 2025 and December 31, 2024, SCE's receivables related to contracts from customers were $2.6 billion and $2.9 billion, respectively, which include accrued unbilled revenue of $804 million and $845 million, respectively.
3Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.
Deferred Revenue
As of March 31, 2025, SCE has deferred revenue of $351 million related to the sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $338 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's condensed consolidated balance sheets. The deferred revenue is amortized straight-line over the period of 30 years starting 2021.

Note 8.  Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended March 31,
(in millions)	2025	2024
Edison International:
Income (loss) from operations before income taxes	$1,940	$(61)
Provision for income tax at federal statutory rate of 21%	407	(13)
Increase (decrease) in income tax from:
State tax, net of federal tax effect	109	(37)
Property-related	(58)	(55)
Other	(10)	(8)
Total income tax expense (benefit)	$448	$(113)
Effective tax rate	23.1%	185.2%
SCE:
Income from operations before income taxes	$2,089	$22
Provision for income tax at federal statutory rate of 21%	439	5
Increase (decrease) in income tax from:
State tax, net of federal tax effect	117	(31)
Property-related	(58)	(55)
Other	(10)	(3)
Total income tax expense (benefit)	$488	$(84)
Effective tax rate	23.3%	(381.8)%
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
Tax Disputes
The tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2021 – 2023, and 2013 – 2018 & 2020 – 2023, respectively.

Note 9.  Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended March 31,
(in millions)	2025	2024
Edison International:
Service cost	$23	$24
Non-service cost (benefit)
Interest cost	48	44
Expected return on plan assets	(58)	(59)
Amortization of net loss[1]	—	1
Regulatory adjustment	(7)	(5)
Total non-service benefit[2]	$(17)	$(19)
Total expense	$6	$5
SCE:
Service cost	$23	$24
Non-service cost (benefit)
Interest cost	44	40
Expected return on plan assets	(55)	(55)
Amortization of net loss[1]	—	1
Regulatory adjustment	(7)	(5)
Total non-service benefit[2]	$(18)	$(19)
Total expense	$5	$5
1Represents the amount of net loss reclassified from other comprehensive loss.
2Included in "Other Income, net" on Edison International's and SCE's condensed consolidated statements of income.
Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended March 31,
(in millions)	2025	2024
Service cost	$3	$3
Non-service cost (benefit)
Interest cost	10	9
Expected return on plan assets	(27)	(28)
Amortization of net gain	(20)	(24)
Regulatory adjustment	34	40
Total non-service benefit[1]	$(3)	$(3)
Total expense	$—	$—
1Included in "Other income, net" on Edison International's and SCE's condensed consolidated statements of income.

Note 10. Investments
Future decommissioning costs related to SCE's nuclear assets are expected to be funded from independent decommissioning trusts.
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
(in millions)	Longest Maturity Dates	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Municipal bonds	2067	$759	$729	$897	$860
Government and agency securities	2074	1,212	1,201	1,384	1,341
Corporate bonds	2072	332	346	383	392
Short-term investments and receivables/(payables)[1]	One-year	117	152	(8)	62
Total debt securities and other		$2,420	$2,428	2,656	2,655
Equity securities				1,575	1,631
Total[2]				$4,231	$4,286
1As of March 31, 2025 and December 31, 2024, short-term investments included $9 million and $18 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by April 1, 2025 and January 2, 2025, respectively.
2Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $361 million and $373 million as of March 31, 2025 and December 31, 2024, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.6 billion and $1.7 billion at March 31, 2025 and December 31, 2024, respectively.
The following table summarizes the gains and losses for the trust investments:

	Three months ended March 31,
(in millions)	2025	2024
Gross realized gains	$24	$55
Gross realized losses	(1)	(9)
Net unrealized (losses)/gains for equity securities	(60)	95
Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.

Note 11. Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the condensed consolidated balance sheets are:

(in millions)	March 31, 2025	December 31, 2024
Current:
Regulatory balancing and memorandum accounts	$2,097	$2,723
Other	27	25
Total current	2,124	2,748
Long-term:
Deferred income taxes	6,095	5,982
Unamortized investments, net of accumulated amortization	120	115
Unamortized losses on reacquired debt	85	88
Regulatory balancing and memorandum accounts	2,436	867
Environmental remediation	219	222
Recovery assets	1,500	1,512
Other	93	100
Total long-term	10,548	8,886
Total regulatory assets	$12,672	$11,634
For more information, see Note 11 of the 2024 Form 10-K.
Regulatory Liabilities
SCE's regulatory liabilities included on the condensed consolidated balance sheets are:

(in millions)	March 31, 2025	December 31, 2024
Current:
Regulatory balancing and memorandum accounts	$386	$1,144
Energy derivatives	142	165
Other	35	38
Total current	563	1,347
Long-term:
Costs of removal	2,585	2,520
Deferred income taxes	2,150	2,163
Recoveries in excess of ARO liabilities	1,714	1,748
Regulatory balancing and memorandum accounts	2,264	2,023
Pension and other postretirement benefits	1,696	1,690
Other	21	15
Total long-term	10,430	10,159
Total regulatory liabilities	$10,993	$11,506

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	March 31, 2025	December 31, 2024
Asset (liability)
Energy procurement related costs	$(106)	$(97)
Public purpose and energy efficiency	(1,930)	(1,708)
GRC related balancing accounts	992	976
FERC related balancing accounts	131	125
Wildfire risk mitigation and insurance	731	741
TKM Settlement cost recovery[1]	1,556	—
Wildfire and drought restoration	284	238
Tax accounting memorandum account	(88)	(40)
Other	313	188
Assets, net of liabilities	$1,883	$423
1     Cost recoveries authorized under the TKM Settlement Agreement. See Note 12 for more information.
Note 12. Commitments and Contingencies
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
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of April 22, 2025, in addition to the outstanding claims of approximately 210 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events.
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
The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. As of April 22, 2025, SCE has entered into settlements with approximately 13,700 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
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
2017 Creek Fire
The "Creek Fire" originated near Sylmar in Los Angeles County in December 2017 and burned approximately 16,000 acres, destroyed an estimated 123 structures, damaged an estimated 81 structures, and resulted in 3 civilian injuries. While the United States Forest Service's ("USFS") January 2018 report of investigation concluded that the Los Angeles Department of Water and Power ("LADWP") long-span transmission lines slapping together in high winds resulted in arcing and ignition of the fire, in August 2024, the USFS issued a supplemental report concluding that the fire was caused by SCE power lines. In 2023, the USFS dismissed its claim against LADWP and filed a claim against SCE to recover over $40 million for fire-suppression costs incurred by the USFS and environmental damage to U.S. lands. Other than for the claims of 7 individual plaintiffs related to one property that were damaged by the Creek Fire, SCE has entered into settlements or settlements in principle on all claims filed by individual and subrogation plaintiffs who filed complaints against SCE related to the fire. One damages only trial for the individual plaintiff household is currently scheduled for June 2025 in the Creek Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. The SED is conducting an investigation with respect to the Creek Fire. SCE has accrued charges for potential losses relating to the Creek Fire.
2019 Saddle Ridge Fire
The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight fire fighters. In August 2023, SCE received a signed report of investigation from the LAFD, in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE's transmission lines were found in the specific origin area of the Saddle Ridge Fire. The SED is conducting an investigation with respect to the Saddle Ridge Fire. A jury trial for a bellwether individual plaintiff in the Saddle Ridge Fire litigation has been set for November 2025. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle

Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not determined that losses in connection with the Saddle Ridge Fire are probable and consequently has not accrued a charge for potential losses relating to the Saddle Ridge Fire.
2020 Bobcat Fire
The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The USFS has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, one commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to six firefighters. In addition, fire authorities have estimated suppression costs at approximately $80 million. An investigation into the cause of the Bobcat Fire was led by the USFS. In May 2023, SCE received a report of investigation from the USFS, in which the USFS finds that the Bobcat Fire was caused when an SCE electrical wire made contact with a tree limb. The SED has concluded its investigation of the Bobcat Fire and found no violations of its rules and regulations by SCE related to the Bobcat Fire. SCE has settled subrogation plaintiff claims and a claim brought by the United States of America against SCE and one of its contractors to recover fire-suppression costs, property and natural resource losses, and emergency response costs. Individual plaintiffs have also filed complaints against SCE related to the Bobcat Fire. As of April 22, 2025, no trials are scheduled in the Bobcat Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Bobcat Fire.
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
2022 Coastal Fire
The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that an SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire was led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. In September 2024, SCE received a report of investigation from the OCFA, in which the OCFA finds that the Coastal Fire was unintentionally caused by sparks from overhead SCE electrical equipment igniting vegetation under the equipment. The SED is conducting an investigation with respect to the Coastal Fire. SCE has settled subrogation plaintiff claims and claims brought by County of Orange. Individual plaintiffs have also filed complaints against SCE related to the Coastal Fire. One damages only trial for one individual plaintiff household is currently scheduled for September 2025 in the Coastal Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Coastal Fire.
2022 Fairview Fire
The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that an SCE circuit in the area experienced an anomaly (a relay) approximately 8 minutes prior to the reported start time of the fire. In November 2023, SCE received a report of investigation conducted by CAL FIRE, in which CAL FIRE finds that the Fairview Fire was caused when a sagging SCE electrical conductor came in contact with a communication line, causing sparks to fall and ignite surrounding vegetation. In March 2025, the SED issued a citation for approximately $2 million for violations of the SED's rules and regulations, including SCE's failure to comply with clearance requirements with respect to its electrical conductor. SCE has also settled subrogation plaintiff claims related to the Fairview Fire. As of April 22, 2025, no trials are scheduled in the Fairview Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Fairview Fire.
2025 Eaton Fire
In January 2025, several wind-driven wildfires impacted portions of SCE's service area, causing loss of life, substantial damage and service outages for SCE customers. One of the largest of these wildfires, the "Eaton Fire," ignited in SCE's service area in Los Angeles County and spread under conditions of an extreme Santa Ana windstorm.
CAL FIRE has reported that the Eaton Fire burned approximately 14,000 acres and resulted in 18 civilian fatalities and 9 fire personnel injuries/illnesses. In addition, according to preliminary information provided by CAL FIRE, the Eaton Fire destroyed approximately 6,018 single residence structures, 3,146 other minor structures, 96 multiple residences and 158 mixed commercial/residential and nonresidential commercial structures; and damaged approximately 750 residential structures, 260 other minor structures, 28 multiple residences and 35 mixed commercial/residential and nonresidential commercial structures. Fire authorities have estimated suppression costs at approximately $100 million.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE and Edison International. SCE’s ongoing internal review into the facts and circumstances of the Eaton Fire is complex and will require significant time. SCE's review includes ongoing inspections of its facilities and records and of third-party information, including analysis of concerning images and videos that suggest a possible link to SCE's transmission facilities in the preliminary area of origin, and testing. As of April 29, 2025, based on the information it has reviewed, SCE has not conclusively determined that its equipment was associated with the ignition of the Eaton Fire. SCE is also not aware of evidence conclusively pointing to another possible source of ignition. Absent additional evidence, SCE believes that its equipment could have been associated with the ignition of the Eaton Fire and, in light of pending litigation, that it is probable that Edison International and SCE will incur material losses in connection with the Eaton Fire. Given SCE's ongoing review into the cause of the Eaton Fire and, among other things, the complexities associated with estimating damages, uncertainties as to the causes that contributed to damages and the preliminary stage of formulating litigation strategies, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred.
Settlement of Claims
The following table presents settlements paid:

(in millions)	Inception to March 31, 2025	Three months ended March 31, 2025
2017/2018 Wildfire/Mudslide Events	$9,553	$99
Other Wildfire Events	629	65
Total	$10,182	$164

Edison International and SCE have not admitted wrongdoing or liability as part of any settlements related to the 2017/2018 Wildfire/Mudslide Events or the Other Wildfire Events. SCE continues to explore reasonable settlement opportunities with plaintiffs in outstanding wildfire litigation.
Loss Estimates
The following table presents changes in estimated losses since December 31, 2024:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Balance at December 31, 2024	$426	$575	$1,001
Increase in accrued estimated losses	—	21	21
Amounts paid	(99)	(65)	(164)
Balance at March 31, 2025	$327	$531	$858
Edison International's and SCE's condensed consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses presented in the tables below:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Current portion of Wildfire-related claims liabilities[1]	$38	$17	$55
Long term wildfire-related claims liabilities[2]	289	514	803
Total Balance at March 31, 2025	$327	$531	$858

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Current portion of Wildfire-related claims liabilities[1]	$48	$12	$60
Long term wildfire-related claims liabilities[2]	378	563	941
Total Balance at December 31, 2024	$426	$575	$1,001
1At March 31, 2025, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $17 million of settlements executed and $21 million of short-term payables under the SED Agreement. At December 31, 2024, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $29 million of settlements executed and $19 million of short-term payables under the SED Agreement.
2At March 31, 2025, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $33 million of long-term payables under the SED Agreement and $256 million of estimate of expected losses for remaining alleged and potential claims. At December 31, 2024, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $38 million of long-term payables under the SED Agreement and $340 million of estimate of expected losses for remaining alleged and potential claims.
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

For the three months ended March 31, 2025 and 2024, SCE's condensed consolidated statements of income included wildfire-related claims, net of expected recoveries as follows:

	Three months ended March 31, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Wildfire-related claims	$—	$21	$21
Expected recoveries from insurance and third parties[1]	—	(82)	(82)
Expected (recoveries from)/refund to CPUC customers	(1,341)	44	(1,297)
Expected refund to FERC customers	—	3	3
Total pre-tax gain	(1,341)	(14)	(1,355)
Income tax expense	375	4	379
Total after-tax gain	$(966)	$(10)	$(976)

	Three months ended March 31, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Wildfire-related claims	$490	$180	$670
Expected recoveries from insurance and third parties[2]	—	(56)	(56)
Expected revenue from FERC customers	(27)	(7)	(34)
Total pre-tax charge	463	117	580
Income tax benefit	(130)	(33)	(163)
Total after-tax charge	$333	$84	$417
1For the three months ended March 31, 2025, EIS, a wholly-owned subsidiary of Edison International, incurred $50 million insurance expense, which consisted of $47 million of wildfire claims and $3 million of related legal costs. Wildfire claims were included in the insurance recoveries of SCE, offset by reduction in expected recovery from CPUC and FERC customers, and was excluded from insurance recoveries of Edison International.
2For the three months ended March 31, 2024, EIS incurred $1 million insurance expense. This amount was included in the insurance recoveries of SCE but were excluded from those of Edison International.
In total, through March 31, 2025, SCE has recorded estimated losses of $11.0 billion, expected recoveries from insurance and third parties of $2.8 billion and expected recoveries through electric rates of $1.9 billion related to the 2017/2018 Wildfire/Mudslide Events and the Other Wildfire Events. The after-tax net charges to earnings recorded through March 31, 2025, have been $4.6 billion.
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

The following table sets forth SCE's total recoveries received since inception and expected to receive as of March 31, 2025:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Recoveries from insurance and third parties	$2,000	$800	$2,800
FERC recoveries	440	22	462
CPUC- RMBA recoveries	—	12	12
CPUC-WEMA deferral	1,341	96	1,437
Total	$3,781	$930	$4,711
The following tables summarize expected recoveries from insurance and third parties, and through electric rates as of March 31, 2025 and December 31, 2024:

	March 31, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Long-term receivables from insurance and third parties	$—	$422	$422
FERC related balancing accounts	55	22	77
CPUC-WEMA	1,341	96	1,437
Total	$1,396	$540	$1,936

	December 31, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Long-term receivables from insurance and third parties	$—	$434	$434
FERC related balancing accounts	64	9	73
CPUC-WEMA	—	140	140
Total	$64	$583	$647
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

SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period was approximately $450 million, of which $357 million was paid to commercial insurance carriers (commercial insurance carriers other than EIS are referred to herein as "Third-Party Commercial Insurers"). The difference between the Third-Party Commercial Insurer cost and total cost for the July 1, 2022 through June 30, 2023 policy period was paid in premiums to EIS (see Note 17 for further information). Wildfire insurance premiums paid for the July 1, 2022 through June 30, 2023 policy period are being recovered through customer rates. As a result of an EIS insurance policy amendment, in the first quarter of 2025, EIS recorded a $50 million wildfire insurance expense (by utilizing the premiums already collected as discussed above), and SCE recorded the corresponding insurance recovery from EIS, which reduced expected WEMA recoveries. On the Edison International consolidated statements of income, the EIS insurance expense is eliminated with SCE's insurance recovery from EIS.
In May 2023, the CPUC allowed SCE to establish an expanded self-insurance program for wildfire-related costs that will be funded through CPUC-jurisdictional rates, in lieu of obtaining wildfire liability insurance from the commercial insurance market. Beginning on July 1, 2023, SCE implemented its customer-funded wildfire self-insurance program. In 2023 and 2024 SCE collected $150 million and $300 million, respectively, through CPUC-jurisdictional rates in support of SCE's customer-funded wildfire self-insurance program. As of March 31, 2025, SCE has collected $74 million for the January 1, 2025 through December 31, 2025 period for its customer-funded wildfire self-insurance and is authorized to collect an additional $226 million through December 31, 2025.

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
In August 2023, SCE filed an application to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of uninsured claims and associated costs, including legal costs and financing costs. In January 2025, the CPUC approved the TKM Settlement Agreement and closed the proceeding. Under the TKM Settlement Agreement, SCE is authorized to recover 60%, or approximately $1.6 billion, of approximately $2.7 billion of losses, consisting of approximately $1.3 billion of uninsured claims paid as of May 31, 2024 and $0.3 billion of associated costs, composed of legal fees and financing costs incurred as of May 31, 2024 and estimated ongoing financing costs. SCE is also authorized to recover 60% of claims paid and related costs incurred after May 31, 2024, other than for $125 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. As a result, in the first quarter of 2025, SCE recorded a regulatory asset of $1.6 billion for recoveries authorized under the TKM Settlement Agreement, consisting of $1.3 billion uninsured claims and $0.3 billion associated costs, including legal and financing costs. SCE was also authorized to recover approximately $55 million of approximately $65 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Thomas and Koenigstein Fires. Additionally, SCE recorded $50 million of shareholder-funded wildfire mitigation expenses.
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

At March 31, 2025, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites with a liability balance at March 31, 2025, in which the upper end of the range of expected costs is at least $1 million) was $226 million, including $152 million related to San Onofre. In addition to these sites, SCE also has 16 immaterial sites with a liability balance as of March 31, 2025, for which the total minimum recorded liability was $4 million. Of the $230 million total environmental remediation liability for SCE, $219 million has been recorded as a regulatory asset. SCE expects to recover $34 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $185 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $98 million and $2 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 35 years. Remediation costs for each of the next five years are expected to range from $9 million to $21 million. Costs incurred for the three months ended March 31, 2025 and 2024 were $4 million and $2 million, respectively, and were included in the "Operation and maintenance" expense on Edison International's and SCE's condensed consolidated statements of income.
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
Note 13. Equity
Common Stock
Stock Repurchase Programs
On December 12, 2024, the Edison International Board of Directors authorized a stock repurchase program effective February 20, 2025, for repurchase of up to $75 million of its common stock until February 18, 2026 ("2025 Repurchase Program"). The 2025 Repurchase Program will be used to offset dilution from common stock issued under Edison International's long-term incentive compensation programs and will be funded using Edison International's working capital.
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
During the three months ended March 31, 2025, Edison International repurchased and retired 500,000 shares under the 2025 Repurchase Program for an average price of $58.97 per share. As of March 31, 2025, $46 million authorized repurchase amount remained under the 2025 Share Repurchase Program.
Note 14. Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive loss, net of tax, are as follows:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2025	2024	2025	2024
Beginning balance	$—	$(9)	$(9)	$(12)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	—	—	—	1
Change	—	—	—	1
Ending balance	$—	$(9)	$(9)	$(11)
1These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.
Note 15. Other Income, Net
Other income net of expenses is as follows:

	Three months ended March 31,
(in millions)	2025	2024
SCE other income (expense):
Equity AFUDC	$46	$47
Increase in cash surrender value of life insurance policies and life insurance benefits	10	12
Interest income	43	64
Net periodic benefit income – non-service components	21	22
Civic, political and related activities and donations	(5)	(7)
Other	(4)	(3)
Total SCE other income, net	111	135
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	(6)	—
Interest income and other	2	3
Total Edison International other income, net	$107	$138

Note 16. Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2025	2024	2025	2024
Cash payments (receipts):
Interest, net of amounts capitalized	$372	$348	$337	$322
Income taxes, net	—	—	—	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	319	300	430	360
Preference stock of SCE	—	9	—	9
SCE's accrued capital expenditures at March 31, 2025 and 2024 were $731 million and $620 million, respectively. Accrued capital expenditures are included in investing activities in the condensed consolidated statements of cash flows in the periods paid.
Note 17. Related-Party Transactions
In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million from EIS, for the period to June 30, 2023. SCE subsequently did not renew or purchase wildfire liability insurance from EIS for additional periods. In lieu of obtaining wildfire liability insurance from the commercial insurance market, SCE implemented its customer-funded wildfire self-insurance program beginning July 1, 2023. In addition, one of the EIS wildfire liability insurance policies was amended in February 2025 to reimburse SCE for $50 million in claim costs and related legal expenses for a wildfire occurring during the July 1, 2022 through June 30, 2023 policy period. For further information, see Note 12. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's condensed consolidated balance sheets were $303 million at both March 31, 2025 and December 31, 2024.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2025. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2024 Form 10-K.
LEGAL PROCEEDINGS
2017/2018 Wildfire/Mudslide Events
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of April 22, 2025, in addition to the outstanding claims of approximately 210 claims of approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' related to the 2017/2018 Wildfire/Mudslide Events. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
As of April 22, 2025, SCE was aware of approximately 20 pending unsettled lawsuits representing approximately 50 individual plaintiffs related to the Thomas and Koenigstein Fires and the Montecito Mudslides naming SCE as a defendant. Approximately 10 of the approximately 20 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of April 22, 2025, no trials are scheduled in the TKM litigation.
As of April 22, 2025, SCE was aware of approximately 60 currently pending unsettled lawsuits representing approximately 160 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 50 of the 60 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of April 22, 2025, damages only trials have been set for August 2025 and February 2026 for two individual plaintiff households in the Woolsey Fire litigation.
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
As of April 22, 2025, SCE was aware of approximately 200 currently pending unsettled lawsuits representing approximately 3,600 individual plaintiffs, subrogation lawsuits, and lawsuits by the County of Los Angeles and local municipalities including the City of Pasadena and City of Sierra Madre related to the Eaton Fire naming SCE and Edison International as defendants.

For information on the 2017/2018 Wildfire/Mudslide Events and the Eaton Fire, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.
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
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International's common stock made by or on behalf of Edison International in the first quarter of 2025. For further information about Edison International's common stock repurchase programs, see "Notes to Condensed Consolidated Financial Statements—Note 13 Equity."

	(a) Total Number of Shares (or Units Purchased)[1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	—	—	—	—
February 1, 2025 to February 28, 2025	—	—	—	—
March 1, 2025 to March 31, 2025	500,000	$58.97	500,000	$45,514,624
Total	500,000	$58.97	500,000	$45,514,624
1Purchases were made pursuant to Edison International's 2025 common stock repurchase program disclosed in the 2024 10-K .

OTHER INFORMATION
Trading Plans
During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

EXHIBITS

Exhibit Number	Description

10.1**	Form of Long-Term Incentives Award Agreement under the Edison International 2007 Performance Incentive Plan

10.2**	Edison International 2008 Executive Retirement Plan, as amended and restated effective February 26, 2025

10.3**	Edison International 2008 Executive Severance Plan, as amended and restated effective February 26, 2025

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2025, filed on April 29, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2025, filed on April 29, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

104	The cover page of this report formatted in Inline XBRL (included as Exhibit 101)
__________________________________________________________________
**Indicates a management contract or compensatory plan or arrangement as required by Item 15(a)(3).
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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	April 29, 2025	Date:	April 29, 2025