Form 10-Q
period 2025-06-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2025-07-31
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Edison International	Yes	☐	No	☑	Southern California Edison Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of July 24, 2025:
Edison International	384,834,007 Shares
Southern California Edison Company	434,888,104 Shares

i

This combined Form 10-Q is separately filed by Edison International and SCE. Information contained in this document relating to SCE is filed by Edison International and separately by SCE. SCE makes no representation as to information relating to Edison International or its subsidiaries, except as it may relate to SCE and its subsidiaries.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2024 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2024
2024 MD&A	Edison International's and SCE's MD&A for the calendar year 2024, which was included in the 2024 Form 10-K
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	$1.6 billion in wildfire risk mitigation capital expenditures that SCE has excluded from the equity portion of SCE's rate base as required under AB 1054
AB 1054 Liability Cap	a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, in the year of the applicable prudency determination
ARO(s)	asset retirement obligation(s)
CAISO	California Independent System Operator
Cal Advocates	the California Public Advocates Office
CAL FIRE	the California Department of Forestry and Fire Protection
CAL OES	the California Governor's Office of Emergency Services
Capistrano Wind	a group of wind projects referred to as Capistrano Wind
Capital Structure Compliance Period	January 1, 2023 to December 31, 2025, the current compliance period for SCE's CPUC authorized capital structure
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CPUC	California Public Utilities Commission
DERs	distributed energy resources
DGC	the decommissioning general contractor engaged by SCE to undertake a significant scope of decommissioning activities at San Onofre
Eaton Fire	a wind-driven fire that originated in Los Angeles County in January 2025
ECS	SCE commercial telecommunications services operated under the name of Edison Carrier Solutions
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity other than an investor-owned utility or CCA that provides electric power and ancillary services to retail customers
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings used to mitigate the risk of wildfires in high fire risk areas by increasing the speed with which a protective device reacts to most fault currents
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
LAFD	the Los Angeles Fire Department
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report

Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	Megawatt(s)
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding, a CPUC proceeding to review decommissioning costs
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
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
•impact of affordability of customer rates on SCE's ability to execute its strategy, including the impact of affordability on SCE's ability to obtain regulatory approval of, or cost recovery for, operations and maintenance expenses, proposed capital investment projects, and increased costs due to supply chain constraints, tariffs, inflation and rising interest rates and the impact of legislative actions on affordability;
•ability of SCE to update its grid infrastructure to maintain system integrity and reliability, and meet electrification needs;
•ability of SCE to implement its operational and strategic plans, including its WMP and capital investment program, including challenges related to project site identification, public opposition, environmental mitigation, construction, permitting, contractor performance, changes in the CAISO's transmission plans, and governmental approvals;
•risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
•ability of SCE to obtain safety certifications from OEIS;
•risk that AB 1054 or other new California legislation does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054, including its interpretation of the prudency standard clarified by AB 1054;
•ability of Edison International and SCE to effectively attract, manage, develop and retain a skilled workforce, including its contract workers;
•decisions and other actions by the CPUC, the FERC, the NRC, the California legislature and other governmental authorities, including decisions and actions related to nationwide or statewide crisis, approval of regulatory proceeding settlements, determinations of authorized rates of return or return on equity, the recoverability of wildfire-related and debris flow-related costs, issuance of SCE's wildfire safety certification, reforming wildfire-related liability protections available to California investor-owned utilities, wildfire mitigation efforts, approval and implementation of electrification programs, and delays in executive, regulatory and legislative actions;
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
The MD&A for the six months ended June 30, 2025, discusses material changes in the condensed consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2024, and as compared to the six months ended June 30, 2024. This discussion presumes that the reader has read or has access to the 2024 MD&A.
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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net income (loss) available to Edison International
SCE	$443	$523	$(80)	$2,010	$588	$1,422
Edison International Parent and Other	(100)	(84)	(16)	(231)	(160)	(71)
Edison International	343	439	(96)	1,779	428	1,351
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events (claims and expenses), net of recoveries	(2)	(11)	9	1,337	(478)	1,815
Other Wildfire Events (claims and expenses), net of recoveries	(6)	(2)	(4)	6	(121)	127
Wildfire Insurance Fund expense	(36)	(37)	1	(72)	(73)	1
Income tax benefit (expense)[1]	13	14	(1)	(355)	188	(543)
SCE non-core items	(31)	(36)	5	916	(484)	1,400
Edison International Parent and Other
Wildfire claims insured by EIS	—	—	—	(50)	(1)	(49)
Income tax benefit[1]	—	—	—	11	—	11
Edison International Parent and Other non-core items	—	—	—	(39)	(1)	(38)
Total non-core items	(31)	(36)	5	877	(485)	1,362
Core earnings (loss)
SCE	474	559	(85)	1,094	1,072	22
Edison International Parent and Other	(100)	(84)	(16)	(192)	(159)	(33)
Edison International	$374	$475	$(101)	$902	$913	$(11)
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

Edison International's second quarter 2025 earnings decreased $96 million from the second quarter of 2024, resulting from a decrease in SCE's earnings of $80 million and an increase in Edison International Parent and Other's loss of $16 million. SCE's lower net income consisted of $85 million of lower core earnings, partially offset by $5 million of lower non-core loss. Edison International Parent and Other's loss increased by $16 million due to higher core loss.
Edison International's earnings for the six months ended June 30, 2025 increased $1,351 million from the same period ended June 30, 2024, resulting from an increase in SCE's earnings of $1,422 million, partially offset by an increase in Edison International Parent and Other's loss of $71 million. SCE's higher net income consisted of $1,400 million of higher non-core earnings and $22 million of higher core earnings. Edison International Parent and Other's loss increased $71 million due to $33 million of higher core loss and $38 million of higher non-core loss.
As discussed in the 2024 Form 10-K, the CPUC approved the TKM Settlement Agreement in January 2025. As a result, in the first six months of 2025, SCE recorded cost recoveries through CPUC electric rates authorized under the TKM Settlement Agreement. These cost recoveries are reflected either as core earnings or non-core items, as discussed below. This classification is consistent with the original classification when the respective costs were incurred.
The decrease in SCE's core earnings for the three months ended June 30, 2025, from the same period in 2024, was primarily due to higher operation and maintenance expense and the net impact of wildfire related regulatory decisions received in the second quarter of 2025 and 2024. The increase in SCE's core earnings for the six months ended June 30, 2025, from the same period in 2024, was primarily due to a benefit to interest expense related to cost recoveries authorized under the TKM Settlement Agreement, partially offset by higher operation and maintenance expense and the net impact of wildfire related regulatory decisions received in the second quarter of 2025 and 2024. The increase in Edison International Parent and Other's core loss for the three and six months ended June 30, 2025, was primarily due to higher interest expense.
Consolidated non-core items for the six months ended June 30, 2025 and 2024 for Edison International included:
•2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries:
•Net earnings recorded in 2025 related to TKM Settlement Agreement, including ongoing activities after the initial implementation: $1,341 million ($966 million after-tax) of claim costs and $58 million ($42 million after-tax) of legal expenses authorized for recovery, partially offset by shareholder-funded wildfire mitigation expenses of $50 million ($36 million after-tax) and impairment of incremental restoration-related assets of $8 million ($6 million after-tax).
•Charges of $4 million ($3 million after-tax) recorded in 2025, and $478 million ($344 million after-tax) recorded in 2024, both related to claim costs and related legal expenses, net of expected regulatory recoveries.
See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Other Wildfire Events claims and expenses, net of recoveries:
•Net earnings of $6 million ($5 million after-tax) recorded in 2025 consisted of $14 million insurance reimbursements for costs incurred in previous years, partially offset by $8 million of legal expenses, net of expected regulatory recoveries.
•Charges of $121 million ($88 million after-tax) recorded in 2024 for wildfire claims and related legal expenses, net of expected insurance and regulatory recoveries.
See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Charges of $72 million ($52 million after-tax) and $73 million ($52 million after-tax) recorded in 2025 and 2024, respectively, from amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
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

2025 General Rate Case
In July 2025, the CPUC issued a proposed decision on the 2025 GRC that, if adopted, would result in a base rate revenue requirement of $9.8 billion in 2025, an increase of approximately $1.2 billion over the revenue requirement authorized for 2024. The proposed decision would also allow adjustment to the post-test years' base revenue requirements based on an attrition index, capped at five percent each year, plus additional increases for budget-based wildfire mitigation capital additions. Assuming a three percent attrition index increase each year, the proposed decision provides the post-test years' revenue requirements of $10.2 billion, $10.6 billion, and $11.0 billion, for 2026, 2027 and 2028, respectively. The proposed decision, if adopted, would authorize GRC capital expenditures of $6.2 billion for 2025.
Reflected below is SCE's weighted average annual rate base for 2025 – 2028, calculated based on the rate base outlined in the 2025 GRC proposed decision, and incorporating approved CPUC non-GRC projects and programs, and forecasted FERC capital expenditures, as reflected in the 2024 Form 10-K.

(in billions)	2025	2026	2027	2028
Rate base as described above	$48.5	$51.4	$53.1	$56.3
SCE cannot predict the revenue requirement the CPUC will ultimately authorize. SCE will continue to recognize revenue based on the 2024 authorized revenue requirement, adjusted to reflect the 2025 CPUC-authorized ROE, until a final GRC decision is issued. The CPUC has approved the establishment of a memorandum account, making the authorized revenue requirement changes effective January 1, 2025. Under the proposed decision, the increase in authorized revenues for January 2025 through September 2025 would be collected over a 24-month period beginning October 1, 2025.
The 2025 GRC proceeding is ongoing, and SCE will file comments on the proposed decision in August 2025. A final decision could result in material changes to the proposed decision.
Cost of Capital Application
SCE's 2025 CPUC-authorized ROE is 10.33% and weighted average return on rate base is 7.66%.
On March 20, 2025, SCE filed its application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term beginning in 2026 and to reset the related annual cost of capital adjustment mechanism. In its application, SCE seeks an ROE of 11.75%, a cost of long-term debt of 4.75%, and a cost of preferred equity of 6.95%. SCE also seeks to maintain its current authorized capital structure, after CPUC-allowed exclusions, of 52% common equity, 43% long-term debt, and 5% preferred equity. Based on the capital structure and cost factors discussed above, SCE's weighted average return on rate base would be 8.50% for 2026. If approved, this application would increase SCE's revenue requirement by approximately $382 million compared to the cost of capital currently in rates. In July 2025, the CPUC set a schedule for the 2025 cost of capital proceeding that would result in a proposed decision in the fourth quarter of 2025.
Capital Program
Total capital expenditures (including accruals) were $3.1 billion and $2.5 billion for the six months ended June 30, 2025 and 2024, respectively.
As discussed in the 2024 Form 10-K, in the absence of an approved 2025 GRC decision, SCE has developed, and is executing against, a capital expenditure plan that is expected to allow SCE to meet what is ultimately authorized in the 2025 GRC decision while minimizing the associated risk of unauthorized spending. In its 2024 Form 10-K, SCE forecasted total capital expenditures from $26.6 billion to $31.5 billion for 2025 – 2028, and weighted average annual rate base from $48.1 billion to $60.6 billion for 2025 – 2028. For further information regarding the capital expenditures, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview—Capital Program" in the 2024 MD&A.
In May 2025, the CAISO approved its 2024-2025 Transmission Plan, which identified six transmission projects expected to be constructed by SCE with anticipated capital expenditures of approximately $300 million. SCE also expects to construct projects associated with previously approved CAISO Transmission Plans requiring capital investment of at least $2 billion. Most of the capital expenditures are expected to be incurred beyond 2028. For further information, see "Management Overview—Capital Program" in the 2024 MD&A.
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
CAL FIRE has reported that the Eaton Fire burned approximately 14,000 acres and resulted in 18 civilian fatalities and 9 fire personnel injuries/illnesses. An additional fatality has also been reported to be attributed to the Eaton Fire. In addition, according to preliminary information provided by CAL FIRE, the Eaton Fire destroyed approximately 6,018 single residence structures, 3,146 other minor structures, 96 multiple residences and 158 mixed commercial/residential and nonresidential commercial structures; and damaged approximately 750 residential structures, 260 other minor structures, 28 multiple residences and 35 mixed commercial/residential and nonresidential commercial structures. Fire authorities have estimated suppression costs at approximately $100 million.
The Los Angeles County Fire Department is leading the investigation into the origin and cause of the Eaton Fire, with the assistance of CAL FIRE, and has identified a preliminary area of origin of the fire. SCE has transmission facilities in the preliminary area of origin. As part of its investigation, the Los Angeles County Fire Department initially requested that SCE preserve in-place its equipment in the preliminary area of origin. Subsequently, in coordination with the Los Angeles County Fire Department and other interested parties, SCE removed certain equipment as part of its investigation. The SED is also conducting an investigation with respect to the Eaton Fire.
Multiple lawsuits related to the Eaton Fire have been initiated against SCE and Edison International. SCE's ongoing internal review into the facts and circumstances of the Eaton Fire is complex and will require significant time. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, concerning circumstantial evidence suggests that SCE's transmission facilities in the preliminary area of origin could have been associated with the ignition of the fire. Additionally, SCE is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that its equipment could have been associated with the ignition of the Eaton Fire and, in light of pending litigation, that it is probable that Edison International and SCE will incur material losses in connection with the Eaton Fire. In July 2025, SCE announced that it would launch a program in the fall of 2025 that will allow individual plaintiffs to seek expedited resolution of their claims. Given SCE's ongoing review into the cause of the Eaton Fire and, among other things, the complexities associated with estimating damages, uncertainties related to the sufficiency of insurance held by plaintiffs and uncertainties related to litigation processes, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred.
SCE has $1.0 billion of customer-funded self-insurance coverage available for wildfires ignited between January 1, 2025 and December 31, 2025, subject to a shareholder contribution of up to $12.5 million. If SCE incurs losses in excess of $1.0 billion for claims for third-party damages related to the Eaton Fire, SCE will be reimbursed for such losses from the Wildfire Insurance Fund, subject to approval of the fund administrator and the Wildfire Insurance Fund's claims-paying capacity, initially approximately $21 billion for all three participating utilities. Based on PG&E's public disclosures for the first quarter of 2025, the fund administrator has paid or reserved approximately $1.0 billion of the Wildfire Insurance Fund reflecting estimates of losses related to the 2019 Kincade Fire and 2021 Dixie Fire. The fund administrator is expected to reimburse eligible claims on a first come, first served basis, subject to the fund administrator's review. Should the fund administrator determine that claims for one or more covered wildfires during a coverage year will exceed available funds, the fund administrator is expected to determine an allocation method to process remaining funds towards not yet reimbursed eligible claims.
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
SCE believes that it is a reasonable operator of its electric system. Neither SCE nor any fire agency has determined the cause of the Eaton Fire, including whether SCE's transmission equipment was associated with its ignition. Based on the information it has reviewed as of July 31, 2025, SCE believes that it would be able to make a good faith showing that its conduct with respect to its transmission facilities in the preliminary area of origin was consistent with the actions of a reasonable utility.
The CPUC will determine the prudency of a utility's ignition-related conduct in a formal proceeding. If the CPUC finds that a utility's conduct was not prudent, it may nevertheless allow cost recovery in full or in part taking into account factors both within and beyond the utility's control that may have exacerbated the costs and expenses, including humidity, temperature and winds. A utility that held a safety certification at the time of the ignition will be required to reimburse the fund only for amounts disallowed by the CPUC up to the AB 1054 Liability Cap, unless the fund administrator finds that the utility's actions or inactions relative to the ignition of the fire constitute conscious or willful disregard of the rights and safety of others, in which case the utility will be required to reimburse the fund for all amounts withdrawn. The AB 1054 Liability Cap is a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, in the year that the disallowance occurs. Utilities are able to seek recovery of prudently incurred uninsured wildfire costs not covered by the Wildfire Insurance Fund, assessed under the prudency standard clarified under AB 1054, through electric rates.
2017/2018 Wildfire/Mudslide Events
Multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously entered into settlements with a number of local public entities, subrogation and individual plaintiffs in the TKM and Woolsey Fire litigations and under the SED Agreement. As of July 24, 2025, in addition to the outstanding claims of approximately 130 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding.
As discussed in the 2024 Form 10-K, the CPUC approved the TKM Settlement Agreement in January 2025. As a result, in the first quarter of 2025, SCE recorded cost recoveries through CPUC electric rates of $1.6 billion, consisting of $1.3 billion uninsured claims and $0.3 billion associated costs, including legal and financing costs. In April 2025, SCE requested approval from the CPUC to finance these amounts through the issuance of securitized bonds and received a proposed decision in July 2025 that, if adopted, would authorize the transaction. SCE will also implement into CPUC-jurisdictional rates the revenue requirement related to recovery of approximately $55 million of approximately $65 million in restoration costs incurred. Additionally, SCE recorded $50 million of shareholder-funded wildfire mitigation expenses.
SCE did not record a regulatory asset for recoveries related to the Woolsey Fire in connection with the approval of the TKM Settlement Agreement and will continue to evaluate the facts and circumstances of the Woolsey Fire cost recovery proceeding in determining if and when a regulatory asset may be recorded.
Through June 30, 2025, SCE has recorded estimated losses of $9.9 billion, recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through electric rates of $1.8 billion, $394 million of which has been collected through FERC rates subject to refund, related to the 2017/2018 Wildfire/Mudslide Events claims. The cumulative after-tax net charges to earnings related to the 2017/2018 Wildfire/Mudslide Events recorded through June 30, 2025, have been $4.4 billion.
As of June 30, 2025, SCE had paid $9.6 billion under executed settlements and had $66 million to be paid under executed settlements, including $49 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through June 30, 2025, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $202 million.
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
Through June 30, 2025, SCE has recorded total estimated losses of $1.2 billion, expected recoveries from insurance and third parties of $800 million and expected recoveries through electric rates of $130 million related to the Other Wildfire Events claims. The cumulative after-tax net charges to earnings recorded through June 30, 2025 have been $165 million.
As of June 30, 2025, SCE had paid $691 million under executed settlements and had $133 million to be paid under executed settlements related to the Other Wildfire Events and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Other Wildfire Events was $336 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $380 million and through electric rates of $118 million on its condensed consolidated balance sheets related to the Other Wildfire Events.
Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Other Wildfire Events. Edison International and SCE expect that additional losses incurred in connection with any such fire will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such additional losses after expected recoveries from insurance and third parties and through electric rates will not be material. For information on the Creek Fire, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.
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

RESULTS OF OPERATIONS
SCE
The table below shows SCE condensed consolidated statements of income for the three months ended June 30, 2025 and 2024. In general, expenses SCE is authorized to pass through directly to customers (such as purchase power and fuel expense, flow-through taxes, as well as costs incurred for various programs and activities, such as public purpose programs and vegetation management activities) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.
The following table is a summary of SCE's results of operations for the periods indicated.
Three months ended June 30, 2025 versus June 30, 2024

	Three months ended June 30,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024
Operating revenue	$4,532	$4,324	$208
Purchased power and fuel	1,157	1,234	77
Operation and maintenance	1,553	1,258	(295)
Wildfire Insurance Fund expense	36	37	1
Depreciation and amortization	825	725	(100)
Property and other taxes	167	154	(13)
Total operating expenses	3,738	3,408	(330)
Operating income	794	916	(122)
Interest expense	(421)	(408)	(13)
Other income, net	117	147	(30)
Income before income taxes	490	655	(165)
Income tax expense	14	83	69
Net income	476	572	(96)
Less: Preference stock dividend requirements	33	49	16
Net income available to common stock	$443	$523	$(80)
Operating Revenue
Higher net operating revenue of $208 million was primarily due to:
•An increase in revenue of $164 million related to net higher expenses that are passed through to customers, which mainly included increases in:
•Operation and maintenance expense of $185 million;
•Depreciation and amortization expense of $60 million;
•Interest expense of $19 million;
•Property and other taxes of $7 million;
offset by decreases in:
•Purchased power and fuel expense of $77 million; and
•Income tax expense of $32 million.
•An increase in revenue of $67 million was due to higher balancing account rate base primarily associated with wildfire mitigation efforts.
•A decrease in revenue of $19 million was due to the decrease in the authorized rate of return resulting from the cost of capital adjustment mechanism. For more information about the cost of capital adjustment mechanism, see "Management Overview—Cost of Capital" in the 2024 MD&A.

Purchased Power and Fuel
A decrease in purchased power and fuel costs of $77 million was primarily due to lower hedging losses (offset in "Operating Revenue" above).
Operation and Maintenance
An increase in operation and maintenance expense of $295 million was primarily due to:
•A net increase of $185 million mainly related to higher previously deferred wildfire mitigation, vegetation management, and emergency restoration costs authorized for recovery in 2025 than in 2024. These expenses are passed through to customers and offset in "Operating Revenue" above.
•A charge of $62 million recorded in 2025 primarily associated with disallowed historical expenses related to 2021 GRC wildfire mitigation memorandum account balances. For additional information, see "Liquidity and Capital Resources—SCE—Regulatory Proceedings."
•An increase of $48 million mainly related to higher inspection and maintenance expenses.
Depreciation and Amortization
An increase in depreciation and amortization expense of $100 million was primarily due to higher plant balances, $60 million of which were pass-through costs mainly associated with wildfire mitigation efforts (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes expense of $13 million was primarily due to higher assessed property values, $7 million of which were pass-through costs mainly associated with wildfire mitigation efforts (offset in "Operating Revenue" above).
Interest Expense
A net increase in interest expense of $13 million was primarily due to $19 million of higher pass-through expense mainly associated with wildfire mitigation efforts (offset in "Operating Revenue" above), partially offset by lower interest expense caused by lower balancing account overcollections.
Other Income, net
A decrease in other income, net of $30 million, was primarily due to lower interest income driven by lower balancing account undercollection balances and lower rates.
Income Taxes
A decrease in income tax expense of $69 million was primarily due to $46 million of lower tax expense on lower pre-tax income and $23 million higher flow-through tax benefits that are passed through to customers (offset the pre-tax amount in "Operating Revenue"). See "Notes to Condensed Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.
Preference Stock Dividend Requirements
A decrease in preference stock dividend requirements of $16 million was primarily due to a lower amount of outstanding preference stock following redemptions in 2024.

Six months ended June 30, 2025 versus June 30, 2024

	Six months ended June 30,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024
Operating revenue	$8,334	$8,388	$(54)
Purchased power and fuel	2,204	2,242	38
Operation and maintenance	2,515	2,549	34
Wildfire-related claims, net of (recoveries)	(1,355)	614	1,969
Wildfire Insurance Fund expense	72	73	1
Depreciation and amortization	1,566	1,426	(140)
Property and other taxes	332	307	(25)
Other	8	—	(8)
Total operating expenses	5,342	7,211	1,869
Operating income	2,992	1,177	1,815
Interest expense	(641)	(782)	141
Other income, net	228	282	(54)
Income before income taxes	2,579	677	1,902
Income tax expense (benefit)	502	(1)	(503)
Net income	2,077	678	1,399
Less: Preference stock dividend requirements	67	90	23
Net income available to common stock	$2,010	$588	$1,422
Operating Revenue
Lower operating revenue of $54 million was primarily due to:
•A decrease in revenue of $104 million related to net lower expenses that are passed through to customers, which mainly included decreases in:
•Operation and maintenance expense of $119 million;
•Income tax benefits of $43 million;
•Purchased power and fuel expense of $38 million;
•Wildfire-related claims, net of recoveries of $35 million;
offset by increases in:
•Depreciation and amortization expense of $79 million;
•Interest expense of $32 million;
•Property and other taxes of $16 million; and
•Other income, net of $4 million.
•An increase in revenue of $100 million was due to higher balancing account rate base primarily associated with wildfire mitigation efforts.
•A decrease in revenue of $39 million was due to the decrease in the authorized rate of return resulting from the cost of capital adjustment mechanism. For more information about the cost of capital adjustment mechanism, see "Management Overview—Cost of Capital" in the 2024 MD&A.
Purchased Power and Fuel
A decrease in purchased power and fuel costs of $38 million was primarily due to lower hedging losses (offset in "Operating Revenue" above).

Operation and Maintenance
A decrease in operation and maintenance expense of $34 million was primarily due to:
•A net decrease of $119 million mainly related to lower previously deferred wildfire mitigation, vegetation management, and emergency restoration costs authorized for recovery in 2025 than in 2024. These expenses are passed through to customers and offset in "Operating Revenue" above.
•A decrease of $58 million related to recoveries of legal costs under the TKM Settlement Agreement, including ongoing activities after the initial implementation. See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
•A charge of $62 million recorded in 2025 primarily associated with disallowed historical expenses related to 2021 GRC wildfire mitigation memorandum account balances. For additional information, see "Management Overview—Regulatory Proceedings."
•A charge of $50 million recorded in 2025 related to shareholder-funded wildfire mitigation costs stipulated under the TKM Settlement Agreement. See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
•An increase of $31 million mainly related to higher inspection and maintenance expenses.
Wildfire-related Claims, Net of Recoveries
A decrease in wildfire-related claims, net of recoveries of $1,969 million was primarily due to:
•A recovery of $1,341 million in claim costs was recorded in 2025 as authorized under the TKM Settlement Agreement.
•A decrease of $490 million related to claim costs for 2017/2018 Wildfire/Mudslide Events recorded in 2024, $27 million of which was expected to be recovered through FERC rates (offset in "Operating Revenue" above).
•A decrease of $124 million related to claim costs recorded in 2024 for Other Wildfire Events, $7 million of which was expected to be recovered through FERC rates (offset in "Operating Revenue" above).
•A decrease of $14 million related to insurance reimbursements recorded in 2025 for costs incurred in previous years related to Other Wildfire Events.
For further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
An increase in depreciation and amortization expense of $140 million was primarily due to higher plant balances, $79 million of which were pass-through costs mainly associated with wildfire mitigation efforts (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes expense of $25 million was primarily due to higher assessed property values, $16 million of which were pass-through costs mainly associated with wildfire mitigation efforts (offset in "Operating Revenue" above).
Interest Expense
A net decrease in interest expense of $141 million was primarily due to a benefit to interest expense of $171 million related to cost recoveries authorized under the TKM Settlement Agreement, partially offset by $32 million higher pass-through expense mainly associated with wildfire mitigation efforts (offset in "Operating Revenue" above).
Other Income, net
A decrease in other income, net of $54 million was primarily due to lower interest income driven by lower balancing account undercollection balances and lower rates.
Income Taxes
An increase in income tax expense of $503 million was primarily due to $535 million higher tax expense on higher pre-tax income, partially offset by $32 million higher flow-through tax benefits that are passed through to customers (offset the pre-tax amount in "Operating Revenue" above). See "Notes to Condensed Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.
Preference Stock Dividend Requirements
A decrease in preference stock dividend requirements of $23 million was primarily due to a lower amount of outstanding preference stock following redemptions in 2024.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended June 30,		Favorable (Unfavorable)	Six months ended June 30,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024	2025	2024	2025 to 2024
Edison International Parent and Other net loss	$(78)	$(63)	$(15)	$(187)	$(117)	$(70)
Less: Preferred stock dividend requirements	22	21	1	44	43	1
Edison International Parent and Other net loss available to common shareholders	$(100)	$(84)	$(16)	$(231)	$(160)	$(71)
The net loss available to common shareholders from operations of Edison International Parent and Other increased by $16 million for the three months ended June 30, 2025, compared to the same period in 2024, primarily due to higher interest expense.
The net loss available to common shareholders from operations of Edison International Parent and Other increased $71 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to expenses from wildfire claims insured by an EIS insurance contract (see "Notes to Condensed Consolidated Financial Statements— Note 12. Commitments and Contingencies and Note 17. Related-Party Transactions" for further information) and higher interest expense.
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
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, and capital market and bank financings. SCE also has availability under its credit facility and agreements with lenders to issue bilateral unsecured standby letters of credit to fund cash requirements. SCE may issue additional debt for general corporate purposes.
In April 2025, SCE requested approval from the CPUC to securitize $1.6 billion of cost recoveries authorized under the TKM Settlement Agreement and received a proposed decision in July 2025 that, if adopted, would authorize the transaction. For further details, see "Management Overview—Southern California Wildfires and Mudslides."
During the six months ended June 30, 2025, SCE issued a total of $3.0 billion of first and refunding mortgage bonds. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

The following table summarizes SCE's current long-term issuer credit ratings and outlook from the major credit rating agencies as of July 24, 2025:

	Moody's	Fitch	S&P
Credit Rating	Baa1	BBB	BBB
Outlook	Stable	Watch Negative	Negative
SCE's credit ratings may be affected by various factors. These include, but are not limited to, failure by regulators to successfully implement AB 1054 in a consistent and credit-supportive manner, or investigations into wildfire events or associated settlements that result in material utility liability exposure, particularly in the absence of credit-supportive legislative actions, such as modifications to AB 1054 that are supportive of the durability of the Wildfire Insurance Fund. Additionally, a persistent increase in the frequency and severity of wildfires in California may lead the credit rating agencies to reassess SCE's wildfire-related operational risk exposure or believe the Wildfire Insurance Fund is at risk of material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts and environmental remediation obligations would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. For further details, see "—Margin and Collateral Deposits."
For restrictions on SCE's ability to pay dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" in the 2024 Form 10-K.
Available Liquidity
At June 30, 2025, SCE had cash on hand of $77 million and approximately $2.9 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2029. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also had standby letters of credit with total capacity of $675 million, and the unused amount was $585 million as of June 30, 2025. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities or other borrowings, subject to availability in the bank and capital markets. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company equity contributions to SCE in order to meet its obligations as they become due, including costs related to the wildfire events. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Debt Covenant
SCE's credit facilities require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At June 30, 2025, SCE's debt to total capitalization ratio was 0.58 to 1.
At June 30, 2025, SCE was in compliance with all financial covenants that affect access to capital.
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
2021 GRC Wildfire Mitigation Memorandum Account Balances
In October 2023, SCE requested authorization to recover an initial revenue requirement of $384 million, including interest, associated with 2022 operations and maintenance and capital expenditures incremental to GRC-authorized levels in wildfire mitigation memorandum accounts and the vegetation management balancing account. In July 2024, the CPUC approved SCE's request for interim rate recovery of $210 million of this revenue requirement, subject to refund. The revenue requirement for interim rate recovery is being recovered in rates over 17 months starting October 1, 2024.
In June 2025, the CPUC issued a final decision that authorized recovery of $291 million in operations and maintenance expenses and $99 million in capital expenditures. The portion of the initial revenue requirement above the interim rate recovery levels will be implemented in customer rates over a 12-month period, along with ongoing capital revenue requirement and interest. Additionally, the final decision denied recovery of $65 million in operations and maintenance expenses, and determined that $36 million of requested capital expenditures were not eligible for recovery as part of this proceeding. SCE has filed an application for rehearing with the CPUC regarding the disallowances in this decision.
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
In March 2025, SCE, Cal Advocates, and Small Business Utility Advocates filed a joint motion seeking approval of a settlement agreement for the WMCE proceeding. The settlement agreement seeks the CPUC's approval to recover $702 million in capital expenditures and $308 million in operation and maintenance expenses. In June 2025, the CPUC issued a final decision adopting the settlement agreement as filed. This resulted in an initial revenue requirement of $314 million, which will be implemented into customer rates over a 12-month period, along with ongoing capital revenue requirement and interest.
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
2026 FERC Formula Rate Annual Update
In June 2025, SCE provided its preliminary 2026 annual transmission revenue requirement update to interested parties. The update proposes a 2026 transmission revenue requirement of $1.5 billion, which is a $153 million, or 11%, increase from the 2025 annual rates. The increase is primarily due to 2026 rates reflecting recovery of previous undercollections. SCE expects to file its 2026 annual update with the FERC by December 1, 2025, with the proposed rates effective January 1, 2026.
Capital Investment Plan
Utility Owned Storage
As discussed in "Liquidity and Capital Resources—Capital Investment Plan" in the 2024 MD&A, in October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects to be in service by August 1, 2022 at three sites in SCE's service area with an aggregate capacity of 537.5 MW, consisting of a 225 MW project, a 200 MW project, and a 112.5 MW project. The 200 MW and 112.5 MW projects went in service during the third quarter of 2024. While Ameresco has stated that the 225 MW project met the requirements to go in service in May 2025, SCE has objected, and discussions are ongoing between the parties.
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts, and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at June 30, 2025, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of June 30, 2025, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel contracts.
In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices.

(in millions)
Collateral posted as of June 30, 2025[1]	$168
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	67
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movements[3]	108
Posted and potential collateral requirements	$343
1Net collateral provided to counterparties and other brokers consisted of $100 million in letters of credit and surety bonds and $68 million of cash collateral.
2Represents potential collateral requirements for accounts payable and mark-to-market valuation at June 30, 2025. The requirements vary throughout the period and are generally lower at the end of the month.
3Incremental collateral requirements were based on potential changes in SCE's forward positions as of June 30, 2025, due to adverse market price movements over the remaining lives of the existing power and fuel contracts using a 95% confidence level.
Furthermore, SCE may be required to post collateral for workers' compensation in excess of standard formula amounts, currently up to $115 million, in the event of volatile credit rating conditions, during which the Office of Self Insurance Plans may exercise discretion to impose higher collateral requirements. SCE posted $12 million under such discretionary authority in the second quarter of 2025. SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which a downgrade below investment grade occurs.
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
At June 30, 2025, Edison International Parent and Other had cash on hand of $63 million and $1.3 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2029. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
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
Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At June 30, 2025, Edison International's consolidated debt to total capitalization ratio was 0.64 to 1.
At June 30, 2025, Edison International Parent was in compliance with all financial covenants that affect access to capital.

The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies as of July 24, 2025:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB	BBB
Outlook	Stable	Watch Negative	Negative
Edison International Parent's credit ratings may be affected by various factors. These include, but are not limited to, failure by regulators to successfully implement AB 1054 in a consistent and credit-supportive manner, or investigations into wildfire events or associated settlements that result in material utility liability exposure, particularly in the absence of credit-supportive legislative actions, such as modifications to AB 1054 that are supportive of the durability of the Wildfire Insurance Fund. Additionally, a persistent increase in the frequency and severity of wildfires in California may lead the credit rating agencies to reassess Edison International Parent's wildfire-related operational risk exposure or believe the Wildfire Insurance Fund is at risk of material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings.
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
The law also includes significant extensions, expansions, and enhancements of numerous energy-related investment tax credits, as well as creating new credits applicable to electricity production which may apply to SCE's capital expenditures. Under the IRA, SCE generated investment tax credits of approximately $231 million in 2024 related to utility owned storage projects, and expects to generate an additional estimated $150 million as new projects are placed into service, which will be returned to customers as the credits are utilized.
The One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act of 2025 ("OBBBA") was enacted into law. The OBBBA, among other things, phases out various clean energy credits enacted as part of the IRA. These phase-outs are not expected to impact the investment tax credits related to SCE's utility owned storage projects discussed above under "—Inflation Reduction Act of 2022." Edison International and SCE are continuing to evaluate the full scope of potential financial impacts.
Historical Cash Flows
SCE

	Six months ended June 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net cash provided by operating activities	$2,251	$1,530	$721
Net cash provided by financing activities	897	1,135	(238)
Net cash used in investing activities	(2,999)	(2,667)	(332)
Net increase (decrease) in cash, cash equivalents and restricted cash	$149	$(2)	$151
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash for operating activities as provided in more detail in SCE's condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024.

	Six months ended June 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net income	$2,077	$678
Non-cash items[1]	2,065	1,434
Subtotal	4,142	2,112	2,030
Changes in cash flow resulting from working capital[2]	29	(446)	475
Regulatory assets and liabilities	(1,600)	(106)	(1,494)
Wildfire-related claims[3]	(264)	(148)	(116)
Other noncurrent assets and liabilities[4]	(56)	118	(174)
Net cash provided by operating activities	$2,251	$1,530	$721
1Non-cash items include depreciation and amortization, equity allowance for funds used during construction, impairment, deferred income taxes, Wildfire Insurance Fund amortization expenses and other.
2Changes in working capital items include receivables, inventory, accounts payable, tax receivables and payables, derivative assets and liabilities and other current assets and liabilities.
3The amount in 2025 represents payments of $158 million for 2017/2018 Wildfire/Mudslide Events and $127 million for Other Wildfire Events, partially offset by an increase in wildfire estimated losses of $21 million. The amount in 2024 represents payments of $536 million for 2017/2018 Wildfire/Mudslide Events and $282 million for Other Wildfire Events, partially offset by an increase in wildfire estimated losses of $670 million.
4Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information. The amount in 2024 also includes cash received for certain state incentive programs to pass on customers.
Net cash provided by operating activities was impacted by the following:
Net income and non-cash items increased by $2.0 billion primarily due to net earnings recorded in 2025 from approximately $1.6 billion cost recoveries authorized under the TKM Settlement Agreement (which offset in the regulatory assets and liabilities changes discussed below), and net charges recorded in 2024 related to 2017/2018 Wildfire/Mudslide Events claims and related legal expense.
The net inflow (outflow) in cash resulting from working capital was $29 million and $(446) million during the six months ended June 30, 2025 and 2024, respectively. Net cash inflow of $29 million for 2025 was mainly driven by cash collected primarily from the sale of renewable energy credits under a CPUC-established program, partially offset by a decrease in payables mainly driven by the payments of various operating expenses. Net cash outflow of $446 million for 2024 was primarily due to an increase in unbilled revenue driven by higher rates and higher sales volume, and a decrease in payables mainly due to the payments of various operating expenses.
Net cash used in regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $1.6 billion and $106 million during the six months ended June 30, 2025 and 2024, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection through rates and incurring expenditures. In 2025, regulatory assets and liabilities related changes were primarily driven by current year net undercollections resulting from cost recoveries authorized under the TKM Settlement Agreement (which offset in the net income and non-cash items discussed above) and lower sales price and volume than forecast. These impacts were partially offset by recovery of prior year undercollections. Cash flows in 2024 were primarily due to current-year undercollections driven by lower-than-forecast sales volume from mild weather, partially offset by recovery of prior-year undercollections.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the six months ended June 30, 2025 and 2024, respectively. Issuances of debt are discussed in "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Six months ended June 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Issuances of long-term debt, net of discount and issuance costs	$2,962	$3,719	$(757)
Long-term debt repaid	(326)	(1,725)	1,399
Short-term debt repaid	—	(381)	381
Commercial paper (repayments) borrowings, net	(795)	342	(1,137)
Preference stock issued, net of issuance cost	—	345	(345)
Preference stock redeemed	—	(350)	350
Payment of common stock dividends to Edison International Parent	(860)	(720)	(140)
Payment of preference stock dividends	(67)	(88)	21
Other	(17)	(7)	(10)
Net cash provided by financing activities	$897	$1,135	$(238)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to total capital expenditures of $3.1 billion and $2.7 billion for six months ended June 30, 2025 and 2024, respectively. In addition, SCE had a net redemption of nuclear decommissioning trust investments of $100 million and $22 million during the six months ended June 30, 2025 and 2024, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's condensed consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Six months ended June 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$13	$25	$(12)
SCE's decommissioning costs	(103)	(65)	(38)
	(90)	(40)	(50)
Net cash provided by investing activities:
Proceeds from sale of investments	2,680	2,477	203
Purchases of investments	(2,580)	(2,455)	(125)
	100	22	78
Net cash inflow (outflow)	$10	$(18)	$28
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($103 million and $65 million in 2025 and 2024, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($115 million and $66 million in 2025 and 2024, respectively). The net cash outflow in 2024 also includes $19 million of tax benefits that SCE received and contributed to the decommissioning trust.

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Six months ended June 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net cash used in operating activities	$(145)	$(158)	$13
Net cash provided by financing activities	94	430	(336)
Net cash used in investing activities	(3)	(3)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(54)	$269	$(323)
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
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Six months ended June 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Dividends paid to Edison International common shareholders	$(637)	$(595)	$(42)
Dividends paid to Edison International preferred shareholders	(44)	(45)	1
Dividends received from SCE	860	720	140
Long-term debt issuance, net of discount and issuance costs	539	497	42
Payment for stock-based compensation	—	(17)	17
Receipt from stock option exercises	—	131	(131)
Long-term debt repayments	(400)	—	(400)
Issuance of short-term debt	18	—	18
Repayments of short-term debt	—	(15)	15
Common stock repurchased	(29)	—	(29)
Preferred stock repurchased	—	(28)	28
Commercial paper financing, net	(217)	(228)	11
Other	4	10	(6)
Net cash provided by financing activities	$94	$430	$(336)
Contingencies
Edison International's and SCE's material contingencies are discussed in "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2024 Form 10-K, and there have been no material changes during the six months ended June 30, 2025. For further discussion of market risk exposures, including commodity price risk, and credit risk, see "Notes to Condensed Consolidated Financial Statements—Note 4. Fair Value Measurements" and "Note 6. Derivative Instruments."

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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts, unaudited)	2025	2024	2025	2024
Operating revenue	$4,543	$4,336	$8,354	$8,414
Purchased power and fuel	1,157	1,234	2,204	2,242
Operation and maintenance	1,580	1,285	2,563	2,602
Wildfire-related claims, net of (recoveries)	—	—	(1,305)	615
Wildfire Insurance Fund expense	36	37	72	73
Depreciation and amortization	826	726	1,568	1,428
Property and other taxes	168	154	334	309
Other	1	—	9	—
Total operating expenses	3,768	3,436	5,445	7,269
Operating income	775	900	2,909	1,145
Interest expense	(504)	(480)	(805)	(924)
Other income, net	113	148	220	286
Income before income taxes	384	568	2,324	507
Income tax (benefit) expense	(14)	59	434	(54)
Net income	398	509	1,890	561
Less: Preference stock dividend requirements of SCE	33	49	67	90
Preferred stock dividend requirements of Edison International	22	21	44	43
Net income available to Edison International common shareholders	$343	$439	$1,779	$428
Basic earnings per share:
Weighted average shares of common stock outstanding	385	385	385	385
Basic earnings per common share available to Edison International common shareholders	$0.89	$1.14	$4.62	$1.11
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	386	388	386	387
Diluted earnings per common share available to Edison International common shareholders	$0.89	$1.13	$4.61	$1.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income	Edison International

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2025	2024	2025	2024
Net income	$398	$509	$1,890	$561
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	1	1	1
Foreign currency translation adjustments	1	—	1	—
Other comprehensive income, net of tax	2	1	2	1
Comprehensive income	400	510	1,892	562
Less: Comprehensive income attributable to noncontrolling interests	33	49	67	90
Comprehensive income attributable to Edison International	$367	$461	$1,825	$472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, unaudited)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$140	$193
Receivables, less allowances of $314 and $352 for uncollectible accounts at respective dates	1,902	2,169
Accrued unbilled revenue	927	848
Inventory	523	538
Prepaid expenses	96	103
Regulatory assets	2,805	2,748
Wildfire Insurance Fund contributions	138	138
Other current assets	419	418
Total current assets	6,950	7,155
Nuclear decommissioning trusts	4,324	4,286
Other investments	63	57
Total investments	4,387	4,343
Utility property, plant and equipment, less accumulated depreciation and amortization of $14,587 and $14,207 at respective dates	60,797	59,047
Nonutility property, plant and equipment, less accumulated depreciation of $125 and $124 at respective dates	202	207
Total property, plant and equipment	60,999	59,254
Receivables, less allowances of $47 and $43 for uncollectible accounts at respective dates	61	62
Regulatory assets (include $1,488 and $1,512 related to a Variable Interest Entity ("VIE") at respective dates)	10,487	8,886
Wildfire Insurance Fund contributions	1,809	1,878
Operating lease right-of-use assets	1,156	1,180
Long-term insurance receivables	365	418
Other long-term assets	2,599	2,403
Total other assets	16,477	14,827
Total assets	$88,813	$85,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Short-term debt	$700	$998
Current portion of long-term debt	2,699	2,049
Accounts payable	1,962	2,000
Wildfire-related claims	169	60
Accrued interest	520	422
Regulatory liabilities	490	1,347
Current portion of operating lease liabilities	120	124
Other current liabilities	1,305	1,439
Total current liabilities	7,965	8,439
Long-term debt (includes $1,444 and $1,468 related to a VIE at respective dates)	34,971	33,534
Deferred income taxes and credits	7,884	7,180
Pensions and benefits	371	384
Asset retirement obligations	2,549	2,580
Regulatory liabilities	11,066	10,159
Operating lease liabilities	1,036	1,056
Wildfire-related claims	568	941
Other deferred credits and other long-term liabilities	3,542	3,566
Total deferred credits and other liabilities	27,016	25,866
Total liabilities	69,952	67,839
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,159,317 shares of Series A and 503,454 shares of Series B issued and outstanding at respective dates)	1,645	1,645
Common stock, no par value (800,000,000 shares authorized; 384,786,397 and 384,784,719 shares issued and outstanding at respective dates)	6,330	6,353
Accumulated other comprehensive income	2	—
Retained earnings	8,709	7,567
Total Edison International's shareholders' equity	16,686	15,565
Noncontrolling interests – preference stock of SCE	2,175	2,175
Total equity	18,861	17,740
Total liabilities and equity	$88,813	$85,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Edison International

	Six months ended June 30,
(in millions, unaudited)	2025	2024
Cash flows from operating activities:
Net income	$1,890	$561
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,568	1,454
Equity allowance for funds used during construction	(93)	(96)
Deferred income taxes	420	(52)
Wildfire Insurance Fund amortization expense	72	73
Other	77	21
Nuclear decommissioning trusts	(102)	(41)
Changes in operating assets and liabilities:
Receivables	248	(66)
Inventory	12	(10)
Accounts payable	50	101
Other current assets and liabilities	(247)	(444)
Derivative assets and liabilities, net	44	(25)
Regulatory assets and liabilities, net	(1,600)	(106)
Wildfire-related insurance receivable	53	—
Wildfire-related claims	(264)	(148)
Other noncurrent assets and liabilities	(22)	150
Net cash provided by operating activities	2,106	1,372
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $49 and $34 for the respective periods	3,501	4,216
Long-term debt repaid	(726)	(1,725)
Short-term debt issued	18	—
Short-term debt repaid	—	(396)
Common stock repurchased	(29)	—
Preference stock issued, net of issuance cost	—	345
Preferred stock repurchased	—	(378)
Commercial paper (repayments) borrowing, net	(1,012)	114
Dividends and distribution to noncontrolling interests	(67)	(88)
Common stock dividends paid	(637)	(595)
Preferred stock dividends paid	(44)	(45)
Other	(13)	117
Net cash provided by financing activities	991	1,565
Cash flows from investing activities:
Capital expenditures	(3,120)	(2,700)
Proceeds from sale of nuclear decommissioning trust investments	2,680	2,477
Purchases of nuclear decommissioning trust investments	(2,580)	(2,455)
Other	18	8
Net cash used in investing activities	(3,002)	(2,670)
Net increase in cash, cash equivalents and restricted cash	95	267
Cash, cash equivalents and restricted cash at beginning of period	684	532
Cash, cash equivalents and restricted cash at end of period	$779	$799

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2025	2024	2025	2024
Operating revenue	$4,532	$4,324	$8,334	$8,388
Purchased power and fuel	1,157	1,234	2,204	2,242
Operation and maintenance	1,553	1,258	2,515	2,549
Wildfire-related claims, net of (recoveries)	—	—	(1,355)	614
Wildfire Insurance Fund expense	36	37	72	73
Depreciation and amortization	825	725	1,566	1,426
Property and other taxes	167	154	332	307
Other	—	—	8	—
Total operating expenses	3,738	3,408	5,342	7,211
Operating income	794	916	2,992	1,177
Interest expense	(421)	(408)	(641)	(782)
Other income, net	117	147	228	282
Income before income taxes	490	655	2,579	677
Income tax expense (benefit)	14	83	502	(1)
Net income	476	572	2,077	678
Less: Preference stock dividend requirements	33	49	67	90
Net income available to common stock	$443	$523	$2,010	$588

Condensed Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended June 30,		Six months ended June 30,
(in millions, unaudited)	2025	2024	2025	2024
Net income	$476	$572	$2,077	$678
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	—	1	1
Other comprehensive income, net of tax	1	—	1	1
Comprehensive income	$477	$572	$2,078	$679

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$77	$78
Receivables, less allowances of $310 and $347 for uncollectible accounts at respective dates	1,899	2,160
Accrued unbilled revenue	925	845
Inventory	523	538
Prepaid expenses	95	102
Regulatory assets	2,805	2,748
Wildfire Insurance Fund contributions	138	138
Other current assets	417	415
Total current assets	6,879	7,024
Nuclear decommissioning trusts	4,324	4,286
Other investments	53	38
Total investments	4,377	4,324
Utility property, plant and equipment, less accumulated depreciation and amortization of $14,587 and $14,207 at respective dates	60,797	59,047
Nonutility property, plant and equipment, less accumulated depreciation of $107 and $108 at respective dates	194	199
Total property, plant and equipment	60,991	59,246
Receivables, less allowances of $47 and $43 for uncollectible accounts at respective dates	61	62
Regulatory assets (include $1,488 and $1,512 related to a VIE at respective dates)	10,487	8,886
Wildfire Insurance Fund contributions	1,809	1,878
Operating lease right-of-use assets	1,150	1,174
Long-term insurance receivables	98	131
Long-term insurance receivables due from affiliate	282	303
Other long-term assets	2,510	2,317
Total other assets	16,397	14,751
Total assets	$88,644	$85,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	June 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Short-term debt	$455	$553
Current portion of long-term debt	2,299	1,249
Accounts payable	1,970	2,078
Wildfire-related claims	169	60
Accrued interest	473	385
Regulatory liabilities	490	1,347
Current portion of operating lease liabilities	118	123
Other current liabilities	1,869	1,495
Total current liabilities	7,843	7,290
Long-term debt (includes $1,444 and $1,468 related to a VIE at respective dates)	30,159	29,266
Deferred income taxes and credits	9,451	8,697
Pensions and benefits	85	92
Asset retirement obligations	2,549	2,580
Regulatory liabilities	11,066	10,159
Operating lease liabilities	1,032	1,051
Wildfire-related claims	568	941
Other deferred credits and other long-term liabilities	3,496	3,518
Total deferred credits and other liabilities	28,247	27,038
Total liabilities	66,249	63,594
Commitments and contingencies (Note 12)
Preference stock	2,220	2,220
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,943	8,950
Accumulated other comprehensive loss	(8)	(9)
Retained earnings	9,072	8,422
Total equity	22,395	21,751
Total liabilities and equity	$88,644	$85,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Southern California Edison Company

	Six months ended June 30,
(in millions, unaudited)	2025	2024
Cash flows from operating activities:
Net income	$2,077	$678
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,566	1,451
Equity allowance for funds used during construction	(93)	(96)
Deferred income taxes	469	(3)
Wildfire Insurance Fund amortization expense	72	73
Other	51	9
Nuclear decommissioning trusts	(102)	(41)
Changes in operating assets and liabilities:
Receivables	242	(84)
Inventory	12	(10)
Accounts payable	(28)	115
Other current assets and liabilities	(241)	(442)
Derivative assets and liabilities, net	44	(25)
Regulatory assets and liabilities, net	(1,600)	(106)
Wildfire-related insurance receivable	53	—
Wildfire-related claims	(264)	(148)
Other noncurrent assets and liabilities	(7)	159
Net cash provided by operating activities	2,251	1,530
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $38 and $31 for the respective periods	2,962	3,719
Long-term debt repaid	(326)	(1,725)
Short-term debt repaid	—	(381)
Preference stock issued, net of issuance cost	—	345
Preference stock redeemed	—	(350)
Commercial paper (repayments) borrowing, net	(795)	342
Common stock dividends paid	(860)	(720)
Preference stock dividends paid	(67)	(88)
Other	(17)	(7)
Net cash provided by financing activities	897	1,135
Cash flows from investing activities:
Capital expenditures	(3,118)	(2,698)
Proceeds from sale of nuclear decommissioning trust investments	2,680	2,477
Purchases of nuclear decommissioning trust investments	(2,580)	(2,455)
Other	19	9
Net cash used in investing activities	(2,999)	(2,667)
Net increase (decrease) in cash, cash equivalents and restricted cash	149	(2)
Cash, cash equivalents and restricted cash at beginning of period	565	398
Cash, cash equivalents and restricted cash at end of period	$714	$396

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
Segment Information
For information on Edison International's and SCE's segment information, see Note 1 in the 2024 Form 10-K. In addition, for the three and six months ended June 30, 2025 and 2024, Edison International's and SCE's significant segment expenses agree to those disclosed in the condensed consolidated statements of income. As of June 30, 2025 and 2024, the measures of Edison International's and SCE's segment assets are reported on Edison International's and SCE's condensed consolidated balance sheets, respectively, as total assets.
Cash, Cash Equivalents and Restricted Cash
The following table sets forth the cash, cash equivalents and restricted cash included in the condensed consolidated statements of cash flows:

	Edison International		SCE
(in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Cash and cash equivalents[1]	$140	$193	$77	$78
Short-term restricted cash[2]	30	40	28	36
Long-term restricted cash[3]	609	451	609	451
Total cash, cash equivalents and restricted cash	$779	$684	$714	$565
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
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. The increase in the provision of uncollectible accounts and write-offs for the three and six months ended June 30, 2025, is driven primarily by consumer protection programs that limit disconnections for nonpayment.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended June 30, 2025			Three months ended June 30, 2024
(in millions)	Customers	All others	Total[3]	Customers	All others	Total
Beginning balance	$322	$18	$340	$347	$16	$363
Current period provision for uncollectible accounts[1]	82	6	88	54	3	57
Write-offs, net of recoveries	(69)	(2)	(71)	(52)	(4)	(56)
Ending balance	$335	$22	$357	$349	$15	$364

	Six months ended June 30, 2025			Six months ended June 30, 2024
(in millions)	Customers	All others	Total[3]	Customers	All others	Total
Beginning balance	$372	$18	$390	$347	$17	$364
Current period provision for uncollectible accounts[2]	160	9	169	114	4	118
Write-offs, net of recoveries	(197)	(5)	(202)	(112)	(6)	(118)
Ending balance	$335	$22	$357	$349	$15	$364
1This includes $69 million and $46 million of incremental costs, for the three months ended June 30, 2025 and 2024, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2This includes $135 million and $96 million of incremental costs, for the six months ended June 30, 2025 and 2024, respectively, which were probable of recovery from customers and recorded as regulatory assets.
3Approximately $47 million and $43 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
Wildfire Insurance Fund
The Wildfire Insurance Fund does not have a defined life and instead will terminate when the administrator determines that the fund has been exhausted. SCE estimates the period of coverage of the fund and amortizes contributions made to the Wildfire Insurance Fund ratably over the period of coverage similar to prepaid insurance. Estimating the period of coverage of the fund requires significant judgment. Frequency of wildfire events and estimated costs associated with wildfire events caused by participating utilities are significant factors used to estimate the fund's period of coverage.
SCE reassesses the period of coverage of the fund at least annually in the first quarter each year and when new or additional information becomes available. As of the date of this filing, SCE does not have new or additional information that would enable it to change its prior assessment that the Wildfire Insurance Fund would provide coverage for an estimated 20 years from the date SCE committed to participate in the Wildfire Insurance Fund. When updating its estimate, SCE included all its fires for which losses can be reasonably estimated and relied on publicly disclosed wildfire-related losses related to other participating utilities. As discussed in Note 12, while SCE believes that it will incur material losses in connection with the Eaton Fire, it is currently unable to reasonably estimate a range of losses that may be incurred. The Wildfire Insurance Fund amortization period will be evaluated, and reduced as necessary, as new or additional information on wildfire events, including reasonably estimated losses related to the Eaton Fire, becomes available.
Edison International and SCE adjust the period of coverage on a prospective basis and amortize the Wildfire Insurance Fund contribution asset ratably over the remaining estimated life of the fund. An impairment will be recorded to the Wildfire Insurance Fund contribution asset, if the asset exceeds SCE's ability to benefit from the remaining coverage provided by the Wildfire Insurance Fund.
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
EPS available to Edison International common shareholders was computed as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions, except per-share amounts)	2025	2024	2025	2024
Basic earnings per share:
Net income available to Edison International common shareholders	$343	$439	$1,779	$428
Earnings allocated to participating securities	—	—	(1)	—
Income available to common shareholders	$343	$439	$1,778	$428
Weighted average common shares outstanding	385	385	385	385
Basic earnings per share	$0.89	$1.14	$4.62	$1.11
Diluted earnings per share:
Income available to common shareholders	$343	$439	$1,778	$428
Add back: Earnings allocated to participating securities	—	1	1	1
Net income available to Edison International common shareholders	$343	$440	$1,779	$429
Weighted average common shares outstanding	385	385	385	385
Effect of dilutive securities	1	3	1	2
Adjusted weighted average shares – diluted	386	388	386	387
Diluted earnings per share	$0.89	$1.13	$4.61	$1.11
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 9,879,885 and 1,899,476 shares of common stock for the three months ended June 30, 2025 and 2024, respectively, 9,041,783 and 3,051,134 shares of common stock for the six months ended June 30, 2025 and 2024, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

Revenue Recognition
Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.
Regulatory Proceedings
2025 General Rate Case
In July 2025, the CPUC issued a proposed decision on the 2025 GRC that, if adopted, would result in a base rate revenue requirement of $9.8 billion in 2025, an increase of $1,174 million over revenue requirement authorized for 2024.
Since January 1, 2025, SCE is recognizing revenue based on the 2024 authorized revenue requirement, adjusted to reflect the 2025 CPUC-authorized ROE, until a final GRC decision is issued. The CPUC has also approved the establishment of a memorandum account to track changes in the authorized revenue requirement effective January 1, 2025. SCE cannot predict the revenue requirement the CPUC will ultimately authorize or forecast the timing of a final decision.
FERC 2025 Formula Rate Update
In November 2024, SCE filed its 2025 annual transmission revenue requirement update with the FERC, with rates effective January 1, 2025. The update reflects a 2025 transmission revenue requirement of $1.3 billion, which is a $220 million, or 20%, increase from the 2024 annual revenue requirement. The lower revenue in 2024 was due to a return of prior year overcollections. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first six months of 2025 based on the FERC 2025 annual update rate, subject to refund.
New Accounting Guidance
Accounting Guidance Adopted
No material accounting standards were adopted in the six months ended June 30, 2025.
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

	Equity Attributable to Edison International Shareholders					Noncontrolling Interests
(in millions, except per share amounts)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Preference Stock	Total Equity
Balance at December 31, 2024	$1,645	$6,353	$—	$7,567	$15,565	$2,175	$17,740
Net income	—	—	—	1,458	1,458	34	1,492
Common stock issued	—	2	—	—	2	—	2
Common stock repurchased	—	(29)	—	—	(29)	—	(29)
Common stock dividends declared ($0.8275 per share)	—	—	—	(319)	(319)	—	(319)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	(34)	(34)
Shares withheld for tax withholdings on vested equity awards	—	(21)	—	—	(21)	—	(21)
Noncash stock-based compensation	—	10	—	—	10	—	10
Balance at March 31, 2025	$1,645	$6,315	$—	$8,662	$16,622	$2,175	$18,797
Net income	—	—	—	365	365	33	398
Other comprehensive income	—	—	2	—	2	—	2
Common stock dividends declared ($0.8275 per share)	—	—	—	(318)	(318)	—	(318)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	(33)	(33)
Noncash stock-based compensation	—	15	—	—	15	—	15
Balance at June 30, 2025	$1,645	$6,330	$2	$8,709	$16,686	$2,175	$18,861

	Equity Attributable to Edison International Shareholders					Noncontrolling Interests
(in millions, except per share amounts)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preference Stock	Total Equity
Balance at December 31, 2023	$1,673	$6,338	$(9)	$7,499	$15,501	$2,443	$17,944
Net income	—	—	—	11	11	41	52
Common stock issued	—	11	—	—	11	—	11
Common stock dividends declared ($0.78 per share)	—	—	—	(300)	(300)	—	(300)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($24.418 - $58.854 per share for preference stock)	—	—	—	—	—	(41)	(41)
Noncash stock-based compensation	—	12	—	—	12	—	12
Preferred stock repurchased	(19)	—	—	—	(19)	—	(19)
Balance at March 31, 2024	$1,654	$6,361	$(9)	$7,166	$15,172	$2,443	$17,615
Net income	—	—	—	460	460	49	509
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued	—	86	—	—	86	—	86
Common stock dividends declared ($0.78 per share)	—	—	—	(301)	(301)	—	(301)
Dividends to noncontrolling interests ($17.927 - $54.8223 per share for preference stock)	—	—	—	—	—	(43)	(43)
Noncash stock-based compensation	—	14	—	1	15	—	15
Preferred stock repurchased	(9)	—	—	—	(9)	—	(9)
Preference stock issued, net of issuance cost	—	—	—	—	—	345	345
Preference stock redeemed	—	—	—	—	—	(350)	(350)
Balance at June 30, 2024	$1,645	$6,461	$(8)	$7,326	$15,424	$2,444	$17,868

The following tables provide SCE's changes in equity:

(in millions, except per share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2024	$2,220	$2,168	$8,950	$(9)	$8,422	$21,751
Net income	—	—	—	—	1,601	1,601
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	(21)	—	1	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2025	$2,220	$2,168	$8,936	$(9)	$9,560	$22,875
Net income	—	—	—	—	476	476
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock (2.1385 per share)	—	—	—	—	(930)	(930)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(33)	(33)
Noncash stock-based compensation	—	—	7	—	(1)	6
Balance at June 30, 2025	$2,220	$2,168	$8,943	$(8)	$9,072	$22,395

(in millions, except per share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2023	$2,495	$2,168	$8,446	$(12)	$8,307	$21,404
Net income	—	—	—	—	106	106
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($24.418 - $58.854 per share)	—	—	—	—	(41)	(41)
Stock-based compensation	—	—	(20)	—	—	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2024	$2,495	$2,168	$8,433	$(11)	$8,012	$21,097
Net income	—	—	—	—	572	572
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($17.927 - $54.8223 per share)	—	—	—	—	(43)	(43)
Stock-based compensation	—	—	(6)	—	—	(6)
Noncash stock-based compensation	—	—	7	—	—	7
Preference stock issued	350	—	(5)	—	—	345
Preference stock redeemed	(350)	—	6	—	(6)	(350)
Balance at June 30, 2024	$2,495	$2,168	$8,435	$(11)	$8,175	$21,262
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
The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's condensed consolidated balance sheets.

(in millions)	June 30, 2025	December 31, 2024
Other current assets	$42	$49
Regulatory assets: non-current	1,488	1,512
Regulatory liabilities: current	24	30
Current portion of long-term debt[1]	49	49
Other current liabilities	6	6
Long-term debt[1]	1,444	1,468
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
As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's condensed consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2024 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 5,785 MW and 4,873 MW at June 30, 2025 and 2024, respectively. The amounts that SCE paid to these projects were $213 million and $189 million for the three months ended June 30, 2025 and 2024, respectively, and $385 million and $346 million for the six months ended June 30, 2025 and 2024, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

Note 4.  Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of June 30, 2025 and December 31, 2024, nonperformance risk was not material for Edison International or SCE.
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
Level 3 – This level primarily consists of congestion revenue rights ("CRRs"), which are derivative contracts that trade infrequently with significant unobservable inputs (CAISO CRR auction prices). SCE employs a market valuation approach of utilizing historical CRR prices as a proxy for forward prices. SCE also enters into certain physically settled resource adequacy contracts with a financially settled electricity component ("Fin Toll arrangements"). For these Fin Toll arrangements, SCE uses an income model valuation approach to estimate the significant unobservable inputs (hourly power prices). Edison International Parent and Other does not have any Level 3 assets and liabilities.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	June 30, 2025
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$12	$184	$(17)	$179
Money market funds and other	6	22	—	—	28
Nuclear decommissioning trusts:
Stocks[2]	1,721	—	—	—	1,721
Fixed Income[3]	858	1,706	—	—	2,564
Short-term investments, primarily cash equivalents	79	140	—	—	219
Subtotal of nuclear decommissioning trusts[4]	2,658	1,846	—	—	4,504
Total assets	2,664	1,880	184	(17)	4,711
Liabilities at fair value
Derivative contracts	—	15	5	(20)	—
Total liabilities	—	15	5	(20)	—
Net assets	$2,664	$1,865	$179	$3	$4,711

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$1	$212	$(1)	$212
Other	—	22	—	—	22
Nuclear decommissioning trusts:
Stocks[2]	1,631	—	—	—	1,631
Fixed Income[3]	975	1,618	—	—	2,593
Short-term investments, primarily cash equivalents	128	39	—	—	167
Subtotal of nuclear decommissioning trusts[4]	2,734	1,657	—	—	4,391
Total assets	2,734	1,680	212	(1)	4,625
Liabilities at fair value
Derivative contracts	—	47	—	(47)	—
Total liabilities	—	47	—	(47)	—
Net assets	$2,734	$1,633	$212	$46	$4,625
1Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2Approximately 72% and 75% of SCE's equity investments were in companies located in the United States at June 30, 2025 and December 31, 2024, respectively.
3Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $62 million and $94 million at June 30, 2025 and December 31, 2024, respectively.
4Excludes net payables of $180 million and $105 million at June 30, 2025 and December 31, 2024, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Fair value of net assets at beginning of period	$156	$80	$212	$91
Settlements	(4)	4	(14)	4
Total realized/unrealized gains (losses)[1]	27	(5)	(19)	(16)
Fair value of net assets at end of period	$179	$79	$179	$79
1Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
There were no material transfers into or out of Level 3 during 2025 and 2024.
The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value (in millions)		Significant Unobservable Input	Range ($ per MWh)	Weighted Average ($ per MWh)
	Assets	Liabilities
June 30, 2025
CRRs	$173	$5	CAISO CRR auction prices	$(10.95) - $36,279.67	$42.24
Fin Toll arrangements	11	—	Hourly Forecast Power Prices	(2.70) - 174.67	63.00
December 31, 2024
CRRs	$212	$—	CAISO CRR auction prices	$(4.64) - $50,048.16	$27.20
Level 3 Fair Value Uncertainty
For CRRs, increases or decreases in CAISO auction prices would result in higher or lower fair value, respectively.
For Fin Toll arrangements, the fair value measurements are sensitive to the spread between daily high and daily low hourly power prices. Increases or decreases in this spread would result in higher or lower fair value, respectively.
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
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $53 million and $101 million at June 30, 2025 and December 31, 2024, respectively. Assets measured at fair value and classified as Level 2 were immaterial at June 30, 2025 and December 31, 2024, respectively. There were no securities classified as Level 3 for Edison International Parent and Other at June 30, 2025 and December 31, 2024, respectively.

Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	June 30, 2025		December 31, 2024
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$37,670	$34,369	$35,583	$33,160
SCE	32,458	29,178	30,515	27,994
1Carrying value is net of debt issuance costs.
2The fair value of long-term debt is classified as Level 2.
Note 5.  Debt and Credit Agreements
Long-Term Debt
During the six months ended June 30, 2025, SCE issued the following first and refunding mortgage bonds:

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
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at June 30, 2025:

(in millions, except for rates)
Borrower	Termination Date	Secured Overnight Financing Rate ("SOFR") plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2029	128	$1,500	$246	$—	$1,254
SCE[2,3]	May 2029	108	3,350	455	2	2,893
Total Edison International			$4,850	$701	$2	$4,147
1At June 30, 2025, Edison International Parent had $245 million outstanding commercial paper, net of a $1 million discount, at a weighted-average interest rate of 4.74%.
2At June 30, 2025, SCE had $455 million outstanding commercial paper at a weighted-average interest rate of 4.67%.
3The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained. In May 2025, Edison International Parent and SCE amended their credit facilities to extend the maturity date to May 2029.
Uncommitted Letters of Credit
SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $675 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At June 30, 2025, SCE had $90 million outstanding under these agreements, which expire between October 2025 and July 2026.
Note 6.  Derivative Instruments
Derivative financial instruments are used to manage exposure to commodity price risk resulting from SCE's electricity, natural gas and resource adequacy procurement activities. The risks of fluctuating commodity prices are managed in part by entering into forward commodity transactions, including options, swaps, futures, and Fin Toll arrangements. To mitigate credit risk from counterparties in the event of nonperformance, master netting agreements are used whenever possible, and counterparties may be required to pledge collateral depending on the creditworthiness of each counterparty and the risk associated with the transaction.
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The fair value of these derivative contracts and any related collateral were immaterial as of June 30, 2025 and December 31, 2024.
SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its condensed consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.
The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	June 30, 2025
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$196	$20
Gross amounts offset in the condensed consolidated balance sheets	(17)	(17)
Cash collateral posted	—	(3)
Net amounts presented in the condensed consolidated balance sheets	$179	$—

	December 31, 2024
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$213	$47
Gross amounts offset in the condensed consolidated balance sheets	(1)	(1)
Cash collateral posted	—	(46)
Net amounts presented in the condensed consolidated balance sheets	$212	$—
1Included in "Other current assets" on SCE's condensed consolidated balance sheets.
2Included in "Other current liabilities" on SCE's condensed consolidated balance sheets.
At June 30, 2025, SCE posted $75 million of cash collateral, of which $3 million was offset against derivative liabilities and $72 million was reflected in "Other current assets" on SCE's condensed consolidated balance sheets. At December 31, 2024, SCE posted $74 million of cash collateral, of which $46 million was offset against derivative liabilities and $28 million was reflected in "Other current assets" on the condensed consolidated balance sheets.
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

The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Realized	$(3)	$(55)	$(43)	$(126)
Unrealized	35	(9)	11	(37)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

Commodity	Unit of Measure	Economic Hedges
		June 30, 2025	December 31, 2024
Electricity options, swaps and forwards	Gigawatt hours	6,914	3,295
Natural gas options, swaps and forwards	Billion cubic feet	10	4
Congestion revenue rights	Gigawatt hours	4,119	8,141
Fin Toll arrangements	Gigawatt hours	240	—
Note 7.  Revenue
The following table is a summary of SCE's revenue:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Revenue from contracts with customers[1]
Commercial	$1,874	$1,922	$3,422	$3,401
Residential	1,506	1,363	3,085	2,925
Other	773	816	1,415	1,545
Total revenue from contracts with customer[2]	4,153	4,101	7,922	7,871
Alternative revenue program and other[3]	379	223	412	517
Total operating revenue	$4,532	$4,324	$8,334	$8,388
1Since January 1, 2025, and until a GRC decision is issued, SCE is recognizing revenue based on the 2024 authorized revenue requirement, adjusted to reflect the 2025 CPUC-authorized ROE. For further information, see Note 1.
2At June 30, 2025 and December 31, 2024, SCE's receivables related to contracts from customers were $2.7 billion and $2.9 billion, respectively, which include accrued unbilled revenue of $925 million and $845 million, respectively.
3Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.
Deferred Revenue
As of June 30, 2025, SCE has deferred revenue of $348 million related to the sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $335 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's condensed consolidated balance sheets. The deferred revenue is amortized straight-line over the period of 30 years starting in 2021.

Note 8.  Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Edison International:
Income from operations before income taxes	$384	$568	$2,324	$507
Provision for income tax at federal statutory rate of 21%	81	119	488	106
Increase (decrease) in income tax from:
State tax, net of federal tax effect	(18)	7	91	(30)
Property-related	(68)	(62)	(126)	(117)
Other	(9)	(5)	(19)	(13)
Total income tax (benefit) expense	$(14)	$59	$434	$(54)
Effective tax rate	(3.6%)	10.4%	18.7%	(10.7%)
SCE:
Income from operations before income taxes	$490	$655	$2,579	$677
Provision for income tax at federal statutory rate of 21%	103	138	542	142
Increase (decrease) in income tax from:
State tax, net of federal tax effect	(11)	13	106	(18)
Property-related	(68)	(62)	(126)	(117)
Other	(10)	(6)	(20)	(8)
Total income tax expense (benefit)	$14	$83	$502	$(1)
Effective tax rate	2.9%	12.7%	19.5%	(0.1%)
The CPUC requires flow-through ratemaking treatment for the current tax benefit arising from certain property-related and other temporary differences which reverse over time. Flow-through items reduce current authorized revenue requirement in SCE's rate cases and result in a regulatory asset for recovery of deferred income taxes in future periods. The difference between the authorized amounts as determined in SCE's rate cases, adjusted for balancing and memorandum account activities, and the recorded flow-through items also result in increases or decreases in regulatory assets with a corresponding impact on the effective tax rate to the extent that recorded deferred amounts are expected to be recovered in future rates. For further information, see Note 11.
Tax Disputes
The tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2021 – 2023, and 2013 – 2018 & 2020 – 2023, respectively.

Note 9.  Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Edison International:
Service cost	$23	$24	$46	$48
Non-service cost (benefit)
Interest cost	48	44	96	88
Expected return on plan assets	(58)	(59)	(116)	(118)
Amortization of net loss[1]	1	1	1	2
Regulatory adjustment	(8)	(5)	(15)	(10)
Total non-service benefit[2]	(17)	(19)	(34)	(38)
Total expense	$6	$5	$12	$10
SCE:
Service cost	$23	$24	$46	$48
Non-service cost (benefit)
Interest cost	45	41	89	81
Expected return on plan assets	(55)	(55)	(110)	(110)
Amortization of net loss[1]	—	—	—	1
Regulatory adjustment	(8)	(5)	(15)	(10)
Total non-service benefit[2]	(18)	(19)	(36)	(38)
Total expense	$5	$5	$10	$10
1Represents the amount of net loss reclassified from other comprehensive loss.
2Included in "Other Income, net" on Edison International's and SCE's condensed consolidated statements of income.
Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Service cost	$3	$3	$6	$6
Non-service cost (benefit)
Interest cost	10	9	20	18
Expected return on plan assets	(27)	(28)	(54)	(56)
Amortization of net gain	(20)	(24)	(40)	(48)
Regulatory adjustment	34	40	68	80
Total non-service benefit[1]	(3)	(3)	(6)	(6)
Total expense	$—	$—	$—	$—
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
(in millions)	Longest Maturity Dates	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Municipal bonds	2067	$770	$729	$921	$860
Government and agency securities	2074	1,086	1,201	1,263	1,341
Corporate bonds	2072	322	346	380	392
Short-term investments and receivables/(payables)[1]	One-year	195	152	39	62
Total debt securities and other		$2,373	$2,428	2,603	2,655
Equity securities				1,721	1,631
Total[2]				$4,324	$4,286
1As of June 30, 2025 and December 31, 2024, short-term investments included $120 million and $18 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by July 2, 2025 and January 2, 2025, respectively.
2Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $398 million and $373 million as of June 30, 2025 and December 31, 2024, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.8 billion and $1.7 billion at June 30, 2025 and December 31, 2024, respectively.
The following table summarizes the gains and losses for the trust investments:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Gross realized gains	$22	$47	$46	$102
Gross realized losses	(5)	(5)	(6)	(14)
Net unrealized gains/(losses) for equity securities	146	(10)	86	85
Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.

Note 11. Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the condensed consolidated balance sheets are:

(in millions)	June 30, 2025	December 31, 2024
Current:
Regulatory balancing and memorandum accounts	$2,770	$2,723
Other	35	25
Total current	2,805	2,748
Long-term:
Deferred income taxes	6,238	5,982
Unamortized investments, net of accumulated amortization	120	115
Unamortized losses on reacquired debt	83	88
Regulatory balancing and memorandum accounts	2,249	867
Environmental remediation	218	222
Recovery assets	1,488	1,512
Other	91	100
Total long-term	10,487	8,886
Total regulatory assets	$13,292	$11,634
For more information, see Note 11 of the 2024 Form 10-K.
Regulatory Liabilities
SCE's regulatory liabilities included on the condensed consolidated balance sheets are:

(in millions)	June 30, 2025	December 31, 2024
Current:
Regulatory balancing and memorandum accounts	$283	$1,144
Energy derivatives	177	165
Other	30	38
Total current	490	1,347
Long-term:
Costs of removal	2,623	2,520
Deferred income taxes	2,138	2,163
Recoveries in excess of ARO liabilities	1,823	1,748
Regulatory balancing and memorandum accounts	2,760	2,023
Pension and other postretirement benefits	1,702	1,690
Other	20	15
Total long-term	11,066	10,159
Total regulatory liabilities	$11,556	$11,506

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	June 30, 2025	December 31, 2024
Asset (liability)
Energy procurement related costs	$207	$(97)
Public purpose and energy efficiency	(2,074)	(1,708)
GRC related balancing accounts	1,342	976
FERC related balancing accounts	107	125
Wildfire risk mitigation and insurance	225	741
TKM Settlement cost recovery[1]	1,586	—
Wildfire and drought restoration	289	238
Tax accounting memorandum account	(108)	(40)
Other	402	188
Assets, net of liabilities	$1,976	$423
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
Estimates and Assumptions
Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events. Due to the number of uncertainties and possible outcomes related to the 2017/2018 Wildfire/Mudslide Events and the Other Wildfire Events litigation, Edison International and SCE cannot estimate the upper end of the range of reasonably possible losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events or the Other Wildfire Events.
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
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 24, 2025, in addition to the outstanding claims of approximately 130 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim.
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
The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. As of July 24, 2025, SCE has entered into settlements with approximately 13,700 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
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
2017 Creek Fire
The "Creek Fire" originated near Sylmar in Los Angeles County in December 2017 and burned approximately 16,000 acres, destroyed an estimated 123 structures, damaged an estimated 81 structures, and resulted in 3 civilian injuries. While the United States Forest Service's ("USFS") January 2018 report of investigation concluded that the Los Angeles Department of Water and Power ("LADWP") long-span transmission lines slapping together in high winds resulted in arcing and ignition of the fire, in August 2024, the USFS issued a supplemental report concluding that the fire was caused by SCE power lines. In 2023, the USFS dismissed its claim against LADWP and filed a claim against SCE to recover over $40 million for fire-suppression costs incurred by the USFS and environmental damage to U.S. lands. Multiple other lawsuits related to the Creek Fire were also filed by individual plaintiffs and subrogation plaintiffs naming SCE as defendant. SCE has settled substantially all of the claims that were filed against it related to the Creek Fire and does not expect to incur additional losses in excess of amounts accrued for the Creek Fire.
2019 Saddle Ridge Fire
The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight fire fighters. In August 2023, SCE received a signed report of investigation from the LAFD, in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE's transmission lines were found in the specific origin area of the Saddle Ridge Fire. The SED is conducting an investigation with respect to the Saddle Ridge Fire. Multiple lawsuits related to the Saddle Ridge Fire were filed by plaintiffs naming SCE as defendant. A jury trial for a bellwether individual plaintiff in the Saddle Ridge Fire litigation has been set for November 2025. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not determined that losses in connection with the Saddle Ridge Fire are probable and consequently has not accrued a charge for potential losses relating to the Saddle Ridge Fire.

2020 Bobcat Fire
The "Bobcat Fire" was reported in the vicinity of Cogswell Dam in Los Angeles County in September 2020. The USFS has reported that the Bobcat Fire burned approximately 116,000 acres in Los Angeles County, destroyed an estimated 87 homes, one commercial property and 83 minor structures, damaged an estimated 28 homes and 19 minor structures, and resulted in injuries to six firefighters. In addition, fire authorities have estimated suppression costs at approximately $80 million. An investigation into the cause of the Bobcat Fire was led by the USFS. In May 2023, SCE received a report of investigation from the USFS, in which the USFS finds that the Bobcat Fire was caused when an SCE electrical wire made contact with a tree limb. The SED has concluded its investigation of the Bobcat Fire and found no violations of its rules and regulations by SCE related to the Bobcat Fire. Multiple lawsuits related to the Bobcat Fire were filed by plaintiffs, including individual plaintiffs, subrogation plaintiffs and the United States of America, naming SCE as a defendant. SCE has settled substantially all of the claims that were filed against it related to the Bobcat Fire and does not expect to incur additional losses in excess of amounts accrued for the Bobcat Fire.
2020 Silverado Fire
The "Silverado Fire" originated in Orange County in October 2020 and burned over 12,000 acres. The Orange County Fire Authority ("OCFA"). OCFA jointly with CAL FIRE have reported that the Silverado Fire destroyed five structures, damaged nine other structures and resulted in two firefighter injuries. There were also four other structures damaged or destroyed. In addition, methane re-generation pipelines were destroyed and approximately 200 acres of avocado orchards were damaged in the fire. Fire authorities have estimated suppression costs at approximately $20 million. An investigation into the cause of the Silverado Fire was conducted by the OCFA and CAL FIRE. OCFA and CAL FIRE concluded in their October 2020 report of investigation that contact between an SCE conductor and a T-Mobile USA, Inc. ("T-Mobile") line resulted in ignition of the Silverado Fire. In 2024, SCE paid a fine of approximately $2 million imposed by the SED for failure to comply with maintenance requirements with respect to two conductors. Multiple lawsuits related to the Silverado Fire were filed by plaintiffs, including individual plaintiffs, subrogation plaintiffs, CAL FIRE, T-Mobile, County of Orange and Cal OES, naming SCE as a defendant. SCE has settled substantially all of the claims that were filed against it related to the Silverado Fire and does not expect to incur additional losses in excess of the amounts accrued for the Silverado Fire.
2022 Coastal Fire
The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that an SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire was led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. In September 2024, SCE received a report of investigation from the OCFA, in which the OCFA finds that the Coastal Fire was unintentionally caused by sparks from overhead SCE electrical equipment igniting vegetation under the equipment. The SED is conducting an investigation with respect to the Coastal Fire. SCE has settled subrogation plaintiff claims and claims brought by the County of Orange related to the Coastal Fire. Individual plaintiffs have also filed complaints against SCE related to the Coastal Fire. As of July 24, 2025, no trials are scheduled in the Coastal Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Coastal Fire.
2022 Fairview Fire
The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that an SCE circuit in the area experienced an anomaly (a relay) approximately 8 minutes prior to the reported start time of the fire. In November 2023, SCE received a report of investigation conducted by CAL FIRE, in which CAL FIRE finds that the Fairview Fire was caused when a sagging SCE electrical conductor came in contact with a communication line, causing sparks to fall and ignite surrounding vegetation. In March 2025, the SED issued a citation for approximately $2 million for violations of the SED's rules and regulations, including SCE's failure to comply with clearance requirements with respect to its electrical conductor. SCE has settled subrogation plaintiff claims related to the Fairview Fire. A jury trial in the Fairview Fire individual plaintiff litigation has been set for January 2026. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Fairview Fire.

2025 Eaton Fire
In January 2025, several wind-driven wildfires impacted portions of SCE's service area, causing loss of life, substantial damage and service outages for SCE customers. One of the largest of these wildfires, the "Eaton Fire," ignited in SCE's service area in Los Angeles County and spread under conditions of an extreme Santa Ana windstorm.
CAL FIRE has reported that the Eaton Fire burned approximately 14,000 acres and resulted in 18 civilian fatalities and 9 fire personnel injuries/illnesses. An additional fatality has also been reported to be attributed to the Eaton Fire. In addition, according to preliminary information provided by CAL FIRE, the Eaton Fire destroyed approximately 6,018 single residence structures, 3,146 other minor structures, 96 multiple residences and 158 mixed commercial/residential and nonresidential commercial structures; and damaged approximately 750 residential structures, 260 other minor structures, 28 multiple residences and 35 mixed commercial/residential and nonresidential commercial structures. Fire authorities have estimated suppression costs at approximately $100 million.
The Los Angeles County Fire Department is leading the investigation into the origin and cause of the Eaton Fire, with the assistance of CAL FIRE, and has identified a preliminary area of origin of the fire. SCE has transmission facilities in the preliminary area of origin. As part of its investigation, the Los Angeles County Fire Department initially requested that SCE preserve in-place its equipment in the preliminary area of origin. Subsequently, in coordination with the Los Angeles County Fire Department and other interested parties, SCE removed certain equipment as part of its investigation. The SED is also conducting an investigation with respect to the Eaton Fire.
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 24, 2025, SCE was aware of approximately 300 lawsuits representing approximately 4,500 individual plaintiffs, subrogation lawsuits, and lawsuits by public entity plaintiffs related to the Eaton Fire.

SCE's ongoing internal review into the facts and circumstances of the Eaton Fire is complex and will require significant time. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, concerning circumstantial evidence suggests that SCE's transmission facilities in the preliminary area of origin could have been associated with the ignition of the fire. Additionally, SCE is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that its equipment could have been associated with the ignition of the Eaton Fire and, in light of pending litigation, that it is probable that Edison International and SCE will incur material losses in connection with the Eaton Fire. In July 2025, SCE announced that it would launch a program in the fall of 2025 that will allow individual plaintiffs to seek expedited resolution of their claims. Given SCE's ongoing review into the cause of the Eaton Fire and, among other things, the complexities associated with estimating damages, uncertainties related to the sufficiency of insurance held by plaintiffs and uncertainties related to litigation processes, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred.
Settlement of Claims
The following table presents settlements paid:

(in millions)	Inception to June 30, 2025	Three months ended June 30, 2025	Six months ended June 30, 2025
2017/2018 Wildfire/Mudslide Events	$9,612	$59	$158
Other Wildfire Events	691	62	127
Total	$10,303	$121	$285

Edison International and SCE have not admitted wrongdoing or liability as part of any settlements related to the 2017/2018 Wildfire/Mudslide Events or the Other Wildfire Events. SCE continues to explore reasonable settlement opportunities with plaintiffs in outstanding wildfire litigation.
Loss Estimates
The following table presents changes in estimated losses since December 31, 2024:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Balance at December 31, 2024	$426	$575	$1,001
Increase in accrued estimated losses	—	21	21
Amounts paid	(158)	(127)	(285)
Balance at June 30, 2025	$268	$469	$737
Edison International's and SCE's condensed consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses presented in the tables below:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Current portion of Wildfire-related claims liabilities[1]	$36	$133	$169
Long term wildfire-related claims liabilities[2]	232	336	568
Total Balance at June 30, 2025	$268	$469	$737

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Current portion of Wildfire-related claims liabilities[1]	$48	$12	$60
Long term wildfire-related claims liabilities[2]	378	563	941
Total Balance at December 31, 2024	$426	$575	$1,001
1At June 30, 2025, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $17 million of settlements executed and $19 million of short-term payables under the SED Agreement. At December 31, 2024, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $29 million of settlements executed and $19 million of short-term payables under the SED Agreement.
2At June 30, 2025, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $30 million of long-term payables under the SED Agreement and $202 million of estimate of expected losses for remaining alleged and potential claims. At December 31, 2024, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $38 million of long-term payables under the SED Agreement and $340 million of estimate of expected losses for remaining alleged and potential claims.
Management reviews its loss estimates for remaining alleged and potential claims related to wildfire litigation quarterly. Edison International and SCE have accrued their best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events and at the low end of the estimated range of reasonably possible losses for the Other Wildfire Events as no amount within the range of reasonably possible losses for the Other Wildfire Events appears, at this time, to be a better estimate than any other amount within the range. While Edison International and SCE may incur a material loss in excess of the amounts accrued, they cannot estimate the upper end of the range of reasonably possible losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events or the Other Wildfire Events.
The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include estimates of potential losses related to certain potential public entity plaintiff claims, including CAL OES's claim in the TKM litigation for which the statute of limitations has been tolled, as losses from these alleged and potential claims are not estimable at this time.

For the three months ended June 30, 2025 and 2024, there were no wildfire-related claims, net of expected recoveries on SCE's condensed consolidated statements of income.
For the six months ended June 30, 2025 and 2024, SCE's condensed consolidated statements of income included wildfire-related claims, net of expected recoveries as follows:

	Six months ended June 30, 2025
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

	Six months ended June 30, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Wildfire-related claims	$490	$180	$670
Expected recoveries from insurance and third parties[2]	—	(56)	(56)
Expected revenue from FERC customers	(27)	(7)	(34)
Total pre-tax charge	463	117	580
Income tax benefit	(130)	(33)	(163)
Total after-tax charge	$333	$84	$417
1For the six months ended June 30, 2025, EIS, a wholly-owned subsidiary of Edison International, incurred $50 million insurance expense, which consisted of $47 million of wildfire claims and $3 million of related legal costs. Wildfire claims were included in the insurance recoveries of SCE, offset by reduction in expected recovery from CPUC and FERC customers, and was excluded from insurance recoveries of Edison International.
2For the six months ended June 30, 2024, EIS incurred $1 million insurance expense. This amount was included in the insurance recoveries of SCE but were excluded from those of Edison International.
In total, through June 30, 2025, SCE has recorded estimated losses of $11.1 billion, expected recoveries from insurance and third parties of $2.8 billion and expected recoveries through electric rates of $1.9 billion related to the 2017/2018 Wildfire/Mudslide Events and the Other Wildfire Events. The after-tax net charges to earnings recorded through June 30, 2025, have been $4.6 billion.
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
While Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Other Wildfire Events, Edison International and SCE expect that additional losses incurred in connection with any such fire will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such additional losses after expected recoveries from insurance and through electric rates will not be material.
The following table sets forth SCE's total recoveries received since inception and expected to receive as of June 30, 2025:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Recoveries from insurance and third parties	$2,000	$800	$2,800
FERC recoveries	440	22	462
CPUC- RMBA recoveries	—	12	12
CPUC-WEMA deferral	1,341	96	1,437
Total	$3,781	$930	$4,711
The following tables summarize expected recoveries from insurance and third parties, and through electric rates as of June 30, 2025 and December 31, 2024:

	June 30, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Long-term receivables from insurance and third parties	$—	$380	$380
FERC related balancing accounts	46	22	68
CPUC-WEMA	1,341	96	1,437
Total	$1,387	$498	$1,885

	December 31, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Long-term receivables from insurance and third parties	$—	$434	$434
FERC related balancing accounts	64	9	73
CPUC-WEMA	—	140	140
Total	$64	$583	$647
For events that occurred in 2017 and early 2018, principally the Thomas and Koenigstein Fires and Montecito Mudslides, SCE had $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. For the Woolsey Fire, SCE had an additional $1.0 billion of wildfire-specific insurance coverage, subject to a self-insured retention of $10 million per occurrence. SCE recovered $2.0 billion from its insurance carriers in relation to the claims related to the 2017/2018 Wildfire/Mudslide Events and $18 million related to the Creek Fire. Additional insurance was not available for the Creek Fire because wildfire insurance for the period in which the fire was ignited was almost fully exhausted as a result of the TKM litigation.
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
In July 2024, the CPUC issued a decision in the 2025 GRC proceeding authorizing this self-insurance framework to continue through at least 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. From 2025 through 2028, $300 million will be collected annually until a total available self-insurance accrual amount of $1.0 billion is achieved. As of June 30, 2025, SCE has collected $148 million for the January 1, 2025 through December 31, 2025 period for its customer-funded wildfire self-insurance and is authorized to collect an additional $152 million through December 31, 2025.
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
In August 2023, SCE filed an application to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Thomas Fire, the Koenigstein Fire and the Montecito Mudslides, consisting of uninsured claims and associated costs, including legal costs and financing costs. In January 2025, the CPUC approved the TKM Settlement Agreement and closed the proceeding. Under the TKM Settlement Agreement, SCE is authorized to recover 60%, or approximately $1.6 billion, of approximately $2.7 billion of losses, consisting of approximately $1.3 billion of uninsured claims paid as of May 31, 2024 and $0.3 billion of associated costs, composed of legal fees and financing costs incurred as of May 31, 2024 and estimated ongoing financing costs. SCE is also authorized to recover 60% of claims paid and related costs incurred after May 31, 2024, other than for $125 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. As a result, in the first quarter of 2025, SCE recorded a regulatory asset for recoveries authorized under the TKM Settlement Agreement. As of June 30, 2025, the balance of the regulatory asset was $1.6 billion, consisting of $1.3 billion uninsured claims and $0.3 billion associated costs, including legal and financing costs. SCE was also authorized to recover approximately $55 million of approximately $65 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Thomas and Koenigstein Fires. Additionally, SCE recorded $50 million of shareholder-funded wildfire mitigation expenses.

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

At June 30, 2025, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites with a liability balance at June 30, 2025, in which the upper end of the range of expected costs is at least $1 million) was $226 million, including $151 million related to San Onofre. In addition to these sites, SCE also has 17 immaterial sites with a liability balance as of June 30, 2025, for which the total minimum recorded liability was $4 million. Of the $230 million total environmental remediation liability for SCE, $218 million has been recorded as a regulatory asset. SCE expects to recover $34 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $184 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $96 million and $2 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 35 years. Remediation costs for each of the next five years are expected to range from $9 million to $19 million. Costs incurred for the six months ended June 30, 2025 and 2024 were $6 million and $4 million, respectively, and were included in the "Operation and maintenance" expense on Edison International's and SCE's condensed consolidated statements of income.
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
During the three months ended June 30, 2025, there were no shares repurchased and retired. During the six months ended June 30, 2025, Edison International repurchased and retired 500,000 shares under the 2025 Repurchase Program for an average price of $58.97 per share. As of June 30, 2025, $46 million authorized repurchase amount remained under the 2025 Share Repurchase Program.
Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive loss, net of tax, are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
Edison International:
Beginning balance	$—	$(9)	$—	$(9)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	1	1	1	1
Foreign currency translation adjustments	1	—	1	—
Change	2	1	2	1
Ending Balance	$2	$(8)	$2	$(8)
SCE:
Beginning balance	$(9)	$(11)	$(9)	$(12)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	1	—	1	1
Change	1	—	1	1
Ending Balance	$(8)	$(11)	$(8)	$(11)
1These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income, Net
Other income net of expenses is as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2025	2024	2025	2024
SCE other income (expense):
Equity AFUDC	$47	$49	$93	$96
Increase in cash surrender value of life insurance policies and life insurance benefits	19	13	29	25
Interest income	38	72	81	136
Net periodic benefit income – non-service components	21	22	42	44
Civic, political and related activities and donations	(6)	(5)	(11)	(12)
Other	(2)	(4)	(6)	(7)
Total SCE other income, net	117	147	228	282
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	(5)	—	(10)	—
Interest income and other	1	1	2	4
Total Edison International other income, net	$113	$148	$220	$286
Note 16. Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Six months ended June 30,
(in millions)	2025	2024	2025	2024
Cash payments (receipts):
Interest, net of amounts capitalized	$793	$746	$643	$607
Income taxes, net	—	—	—	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	318	301	930	360
SCE's accrued capital expenditures at June 30, 2025 and 2024 were $565 million and $488 million, respectively. Accrued capital expenditures are included in investing activities in the condensed consolidated statements of cash flows in the periods paid.
Note 17. Related-Party Transactions
In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million from EIS, for the period to June 30, 2023. SCE subsequently did not renew or purchase wildfire liability insurance from EIS for additional periods. In lieu of obtaining wildfire liability insurance from the commercial insurance market, SCE implemented its customer-funded wildfire self-insurance program beginning July 1, 2023. In addition, one of the EIS wildfire liability insurance policies was amended in February 2025 to reimburse SCE for $50 million in claim costs and related legal expenses for a wildfire occurring during the July 1, 2022 through June 30, 2023 policy period. For further information, see Note 12. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's condensed consolidated balance sheets were $282 million and $303 million at June 30, 2025 and December 31, 2024, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the second quarter of 2025. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2024 Form 10-K.
LEGAL PROCEEDINGS
2017/2018 Wildfire/Mudslide Events
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 24, 2025, in addition to the outstanding claims of approximately 130 claims of approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
As of July 24, 2025, SCE was aware of approximately 15 pending unsettled lawsuits representing approximately 35 individual plaintiffs related to the Thomas and Koenigstein Fires and the Montecito Mudslides naming SCE as a defendant. Approximately 10 of the approximately 15 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of July 24, 2025, four damages only trials have been set for January, February and April 2026 for four individual plaintiff households in the TKM litigation.
As of July 24, 2025, SCE was aware of approximately 35 currently pending unsettled lawsuits representing approximately 100 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 30 of the 35 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of July 24, 2025, a trial has been set for CAL OES in October 2025 in the Woolsey Fire litigation.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of July 24, 2025, SCE was aware of approximately 300 currently pending lawsuits representing approximately 4,500 individual plaintiffs, subrogation lawsuits, and lawsuits by public entity plaintiffs including the County of Los Angeles, the City of Pasadena and the City of Sierra Madre related to the Eaton Fire.

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
OTHER INFORMATION
Trading Plans
During the quarter ended June 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

EXHIBITS

Exhibit Number	Description

10.1**
Edison International 2007 Performance Incentive Plan, as amended and restated effective April 24, 2025 (File No. 1-9936, filed as an Appendix to Edison International's Definitive Proxy Statement on Schedule 14A filed on March 14, 2025)*

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

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended June 30, 2025, filed on July 31, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended June 30, 2025, filed on July 31, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

104	The cover page of this report formatted in Inline XBRL (included as Exhibit 101)
__________________________________________________________________
*    Incorporated by reference pursuant to Rule 12b-32.
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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	July 31, 2025	Date:	July 31, 2025