Form 10-Q
period 2025-09-30
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2025-10-28
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Edison International	Yes	☐	No	☑	Southern California Edison Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of October 21, 2025:
Edison International	384,787,056 Shares
Southern California Edison Company	434,888,104 Shares

i

This combined Form 10-Q is separately filed by Edison International and SCE. Information contained in this document relating to SCE is filed by Edison International and separately by SCE. SCE makes no representation as to information relating to Edison International or its subsidiaries, except as it may relate to SCE and its subsidiaries.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2024 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2024
2024 MD&A	Edison International's and SCE's MD&A for the calendar year 2024, which was included in the 2024 Form 10-K
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	$1.6 billion in wildfire risk mitigation capital expenditures that SCE has excluded from the equity portion of SCE's rate base as required under AB 1054
ARO(s)	asset retirement obligation(s)
CAISO	California Independent System Operator
Cal Advocates	the California Public Advocates Office
CAL FIRE	the California Department of Forestry and Fire Protection
CAL OES	the California Governor's Office of Emergency Services
Capistrano Wind	a group of wind projects referred to as Capistrano Wind
Capital Structure Compliance Period	January 1, 2023 to December 31, 2025, the current compliance period for SCE's CPUC authorized capital structure
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
Continuation Account	a new account within the Wildfire Insurance Fund established under SB 254 that may be available for fires ignited on or after the SB 254 Effective Date
CPUC	California Public Utilities Commission
DERs	distributed energy resources
DGC	the decommissioning general contractor engaged by SCE to undertake a significant scope of decommissioning activities at San Onofre
Eaton Fire	a wind-driven fire that originated in Los Angeles County in January 2025
Eaton Subrogation Settlement	a settlement agreement entered into between SCE and an insurance claimant in the Eaton Fire litigation in September 2025
ECS	SCE commercial telecommunications services operated under the name of Edison Carrier Solutions
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity other than an investor-owned utility or CCA that provides electric power and ancillary services to retail customers
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings used to mitigate the risk of wildfires in high fire risk areas by increasing the speed with which a protective device reacts to most fault currents
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
Initial Account	an account within the Wildfire Insurance Fund established under AB 1054 available for fires ignited before the SB 254 Effective Date
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
LAFD	the Los Angeles Fire Department

Liability Cap
a cap on the aggregate requirement to reimburse the Wildfire Insurance Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, for the year of the applicable wildfire's ignition

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

PABA	Portfolio Allocation Balancing Account
Palo Verde	nuclear electric generating facility located near Phoenix, Arizona in which SCE holds a 15.8% ownership interest
PBOP(s)	postretirement benefits other than pension(s)
PG&E	Pacific Gas & Electric Company
PSPS	Public Safety Power Shutoff(s)
ROE	return on common equity
RPS	California's Renewables Portfolio Standard
S&P	Standard & Poor's Financial Services LLC
San Onofre	retired nuclear generating facility located in south San Clemente, California in which SCE holds a 78.21% ownership interest
SB 254	California Senate Bill 254, executed by the governor of California on September 19, 2025
SB 254 Effective Date	September 19, 2025
SB 254 Excluded Capital Expenditures
$2.9 billion in wildfire risk mitigation capital expenditures, approved on or after January 1, 2026, that SCE believes will be required to exclude from the equity portion of SCE's rate base as required under SB 254

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
WMP
a wildfire mitigation plan required to be filed to describe a utility's plans to construct, operate, and maintain electrical lines and equipment that will help minimize the risk of catastrophic wildfires caused by such electrical lines and equipment

Wildfire Insurance Fund	the insurance fund established under AB 1054 and expanded under SB 254
Wildfire Recovery Compensation Program	a program designed to allow eligible individuals and businesses impacted by the Eaton Fire to seek expedited resolution of their claims, expected to be launched by SCE in the fall of 2025
Woolsey Fire	a wind-driven fire that originated in Ventura County in November 2018

v

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," "targets," "judgment," "forecast," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:
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
•ability of SCE to implement its operational and strategic plans, including its WMP, its target energization times and capital investment program, including challenges related to project site identification, public opposition, environmental mitigation, construction, permitting, contractor performance, changes in the CAISO's transmission plans, and governmental approvals;
•risks of regulatory or legislative restrictions that would limit SCE's ability to implement operational measures to mitigate wildfire risk, including PSPS and fast curve settings, when conditions warrant or would otherwise limit SCE's operational practices relative to wildfire risk mitigation;
•ability of SCE to obtain safety certifications from OEIS;
•risk that AB 1054, SB 254 or other new California legislation does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial or contributing cause, including the longevity of the Wildfire Insurance Fund and the CPUC's interpretation of and actions under AB 1054 or SB 254, including its interpretation of the prudency standard clarified by AB 1054;
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
The MD&A for the nine months ended September 30, 2025, discusses material changes in the condensed consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2024, and as compared to the nine months ended September 30, 2024. This discussion presumes that the reader has read or has access to the 2024 MD&A.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2025	2024	Change	2025	2024	Change
Net income (loss) available to Edison International
SCE	$925	$602	$323	$2,935	$1,190	$1,745
Edison International Parent and Other	(93)	(86)	(7)	(324)	(246)	(78)
Edison International	832	516	316	2,611	944	1,667
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events (claims and expenses), net of recoveries	(3)	(7)	4	1,334	(485)	1,819
Other Wildfire Events (claims and expenses), net of recoveries	(2)	(3)	1	4	(124)	128
Wildfire Insurance Fund expense	(36)	(36)	—	(108)	(109)	1
Net charges related to disallowed historical capital expenditures in SCE's 2025 GRC decision	(76)	—	(76)	(76)	—	(76)
Severance costs, net of recovery	—	(44)	44	—	(44)	44
Income tax benefit (expense)[1]	48	25	23	(307)	213	(520)
SCE non-core items	(69)	(65)	(4)	847	(549)	1,396
Edison International Parent and Other
Wildfire claims insured by EIS	—	(1)	1	(50)	(2)	(48)
Income tax benefit[1]	—	—	—	11	—	11
Edison International Parent and Other non-core items	—	(1)	1	(39)	(2)	(37)
Total non-core items	(69)	(66)	(3)	808	(551)	1,359
Core earnings (loss)
SCE	994	667	327	2,088	1,739	349
Edison International Parent and Other	(93)	(85)	(8)	(285)	(244)	(41)
Edison International	$901	$582	$319	$1,803	$1,495	$308
1SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; wildfire claims insured by EIS are tax-effected at the federal statutory rate of 21%.

Edison International's third quarter 2025 earnings increased $316 million from the third quarter of 2024, resulting from an increase in SCE's earnings of $323 million and an increase in Edison International Parent and Other's loss of $7 million. SCE's higher net income consisted of $327 million of higher core earnings, partially offset by $4 million of higher non-core loss. Edison International Parent and Other's loss increased by $7 million due to $8 million of higher core loss, partially offset by $1 million of lower non-core loss.
Edison International's earnings for the nine months ended September 30, 2025 increased $1,667 million from the same period ended September 30, 2024, resulting from an increase in SCE's earnings of $1,745 million, partially offset by an increase in Edison International Parent and Other's loss of $78 million. SCE's higher net income consisted of $1,396 million of higher non-core earnings and $349 million of higher core earnings. Edison International Parent and Other's higher net loss consisted of $41 million of higher core loss and $37 million of higher non-core loss.
As discussed in the 2024 Form 10-K, the CPUC approved the TKM Settlement Agreement in January 2025. As a result, in the first nine months of 2025, SCE recorded cost recoveries through CPUC electric rates authorized under the TKM Settlement Agreement. These cost recoveries are reflected either as core earnings or non-core items, as discussed below. This classification is consistent with the original classification when the respective costs were incurred.
The increase in SCE's core earnings for the three months ended September 30, 2025 from the same period in 2024 was primarily due to higher revenue from the 2025 GRC final decision. The increase in SCE's core earnings for the nine months ended September 30, 2025, from the same period in 2024, was primarily due to higher revenue from the 2025 GRC final decision, a benefit to interest expense related to cost recoveries authorized under the TKM Settlement Agreement, partially offset by the net impact of wildfire-related regulatory decisions received in the second quarter of 2025 and 2024. The increase in Edison International Parent and Other's core loss for the three and nine months ended September 30, 2025, was primarily due to higher interest expense.
Consolidated non-core items for the nine months ended September 30, 2025 and 2024 for Edison International included:
•2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries:
•Net earnings recorded in 2025 related to the TKM Settlement Agreement, including ongoing activities: $1,341 million ($966 million after-tax) of claim costs and $58 million ($42 million after-tax) of legal expenses authorized for recovery, partially offset by shareholder-funded wildfire mitigation expenses of $50 million ($36 million after-tax) and impairment of incremental restoration-related assets of $8 million ($6 million after-tax).
•Charges of $7 million ($5 million after-tax) recorded in 2025, and $485 million ($349 million after-tax) recorded in 2024, both related to claim costs and related legal expenses, net of expected regulatory recoveries.
See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Other Wildfire Events claims and expenses, net of recoveries:
•Net earnings of $4 million ($3 million after-tax) recorded in 2025 consisted of $14 million of insurance reimbursements for costs incurred in previous years, partially offset by $10 million of legal expenses, net of expected regulatory recoveries.
•Charges of $124 million ($90 million after-tax) recorded in 2024 for wildfire claims and related legal expenses, net of expected insurance and regulatory recoveries.
See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Charges of $108 million ($78 million after-tax) and $109 million ($78 million after-tax) recorded in 2025 and 2024, respectively, from amortization of SCE's contributions to the Wildfire Insurance Fund. See "Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
•Net charges of $76 million ($39 million after-tax) recorded in 2025, primarily related to the impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in SCE's 2025 GRC final decision. See "Management Overview—2025 General Rate Case" for further information.
•Severance costs of $44 million ($32 million after-tax), net of expected FERC recovery, recorded in 2024 due to reductions in workforce.

•Charges of $50 million ($39 million after-tax) recorded in 2025 and $2 million ($2 million after-tax) recorded in 2024, both related to wildfire claims insured by EIS. See "Notes to Condensed Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.
See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.
2025 General Rate Case
Revenue Requirements
In September 2025, the CPUC approved a final decision on the 2025 GRC, which resulted in a base rate revenue requirement of $9.7 billion in 2025, an increase of $880 million over the adjusted 2024 authorized revenue requirement (see table below for more details). The final decision also authorized adjustment to the post-test years' revenue requirements, allowing the application of an attrition index to operation and maintenance expenses, with the index capped at five percent each year, along with budget-based wildfire mitigation capital additions. Additionally, the final decision adopted zero escalation for all of SCE's non-wildfire related capital additions in the attrition years. Assuming a three percent attrition index increase each year, the final decision results in post-test years' revenue requirement adjustments of $544 million, $522 million, and $447 million, for 2026, 2027, and 2028, respectively.
The table below sets out the authorized revenue and costs of service for the 2024 authorized revenue requirement and the 2025 GRC final decision:

(in millions)	2024 Authorized Revenue	Adjustments[1]	Adjusted 2024 Authorized Revenue	2025 Final Decision Authorized Revenue[2]	Increase
Authorized revenue	$8,582	$198	$8,780	$9,660	$880	[3]
Cost of service:
Operation and maintenance	2,734	—	2,734	2,857	123	[4]
Depreciation	2,284	108	2,392	2,729	337	[5]
Property and payroll taxes	487	6	493	550	57
Income taxes	403	25	428	554	126
Authorized return	2,674	59	2,733	2,970	237	[6]
Total	$8,582	$198	$8,780	$9,660	$880
1Adjustments to the 2024 authorized revenue requirement primarily related to the Customer Service Re-Platform project, which was recovered through a CPUC non-GRC recovery mechanism and approved to be included in the GRC-authorized revenue in the 2025 GRC.
2Reflects SCE's GRC authorized revenue as filed in SCE's September 2025 GRC implementation advice letter.
3Authorized revenue increased $661 million for the nine-month period ended 2025 compared to the same period in 2024. See "Results of Operations—SCE—Impact of 2025 GRC" for further information.
4Authorized revenue for operation and maintenance expenses increased primarily due to higher authorized wildfire expenditures.
5Authorized revenue for depreciation increased primarily due to higher plant balances.
6Authorized revenue for return increased primarily due to authorized rate base growth.
In the first and second quarters of 2025, SCE recognized revenue based on the 2024 authorized GRC revenue requirement in the absence of a 2025 GRC final decision. The approved 2025 revenue requirement in the 2025 GRC final decision is retroactive to January 1, 2025. SCE recorded the corresponding year-to-date impact in the third quarter of 2025, resulting in $661 million of increased authorized revenue. Additionally, SCE recorded net charges of $76 million ($39 million after-tax) in the same quarter, primarily due to an $88 million impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in the final decision, mainly related to the rooftop solar photovoltaic program. This was partially offset by the recognition of a $12 million clean energy subsidy previously received for this program.
The CPUC has approved the establishment of a memorandum account, making the authorized revenue requirement changes effective January 1, 2025. Under the final decision, the increase in authorized revenues of $902 million for January 2025 through September 2025 will be collected over a 24-month period beginning October 1, 2025.

Capital Expenditures
The final decision authorized CPUC-jurisdictional capital expenditures of $6.1 billion for 2025. For 2025 – 2028, the decision authorized capital expenditures of approximately $1 billion to support 212 miles of the wildfire mitigation targeted undergrounding ("TUG") program, along with the deployment of 1,653 circuit miles of covered conductors in high fire risk areas. The final decision authorized a two-way Grid Hardening Balancing Account to track the difference between actual TUG costs up to the approved mile limit and the authorized amounts, with spending in excess of 110% of authorized amounts subject to reasonableness review. SCE is also authorized to record incremental TUG costs that exceed the approved scope in the existing Wildfire Mitigation Plan Memorandum Account, with cost recovery subject to reasonableness review. Additionally, the final decision authorized SCE to establish a memorandum account to track and record capital expenditures above the amounts authorized to support SCE's grid readiness for future transportation electrification demand, with cost recovery subject to reasonableness review.
Cost of Capital Application
SCE's 2025 CPUC-authorized ROE is 10.33% and weighted average return on rate base is 7.66%.
On March 20, 2025, SCE filed its application with the CPUC for authority to establish its authorized cost of capital for utility operations for a three-year term beginning in 2026 and to reset the related annual cost of capital adjustment mechanism. In August 2025, SCE updated its costs of long-term debt and preferred equity requests based on updated information. As a result, SCE is seeking an ROE of 11.75%, a cost of long-term debt of 4.71%, and a cost of preferred equity of 6.89%. SCE also seeks to maintain its current authorized capital structure, after CPUC-allowed exclusions, of 52% common equity, 43% long-term debt, and 5% preferred equity. Based on the capital structure and cost factors discussed above, SCE's weighted average return on rate base would be 8.48% for 2026. If approved, this application would increase SCE's revenue requirement in 2026 by approximately $448 million compared to the cost of capital currently in rates. In July 2025, the CPUC set a schedule for the 2026 cost of capital proceeding that would result in a proposed decision in the fourth quarter of 2025.
Capital Program
Capital Expenditures
Total capital expenditures (including accruals) were $4.7 billion and $4.0 billion for the nine months ended September 30, 2025 and 2024, respectively.
SCE's capital expenditure forecast has been updated since the filing of the 2024 Form 10-K to reflect planned CPUC-jurisdictional spending as informed by the 2025 GRC final decision (See "—2025 General Rate Case— Capital Expenditures" for further information) and expected FERC capital expenditures.
The table below reflects forecast capital expenditures for 2025 – 2028, based on authorized and planned CPUC-jurisdictional spending and current management expectations of FERC-jurisdictional spending. CPUC-jurisdictional spending includes amounts authorized in the 2025 GRC, and other planned non-GRC CPUC capital spending. Forecast expenditures for FERC capital projects are subject to change due to factors such as timeliness of permitting, licensing, regulatory approvals, contractor bids, supply chain issues, and other operational considerations.
Based on management's judgment of potential capital spending variability informed by historical precedent of previously authorized amounts, potential permitting delays, and other operational considerations, a range case was prepared reflecting reductions to CPUC non-GRC capital expenditures and FERC capital expenditures.

SCE's 2025 – 2028 forecast for major capital expenditures is set forth in the table below:

(in billions)	2025	2026	2027	2028	Total 2025 – 2028
Traditional capital expenditures
Distribution	$5.0	$5.3	$5.4	$5.2	$20.9
Transmission	0.5	0.8	0.9	0.9	3.1
Generation	0.2	0.2	0.2	0.3	0.9
Subtotal	5.7	6.3	6.5	6.4	24.9
Wildfire mitigation-related capital expenditures	1.1	1.0	1.2	1.1	4.4
Total capital expenditures	$6.8	$7.3	$7.7	$7.5	$29.3
Total capital expenditures using range case discussed below	$6.6	$7.1	$7.5	$7.3	$28.5
In addition to the amounts presented in the table above, SCE expects to make additional CPUC capital investments, the recovery of which will be subject to future regulatory approval. This includes non-GRC programs, such as additional spending on an advanced metering infrastructure program. SCE expects the total expenditures of these programs to be at least $2 billion, most of which will be incurred beyond 2028.
Furthermore, in May 2025, the CAISO approved its 2024 – 2025 Transmission Plan, which identified six transmission projects expected to be constructed by SCE with anticipated capital expenditures of approximately $300 million. As discussed in "Management Overview—Capital Program" in the 2024 MD&A, SCE also expects to construct projects associated with previously approved CAISO Transmission Plans requiring capital investment of at least $2 billion. Most of the capital expenditures are expected to be incurred beyond 2028.
Rate Base
SCE's authorized CPUC-jurisdictional rate base is determined through the GRC and other regulatory proceedings. Differences between actual and CPUC-authorized rate base are addressed in subsequent GRCs or other regulatory proceedings. FERC-jurisdictional rate base is determined based on actual capital expenditures.
Reflected below is SCE's weighted average annual rate base for 2025 – 2028, based on the capital expenditure forecasts discussed above. In addition, the table below does not reflect the SB 254 Excluded Capital Expenditures, which SCE plans to recover through the issuance of securitized bonds. For further information, see "—Southern California Wildfires and Mudslides—Senate Bill 254—SB 254 Excluded Capital Expenditures."

(in billions)	2025	2026	2027	2028
Rate base	$47.4	$50.4	$54.3	$57.5
Rate base using range case discussed above	$47.2	$49.9	$53.6	$56.5
Southern California Wildfires and Mudslides
Unprecedented weather conditions in California due to climate change have contributed to wildfires, including those where SCE's equipment has been alleged to be associated with the fire's ignition, that have caused loss of life and substantial damage in SCE's service area, including as recently as January 2025.
In September 2025, a Continuation Account within the Wildfire Insurance Fund was established under SB 254, described below, to supplement the Initial Account within the Wildfire Insurance Fund by potentially providing up to $18 billion of additional funding for the Wildfire Insurance Fund. Under SB 254, the Initial Account of the Wildfire Insurance Fund will be available for fires ignited before September 19, 2025 (the "SB 254 Effective Date") and the Continuation Account may become available for fires ignited after the SB 254 Effective Date. As described below, the Continuation Account will be funded contingent upon certain conditions. Once all claims under the Initial Account are resolved and no further claims are anticipated, any remaining assets in the Initial Account will be transferred to the Continuation Account. See "—Senate Bill 254" for further information.
In recognition of the need for further action, SB 254 requires the administrator of the Wildfire Insurance Fund to submit to the California legislature and the governor, by April 1, 2026, a report that evaluates and sets forth recommendations on new models or approaches that mitigate damage, accelerate recovery, and responsibly and equitably allocate the burdens from natural catastrophes, including wildfires, across stakeholders, to complement or replace the Wildfire Insurance Fund.

While Edison International and SCE continue to pursue legislative strategies to address California investor-owned utilities' exposure to wildfire-related liabilities, they cannot predict whether or when there will be a comprehensive economy-wide solution mitigating the significant risk faced by California investor-owned utilities related to wildfires.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE and Edison International. SCE's internal review into the facts and circumstances of the Eaton Fire is complex and ongoing. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, concerning circumstantial evidence suggests that a de-energized idle SCE transmission facility in the preliminary area of origin may have been associated with the ignition of the fire. Additionally, while SCE has not determined the mechanism of ignition of the Eaton Fire, it is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that it is likely that its equipment could be found to have been associated with the ignition of the Eaton Fire and is pursuing settlement of claims through its Wildfire Recovery Compensation Program.

In September 2025, SCE entered into an agreement (the "Eaton Subrogation Settlement") with an insurance claimant in the Eaton Fire litigation (the "Subrogation Claimant"), under which SCE agreed to pay the Subrogation Claimant $0.52 for each dollar in claims paid or to be paid by the Subrogation Claimant to its policy holders, up to an agreed upon cap. The Subrogation Claimant had paid its policy holders an aggregate of approximately $500 million as of July 31, 2025. No admission of wrongdoing or liability was made in reaching the Eaton Subrogation Settlement, and the Subrogation Claimant agreed to release SCE and Edison International from all claims and potential claims related to or arising from the Eaton Fire. In the third quarter of 2025, SCE recorded $300 million in losses related to the Eaton Subrogation Settlement and will record additional amounts as they become estimable. In the third quarter of 2025, Edison International and SCE also recorded expected recoveries from customer funded self-insurance of $279 million and expected recoveries through FERC electric rates of $21 million related to the Eaton Subrogation Settlement.
In light of pending litigation, it is probable that Edison International and SCE will incur additional material losses in connection with the Eaton Fire. SCE expects to launch its Wildfire Recovery Compensation Program, a program designed to allow eligible individuals and businesses impacted by the Eaton Fire to seek expedited resolution of their claims, in the fall of 2025. Given SCE's ongoing review into the cause of the Eaton Fire and, among other things, the complexities associated with estimating damages, uncertainties related to the sufficiency of insurance held by plaintiffs and uncertainties related to litigation processes and participation in the Wildfire Recovery Compensation Program, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred.
SCE has $1.0 billion of customer-funded self-insurance coverage available for wildfires ignited between January 1, 2025 and December 31, 2025, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million, up to a maximum possible contribution of $12.5 million.
SCE has advised the administrator of the Wildfire Insurance Fund that it anticipates that future resolution of eligible claims arising from the Eaton Fire will require seeking reimbursement from the Initial Account and the administrator has confirmed that the Eaton Fire is a "covered wildfire" for purposes of accessing the Initial Account. SCE will be reimbursed for losses incurred in excess of $1.0 billion for eligible claims for third-party damages related to the Eaton Fire from the Initial Account, subject to approval of the fund administrator and the Initial Account's claims-paying capacity, initially approximately $21 billion for all three participating utilities. Based on PG&E's public disclosures for the first quarter of 2025, the fund administrator has paid or reserved approximately $1.1 billion of the Initial Account reflecting estimates of losses related to the 2019 Kincade fire and 2021 Dixie fire. The fund administrator is expected to reimburse eligible claims on a first come, first served basis, subject to the fund administrator's review.
SCE would file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to the fire, or upon earlier request of the fund administrator. Because SCE held a valid safety certification at the time of the Eaton Fire, SCE will be presumed to have acted prudently unless a party in the proceeding creates "serious doubt" as to the reasonableness of its conduct, in which case SCE will have the burden of dispelling that doubt and proving its conduct was prudent. The prudency standard does not necessitate perfect conduct and AB 1054 requires that the CPUC allow recovery if it determines that SCE's conduct related to the ignition of the Eaton Fire was consistent with actions of a reasonable utility. SCE believes that the CPUC's determination regarding the reasonableness of its ignition-related conduct should be based on an evaluation of the reasonableness of its overall policies, systems, and practices. The CPUC has not applied the AB 1054 prudency framework to a wildfire cost-recovery proceeding.
SCE believes that it is a reasonable operator of its electric system. Based on the information it has reviewed as of October 28, 2025, SCE believes that it would be able to make a good faith showing that its conduct with respect to its transmission facilities in the preliminary area of origin was consistent with the actions of a reasonable utility.
The CPUC will determine the prudency of SCE's ignition-related conduct in a formal proceeding. If the CPUC finds that SCE's conduct related to the ignition of the Eaton Fire was not prudent, it may nevertheless allow cost recovery in full or in part taking into account factors both within and beyond SCE's control that may have exacerbated the costs and expenses, including, for example, humidity, temperature and winds. Because SCE held a safety certification at the time of the ignition, it will be required to reimburse the Initial Account only for amounts disallowed by the CPUC up to the Liability Cap, unless the fund administrator finds that SCE's actions or inactions relative to the ignition of the Eaton Fire constitute conscious or willful disregard of the rights and safety of others, in which case SCE will be required to reimburse the Initial Account for all amounts withdrawn. SCE's requirement to reimburse the Initial Account for any amounts disallowed for fires ignited in 2025 is capped at approximately $4.2 billion. SCE will be able to seek recovery of prudently incurred uninsured wildfire costs not covered by the Initial Account, assessed under the prudency standard clarified under AB 1054, through electric rates.
2017/2018 Wildfire/Mudslide Events
Multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously entered into settlements with a number of local public entities, subrogation and individual plaintiffs in the TKM and Woolsey Fire litigations and under the SED Agreement. As of October 21, 2025, in addition to the outstanding claims of approximately 100 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding.
As discussed in the 2024 Form 10-K, the CPUC approved the TKM Settlement Agreement in January 2025. As a result, in the first quarter of 2025, SCE recorded cost recoveries through CPUC electric rates of $1.6 billion, consisting of $1.3 billion uninsured claims and $0.3 billion associated costs, including legal and financing costs. In April 2025, SCE requested approval from the CPUC to finance these amounts through the issuance of securitized bonds and received a final decision in August 2025 that authorized the transaction. SCE will also implement into CPUC-jurisdictional rates the revenue requirement related to recovery of approximately $55 million of approximately $65 million in restoration costs incurred. Additionally, SCE recorded $50 million of shareholder-funded wildfire mitigation expenses.
As discussed in the 2024 10-K, in October 2024, SCE filed an application (the "Woolsey Application") to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Woolsey Fire. SCE also sought recovery of approximately $84 million in restoration costs in the proceeding. In September 2025, SCE, Cal Advocates, the Energy Producers and Users Coalition, and Small Business Utility Advocates filed a joint motion in the proceeding seeking approval of a settlement agreement between such parties (the "Woolsey Settlement Agreement"). One party to the proceeding, the Wild Tree Foundation, has opposed the Woolsey Settlement Agreement. If approved by the CPUC, the impacts of the Woolsey Settlement Agreement will be recorded in the period in which a CPUC final decision approving the settlement is received.
Under the Woolsey Settlement Agreement, if approved by the CPUC, SCE will be authorized to recover 35%, or approximately $2.0 billion, of approximately $5.6 billion of losses, consisting of approximately $1.6 billion of uninsured claims paid as of May 31, 2025, and $0.4 billion of costs, comprised of legal costs paid as of May 31, 2025, and estimated ongoing financing costs. SCE will also be authorized to recover 35% of losses paid after May 31, 2025. SCE’s requests for recovery exclude $250 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. Subject to approval of the Woolsey Settlement Agreement, SCE will request approval from the CPUC to finance the amounts authorized under the Woolsey Settlement Agreement through the issuance of securitized bonds. The parties agreed that if SCE’s anticipated application for securitization is denied, the authorized amounts will be recovered in rates over five years, financed using long-term debt.
Further, SCE will be authorized to recover approximately $71 million of approximately $84 million in restoration costs incurred. In the Woolsey Settlement Agreement, SCE also waived its right to seek recovery of uninsured losses tracked in a Wildfire Expense Memorandum Account and incurred in connection with fires that ignited prior to July 12, 2019, the date AB 1054 was adopted. SCE estimates that the waived pre-AB 1054 losses are approximately $157 million.
If the Woolsey Settlement Agreement is approved, SCE will be allowed to permanently exclude any after-tax charges to equity associated with the costs disallowed or waived in the Woolsey Settlement Agreement and the debt issued to finance those costs from its CPUC regulatory capital structure.
Through September 30, 2025, SCE has recorded estimated losses of $9.9 billion, recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through electric rates of $1.8 billion, $403 million of which has been collected through FERC rates subject to refund, related to the 2017/2018 Wildfire/Mudslide Events claims. The cumulative after-tax net charges to earnings related to the 2017/2018 Wildfire/Mudslide Events recorded through September 30, 2025, have been $4.4 billion.
As of September 30, 2025, SCE had paid $9.7 billion under executed settlements and had $60 million to be paid under executed settlements, including $47 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through September 30, 2025, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $157 million.
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
Through September 30, 2025, SCE has recorded total estimated losses of $1.2 billion, expected recoveries from insurance and third parties of $800 million and expected recoveries through electric rates of $130 million related to the Other Wildfire Events claims. The cumulative after-tax net charges to earnings recorded through September 30, 2025 have been $165 million.
As of September 30, 2025, SCE had paid $899 million under executed settlements and had $29 million to be paid under executed settlements related to the Other Wildfire Events and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Other Wildfire Events was $232 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $319 million and through electric rates of $116 million on its condensed consolidated balance sheets related to the Other Wildfire Events.
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

Senate Bill 254
This summary of SB 254 is based on SCE’s interpretation of the legislation and legislative intent.
Contributions to the Continuation Account
SB 254 expands the Wildfire Insurance Fund originally created under AB 1054 by establishing a new continuation account within the Wildfire Insurance Fund (the "Continuation Account"), which may provide up to $18 billion of additional funding for the Wildfire Insurance Fund.
Under SB 254, if the administrator of the Wildfire Insurance Fund determines, on or before December 31, 2028, that annual contributions to the fund are required and the CPUC subsequently extends the non-bypassable charge imposed on customers under AB 1054 until January 1, 2046, the Continuation Account will be funded by a combination of contributions from customers and the three participating investor-owned utilities.
Upon the CPUC's decision to extend the non-bypassable charge, PG&E's, SCE's, and SDG&E's customers will be required to contribute an aggregate of $9 billion through a dedicated rate component. The dedicated rate component collected from customers will be directly contributed to the Continuation Account or used to support the issuance of up to $9 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Continuation Account, the amount collected from utility customers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the fund.
In addition to customer contributions, PG&E, SCE, and SDG&E have agreed, if required, to contribute an aggregate of $300 million annually (SCE's share is $143.6 million) from 2029 through 2045 for a total aggregate contribution of approximately $5.1 billion. In addition, if the administrator determines that the Continuation Account requires additional contributions, PG&E, SCE, and SDG&E will contribute an additional $780 million annually (SCE's share is $373.2 million) over a five-year period for a total aggregate additional contribution of approximately $3.9 billion (the "Contingent Contribution"). If the administrator terminates the Continuation Account prior to the final installment of the Contingent Contribution, one-half of the remaining unpaid installment payments will be credited to customer rates.
SCE's contributions to the Continuation Account are not recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Continuation Account.
Liability Cap
Under SB 254, the reimbursement Liability Cap for all fires covered by the Wildfire Insurance Fund is calculated for the year of the fire’s ignition, replacing the previous calculation that used the year of disallowance. Also, a participating utility’s obligation to reimburse the Continuation Account (but not the Initial Account) for disallowed costs will be reduced by its contributions to the Continuation Account.
SB 254 Excluded Capital Expenditures
SCE expects to exclude approximately $2.9 billion of wildfire risk mitigation capital expenditures approved on or after January 1, 2026, from the equity portion of SCE's rate base. SCE can apply for irrevocable orders from the CPUC to finance these capital expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs.
Securitization of Amounts that Exceed Initial Account
For fires ignited between January 1, 2025 and the SB 254 Effective Date, if the Initial Account is exhausted, participating utilities may, before seeking a prudency review, directly apply for a CPUC financing order to authorize the recovery of eligible claims that exceed amounts available in the Initial Account through fixed recovery charges. However if the CPUC determines that the costs were not prudently incurred, participating utilities will be required to return any amounts recovered back to customers over a period that matches the remaining duration of the financing instrument through credits to customer rates.
For further information on Southern California Wildfires and Mudslides, see "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Initial and annual contributions to the wildfire insurance fund established pursuant to California Assembly Bill 1054," and "Business—Southern California Wildfires" in the 2024 Form 10-K; and "Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Wildfire Insurance Fund," and "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

RESULTS OF OPERATIONS
SCE
The tables below show SCE's condensed consolidated statements of income for the three and nine months ended September 30, 2025 and 2024. In general, expenses SCE is authorized to pass through directly to customers (such as purchase power and fuel expense, flow-through taxes, as well as costs incurred for various programs and activities, such as public purpose programs and vegetation management activities) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.
Impact of 2025 GRC
The 2025 GRC final decision determines the amount of revenue that SCE is authorized to collect from customers to recover anticipated costs, including return on rate base. As discussed in "Management Overview—2025 General Rate Case," the 2025 GRC final decision approved an authorized revenue requirement of $9.7 billion in 2025, an increase of $880 million over the adjusted 2024 authorized revenue requirement. This led to an increase in authorized revenue of $243 million and $661 million for the three-month and the nine-month periods ended 2025, respectively, compared to the same periods in 2024. See "Management Overview—2025 General Rate Case" for further information.
In the first and second quarters of 2025, SCE recognized revenue based on the 2024 authorized revenue requirement in the absence of a 2025 GRC final decision. Upon receipt of the 2025 GRC final decision in September 2025, SCE retroactively recorded $418 million of increased authorized revenue for the first and second quarters in the third quarter of 2025. Additionally, SCE recorded net asset impairment related charges of $76 million ($39 million after-tax) in the same quarter. See "Management Overview—2025 General Rate Case" for further information.
The following tables summarize SCE's results of operations for the periods indicated.
Three months ended September 30, 2025 versus September 30, 2024

	Three months ended September 30,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024
Operating revenue	$5,740	$5,188	$552
Purchased power and fuel	1,701	1,898	197
Operation and maintenance	1,153	1,364	211
Wildfire-related claims, net of recoveries	295	—	(295)
Wildfire Insurance Fund expense	36	36	—
Depreciation and amortization	861	710	(151)
Property and other taxes	160	167	7
Asset impairment	88	—	(88)
Total operating expenses	4,294	4,175	(119)
Operating income	1,446	1,013	433
Interest expense	(403)	(403)	—
Other income, net	119	126	(7)
Income before income taxes	1,162	736	426
Income tax expense	203	95	(108)
Net income	959	641	318
Less: Preference stock dividend requirements	34	39	5
Net income available to common stock	$925	$602	$323
Operating Revenue
Higher net operating revenue of $552 million was primarily due to:
•An increase in revenue of $661 million resulting from implementing the 2025 GRC final decision in the third quarter of 2025, as discussed in "Management Overview—2025 General Rate Case." Of this amount, $70 million had already been recorded in the first two quarters of 2025 as non-GRC balancing account revenue. Following the final decision, this was reclassified as GRC authorized revenue, resulting in a net increase in revenue of $591 million in the third quarter of 2025.
•A net decrease in revenue of $55 million related to net lower expenses that are passed through to customers, which mainly included decreases in:
•Purchased power and fuel expense of $197 million;
•Operation and maintenance expense of $169 million;
•Income tax expense of $14 million;
offset by increases in:
•Wildfire-related claims, net of recoveries of $295 million;
•Depreciation and amortization expense of $17 million;
•Interest expense of $6 million;
•Property and other taxes of $5 million;
•Other income, net of $2 million.
Purchased Power and Fuel
A decrease in purchased power and fuel costs of $197 million was primarily due to lower energy prices and lower hedging losses (offset in "Operating Revenue" above).
Operation and Maintenance
A decrease in operation and maintenance expense of $211 million was primarily due to:
•A net decrease of $169 million mainly related to lower previously deferred wildfire mitigation, vegetation management, and emergency restoration costs authorized for recovery in 2025 than in 2024 (offset in "Operating Revenue" above).
•A decrease of $54 million mainly related to severance costs recorded in 2024 due to workforce reduction.
Wildfire-related Claims, Net of Recoveries
An increase in wildfire-related claims, net of recoveries of $295 million was due to wildfire claim costs recorded in 2025 for the Eaton Subrogation Settlement. These costs were covered by customer-funded wildfire self-insurance and expected FERC recovery (both offset in "Operating Revenue" above). For further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
An increase in depreciation and amortization expense of $151 million was primarily due to higher plant balances, $17 million of which were pass-through costs mainly associated with utility owned energy storage projects and wildfire mitigation costs (offset in "Operating Revenue" above).
Asset Impairment
A charge of $88 million recorded in 2025 related to impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in SCE's 2025 GRC final decision. See "Management Overview—2025 General Rate Case" for further information.
Income Taxes
An increase in income tax expense of $108 million was primarily due to $118 million of higher tax expense on higher pre-tax income, partially offset by $10 million of higher flow-through tax benefits that were passed through to customers (offset the corresponding pre-tax amount in "Operating Revenue"). See "Notes to Condensed Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.

Nine months ended September 30, 2025 versus September 30, 2024

	Nine months ended September 30,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024
Operating revenue	$14,074	$13,576	$498
Purchased power and fuel	3,905	4,140	235
Operation and maintenance	3,668	3,913	245
Wildfire-related claims, net of (recoveries)	(1,060)	614	1,674
Wildfire Insurance Fund expense	108	109	1
Depreciation and amortization	2,427	2,136	(291)
Property and other taxes	492	474	(18)
Asset impairment	96	—	(96)
Total operating expenses	9,636	11,386	1,750
Operating income	4,438	2,190	2,248
Interest expense	(1,044)	(1,185)	141
Other income, net	347	408	(61)
Income before income taxes	3,741	1,413	2,328
Income tax expense	705	94	(611)
Net income	3,036	1,319	1,717
Less: Preference stock dividend requirements	101	129	28
Net income available to common stock	$2,935	$1,190	$1,745
Operating Revenue
Higher operating revenue of $498 million was primarily due to:
•A net increase in revenue of $661 million resulted from higher authorized revenue in the 2025 GRC final decision, as discussed above.
•An increase in revenue of $51 million related to higher balancing account rate base primarily associated with wildfire mitigation efforts and utility owned energy storage projects.
•A decrease in revenue of $214 million related to net lower expenses that are passed through to customers, which mainly included decreases in:
•Operation and maintenance expense of $249 million;
•Purchased power and fuel expense of $235 million;
•Income tax expense of $89 million;
offset by increases in:
•Wildfire-related claims, net of recoveries of $261 million;
•Depreciation and amortization expense of $59 million;
•Interest expense of $23 million;
•Property and other taxes of $10 million;
•Other income, net of $6 million.
Purchased Power and Fuel
A decrease in purchased power and fuel costs of $235 million was primarily due to lower energy prices and lower hedging losses (offset in "Operating Revenue" above).

Operation and Maintenance
A decrease in operation and maintenance expense of $245 million was primarily due to:
•A net decrease of $249 million mainly related to lower previously deferred wildfire mitigation, vegetation management, and emergency restoration costs authorized for recovery in 2025 than in 2024 (offset in "Operating Revenue" above).
•A decrease of $58 million related to recoveries of legal costs under the TKM Settlement Agreement. See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
•A decrease of $47 million related to severance costs recorded in 2024 due to workforce reductions.
partially offset by:
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
Wildfire-related Claims, Net of Recoveries
A decrease in wildfire-related claims, net of recoveries of $1,674 million was primarily due to:
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
partially offset by:
•An increase of $295 million related to wildfire claim costs recorded in 2025 for the Eaton Subrogation Settlement. These costs were covered by customer-funded wildfire self-insurance and expected FERC recovery (both offset in "Operating Revenue" above).
For further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
An increase in depreciation and amortization expense of $291 million was primarily due to higher plant balances, $59 million of which were pass-through costs mainly associated with utility owned energy storage projects and wildfire mitigation costs (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes expense of $18 million was primarily due to higher assessed property values, $10 million of which were pass-through costs mainly associated with utility owned energy storage projects and wildfire mitigation costs (offset in "Operating Revenue" above).
Asset Impairment
Charges of $96 million recorded in 2025 primarily related to an $88 million impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in SCE's 2025 GRC final decision. See "Management Overview—2025 General Rate Case" for further information.

Interest Expense
A net decrease in interest expense of $141 million was primarily due to a $171 million benefit related to cost recoveries authorized under the TKM Settlement Agreement, partially offset by higher interest expense from higher borrowings, $23 million of which was pass-through expense mainly associated with wildfire mitigation efforts and utility owned energy storage projects (offset in "Operating Revenue" above).
Other Income, net
A decrease in other income, net of $61 million was primarily due to lower interest income driven by lower balancing account undercollection balances, and $6 million of higher pass-through costs (offset in "Operating Revenue" above).
Income Taxes
An increase in income tax expense of $611 million was primarily due to $675 million higher tax expense on higher pre-tax income, partially offset by $64 million higher flow-through tax benefits that are passed through to customers (offset the pre-tax amount in "Operating Revenue" above). See "Notes to Condensed Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.
Preference Stock Dividend Requirements
A decrease in preference stock dividend requirements of $28 million was primarily due to a lower amount of outstanding preference stock following redemptions in 2024.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended September 30,		Favorable (Unfavorable)	Nine months ended September 30,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024	2025	2024	2025 to 2024
Edison International Parent and Other net loss	$(71)	$(64)	$(7)	$(258)	$(181)	$(77)
Less: Preferred stock dividend requirements	22	22	—	66	65	1
Edison International Parent and Other net loss available to common shareholders	$(93)	$(86)	$(7)	$(324)	$(246)	$(78)
The net loss available to common shareholders from operations of Edison International Parent and Other increased by $7 million for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to higher interest expense.
The net loss available to common shareholders from operations of Edison International Parent and Other increased $78 million for the nine months ended September 30, 2025, compared to the same period in 2024, primarily due to expenses from wildfire claims insured by an EIS insurance contract (see "Notes to Condensed Consolidated Financial Statements— Note 12. Commitments and Contingencies and Note 17. Related-Party Transactions" for further information) and higher interest expense.
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

In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market and bank financings, and wildfire-related cost recoveries through securitization financings. SCE also has availability under its credit facility and agreements with lenders to issue bilateral unsecured standby letters of credit to fund cash requirements. SCE may issue additional debt for general corporate purposes.
In April 2025, SCE requested approval from the CPUC to securitize approximately $1.6 billion of cost recoveries authorized under the TKM Settlement Agreement. In August 2025, the CPUC issued an irrevocable order authorizing SCE to finance the amount through the issuance of securitized bonds. For further details, see "Management Overview—Southern California Wildfires and Mudslides."
During the nine months ended September 30, 2025, SCE issued a total of $3.0 billion of first and refunding mortgage bonds. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Following the passage of SB 254 in September 2025, Moody's reaffirmed SCE's long-term issuer credit rating and outlook, and Fitch also reaffirmed SCE's credit rating and revised its outlook from ratings watch negative to stable. However, S&P downgraded SCE's long-term issuer credit rating. For further details on SB 254, see "Management Overview—Southern California Wildfires and Mudslides—Senate Bill 254." The following table summarizes SCE's current long-term issuer credit ratings and outlook from the major credit rating agencies as of October 21, 2025:

	Moody's	Fitch	S&P
Credit Rating	Baa1	BBB	BBB-
Outlook	Stable	Stable	Negative
SCE's credit ratings may be affected by various factors. These include, but are not limited to, failure by regulators to successfully implement AB 1054 and SB 254 in a consistent and credit-supportive manner, or investigations into wildfire events or associated settlements result in material utility liability exposure, particularly in the absence of broader credit-supportive legislative actions to mitigate SCE's wildfire risk, including those to be recommended under SB 254 in a report due April 1, 2026. Additionally, a persistent increase in the frequency and severity of wildfires in California may lead the credit rating agencies to reassess SCE's wildfire-related operational risk exposure or believe the Wildfire Insurance Fund is at risk of material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts and environmental remediation obligations would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. For further details, see "—Margin and Collateral Deposits."
For restrictions on SCE's ability to pay dividends, see "—SCE Dividends."
Available Liquidity
At September 30, 2025, SCE had cash on hand of $305 million and approximately $2.1 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2029. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also had standby letters of credit with total capacity of $660 million, and the unused amount was $467 million as of September 30, 2025. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities or other borrowings, subject to availability in the bank and capital markets and within levels authorized by the CPUC. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company equity contributions to SCE in order to meet its obligations as they become due, including costs related to the wildfire events. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Debt Covenant
SCE's credit facilities require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At September 30, 2025, SCE's debt to total capitalization ratio was 0.58 to 1.
At September 30, 2025, SCE was in compliance with all financial covenants that affect access to capital.

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
In June 2025, the CPUC issued a final decision that authorized recovery of $291 million in operations and maintenance expenses and $99 million in capital expenditures. The portion of the initial revenue requirement above the interim rate recovery levels has been implemented in customer rates over a 12-month period starting October 1, 2025, along with ongoing capital revenue requirement and interest. Additionally, the final decision denied recovery of $65 million in operations and maintenance expenses, and determined that $36 million of requested capital expenditures were not eligible for recovery as part of this proceeding. SCE has filed an application for rehearing with the CPUC regarding the disallowances in this decision, citing factual errors and internal inconsistencies in the decision.
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
In March 2025, SCE, Cal Advocates, and Small Business Utility Advocates filed a joint motion seeking approval of a settlement agreement for the WMCE proceeding. The settlement agreement seeks the CPUC's approval to recover $702 million in capital expenditures and $308 million in operation and maintenance expenses. In June 2025, the CPUC issued a final decision adopting the settlement agreement as filed. This resulted in an initial revenue requirement of $314 million, which has been implemented into customer rates over a 12-month period starting October 1, 2025, along with ongoing capital revenue requirement and interest.
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
Capital Investment Plan
Utility Owned Storage
As discussed in "Liquidity and Capital Resources—Capital Investment Plan" in the 2024 MD&A, in October 2021, SCE contracted with Ameresco, Inc. ("Ameresco") for the construction of utility owned energy storage projects to be in service by August 1, 2022 at three sites in SCE's service area with an aggregate capacity of 537.5 MW, consisting of a 225 MW project, a 200 MW project, and a 112.5 MW project. The 200 MW and 112.5 MW projects went in service during the third quarter of 2024. While Ameresco has stated that the 225 MW project met the requirements to go in service in May 2025, SCE has objected, and as of September 30, 2025, discussions are ongoing between the parties.
SCE Dividends
As discussed in the 2024 Form 10-K, the CPUC regulates SCE's capital structure which limits the dividends it may pay to its shareholders. In the third quarter of 2023, the CPUC issued a decision on SCE's application to the CPUC for an extension of the waiver of compliance with its equity ratio requirement that allows SCE to exclude from its equity ratio calculations (i) net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events and (ii) debt issued for the purpose of paying claims related to the 2017/2018 Wildfire/Mudslide Events up to an amount equal to the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events. Under the decision, effective as of the beginning of the cost of capital cycle on January 1, 2023, the CPUC also authorized SCE to exclude from its equity ratio calculations debt that exceeds the net charges accrued in connection with the 2017/2018 Wildfire/Mudslide Events due to the timing difference between the wildfire claims payment and the realization of the cash tax benefits.
In the first quarter of 2025, the CPUC approved the TKM Settlement Agreement, under which SCE is allowed to permanently exclude any after-tax charges to equity associated with the costs disallowed or funded by shareholders in the TKM Settlement Agreement, and the debt issued to finance these costs. In September 2025, SCE and various intervenors jointly filed a motion seeking approval of a settlement agreement related to the Woolsey Fire. This settlement agreement includes equity ratio calculation exclusions similar to those in the TKM Settlement Agreement. As the CPUC has not yet issued a final decision on cost recovery for the Woolsey Fire, SCE filed an application in August 2025 to extend the existing waiver of compliance with its equity ratio requirement. Under the CPUC's rules, SCE is not deemed to be in violation of the equity ratio requirement while the waiver application is pending resolution.
For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" in the 2024 Form 10-K.
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts, and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at September 30, 2025, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade. See "—SCE" above for further information on SCE's credit ratings.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of September 30, 2025, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel contracts.
In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices.

(in millions)
Collateral posted as of September 30, 2025[1]	$316
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	23
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movements[3]	55
Posted and potential collateral requirements	$394
1Net collateral provided to counterparties and other brokers consisted of $203 million in letters of credit and surety bonds and $113 million of cash collateral.
2Represents potential collateral requirements for accounts payable and mark-to-market valuation at September 30, 2025. The requirements vary throughout the period and are generally lower at the end of the month.
3Incremental collateral requirements were based on potential changes in SCE's forward positions as of September 30, 2025, due to adverse market price movements over the remaining lives of the existing power and fuel contracts using a 95% confidence level.
Furthermore, SCE may be required to post collateral for workers' compensation in excess of standard formula amounts, currently up to $115 million, in the event of volatile credit rating conditions, during which the Office of Self-Insurance Plans, which oversees workers' compensation self-insurance within California, may exercise discretion to impose higher collateral requirements. SCE posted $12 million under such discretionary authority in the second quarter of 2025. SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which a downgrade below investment grade occurs.
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
At September 30, 2025, Edison International Parent and Other had cash on hand of $59 million and $0.8 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2029. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
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
Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At September 30, 2025, Edison International's consolidated debt to total capitalization ratio was 0.64 to 1.
At September 30, 2025, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Following the passage of SB 254 in September 2025, Moody's reaffirmed Edison International Parent's long-term issuer credit rating and outlook, and Fitch also reaffirmed Edison International Parent's credit rating and revised its outlook from ratings watch negative to stable. However, S&P downgraded Edison International Parent's long-term issuer credit rating. For further details on SB 254, see "Management Overview—Southern California Wildfires and Mudslides—Senate Bill 254." The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies as of October 21, 2025:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB	BBB-
Outlook	Stable	Stable	Negative
Edison International Parent's credit ratings may be affected by various factors. These include, but are not limited to, failure by regulators to successfully implement AB 1054 and SB 254 in a consistent and credit-supportive manner, or investigations into wildfire events or associated settlements result in material utility liability exposure, particularly in the absence of broader credit-supportive legislative actions to mitigate SCE's wildfire risk, including those to be recommended under SB 254 in a report due April 1, 2026. Additionally, a persistent increase in the frequency and severity of wildfires in California may lead the credit rating agencies to reassess Edison International Parent's wildfire-related operational risk exposure or believe the Wildfire Insurance Fund is at risk of material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings.

Edison International Income Taxes
Inflation Reduction Act of 2022
The IRA imposes a 15% corporate alternative minimum tax ("CAMT") on adjusted financial statement income ("AFSI") of corporations with average AFSI exceeding $1.0 billion over the three preceding calendar years. The CAMT was effective beginning January 1, 2023. Based on the current interpretation of the law and historical financial data, Edison International estimates that it will exceed the $1.0 billion threshold and be subject to CAMT on its consolidated federal tax returns beginning in 2026. SCE will also be subject to CAMT in 2026.
Under the IRA, SCE generated investment tax credits of approximately $231 million in 2024 related to utility owned storage projects and $29 million in nuclear production tax credits. In the third quarter of 2025, SCE monetized the majority of these credits for $236 million. SCE expects to pass the proceeds, net of transaction fees, back to customers.
The One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act of 2025 ("OBBBA") was enacted into law. The OBBBA, among other things, phases out various clean energy credits enacted as part of the IRA. These phase-outs are not expected to impact the investment tax credits related to SCE's utility owned storage projects discussed above under "Edison International Income Taxes—Inflation Reduction Act of 2022." Edison International and SCE are continuing to evaluate the full scope of potential financial impacts, with most of these impacts expected to be passed through to customers under regulated ratemaking requirements.
Historical Cash Flows
SCE

	Nine months ended September 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net cash provided by operating activities	$4,455	$4,037	$418
Net cash provided by financing activities	302	188	114
Net cash used in investing activities	(4,488)	(4,093)	(395)
Net increase in cash, cash equivalents and restricted cash	$269	$132	$137
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash for operating activities as provided in more detail in SCE's condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024.

	Nine months ended September 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net income	$3,036	$1,319
Non-cash items[1]	3,246	2,173
Subtotal	6,282	3,492	2,790
Changes in cash flow resulting from working capital[2]	(304)	(834)	530
Regulatory assets and liabilities	(1,373)	1,557	(2,930)
Wildfire-related claims[3]	(447)	(304)	(143)
Other noncurrent assets and liabilities[4]	297	126	171
Net cash provided by operating activities	$4,455	$4,037	$418
1Non-cash items include depreciation and amortization, equity allowance for funds used during construction, impairment, deferred income taxes, Wildfire Insurance Fund amortization expenses, and other.
2Changes in working capital items include receivables, inventory, accounts payable, tax receivables and payables, derivative assets and liabilities, and other current assets and liabilities.
3The amount in 2025 represents payments of $208 million for 2017/2018 Wildfire/Mudslide Events, $335 million for Other Wildfire Events, and $225 million for Eaton Fire, partially offset by an increase in wildfire estimated losses of $321 million. The amount in

2024 represents payments of $636 million for 2017/2018 Wildfire/Mudslide Events and $342 million for Other Wildfire Events, partially offset by an increase in wildfire estimated losses of $674 million.
4Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information. The 2025 amount includes $236 million in cash proceeds primarily from the monetization of investment tax credits related to utility owned storage projects, which SCE expects to flow through to customers. The 2024 amount also includes cash received from customers to fund certain construction projects and cash received from certain state incentive programs to pass through to customers.
Net cash provided by operating activities was impacted by the following:
Net income and non-cash items increased by $2.8 billion primarily due to net earnings recorded in 2025 from approximately $1.6 billion cost recoveries authorized under the TKM Settlement Agreement (which offset in the regulatory assets and liabilities changes discussed below), higher revenue from the 2025 GRC final decision, and a benefit to interest expense related to cost recoveries authorized under the TKM Settlement Agreement, partially offset by the net impact of wildfire related regulatory decisions received in the second quarter of 2025.
The net outflows in cash resulting from working capital was $304 million and $834 million during the nine months ended September 30, 2025 and 2024, respectively. Net cash outflows in both 2025 and 2024 were primarily due to the increases in customer receivables and unbilled revenue, partially offset by higher energy payables, in both years, driven by higher energy usage during the summer months. The lower net cash outflow in 2025 compared to 2024 was mainly due to cash collected from the sale of renewable energy credits under a CPUC-established program during 2025.
Net cash (used in) / provided by regulatory assets and liabilities, including changes in net undercollections recorded in balancing accounts, was $(1.4) billion and $1.6 billion during the nine months ended September 30, 2025 and 2024, respectively. SCE has a number of balancing and memorandum accounts, which impact cash flows based on differences between timing of collection through rates and incurring expenditures. In 2025, changes related to regulatory assets and liabilities were primarily driven by current year net undercollections resulting from cost recoveries authorized under the TKM Settlement Agreement (which offset in the net income and non-cash items discussed above). In addition, upon the 2025 GRC final decision issued in September 2025, the increase in authorized revenues for January through September 2025 was authorized to be collected over a 24-month period starting October 2025. These impacts were partially offset by recovery of prior year undercollections. Cash inflow in 2024 was primarily due to recovery of prior-year undercollections.
Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the nine months ended September 30, 2025 and 2024, respectively. Issuances of debt are discussed in "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Nine months ended September 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Issuances of long-term debt, net of discount and issuance costs	$2,963	$4,217	$(1,254)
Long-term debt repaid	(1,227)	(2,176)	949
Short-term debt borrowed	410	—	410
Short-term debt repaid	—	(386)	386
Commercial paper repayments, net of borrowing	(449)	(609)	160
Preference stock issued, net of issuance cost	—	345	(345)
Preference stock redeemed	—	(350)	350
Payment of common stock dividends to Edison International Parent	(1,290)	(720)	(570)
Payment of preference stock dividends	(101)	(130)	29
Other	(4)	(3)	(1)
Net cash provided by financing activities	$302	$188	$114
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to total capital expenditures of $4.6 billion and $4.2 billion for nine months ended September 30, 2025 and 2024, respectively. In addition, SCE had a net redemption of nuclear decommissioning trust investments of $104 million and $70 million during the nine months ended September 30, 2025 and 2024, respectively. See "Nuclear Decommissioning Activities" below for further discussion.

Nuclear Decommissioning Activities
SCE's condensed consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Nine months ended September 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$35	$33	$2
SCE's decommissioning costs	(131)	(162)	31
	(96)	(129)	33
Net cash provided by investing activities:
Proceeds from sale of investments	4,502	3,558	944
Purchases of investments	(4,398)	(3,488)	(910)
	104	70	34
Net cash inflow (outflow)	$8	$(59)	$67
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($131 million and $162 million in 2025 and 2024, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($141 million and $151 million in 2025 and 2024, respectively). The net cash outflow in 2024 also includes $19 million of tax benefits received and a $30 million disallowance under the 2021 NDCTP, both contributed by SCE to the decommissioning trust.

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Nine months ended September 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Net cash used in operating activities	$(227)	$(193)	$(34)
Net cash provided by financing activities	176	176	—
Net cash used in investing activities	(5)	(4)	(1)
Net decrease in cash, cash equivalents and restricted cash	$(56)	$(21)	$(35)
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $34 million in 2025 compared to 2024. This was primarily due to $50 million wildfire-related claims and related legal expenses paid by EIS to SCE (for further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides"), and $61 million higher interest and operating costs, partially offset by $77 million collection from SCE.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Nine months ended September 30,		Change
(in millions)	2025	2024	Inflow/(Outflow)
Dividends paid to Edison International common shareholders	$(955)	$(896)	$(59)
Dividends paid to Edison International preferred shareholders	(87)	(88)	1
Dividends received from SCE	1,290	720	570
Long-term debt issuance, net of discount and issuance costs	539	496	43
Receipt from stock option exercises	—	204	(204)
Long-term debt repayments	(800)	—	(800)
Issuance of short-term debt	100	—	100
Repayments of short-term debt	(20)	(15)	(5)
Common stock repurchased	(32)	—	(32)
Preferred stock repurchased	—	(28)	28
Commercial paper financing, net	135	(208)	343
Other	6	(9)	15
Net cash provided by financing activities	$176	$176	$—
Contingencies
Edison International's and SCE's material contingencies are discussed in "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2024 Form 10-K, and there have been no material changes during the nine months ended September 30, 2025. For further discussion of market risk exposures, including commodity price risk, and credit risk, see "Notes to Condensed Consolidated Financial Statements—Note 4. Fair Value Measurements" and "Note 6. Derivative Instruments."
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
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts, unaudited)	2025	2024	2025	2024
Operating revenue	$5,750	$5,201	$14,104	$13,615
Purchased power and fuel	1,701	1,898	3,905	4,140
Operation and maintenance	1,175	1,393	3,738	3,995
Wildfire-related claims, net of (recoveries)	295	1	(1,010)	616
Wildfire Insurance Fund expense	36	36	108	109
Depreciation and amortization	862	710	2,430	2,138
Property and other taxes	161	168	495	477
Asset impairment and other	88	—	97	—
Total operating expenses	4,318	4,206	9,763	11,475
Operating income	1,432	995	4,341	2,140
Interest expense	(488)	(477)	(1,293)	(1,401)
Other income, net	119	127	339	413
Income before income taxes	1,063	645	3,387	1,152
Income tax expense	175	68	609	14
Net income	888	577	2,778	1,138
Less: Preference stock dividend requirements of SCE	34	39	101	129
Preferred stock dividend requirements of Edison International	22	22	66	65
Net income available to Edison International common shareholders	$832	$516	$2,611	$944
Basic earnings per share:
Weighted average shares of common stock outstanding	385	387	385	386
Basic earnings per common share available to Edison International common shareholders	$2.16	$1.33	$6.78	$2.45
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	386	390	386	388
Diluted earnings per common share available to Edison International common shareholders	$2.16	$1.32	$6.76	$2.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income	Edison International

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2025	2024	2025	2024
Net income	$888	$577	$2,778	$1,138
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	1	1	2
Foreign currency translation adjustments	—	1	1	1
Other comprehensive income, net of tax	—	2	2	3
Comprehensive income	888	579	2,780	1,141
Less: Comprehensive income attributable to noncontrolling interests	34	39	101	129
Comprehensive income attributable to Edison International	$854	$540	$2,679	$1,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, unaudited)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$364	$193
Receivables, net of allowances for uncollectible accounts of $326 and $352 at respective dates	2,284	2,169
Accrued unbilled revenue	1,159	848
Inventory	524	538
Prepaid expenses	116	103
Regulatory assets	2,703	2,748
Wildfire Insurance Fund contributions	138	138
Other current assets	440	418
Total current assets	7,728	7,155
Nuclear decommissioning trusts	4,475	4,286
Other investments	70	57
Total investments	4,545	4,343
Utility property, plant and equipment, net of accumulated depreciation and amortization of $14,923 and $14,207 at respective dates	61,588	59,047
Nonutility property, plant and equipment, net of accumulated depreciation of $128 and $124 at respective dates	200	207
Total property, plant and equipment	61,788	59,254
Receivables, net of allowances for uncollectible accounts of $41 and $43 at respective dates	50	62
Regulatory assets (include $1,476 and $1,512 related to a Variable Interest Entity ("VIE") at respective dates)	10,686	8,886
Wildfire Insurance Fund contributions	1,774	1,878
Operating lease right-of-use assets	1,180	1,180
Long-term insurance receivables	307	418
Other long-term assets	2,431	2,403
Total other assets	16,428	14,827
Total assets	$90,489	$85,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Short-term debt	$1,879	$998
Current portion of long-term debt	1,899	2,049
Accounts payable	2,346	2,000
Wildfire-related claims	98	60
Accrued interest	436	422
Regulatory liabilities	1,109	1,347
Current portion of operating lease liabilities	120	124
Other current liabilities	1,532	1,439
Total current liabilities	9,419	8,439
Long-term debt (includes $1,444 and $1,468 related to a VIE at respective dates)	34,479	33,534
Deferred income taxes and credits	8,433	7,180
Pensions and benefits	370	384
Asset retirement obligations	2,540	2,580
Regulatory liabilities	10,736	10,159
Operating lease liabilities	1,060	1,056
Wildfire-related claims	456	941
Other deferred credits and other long-term liabilities	3,666	3,566
Total deferred credits and other liabilities	27,261	25,866
Total liabilities	71,159	67,839
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 1,159,317 shares of Series A and 503,454 shares of Series B issued and outstanding at respective dates)	1,645	1,645
Common stock, no par value (800,000,000 shares authorized; 384,787,056 and 384,784,719 shares issued and outstanding at respective dates)	6,343	6,353
Accumulated other comprehensive income	2	—
Retained earnings	9,165	7,567
Total Edison International's shareholders' equity	17,155	15,565
Noncontrolling interests – preference stock of SCE	2,175	2,175
Total equity	19,330	17,740
Total liabilities and equity	$90,489	$85,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Edison International

	Nine months ended September 30,
(in millions, unaudited)	2025	2024
Cash flows from operating activities:
Net income	$2,778	$1,138
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,430	2,183
Equity allowance for funds used during construction	(140)	(143)
Asset impairment and other	97	—
Deferred income taxes	598	(42)
Wildfire Insurance Fund amortization expense	108	109
Other	123	43
Nuclear decommissioning trusts	(106)	(118)
Changes in operating assets and liabilities:
Receivables	(152)	(847)
Inventory	10	(9)
Accounts payable	362	336
Tax receivables and payables	154	198
Other current assets and liabilities	(539)	(492)
Derivative assets and liabilities, net	(37)	(2)
Regulatory assets and liabilities, net	(1,373)	1,557
Wildfire-related insurance receivable	111	115
Wildfire-related claims	(447)	(304)
Other noncurrent assets and liabilities	251	122
Net cash provided by operating activities	4,228	3,844
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $49 and $37 for the respective periods	3,502	4,713
Long-term debt repaid	(2,027)	(2,176)
Short-term debt issued	510	—
Short-term debt repaid	(20)	(401)
Common stock repurchased	(32)	—
Preference stock issued, net of issuance cost	—	345
Preferred stock repurchased	—	(378)
Commercial paper repayments, net of borrowing	(314)	(817)
Dividends and distribution to noncontrolling interests	(101)	(130)
Common stock dividends paid	(955)	(896)
Preferred stock dividends paid	(87)	(88)
Other	2	192
Net cash provided by financing activities	478	364
Cash flows from investing activities:
Capital expenditures	(4,624)	(4,211)
Proceeds from sale of nuclear decommissioning trust investments	4,502	3,558
Purchases of nuclear decommissioning trust investments	(4,398)	(3,488)
Other	27	44
Net cash used in investing activities	(4,493)	(4,097)
Net increase in cash, cash equivalents and restricted cash	213	111
Cash, cash equivalents and restricted cash at beginning of period	684	532
Cash, cash equivalents and restricted cash at end of period	$897	$643
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2025	2024	2025	2024
Operating revenue	$5,740	$5,188	$14,074	$13,576
Purchased power and fuel	1,701	1,898	3,905	4,140
Operation and maintenance	1,153	1,364	3,668	3,913
Wildfire-related claims, net of (recoveries)	295	—	(1,060)	614
Wildfire Insurance Fund expense	36	36	108	109
Depreciation and amortization	861	710	2,427	2,136
Property and other taxes	160	167	492	474
Asset impairment	88	—	96	—
Total operating expenses	4,294	4,175	9,636	11,386
Operating income	1,446	1,013	4,438	2,190
Interest expense	(403)	(403)	(1,044)	(1,185)
Other income, net	119	126	347	408
Income before income taxes	1,162	736	3,741	1,413
Income tax expense	203	95	705	94
Net income	959	641	3,036	1,319
Less: Preference stock dividend requirements	34	39	101	129
Net income available to common stock	$925	$602	$2,935	$1,190

Condensed Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended September 30,		Nine months ended September 30,
(in millions, unaudited)	2025	2024	2025	2024
Net income	$959	$641	$3,036	$1,319
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	—	1	1	2
Other comprehensive income, net of tax	—	1	1	2
Comprehensive income	$959	$642	$3,037	$1,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$305	$78
Receivables, net of allowances for uncollectible accounts of $321 and $347 at respective dates	2,281	2,160
Accrued unbilled revenue	1,156	845
Inventory	524	538
Prepaid expenses	115	102
Regulatory assets	2,703	2,748
Wildfire Insurance Fund contributions	138	138
Other current assets	433	415
Total current assets	7,655	7,024
Nuclear decommissioning trusts	4,475	4,286
Other investments	61	38
Total investments	4,536	4,324
Utility property, plant and equipment, net of accumulated depreciation and amortization of $14,923 and $14,207 at respective dates	61,588	59,047
Nonutility property, plant and equipment, net of accumulated depreciation of $110 and $108 at respective dates	191	199
Total property, plant and equipment	61,779	59,246
Receivables, net of allowances for uncollectible accounts of $41 and $43 at respective dates	50	62
Regulatory assets (include $1,476 and $1,512 related to a VIE at respective dates)	10,686	8,886
Wildfire Insurance Fund contributions	1,774	1,878
Operating lease right-of-use assets	1,174	1,174
Long-term insurance receivables	93	131
Long-term insurance receivables due from affiliate	226	303
Other long-term assets	2,344	2,317
Total other assets	16,347	14,751
Total assets	$90,317	$85,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	September 30, 2025	December 31, 2024
LIABILITIES AND EQUITY
Short-term debt	$1,219	$553
Current portion of long-term debt	1,899	1,249
Accounts payable	2,350	2,078
Wildfire-related claims	98	60
Accrued interest	365	385
Regulatory liabilities	1,109	1,347
Current portion of operating lease liabilities	118	123
Other current liabilities	2,095	1,495
Total current liabilities	9,253	7,290
Long-term debt (includes $1,444 and $1,468 related to a VIE at respective dates)	29,666	29,266
Deferred income taxes and credits	10,023	8,697
Pensions and benefits	86	92
Asset retirement obligations	2,540	2,580
Regulatory liabilities	10,736	10,159
Operating lease liabilities	1,056	1,051
Wildfire-related claims	456	941
Other deferred credits and other long-term liabilities	3,640	3,518
Total deferred credits and other liabilities	28,537	27,038
Total liabilities	67,456	63,594
Commitments and contingencies (Note 12)
Preference stock	2,220	2,220
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,949	8,950
Accumulated other comprehensive loss	(8)	(9)
Retained earnings	9,532	8,422
Total equity	22,861	21,751
Total liabilities and equity	$90,317	$85,345

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Southern California Edison Company

	Nine months ended September 30,
(in millions, unaudited)	2025	2024
Cash flows from operating activities:
Net income	$3,036	$1,319
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	2,427	2,177
Equity allowance for funds used during construction	(140)	(143)
Asset impairment	96	—
Deferred income taxes	668	4
Wildfire Insurance Fund amortization expense	108	109
Other	87	26
Nuclear decommissioning trusts	(106)	(118)
Changes in operating assets and liabilities:
Receivables	(159)	(868)
Inventory	10	(9)
Accounts payable	288	359
Tax receivables and payables	160	227
Other current assets and liabilities	(566)	(541)
Derivative assets and liabilities, net	(37)	(2)
Regulatory assets and liabilities, net	(1,373)	1,557
Wildfire-related insurance receivable	115	113
Wildfire-related claims	(447)	(304)
Other noncurrent assets and liabilities	288	131
Net cash provided by operating activities	4,455	4,037
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $38 and $33 for the respective periods	2,963	4,217
Long-term debt repaid	(1,227)	(2,176)
Short-term debt borrowed	410	—
Short-term debt repaid	—	(386)
Preference stock issued, net of issuance cost	—	345
Preference stock redeemed	—	(350)
Commercial paper repayments, net of borrowing	(449)	(609)
Common stock dividends paid	(1,290)	(720)
Preference stock dividends paid	(101)	(130)
Other	(4)	(3)
Net cash provided by financing activities	302	188
Cash flows from investing activities:
Capital expenditures	(4,621)	(4,208)
Proceeds from sale of nuclear decommissioning trust investments	4,502	3,558
Purchases of nuclear decommissioning trust investments	(4,398)	(3,488)
Other	29	45
Net cash used in investing activities	(4,488)	(4,093)
Net increase in cash, cash equivalents and restricted cash	269	132
Cash, cash equivalents and restricted cash at beginning of period	565	398
Cash, cash equivalents and restricted cash at end of period	$834	$530

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
Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in the 2024 Form 10-K. This quarterly report should be read in conjunction with the financial statements and notes included in the 2024 Form 10-K.
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
Segment Information
For information on Edison International's and SCE's segment information, see Note 1 in the 2024 Form 10-K. In addition, for the three and nine months ended September 30, 2025 and 2024, Edison International's and SCE's significant segment expenses agree to those disclosed in the condensed consolidated statements of income. As of September 30, 2025 and 2024, the measures of Edison International's and SCE's segment assets are reported on Edison International's and SCE's condensed consolidated balance sheets, respectively, as total assets.
Cash, Cash Equivalents and Restricted Cash
The following table sets forth the cash, cash equivalents and restricted cash included in the condensed consolidated statements of cash flows:

	Edison International		SCE
(in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Cash and cash equivalents[1]	$364	$193	$305	$78
Short-term restricted cash[2]	92	40	88	36
Long-term restricted cash[3]	441	451	441	451
Total cash, cash equivalents and restricted cash	$897	$684	$834	$565
1Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less.
2Includes SCE Recovery Funding LLC's restricted cash for payments of senior secured recovery bonds and cash collected for customer-funded wildfire self-insurance related to the Eaton Subrogation Settlement (see Note 12 for further information). Both are reflected in "Other current assets" on Edison International's and SCE's condensed consolidated balance sheets.
3Represents cash collected for customer-funded wildfire self-insurance and is reflected in "Other long-term assets" on Edison International's and SCE's condensed consolidated balance sheets. See Note 12 for further information.
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. The increase in the provision of uncollectible accounts and write-offs for the three and nine months ended September 30, 2025, is driven primarily by consumer protection programs that limit disconnections for nonpayment.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended September 30, 2025			Three months ended September 30, 2024
(in millions)	Customers	All others	Total[3]	Customers	All others	Total
Beginning balance	$335	$22	$357	$349	$15	$364
Current period provision for uncollectible accounts[1]	96	1	97	90	—	90
Write-offs, net of recoveries	(89)	(3)	(92)	(75)	(3)	(78)
Ending balance	$342	$20	$362	$364	$12	$376

	Nine months ended September 30, 2025			Nine months ended September 30, 2024
(in millions)	Customers	All others	Total[3]	Customers	All others	Total
Beginning balance	$372	$18	$390	$347	$17	$364
Current period provision for uncollectible accounts[2]	256	10	266	204	4	208
Write-offs, net of recoveries	(286)	(8)	(294)	(187)	(9)	(196)
Ending balance	$342	$20	$362	$364	$12	$376
1This includes $76 million and $74 million of incremental costs, for the three months ended September 30, 2025 and 2024, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2This includes $211 million and $170 million of incremental costs, for the nine months ended September 30, 2025 and 2024, respectively, which were probable of recovery from customers and recorded as regulatory assets.
3Approximately $41 million and $43 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

Wildfire Insurance Fund
Senate Bill 254
SB 254 expands the Wildfire Insurance Fund originally created under AB 1054 by establishing the Continuation Account within the Wildfire Insurance Fund.
The Continuation Account became operative upon all three California investor-owned utilities, PG&E, SCE, and SDG&E (collectively, the "IOUs") electing to participate and agreeing to contribute to the Continuation Account if required.
The administrator of the Wildfire Insurance Fund will determine, on or before December 31, 2028, whether contributions to the Continuation Account are required, based on either of the following conditions: (a) the fund administrator projects that the original Wildfire Insurance Fund will be depleted within three years, or (b) a participating IOU notifies the fund administrator that it anticipates more than $1 billion in eligible claims in a single coverage year for one or more wildfires that ignite after the SB 254 Effective Date. If the fund administrator determines contributions are required, the CPUC will extend the non-bypassable charge imposed under AB 1054 until January 1, 2046 to collect customer contributions for the Continuation Account of $9 billion, and the IOUs will be required to contribute an initial aggregate amount of $5.1 billion (SCE's share is $2.4 billion) over the period 2029 through 2045. Additionally, if the fund administrator determines that additional contribution from IOUs are needed to enable the Continuation Account to fund the timely payment of eligible claims due to the likelihood of exhaustion of the fund, the fund administrator may require an additional aggregate contribution from the IOUs of $3.9 billion (the "Contingent Contribution" and SCE's share is $1.9 billion). If the administrator terminates the Continuation Account prior to the final installment of the Contingent Contribution, one-half of the remaining unpaid installment payments will be credited to customer rates.
As of September 30, 2025, and as of the date of this filing, the conditions required to trigger IOU contributions to the Continuation Account have not been met. Accordingly, SCE has not recorded a contribution obligation associated with the Continuation Account on its condensed consolidated balance sheets as of September 30, 2025.
Wildfire Insurance Fund amortization life
The Wildfire Insurance Fund does not have a defined life and instead will terminate when the fund administrator determines that the fund has been exhausted. SCE estimates the period of coverage of the fund and amortizes contributions made to the Wildfire Insurance Fund ratably over the period of coverage similar to prepaid insurance. Estimating the period of coverage of the fund requires significant judgment. Frequency of wildfire events and estimated costs associated with wildfire events caused by participating utilities are among the significant factors used to estimate the fund's period of coverage.
SCE reassesses the period of coverage of the fund at least annually in the first quarter each year and when new or additional information becomes available. As of the date of this filing, SCE does not have new or additional information that would enable it to change its prior assessment that the Wildfire Insurance Fund would provide coverage for an estimated 20 years from the date SCE committed to participate in the Wildfire Insurance Fund. When updating its estimate, SCE includes all its fires for which losses can be reasonably estimated, and relies on publicly disclosed wildfire-related losses related to other participating utilities. As discussed in Note 12, while SCE believes that it will incur material losses in connection with the Eaton Fire, it is currently unable to reasonably estimate a range of losses that may be incurred. The Wildfire Insurance Fund amortization period will be evaluated and adjusted as new or additional information on contributions and wildfire events, including reasonably estimated losses related to the Eaton Fire, becomes available. As of September 30, 2025, the Wildfire Insurance Fund does not have any contribution associated with the Continuation Account.
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

EPS available to Edison International common shareholders was computed as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions, except per-share amounts)	2025	2024	2025	2024
Basic earnings per share:
Net income available to Edison International common shareholders	$832	$516	$2,611	$944
Earnings allocated to participating securities	—	—	(1)	—
Income available to common shareholders	$832	$516	$2,610	$944
Weighted average common shares outstanding	385	387	385	386
Basic earnings per share	$2.16	$1.33	$6.78	$2.45
Diluted earnings per share:
Income available to common shareholders	$832	$516	$2,610	$944
Add back: Earnings allocated to participating securities	—	—	1	1
Net income available to Edison International common shareholders	$832	$516	$2,611	$945
Weighted average common shares outstanding	385	387	385	386
Effect of dilutive securities	1	3	1	2
Adjusted weighted average shares – diluted	386	390	386	388
Diluted earnings per share	$2.16	$1.32	$6.76	$2.44
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 9,956,033 and 20,371 shares of common stock for the three months ended September 30, 2025 and 2024, respectively, 9,346,533 and 2,040,879 shares of common stock for the nine months ended September 30, 2025 and 2024, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
Revenue Recognition
Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.
Regulatory Proceedings
2025 General Rate Case
SCE accounts for regulatory decisions in the period in which they are received and, accordingly, recorded the impact of the 2025 GRC final decision in the third quarter of 2025. In the absence of a final GRC decision, SCE recognized revenue in the first and second quarters of 2025 based on the 2024 authorized revenue requirement. The final decision received in September 2025 authorized a base revenue requirement of $9.7 billion for 2025, an increase of $1.1 billion over the revenue requirements authorized for 2024. The CPUC has approved the establishment of a memorandum account, making the authorized revenue requirement changes effective January 1, 2025. Under the final decision, the increase in authorized revenues of $902 million for January 2025 through September 2025 will be collected over a 24-month period beginning October 1, 2025.
FERC 2025 Formula Rate Update
In November 2024, SCE filed its 2025 annual transmission revenue requirement update with the FERC, with rates effective January 1, 2025. The update reflects a 2025 transmission revenue requirement of $1.3 billion, which is a $220 million, or 20%, increase from the 2024 annual revenue requirement. The lower revenue in 2024 was due to a return of prior year overcollections. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first nine months of 2025 based on the FERC 2025 annual update rate, subject to refund.
Impairment of Long-Lived Assets
In September 2025, the CPUC issued a final decision in SCE's 2025 GRC proceeding. As a result of the decision, SCE recorded an $88 million impairment of utility property, plant and equipment that was disallowed by the CPUC, primarily related to the rooftop solar photovoltaic program.
New Accounting Guidance
Accounting Guidance Adopted
No material accounting standards were adopted in the nine months ended September 30, 2025.
Accounting Guidance Not Yet Adopted
In December 2023, the FASB issued an accounting standards update requiring additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosures related to uncertain tax positions and unrecognized deferred tax liabilities. Edison International and SCE will apply this standard beginning in their annual filing for the year ended December 31, 2025, and the standard is not expected to materially affect the annual disclosures.
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
In July 2025, the FASB issued an accounting standards update allowing entities to elect a practical expedient when developing forecasts as part of estimating the expected credit losses on current accounts receivable and current contract assets. The practical expedient permits entities to assume that current conditions as of the balance sheet date do not change for the remaining life of such assets. The guidance is effective for annual periods after January 1, 2026 and interim reporting periods within those annual reporting periods with early adoption permitted. The guidance is applied prospectively. Edison International and SCE are currently evaluating the impact of this guidance.
In September 2025, the FASB issued an accounting standards update to amend certain aspects of the accounting for and disclosure of internal-use software. Among other things, the guidance removes all references to prescriptive and sequential software development stages and instead requires entities to begin capitalizing software costs when certain criteria are met. The guidance is effective for annual periods after January 1, 2028 and interim reporting periods within those annual reporting periods with early adoption permitted. The guidance can be applied prospectively, retrospectively, or via a modified prospective transition method. Edison International and SCE are currently evaluating the impact of this new guidance.

Note 2.  Condensed Consolidated Statements of Changes in Equity
The following tables provide Edison International's changes in equity:

	Equity Attributable to Edison International Shareholders					Noncontrolling Interests
(in millions, except per share amounts)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Preference Stock	Total Equity
Balance at December 31, 2024	$1,645	$6,353	$—	$7,567	$15,565	$2,175	$17,740
Net income	—	—	—	1,458	1,458	34	1,492
Common stock issued	—	2	—	—	2	—	2
Common stock repurchased	—	(29)	—	—	(29)	—	(29)
Common stock dividends declared ($0.8275 per share)	—	—	—	(319)	(319)	—	(319)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	(34)	(34)
Shares withheld for tax withholdings on vested equity awards	—	(21)	—	—	(21)	—	(21)
Noncash stock-based compensation	—	10	—	—	10	—	10
Balance at March 31, 2025	$1,645	$6,315	$—	$8,662	$16,622	$2,175	$18,797
Net income	—	—	—	365	365	33	398
Other comprehensive income	—	—	2	—	2	—	2
Common stock dividends declared ($0.8275 per share)	—	—	—	(318)	(318)	—	(318)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	(33)	(33)
Noncash stock-based compensation	—	15	—	—	15	—	15
Balance at June 30, 2025	$1,645	$6,330	$2	$8,709	$16,686	$2,175	$18,861
Net income	—	—	—	854	854	34	888
Common stock issued	—	2	—	—	2	—	2
Common stock repurchased	—	(3)	—	—	(3)	—	(3)
Common stock dividends declared ($0.8275 per share)	—	—	—	(318)	(318)	—	(318)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($62.500 - $93.750 per share for preference stock)	—	—	—	(35)	(35)	(34)	(69)
Noncash stock-based compensation	—	14	—	(1)	13	—	13
Balance at September 30, 2025	$1,645	$6,343	$2	$9,165	$17,155	$2,175	$19,330

	Equity Attributable to Edison International Shareholders					Noncontrolling Interests
(in millions, except per share amounts)	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Subtotal	Preference Stock	Total Equity
Balance at December 31, 2023	$1,673	$6,338	$(9)	$7,499	$15,501	$2,443	$17,944
Net income	—	—	—	11	11	41	52
Common stock issued	—	11	—	—	11	—	11
Common stock dividends declared ($0.78 per share)	—	—	—	(300)	(300)	—	(300)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($24.418 - $58.854 per share for preference stock)	—	—	—	—	—	(41)	(41)
Noncash stock-based compensation	—	12	—	—	12	—	12
Preferred stock repurchased	(19)	—	—	—	(19)	—	(19)
Balance at March 31, 2024	$1,654	$6,361	$(9)	$7,166	$15,172	$2,443	$17,615
Net income	—	—	—	460	460	49	509
Other comprehensive income	—	—	1	—	1	—	1
Common stock issued	—	86	—	—	86	—	86
Common stock dividends declared ($0.78 per share)	—	—	—	(301)	(301)	—	(301)
Dividends to noncontrolling interests ($17.927 - $54.8223 per share for preference stock)	—	—	—	—	—	(43)	(43)
Noncash stock-based compensation	—	14	—	1	15	—	15
Preferred stock repurchased	(9)	—	—	—	(9)	—	(9)
Preference stock issued, net of issuance cost	—	—	—	—	—	345	345
Preference stock redeemed	—	—	—	—	—	(350)	(350)
Balance at June 30, 2024	$1,645	$6,461	$(8)	$7,326	$15,424	$2,444	$17,868
Net income	—	—	—	538	538	39	577
Other comprehensive income	—	—	2	—	2	—	2
Common stock issued	—	64	—	—	64	—	64
Common stock dividends declared ($0.78 per share)	—	—	—	(302)	(302)	—	(302)
Preferred stock dividend declared ($26.875 per share for Series A and $25.00 per share for Series B)				(44)	(44)	—	(44)
Dividends to noncontrolling interests ($31.25 - $51.8084 per share for preference stock)	—	—	—	(33)	(33)	(39)	(72)
Noncash stock-based compensation and other	—	13	—	1	14	—	14
Balance at September 30, 2024	$1,645	$6,538	$(6)	$7,486	$15,663	$2,444	$18,107

The following tables provide SCE's changes in equity:

(in millions, except per share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2024	$2,220	$2,168	$8,950	$(9)	$8,422	$21,751
Net income	—	—	—	—	1,601	1,601
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	(21)	—	1	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2025	$2,220	$2,168	$8,936	$(9)	$9,560	$22,875
Net income	—	—	—	—	476	476
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock (2.1385 per share)	—	—	—	—	(930)	(930)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(33)	(33)
Noncash stock-based compensation	—	—	7	—	(1)	6
Balance at June 30, 2025	$2,220	$2,168	$8,943	$(8)	$9,072	$22,395
Net income	—	—	—	—	959	959
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($62.50 - $93.75 per share)	—	—	—	—	(69)	(69)
Noncash stock-based compensation	—	—	6	—	—	6
Balance at September 30, 2025	$2,220	$2,168	$8,949	$(8)	$9,532	$22,861

(in millions, except per share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2023	$2,495	$2,168	$8,446	$(12)	$8,307	$21,404
Net income	—	—	—	—	106	106
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($24.418 - $58.854 per share)	—	—	—	—	(41)	(41)
Stock-based compensation	—	—	(20)	—	—	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2024	$2,495	$2,168	$8,433	$(11)	$8,012	$21,097
Net income	—	—	—	—	572	572
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($17.927 - $54.8223 per share)	—	—	—	—	(43)	(43)
Stock-based compensation	—	—	(6)	—	—	(6)
Noncash stock-based compensation	—	—	7	—	—	7
Preference stock issued	350	—	(5)	—	—	345
Preference stock redeemed	(350)	—	6	—	(6)	(350)
Balance at June 30, 2024	$2,495	$2,168	$8,435	$(11)	$8,175	$21,262
Net income	—	—	—	—	641	641
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.8278 per share)	—	—	—	—	(360)	(360)
Dividends declared on preference stock ($31.25 - $51.8084 per share for preference stock)	—	—	—	—	(72)	(72)
Stock-based compensation	—	—	(7)	—	—	(7)
Noncash stock-based compensation and other	—	—	8	—	1	9
Balance at September 30, 2024	$2,495	$2,168	$8,436	$(10)	$8,385	$21,474
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

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's condensed consolidated balance sheets.

(in millions)	September 30, 2025	December 31, 2024
Other current assets	$73	$49
Regulatory assets: non-current	1,476	1,512
Regulatory liabilities: current	28	30
Current portion of long-term debt[1]	49	49
Other current liabilities	20	6
Long-term debt[1]	1,444	1,468
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
As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's condensed consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2024 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 6,024 MW and 5,103 MW at September 30, 2025 and 2024, respectively. The amounts that SCE paid to these projects were $292 million and $246 million for the three months ended September 30, 2025 and 2024, respectively, and $677 million and $592 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are recoverable in customer rates, subject to reasonableness review.

Note 4.  Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of September 30, 2025 and December 31, 2024, nonperformance risk was not material for Edison International or SCE.
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

SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	September 30, 2025
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$140	$(3)	$137
Money market funds and other	12	22	—	—	34
Nuclear decommissioning trusts:
Stocks[2]	1,834	—	—	—	1,834
Fixed Income[3]	1,017	1,676	—	—	2,693
Short-term investments, primarily cash equivalents	133	31	—	—	164
Subtotal of nuclear decommissioning trusts[4]	2,984	1,707	—	—	4,691
Total assets	2,996	1,729	140	(3)	4,862
Liabilities at fair value
Derivative contracts	—	83	3	(86)	—
Total liabilities	—	83	3	(86)	—
Net assets	$2,996	$1,646	$137	$83	$4,862

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$1	$212	$(1)	$212
Other	—	22	—	—	22
Nuclear decommissioning trusts:
Stocks[2]	1,631	—	—	—	1,631
Fixed Income[3]	975	1,618	—	—	2,593
Short-term investments, primarily cash equivalents	128	39	—	—	167
Subtotal of nuclear decommissioning trusts[4]	2,734	1,657	—	—	4,391
Total assets	2,734	1,680	212	(1)	4,625
Liabilities at fair value
Derivative contracts	—	47	—	(47)	—
Total liabilities	—	47	—	(47)	—
Net assets	$2,734	$1,633	$212	$46	$4,625
1Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2Approximately 72% and 75% of SCE's equity investments were in companies located in the United States at September 30, 2025 and December 31, 2024, respectively.
3Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $61 million and $94 million at September 30, 2025 and December 31, 2024, respectively.
4Excludes net payables of $216 million and $105 million at September 30, 2025 and December 31, 2024, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.

SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Fair value of net assets at beginning of period	$179	$79	$212	$91
Sales	—	(1)	—	(1)
Settlements	(16)	8	(30)	12
Total realized/unrealized gains (losses)[1]	(26)	(49)	(45)	(65)
Fair value of net assets at end of period	$137	$37	$137	$37
1Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
There were no material transfers into or out of Level 3 during 2025 and 2024.
The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value (in millions)		Significant Unobservable Input	Range ($ per MWh)	Weighted Average ($ per MWh)
	Assets	Liabilities
September 30, 2025
CRRs	$135	$3	CAISO CRR auction prices	$(19.88) - $28,322.72	$27.79
Fin Toll arrangements	5	—	Hourly Forecast Power Prices	0.00 - 89.95	33.40
December 31, 2024
CRRs	$212	$—	CAISO CRR auction prices	$(4.64) - $50,048.16	$27.20
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
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $51 million and $101 million at September 30, 2025 and December 31, 2024, respectively. Assets measured at fair value and classified as Level 2 were immaterial at September 30, 2025 and December 31, 2024, respectively. There were no securities classified as Level 3 for Edison International Parent and Other at September 30, 2025 and December 31, 2024, respectively.

Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	September 30, 2025		December 31, 2024
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$36,378	$34,014	$35,583	$33,160
SCE	31,565	29,086	30,515	27,994
1Carrying value is net of debt issuance costs.
2The fair value of long-term debt is classified as Level 2.
Note 5.  Debt and Credit Agreements
Long-Term Debt
During the nine months ended September 30, 2025, SCE issued the following first and refunding mortgage bonds:

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
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at September 30, 2025:

(in millions, except for rates)
Borrower	Termination Date	Secured Overnight Financing Rate ("SOFR") Plus (bps)	Commitment	Outstanding Borrowings	Outstanding Letters of Credit	Amount Available
Edison International Parent[1,3]	May 2029	128	$1,500	$662	$—	$838
SCE[2,3]	May 2029	108	3,350	1,227	2	2,121
Total Edison International			$4,850	$1,889	$2	$2,959
1At September 30, 2025, Edison International Parent had $660 million outstanding commercial paper, net of a $2 million discount, at a weighted-average interest rate of 4.63%.
2At September 30, 2025, SCE had $1.2 billion outstanding commercial paper, net of a $8 million discount, at a weighted-average interest rate of 4.81%.
3The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained. In May 2025, Edison International Parent and SCE amended their credit facilities to extend the maturity date to May 2029.

Uncommitted Letters of Credit
SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $660 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At September 30, 2025, SCE had $193 million outstanding under these agreements, which expire between October 2025 and November 2026.
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The fair value of these derivative contracts and any related collateral were immaterial as of September 30, 2025 and December 31, 2024.
SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its condensed consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.
The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	September 30, 2025
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$140	$86
Gross amounts offset in the condensed consolidated balance sheets	(3)	(3)
Cash collateral posted	—	(83)
Net amounts presented in the condensed consolidated balance sheets	$137	$—

	December 31, 2024
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$213	$47
Gross amounts offset in the condensed consolidated balance sheets	(1)	(1)
Cash collateral posted	—	(46)
Net amounts presented in the condensed consolidated balance sheets	$212	$—
1Included in "Other current assets" on SCE's condensed consolidated balance sheets.
2Included in "Other current liabilities" on SCE's condensed consolidated balance sheets.
At September 30, 2025, SCE posted $114 million of cash collateral, of which $83 million was offset against derivative liabilities and $31 million was reflected in "Other current assets" on SCE's condensed consolidated balance sheets. At December 31, 2024, SCE posted $74 million of cash collateral, of which $46 million was offset against derivative liabilities and $28 million was reflected in "Other current assets" on the condensed consolidated balance sheets.
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
The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Realized	$(37)	$(187)	$(81)	$(313)
Unrealized	(122)	(19)	(111)	(56)
Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

Commodity	Unit of Measure	Economic Hedges
		September 30, 2025	December 31, 2024
Electricity options, swaps and forwards	Gigawatt hours	5,679	3,295
Natural gas options, swaps and forwards	Billion cubic feet	8	4
Congestion revenue rights	Gigawatt hours	4,973	8,141
Fin Toll arrangements	Gigawatt hours	236	—
Note 7.  Revenue
The following table is a summary of SCE's revenue:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Revenue from contracts with customers[1]
Commercial	$2,558	$2,731	$5,980	$6,132
Residential	2,478	2,845	5,563	5,770
Other	807	987	2,222	2,532
Total revenue from contracts with customer[2]	5,843	6,563	13,765	14,434
Alternative revenue program and other[3]	(103)	(1,375)	309	(858)
Total operating revenue	$5,740	$5,188	$14,074	$13,576
1The revenue requirement in the 2025 GRC final decision are retroactive to January 1, 2025. SCE recorded the impact of the 2025 GRC decision in the third quarter of 2025, including $418 million related to the six-month period ended June 30, 2025.
2At September 30, 2025 and December 31, 2024, SCE's receivables related to contracts from customers were $3.2 billion and $2.9 billion, respectively, which include accrued unbilled revenue of $1.2 billion and $845 million, respectively.
3Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.
Deferred Revenue
As of September 30, 2025, SCE has deferred revenue of $344 million related to the sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $331 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's condensed consolidated balance sheets. The deferred revenue is amortized straight-line over the period of 30 years starting in 2021.

Note 8.  Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Edison International:
Income from operations before income taxes	$1,063	$645	$3,387	$1,152
Provision for income tax at federal statutory rate of 21%	223	136	711	242
Increase (decrease) in income tax from:
State tax, net of federal tax effect	43	12	134	(18)
Property-related	(72)	(78)	(198)	(195)
Other	(19)	(2)	(38)	(15)
Total income tax expense	$175	$68	$609	$14
Effective tax rate	16.5%	10.5%	18.0%	1.2%
SCE:
Income from operations before income taxes	$1,162	$736	$3,741	$1,413
Provision for income tax at federal statutory rate of 21%	244	155	786	297
Increase (decrease) in income tax from:
State tax, net of federal tax effect	50	18	156	—
Property-related	(72)	(78)	(198)	(195)
Other	(19)	—	(39)	(8)
Total income tax expense	$203	$95	$705	$94
Effective tax rate	17.5%	12.9%	18.8%	6.7%
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
Under the IRA, SCE generated investment tax credits of approximately $231 million in 2024 related to utility owned storage projects and $29 million in nuclear production tax credits. In the third quarter of 2025, SCE monetized the majority of these credits for $236 million. SCE expects to pass the proceeds, net of transaction fees, back to customers.
Tax Disputes
The tax years that remain open for examination by the IRS and the California Franchise Tax Board are 2021 – 2023, and 2013 – 2018 & 2020 – 2023, respectively.

Note 9.  Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Edison International:
Service cost	$23	$24	$69	$72
Non-service cost (benefit)
Interest cost	48	44	144	132
Expected return on plan assets	(58)	(58)	(174)	(176)
Amortization of net loss[1]	1	—	2	2
Regulatory adjustment	(8)	(5)	(23)	(15)
Total non-service benefit[2]	(17)	(19)	(51)	(57)
Total expense	$6	$5	$18	$15
SCE:
Service cost	$23	$24	$69	$72
Non-service cost (benefit)
Interest cost	45	41	134	122
Expected return on plan assets	(55)	(56)	(165)	(166)
Amortization of net loss[1]	—	1	—	2
Regulatory adjustment	(8)	(5)	(23)	(15)
Total non-service benefit[2]	(18)	(19)	(54)	(57)
Total expense	$5	$5	$15	$15
1Represents the amount of net loss reclassified from other comprehensive loss.
2Included in "Other Income, net" on Edison International's and SCE's condensed consolidated statements of income.
Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Service cost	$3	$3	$9	$9
Non-service cost (benefit)
Interest cost	10	9	30	27
Expected return on plan assets	(27)	(28)	(81)	(84)
Amortization of net gain	(20)	(24)	(60)	(72)
Regulatory adjustment	34	40	102	120
Total non-service benefit[1]	(3)	(3)	(9)	(9)
Total expense	$—	$—	$—	$—
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
(in millions)	Longest Maturity Dates	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Municipal bonds	2067	$738	$729	$911	$860
Government and agency securities	2074	1,193	1,201	1,401	1,341
Corporate bonds	2072	320	346	381	392
Short-term investments and receivables/(payables)[1]	One-year	143	152	(52)	62
Total debt securities and other		$2,394	$2,428	2,641	2,655
Equity securities				1,834	1,631
Total[2]				$4,475	$4,286
1As of September 30, 2025 and December 31, 2024, short-term investments included $11 million and $18 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by October 1, 2025 and January 2, 2025, respectively.
2Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $436 million and $373 million as of September 30, 2025 and December 31, 2024, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.9 billion and $1.7 billion at September 30, 2025 and December 31, 2024, respectively.
The following table summarizes the gains and losses for the trust investments:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Gross realized gains	$36	$84	$82	$186
Gross realized losses	(8)	(8)	(14)	(22)
Net unrealized gains for equity securities	104	31	190	116
Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.

Note 11. Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the condensed consolidated balance sheets are:

(in millions)	September 30, 2025	December 31, 2024
Current:
Regulatory balancing and memorandum accounts	$2,669	$2,723
Other	34	25
Total current	2,703	2,748
Long-term:
Deferred income taxes	6,376	5,982
Unamortized investments, net of accumulated amortization	124	115
Unamortized losses on reacquired debt	81	88
Regulatory balancing and memorandum accounts	2,274	867
Environmental remediation	217	222
Recovery assets	1,476	1,512
Other	138	100
Total long-term	10,686	8,886
Total regulatory assets	$13,389	$11,634
For more information, see Note 11 of the 2024 Form 10-K.
Regulatory Liabilities
SCE's regulatory liabilities included on the condensed consolidated balance sheets are:

(in millions)	September 30, 2025	December 31, 2024
Current:
Regulatory balancing and memorandum accounts	$1,017	$1,144
Energy derivatives	54	165
Other	38	38
Total current	1,109	1,347
Long-term:
Costs of removal	2,693	2,520
Deferred income taxes	2,143	2,163
Recoveries in excess of ARO liabilities	1,982	1,748
Regulatory balancing and memorandum accounts	2,175	2,023
Pension and other postretirement benefits	1,708	1,690
Other	35	15
Total long-term	10,736	10,159
Total regulatory liabilities	$11,845	$11,506

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	September 30, 2025	December 31, 2024
Asset (liability)
Energy procurement related costs	$325	$(97)
Public purpose and energy efficiency	(2,189)	(1,708)
GRC related balancing accounts[1]	1,188	976
FERC related balancing accounts	48	125
Wildfire risk mitigation and insurance[2]	151	741
TKM Settlement cost recovery[3]	1,619	—
Wildfire and drought restoration[4]	291	238
Tax accounting memorandum account	(72)	(40)
Other	390	188
Assets, net of liabilities	$1,751	$423
1     The GRC related balancing accounts primarily consist of the base revenue requirement balancing account ("BRRBA"), the vegetation management balancing account ("VMBA"), the Wildfire Risk Mitigation balancing account ("WRMBA") and the risk management balancing account ("RMBA").
    The 2025 GRC decision approved the establishment of a two-way Grid Hardening Balancing Account to track the difference between the actual TUG program costs up to the approved mile limit and the authorized amounts, with spending in excess of 110% of authorized amounts subject to reasonableness review. Additionally, the final decision authorized SCE to establish a memorandum account to track and record capital expenditures above the amounts authorized to support SCE's grid readiness for future transportation electrification demand, with cost recovery subject to reasonableness review.
2     The wildfire risk mitigation and insurance regulatory assets represent wildfire-related costs that are probable of future recovery from customers, subject to a reasonableness review. The Wildfire Expense Memorandum Account ("WEMA") is used to track incremental wildfire insurance costs and uninsured wildfire-related financing, legal and claim costs related to the Other Wildfire Events that SCE believes are probable of recovery. See Note 12 for further details. The Wildfire Mitigation Plan Memorandum Account is used to track costs incurred to implement SCE's wildfire mitigation plan that are not currently reflected in SCE's revenue requirements. The Fire Risk Mitigation Memorandum Account is used to track costs related to the reduction of fire risk that are incremental to costs approved for recovery in SCE's GRCs that are not tracked in any other wildfire-related memorandum account.
3     Cost recoveries authorized under the TKM Settlement Agreement. See Note 12 for more information.
4     The wildfire and drought restoration regulatory assets represent restoration costs that are recorded in a Catastrophic Event Memorandum Account.
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
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 21, 2025, in addition to the outstanding claims of approximately 100 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim.
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
The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. As of October 21, 2025, SCE has entered into settlements with approximately 13,700 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
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
2019 Saddle Ridge Fire
The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight fire fighters. In August 2023, SCE received a signed report of investigation from the LAFD, in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE's transmission lines were found in the specific origin area of the Saddle Ridge Fire. The SED is conducting an investigation with respect to the Saddle Ridge Fire. Multiple lawsuits related to the Saddle Ridge Fire were filed by plaintiffs naming SCE as defendant. An inverse condemnation bench trial in the Saddle Ridge Fire litigation has been set for March 2026. Based on pending litigation and without considering insurance recoveries, it is reasonably possible that SCE will incur a material loss in connection with the Saddle Ridge Fire, but the range of reasonably possible losses that could be incurred cannot be estimated at this time. SCE has not determined that losses in connection with the Saddle Ridge Fire are probable and consequently has not accrued a charge for potential losses relating to the Saddle Ridge Fire.
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
2022 Coastal Fire
The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that an SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire was led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. In September 2024, SCE received a report of investigation from the OCFA, in which the OCFA finds that the Coastal Fire was unintentionally caused by sparks from overhead SCE electrical equipment igniting vegetation under the equipment. The SED is conducting an investigation with respect to the Coastal Fire. SCE has settled subrogation plaintiff claims and claims brought by the County of Orange related to the Coastal Fire. Individual plaintiffs have also filed complaints against SCE related to the Coastal Fire. As of October 21, 2025, no trials are scheduled in the Coastal Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Coastal Fire.
2022 Fairview Fire
The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that an SCE circuit in the area experienced an anomaly (a relay) approximately 8 minutes prior to the reported start time of the fire. In November 2023, SCE received a report of investigation conducted by CAL FIRE, in which CAL FIRE finds that the Fairview Fire was caused when a sagging SCE electrical conductor came in contact with a communication line, causing sparks to fall and ignite surrounding vegetation. In March 2025, the SED issued a citation for approximately $2 million for violations of the SED's rules and regulations, including SCE's failure to comply with clearance requirements with respect to its electrical conductor. SCE has settled subrogation plaintiff claims related to the Fairview Fire. A jury trial in the Fairview Fire individual plaintiff litigation has been set for June 2026. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Fairview Fire.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 21, 2025, SCE was aware of approximately 500 lawsuits representing approximately 6,500 individual plaintiffs, subrogation lawsuits, and lawsuits by public entity plaintiffs related to the Eaton Fire. A bellwether jury trial has been set for January 2027.

SCE's internal review into the facts and circumstances of the Eaton Fire is complex and ongoing. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, concerning circumstantial evidence suggests that a de‑energized idle SCE transmission facility in the preliminary area of origin may have been associated with the ignition of the fire. Additionally, while SCE has not determined the mechanism of ignition of the Eaton Fire, it is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that it is likely that its equipment could be found to have been associated with the ignition of the Eaton Fire and is pursuing settlement of claims through its Wildfire Recovery Compensation Program.

In September 2025, SCE entered into an agreement (the "Eaton Subrogation Settlement") with an insurance claimant in the Eaton Fire litigation (the "Subrogation Claimant"), under which SCE agreed to pay the Subrogation Claimant $0.52 for each dollar in claims paid or to be paid by the Subrogation Claimant to its policy holders, up to an agreed upon cap. The Subrogation Claimant had paid its policy holders an aggregate of approximately $500 million as of July 31, 2025. No admission of wrongdoing or liability was made in reaching the Eaton Subrogation Settlement, and the Subrogation Claimant agreed to release SCE and Edison International from all claims and potential claims related to or arising from the Eaton Fire. In the third quarter of 2025, SCE recorded $300 million in losses related to the Eaton Subrogation Settlement and will record additional amounts as they become estimable. In the third quarter of 2025, Edison International and SCE also recorded expected recoveries from customer-funded wildfire self-insurance of $279 million and expected recoveries through FERC electric rates of $21 million related to the Eaton Subrogation Settlement.
In light of pending litigation, it is probable that Edison International and SCE will incur additional material losses in connection with the Eaton Fire. SCE expects to launch its Wildfire Recovery Compensation Program in the fall of 2025. Given SCE's ongoing review into the cause of the Eaton Fire and, among other things, the complexities associated with estimating damages, uncertainties related to the sufficiency of insurance held by plaintiffs and uncertainties related to litigation processes and participation in the Wildfire Recovery Compensation Program, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred.
Settlement of Claims
The following table presents settlements paid:

(in millions)	Inception to September 30, 2025	Three months ended September 30, 2025	Nine months ended September 30, 2025
2017/2018 Wildfire/Mudslide Events	$9,662	$50	$208
Other Wildfire Events	899	208	335
Eaton Fire	225	225	225
Total	$10,786	$483	$768
Edison International and SCE have not admitted wrongdoing or liability as part of any settlements related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, or the Eaton Fire. SCE continues to explore reasonable settlement opportunities with plaintiffs in outstanding wildfire litigation.
Loss Estimates
The following table presents changes in estimated losses since December 31, 2024:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Balance at December 31, 2024	$426	$575	$—	$1,001
Increase in accrued estimated losses	—	21	300	321
Amounts paid	(208)	(335)	(225)	(768)
Balance at September 30, 2025	$218	$261	$75	$554
Edison International's and SCE's condensed consolidated balance sheets included fixed payments to be made under executed settlement agreements and accrued estimated losses presented in the tables below:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Current portion of wildfire-related claims liabilities[1]	$34	$29	$35	$98
Long term wildfire-related claims liabilities[2]	184	232	40	456
Total balance at September 30, 2025	$218	$261	$75	$554

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Current portion of wildfire-related claims liabilities[1]	$48	$12	$60
Long term wildfire-related claims liabilities[2]	378	563	941
Total balance at December 31, 2024	$426	$575	$1,001
1At September 30, 2025, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $14 million of settlements executed and $20 million of short-term payables under the SED Agreement. At December 31, 2024, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $29 million of settlements executed and $19 million of short-term payables under the SED Agreement.

2At September 30, 2025, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $27 million of long-term payables under the SED Agreement and $157 million of estimate of expected losses for remaining alleged and potential claims. At December 31, 2024, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $38 million of long-term payables under the SED Agreement and $340 million of estimate of expected losses for remaining alleged and potential claims.
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
While SCE recorded estimable losses related to the Eaton Subrogation Settlement in the third quarter of 2025, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred in connection with the Eaton Fire.

For the three months ended September 30, 2025, SCE's condensed consolidated statements of income included wildfire-related claims, net of expected recoveries as follows:

	Three months ended September 30, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire[1]	Total
Wildfire-related claims	$—	$—	$295	$295
Customer-funded wildfire self-insurance	—	—	(279)	(279)
Expected recoveries from FERC customers	—	—	(16)	(16)
Total pre-tax gain	—	—	—	—
Income tax expense	—	—	—	—
Total after-tax gain	$—	$—	$—	$—
1     In the third quarter of 2025, SCE recorded $300 million in losses related to the Eaton Subrogation Settlement, including accrued estimated losses. Of these accrued estimated losses, $5 million was deferred as a FERC regulatory asset, eligible to be included in FERC rates when the losses are paid. As a result, wildfire-related claims reported on SCE's condensed consolidated statements of income was $295 million for the three months ended September 30, 2025.
For the three months ended September 30, 2024, there were no wildfire-related claims, net of expected recoveries on SCE's condensed consolidated statements of income.

For the nine months ended September 30, 2025 and 2024, SCE's condensed consolidated statements of income included wildfire-related claims, net of expected recoveries as follows:

	Nine months ended September 30, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire[2]	Total
Wildfire-related claims	$—	$21	$295	$316
Expected recoveries from insurance and third parties[1]	—	(82)	—	(82)
Customer-funded wildfire self-insurance	—	—	(279)	(279)
Expected (recoveries from)/refund to CPUC customers	(1,341)	44	—	(1,297)
Expected (recoveries from)/refund to FERC customers	—	3	(16)	(13)
Total pre-tax gain	(1,341)	(14)	—	(1,355)
Income tax expense	375	4	—	379
Total after-tax gain	$(966)	$(10)	$—	$(976)

	Nine months ended September 30, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Wildfire-related claims	$490	$184	$674
Expected recoveries from insurance and third parties[3]	—	(60)	(60)
Expected revenue from FERC customers	(27)	(7)	(34)
Total pre-tax charge	463	117	580
Income tax benefit	(130)	(33)	(163)
Total after-tax charge	$333	$84	$417
1For the nine months ended September 30, 2025, EIS, a wholly-owned subsidiary of Edison International, incurred $50 million insurance expense, which consisted of $47 million of wildfire claims and $3 million of related legal costs. Wildfire claims were included in the insurance recoveries of SCE, offset by reduction in expected recovery from CPUC and FERC customers, and was excluded from insurance recoveries of Edison International.
2In the third quarter of 2025, SCE recorded $300 million in losses related to the Eaton Subrogation Settlement, including accrued estimated losses. Of these accrued estimated losses, $5 million was deferred as a FERC regulatory asset, eligible to be included in FERC rates when the losses are paid. As a result, wildfire-related claims reported on SCE's condensed consolidated statements of income was $295 million for the nine months ended September 30, 2025.
3For the nine months ended September 30, 2024, EIS incurred $1 million insurance expense. This amount was included in the insurance recoveries of SCE but were excluded from those of Edison International.
In total, through September 30, 2025, SCE has recorded estimated losses of $11.4 billion, expected recoveries from insurance and third parties of $2.8 billion, expected recoveries through electric rates of $1.9 billion, and recoveries from customer-funded wildfire self-insurance of $300 million related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire. The after-tax net charges to earnings recorded through September 30, 2025, have been $4.6 billion.
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
The following table sets forth SCE's total recoveries received since inception and expected to receive as of September 30, 2025:

(in millions)	2017/2018 Wildfire/Mudslide Events[1]	Other Wildfire Events	Eaton Fire	Total
Recoveries from insurance and third parties	$2,000	$800	$—	$2,800
Customer-funded wildfire self-insurance	—	—	279	279
FERC recoveries	440	22	21	483
CPUC-RMBA recoveries	—	12	—	12
CPUC-WEMA deferral	1,341	96	—	1,437
Total	$3,781	$930	$300	$5,011
1Recoveries related to the 2017/2018 Wildfire/Mudslide Events only includes TKM, because the Woolsey Settlement Agreement has not been approved by the CPUC.
The following tables summarize expected recoveries from insurance and third parties, and through electric rates as of September 30, 2025 and December 31, 2024:

	September 30, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events[1]	Other Wildfire Events	Eaton Fire	Total
Short-term receivables from customer-funded wildfire self-insurance	$—	$—	$279	$279
Long-term receivables from insurance and third parties	—	319	—	319
FERC related balancing accounts	37	20	21	78
CPUC-WEMA	1,341	96	—	1,437
Total	$1,378	$435	$300	$2,113

	December 31, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events[1]	Other Wildfire Events	Total
Long-term receivables from insurance and third parties	$—	$434	$434
FERC related balancing accounts	64	9	73
CPUC-WEMA	—	140	140
Total	$64	$583	$647
1Recoveries related to the 2017/2018 Wildfire/Mudslide Events only includes TKM, because the Woolsey Settlement Agreement has not been approved by the CPUC.
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
SCE has $1.0 billion of customer-funded self-insurance coverage available for wildfires ignited between January 1, 2025 and December 31, 2025, including the Eaton Fire, under its self-insurance program described below, up to a maximum possible contribution of $12.5 million. SCE has advised the administrator of the Wildfire Insurance Fund that it anticipates that future resolution of eligible claims arising from the Eaton Fire will require seeking reimbursement from the Initial Account.
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
In July 2024, the CPUC issued a decision in the 2025 GRC proceeding authorizing this self-insurance framework to continue through at least 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. From 2025 through 2028, $300 million will be collected annually until a total available self-insurance accrual amount of $1.0 billion is achieved. As of September 30, 2025, SCE has collected $224 million for the January 1, 2025 through December 31, 2025 period for its customer-funded wildfire self-insurance and is authorized to collect an additional $76 million through December 31, 2025.
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
The CPUC did not make a determination regarding SCE's prudency when it approved the TKM Settlement Agreement. Therefore, notwithstanding CPUC approval of the TKM Settlement Agreement, and in light of the CPUC's interpretation and application of the prudency standard to SDG&E continuing to create substantial uncertainty regarding how that standard will be applied to an investor-owned utility in wildfire cost-recovery proceedings for fires ignited prior to July 12, 2019, SCE did not record a regulatory asset for recoveries related to the Woolsey Fire or Creek Fire, both pre-AB 1054 events, in connection with the approval of the TKM Settlement Agreement.
In October 2024, SCE filed an application (the "Woolsey Application") to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Woolsey Fire, consisting of uninsured claims and associated costs, including legal and financing costs. In September 2025, SCE, Cal Advocates, the Energy Producers and Users Coalition, and Small Business Utility Advocates filed a joint motion in the proceeding seeking approval of a settlement agreement between such parties (the “Woolsey Settlement Agreement”). One party to the proceeding, the Wild Tree Foundation, has opposed the Woolsey Settlement Agreement. If approved by the CPUC, the impacts of the Woolsey Settlement Agreement will be recorded in the period in which a CPUC final decision approving the settlement is received.
Under the Woolsey Settlement Agreement, if approved by the CPUC, SCE will be authorized to recover 35%, or approximately $2.0 billion, of approximately $5.6 billion of losses, consisting of approximately $1.6 billion of uninsured claims paid as of May 31, 2025, and $0.4 billion of costs, comprised of legal costs paid as of May 31, 2025, and estimated ongoing financing costs. SCE will also be authorized to recover 35% of losses paid after May 31, 2025. SCE’s requests for recovery exclude $250 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. Further, SCE will also be authorized to recover approximately $71 million of approximately $84 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Woolsey Fire.
In the Woolsey Settlement Agreement, SCE also waived its right to seek recovery of uninsured losses tracked in a Wildfire Expense Memorandum Account and incurred in connection with fires that ignited prior to July 12, 2019, the date AB 1054 was adopted, including the Creek Fire. SCE estimates that the waived pre-AB 1054 losses are approximately $157 million.
CPUC recoveries post-AB 1054
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
FERC recoveries
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire. FERC recoveries are subject to refund, and SCE will continue to evaluate the probability of recovery of FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire based on available evidence, including any FERC decisions to allow or disallow recovery of FERC-jurisdictional wildfire related costs based on a state regulator's decision on whether to permit recovery of related costs.
Wildfire Insurance Fund
SCE has advised the administrator of the Wildfire Insurance Fund that it anticipates that future resolution of eligible claims arising from the Eaton Fire will require seeking reimbursement from the Initial Account and the administrator has confirmed that the Eaton Fire is a "covered wildfire" for purposes of accessing the Initial Account. SCE will be reimbursed for losses incurred in excess of $1.0 billion for eligible claims for third-party damages related to the Eaton Fire from the Initial Account, subject to approval of the fund administrator and the Initial Account's claims-paying capacity, initially approximately $21 billion for all three participating utilities.
SCE would file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to the fire, or upon earlier request of the fund administrator. The CPUC will determine the prudency of SCE's ignition-related conduct in a formal proceeding. If the CPUC finds that SCE's conduct related to the ignition of the Eaton Fire was not prudent, SCE will be required to reimburse the Initial Account only for amounts disallowed by the CPUC up to the Liability Cap, unless the fund administrator finds that SCE's actions or inactions relative to the ignition of the Eaton Fire constitute conscious or willful disregard of the rights and safety of others, in which case SCE will be required to reimburse the Initial Account for all amounts withdrawn. SCE's requirement to reimburse the Initial Account for any amounts disallowed for fires ignited in 2025 is capped at approximately $4.2 billion. SCE will be able to seek recovery of prudently incurred uninsured wildfire costs not covered by the Initial Account, assessed under the prudency standard clarified under AB 1054, through electric rates.
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
At September 30, 2025, SCE's recorded estimated minimum liability to remediate its 18 identified material sites (sites with a liability balance at September 30, 2025, in which the upper end of the range of expected costs is at least $1 million) was $223 million, including $150 million related to San Onofre. In addition to these sites, SCE also has 17 immaterial sites with a liability balance as of September 30, 2025, for which the total minimum recorded liability was $4 million. Of the $227 million total environmental remediation liability for SCE, $217 million has been recorded as a regulatory asset. SCE expects to recover $34 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $183 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $90 million and $2 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to 35 years. Remediation costs for each of the next five years are expected to range from $10 million to $21 million. Costs incurred for the nine months ended September 30, 2025 and 2024 were $9 million for both years, and were included in the "Operation and maintenance" expense on Edison International's and SCE's condensed consolidated statements of income.
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
During the three and nine months ended September 30, 2025, Edison International repurchased and retired 49,779 shares and 549,779 shares, respectively, for an average price per share of $54.40 and $58.56, respectively, under the 2025 Repurchase Program. As of September 30, 2025, $43 million authorized repurchase amount remained under the 2025 Share Repurchase Program.
Note 14. Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive loss, net of tax, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Edison International:
Beginning balance	$2	$(8)	$—	$(9)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	—	1	1	2
Foreign currency translation adjustments	—	1	1	1
Change	—	2	2	3
Ending Balance	$2	$(6)	$2	$(6)
SCE:
Beginning balance	$(8)	$(11)	$(9)	$(12)
Pension and PBOP:
Reclassified from accumulated other comprehensive loss[1]	—	1	1	2
Change	—	1	1	2
Ending Balance	$(8)	$(10)	$(8)	$(10)
1These items are included in the computation of net periodic pension and PBOP Plan expense. See Note 9 for additional information.

Note 15. Other Income, Net
Other income net of expenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2025	2024	2025	2024
SCE other income (expense):
Equity AFUDC	$47	$47	$140	$143
Increase in cash surrender value of life insurance policies and life insurance benefits	10	9	39	34
Interest income	52	64	133	200
Net periodic benefit income – non-service components	21	22	63	66
Civic, political and related activities and donations	(8)	(12)	(19)	(24)
Other	(3)	(4)	(9)	(11)
Total SCE other income, net	119	126	347	408
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	(2)	—	(12)	—
Interest income and other	2	1	4	5
Total Edison International other income, net	$119	$127	$339	$413
Note 16. Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Nine months ended September 30,
(in millions)	2025	2024	2025	2024
Cash payments (receipts):
Interest, net of amounts capitalized	$1,298	$1,152	$1,091	$991
Income taxes, net[1]	(236)	—	(236)	—
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	318	302	930	720
Preference stock of SCE	35	39	35	39
1     Relates to proceeds from the monetization of investment and production tax credits. See Note 8 for additional information.
SCE's accrued capital expenditures at September 30, 2025 and 2024 were $636 million and $546 million, respectively. Accrued capital expenditures are included in investing activities in the condensed consolidated statements of cash flows in the periods paid.
Note 17. Related-Party Transactions
In July 2022, SCE purchased wildfire liability insurance for premiums of $273 million from EIS, for the period to June 30, 2023. SCE subsequently did not renew or purchase wildfire liability insurance from EIS for additional periods. In lieu of obtaining wildfire liability insurance from the commercial insurance market, SCE implemented its customer-funded wildfire self-insurance program beginning July 1, 2023. In addition, one of the EIS wildfire liability insurance policies was amended in February 2025 to reimburse SCE for $50 million in claim costs and related legal expenses for a wildfire occurring during the July 1, 2022 through June 30, 2023 policy period. For further information, see Note 12. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's condensed consolidated balance sheets were $226 million and $303 million at September 30, 2025 and December 31, 2024, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the third quarter of 2025. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2024 Form 10-K.
LEGAL PROCEEDINGS
2017/2018 Wildfire/Mudslide Events
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 21, 2025, in addition to the outstanding claims of approximately 100 claims of approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
As of October 21, 2025, SCE was aware of approximately 12 pending unsettled lawsuits representing approximately 32 individual plaintiffs related to the Thomas and Koenigstein Fires and the Montecito Mudslides naming SCE as a defendant. Approximately 7 of the approximately 12 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of October 21, 2025, three damages only trials have been set for January, April and May 2026 for three individual plaintiff households in the TKM litigation.
As of October 21, 2025, SCE was aware of approximately 30 currently pending unsettled lawsuits representing approximately 70 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 25 of the 30 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of October 21, 2025, a trial has been set for CAL OES in March 2026 and one damages only trial has been set for July 2026 for an individual plaintiff household in the Woolsey Fire litigation.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of October 21, 2025, SCE was aware of approximately 500 currently pending lawsuits representing approximately 6,500 individual plaintiffs, subrogation lawsuits, and lawsuits by public entity plaintiffs including the United States of America, the County of Los Angeles, the City of Pasadena and the City of Sierra Madre related to the Eaton Fire. A bellwether jury trial has been set for January 2027.
For information on the 2017/2018 Wildfire/Mudslide Events and the Eaton Fire, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.
Environmental Proceedings
Each of Edison International and SCE have elected to disclose environmental proceedings described in Item 103(c)(3)(iii) of Regulation S-K unless it reasonably believes that such proceeding will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than $1 million.
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International's common stock made by or on behalf of Edison International in the third quarter of 2025. For further information about Edison International's common stock repurchase programs, see "Notes to Condensed Consolidated Financial Statements—Note 13 Equity."

	(a) Total Number of Shares (or Units Purchased)[1]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 to July 31, 2025	—	—	—	—
August 1, 2025 to August 31, 2025	49,779	$54.40	49,779	$42,806,498
September 1, 2025 to September 30, 2025	—	—	—	—
Total	49,779	$54.40	49,779	$42,809,498
1Purchases were made pursuant to Edison International's 2025 common stock repurchase program disclosed in the 2024 10-K .

OTHER INFORMATION
Trading Plans
During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

EXHIBITS

Exhibit Number	Description

10.1**	Edison International and Southern California Edison Company Director Compensation Schedule, as adopted August 28, 2025

10.2**	Edison International 2008 Executive Retirement Plan, as amended and restated effective August 27, 2025

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended September 30, 2025, filed on October 28, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended September 30, 2025, filed on October 28, 2025, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	October 28, 2025	Date:	October 28, 2025