Form 10-K
period 2025-12-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2026-02-18
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number	Exact Name of Registrant as specified in its charter	State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number
1-9936	EDISON INTERNATIONAL	California	95-4137452
1-2313	SOUTHERN CALIFORNIA EDISON COMPANY	California	95-1240335

EDISON INTERNATIONAL	SOUTHERN CALIFORNIA EDISON COMPANY
2244 Walnut Grove Avenue	2244 Walnut Grove Avenue
(P.O. Box 976)	(P.O. Box 800)
Rosemead, CA 91770	Rosemead, CA 91770
(Address of principal executive offices)	(Address of principal executive offices)
(626) 302-2222	(626) 302-1212
(Registrant's telephone number, including area code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Edison International:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	EIX	NYSE	LLC
Southern California Edison Company: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Edison International	Yes ☑ No ☐	Southern California Edison Company	Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Edison International	Yes ☐ No ☑	Southern California Edison Company	Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrants as of June 30, 2025, the last business day of the most recently completed second fiscal quarter:
Edison International	Approximately $19.8 billion	Southern California Edison Company	Wholly owned by Edison International

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
Common Stock outstanding as of February 11, 2026:
Edison International	384,790,927	shares
Southern California Edison Company	434,888,104	shares (wholly owned by Edison International)

OMISSION OF CERTAIN INFORMATION
Southern California Edison Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format allowed under the General Instruction.

DOCUMENTS INCORPORATED BY REFERENCE
Designated portions of the Edison International Proxy Statement relating to Edison International's 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

This combined Form 10-K is separately filed by Edison International and SCE. Information contained in this document relating to SCE is filed by Edison International and separately by SCE. SCE makes no representation as to information relating to Edison International or its subsidiaries, except as it may relate to SCE and its subsidiaries.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	$1.6 billion in wildfire risk mitigation capital expenditures that SCE has excluded from the equity portion of SCE's rate base as required under AB 1054
ARO(s)	asset retirement obligation(s)
CAISO	California Independent System Operator
Cal Advocates	the California Public Advocates Office
CAL FIRE	the California Department of Forestry and Fire Protection
CAL OES	the California Governor's Office of Emergency Services
California Wildfire Legislation	AB 1054 and SB 254, collectively
Capital Structure Compliance Period	January 1, 2026 to December 31, 2028, the current compliance period for SCE's CPUC authorized capital structure
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
Continuation Account	a new account within the Wildfire Fund established under SB 254 that may be available for fires ignited on or after the SB 254 Effective Date
CPUC	California Public Utilities Commission
DART	a Days Away Restricted or Transferred incident, which is a work-related Occupational Safety and Health Administration recordable injury or illness that results in days away from work, restricted duty or transfer of duties
DERs	distributed energy resources
DGC	the decommissioning general contractor engaged by SCE to undertake a significant scope of decommissioning activities at San Onofre
Eaton Fire	a wind-driven fire that originated in Los Angeles County in January 2025
Edison International Proxy Statement	Proxy Statement to be filed with the SEC in connection with Edison International's Annual Meeting of Shareholders expected to be held on April 23, 2026
EEI Serious Injury	a work-related injury that is categorized as a "serious injury" by Edison Electric Institute
EEI SIF	a work-related fatality or an EEI Serious Injury
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity other than an investor-owned utility or CCA that provides electric power and ancillary services to retail customers
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings used to mitigate the risk of wildfires in high fire risk areas by increasing the speed with which a protective device reacts to most fault currents
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
Initial Account	an account within the Wildfire Fund established under AB 1054 available for fires ignited before the SB 254 Effective Date
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
v

LAFD	the Los Angeles Fire Department
Liability Cap
a cap on the aggregate requirement to reimburse the Wildfire Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, for the year of the applicable wildfire's ignition

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
SB 254 Excluded Capital Expenditures
$2.9 billion in wildfire risk mitigation capital expenditures, approved on or after January 1, 2026, that SCE expects it will be required to exclude from the equity portion of SCE's rate base as required under SB 254

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

Wildfire Fund	the insurance fund established under AB 1054 and expanded under SB 254
Wildfire Recovery Compensation Program	a program designed to enable eligible individuals and businesses impacted by the Eaton Fire to seek expedited resolution of their claims, launched by SCE in the fall of 2025
Woolsey Fire	a wind-driven fire that originated in Ventura County in November 2018
Woolsey Settlement Agreement	a settlement agreement entered into between SCE and intervenors in September 2025 in the CPUC-jurisdictional rate recovery proceeding related to the Woolsey Fire

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Edison International's and SCE's current expectations and projections about future events based on Edison International's and SCE's knowledge of present facts and circumstances and assumptions about future events and include any statements that do not directly relate to a historical or current fact. Other information distributed by Edison International and SCE that is incorporated in this report, or that refers to or incorporates this report, may also contain forward-looking statements. In this report and elsewhere, the words "expects," "believes," "anticipates," "estimates," "projects," "intends," "plans," "probable," "may," "will," "could," "would," "should," "targets," "preliminary," and variations of such words and similar expressions, or discussions of strategy or plans, are intended to identify forward-looking statements. Such statements necessarily involve risks and uncertainties that could cause actual results to differ materially from those anticipated. Some of the risks, uncertainties and other important factors that could cause results to differ from those currently expected, or that otherwise could impact Edison International and SCE, include, but are not limited to the:
•ability of SCE to recover its costs through regulated rates, timely or at all, including uninsured wildfire-related costs (including amounts paid for self-insured retention and co-insurance, and amounts not recoverable from the Wildfire Fund), and costs incurred for wildfire restoration efforts and to mitigate the risk of utility equipment causing future wildfires;
•the cybersecurity of Edison International's and SCE's critical information technology systems for grid control and business, employee and customer data, and the physical security of Edison International's and SCE's critical assets and personnel;
•risks associated with the construction, operation, and maintenance of electrical facilities, including worker, contractor, and public safety issues, the risk of utility assets causing or contributing to wildfires, failure, availability, efficiency, and output of equipment and facilities, and availability and cost of spare parts;
•impact of affordability of customer rates on SCE's ability to execute its strategy, including the impact of affordability on SCE's ability to obtain regulatory approval of, or cost recovery for, operations and maintenance expenses, proposed capital investment projects, forecasted load growth does not occur, and increased costs due to supply chain constraints, tariffs, inflation and rising interest rates and the impact of affordability on legislative actions;
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
•risk that the California Wildfire Legislation or anticipated new California legislation does not effectively mitigate the significant exposure faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are alleged to be a substantial or contributing cause, including the longevity of the Wildfire Fund and the CPUC's interpretation of and actions under the California Wildfire Legislation, including its interpretation of the clarified prudency standard;
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
•potential for penalties or disallowances for non-compliance with applicable laws and regulations, including fines, penalties and disallowances related to customer notifications and to wildfires where SCE's equipment is alleged to be associated with ignition;
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
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report. Readers are urged to read this entire report, including information incorporated by reference, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE post or provide direct links to (i) certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings in a section titled "SCE Regulatory Highlights," (ii) certain documents and information related to Southern California wildfires which may be of interest to investors in a section titled "Southern California Wildfires," and (iii) presentations, documents and information that may be of interest to investors in a section titled "Presentations and Updates" at edisoninvestor.com in order to publicly disseminate such information. The reports, presentations, documents and information contained on, or connected to, the Edison International investor website are not deemed part of, and are not incorporated by reference into, this report.
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion related to the changes in financial condition for 2024 compared to 2023 is incorporated by reference to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC in February 2025.
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
SCE implemented a customer-funded wildfire self-insurance program in July 2023. With the commencement of this program, Edison International and SCE no longer consider wildfire-related claim losses to be representative of ongoing earnings and treat such costs as non-core items.

(in millions)	2025	2024	2025 vs. 2024 Change
Net income (loss) available to Edison International
SCE	$4,889	$1,619	$3,270
Edison International Parent and Other	(430)	(335)	(95)
Edison International	4,459	1,284	3,175
Less: Non-core items
SCE
2017/2018 Wildfire/Mudslide Events (claims and expenses), net of recoveries	2,961	(493)	3,454
Eaton Fire claims and expenses	(15)	—	(15)
Other Wildfire Events (claims and expenses), net of recoveries	(1)	(162)	161
Wildfire Fund expense	(144)	(146)	2
Net charges related to disallowed historical capital expenditures in SCE's 2025 GRC decision	(76)	—	(76)
Severance costs, net of recovery	—	(50)	50
Income tax (expense) benefit[1]	(747)	238	(985)
SCE non-core items	1,978	(613)	2,591
Edison International Parent and Other
Wildfire claims insured by EIS	(50)	(4)	(46)
Income tax benefit[1]	11	1	10
Edison International Parent and Other non-core items	(39)	(3)	(36)
Total non-core items	1,939	(616)	2,555
Core earnings (loss)
SCE	2,911	2,232	679
Edison International Parent and Other	(391)	(332)	(59)
Edison International	$2,520	$1,900	$620
1SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; wildfire claims insured by EIS insurance contract are tax-effected at the federal statutory rate of 21%.
Edison International's 2025 earnings increased $3,175 million, driven by an increase in SCE's earnings of $3,270 million, partially offset by an increase in Edison International Parent and Other loss of $95 million. SCE's higher net income consisted of $679 million of higher core earnings and $2,591 million of higher non-core earnings. Edison International Parent and Other's higher net loss consisted of $59 million of higher core loss and $36 million of higher non-core loss.
In January and December 2025, the CPUC approved the TKM Settlement Agreement and the Woolsey Settlement Agreement, respectively. As a result, in the year ended 2025, SCE recorded cost recoveries through CPUC electric rates authorized under both the TKM Settlement Agreement and the Woolsey Settlement Agreement. These cost recoveries are reflected either as core earnings or non-core items, as discussed below. This classification is consistent with the original classification when the respective costs were incurred.
The increase in SCE's core earnings in 2025 was primarily due to higher revenue from the 2025 GRC final decision and a benefit to interest expense related to cost recoveries authorized under the TKM and Woolsey Settlement Agreements. The increase in Edison International Parent and Other's core loss in 2025, was primarily due to higher interest expense and preferred stock redemption loss.
Consolidated non-core items for 2025 and 2024 for Edison International included:
•2017/2018 Wildfire/Mudslide Events claims and expenses, net of recoveries:
•Net earnings recorded in 2025 related to the TKM Settlement Agreement, including ongoing legal expenses: $1,341 million ($966 million after-tax) of claim costs and $55 million ($40 million after-tax) of legal expenses authorized for recovery, partially offset by shareholder-funded wildfire mitigation expenses of $50 million ($36 million after-tax) and impairment of incremental restoration-related assets of $8 million ($6 million after-tax).

•Net earnings recorded in 2025 related to the Woolsey Settlement Agreement, including ongoing legal expenses: $1,603 million ($1,154 million after-tax) of claim costs and $35 million ($25 million after-tax) of legal expenses authorized for recovery, partially offset by impairment of incremental restoration-related assets of $10 million ($7 million after-tax).
•Charges of $5 million ($3 million after tax) recorded in 2025, and $493 million ($355 million after-tax) recorded in 2024, related to claim costs and related legal expenses, net of expected regulatory recoveries.
See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Eaton Fire claims and expenses:
•Charges of $15 million ($11 million after tax) recorded in 2025 primarily from the shareholder contribution related to SCE's customer-funded self-insurance coverage and legal and other expenses.
See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Other Wildfire Events claims and expenses, net of recoveries:
•Charges of $1 million ($1 million after-tax) recorded in 2025 consisted of $15 million of legal expenses, net of expected regulatory recoveries, partially offset by $14 million of insurance reimbursements for costs incurred in previous years.
•Charges of $162 million ($117 million after-tax) recorded in 2024 for wildfire claims and related legal expenses, net of expected insurance and regulatory recoveries.
See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Charges of $144 million ($104 million after-tax) recorded in 2025 and $146 million ($105 million after-tax) recorded in 2024 from the amortization of SCE's contributions to the Wildfire Fund. See "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies" for further information.
•Net charges of $76 million ($39 million after-tax) recorded in 2025, primarily related to the impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in SCE's 2025 GRC final decision. See "Results of Operations —Impact of 2025 GRC" for further information.
•Severance costs of $50 million ($36 million after-tax), net of expected FERC recovery, recorded in 2024 due to reductions in workforce.
•Charges of $50 million ($39 million after-tax) recorded in 2025 and $4 million ($3 million after-tax) recorded in 2024, both related to wildfire claims insured by EIS. See "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.
See "Results of Operations" for discussion of SCE and Edison International Parent and Other results of operations.
Electricity Industry Trends
The electric power industry is undergoing urgent and fundamental changes in how energy infrastructure is planned and built, driven by new sources of demand, such as electric vehicles, data centers, and building electrification; technological innovations that support clean energy adoption, such as distributed generation and energy storage; and government actions to reduce GHG emissions. These factors, coupled with the increasing impacts of climate change, are altering the way in which electricity is generated and delivered. These changes are further amplified by rapidly rising electricity demand across the U.S. economy, which is reshaping investment needs and grid planning timelines.
Rising electricity demand across the U.S. economy is a primary force reshaping grid needs and investment planning. SCE projects electricity demand to nearly double between 2025 and 2045, driven by transportation electrification, new residential housing, and increases in commercial and industrial consumption. These economy-wide trends create broad customer and climate benefits by supporting long-term emissions reduction. Emerging market uncertainties, tighter resource timelines, and rising costs have increased the complexity of long‑term clean energy planning, adding pressure to California's climate goals. Despite this, California has demonstrated strong long-term support of transportation electrification. Edison International believes that more state policy support, along with public and private investment, is needed to enable California to reach its 2030 and 2045 GHG reduction targets. Additional policy and regulatory support is also needed to de-risk the development of clean firm resources, adjust planning processes to enable proactive grid build-

out, and streamline permitting processes. The current federal administration has declared a national emergency on energy, stressing the need for a reliable, diversified, and affordable supply of energy. The integrity and expansion of energy infrastructure is an immediate and pressing priority.
In parallel, climate change impacts continue to intensify the need for system resilience and clean‑energy adoption. The impacts of climate change are apparent and accelerating. In 2024, the Earth experienced its hottest year on record. This spike in temperature is making extreme weather events commonplace. In California alone, climate-related disasters have cost the state tens of billions of dollars since 2018, with the 2025 wildfires being particularly devastating. Climate change is expected to have far-reaching effects on society, necessitating industry-wide solutions to enhance grid resilience and support a clean, reliable and affordable grid.
Recent federal actions have challenged clean energy standards and regulations in jurisdictions across the country. Rising customer cost pressures underscore the importance of enacting electricity policies and investment decisions that balance affordability while supporting a reliable and clean energy transition. California remains committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. The state codified into law goals to reduce GHG emissions by 40% from 1990 levels by 2030 and 85% from the same baseline by 2045, as well as to be carbon neutral by 2045. State and local air quality plans also call for substantial improvements including reducing smog-causing nitrogen oxides 90% below 2010 levels by 2032 in the most polluted areas of the state. State and local agencies continue to develop regulations that support the state's climate and clean air goals.
While these policy goals cannot be achieved by the electric sector alone, the electric grid is a critical enabler of the adoption of energy technologies that support California's GHG reduction objectives. California has set RPS targets which require California retail sellers of electricity to provide 60% of power from renewable resources by 2030. California also requires sellers of electricity to deliver 100% of retail sales from carbon-free sources by 2045, including interim targets of 90% by 2035 and 95% by 2040. Using preliminary estimates based on information available as of February 11, 2026, approximately 61% of SCE's customer deliveries in 2025 came from carbon-free resources. SCE continues to make progress towards meeting its long-term RPS and carbon-free power goals and interim targets. In addition, Edison International is committed to achieving net-zero GHG emissions by 2045, in alignment with economy-wide climate actions planned by California. This commitment covers the power SCE delivers to customers and Edison International's enterprise-wide operations. To further support these goals, Edison International and SCE are investing in building a more resilient grid to reduce climate- and weather-related vulnerabilities. Since 2018, SCE has been adapting to climate change through system hardening to reduce wildfire risk. SCE continues to make grid hardening investments approved in SCE's 2025 GRC to address wildfire risks. SCE is conducting ongoing analysis for wildfire and other climate adaptation vulnerabilities that will be presented in its 2026 climate adaptation vulnerability assessment.
Edison International believes that California's 2045 goals can be achieved most economically through emissions reductions enabled by clean electricity to serve 100% of retail sales, electrifying approximately 90% of light-duty vehicles, 90% of medium-duty vehicles, 54% of heavy-duty vehicles, 80% of buses and 95% of buildings. Additionally, reducing emissions to near zero in the electric sector relies on developing clean firm resources to replace natural gas. Clean firm resources, such as next-generation geothermal, small modular nuclear reactors, natural gas with carbon capture and storage, and clean hydrogen, produce constant power through any weather condition or season with little or no greenhouse gas emissions.
Edison International's vision is to lead the transformation of the electric power industry and the company is focused on opportunities in delivering clean energy, advancing electrification, building a modernized and more reliable grid, and enabling customers' technology choices. SCE's ongoing focus to drive operational and service excellence is intended to allow it to achieve these objectives safely while controlling costs and customer rates. SCE expects its bundled system average rate will rise at a compound annual growth rate equal to or below inflation through 2030. This projected rate growth incorporates the 2025 GRC approval and settlement of the cost recovery proceedings for the 2017/2018 Wildfire/Mudslide Events (See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" for further information). Partially offsetting these increases are historical costs coming out of rates and rising electricity consumption. SCE projects that, even as electricity bills increase over time, total energy costs for the average SCE household will be reduced by approximately 40% by 2045 due to the adoption of energy-efficient electrified technologies among other drivers.
SCE’s investments in the grid, utility owned storage capacity, and contracts for substantial new clean energy resources are key enablers of reliable economy-wide electrification. See "—Capital Program," "Liquidity and Capital Resources—Capital Investment Plan," and "Business—SCE—Purchased Power and Fuel Supply—CAISO Wholesale Energy Market" for further details. SCE also continues to implement its transportation electrification programs. As of December 31, 2025, SCE had completed construction at 572 sites to support 9,761 charge ports under its suite of light-duty Charge Ready programs, and 132 sites to support the electrification of 2,859 medium and heavy-duty vehicles through its Charge Ready Transport program. More than 85% of SCE's planned capital investments are in its distribution grid and are essential to meeting grid reliability, resiliency, and readiness objectives, as discussed in "—Capital Program."

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
Cost of Capital Application
In December 2025, the CPUC issued a final decision on SCE's 2026 – 2028 cost of capital application that set SCE's ROE at 10.03%, and maintained SCE's current authorized capital structure, after CPUC-allowed exclusions, of 52% common equity, 43% long-term debt, and 5% preferred equity. Under the final decision, SCE's 2026 authorized cost of long-term debt and preferred equity are 4.71% and 6.89%, respectively. Based on the approved capital structure and costs, SCE's weighted average return on rate base for 2026 will be 7.59%. Based on the revenue requirement approved in SCE's 2025 GRC, the final decision will decrease SCE's revenue requirement in 2026 by approximately $51 million compared to the previously authorized cost of capital. The decision maintains the existing cost of capital adjustment mechanism. For information on the cost of capital adjustment mechanism, see "Business—SCE—Overview of Ratemaking Process."
Capital Program
Capital Expenditures
Total capital expenditures (including accruals) were $6.7 billion in 2025 and $5.7 billion in 2024.
SCE's capital expenditure forecast has been updated to reflect planned CPUC-jurisdictional spending as informed by the 2025 GRC final decision and expected FERC capital expenditures.
The table below reflects forecast capital expenditures for 2026 – 2030, based on authorized and planned CPUC-jurisdictional spending and current management expectations of FERC-jurisdictional spending. CPUC-jurisdictional spending includes amounts authorized in the 2025 GRC, and other planned non-GRC CPUC capital spending. Forecast expenditures for FERC capital projects are subject to change due to factors such as timeliness of permitting, licensing, regulatory approvals, contractor bids, supply chain issues, and other operational considerations.
Based on management's judgment of potential capital spending variability informed by historical precedent of previously authorized amounts, potential permitting delays, and other operational considerations, a range case was prepared reflecting reductions to CPUC non-GRC capital expenditures and FERC capital expenditures.
The following table sets forth a summary of capital expenditures for 2025 actual spend and a forecast for 2026 – 2030 on the basis described above:

(in billions)	2025	2026	2027	2028	2029	2030	Total 2026 – 2030
Traditional capital expenditures
Distribution	$4.9	$5.4	$5.5	$5.5	$6.7	$7.1	$30.2
Transmission	0.5	0.8	0.9	0.9	1.1	1.0	4.7
Generation	0.2	0.2	0.2	0.2	0.3	0.2	1.1
Subtotal	5.6	6.4	6.6	6.6	8.1	8.3	36.0
Wildfire mitigation-related capital expenditures	1.1	0.9	1.0	1.0	0.9	0.8	4.6
Total capital expenditures	$6.7	$7.3	$7.6	$7.6	$9.0	$9.1	$40.6
Total capital expenditures using range case discussed above	*	$7.1	$7.3	$7.2	$8.0	$7.9	$37.5
*Not applicable

SCE intends to file an application with the CPUC in the first quarter of 2026 requesting capital expenditures of at least $3 billion to be spent between 2026 through 2033 for an advanced metering infrastructure program that supports improved grid management and customer benefits. Approximately half of the capital expenditures are included in the table above.
In addition, from 2022 to 2025, CAISO released its annual transmission plans approving projects to be constructed by SCE, with total anticipated capital expenditures of approximately $3 billion, of which approximately $1 billion is included in the table above. As part of its 2025-2026 Transmission Planning Process, CAISO is reassessing certain SCE projects from the 2022-2023 Transmission Plan and plans to provide its recommendation by May 2026.
Rate Base
SCE's year-end rate base was $48.2 billion at December 31, 2025, compared to $45.7 billion at December 31, 2024.
SCE's authorized CPUC-jurisdictional rate base is determined through the GRC and other regulatory proceedings. Differences between actual and CPUC-authorized rate base are addressed in subsequent GRCs or other regulatory proceedings. FERC-jurisdictional rate base is determined based on actual capital expenditures.
Reflected below is SCE's weighted average annual rate base for 2025 – 2030, based on the capital expenditure forecasts discussed above. In addition, the table below does not reflect the SB 254 Excluded Capital Expenditures, which SCE plans to recover through the issuance of securitized bonds. For further information, see "Business—Southern California Wildfires— Recovery of Wildfire-Related Costs—California Wildfire Legislation—Excluded Capital Expenditures."

(in billions)	2025	2026	2027	2028	2029	2030
Rate base	$47.6	$50.8	$54.4	$58.1	$62.6	$67.9
Rate base using range case discussed above	*	$50.8	$54.3	$57.7	$61.7	$66.1
*Not applicable
Southern California Wildfires and Mudslides
Unprecedented weather conditions in California due to climate change and greater concentrations of residents in high-fire risk areas, among other things, have contributed to wildfires, including those where SCE's equipment has been alleged to be associated with the fire's ignition, that have caused loss of life and substantial damage in SCE's service area.
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
In 2025, a Continuation Account within the Wildfire Fund was established under SB 254 to supplement the Initial Account within the Wildfire Fund that was established in 2019. In recognition of the need for further action, SB 254 requires the administrator of the Wildfire Fund to submit to the California legislature and the governor, by April 1, 2026, a report that evaluates and sets forth recommendations on new models or approaches that mitigate damage, accelerate recovery, and responsibly and equitably allocate the burdens from natural catastrophes, including wildfires, across stakeholders, to complement or replace the Wildfire Fund. While Edison International and SCE continue to pursue legislative strategies to address California investor-owned utilities' exposure to wildfire-related liabilities, they cannot predict whether or when there will be a comprehensive economy-wide solution mitigating the significant risk faced by California investor-owned utilities related to wildfires.
Eaton Fire
In January 2025, several wind-driven wildfires impacted portions of SCE's service area, causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. One of the largest of these wildfires, the Eaton Fire, ignited in SCE's service area in Los Angeles County and spread due to a number of contributing factors under conditions of an extreme Santa Ana windstorm.
The Los Angeles County Fire Department is leading the investigation into the origin and cause of the Eaton Fire, with the assistance of CAL FIRE, and has identified a preliminary area of origin of the fire. SCE has transmission facilities in the preliminary area of origin and the SED is conducting an investigation with respect to the Eaton Fire. Edison International and SCE are also aware of an ongoing investigation by the Los Angeles District Attorney's Office of the Eaton Fire for the purpose of determining whether any criminal violations have occurred. SCE could be subject to material fines, penalties, or restitution if it is determined that it failed to comply with applicable laws and regulations. SCE is not aware of any basis for felony liability with regards to the Eaton Fire. Any fines and penalties incurred in connection with the Eaton Fire will not be recoverable from insurance, from the Wildfire Fund, or through electric rates.
Multiple lawsuits related to the Eaton Fire have been initiated against SCE and Edison International by individual plaintiffs, subrogation plaintiffs, and public entity plaintiffs related to the Eaton Fire. A bellwether jury trial in the Eaton Fire litigation has been set for January 2027.
SCE’s internal review into the facts and circumstances of the Eaton Fire is complex and ongoing. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, a viable explanation is that a de-energized idle SCE transmission facility in the preliminary area of origin was associated with the ignition of the fire and SCE is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that it is likely that its equipment could have been associated with the ignition of the Eaton Fire and is pursuing settlement of claims through its Wildfire Recovery Compensation Program, a program designed to enable eligible individuals and businesses impacted by the Eaton Fire to seek expedited resolution of their claims.
SCE has entered into settlements with insurance claimants and claimants under its Wildfire Recovery Compensation Program related to the Eaton Fire. As of December 31, 2025, SCE had recorded $1.1 billion in losses related to these settlements. SCE also recorded expected recoveries from customer-funded self-insurance of $917 million, from the Wildfire Fund of $134 million, and through FERC electric rates of $70 million. The net after tax charge to earnings recorded related to the settlements is $9 million, the after-tax impact of the required $12.5 million shareholder contribution related to SCE's customer-funded self-insurance coverage.
In light of pending litigation, it is probable that Edison International and SCE will incur additional material losses in connection with the Eaton Fire. Given, among other things, the complexities associated with estimating damages, the large number and varying types of claims and the interrelationship among the claims, uncertainties related to the sufficiency of insurance held by plaintiffs and potential plaintiffs, and uncertainties related to litigation processes and the Wildfire Recovery Compensation Program, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred in connection with the Eaton Fire.
In January 2026, SCE filed a cross-complaint against certain public and private entities whose actions or inaction may have caused, contributed to or exacerbated the losses that resulted from the fire.
SCE will exhaust self-insurance recoveries available for losses related to the Eaton Fire as a result of costs incurred and settlements entered into as of February 11, 2026. SCE has advised the administrator of the Wildfire Fund that it anticipates that it will seek reimbursement of eligible claims arising from the Eaton Fire from the Initial Account and the administrator has confirmed that the Eaton Fire is a "covered wildfire" for purposes of accessing the Initial Account. SCE will be reimbursed for losses incurred in excess of $1.0 billion for eligible claims for third-party damages related to the Eaton Fire from the Initial Account, subject to approval of the fund administrator and the Initial Account's claims-paying capacity. The fund administrator has reported that the fund's claims-paying capacity for the Eaton Fire, as of September 30, 2025, exceeds $21 billion.
SCE will file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to the fire, or upon earlier request of the fund administrator. Because SCE held a valid safety certification at the time of the Eaton Fire, SCE will be presumed to have acted prudently unless a party in the proceeding creates "serious doubt" as to the reasonableness of its conduct, in which case SCE will have the burden of dispelling that doubt and proving its conduct was prudent. The prudency standard does not necessitate perfect conduct and California Wildfire Legislation requires that the CPUC allow recovery if it determines that SCE's conduct related to the ignition of the Eaton Fire was consistent with actions of a reasonable utility. SCE believes that the CPUC's determination regarding the reasonableness of its ignition-related conduct should be based on an evaluation of the reasonableness of its overall policies, systems, and practices. The CPUC has not applied the California Wildfire Legislation prudency framework to a wildfire cost-recovery proceeding.
SCE believes that it is a reasonable operator of its electric system. Based on the information it has reviewed, SCE believes that it will be able to make a good faith showing that its conduct with respect to its transmission facilities in the preliminary area of origin was consistent with the actions of a reasonable utility.
The CPUC will determine the prudency of SCE's ignition-related conduct in a formal proceeding. If the CPUC finds that SCE's conduct related to the ignition of the Eaton Fire was not prudent, it may nevertheless allow cost recovery in full or in part taking into account factors both within and beyond SCE's control that may have exacerbated the costs, including, for example, winds, humidity, temperature, emergency response, evacuation timing and availability of firefighting resources. Because SCE held a safety certification at the time of the ignition, it will be required to reimburse the Initial Account only for amounts disallowed by the CPUC up to the applicable Liability Cap of approximately $4.3 billion, unless the fund administrator finds that SCE's actions or inactions relative to the ignition of the Eaton Fire constitute conscious or willful disregard of the rights and safety of others, in which case SCE will be required to reimburse the Initial Account for all withdrawn amounts that the CPUC disallowed.
SCE will be able to seek recovery of prudently incurred uninsured wildfire costs not covered by the Initial Account, assessed under the prudency standard clarified under the California Wildfire Legislation, through electric rates.
2017/2018 Wildfire/Mudslide Events
Overview
Multiple lawsuits and investigations related to the 2017/2018 Wildfire/Mudslide Events have been initiated against SCE and Edison International. SCE has previously entered into settlements with a number of local public entities, subrogation and individual plaintiffs in the TKM and Woolsey Fire litigations and under the SED Agreement. As of February 11, 2026, in addition to the outstanding claims of approximately 100 of the approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding.
Through December 31, 2025, SCE has recorded estimated losses of $9.9 billion, recoveries from insurance of $2.0 billion, all of which have been collected, and expected recoveries through electric rates of $3.4 billion, $413 million of which has been collected through FERC rates subject to refund, related to the 2017/2018 Wildfire/Mudslide Events claims. The cumulative after-tax net charges to earnings recorded through December 31, 2025, have been $3.2 billion.
As of December 31, 2025, SCE had paid $9.7 billion under executed settlements and had $48 million to be paid under executed settlements, including $42 million to be paid under the SED Agreement, related to the 2017/2018 Wildfire/Mudslide Events. After giving effect to all payment obligations under settlements entered into through December 31, 2025, Edison International's and SCE's best estimate of expected losses for remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events was $144 million.
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
Approval of CPUC-Jurisdictional Rate Recovery in 2025
In 2025, SCE recorded regulatory assets for recoveries permitted under the TKM Settlement Agreement and Woolsey Settlement Agreement. Under the TKM Settlement Agreement and the Woolsey Settlement Agreement, SCE is allowed to permanently exclude any after-tax charges to equity associated with the costs disallowed, waived, or funded by shareholders in the settlement agreements and the debt issued to finance those costs from its CPUC regulatory capital structure.
TKM Settlement Agreement
In January 2025, the CPUC approved the TKM Settlement Agreement under which SCE is authorized to recover 60%, or approximately $1.6 billion, of approximately $2.7 billion of losses, consisting of approximately $1.3 billion of uninsured claims paid as of May 31, 2024 and $0.3 billion of associated costs, composed of legal and financing costs incurred as of May 31, 2024 and estimated ongoing financing costs. SCE is also authorized to recover 60% of claims paid and related costs incurred after May 31, 2024, other than for $125 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. In August 2025, the CPUC authorized SCE to finance these amounts through the issuance of securitized bonds and, in December 2025, SCE issued securitized bonds in the amount of $1.6 billion to finance cost recoveries authorized under the TKM Settlement Agreement.
Under the TKM Settlement Agreement, SCE is also authorized to recover approximately $55 million of approximately $65 million in restoration costs incurred. Further, as required under the TKM Settlement Agreement, SCE recorded $50 million of shareholder-funded wildfire mitigation expenses in 2025.
Woolsey Settlement Agreement
In December 2025, the CPUC approved the Woolsey Settlement Agreement. As a result, SCE recorded cost recoveries through CPUC electric rates of approximately $2.0 billion, of approximately $5.6 billion of losses, consisting of approximately $1.6 billion of uninsured claims paid as of May 31, 2025, and $0.4 billion of costs, composed of legal costs paid as of May 31, 2025, and estimated ongoing financing costs. SCE was also authorized to recover 35% of claims paid and related costs incurred after May 31, 2025. SCE’s requests for recovery excluded $250 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. In January 2026, SCE filed an application to seek approval from the CPUC to finance the amounts authorized under the Woolsey Settlement Agreement through the issuance of securitized bonds. The parties to the Woolsey Settlement Agreement agreed that if SCE’s anticipated application for securitization is denied, the authorized amounts will be recovered in rates over five years, financed using long-term debt.
Under the Woolsey Settlement Agreement, SCE is also authorized to recover approximately $71 million of approximately $84 million in restoration costs incurred. In the Woolsey Settlement Agreement, SCE also waived its right to seek recovery of uninsured losses tracked in a Wildfire Expense Memorandum Account and incurred in connection with fires that ignited prior to July 12, 2019, the date AB 1054 was adopted. SCE estimates that the waived pre-AB 1054 losses are approximately $157 million.
Other Wildfire Events
In addition to the 2017/2018 Wildfire/Mudslide Events, several other wildfires significantly impacted portions of SCE's service area prior to 2025, including the 2017 Creek Fire, the 2019 Saddle Ridge Fire, the 2020 Bobcat Fire, the 2020 Silverado Fire, the 2022 Coastal Fire and the 2022 Fairview Fire.
Through December 31, 2025, SCE has recorded total estimated losses of $1.2 billion, expected recoveries from insurance and third parties of $800 million and expected recoveries through electric rates of $130 million related to the Other Wildfire Events claims. The cumulative after-tax net charges to earnings recorded through December 31, 2025, have been $165 million.
As of December 31, 2025, SCE had paid $943 million under executed settlements and had $4 million to be paid under executed settlements related to the Other Wildfire Events and Edison International's and SCE's estimated losses for remaining alleged and potential claims (established at the low end of the estimated range of reasonably possible losses) related to the Other Wildfire Events was $213 million. As of the same date, SCE had assets for expected recoveries through insurance and third parties of $237 million and through electric rates of $116 million on its consolidated balance sheets related to the Other Wildfire Events.
Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Other Wildfire Events. Edison International and SCE expect that additional losses incurred in connection with any such fire will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such additional losses after expected recoveries from insurance, and third parties, and through electric rates will not be material.
In light of the prudency standard the CPUC is required to apply under California Wildfire Legislation to utilities holding a safety certification at the time a wildfire ignited after July 12, 2019, SCE has concluded, at this time, that both uninsured CPUC-jurisdictional and uninsured FERC-jurisdictional wildfire-related costs related to the Other Wildfire Events that ignited after July 2019 for which it has deferred as regulatory assets are probable of recovery through electric rates. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, such as any CPUC decisions illustrating the interpretation and/or application of the prudency standard under California Wildfire Legislation, and, for each applicable fire, evidence that could cast serious doubt as to the reasonableness of SCE's conduct relative to that fire.
For further information on Southern California Wildfires and Mudslides, see "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Wildfire Fund," "Business—Southern California Wildfires" and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.
RESULTS OF OPERATIONS
SCE
The following discusses SCE's consolidated statements of income for 2025 and 2024. In general, expenses SCE is authorized to pass through directly to customers (such as purchased power and fuel expenses, flow-through taxes, as well as costs incurred for various programs and activities, such as public purpose programs and vegetation management activities) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.
Impact of 2025 GRC
The 2025 GRC final decision was approved by the CPUC in September 2025, and determines the amount of revenue that SCE is authorized to collect from customers to recover anticipated costs, including return on rate base. The final decision approved an authorized revenue requirement of $9.7 billion in 2025, an increase of $880 million over the adjusted 2024 authorized revenue requirement (see table below for more details).

The table below sets out the authorized revenue and costs of service for the 2024 authorized revenue requirement and the 2025 GRC final decision:

(in millions)	2024 Authorized Revenue	Adjustments[1]	Adjusted 2024 Authorized Revenue	2025 Final Decision Authorized Revenue[2]	Increase
Authorized revenue	$8,582	$198	$8,780	$9,660	$880
Cost of service:
Operation and maintenance	2,734	—	2,734	2,857	123	[3]
Depreciation	2,284	108	2,392	2,729	337	[4]
Property and payroll taxes	487	6	493	550	57
Income taxes	403	25	428	554	126
Authorized return	2,674	59	2,733	2,970	237	[5]
Total	$8,582	$198	$8,780	$9,660	$880
1Adjustments to the 2024 authorized revenue requirement primarily related to the Customer Service Re-Platform project, which was recovered through a CPUC non-GRC recovery mechanism and approved to be included in the GRC-authorized revenue in the 2025 GRC.
2Reflects SCE's GRC authorized revenue as filed in SCE's September 2025 GRC implementation advice letter.
3Authorized revenue for operation and maintenance expenses increased primarily due to higher authorized wildfire expenditures.
4Authorized revenue for depreciation increased primarily due to higher plant balances.
5Authorized revenue for return increased primarily due to authorized rate base growth.
SCE recorded net charges of $76 million ($39 million after-tax), primarily due to an $88 million impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in the final decision, mainly related to the rooftop solar photovoltaic program. This was partially offset by the recognition of a $12 million clean energy subsidy previously received for this program.

Years ended December 31, 2025 and 2024
The following table is a summary of SCE's results of operations for the periods indicated:

	Years ended December 31,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024
Operating revenue	$19,276	$17,547	$1,729
Purchased power and fuel	4,933	5,209	276
Operation and maintenance	4,999	5,064	65
Wildfire-related claims, net of (recoveries)	(2,009)	647	2,656
Wildfire Fund expense	144	146	2
Depreciation and amortization	3,233	2,865	(368)
Property and other taxes	662	620	(42)
Asset impairment	106	—	(106)
Total operating expenses	12,068	14,551	2,483
Operating income	7,208	2,996	4,212
Interest expense	(1,207)	(1,575)	368
Other income, net	447	493	(46)
Income before income taxes	6,448	1,914	4,534
Income tax expense	1,415	120	(1,295)
Net income	5,033	1,794	3,239
Less: Preference stock dividend requirements	144	175	31
Net income available for common stock	$4,889	$1,619	$3,270
2025 vs 2024
Operating Revenue
Higher net operating revenue of $1,729 million was primarily due to:
•An increase in revenue of $880 million resulting from implementing the 2025 GRC final decision, as discussed in "—Impact of 2025 GRC."
•An increase in revenue of $758 million related to net higher expenses that are passed through to customers, which included increases in:
•Wildfire-related claims of $899 million;
•Depreciation and amortization expense of $108 million;
•Interest expense of $38 million;
•Property and other taxes of $11 million;
•Other income of $4 million;
•Income tax expense of $2 million;
partially offset by decreases in:
•Purchased power and fuel expense of $276 million;
•Operation and maintenance expense of $28 million.
•An increase in revenue of $91 million was primarily due to higher balancing account rate base primarily associated with wildfire mitigation efforts and utility owned energy storage projects.

Purchased Power and Fuel
A decrease in purchased power and fuel costs of $276 million was primarily due to lower power prices (offset in "Operating Revenue" above).
Operation and Maintenance
A decrease in operation and maintenance expense of $65 million was primarily due to:
•A net decrease of $28 million related to lower expenses that are passed through to customers (offset in "Operating Revenue" above, which mainly included:
•A net lower expense of $273 million related to previously deferred wildfire mitigation, vegetation management, and emergency restoration costs authorized for recovery in 2025 than in 2024.
These decreases are partially offset by:
•$98 million higher FERC-jurisdictional costs primarily due to increased transmission allocation;
•$78 million higher uncollectible expense;
•$69 million primarily related to higher public programs expenses.
•A decrease of $115 million in legal costs, of which $58 million related to recoveries under the TKM Settlement Agreement, $37 million related to recoveries under the Woolsey Settlement Agreement, and $20 million related to lower costs associated with the 2017/2018 Wildfire/Mudslide Events. See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
•A decrease of $53 million related to severance costs recorded in 2024 due to workforce reductions.
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
•An increase of $19 million primarily related to higher wildfire mitigation related activities.
Wildfire-related Claims, Net of Recoveries
A decrease in wildfire-related claims, net of recoveries of $2,656 million was primarily due to:
•A recovery of $1,603 million in claim costs was recorded in 2025 as authorized under the Woolsey Settlement Agreement.
•A recovery of $1,341 million in claim costs was recorded in 2025 as authorized under the TKM Settlement Agreement.
•A decrease of $490 million related to lower claim costs for 2017/2018 Wildfire/Mudslide Events recorded in 2025 than in 2024, $28 million of which was expected to be recovered through FERC rates (offset in "Operating Revenue" above).
•A decrease of $157 million related to lower claim costs recorded in 2025 than in 2024 for Other Wildfire Events, $10 million of which was expected to be recovered through FERC rates (offset in "Operating Revenue" above).
•A decrease of $14 million due to insurance reimbursements recorded in 2025 for costs incurred in previous years related to Other Wildfire Events.
partially offset by:
•An increase of $949 million related to wildfire claim costs recorded in 2025 related to the Eaton Fire. These costs include $917 million covered by customer-funded self-insurance and $19 million expected FERC recovery (offset in "Operating Revenue" above) and $12.5 million from the shareholder contribution related to SCE's customer-funded self-insurance coverage.

For further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
An increase in depreciation and amortization expense of $368 million was primarily due to higher plant balances, $108 million of which were pass-through costs mainly associated with wildfire mitigation costs and utility owned energy storage projects (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes expense of $42 million was primarily due to higher assessed property values, $11 million of which were pass-through costs mainly associated with wildfire mitigation costs and utility owned energy storage projects (offset in "Operating Revenue" above).
Asset Impairment
Charges of $106 million recorded in 2025 primarily related to:
•$88 million impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in SCE's 2025 GRC final decision.
•$18 million impairment of utility property, plant and equipment associated with historical capital expenditures disallowed in the TKM and Woolsey Settlement Agreements.
Interest Expense
A net decrease in interest expense of $368 million was primarily due to:
•$171 million benefit related to cost recoveries authorized under the TKM Settlement Agreement;
•$243 million benefit related to cost recoveries under the Woolsey Settlement Agreement;
partially offset by:
•$38 million pass-through expense mainly associated with wildfire mitigation efforts and utility owned energy storage projects (offset in "Operating Revenue" above);
•$8 million higher interest expense from higher borrowings.
Other Income, Net
A decrease in other income, net of $46 million was primarily due to lower interest income driven by lower balancing account undercollection balances, and $4 million of higher pass-through costs (offset in "Operating Revenue" above).
Income Tax Expense
An increase in income tax expense of $1,295 million was primarily due to higher tax expense on higher pre-tax income. See "Notes to Consolidated Financial Statements—Note 8. Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.
Preference Stock Dividend Requirements
A decrease in preference stock dividend requirements of $31 million was primarily due to a lower amount of outstanding preference stock following 2024 and 2025 redemptions.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.

Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Years ended December 31,		Favorable (Unfavorable)
(in millions)	2025	2024	2025 to 2024
Edison International Parent and Other net loss	$(332)	$(248)	$(84)
Less: Preferred stock dividend requirements	98	87	(11)
Edison International Parent and Other net loss available to common shareholders	$(430)	$(335)	$(95)
The net loss available to common shareholders from operations of Edison International Parent and Other increased $95 million in 2025 compared to 2024 primarily due to expenses from wildfire claims insured by an EIS insurance contract (see "Notes to Consolidated Financial Statements— Note 12. Commitments and Contingencies and Note 17. Related-Party Transactions" for further information), higher interest expense, and preferred stock redemption loss in 2025.
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
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market and bank financings, and equity contributions from Edison International Parent, as needed. In addition, SCE expects to fund authorized wildfire-related cost recoveries through securitization financings, and fund costs related to the Eaton Fire through customer-funded self-insurances and reimbursement from the Initial Account. SCE also has availability under its credit facility and agreements with lenders to issue bilateral unsecured standby letters of credit to fund cash requirements. SCE may issue additional debt for general corporate purposes.
In December 2025, SCE issued securitized bonds in the amount of $1.6 billion to finance cost recoveries authorized under the TKM Settlement Agreement. In addition, SCE expects to finance approximately $2.0 billion of cost recoveries authorized under the Woolsey Settlement Agreement by issuing securitized bonds, subject to the approval of a securitization financing application filed in January 2026. For further details on the settlements, see "Management Overview—Southern California Wildfires and Mudslides."
During the year ended December 31, 2025, SCE issued a total of $3.0 billion of first and refunding mortgage bonds. In February 2026, SCE entered into a term loan agreement to borrow up to $300 million due in March 2027. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
In December 2025, SCE repurchased 7,250,967 shares of 5.45% Fixed-to-Floating Rate Trust Preference Securities (the "Series K Trust Securities") issued by SCE Trust V through a tender offer for an aggregate amount paid of $181 million, which includes accrued and unpaid dividends. SCE subsequently exchanged substantially all of these Series K Trust Securities for 72,509 shares of SCE's Series K preference stock, which it retired. SCE paid the consideration and the fees and expenses incurred with cash on hand. In addition, in December 2025, SCE fully redeemed 5.375% Fixed-to-Floating Rate Trust Preference Securities (the "Series J Trust Securities") issued by SCE Trust IV for an aggregate amount paid of $325 million. SCE subsequently exchanged all of these Series J Trust Securities for SCE's Series J preference stock, which it retired. In February 2026, SCE announced that it will redeem all the outstanding shares of its Series K preference stock which will cause SCE Trust V to redeem all of its outstanding 5.45% Series K Trust Securities. The redemption date will be March 15, 2026 at the redemption price of $25 per Series K Trust Security. For further details, see "Notes to Consolidated Financial Statements—Note 14. Equity."
For restrictions on SCE's ability to pay dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends."
Credit Ratings
Following the passage of SB 254 in September 2025, Moody's reaffirmed SCE's long-term issuer credit rating and outlook, and Fitch also reaffirmed SCE's credit rating and revised its outlook from ratings watch negative to stable. However, S&P downgraded SCE's long-term issuer credit rating. For further details on SB 254, see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs—California Wildfire Legislation." The following table summarizes SCE's current long-term issuer credit ratings and outlook from the major credit rating agencies as of February 11, 2026:

	Moody's	Fitch	S&P
Credit Rating	Baa1	BBB	BBB-
Outlook	Stable	Stable	Negative
SCE's credit ratings may be affected by various factors. These include, but are not limited to, failure by regulators to successfully implement the California Wildfire Legislation in a consistent and credit supportive manner, or investigations into wildfire events or associated settlements result in material utility liability exposure, particularly in the absence of broader credit-supportive legislative actions to mitigate SCE's wildfire risk, including those to be recommended under SB 254 in a report due April 1, 2026. Additionally, a persistent increase in the frequency and severity of wildfires in California may lead the credit rating agencies to reassess SCE's wildfire-related operational risk exposure or believe the Wildfire Fund is at risk of material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, bond financings or other borrowings. In addition, some of SCE's power procurement contracts, environmental remediation obligations and workers' compensation self-insurance would require SCE to pay related liabilities or post additional collateral if SCE's credit rating were to fall below investment grade. For further details, see "—Margin and Collateral Deposits."
Available Liquidity
At December 31, 2025, SCE had cash on hand of $98 million and restricted cash of $522 million collected from customer-funded self-insurance. SCE also has approximately $2.3 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2029. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also had standby letters of credit with total capacity of $660 million, and the unused amount was $513 million as of December 31, 2025. At December 31, 2025, SCE had $1.0 billion outstanding commercial paper, net of discount, at a weighted average interest rate of 4.59% supported by the revolving credit facility. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities or other borrowings, subject to availability in the bank and capital markets and within levels authorized by the CPUC. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company equity contributions to SCE in order to meet its obligations as they become due, including costs related to the wildfire events. SCE expects to use customer-funded self-insurance and reimbursement from the Initial Account to fund wildfire claims. For further information, see "Management Overview—Southern California Wildfires and Mudslides."
Debt Covenant
SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At December 31, 2025, SCE's debt to total capitalization ratio was 0.57 to 1.
At December 31, 2025, SCE was in compliance with all financial covenants that affect access to capital.
Regulatory Proceedings
Wildfire Related Regulatory Proceedings
In response to the increase in wildfire activity and faster progression of and increase in damage from wildfires across SCE's service area and throughout California, SCE has incurred wildfire mitigation and wildfire and drought restoration related spending at levels exceeding amounts authorized in SCE's GRCs. For regulatory proceedings related to the 2017/2018 Wildfire/Mudslide Events, see "Management Overview—Southern California Wildfires and Mudslides."
2024 Multi-year Wildfire Mitigation and Catastrophic Events Filing ("2024 WMCE Filing")
In December 2025, SCE filed its 2024 WMCE Filing, seeking to recover incremental operating and maintenance expenses of $55 million and incremental capital expenditures of $78 million, recorded in the wildfire risk mitigation balancing account, as well as incremental storm-related costs associated with certain 2017 – 2021 events recorded in the catastrophic event memorandum account. The application also seeks recovery of $36 million in wildfire mitigation related capital expenditures incurred in 2022 that were previously denied without prejudice and permitted to be included in base rates as part of the post-test year ratemaking mechanism, see "—2021 GRC Wildfire Mitigation Memorandum Account Balances" for further discussion. SCE proposed a procedural schedule with the final decision in December 2026.
2023 Multi-year Wildfire Mitigation and Catastrophic Events Filing ("2023 WMCE Filing")
In June 2025, the CPUC approved a settlement agreement among SCE, Cal Advocates, and Small Business Utility Advocates in the WMCE proceeding under which SCE is authorized to recover $702 million in capital expenditures and $308 million in operation and maintenance expenses. This resulted in an initial revenue requirement of $314 million, which has been implemented into customer rates over a 12-month period starting October 1, 2025, along with ongoing capital revenue requirement and interest.
2021 GRC Wildfire Mitigation Memorandum Account Balances
In June 2025, the CPUC issued a final decision that authorized recovery of $291 million in operations and maintenance expenses and $99 million in capital expenditures. The portion of the initial revenue requirement above the interim rate recovery levels has been implemented in customer rates over a 12-month period starting October 1, 2025, along with ongoing capital revenue requirement and interest. Additionally, the final decision disallowed recovery of $65 million in operations and maintenance expenses, and determined that $36 million of requested capital expenditures were not eligible for recovery as part of this proceeding. SCE has filed an application for rehearing with the CPUC regarding the disallowances in this decision.
NextGen Enterprise Resource Planning ("ERP") Program
In March 2025, SCE filed an application with the CPUC seeking funding for the replacement of its core ERP system that has been in service for over 15 years and will soon reach the end of its service life. SCE requested funding through a balancing account of recorded and forecast capital expenditures of approximately $1.1 billion and operations and maintenance expenditures of $239 million. SCE anticipates a proposed decision will be issued by the CPUC in 2026.
2026 FERC Formula Rate Annual Update
In November 2025, SCE filed its 2026 annual transmission revenue requirement update with the FERC, with rates effective January 1, 2026. The update reflects a 2026 transmission revenue requirement of $1.5 billion, which is a $157 million, or 12%, increase from the 2025 annual rates. The increase is primarily due to 2026 rates reflecting recovery of previous undercollections.
Capital Investment Plan
Major Transmission Projects
A summary of SCE's most significant transmission and substation construction projects is presented below. The timing of the projects below is subject to timely receipt of permitting, licensing, and regulatory approvals.

Project Name	Project Lifecycle Phase	Direct Expenditures (in millions)[1]	Inception to Date (in millions)[1]	Scheduled In- Service Date
Riverside Transmission Reliability[2]	Construction	748	99	2029
Alberhill System	Licensing	464	61	2029
Eldorado-Lugo-Mohave Upgrade	Construction	379	326	2025
1Direct expenditures include direct labor, land, and contract costs incurred for the respective projects and exclude overhead costs that are included in the capital expenditures forecast discussed in "Management Overview—Capital Program."
2Direct expenditures were adjusted for inflation with no change to the scope of the project.
Riverside Transmission Reliability Project
The Riverside Transmission Reliability Project is a joint project between SCE and Riverside Public Utilities ("RPU"), the municipal utility department of the City of Riverside. While RPU will be responsible for constructing some of the project's facilities within Riverside, SCE's portion of the project consists of constructing upgrades to its system, including a new 230 kV substation; certain interconnection and telecommunication facilities and overhead transmission lines in the cities of Riverside, Jurupa Valley, and Norco and in portions of unincorporated Riverside County. SCE began construction in June 2025. The current cost estimate of the project is $748 million and the project is expected to be completed in 2029.

Alberhill System Project
The Alberhill System Project consists of constructing a new 500 kV substation, two 500 kV transmission lines to connect the proposed substation to the existing Serrano-Valley 500 kV transmission line, telecommunication equipment, and subtransmission lines in western Riverside County. The project was designed to meet long-term forecasted electrical demand in the proposed Alberhill System Project area and to increase electrical system reliability and resiliency. In June 2024, the CPUC issued an addendum to its 2017 Final Environmental Impact Report, concluding its California Environmental Quality Act review. The project is now seeking final CPUC approval to begin construction. SCE is expecting the final CPUC decision in the first quarter of 2026.
Eldorado-Lugo-Mohave Upgrade Project
The Eldorado-Lugo-Mohave Upgrade Project will increase capacity on existing transmission lines to allow additional renewable energy to flow from Nevada to Southern California. The project would modify SCE's existing Eldorado, Lugo, and Mohave electrical substations to accommodate the increased power flows from Nevada to southern California; increase the power flow through the existing 500 kV transmission lines by constructing two new capacitors along the lines; raise transmission tower heights to meet ground clearance requirements; and install fiber optics on the transmission lines to provide communications between existing SCE substations. In August 2020, the CPUC approved the certificate of public convenience and necessity ("CPCN") for the project.
Construction for the project began in November 2020. The total costs for the Eldorado-Lugo-Mohave Upgrade Project are expected to exceed amounts currently approved in the CPCN granted by the CPUC due to delays in regulatory approvals, contractor performance issues, supply chain constraints, COVID-19 impacts, and the availability of CAISO outage windows. SCE's petition for modification ("PFM") to increase the direct expenditures for the project from $247 million to $319 million was approved by CPUC and the project went into service in 2025. Additional work after the in-service date is required to mitigate the impact of the project on nearby natural gas transmission lines. In January 2026, SCE filed a second PFM to request an approximately $48 million to address the additional costs of the mitigation work. The mitigation work is expected to be completed in 2026.
Decommissioning of San Onofre
The decommissioning of a nuclear plant requires the management of three related activities: radiological decommissioning, non-radiological decommissioning, and the management of spent nuclear fuel. SCE is the operating agent of San Onofre and engaged the DGC to undertake a significant scope of decommissioning activities for the three nuclear reactor installations at San Onofre: Units 1, 2 and 3. The decommissioning of San Onofre is expected to take many years. SCE funds decommissioning costs, including costs associated with storing spent nuclear fuel, with assets that are currently held in nuclear decommissioning trusts.
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
SCE's two Coastal Development Permits ("CDPs"), the principal discretionary permits required for maintaining the ISFSIs onsite, currently extend through 2035. SCE must apply to amend the CDPs before the permits expire, proposing whether to retain, remove, or relocate the ISFSI.
Decommissioning of Unit 1 began in 1999 and the transfer of spent nuclear fuel from Unit 1 to dry cask storage in ISFSI 1 was completed in 2005. Major decommissioning work for Unit 1 has been completed except for certain underground work.
Decommissioning of Units 2 and 3 began in June 2013 and the transfer of spent nuclear fuel from Units 2 and 3 to dry cask storage in the two ISFSIs was completed in August 2020. In August 2020, SCE commenced, and is currently conducting, major decommissioning activities in accordance with the terms of the CDP for decommissioning Units 2 and 3.
SCE's share of the Units 2 and 3 decommissioning costs recorded for the years ended December 31, 2025 and 2024 were $163 million (in 2025 dollars) and $218 million (in 2024 dollars), respectively. The CPUC conducts a reasonableness review of recorded decommissioning costs in NDCTPs, which are submitted every three years.
SCE filed its 2024 NDCTP in December 2024. In the 2024 NDCTP, SCE requests reasonableness review of approximately $538 million (SCE share in 2024 dollars) of recorded Units 2 and 3 decommissioning costs incurred during the period 2021 to 2023. SCE also requests approval of an updated decommissioning cost estimate for decommissioning activities to be completed at Units 2 and 3 of $3.0 billion, of which $2.3 billion is SCE's share (in 2024 dollars). The decommissioning cost estimate includes costs through the expected decommissioning completion date, currently estimated to be in 2056. SCE anticipates a proposed decision will be issued by the CPUC in 2026.
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
SCE had nuclear decommissioning trust funds for Units 2 and 3 of $2.0 billion at December 31, 2025 and $2.1 billion at December 31, 2024. Based upon the resolution of a number of uncertainties, including the uncertainties of decommissioning discussed above, the financial performance of the nuclear decommissioning trust fund investments, as well as the resolution of a number of other assumptions and estimates, additional contributions to the nuclear decommissioning trust's funds may be required. If additional contributions to the nuclear decommissioning trust funds become necessary, SCE will seek recovery of additional contributions to the decommissioning trust through electric rates and any such recovery will be subject to a reasonableness review by the CPUC. Cost increases resulting from contractual disputes, delays in performance by the contractor, elevated levels of inflation, or permitting delays, among other things, could cause SCE to materially overrun the decommissioning cost estimate and could materially impact the sufficiency of trust funds.
In December 2025, the CPUC approved disbursements from SCE's nuclear decommissioning trusts to cover forecasted 2026 decommissioning costs for Units 2 and 3, of which SCE's share is approximately $167 million in 2026 dollars.
Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts, and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at December 31, 2025 due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade. See "—SCE" above for further information on SCE's credit ratings.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of December 31, 2025, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel contracts.
In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices.

(in millions)
Collateral posted as of December 31, 2025[1]	$221
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	10
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movements[3]	26
Posted and potential collateral requirements	$257
1Net collateral provided to counterparties and other brokers consisted of $157 million in letters of credit and surety bonds and $64 million of cash collateral.
2Represents potential collateral requirements for accounts payable and mark-to-market valuation at December 31, 2025. Requirement varies throughout the period and is generally lower at the end of the month.
3Incremental collateral requirements were based on potential changes in SCE's forward positions as of December 31, 2025 due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.
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
At December 31, 2025, Edison International Parent had cash on hand of $60 million and $744 million available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2029. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further information, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
At December 31, 2025, Edison International Parent had $754 million outstanding commercial paper, net of discount, at a weighted-average interest rate of 4.58% supported by the revolving credit facility.
In the first quarter of 2025, Edison International Parent issued $550 million of senior notes. In December 2025, Edison International Parent borrowed $600 million under a term loan agreement due in December 2026. For further details, see "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
In December 2025, Edison International repurchased 744,975 shares of its Series A Preferred Stock and 415,517 shares of its Series B Preferred Stock through a tender offer for an aggregate amount paid of $1.2 billion, which includes accrued and unpaid dividends. Edison International paid the consideration and the fees and expenses incurred with cash on hand and proceeds of debt issuances. In February 2026, Edison International announced that it will redeem all outstanding shares of its Series A Preferred Stock. The redemption date will be March 9, 2026 at the redemption price of $1,000 per share of Series A Preferred Stock. For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity."
On February 18, 2026, Edison International declared a common stock dividend of $0.8775 per share to be paid on April 30, 2026. Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. Prior to declaring dividends, the Edison International Board of Directors evaluates available information, including when applicable, information pertaining to wildfire events, to ensure that the California law requirements for the declarations are met. For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.
Edison International's ability to declare and pay common dividends may be restricted under the terms of its Series A and Series B Preferred Stock. For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity."
Edison International Parent's credit facility and term loan requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2025, Edison International's consolidated debt to total capitalization ratio was 0.64 to 1.
At December 31, 2025, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Credit Ratings
Following the passage of SB 254 in September 2025, Moody's reaffirmed SCE's long-term issuer credit rating and outlook, and Fitch also reaffirmed SCE's credit rating and revised its outlook from ratings watch negative to stable. However, S&P downgraded SCE's long-term issuer credit rating. For further details on SB 254, see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs—California Wildfire Legislation." The following table summarizes Edison International Parent's current long-term issuer credit ratings and outlook from the major credit rating agencies, and Edison

International Parent's credit rating outlook as of February 11, 2026:

	Moody's	Fitch	S&P
Credit Rating	Baa2	BBB	BBB-
Outlook	Stable	Stable	Negative
Edison International Parent's credit ratings may be affected by various factors. These include, but are not limited to, failure by regulators to successfully implement the California Wildfire Legislation in a consistent and credit-supportive manner, or investigations into wildfire events or associated settlements result in material utility liability exposure, particularly in the absence of broader credit-supportive legislative actions to mitigate SCE's wildfire risk, including those to be recommended under SB 254 in a report due April 1, 2026. Additionally, a persistent increase in the frequency and severity of wildfires in California may lead the credit rating agencies to reassess Edison International Parent's wildfire-related operational risk exposure or believe the Wildfire Fund is at risk of material depletion. Credit rating downgrades increase the cost and may impact the availability of short-term and long-term borrowings, including commercial paper, credit facilities, note financings or other borrowings.
Edison International Income Taxes
Net Operating Loss and Tax Credit Carryforwards
At December 31, 2025, Edison International has approximately $3.1 billion of tax effected net operating losses and tax credit carryforwards available to offset future consolidated tax liabilities, after excluding $106 million of Capistrano Wind tax attributes and offsetting $404 million of unrecognized tax benefits.
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
Under the IRA, SCE generated investment tax credits of approximately $231 million in 2024 related to utility owned storage projects and $29 million in nuclear production tax credits. In 2025, SCE monetized the majority of these credits for $236 million. SCE expects to pass the proceeds, net of transaction fees, back to customers.
The One Big Beautiful Bill Act of 2025
On July 4, 2025, the One Big Beautiful Bill Act of 2025 ("OBBBA") was enacted into law. The OBBBA, among other things, phases out various clean energy credits enacted as part of the IRA. These phase-outs, however, are not expected to impact the investment tax credits related to SCE's utility owned storage projects discussed above under "—Inflation Reduction Act of 2022."
Edison International and SCE expect most of the impacts resulting from the implementation of the OBBBA will be passed through to customers.
Historical Cash Flows
SCE

	Years ended December 31,		Change
(in millions)	2025	2024	2025 vs. 2024
Net cash provided by operating activities	$6,152	$5,383	$769
Net cash provided by financing activities	269	314	(45)
Net cash used in investing activities	(6,329)	(5,530)	(799)
Net increase in cash, cash equivalents and restricted cash	$92	$167	$(75)

Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's consolidated statements of cash flows for 2025 and 2024:

	Years ended December 31,		Change
(in millions)	2025	2024	2025 vs. 2024
Net income	$5,033	$1,794
Non-cash items	4,707	3,013
Subtotal	9,740	4,807	$4,933
Contributions to Wildfire Fund	(95)	(95)	—
Changes in working capital	424	(221)	645
Regulatory assets and liabilities	(3,445)	1,219	(4,664)
Wildfire related claims, net of insurance recoveries	(607)	(319)	(288)
Other noncurrent assets and liabilities[1]	135	(8)	143
Net cash provided by operating activities	$6,152	$5,383	$769
1Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information. The amount in 2025 includes $236 million in cash proceeds primarily from the monetization of investment tax credits related to utility owned storage projects, which SCE expects to flow through to customers. The amount in 2024 also includes cash received from customers to fund certain construction projects and cash received for a state incentive program to pass through to customers.
Net cash provided by operating activities increased by $769 million in 2025 compared to 2024. The increase was primarily due to $645 million from changes in working capital and the investment tax credit proceeds of $236 million mentioned above in the change of other noncurrent assets and liabilities.
The net inflows (outflows) in cash resulting from working capital were $424 million and $(221) million in 2025 and 2024, respectively. Net cash inflows for 2025 were primarily due to cash collected from the sale of renewable energy credits under a CPUC-established program during 2025 and a decrease in accounts receivable primarily resulted from improved collection. The net cash outflow in 2024 was mainly due to increases in unbilled revenue and power procurement related receivables.
Net cash (used in)/provided by regulatory assets and liabilities, including changes in net over or undercollections recorded in balancing accounts, was $(3,445) million and $1,219 million in 2025 and 2024, respectively. Net decrease in regulatory assets and liabilities of $4.7 billion is primarily due to cost recoveries authorized under the TKM and Woolsey Settlement Agreements, as well as higher revenue from the 2025 GRC final decision, which is mostly offset with the increase in net income after adjustment for non-cash items. In addition, the remaining change in regulatory assets and liabilities is mainly due to a decrease in the recovery of prior year undercollections in 2025 compared to 2024. This decrease is driven by undercollections caused by higher gas prices in 2023, which were collected in 2024.
Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for 2025 and 2024. Issuances of debt are discussed in "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Years ended December 31,		Change
(in millions)	2025	2024	2025 vs. 2024
Long-term debt issued, net of discount and issuance costs	$4,593	$4,214	$379
Long-term debt repaid	(1,252)	(2,201)	949
Short-term debt borrowed	410	—	410
Short-term debt repaid	(129)	(386)	257
Commercial paper financing, net	(504)	94	(598)
Preference stock issued, net of issuance cost	—	345	(345)
Preference stock redeemed	(504)	(628)	124
Capital contributions from Edison International Parent	—	500	(500)
Payment of common stock dividends to Edison International Parent	(2,220)	(1,440)	(780)
Payment of preference stock dividends	(136)	(168)	32
Other	11	(16)	27
Net cash provided by financing activities	$269	$314	$(45)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to capital expenditures and funding of nuclear decommissioning trusts. Cash used in capital expenditures were $6.5 billion and $5.7 billion for 2025 and 2024, respectively, primarily related to transmission, distribution and generation investments. SCE had a net redemption of nuclear decommissioning trust investments of $121 million in both 2025 and 2024. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Years ended December 31,		Change
(in millions)	2025	2024	2025 vs. 2024
Net cash used in operating activities:
Net earnings from nuclear decommissioning trust investments	$53	$40	$13
SCE's decommissioning costs	(166)	(222)	56
	(113)	(182)	69
Net cash provided by investing activities:
Proceeds from sale of investments	6,219	5,019	1,200
Purchases of investments	(6,098)	(4,898)	(1,200)
	121	121	—
Net cash inflow (outflow)	$8	$(61)	$69
Net cash used in operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments.
Funds for decommissioning costs are requested from the nuclear decommissioning trusts one month in advance. Decommissioning disbursements are funded from sales of investments of the nuclear decommissioning trusts. The net cash impact reflects timing of decommissioning payments ($166 million and $222 million in 2025 and 2024, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($176 million and $214 million in 2025 and 2024, respectively). The net cash outflow in 2024 also primarily includes $19 million of tax benefits received and a $30 million disallowance under the 2021 NDCTP (For further details, see "—Decommissioning of San Onofre), both contributed by SCE to the decommissioning trust.

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Years ended December 31,		Change
(in millions)	2025	2024	2025 vs. 2024
Net cash used in operating activities	$(352)	$(369)	$17
Net cash provided by financing activities	302	360	(58)
Net cash used in investing activities	(6)	(6)	—
Net decrease in cash, cash equivalents and restricted cash	$(56)	$(15)	$(41)
Net Cash Used in Operating Activities
Net cash used in operating activities decreased by $17 million in 2025 compared to 2024. This is primarily due to $77 million intercompany tax settlement from SCE, partially offset by $50 million wildfire-related claims and related legal expenses paid by EIS to SCE (for further information, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides"), and $10 million higher interest and operating costs.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Years ended December 31,		Change
(in millions)	2025	2024	2025 vs. 2024
Dividends paid to Edison International common shareholders	$(1,274)	$(1,198)	$(76)
Dividends paid to Edison International preferred shareholders	(104)	(88)	(16)
Dividends received from SCE	2,220	1,440	780
Capital contributions to SCE	—	(500)	500
Receipt from stock option exercises	22	206	(184)
Long-term debt issuance, net of discount and issuance costs	540	1,042	(502)
Long-term debt repayments	(800)	(500)	(300)
Issuance of short-term debt	850	—	850
Repayments of short-term debt	(101)	(15)	(86)
Common stock repurchased	(32)	(200)	168
Preferred stock repurchased	(1,160)	(28)	(1,132)
Commercial paper financing, net	158	214	(56)
Other	(17)	(13)	(4)
Net cash provided by financing activities	$302	$360	$(58)

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
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks include fluctuations in interest rates, commodity prices and volumes, investment prices, and counterparty credit.
Interest Rate Risk
Edison International and SCE are exposed to changes in interest rates primarily as a result of financing, investing and borrowing activities used for liquidity purposes, and to fund business operations and capital investments. The nature and amount of Edison International's and SCE's long-term and short-term debt can be expected to vary as a result of future business requirements, market conditions and other factors. Fluctuations in interest rates can affect earnings and cash flows. Changes in interest rates may impact SCE's authorized rate of return for the period beyond 2026 through a CPUC cost of capital proceeding, see "Business—SCE—Overview of Ratemaking Process" for further discussion. The following table summarizes the increase or decrease to the fair value of long-term debt including the current portion, if the market interest rates were changed while leaving all other assumptions the same:

(in millions)	Carrying Value	Fair Value	10% Increase	10% Decrease
Edison International:
December 31, 2025	$37,998	$35,721	$34,265	$37,315
December 31, 2024	35,583	33,160	31,845	34,596
SCE:
December 31, 2025	33,183	30,744	29,428	32,185
December 31, 2024	30,515	27,994	26,827	29,267
Commodity Price Risk
SCE and its customers are exposed to the risk of a change in the market price of natural gas, electric power and transmission congestion. Due to regulatory mechanisms, exposure to commodity prices is not expected to impact earnings but may impact timing of cash flows. SCE's hedging program is designed to reduce exposure to variability in market prices related to SCE's purchases and sales of electric power and natural gas. As part of this program, SCE enters into swaps, forward arrangements, and congestion revenue rights ("CRRs"). The transactions are pre-approved by the CPUC or executed in compliance with CPUC-approved procurement plans. Therefore, SCE expects recovery of its related hedging costs, as well as procurement costs, through the ERRA balancing account or CPUC-approved procurement plans. For more details of the ERRA balancing account, see "Business—SCE—Overview of Ratemaking Process."
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
The fair value of outstanding derivative instruments used to mitigate exposure to commodity price risk was a net asset of $48 million and $212 million at December 31, 2025 and 2024, respectively.
The following table summarizes the increase or decrease to the fair values of the net asset of derivative instruments included in the consolidated balance sheets, if the electricity prices or gas prices were changed while leaving all other assumptions constant:

	December 31,
(in millions)	2025	2024
Increase in electricity prices by 10%	$15	$34
Decrease in electricity prices by 10%	(15)	(34)
Increase in gas prices by 10%	1	1
Decrease in gas prices by 10%	(1)	(1)
Investment Price Risk
Edison International and SCE are subject to investment price risk due to securities held as investments in the nuclear decommissioning trust and various pension and other post-retirement benefit plan trusts.
Nuclear Decommissioning Trust
As of December 31, 2025, SCE's nuclear decommissioning trust investments include equity investments of $1.9 billion and fixed income investments of $2.6 billion. These investments are exposed to price fluctuations in equity markets and changes in interest rates, as well as credit risk. SCE's investment policies and CPUC requirements place limitations on the types and investment grade ratings of the securities that may be held by the nuclear decommissioning trust. These policies restrict the trust from holding alternative investments and limit the trust funds' exposures to investments in highly illiquid markets. Due to regulatory mechanisms, investment earnings and realized and unrealized gains and losses increase or decrease the trust assets and the related regulatory asset or liability, and do not materially affect earnings. For further discussion on the nuclear decommissioning trust investments, see "Notes to Consolidated Financial Statements—Note 4. Fair Value Measurements" and "—Note 10. Investments."
PBOP and Pension Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. These investments are exposed to price fluctuations in equity markets and changes in interest rates, as well as credit risk. The investment of plan assets is overseen by a fiduciary investment committee. Risk is managed through diversification among multiple asset classes, managers, styles, and securities. See "Notes to Consolidated Financial Statements—Note 9. Compensation and Benefit Plans" for additional information regarding investment strategy of plan assets.
Contributions related to SCE employees made to SCE pension plan are anticipated to be recovered through CPUC-approved regulatory mechanisms.
Credit Risk
Credit risk exposure from counterparties for power and gas trading activities is measured as the sum of net accounts receivable (accounts receivable less accounts payable) and the current fair value of net derivative assets (derivative assets less derivative liabilities) reflected on the consolidated balance sheets. SCE enters into master agreements which typically provide for a right of set-off. Accordingly, SCE's credit risk exposure from counterparties is based on a net exposure under these arrangements. SCE manages the credit risk on the portfolio of counterparties based on credit ratings and other publicly disclosed information, such as financial statements, regulatory filings and press releases, to guide it in the process of setting credit levels, risk limits and contractual arrangements, including master netting agreements. Based on SCE's policies and risk exposures related to credit, SCE does not anticipate a material adverse effect on their financial statements as a result of counterparty nonperformance. At December 31, 2025, SCE's power and gas trading counterparty credit risk exposure was $3 million, 31.7% of which was associated to counterparties with an investment grade rating of A or higher and 67.2% was associated with a CPUC approved electronic broker and exchange platform operating under a rigorous risk management framework.
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
Key Assumptions and Approach Used. The determination of an accrual for a loss contingency is based on management judgment and estimates with respect to the likely outcome of the matter, including the analysis of different scenarios. Recorded liabilities are adjusted when events or circumstances cause these judgments or estimates to change. In assessing whether a loss is probable, reasonably possible, or remote, Edison International and SCE may consider the following factors, among others: the nature of the litigation, claim or assessment, opinions or views of legal counsel and other advisors, and the experience gained from similar cases. For material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred, Edison International and SCE disclose the nature of the contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made.
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
Edison International and SCE may be unable to estimate a reasonably possible loss or range of losses that could be incurred in connection with a wildfire, including those where a loss is probable, due to the complexities associated with estimating damages, such as making judgments for which no reasonably substantive basis exists and which require significant speculation about the conduct of litigation counterparties. The large number and varying types of claims, including individual claims, subrogation claims, and claims from public entities, and the interrelationship among these claims, for example, levels of insurance held by claimants, can create additional estimation complexity and uncertainty. Management's ability to develop a reasonable estimate improves as information about the scope of the loss becomes more fully developed, key factual and legal issues are resolved, and as additional information becomes available through settlement and litigation processes.
Estimated losses for wildfire events are based on a number of assumptions and are subject to change as additional information becomes available. Those assumptions include volume of claims, damages asserted and associated loss, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, prior experience litigating and settling wildfire litigation claims, the amount of insurance that may offset losses, and estimating contributory liabilities from third parties who may be responsible for portions of loss. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged. For instance, SCE will receive additional information with respect to damages claimed as the claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through the ongoing claims mediation and trial processes, uncertainties related to the sufficiency of insurance held by plaintiffs and potential plaintiffs, uncertainties related to the litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of certain wildfires, and the uncertainty as to how these factors impact future settlements.
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
Effect if Different Assumptions Used. Significant management judgment is required to evaluate the anticipated recovery of regulatory assets and plant investments, the recognition of incentives and revenue subject to refund, as well as the anticipated cost of regulatory liabilities or penalties. If future recovery of costs ceases to be probable, all or part of the regulatory assets and/or plant investments would have to be written off against current period earnings, and additional regulatory liabilities would have to be recognized. At December 31, 2025, the consolidated balance sheets included regulatory assets of $16.3 billion and regulatory liabilities of $11.8 billion. If different judgments were reached on recovery of costs and timing of income recognition, SCE's earnings may vary from the amounts reported.
Application to Southern California Wildfires
Application to post-AB 1054 Wildfires
Management judgment is required to assess the probability of recovery of SCE's losses realized, in excess of available insurance, in connection with wildfires ignited after the adoption of AB 1054 in July 2019.
The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates if it is determined that such losses were not reasonably or prudently incurred. The California Wildfire Legislation clarified that the CPUC must allow recovery of costs and expenses arising from a covered wildfire if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available at that time. Further, utilities with a valid safety certification at the time of the relevant wildfire will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates "serious doubt" as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to dispel that doubt and prove its conduct was prudent. The serious doubt standard in the California Wildfire Legislation is modeled after the FERC cost recovery standard. SCE evaluates the probability of recovery of costs related to the Other Wildfire Events and the Eaton Fire that ignited after the adoption of the California Wildfire Legislation in the context of the prudency standard laid out by the California Wildfire Legislation above, including how the FERC applies the serious doubt standard. SCE’s evaluation also relies on its status as a holder of a valid safety certification, facts and other evidence known to date related to the ignition, and any regulatory decisions illustrating the interpretation and/or application of the prudency framework under the California Wildfire Legislation, which as of December 31, 2025, has not been applied by the CPUC to an actual cost recovery application filed by any California investor-owned utility. SCE also considers which costs are eligible for recovery based on precedent from other CPUC cost recovery proceedings. Management's assessment of the probability of recovery may change, related to changes in any of these factors in the future.
See "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" for further discussion of regulatory assets recorded for wildfire as of December 31, 2025.
Income Taxes
Nature of Estimates Required. As part of the process of preparing its consolidated financial statements, Edison International and SCE are required to estimate income taxes for each jurisdiction in which they operate. This process involves estimating actual current period tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Edison International's and SCE's consolidated balance sheets, including net operating loss and tax credit carryforwards. Certain estimates and assumptions are required to determine whether deferred tax assets can and will be utilized in future periods. Based on currently enacted tax laws, Edison International expects to generate sufficient taxable income to fully utilize all loss and credit carryovers set to expire beyond 2025.
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
Nuclear Decommissioning – Asset Retirement Obligation
Key Assumptions and Approach Used. Units 1, 2, and 3 decommissioning cost estimates are updated in each NDCTP and when there are material changes to the timing or amount of estimated future cash flows. Palo Verde decommissioning cost estimates are updated by the operating agent, Arizona Public Services, every three years and when there are material changes to the timing or amount of estimated future cash flows. SCE estimates that it will spend approximately $7.4 billion, undiscounted through 2098, to decommission its nuclear facilities.
The current ARO estimates for San Onofre and Palo Verde are based on:
•Decommissioning Costs. The estimated costs for labor, material, equipment and other, and low-level radioactive waste costs are included in each of the NRC decommissioning stages: license termination, site restoration and spent fuel storage. The liability to decommission SCE's nuclear power facilities is based on a 2024 decommissioning study, filed as part of the 2024 NDCTP, for Units 1, 2, and 3 and a 2023 decommissioning study for Palo Verde.
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
•Timing. Initial decommissioning activities at Unit 1 started in 1999 and at Units 2 and 3 in 2013. Cost estimates for San Onofre Units are currently based on completion of decommissioning activities by 2056. Cost estimates for Palo Verde are based on an assumption that decommissioning will commence promptly after the current NRC operating licenses expire. The Palo Verde 1, 2, and 3 operating licenses currently expire in 2045, 2046, and 2047, respectively.
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
Effect if Different Assumptions Used. The ARO for decommissioning SCE's nuclear facilities was $2.0 billion as of December 31, 2025, based on the most recent decommissioning studies performed and the subsequent cost estimate updates. Changes in the estimated costs, execution strategy or timing of decommissioning, or in the assumptions and judgments by management underlying these estimates, could cause material revisions to the estimated total cost to decommission these facilities which could have a material effect on the recorded liability.
The following table illustrates the increase to the ARO liability if the cost escalation rate was adjusted while leaving all other assumptions constant:

(in millions)	Increase to ARO at December 31, 2025
Uniform increase in escalation rate of 1 percentage point	$582

The increase in the ARO liability driven by an increase in the escalation rate would result in a decrease in the regulatory liability for recoveries in excess of ARO liabilities. As of December 31, 2025, the regulatory liability for recoveries in excess of ARO liabilities was $2.1 billion.
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
As of December 31, 2025, Edison International's and SCE's pension plans had a $3.7 billion and $3.4 billion projected benefit obligation, respectively, and total 2025 expense for these plans was $30 million and $26 million, respectively. As of December 31, 2025, the accumulated benefit obligation for Edison International's and SCE's PBOP plans were $749 million and $745 million, respectively, and there were $12 million and $11 million benefit for Edison International's and SCE's PBOP plans for 2025, respectively. The majority of annual contributions made to SCE's pension and PBOP plan are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the related annual expense.
Pension expense is recorded for SCE based on the amount funded to the trusts, as calculated using an actuarial method required for ratemaking purposes, in which the impact of market volatility on plan assets is recognized in earnings on a more gradual basis. Any difference between pension expense calculated in accordance with ratemaking methods and pension expense calculated in accordance with authoritative accounting guidance for pension is accumulated as a regulatory asset or liability, and is expected, over time, to be recovered from or returned to customers. As of December 31, 2025, this cumulative difference amounted to $157 million, meaning that the ratemaking method has recognized less in expense than the accounting method since implementation of authoritative guidance for employers' accounting for pensions in 1987, which was offset by a regulatory liability for the current funding level of SCE's pension plan.
Edison International and SCE used the following critical assumptions to determine expense for pension and PBOP for 2025:

(in millions)	Pension Plans	PBOP Plans
Discount rate[1]	5.56%	5.60%
Expected long-term return on plan assets[2]	6.75%	4.72%
Assumed health care cost trend rates[3]	*	6.50%
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
2To determine the expected long-term rate of return on pension plan assets, current and expected asset allocations are considered, as well as historical and expected returns on plan assets. A portion of PBOP trusts asset returns are subject to taxation, so the rate of return on plan assets above is determined on an after-tax basis. Actual time-weighted, annualized returns on the pension plan assets were 11.6%, 4.4%, and 7.7% for the one-year, five-year and ten-year periods ended December 31, 2025, respectively. Actual time-

weighted, annualized returns on the PBOP plan assets were 7.3%, 0.6%, and 4.7% over these same periods. Accounting principles provide that differences between expected and actual returns are recognized over the average future service of employees.
3The health care cost trend rate gradually declines to 5.00% for 2031 and beyond.
As of December 31, 2025, Edison International and SCE had unrecognized net pension gains of $173 million and $141 million, respectively, and unrecognized PBOP gains of $1.7 billion. The unrecognized pension and PBOP gains primarily consisted of the cumulative impact of the increased discount rates on the respective benefit obligations and the cumulative difference between the expected and actual rate of return on plan assets. Of these deferred gains, $158 million of SCE's pension gains and $1.7 billion of SCE's PBOP gains are recorded as regulatory liabilities, respectively, and are expected to be amortized to expense over the expected future service of the employees (subject to regulatory adjustment) or refunded to ratepayers at the termination or completion of the plan.
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
The following table summarizes the increase or decrease to projected benefit obligation for pension and the accumulated benefit obligation for PBOP if the discount rate were changed while leaving all other assumptions constant:

	Edison International		SCE
(in millions)	Increase in discount rate by 1%	Decrease in discount rate by 1%	Increase in discount rate by 1%	Decrease in discount rate by 1%
Change to projected benefit obligation for pension	$(116)	$138	$(94)	$111
Change to accumulated benefit obligation for PBOP	(70)	83	(70)	83
A one percentage point increase in the expected rate of return on pension plan assets would decrease Edison International's and SCE's current year expense by $36 million and $34 million, respectively, and a one percentage point increase in the expected rate of return on PBOP plan assets would decrease both Edison International's and SCE's current year expense by $24 million.
Contributions to the Wildfire Fund
Nature of Estimates Required. At December 31, 2025, Edison International and SCE have a $1.7 billion long-term asset and a $138 million current asset reflected as "Wildfire Fund contributions" in the consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Fund, reduced by amortization. At December 31, 2025, a long-term liability of $274 million has been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contributions. Contributions were discounted to the present value using US treasury interest rates at the date SCE committed to participate in the Wildfire Fund.
Management concluded it would be most appropriate to account for the contributions to the Wildfire Fund similar to prepaid insurance, ratably allocating the expense to periods based on an estimated period of coverage.
Key Assumptions and Approach Used. The Wildfire Fund does not have a defined life and instead, will terminate when the fund administrator determines that the fund has been exhausted. Estimating the period of coverage of the fund requires significant judgment. Frequency of wildfire events and estimated costs associated with wildfire events caused by participating utilities are among the significant factors used to estimate the fund's period of coverage.
SCE reassess the period of coverage of the fund at least annually in the first quarter each year and when new or additional information becomes available. As of the date of this filing, after considering the current accrued losses for the Eaton Fire, SCE does not have new or additional information that would enable it to change its prior assessment that the Wildfire Fund would provide coverage for an estimated 20 years from the date SCE committed to participate in the Wildfire Fund. When updating its estimate, SCE includes all its fires for which losses can be reasonably estimated, and relies on publicly disclosed wildfire-related losses related to other participating utilities. As discussed in "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides," while SCE believes that it will incur material losses in connection with the Eaton Fire, it is currently unable to reasonably estimate a range of losses that may be incurred. The Wildfire Fund amortization period will be evaluated and adjusted as new or additional information on contributions and wildfire events, including reasonably estimated losses related to the Eaton Fire, becomes available.
Edison International and SCE adjust the period of coverage on a prospective basis and amortize the Wildfire Fund contribution asset ratably over the remaining estimated life of the fund. An impairment will be recorded to the Wildfire Fund contribution asset, if the asset exceeds SCE's ability to benefit from the remaining coverage provided by the Wildfire Fund.
In 2025, management determined that the period of coverage for the Wildfire Fund, based on available historical data from wildfires caused by electrical utility equipment to estimate expected loss, the current accrued losses for the Eaton Fire, as well as based on the fact that it is currently unable to reasonably estimate the range of losses associated with the Eaton Fire, continues to be an estimated 20 years from the date SCE committed to participate in the Wildfire Fund.
Effect if Different Assumptions Used. Changes in the estimated life of the Wildfire Fund, including impairment of the fund, could have a material impact on the expense recognition.
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
The CPUC or the FERC may not allow SCE to recover costs on the basis that such costs were not reasonably or prudently incurred or for other reasons. Further, SCE may incur expenses before the relevant regulatory agency approves the recovery of such costs. For example, SCE has incurred, and expects to further incur, wildfire mitigation expenses before it is clear whether such costs will be recoverable from customers. Also, the CPUC may deny recovery of costs incurred by SCE, including uninsured wildfire-related costs, if the CPUC determines that SCE was not prudent. For further information on recovery of uninsured wildfire-related costs see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs" and "Management Overview—Southern California Wildfires and Mudslides" in the MD&A. In addition, while SCE supports California's environmental goals, it may be prevented from fully executing on its strategy to support such goals by regulatory delay or lack of approval of cost-recovery for the costs of such strategic actions and electrification programs from the relevant regulatory agencies, including as a result of customer affordability concerns. For example, in the 2025 GRC final decision, the CPUC denied 50% of SCE’s requested upfront funding for its Transportation Electrification Grid Readiness program, citing uncertain market conditions and considering intervenor positions, many of which raised affordability concerns.
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
The Wildfire Fund and other provisions of the California Wildfire Legislation may not be sufficient or effectively mitigate the significant risk faced by California investor-owned utilities related to liability for damages arising from catastrophic wildfires where utility facilities are a substantial cause, which could have a detrimental effect on SCE's business and financial condition. The effectiveness of the California Wildfire Legislation to mitigate the wildfire-related risk faced by SCE is conditioned in part on the performance of OEIS and various entities formed under AB 1054 and related legislation to, among other things, administer the Wildfire Fund, approve WMPs, issue safety certifications, oversee and enforce compliance with wildfire safety standards, and develop metrics to reduce risk and measure compliance with risk reduction.
In addition, CPUC approval is required to recover the costs SCE is incurring to strengthen its wildfire mitigation and prevention efforts described in SCE's WMPs. See "Business—Southern California Wildfires" and "Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings" in the MD&A.
Existing regulations may be revised or re-interpreted and new laws and regulations may be adopted, via the public initiative or legislative process, or become applicable to SCE, or its facilities or operations, in a manner that may have a detrimental effect on SCE's business or result in significant additional costs.

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
Severe wildfires and urban development in and near high fire risk areas in California have given rise to large damage claims against California utilities for fire-related losses alleged to be the result of utility practices and/or the failure of electric and other utility equipment. Catastrophic wildfires can occur in SCE's service area even if SCE effectively implements its WMPs. California courts have previously found utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. An inability to recover uninsured wildfire-related costs could materially affect SCE's business, financial condition and results of operations. For example, if SCE is unable to, or believes that it may be unable to, recover damages related to catastrophic wildfires through insurance, the Wildfire Fund (which is only available for fires ignited after July 12, 2019) or electric rates, or access the bank and capital markets on reasonable terms, SCE may not have sufficient cash or equity to pay dividends or may be restricted from declaring such dividends because it does not meet CPUC or California law requirements related to the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." Also see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Edison International's and SCE's costs of accessing capital markets have increased due to the risks associated with wildfires in Southern California. Edison International's and SCE's access to the bank and capital markets could also be constrained and/or the costs of accessing those markets could increase further as a result of wildfire risk, including if Edison International's and/or SCE's credit ratings are downgraded or placed on negative watch due to concerns about Edison International and/or SCE's financial health as a result of wildfires.
SCE's insurance coverage for wildfires may not be sufficient.
SCE may not be able to recover uninsured losses (including amounts paid for self-insured retention and co-insurance) in electric rates. Additionally, SCE’s contractors may experience coverage reductions and/or increased wildfire insurance costs in future years. For losses associated with claims occurring before the authorization of SCE’s CPUC-authorized customer-funded self-insurance program, no assurance can be given that losses will not exceed the limits of SCE's or its contractors' insurance coverage. Losses which are not fully insured or cannot be recovered from contractors, through the Wildfire Fund or electric rates, including any such losses that exceed funds available through the Wildfire Fund and are ultimately not authorized to be recovered through rates, could materially affect Edison International's and SCE's financial condition and results of operations. For more information on wildfire insurance risk, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
SCE may not effectively implement its wildfire mitigation plans.
SCE will face a higher likelihood of catastrophic wildfires in its service area if it cannot effectively implement its WMPs. For example, SCE may not be able to effectively implement its WMPs if it experiences unanticipated difficulties relative to permitting delays, sourcing, engaging, and retaining effectively trained contract workers or procuring materials it needs to fulfill its mitigation obligations under the WMPs. In addition, if SCE does not have an approved WMP, SCE will not be issued a safety certification from the CPUC and will consequently not benefit from the presumption of prudency or the Liability Cap. Furthermore, approval of a WMP by the OEIS does not ensure that the CPUC will authorize recovery of the associated costs. If the CPUC denies or limits cost recovery for work needed to execute an approved WMP, SCE may be required to absorb those costs or may need to reduce the scope or timing of its mitigation activities. For more information about the WMP process, see "Business—Southern California Wildfires— Safety Certification and Wildfire Mitigation Plan."
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
For more information on the presumption of prudency and the Liability Cap, see "Business—Southern California Wildfires—Recovery of Wildfire-Related Costs— California Wildfire Legislation."
SCE will not benefit from all of the features of the California Wildfire Legislation if the Wildfire Fund is exhausted.
Catastrophic wildfires could rapidly exhaust the Wildfire Fund and SCE will not be reimbursed by the Wildfire Fund or benefit from the Liability Cap if the fund has been exhausted as a result of damage claims previously incurred by SCE or the other participating utilities.
For more information on the California Wildfire Legislation , see "Business—Southern California Wildfires and Mudslides—Recovery of Wildfire-Related Costs—California Wildfire Legislation."
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
Climate change has caused, and exacerbated, extreme weather events and wildfires in southern California, and wildfires could cause, among other things, public safety issues, property damage and operational issues. In addition, the risk of flooding and debris flows occurring as a result of rain may be heightened. For example, the Eaton Fire that ignited in Los Angeles County in January 2025 resulted in loss of life, property damage and loss of service and subsequent extreme weather events such as increased rain or flooding could further impact the affected areas. If reimbursements from the Wildfire Fund for eligible claims related to the Eaton Fire are received later than projected, SCE could experience short‑term liquidity pressure, which may adversely affect SCE’s cash flows and liquidity position. For more information on liabilities related to wildfire events, see "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
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
Weather-related incidents and other natural disasters can lead to lost revenue and increased costs, including higher maintenance and repair costs, which SCE may not be able to recover from its customers. These incidents can also result in regulatory penalties and disallowances, particularly if SCE encounters difficulties in restoring power to its customers on a timely basis or if fire-related losses are found to be the result of utility practices and/or the failure of electric and other utility equipment. In addition, these occurrences could lead to significant claims for damages, including for loss of life and property damage. These occurrences could materially affect SCE's business, financial condition and results of operations, and the inability to restore power to SCE's customers could also materially damage the business reputation of SCE and Edison International.
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
SCE's infrastructure is aging and could pose a risk to system reliability if not sufficiently maintained and expanded to meet load growth and electrification needs. In addition, as described above, natural disasters such as wildfires in SCE's service area can cause significant public safety issues, property damage and operational issues. SCE is engaged in a significant and ongoing infrastructure investment program. This investment program, which includes transmission projects and constructing utility owned storage to mitigate possible state-wide capacity shortages, has inherent operational risks and elevates the need for effective execution in SCE's activities. For example, utility owned storage facilities utilize lithium-ion battery technology that in certain circumstances can and have caused a thermal event that can ignite nearby materials, including other lithium-ion cells particularly when deployed in indoor facilities. SCE's financial condition and results of operations could be materially affected if it is unable to successfully manage these risks as well as the risks inherent in constructing, operating, and maintaining its facilities, the operation of which can be hazardous and important for system reliability. SCE's inherent operating risks include such matters as the risks of human performance; availability of skilled workforce and workforce capabilities; contractor management; data and records accuracy; public opposition to infrastructure projects; delays; environmental remediation and mitigation costs; difficulty in estimating costs or in recovering costs that are above original estimates; system limitations and degradation; unexpected cascading critical system failure; maintaining physical security of workforce and assets; maintaining cybersecurity of data and assets; and delays and interruptions in necessary supplies. For example, SCE's financial condition may be materially affected as a result of safety incidents, delays, permitting violations and violations of regulatory requirements, among other things, caused by SCE's failure to appropriately manage its contractor workforce or from contractual violations by SCE's contractors and the inability for SCE to recover through contractual indemnities or insurance held by the contractor. SCE's financial condition may also be materially affected as a result of data or records inaccuracies, for example, inaccurate records could lead to missing or delayed compliance with SCE's policies and regulatory requirements, and could contribute to safety incidents.
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
The costs of decommissioning San Onofre are subject to reasonableness reviews by the CPUC. These costs may not be recoverable through regulatory processes or otherwise unless SCE can establish that the costs were reasonably incurred. In addition, SCE faces inherent execution risks including such matters as the risks of human performance, workforce capabilities, public opposition, permitting delays, governmental approvals, and force majeure events. Decommissioning costs ultimately incurred could exceed the current estimates and cost increases resulting from contractual disputes, delays in performance by DGC, elevated levels of inflation, permitting delays, or force majeure events, among other things, could cause SCE to materially overrun current decommissioning cost estimates and could materially impact the sufficiency of trust funds. See "Liquidity and Capital Resources—SCE—Decommissioning of San Onofre" in the MD&A.
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
SCE owns and operates the water distribution system that serves Catalina Island, California and a propane gas distribution system that serves the City of Avalon on the island. Production, storage, treatment and distribution of water for human use and the transportation, storage, distribution and use of gas can be hazardous, and can cause damage to private property and the environment and injury to employees and the general public if equipment fails or does not perform as anticipated. For example, the risks of operating a water distribution system include the potential for burst pipes and water contamination and the risks of operating gas distribution system include the potential for gas leaks, fire or explosion. The risks related to SCE's operation of its water and gas distribution systems may be exacerbated due to aging infrastructure. SCE has, in the past, requested that the CPUC allow SCE to include certain water system costs in electric rates and may make similar requests for the water and gas systems in the future. If such requests are denied, significant costs may not be recoverable from customers. In addition, SCE may have to pay fines, penalties and remediation costs if it does not comply with laws and regulations in the operation of the water and gas distribution systems. An inability to recover costs associated with any such damages or injuries or any fines, penalties or remediation costs, from insurance or through electric rates, could materially affect SCE's business, financial condition and results of operations.
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
Customer-owned generation and load departures to CCAs or Electric Service Providers each reduce the amount of electricity that customers purchase from utilities and have the effect of increasing utility rates unless customer rates are designed to allocate the costs of the distribution grid across all customers that benefit from its use. For example, some customers in California who generate their own power are not currently required to pay all transmission and distribution charges and non-bypassable charges, subject to limitations, which results in increased costs for other customers. If there are no updates in regulations to further support the need for customers to pay their share of transmission and distribution costs and non-bypassable charges, and the demand for electricity reduces so significantly that SCE is no longer effectively able to recover such costs from its customers, SCE's business, financial condition and results of operations will be materially impacted.
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
For more information. See "Business—SCE—Competition."
RISKS RELATING TO EDISON INTERNATIONAL AND SOUTHERN CALIFORNIA EDISON COMPANY
Cybersecurity and Physical Security Risks
Successful attacks on SCE information and operational technology systems and infrastructure could have a material impact on SCE's operations or financial condition
Edison International and SCE systems, assets and personnel are targets for physical and cyber attacks. Regulators such as NERC and U.S. Government agencies, including the Departments of Defense, Homeland Security, and Energy, have increasingly stressed that threat sources, including nation-state actors, continue to seek to identify and exploit vulnerabilities in the U.S. national electric grid and other critical energy infrastructures, and that such attacks and disruptions, both physical and cyber, are highly sophisticated and dynamic. Several U.S. Government agencies have highlighted the increasing risks related to physical and cybersecurity attacks, including ransomware attacks, related to the electric sector, including its supply chain, and that the risks may escalate during periods of heightened geopolitical tensions.
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
Vendors and other third parties may be used to target and attack SCE
SCE interacts with a wide array of third parties and depends on vendors to provide it with products and services. These products and services may contain vulnerabilities and could require patching which could cause disruptions to SCE's operations. Malicious actors may attack vendors to disrupt the services they provide to SCE, or to use those vendors as a conduit to attack SCE. SCE system data and architecture are also disclosed, either voluntarily or by mandate, to third parties and the public by regulators, employees, contractors, and vendors. This system data may be used by malicious actors to understand SCE’s systems to prepare for a cyber or physical attack.
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
Edison International and SCE could be materially and adversely impacted by catastrophic, macroeconomic and geopolitical events, such as the effects of increased inflationary pressures and interest rates, potential economic downturns or recessions, geopolitical pressures, and pandemics and regional health emergencies. For example, the global spread of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, created significant uncertainty, volatility and disruption globally that resulted in, among other things, disruption to supply chains, economies, and workforce and impacted the operations of Edison International and SCE. Additionally, the geopolitical developments involving the Russia-Ukraine conflict, China and the Middle East, could cause delays and disruptions in the supply chain and the availability and timely delivery of services, materials and components used in SCE’s operations. Geopolitical tensions can also heighten cybersecurity risks, including the risk of malicious activity by state‑sponsored actors. For additional information regarding these cybersecurity threats, see “—Cybersecurity and Physical Security Risks.” Evolving U.S. and California governmental policies and regulatory initiatives could lead to changes in economic conditions or economic uncertainties in the State of California, United States and globally, including impacts to infrastructure investments, tariffs, taxes, and energy, environmental and social policies.
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
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Edison International
Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Edison International and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and schedule of condensed financial information of parent as of December 31, 2025 and 2024 and for each of the three years in the period ended December 31, 2025 appearing after Item 15(a)(3) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Southern California Wildfires Loss Contingencies – 2025 Eaton Fire
As described in Note 12 to the consolidated financial statements, in January 2025, several wind-driven wildfires impacted portions of Southern California Edison Company’s (SCE) service area, causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. One of the largest of these wildfires, the "Eaton Fire," ignited in SCE's service area in Los Angeles County and spread due to a number of contributing factors under conditions of an extreme Santa Ana windstorm. Each reporting period, management reviews the Company’s loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: volumes of claims, damages asserted and associated loss, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, prior experience litigating and settling wildfire litigation claims, the amount of insurance that may offset losses, and estimating contributory liabilities from third parties who may be responsible for portions of loss. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. In light of pending litigation, it is probable that the Company will incur additional material losses in connection with the Eaton Fire; however, the Company is currently unable to reasonably estimate a range of losses that may be incurred.
The principal considerations for our determination that performing procedures relating to the Southern California Wildfires Loss Contingencies - 2025 Eaton Fire is a critical audit matter are (i) the significant judgment by management when determining whether a loss is probable and when determining whether the amount of the loss or range of loss can be reasonably estimated as it relates to the 2025 Eaton Fire and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's assessment of the loss contingencies associated with the 2025 Eaton Fire.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of the loss contingencies associated with the 2025 Eaton Fire, including controls over assessing whether a loss is probable and whether the amount of the loss or range of loss can be reasonably estimated based on currently available information, as well as financial statement disclosures. These procedures also included, among others (i) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, (ii) evaluating, on a sample basis, contracts and agreements for executed settlements, (iii) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (iv) evaluating the sufficiency of the Company’s disclosures related to the 2025 Eaton Fire.
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission (CPUC) and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of the Company’s operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the accounting principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2025, $16.3 billion was recorded in regulatory assets and $11.8 billion was recorded in regulatory liabilities.

The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to management’s assessment of the recoverability and settlement of existing and new regulatory assets and liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's regulatory accounting process, including controls over management’s assessment of the recoverability and settlement of existing and new regulatory assets and liabilities. These procedures also included, among others (i) obtaining and evaluating the Company's correspondence with regulators; (ii) evaluating the reasonableness of management's assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities at the balance sheet date; (iii) evaluating the sufficiency of the disclosures; and (iv) testing, on a sample basis, the calculation of regulatory assets and regulatory liabilities based on provisions outlined in the rate orders.

/s/PricewaterhouseCoopers LLP
Los Angeles, California
February 18, 2026
We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Southern California Edison Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Southern California Edison Company and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.
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
Southern California Wildfires Loss Contingencies – 2025 Eaton Fire
As described in Note 12 to the consolidated financial statements, in January 2025, several wind-driven wildfires impacted portions of Southern California Edison Company’s (SCE) service area, causing loss of life, substantial damage to both residential and business properties, and service outages for SCE customers. One of the largest of these wildfires, the "Eaton Fire," ignited in SCE's service area in Los Angeles County and spread due to a number of contributing factors under conditions of an extreme Santa Ana windstorm. Each reporting period, management reviews the Company’s loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: volumes of claims, damages asserted and associated loss, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, prior experience litigating and settling wildfire litigation claims, the amount of insurance that may offset losses, and estimating contributory liabilities from third parties who may be responsible for portions of loss. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. In light of pending litigation, it is probable that the Company will incur additional material losses in connection with the Eaton Fire; however, the Company is currently unable to reasonably estimate a range of losses that may be incurred.

The principal considerations for our determination that performing procedures relating to the Southern California Wildfires Loss Contingencies - 2025 Eaton Fire is a critical audit matter are (i) the significant judgment by management when determining whether a loss is probable and when determining whether the amount of the loss or range of loss can be reasonably estimated as it relates to the 2025 Eaton Fire and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management's assessment of the loss contingencies associated with the 2025 Eaton Fire.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management's assessment of the loss contingencies associated with the 2025 Eaton Fire, including controls over assessing whether a loss is probable and whether the amount of the loss or range of loss can be reasonably estimated based on currently available information, as well as financial statement disclosures. These procedures also included, among others (i) obtaining and evaluating the letters of audit inquiry with internal and external legal counsel, (ii) evaluating, on a sample basis, contracts and agreements for executed settlements, (iii) evaluating the reasonableness of management’s assessment regarding whether an unfavorable outcome is reasonably possible or probable and reasonably estimable; and (iv) evaluating the sufficiency of the Company’s disclosures related to the 2025 Eaton Fire.
Accounting for the Effects of Rate Regulation
As described in Notes 1 and 11 to the consolidated financial statements, the Company's accounting policies conform to accounting principles generally accepted in the United States of America, including the accounting principles for rate-regulated enterprises, which reflect the ratemaking policies of the California Public Utility Commission (CPUC) and the FERC. Management applies authoritative guidance for rate-regulated enterprises to the portion of the Company’s operations in which regulators set rates at levels intended to recover the estimated costs of providing service, plus a return on net investments in assets, or rate base. Regulators may also impose certain penalties or grant certain incentives. Due to timing and other differences in the collection of electric utility revenue, these accounting principles require an incurred cost that would otherwise be charged to expense by a non-regulated entity to be capitalized as a regulatory asset if it is probable that the cost is recoverable through future rates; and conversely the accounting principles require recording of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future or amounts collected in excess of costs incurred and refundable to customers. As disclosed by management, management assesses at the end of each reporting period whether regulatory assets are probable of future recovery by considering factors such as the current regulatory environment, the issuance of rate orders on recovery of the specific or a similar incurred cost to the Company or other rate-regulated entities, and other factors that would indicate that the regulator will treat an incurred cost as allowable for ratemaking purposes. As of December 31, 2025, $16.3 billion was recorded in regulatory assets and $11.8 billion was recorded in regulatory liabilities.
The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to management’s assessment of the recoverability and settlement of existing and new regulatory assets and liabilities.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company's regulatory accounting process, including controls over management’s assessment of the recoverability and settlement of existing and new regulatory assets and liabilities. These procedures also included, among others (i) obtaining and evaluating the Company's correspondence with regulators; (ii) evaluating the reasonableness of management's assessment regarding the probability of recovery of regulatory assets and settlement of regulatory liabilities at the balance sheet date; (iii) evaluating the sufficiency of the disclosures; and (iv) testing, on a sample basis, the calculation of regulatory assets and regulatory liabilities based on provisions outlined in the rate orders.

/s/PricewaterhouseCoopers LLP
Los Angeles, California
February 18, 2026
We have served as the Company’s auditor since 2002.

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income	Edison International

	Years ended December 31,
(in millions, except per-share amounts)	2025	2024	2023
Operating revenue	$19,317	$17,599	$16,338
Purchased power and fuel	4,933	5,209	5,486
Operation and maintenance	5,098	5,172	4,138
Wildfire-related claims, net of (recoveries)	(1,959)	652	667
Wildfire Fund expense	144	146	213
Depreciation and amortization	3,237	2,866	2,635
Property and other taxes	665	624	571
Asset impairment	106	—	1
Total operating expenses	12,224	14,669	13,711
Operating income	7,093	2,930	2,627
Interest expense	(1,539)	(1,869)	(1,612)
Other income, net	438	502	500
Income before income taxes	5,992	1,563	1,515
Income tax expense	1,291	17	108
Net income	4,701	1,546	1,407
Less: Preference stock dividend requirements of SCE	144	175	123
Preferred stock dividend requirements of Edison International	98	87	87
Net income available to Edison International common shareholders	4,459	1,284	1,197
Basic earnings per share:
Weighted average shares of common stock outstanding	385	386	383
Basic earnings per common share available to Edison International common shareholders	$11.58	$3.33	$3.12
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	386	388	385
Diluted earnings per common share available to Edison International common shareholders	$11.55	$3.31	$3.11
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Edison International

	Years ended December 31,
(in millions)	2025	2024	2023
Net income	$4,701	$1,546	$1,407
Other comprehensive income (loss), net of tax:
Pension and postretirement benefits other than pensions	5	9	(1)
Foreign currency translation adjustments	1	—	3
Other comprehensive income, net of tax	6	9	2
Comprehensive income	4,707	1,555	1,409
Less: Comprehensive income attributable to noncontrolling interests	144	175	123
Comprehensive income attributable to Edison International	$4,563	$1,380	$1,286
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions)	2025	2024
ASSETS
Cash and cash equivalents	$158	$193
Receivables, net of allowances for uncollectible accounts of $356 and $352 at respective dates	1,463	2,169
Accrued unbilled revenue	1,238	848
Inventory	535	538
Prepaid expenses	119	103
Regulatory assets	3,290	2,748
Wildfire Fund contributions	138	138
Other current assets	745	418
Total current assets	7,686	7,155
Nuclear decommissioning trusts	4,535	4,286
Other investments	51	57
Total investments	4,586	4,343
Utility property, plant and equipment, net of accumulated depreciation and amortization of $15,060 and $14,207 at respective dates	63,131	59,047
Nonutility property, plant and equipment, net of accumulated depreciation of $132 and $124 at respective dates	197	207
Total property, plant and equipment	63,328	59,254
Receivables, net of allowances for uncollectible accounts of $49 and $43 at respective dates	38	62
Regulatory assets (include $3,092 and $1,512 related to a Variable Interest Entity ("VIE") at respective dates)	12,960	8,886
Wildfire Fund contributions	1,740	1,878
Operating lease right-of-use assets	1,161	1,180
Long-term insurance receivables	359	418
Other long-term assets	2,168	2,403
Total other assets	18,426	14,827
Total assets	$94,026	$85,579
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Edison International

	December 31,
(in millions, except share amounts)	2025	2024
LIABILITIES AND EQUITY
Short-term debt	$2,390	$998
Current portion of long-term debt	1,928	2,049
Accounts payable	2,344	2,000
Wildfire-related claims	585	60
Accrued interest	473	422
Regulatory liabilities	1,158	1,347
Current portion of operating lease liabilities	120	124
Other current liabilities	1,538	1,439
Total current liabilities	10,536	8,439
Long-term debt (includes $3,022 and $1,468 related to a VIE at respective dates)	36,070	33,534
Deferred income taxes and credits	9,114	7,180
Pensions and benefits	370	384
Asset retirement obligations	2,583	2,580
Regulatory liabilities	10,627	10,159
Operating lease liabilities	1,041	1,056
Wildfire-related claims	721	941
Other deferred credits and other long-term liabilities	3,705	3,566
Total deferred credits and other liabilities	28,161	25,866
Total liabilities	74,767	67,839
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; 414,342 and 1,159,317 shares of Series A and 87,937 and 503,454 shares of Series B issued and outstanding at respective dates)	497	1,645
Common stock, no par value (800,000,000 shares authorized; 384,787,056 and 384,784,719 shares issued and outstanding at respective dates)	6,362	6,353
Accumulated other comprehensive income	6	—
Retained earnings	10,714	7,567
Total Edison International's shareholders' equity	17,579	15,565
Noncontrolling interests – preference stock of SCE	1,680	2,175
Total equity	19,259	17,740
Total liabilities and equity	$94,026	$85,579
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Edison International

	Years ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$4,701	$1,546	$1,407
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,237	2,866	2,635
Equity allowance for funds used during construction	(189)	(187)	(157)
Asset impairment	106	—	1
Deferred income taxes	1,208	9	108
Wildfire Fund amortization expense	144	146	213
Other	176	154	143
Nuclear decommissioning trusts	(123)	(174)	(180)
Contributions to Wildfire Fund	(95)	(95)	(95)
Changes in operating assets and liabilities:
Receivables	662	(278)	(349)
Inventory	(4)	(14)	(63)
Accounts payable	78	53	(408)
Other current assets and liabilities	(253)	(85)	194
Derivative assets and liabilities, net	(11)	28	(174)
Regulatory assets and liabilities, net	(3,445)	1,219	576
Wildfire-related claims, net of insurance recoveries	(610)	(314)	(446)
Other noncurrent assets and liabilities	218	140	(4)
Net cash provided by operating activities	5,800	5,014	3,401
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $60, $44, and $54 for the respective years	5,133	5,256	5,121
Long-term debt repaid	(2,052)	(2,701)	(2,498)
Short-term debt issued	1,260	—	1,076
Short-term debt repaid	(230)	(401)	(2,407)
Common stock repurchased	(32)	(200)	—
Preferred and preference stock issued, net of issuance cost	—	345	542
Preferred and preference stock repurchased and redeemed	(1,664)	(656)	(289)
Commercial paper (repayments) borrowing, net	(346)	308	1,102
Dividends and distribution to noncontrolling interests	(136)	(168)	(117)
Common stock dividends paid	(1,274)	(1,198)	(1,112)
Preferred stock dividends paid	(104)	(88)	(108)
Other	16	177	137
Net cash provided by financing activities	571	674	1,447
Cash flows from investing activities:
Capital expenditures	(6,515)	(5,707)	(5,448)
Proceeds from sale of nuclear decommissioning trust investments	6,219	5,019	4,597
Purchases of nuclear decommissioning trust investments	(6,098)	(4,898)	(4,417)
Other	59	50	35
Net cash used in investing activities	(6,335)	(5,536)	(5,233)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	36	152	(385)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	684	532	917
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$720	$684	$532
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Edison International

	Equity Attributable to Edison International Shareholders							Noncontrolling Interests
	Preferred stock		Common stock		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Subtotal	Preference Stock	Total Equity
(in millions, except shares and per share amounts)	Shares	Amount	Shares	Amount
Balance at December 31, 2022	2,000,000	$1,978	382,208,498	$6,200	$(11)	$7,454	$15,621	$1,901	$17,522
Net income	—	—	—	—	—	1,284	1,284	123	1,407
Other comprehensive income	—	—	—	—	2	—	2	—	2
Common stock issued	—	—	1,716,414	92	—	—	92	—	92
Common stock dividends declared ($2.9925 per share)	—	—	—	—	—	(1,147)	(1,147)	—	(1,147)
Preferred stock dividend accrued ($53.75 per share for Series A and $50 per share for Series B)	—	—	—	—	—	(108)	(108)	—	(108)
Dividends to noncontrolling interests ($96.8230 - $143.75 per share for preference stock)	—	—	—	—	—	—	—	(123)	(123)
Noncash stock-based compensation	—	—	—	46	—	—	46	—	46
Preference stock issued, net of issuance cost	—	—	—	—	—	—	—	542	542
Preferred stock repurchased	(308,229)	(305)	—	—	—	16	(289)	—	(289)
Balance at December 31, 2023	1,691,771	1,673	383,924,912	6,338	(9)	7,499	15,501	2,443	17,944
Net income	—	—	—	—	—	1,371	1,371	175	1,546
Other comprehensive income	—	—	—	—	9	—	9	—	9
Common stock issued	—	—	3,272,010	158	—	—	158	—	158
Common stock repurchased	—	—	(2,412,203)	(200)	—	—	(200)	—	(200)
Common stock dividends declared ($3.1675 per share)	—	—	—	—	—	(1,221)	(1,221)	—	(1,221)
Preferred stock dividend declared ($53.75 per share for Series A and $50.00 per share for Series B)	—	—	—	—	—	(88)	(88)	—	(88)
Dividends to noncontrolling interests ($24.418 - $199.479 per share for preference stock)	—	—	—	—	—	6	6	(160)	(154)
Noncash stock-based compensation	—	—	—	57	—	—	57	—	57
Preference stock issued, net of issuance cost	—	—	—	—	—	—	—	345	345
Preference stock redeemed	—	—	—	—	—	—	—	(628)	(628)
Preferred stock repurchased	(29,000)	(28)	—	—	—	—	(28)	—	(28)
Balance at December 31, 2024	1,662,771	1,645	384,784,719	6,353	—	7,567	15,565	2,175	17,740
Net income	—	—	—	—	—	4,557	4,557	144	4,701
Other comprehensive income	—	—	—	—	6	—	6	—	6
Common stock issued	—	—	553,336	5	—	—	5	—	5
Common stock repurchased	—	—	(550,999)	(32)	—	—	(32)	—	(32)
Common stock dividends declared ($3.36 per share)	—	—	—	—	—	(1,293)	(1,293)	—	(1,293)
Preferred stock dividend declared ($53.75 per share for Series A and $50.00 per share for Series B)	—	—	—	—	—	(104)	(104)	—	(104)
Dividends to noncontrolling interests ($125 - $187.5 per share for preference stock)	—	—	—	—	—	(1)	(1)	(135)	(136)
Shares withheld for tax withholdings on vested equity awards	—	—		(21)	—	—	(21)	—	(21)
Noncash stock-based compensation	—	—	—	57	—	—	57	—	57
Preference stock redeemed and repurchased	—	—	—	—	—	—	—	(504)	(504)
Preferred stock repurchased	(1,160,492)	(1,148)	—	—	—	(12)	(1,160)	—	(1,160)
Balance at December 31, 2025	502,279	$497	384,787,056	$6,362	$6	$10,714	$17,579	$1,680	$19,259
The accompanying notes are an integral part of these consolidated financial statements.

(This page has been left blank intentionally.)

Consolidated Statements of Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2025	2024	2023
Operating revenue	$19,276	$17,547	$16,275
Purchased power and fuel	4,933	5,209	5,486
Operation and maintenance	4,999	5,064	4,071
Wildfire-related claims, net of (recoveries)	(2,009)	647	665
Wildfire Fund expense	144	146	213
Depreciation and amortization	3,233	2,865	2,633
Property and other taxes	662	620	566
Asset impairment	106	—	1
Total operating expenses	12,068	14,551	13,635
Operating income	7,208	2,996	2,640
Interest expense	(1,207)	(1,575)	(1,356)
Other income, net	447	493	497
Income before income taxes	6,448	1,914	1,781
Income tax expense	1,415	120	184
Net income	5,033	1,794	1,597
Less: Preference stock dividend requirements	144	175	123
Net income available for common stock	$4,889	$1,619	$1,474
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Years ended December 31,
(in millions)	2025	2024	2023
Net income	$5,033	$1,794	$1,597
Other comprehensive (loss) income, net of tax:
Pension and postretirement benefits other than pensions	(3)	3	(4)
Other comprehensive (loss) income, net of tax	(3)	3	(4)
Comprehensive income	$5,030	$1,797	$1,593
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions)	2025	2024
ASSETS
Cash and cash equivalents	$98	$78
Receivables, net of allowances for uncollectible accounts of $353 and $347 at respective dates	1,455	2,160
Accrued unbilled revenue	1,236	845
Inventory	535	538
Prepaid expenses	118	102
Regulatory assets	3,290	2,748
Wildfire Fund contributions	138	138
Other current assets	743	415
Total current assets	7,613	7,024
Nuclear decommissioning trusts	4,535	4,286
Other investments	40	38
Total investments	4,575	4,324
Utility property, plant and equipment, net of accumulated depreciation and amortization of $15,060 and $14,207 at respective dates	63,131	59,047
Nonutility property, plant and equipment, net of accumulated depreciation of $113 and $108 at respective dates	188	199
Total property, plant and equipment	63,319	59,246
Receivables, net of allowances for uncollectible accounts of $49 and $43 at respective dates	38	62
Regulatory assets (include $3,092 and $1,512 related to a VIE at respective dates)	12,960	8,886
Wildfire Fund contributions	1,740	1,878
Operating lease right-of-use assets	1,155	1,174
Long-term insurance receivables	145	131
Long-term insurance receivables due from affiliate	226	303
Other long-term assets	2,074	2,317
Total other assets	18,338	14,751
Total assets	$93,845	$85,345

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets	Southern California Edison Company

	December 31,
(in millions, except share amounts)	2025	2024
LIABILITIES AND EQUITY
Short-term debt	$1,036	$553
Current portion of long-term debt	1,928	1,249
Accounts payable	2,353	2,078
Wildfire-related claims	585	60
Accrued interest	432	385
Regulatory liabilities	1,158	1,347
Current portion of operating lease liabilities	118	123
Other current liabilities	1,599	1,495
Total current liabilities	9,209	7,290
Long-term debt (includes $3,022 and $1,468 related to a VIE at respective dates)	31,255	29,266
Deferred income taxes and credits	10,712	8,697
Pensions and benefits	87	92
Asset retirement obligations	2,583	2,580
Regulatory liabilities	10,627	10,159
Operating lease liabilities	1,037	1,051
Wildfire-related claims	721	941
Other deferred credits and other long-term liabilities	3,684	3,518
Total deferred credits and other liabilities	29,451	27,038
Total liabilities	69,915	63,594
Commitments and contingencies (Note 12)
Preference stock	1,714	2,220
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,970	8,950
Accumulated other comprehensive loss	(12)	(9)
Retained earnings	11,090	8,422
Total equity	23,930	21,751
Total liabilities and equity	$93,845	$85,345

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows	Southern California Edison Company

	Years ended December 31,
(in millions)	2025	2024	2023
Cash flows from operating activities:
Net income	$5,033	$1,794	$1,597
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	3,233	2,865	2,633
Equity allowance for funds used during construction	(189)	(187)	(157)
Asset impairment	106	—	1
Deferred income taxes	1,288	69	179
Wildfire Fund amortization expense	144	146	213
Other	125	120	110
Nuclear decommissioning trusts	(123)	(174)	(180)
Contributions to Wildfire Fund	(95)	(95)	(95)
Changes in operating assets and liabilities:
Receivables	661	(298)	(336)
Inventory	(4)	(14)	(63)
Accounts payable	9	148	(413)
Other current assets and liabilities	(231)	(85)	224
Derivative assets and liabilities, net	(11)	28	(174)
Regulatory assets and liabilities, net	(3,445)	1,219	576
Wildfire-related claims, net of insurance recoveries	(607)	(319)	(449)
Other noncurrent assets and liabilities	258	166	15
Net cash provided by operating activities	6,152	5,383	3,681
Cash flows from financing activities:
Long-term debt issued, net of discount and issuance costs of $49, $36 and $37 for the respective years	4,593	4,214	3,588
Long-term debt repaid	(1,252)	(2,201)	(2,098)
Short-term debt borrowed	410	—	706
Short-term debt repaid	(129)	(386)	(1,051)
Capital contributions from Edison International Parent	—	500	—
Preference stock issued, net of issuance cost	—	345	542
Preference stock redeemed and repurchased	(504)	(628)	—
Commercial paper (repayments) borrowing, net	(504)	94	963
Common stock dividends paid	(2,220)	(1,440)	(1,400)
Preference stock dividends paid	(136)	(168)	(117)
Other	11	(16)	49
Net cash provided by financing activities	269	314	1,182
Cash flows from investing activities:
Capital expenditures	(6,512)	(5,703)	(5,446)
Proceeds from sale of nuclear decommissioning trust investments	6,219	5,019	4,597
Purchases of nuclear decommissioning trust investments	(6,098)	(4,898)	(4,417)
Other	62	52	35
Net cash used in investing activities	(6,329)	(5,530)	(5,231)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	92	167	(368)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	565	398	766
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$657	$565	$398
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity	Southern California Edison Company

	Preference	Common	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
(in millions, except per share amounts)	Stock	Stock
Balance at December 31, 2022	$1,945	$2,168	$8,441	$(8)	$8,243	$20,789
Net income	—	—	—	—	1,597	1,597
Other comprehensive income	—	—	—	(4)	—	(4)
Dividends declared on common stock ($3.2422 per share)	—	—	—	—	(1,410)	(1,410)
Dividends declared on preference stock ($96.8230 - $143.75 per share)	—	—	—	—	(123)	(123)
Stock-based compensation	—	—	(13)	—	—	(13)
Noncash stock-based compensation	—	—	26	—	—	26
Preference stock issued	550	—	(8)	—	—	542
Balance at December 31, 2023	$2,495	$2,168	$8,446	$(12)	$8,307	$21,404
Net income	—	—	—	—	1,794	1,794
Other comprehensive income	—	—	—	3	—	3
Capital contribution from Edison International	—	—	500	—	—	500
Dividends declared on common stock ($3.4722 per share)	—	—	—	—	(1,510)	(1,510)
Dividends declared on preference stock ($24.418 - $199.479 per share)	—	—	—	—	(154)	(154)
Stock-based compensation	—	—	(35)	—	—	(35)
Noncash stock-based compensation	—	—	32	—	—	32
Preference stock issued	350	—	(5)	—	—	345
Preference stock redeemed	(625)	—	12	—	(15)	(628)
Balance at December 31, 2024	$2,220	$2,168	$8,950	$(9)	$8,422	$21,751
Net income	—	—	—	—	5,033	5,033
Other comprehensive income	—	—	—	(3)	—	(3)
Dividends declared on common stock ($5.1048 per share)	—	—	—	—	(2,220)	(2,220)
Dividends declared on preference stock ($125.00 - $187.50 per share)	—	—	—	—	(136)	(136)
Stock-based compensation	—	—	(21)	—	—	(21)
Noncash stock-based compensation	—	—	30	—	—	30
Preference stock redeemed and repurchased	(506)	—	11	—	(9)	(504)
Balance at December 31, 2025	$1,714	$2,168	$8,970	$(12)	$11,090	$23,930

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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Certain prior period amounts have been conformed to the current period's presentation.
Segment Information
The President and Chief Executive Officer ("CEO") of Edison International, as the chief operating decision maker ("CODM"), assesses Edison International’s performance and allocates resources based on its net income. This measure is reported as "Net income attributable to Edison International common shareholders" on Edison International's consolidated statements of income. The President and CEO of SCE, as its CODM, evaluates SCE's performance and allocates resources based on "Net income available for common stock" reported on SCE's consolidated statements of income. These net income measures are used by the Edison International and SCE CODMs to compare earnings from period to period and facilitate their respective assessment of performance of Edison International and SCE. The CODMs also use core earnings (loss) for financial planning and for additional analyses of performance. Core earnings (loss) is a non-GAAP financial measure which is defined as earnings available to shareholders less non-core items. Non-core items include income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings. Edison International's and SCE's significant segment expenses agree to those disclosed in the consolidated statements of income. The measures of Edison International's and SCE's segment assets are reported on Edison International's and SCE's consolidated balance sheets, respectively, as total assets.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table sets forth the cash, cash equivalents, restricted cash and restricted cash equivalents included in the consolidated statements of cash flows:

	Edison International		SCE
	December 31,
(in millions)	2025	2024	2025	2024
Cash and cash equivalents[1]	$158	$193	$98	$78
Short-term restricted cash and cash equivalents[2]	552	40	549	36
Long-term restricted cash and cash equivalents[3]	10	451	10	451
Total cash and cash equivalents and restricted cash and cash equivalents	$720	$684	$657	$565
1Cash equivalents consist of investments in money market funds. Generally, the carrying value of cash equivalents equals the fair value, as these investments have original maturities of three months or less.
2Includes SCE Recovery Funding LLC's restricted cash for payments of senior secured recovery bonds and cash collected for customer-funded wildfire self-insurance related to settlements (see Note 12 for further information). Both are reflected in "Other current assets" on Edison International's and SCE's consolidated balance sheets.
3Represents cash collected for customer-funded wildfire self-insurance and is reflected in "Other long-term assets" on Edison International's and SCE's consolidated balance sheets. See Note 12 for further information.
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility and current economic trends, including unemployment rates and any likelihood of recession for the region. The change in the provision of uncollectible accounts for the year ended December 31, 2025, was driven primarily by consumer protection programs that limit disconnections for nonpayment, and higher write-offs in 2025 was a result of lower collections in 2024.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

(in millions)	Customers	All others	Total
Balance at December 31, 2022	$334	$20	$354
Current period provision for uncollectible accounts[1]	109	6	115
Write-offs, net of recoveries	(96)	(9)	(105)
Balance at December 31, 2023	$347	$17	$364
Current period provision for uncollectible accounts[1]	278	12	290
Write-offs, net of recoveries	(253)	(11)	(264)
Balance at December 31, 2024²	$372	$18	$390
Current period provision for uncollectible accounts[1]	356	41	397
Write-offs, net of recoveries	(368)	(17)	(385)
Balance at December 31, 2025²	$360	$42	$402
1This includes $296 million, $222 million, and $78 million of incremental costs for the years ended December 31, 2025, 2024, and 2023, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2Approximately $49 million and $43 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's consolidated balance sheets as of December 31, 2025 and 2024, respectively.
Inventory
SCE's inventory is primarily composed of materials, supplies and spare parts, and generally stated at weighted average cost or net realizable value when appropriate.

Emission Allowances and Energy Credits
SCE is allocated GHG allowances annually which it is then required to sell into quarterly auctions. GHG proceeds from the auctions are recorded as a regulatory liability to be refunded to customers. SCE purchases GHG allowances in quarterly auctions or from counterparties to satisfy its GHG emission compliance obligations and recovers such costs of GHG allowances from customers. GHG allowances held for use are classified as "Other current assets" on the consolidated balance sheets and are stated, similar to an inventory method, at the lower of weighted average cost or market. SCE will evaluate GHG allowances for impairment upon a triggering event that would indicate SCE might not recover the full cost of an allowance. SCE had GHG allowances held for use of $110 million and $66 million at December 31, 2025 and 2024, respectively. GHG emission obligations were $19 million and $22 million at December 31, 2025 and 2024, respectively, and are classified as "Other current liabilities" on the consolidated balance sheets.
SCE is allocated low carbon fuel standard ("LCFS") credits which it sells to market participants. Proceeds from the sales, net of selling fees and program administration expenses, are recorded in a balancing account to be refunded to eligible customers. SCE's net proceeds from the sale of these LCFS credits were $219 million and $243 million at December 31, 2025 and 2024, respectively. LCFS credits are classified as "Regulatory liabilities" on the consolidated balance sheets.
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
Estimated useful lives authorized by the CPUC in the 2025 GRC and weighted average useful lives of SCE's property, plant and equipment, are as follows:

	Estimated Useful Lives	Weighted Average Useful Lives
Generation plant	15 years to 57 years	38 years
Distribution plant	15 years to 66 years	49 years
Transmission plant	30 years to 70 years	54 years
General plant and other	5 years to 60 years	19 years
Depreciation of utility property, plant and equipment is computed on a composite straight-line, remaining-life basis. SCE's depreciation expense was $3.1 billion, $2.8 billion and $2.5 billion for 2025, 2024 and 2023, respectively. Depreciation expense stated as a percentage of average original cost of depreciable utility plant was, on a composite basis, 4.5%, 4.3% and 4.1% for 2025, 2024 and 2023, respectively. The original costs of retired property are charged to accumulated depreciation. See Note 2 for further information.
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
The following table summarizes SCE's AFUDC related to debt and equity:

	Years ended December 31,
(in millions)	2025	2024	2023
Debt AFUDC[1]	$86	$82	$74
Equity AFUDC[2]	189	187	157
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
In 2025, SCE recorded an impairment of $18 million related to utility property, plant and equipment associated with historical capital expenditures disallowed in the TKM and Woolsey Settlement Agreements.
Wildfire Fund
Senate Bill 254
SB 254 expands the Wildfire Fund originally created under AB 1054 by establishing the Continuation Account within the Wildfire Fund.
The Continuation Account became operative upon all three California investor-owned utilities, PG&E, SCE, and SDG&E (collectively, the "IOUs") electing to participate and agreeing to contribute to the Continuation Account if required.
The administrator of the Wildfire Fund will determine, on or before December 31, 2028, whether contributions to the Continuation Account are required, based on either of the following conditions: (a) the fund administrator projects that the original Wildfire Fund will be depleted within three years, or (b) a participating IOU notifies the fund administrator that it anticipates more than $1 billion in eligible claims in a single coverage year for one or more wildfires that ignite after the SB 254 Effective Date. If the fund administrator determines contributions are required, the CPUC will extend the non-bypassable charge imposed under AB 1054 until January 1, 2046 to collect customer contributions for the Continuation Account of $9 billion, and the IOUs will be required to contribute an initial aggregate amount of $5.1 billion (SCE's share is $2.4 billion) over the period 2029 through 2045. Additionally, if the fund administrator determines that additional contributions from IOUs are needed to enable the Continuation Account to fund the timely payment of eligible claims due to the likelihood of exhaustion of the fund, the fund administrator may require an additional aggregate contribution from the IOUs of $3.9 billion (the "Contingent Contribution" and SCE's share is $1.9 billion). If the administrator terminates the Continuation Account prior to the final installment of the Contingent Contribution, one-half of the remaining unpaid installment payments will be credited to customer rates.
As of December 31, 2025, and as of the date of this filing, the conditions required to trigger IOU contributions to the Continuation Account have not been met. Accordingly, SCE has not recorded a contribution obligation associated with the Continuation Account on its consolidated balance sheets as of December 31, 2025.
Wildfire Fund accounting and amortization life
Edison International and SCE accounted for the contributions to the Wildfire Fund similarly to prepaid insurance. No period of coverage was provided in the California Wildfire Legislation, therefore expense is being allocated to periods ratably based on an estimated period of coverage. At December 31, 2025 and 2024, Edison International and SCE had a $1.7 billion and a $1.9 billion long-term asset, respectively, as well as a $138 million current asset for both periods, reflected as "Wildfire Fund contributions" in their consolidated balance sheets for the initial $2.4 billion contribution made during 2019 and the present value of annual contributions SCE committed to make to the Wildfire Fund, reduced by amortization. At December 31, 2025 and 2024, long-term liabilities of $274 million and $363 million, respectively, have been reflected in "Other deferred credits and other long-term liabilities" for the present value of unpaid contributions. Contributions were discounted to the present value using US treasury interest rates at the date SCE committed to participate in the Wildfire Fund. Edison International and SCE reassesses the period of coverage of the fund at least annually in the first quarter each year, and adjustments are applied on a prospective basis. At December 31, 2025, 2024 and 2023, the asset was amortized based on an estimated period of coverage of 20 years, 20 years, and 15 years, respectively. All expenses related to the contributions are being reflected in "Wildfire Fund Expense" in the consolidated statements of income.
Changes in the estimated period of coverage provided by the Wildfire Fund could lead to material changes in future expense recognition. In 2025, management determined that the period of coverage for the Wildfire Fund, based on available historical data from wildfires caused by electrical utility equipment to estimate expected loss, continues to be an estimated 20 years from the date SCE committed to participate in the Wildfire Fund. SCE reassesses the period of coverage of the fund at least annually in the first quarter each year and when new or additional information becomes available. As of the date of this filing, after considering the current accrued losses for the Eaton Fire, SCE does not have new or additional information that would enable it to change its prior assessment that the Wildfire Fund would provide coverage for an estimated 20 years from the date SCE committed to participate in the Wildfire Fund. When updating its estimate, SCE includes all its fires for which losses can be reasonably estimated, and relies on publicly disclosed wildfire-related losses related to other participating utilities. As discussed in Note 12, while SCE believes that it will incur material losses in connection with the Eaton Fire, it is currently unable to reasonably estimate a range of losses that may be incurred. The Wildfire Fund amortization period will be evaluated and adjusted as new or additional information on contributions and wildfire events, including reasonably estimated losses related to the Eaton Fire, becomes available. As of December 31, 2025, the Wildfire Fund does not have any contribution associated with the Continuation Account.
As of December 31, 2025, SCE has recorded a receivable of $134 million from the Wildfire Fund, reflected in "Long-term insurance receivables." Based on California Wildfire legislation, a utility that submits claims to the Wildfire Fund for recovery is expected to receive such reimbursements from the Wildfire Fund, and separately file an application with CPUC for review of its costs and expenses. See Note 12 for further information. The outcome of the CPUC's prudency review could result in a refund to the Wildfire Fund. SCE will recognize a payable related to claim reimbursements to the Wildfire Fund if it determines that refund to the Wildfire Fund is probable and estimable. SCE will consider whether any party in the CPUC prudency review proceeding would prevail in raising a "serious doubt" as of the reasonableness of SCE's actions, and whether it is probable the CPUC would conclude that SCE does not meet the burden of dispelling that doubt and find SCE's conduct was not prudent. As of December 31, 2025, SCE determined it is not probable nor estimable that any amounts may be required to be reimbursed to the Wildfire Fund.
Contingencies
Edison International and SCE record loss contingencies when management determines that the outcome of future events is probable of occurring and when the amount of the loss can be reasonably estimated. For material contingencies when there is a reasonable possibility that a loss or an additional loss may be incurred, Edison International and SCE disclose the nature of the contingency and an estimate of the possible loss or range of loss or a statement that such an estimate cannot be made. Gain contingencies are recognized in the financial statements when they are realized. Legal costs expected to be incurred by Edison International and SCE in connection with loss contingencies are expensed as incurred.
The determination of an accrual for a loss contingency is based on management judgment and estimates with respect to the likely outcome of the matter, including the analysis of different scenarios. Recorded liabilities are adjusted when events or circumstances cause these judgments or estimates to change, including subsequent events. In assessing whether a loss is a reasonable possibility, Edison International and SCE may consider the following factors, among others: the nature of the litigation, claim or assessment, opinions or views of legal counsel and other advisors, and the experience gained from similar cases.
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

The following table summarizes the changes in SCE's ARO liability:

	December 31,
(in millions)	2025	2024
Beginning balance	$2,580	$2,666
Accretion[1]	145	137
Revisions	24	(2)
Liabilities settled	(166)	(221)
Ending balance	$2,583	$2,580
1Accretion is an increase in the liability to account for the time value of money for this present value liability.
AROs related to decommissioning of SCE's nuclear power facilities are based on site-specific studies conducted as part of each NDCTP conducted before the CPUC. ARO are revised when updated site-specific decommissioning cost estimates are available.
The ARO for decommissioning SCE's San Onofre and Palo Verde nuclear power facilities was $2.0 billion as of December 31, 2025. The liability to decommission SCE's nuclear power facilities is based on a 2024 decommissioning study, filed as part of the 2024 NDCTP, for Units 1, 2, and 3 and a 2023 decommissioning study for Palo Verde.
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
Changes in the estimated costs, timing of decommissioning or the assumptions underlying these estimates could cause material revisions to the estimated total cost to decommission. SCE currently estimates that it will spend approximately $7.4 billion through 2098 to decommission its nuclear facilities. This estimate is based on SCE's decommissioning cost methodology used for ratemaking purposes, escalated at rates ranging from 2.1% to 7.5% (depending on the cost element) annually. These costs are expected to be funded from independent decommissioning trusts. SCE estimates annual after-tax earnings on the decommissioning funds of 3.6% to 5.7% dependent on asset class. If the estimated costs increase, the assumed return on trust assets is not earned, or costs escalate at higher rates, SCE expects that additional funds needed for decommissioning will be recoverable through future rates, subject to a reasonableness review. See Note 10 for further information.
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
Amortization of deferred financing costs charged to interest expense is as follows:

	Edison International			SCE

	Years ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Amortization of deferred financing costs charged to interest expense	$36	$41	$39	$28	$34	$32
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
Sales and Use Taxes
SCE bills certain sales and use taxes levied by state or local governments to its customers. Included in these sales and use taxes are franchise fees, which SCE pays to various municipalities (based on contracts with these municipalities) in order to operate within the limits of the municipality. SCE bills these franchise fees to its customers based on a CPUC-authorized rate. These franchise fees, which are required to be paid regardless of SCE's ability to collect from the customer, are accounted for on a gross basis. SCE's franchise fees billed to customers were $182 million, $183 million, and $168 million for the years ended December 31, 2025, 2024, and 2023, respectively. When SCE acts as an agent for sales and use tax, the taxes are accounted for on a net basis. Amounts billed to and collected from customers for these taxes are remitted to the taxing authorities and are not recognized as electric utility revenue.
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

Regulatory Proceedings
2025 General Rate Case
In September 2025, the CPUC approved a final decision in SCE's 2025 GRC, authorized a base rate revenue requirement of $9.7 billion for 2025, an increase of $1.1 billion over the revenue requirement authorized for 2024. See Note 11 for further information.
Power Purchase Agreements
SCE enters into power purchase agreements ("PPAs") in the normal course of business. A power purchase agreement may be considered a variable interest in a variable interest entity ("VIE"). If SCE is the primary beneficiary in the VIE, SCE is required to consolidate the VIE. None of SCE's PPAs resulted in consolidation at December 31, 2025 and 2024. See Note 3 for further discussion of PPAs that are considered variable interests.
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
The common equity component of SCE's CPUC authorized capital structure is 52% on a weighted average basis over the Capital Structure Compliance Period, unchanged from the January 1, 2023 to December 31, 2025 compliance period. The CPUC authorized capital structure differs from the capital structure calculated based on GAAP due to certain exclusions allowed by CPUC, including the impact of SCE's contributions to the Wildfire Fund under the California Wildfire Legislation.
In January and December 2025, the CPUC approved the TKM Settlement Agreement and the Woolsey Settlement Agreement, under which SCE is allowed to permanently exclude any after-tax charges to equity associated with the costs disallowed or funded by shareholders in the TKM Settlement Agreement and Woolsey Settlement Agreement, and the debt issued to finance those costs.
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

As a California corporation, SCE's ability to pay dividends is also governed by the California General Corporation Law. California law requires that for a dividend to be declared: (a) retained earnings must equal or exceed the proposed dividend, or (b) immediately after the dividend is made, the value of the corporation's assets must exceed the value of its liabilities plus amounts required to be paid, if any, in order to liquidate stock senior to the shares receiving the dividend. Additionally, a California corporation may not declare a dividend if it is, or as a result of the dividend would be, likely to be unable to meet its liabilities as they mature. Prior to declaring dividends, the SCE Board of Directors evaluates available information, including when applicable, information pertaining to wildfire events, to ensure that the California law requirements for the declarations are met. On February 18, 2026, SCE declared a dividend to Edison International of $430 million.
The timing and amount of future dividends are also dependent on a number of other factors including SCE's requirements to fund other obligations and capital expenditures, and its ability to access the capital markets and generate operating cash flows and earnings. If SCE incurs significant costs related to catastrophic wildfires and is unable to recover such costs through insurance, the Wildfire Fund (for fires after July 12, 2019), or from customers or is unable to access capital markets on reasonable terms, SCE may be limited in its ability to pay future dividends to Edison International and its preference shareholders.
Edison International Dividend
Edison International's ability to declare and pay common dividends may be restricted under the terms of its outstanding preferred stock. For further information see Note 14.
In December 2025, Edison International declared a 6.0% increase to the annual dividend rate from $3.31 per share to $3.51 per share. On February 18, 2026, Edison International declared a dividend of $0.8775 per share to be paid on April 30, 2026. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings.
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
EPS available to Edison International common shareholders was computed as follows:

	Years ended December 31,
(in millions, except per-share amounts)	2025	2024	2023
Basic earnings per share:
Net income available to Edison International common shareholders	$4,459	$1,284	$1,197
Earnings allocated to participating securities	(2)	—	—
Income available to common shareholders	$4,457	$1,284	$1,197
Weighted average common shares outstanding	385	386	383
Basic earnings per share	$11.58	$3.33	$3.12
Diluted earnings per share:
Income available to common shareholders	$4,457	$1,284	$1,197
Add back: Earnings allocated to participating securities	2	1	1
Net income available to Edison International common shareholders	$4,459	$1,285	$1,198
Weighted average common shares outstanding	385	386	383
Effect of dilutive securities	1	2	2
Adjusted weighted average shares – diluted	386	388	385
Diluted earnings per share	$11.55	$3.31	$3.11
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 8,891,163, 1,533,982, and 3,771,766 of common stock for the years ended December 31, 2025, 2024, and 2023, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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
New Accounting Guidance
Accounting Guidance Adopted
In December 2023, the FASB issued an accounting standards update requiring additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The guidance also eliminates certain existing disclosures related to uncertain tax positions and unrecognized deferred tax liabilities. Edison International and SCE have applied this standard in the annual disclosure for the year ended December 31, 2025. See Note 8 for further information.
Accounting Guidance Not Yet Adopted
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
In December 2025, the FASB issued an accounting standards update to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. The guidance is effective in annual periods beginning after January 1, 2029 and interim periods within those annual reporting periods with early adoption permitted. The guidance can be applied on a modified prospective basis, a modified retrospective basis, or a full retrospective basis. Edison International and SCE are currently evaluating the impact of this new guidance.

Note 2. Property, Plant and Equipment
SCE's utility property, plant and equipment included in the consolidated balance sheets is composed of the following:

	December 31,
(in millions)	2025	2024
Distribution	$39,776	$37,093
Transmission	19,959	19,189
Generation	4,297	4,217
General plant and other	7,309	7,046
Accumulated depreciation	(15,060)	(14,207)
	56,281	53,338
Construction work in progress[1]	6,720	5,585
Nuclear fuel, at amortized cost	130	124
Total utility property, plant and equipment	$63,131	$59,047
1Includes $996 million and $611 million of capitalized software costs at December 31, 2025 and 2024, respectively.
Capitalized Software Costs
SCE capitalizes costs incurred during the application development stage of internal use software projects to property, plant and equipment. SCE amortizes capitalized software costs ratably over their useful lives, primarily 5 and 7 year lives, commencing upon operational use. Capitalized software costs, included in general plant and other above, was $2.7 billion and $2.5 billion at December 31, 2025 and 2024, respectively, and accumulated amortization was $1.3 billion and $1.1 billion, at December 31, 2025 and 2024, respectively. Amortization expense for capitalized software was $463 million, $416 million, and $358 million in 2025, 2024, and 2023, respectively.
Jointly Owned Utility Projects
SCE owns undivided interests in transmission and generating assets for which each participant provides its own financing. SCE's proportionate share of these assets is reflected in the consolidated balance sheets and included in the above table. SCE's proportionate share of expenses for each project is reflected in the consolidated statements of income.
The following is SCE's investment in each asset as of December 31, 2025:

(in millions)	Plant in Service	Construction Work in Progress	Accumulated Depreciation	Nuclear Fuel (at amortized cost)	Total	Ownership Interest
Transmission systems:
Eldorado	$511	$1	$(74)	$—	$438	72%
Pacific Intertie	356	9	(128)	—	237	50%
Generating station:
Palo Verde (nuclear)	2,265	99	(1,713)	130	781	16%
Total	$3,132	$109	$(1,915)	$130	$1,456
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

Variable Interest in VIEs that are Consolidated
SCE Recovery Funding LLC is a bankruptcy remote, wholly owned special purpose subsidiary of SCE, formed for the purpose of issuing securitized bonds. This entity is a VIE because its equity investment is insufficient to support its operations. The most significant activity of SCE Recovery Funding LLC is to service the securitized bonds according to the decisions made by SCE. Therefore, SCE is determined to be the primary beneficiary and consolidates SCE Recovery Funding LLC.
SCE Recovery Funding LLC has issued a total of $3.2 billion of securitized bonds at December 31, 2025. The proceeds were used to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service area ("Recovery Property"), associated with the AB 1054 Excluded Capital Expenditures and costs approved for recovery under the TKM Settlement Agreement, until the bonds are paid in full, and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE. For further details, see Note 5.
The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's consolidated balance sheets.

	December 31,
(in millions)	2025	2024
Other current assets	$49	$49
Regulatory assets: non-current	3,092	1,512
Regulatory liabilities: current	12	30
Current portion of long-term debt[1]	78	49
Other current liabilities	14	6
Long-term debt[1]	3,022	1,468
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
As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 6,024 MW and 5,200 MW at December 31, 2025 and 2024, respectively, and the amounts that SCE paid to these projects were $899 million and $778 million for the years ended December 31, 2025 and 2024, respectively. These amounts are recoverable in customer rates, subject to a reasonableness review.
Note 4. Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of December 31, 2025 and 2024, nonperformance risk was not material for Edison International or SCE.

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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$48	$—	$48
Money market funds and other	34	22	—	—	56
Nuclear decommissioning trusts:
Stocks[2]	1,909	—	—	—	1,909
Fixed Income[3]	981	1,665	—	—	2,646
Short-term investments, primarily cash equivalents	191	40	—	—	231
Subtotal of nuclear decommissioning trusts[4]	3,081	1,705	—	—	4,786
Total assets	3,115	1,727	48	—	4,890
Liabilities at fair value
Derivative contracts	—	57	—	(57)	—
Total liabilities	—	57	—	(57)	—
Net assets	$3,115	$1,670	$48	$57	$4,890

	December 31, 2024
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$1	$212	$(1)	$212
Other	—	22	—	—	22
Nuclear decommissioning trusts:
Stocks[2]	1,631	—	—	—	1,631
Fixed Income[3]	975	1,618	—	—	2,593
Short-term investments, primarily cash equivalents	128	39	—	—	167
Subtotal of nuclear decommissioning trusts[4]	2,734	1,657	—	—	4,391
Total assets	2,734	1,680	212	(1)	4,625
Liabilities at fair value
Derivative contracts	—	47	—	(47)	—
Total liabilities	—	47	—	(47)	—
Net assets	$2,734	$1,633	$212	$46	$4,625
1Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2Approximately 71% and 75% of SCE's equity investments were in companies located in the United States at December 31, 2025 and 2024, respectively.
3Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities of $60 million and $94 million at December 31, 2025 and 2024, respectively.
4Excludes net payables of $251 million and $105 million at December 31, 2025 and 2024, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Years ended December 31,
(in millions)	2025	2024
Fair value of net assets at beginning of period	$212	$91
Sales	—	(1)
Settlements	(42)	14
Total realized/unrealized (losses) gains[1]	(122)	108
Fair value of net assets at end of period	$48	$212
1Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
There were no material transfers into or out of Level 3 during 2025 and 2024.

The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value (in millions)		Significant Unobservable Input	Range ($ per MWh)	Weighted Average ($ per MWh)
	Assets	Liabilities
December 31, 2025
CRRs	$43	$—	CAISO CRR auction prices	$(5.28) - $14,484.70	$8.39
Fin Toll arrangements	5	—	Hourly forecast power prices	$0.00 - $97.04	42.16
December 31, 2024
CRRs	$212	$—	CAISO CRR auction prices	$(4.64) - $50,048.16	$27.20
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
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $51 million and $101 million at December 31, 2025 and 2024, respectively. Assets measured at fair value and classified as Level 2 were immaterial at December 31, 2025 and 2024. There were no securities classified as Level 3 for Edison International Parent and Other at December 31, 2025 and 2024.
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including current portion of long-term debt) are as follows:

	December 31, 2025		December 31, 2024
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$37,998	$35,721	$35,583	$33,160
SCE	33,183	30,744	30,515	27,994
1Carrying value is net of debt issuance costs.
2The fair value of long-term debt is classified as Level 2.

Note 5. Debt and Credit Agreements
Long-Term Debt
The following table summarizes long-term debt (rates and terms are as of December 31, 2025) of Edison International and SCE:

	December 31,
(in millions)	2025	2024
Edison International Parent:
Debentures and notes:
2027 – 2054 (4.125% to 8.125%)	$4,850	$5,100
Current portion of long-term debt	—	(800)
Unamortized debt discount/premium and issuance costs, net	(35)	(32)
Total Edison International Parent	4,815	4,268
SCE:
First and refunding mortgage bonds:
2026 – 2055 (1.20% to 6.20%)	29,200	27,400
Pollution-control bonds:
2028 – 2035 (1.45% to 4.50%)	752	752
Debentures and notes:
2029 – 2053 (5.06% to 6.65%)	306	306
Senior secured recovery bonds[1]:
2028 – 2050 (0.86% to 5.54%)	3,126	1,532
Other long-term debt[2]	—	706
Current portion of long-term debt	(1,928)	(1,249)
Unamortized debt discount/premium and issuance costs, net	(201)	(181)
Total SCE	31,255	29,266
Total Edison International	$36,070	$33,534
1The senior secured recovery bonds are payable only from and secured by the Recovery Property at SCE Recovery Funding LLC, and do not constitute a debt or other legal obligation of, or interest in, SCE or any of its affiliates, except for SCE Recovery Funding LLC. For further details, see Note 3.
2Subsequent to December 31, 2024, SCE issued first and refunding mortgage bonds which were used to partially pay down its commercial paper balance. As a result, SCE included the paydown amount of $706 million in other long-term debt at December 31, 2024.
Edison International and SCE long-term debt maturities over the next five years are as follows:

(in millions)	Edison International	SCE
2026	$1,928	$1,928
2027	2,538	1,938
2028	2,981	1,831
2029	3,404	2,354
2030	2,048	1,498
Senior Secured Recovery Bonds
In December 2025, SCE Recovery Funding LLC issued $1.6 billion of Senior Secured Recovery Bonds, Series 2025-A, in three tranches ("Recovery Bonds") consisting of: $443 million, 4.45% with final maturity in 2038; $600 million, 5.34% with final maturity in 2047; and $600 million, 5.54% with final maturity in 2052. SCE used the proceeds it received from the sale of Recovery Property to reimburse itself for costs approved for recovery under the TKM Settlement Agreement. For further details, see Note 3.
Liens and Security Interests
Almost all of SCE's properties are subject to a trust indenture lien. SCE has pledged first and refunding mortgage bonds as collateral for borrowed funds obtained from pollution-control bonds issued by government agencies. SCE has a debt covenant that requires a debt to total capitalization ratio to be less than or equal to 0.65 to 1. At December 31, 2025, SCE's debt to total capitalization ratio was 0.57 to 1 and was in compliance with all other financial covenants that affect access to capital. Edison International Parent's credit facility requires a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At December 31, 2025, Edison International consolidated debt to total capitalization ratio was 0.64 to 1.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at December 31, 2025:

(in millions, except for rates)
Borrower	Termination Date	SOFR plus (bps)	Commitment	Outstanding borrowings	Outstanding letters of credit	Amount available
Edison International Parent[1,3]	May 2029	128	$1,500	$756	$—	$744
SCE[2,3]	May 2029	108	3,350	1,038	2	2,310
Total Edison International			$4,850	$1,794	$2	$3,054
1At December 31, 2025 and 2024, Edison International Parent had $754 million and $444 million outstanding commercial paper, net of discount of $2 million and $1 million, at a weighted-average interest rate of 4.58% and 4.86%, respectively.
2At December 31, 2025 and 2024, SCE had $1,036 million and $1,259 million outstanding commercial paper, net of discount of $2 million and $1 million, at a weighted-average interest rate of 4.59% and 4.95%, respectively. The balance at December 31, 2024 includes $706 million outstanding commercial paper reclassified from "Short-term debt" to "Long-term debt" on the consolidated balance sheet due to subsequent debt refinancing.
3The aggregate maximum principal amount under the Edison International Parent and SCE revolving credit facilities may be increased up to $2.0 billion and $4.0 billion, respectively, provided that additional lender commitments are obtained.
Term Loan
In December 2025, Edison International Parent borrowed $600 million under a term loan agreement due in December 2026 with a variable interest rate based on either SOFR plus 1.25% or a base rate plus 0.25%. The proceeds were used for general corporate purposes.
Uncommitted Letters of Credit
SCE has agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $660 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At December 31, 2025, SCE had $147 million in standby letters of credit outstanding under these agreements, which expire between January 2026 and January 2027.
Debt Financing Subsequent to December 31, 2025
In February 2026, SCE entered into a term loan agreement to borrow up to $300 million that mature in March 2027 with a variable interest rate based on either SOFR plus 1.00% or a base rate. The proceeds were used for general corporate and working capital purposes.
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
Certain power and gas contracts contain a provision that requires SCE to maintain an investment grade rating from the major credit rating agencies, referred to as a credit-risk-related contingent feature. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and the related outstanding payables. The fair value of these derivative contracts were immaterial as of December 31, 2025 and 2024, for which SCE posted collateral of $54 million and no collateral to its counterparties for its outstanding payables as of December 31, 2025, and 2024, respectively. If the credit-risk-related contingent features underlying these agreements were triggered on December 31, 2025, SCE would be required to post an additional $3 million of collateral, most of which is related to outstanding payables.
SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.
The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	December 31, 2025
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$48	$57
Gross amounts offset in the consolidated balance sheets	—	—
Cash collateral posted	—	(57)
Net amounts presented in the consolidated balance sheets	$48	$—

	December 31, 2024
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$213	$47
Gross amounts offset in the consolidated balance sheets	(1)	(1)
Cash collateral posted	—	(46)
Net amounts presented in the consolidated balance sheets	$212	$—
1Included in "Other current assets" on SCE's consolidated balance sheets.
2Included in "Other current liabilities" on SCE's consolidated balance sheets.
At December 31, 2025, SCE posted $66 million of cash collateral, of which $57 million was offset against derivative liabilities and $9 million was reflected in "Other current assets" on the consolidated balance sheets.
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
The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Years ended December 31,
(in millions)	2025	2024	2023
Realized	$(126)	$(409)	$(14)
Unrealized	(174)	149	(322)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

		Economic Hedges
	Unit of Measure	December 31,
Commodity		2025	2024
Electricity options, swaps and forwards	Gigawatt hours	3,249	3,295
Natural gas options, swaps and forwards	Billion cubic feet	4	4
Congestion revenue rights	Gigawatt hours	5,566	8,141
Fin Toll arrangements	Gigawatt hours	228	—
Note 7. Revenue
The following table is a summary of SCE's revenue:

	Years ended December 31,
(in millions)	2025	2024	2023
Revenue from contracts with customers
Commercial	$8,215	$8,000	$7,333
Residential	6,773	7,060	6,421
Other	3,024	3,335	3,266
Total revenue from contracts with customer[1,2]	18,012	18,395	17,020
Alternative revenue program and other[3]	1,264	(848)	(745)
Total operating revenue	$19,276	$17,547	$16,275
1SCE recorded CPUC revenue based on annual revenue requirement set by a methodology established in the GRC proceedings and FERC revenue authorized through a formula rate. For further information, see Note 1.
2At December 31, 2025 and 2024, SCE's receivables related to contracts from customers were $2.7 billion and $2.9 billion, which included accrued unbilled revenue of $1,236 million and $845 million, respectively.
3Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.
Deferred Revenue
As of December 31, 2025, SCE has deferred revenue of $341 million related to the sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $328 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's consolidated balance sheets. The deferred revenue is amortized straight-line over a period of 30 years starting 2021.

Note 8. Income Taxes
Current and Deferred Taxes
The components of income tax expense (benefit) by location of taxing jurisdiction are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Current:
Federal	$—	$1	$—	$28	$3	$—
State	83	7	—	99	48	5
	83	8	—	127	51	5
Deferred:
Federal	925	59	101	976	118	149
State	308	(50)	7	337	(49)	30
	1,233	9	108	1,313	69	179

Tax Credits	(25)	—	—	(25)	—	—

Total	$1,291	$17	$108	$1,415	$120	$184
The components of net accumulated deferred income tax liability are:

	Edison International		SCE

	December 31,
(in millions)	2025	2024	2025	2024
Deferred tax assets:
Property	$1,005	$943	$992	$929
Wildfire-related[1]	339	254	336	251
Nuclear decommissioning trust assets in excess of nuclear ARO liability	455	373	455	373
Loss and credit carryforwards[2]	3,246	3,703	1,702	2,242
Regulatory balances	600	610	600	610
Pension and postretirement benefits other than pensions, net	115	117	21	21
Leases	331	335	331	335
Other	199	177	188	167
Sub-total	6,290	6,512	4,625	4,928
Less: valuation allowance[3]	14	17	—	—
Total	6,276	6,495	4,625	4,928
Deferred tax liabilities:
Property	11,618	11,220	11,598	11,202
Regulatory balances	2,551	1,299	2,551	1,299
Nuclear decommissioning trust assets	455	373	455	373
Leases	331	335	331	335
Other	195	187	162	155
Total	15,150	13,414	15,097	13,364
Accumulated deferred income tax liability, net[4]	$8,874	$6,919	$10,472	$8,436

1Relates to estimated losses accrual for wildfire-related claims, net of expected insurance and regulatory recoveries, and contributions to the Wildfire Fund. For further information, see Note 12 and Note 1.
2As of December 31, 2025, unrecognized tax benefits of $404 million and $326 million for Edison International and SCE, respectively, are presented net against the deferred tax asset for the loss and tax credit carryforwards. As of December 31, 2024, the unrecognized tax benefits netted against deferred tax assets and tax credit carryforwards were $397 million and $327 million for Edison International and SCE, respectively.
3As of December 31, 2025 and 2024, Edison International has recorded $14 million and $17 million valuation allowance on deferred tax assets. The valuation allowance is related to non-California state net operating loss carryforwards which are expected to expire before being utilized.
4Included in "Deferred income taxes and credits" on the consolidated balance sheets.
Net Operating Loss and Tax Credit Carryforwards
The amounts of net operating loss and tax credit carryforwards (after-tax) are as follows:

	Edison International		SCE

	December 31, 2025
(in millions)	Loss Carryforwards	Credit Carryforwards	Loss Carryforwards	Credit Carryforwards
Expire between 2027 to 2030	$10	$96	$—	$—
Expire between 2031 to 2045	1,527	381	725	32
No expiration date[1]	1,623	13	1,269	2
Total	$3,160	$490	$1,994	$34
1Under the Tax Cut and Jobs Act signed into law on December 22, 2017 ("Tax Reform"), net operating losses generated after December 31, 2017 can carryforward indefinitely.
Edison International consolidates for federal income tax purposes, but not for financial accounting purposes, a group of wind projects referred to as "Capistrano Wind." The amount of net operating loss and tax credit carryforwards recognized as part of deferred income taxes includes $106 million and $107 million related to Capistrano Wind for 2025 and 2024, respectively. The tax attributes not utilized as of December 31, 2025 will be available for the Edison International consolidated group to utilize in the future. When the remaining Capistrano tax attributes are used in the future by Edison International, payments will be made to those entities under a tax allocation agreement. Under the tax allocation agreement, Edison International has recorded a corresponding liability as part of other long-term liabilities related to its obligation to make payments to Capistrano Wind when these tax benefits are realized.

Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Edison International						SCE

	Years ended December 31,
	2025		2024		2023		2025		2024		2023
(in millions)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Income from operations before income taxes	$5,992		$1,563		$1,515		$6,448		$1,914		$1,781
Federal Statutory Tax Rate	$1,258	21.0%	$328	21.0%	$318	21.0%	$1,354	21.0%	$402	21.0%	$374	21.0%
State Income Taxes, Net of Federal Income Tax Effect[1]	308	5.1%	(24)	(1.5)%	3	0.2%	342	5.3%	—	—%	23	1.3%
Tax Credits	(25)	(0.4)%	—	—%	—	—%	(25)	(0.4)%	—	—%	—	—%
Other Adjustments
Property-related	(251)	(4.2)%	(279)	(17.9)%	(205)	(13.5)%	(251)	(3.9)%	(279)	(14.6)%	(205)	(11.5)%
Other	1	—%	(8)	(0.5)%	(8)	(0.6)%	(5)	(0.1)%	(3)	(0.1)%	(8)	(0.5)%
Effective Tax Rate	$1,291	21.5%	$17	1.1%	$108	7.1%	$1,415	21.9%	$120	6.3%	$184	10.3%
1State taxes in California represents substantially all of the tax effect in this category.
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
Under the IRA, SCE generated investment tax credits of approximately $231 million in 2024 related to utility owned storage projects and $29 million in nuclear production tax credits. In 2025, SCE monetized the majority of these credits for $236 million. SCE expects to pass the proceeds, net of transaction fees, back to customers.
Income taxes Paid/(Refunded)
The components of income tax paid net of (refunds) by location of taxing jurisdiction are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Federal	$(236)	$—	$—	$(236)	$4	$—
California	—	51	—	8	74	—
SCE makes tax-allocation payments to Edison International under the applicable tax-allocation agreement. It does not make payments to the tax authorities directly. The amount included in 2025 relates to proceeds from the monetization of investment and production tax credits.

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
Unrecognized Tax Benefits
The following table provides a reconciliation of unrecognized tax benefits:

	Edison International			SCE
(in millions)	2025	2024	2023	2025	2024	2023
Balance at January 1,	$463	$430	$646	$457	$418	$374
Tax positions taken during the current year:
Increases	50	66	65	50	66	65
Tax positions taken during a prior year:
Increases	—	1	13	—	—	4
Decreases[1]	(30)	(34)	(294)	(30)	(27)	(25)
Balance at December 31,	$483	$463	$430	$477	$457	$418
1The Edison International decrease in 2023 was mainly related to a write-off of a reserve for a claim related to the Edison Mission Energy bankruptcy.
As of December 31, 2025, if recognized, $70 million of unrecognized tax benefits would impact Edison International's effective tax rate and $64 million of the unrecognized tax benefits would impact SCE's effective tax rate.
Tax Disputes
Tax years that remain open for examination by the Internal Revenue Service and Franchise Tax Board are 2022 – 2024 and 2013 – 2018 & 2021 - 2024, respectively.
Accrued Interest and Penalties
The total amount of accrued interest and penalties related to unrecognized tax benefits are:

	Edison International		SCE
	December 31,
(in millions)	2025	2024	2025	2024
Accrued interest and penalties	$2	$—	$42	$36
The net after-tax interest and penalties recognized in income tax expense are:

	Edison International			SCE

	Years ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Net after-tax interest and penalties tax expense	$2	$—	$—	$4	$7	$4

Note 9. Compensation and Benefit Plans
Employee Savings Plan
The 401(k) defined contribution savings plan is designed to supplement employees' retirement income. The employer contributions were as follows:

	Edison International	SCE
(in millions)	Years ended December 31,
2025	$144	$143
2024	136	134
2023	121	119
Pension Plans and Postretirement Benefits Other Than Pensions
Pension Plans
Noncontributory defined benefit pension plans (some with cash balance features) cover most employees meeting minimum service requirements. Employees hired by the participating companies on or after December 31, 2017 are no longer eligible to participate in the pension plans. In lieu of that, additional non-contributory employer contributions are deposited into the Edison 401(k) Savings Plan. SCE recognizes pension expense for its nonexecutive plan as calculated by the actuarial method used for ratemaking. The expected contributions (all by the employer) for Edison International and SCE are approximately $50 million and $21 million, respectively, for the year ending December 31, 2026. The majority of annual contributions made by SCE to its pension plans are anticipated to be recovered through CPUC-approved regulatory mechanisms.
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

Information on pension plan assets and benefit obligations is shown below.

	Edison International		SCE
	Years ended December 31,
(in millions)	2025	2024	2025	2024
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$3,636	$3,647	$3,289	$3,278
Service cost	94	103	90	99
Interest cost	193	175	174	157
Actuarial loss (gain)	97	(59)	94	(47)
Benefits paid	(315)	(230)	(285)	(198)
Projected benefit obligation at end of year	$3,705	$3,636	$3,362	$3,289
Change in plan assets
Fair value of plan assets at beginning of year	$3,608	$3,609	$3,416	$3,415
Actual return on plan assets	389	192	368	182
Employer contributions	38	37	21	17
Benefits paid	(315)	(230)	(285)	(198)
Fair value of plan assets at end of year	3,720	3,608	3,520	3,416
Overfunded/(Underfunded) status at end of year	$15	$(28)	$158	$127
Amounts recognized in the consolidated balance sheets consist of [1]:
Long-term assets	$207	$166	$168	$137
Current liabilities	(28)	(27)	(1)	(1)
Long-term liabilities	(164)	(167)	(9)	(9)
	$15	$(28)	$158	$127
Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net loss	$2	$8	$17	$13
Amounts recognized as a regulatory liability	(175)	(146)	(158)	(133)
Accumulated benefit obligation at end of year	$3,502	$3,508	$3,171	$3,172
Pension plans with plan assets in excess of an accumulated benefit obligation:
Projected benefit obligation	3,705	3,636	3,362	3,289
Accumulated benefit obligation	3,502	3,508	3,171	3,172
Fair value of plan assets	3,720	3,608	3,520	3,416
Weighted average assumptions used to determine obligations at end of year:
Discount rate	5.44%	5.56%	5.44%	5.56%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
1The SCE liability excludes a long-term payable due to Edison International Parent of $89 million and $88 million at December 31, 2025 and 2024, respectively, related to certain SCE postretirement benefit obligations transferred to Edison International Parent.
For Edison International and SCE, respectively, the 2025 actuarial loss are primarily related to $46 million and $43 million from a decrease of 12 basis points in the discount rate (from 5.56% as of December 31, 2024 to 5.44% as of December 31, 2025) and change in other actuarial assumptions. For Edison International and SCE, respectively, the 2024 actuarial gain are primarily related to $159 million and $146 million from an increase of 52 basis points in the discount rate (from 5.04% as of December 31, 2023 to 5.56% as of December 31, 2024).

Net periodic pension expense components are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$94	$103	$101	$91	$101	$99
Non-service cost (benefit)
Interest cost	193	175	180	179	162	166
Expected return on plan assets	(234)	(232)	(214)	(221)	(219)	(202)
Amortization of net loss	2	4	3	1	2	2
Regulatory adjustment	(25)	(23)	(47)	(24)	(22)	(47)
Total non-service benefit[1]	(64)	(76)	(78)	(65)	(77)	(81)
Total expense	$30	$27	$23	$26	$24	$18
1Included in "Other income" on Edison International's and SCE's consolidated income statements. For further details, see Note 15.
Other changes in pension plan assets and benefit obligations recognized in other comprehensive income:

	Edison International			SCE
	Years ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Net (gain) loss	$(4)	$(9)	$6	$5	$(2)	$6
Amortization of net gain	(2)	(4)	(2)	(1)	(2)	(2)
Total (gain) loss recognized in other comprehensive income	(6)	(13)	4	4	(4)	4

Total recognized in expense and other comprehensive income	$24	$14	$27	$30	$20	$22
In accordance with authoritative guidance on rate-regulated enterprises, SCE records amortization of net gains and losses into regulatory assets and liabilities instead of charges and credits to other comprehensive income for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.
Edison International and SCE used the following weighted average assumptions to determine pension expense:

	Years ended December 31,
	2025	2024	2023
Discount rate	5.56%	5.04%	5.36%
Rate of compensation increase	4.00%	4.00%	4.00%
Expected long-term return on plan assets	6.75%	6.75%	6.50%
Interest crediting rate for cash balance account	6.06%	5.54%	5.86%
The following benefit payments, which reflect service rendered and expected future service, are expected to be paid:

(in millions)	Edison International	SCE
2026	$263	$224
2027	262	229
2028	270	238
2029	271	240
2030	281	250
2031 – 2035	1,397	1,268

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
There are no expected contributions for PBOP benefits for the year ended December 31, 2026. Annual contributions related to SCE employees made to SCE plans are anticipated to be recovered through CPUC-approved regulatory mechanisms and are expected to be, at a minimum, equal to the total annual expense for these plans.
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

Information on PBOP Plan assets and benefit obligations is shown below:

	Edison International		SCE
	Years ended December 31,
(in millions)	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$741	$773	$737	$769
Service cost	13	14	13	14
Interest cost	40	38	40	38
Change in plan provisions	—	23	—	23
Actuarial loss (gain)	3	(34)	3	(34)
Plan participants' contributions	26	26	26	26
Benefits paid	(74)	(99)	(74)	(99)
Benefit obligation at end of year	$749	$741	$745	$737
Change in plan assets
Fair value of plan assets at beginning of year	$2,281	$2,275	$2,281	$2,275
Actual return on assets	177	78	177	78
Employer (withdrawals) contributions	(11)	1	(11)	1
Plan participants' contributions	27	26	27	26
Benefits paid	(74)	(99)	(74)	(99)
Fair value of plan assets at end of year	2,400	2,281	2,400	2,281
Overfunded status at end of year	$1,651	$1,540	$1,655	$1,544
Amounts recognized in the consolidated balance sheets consist of:
Long-term assets	$1,655	$1,544	$1,655	$1,544
Current liabilities	—	(1)	—	—
Long-term liabilities	(4)	(3)	—	—
	$1,651	$1,540	$1,655	$1,544
Amounts recognized in accumulated other comprehensive loss (income) consist of:
Net gain	$(4)	$(4)	$—	$—
Amounts recognized as a regulatory liability	(1,655)	(1,544)	(1,655)	(1,544)
Weighted average assumptions used to determine obligations at end of year:
Discount rate	5.40%	5.60%	5.40%	5.60%
Assumed health care cost trend rates:
Rate assumed for following year	6.50%	6.25%	6.50%	6.25%
Ultimate rate	5.00%	5.00%	5.00%	5.00%
Year ultimate rate reached	2031	2029	2031	2029
For both Edison International and SCE, the 2025 actuarial loss was primarily related to a $16 million loss from the change in discount rate, partially offset by a $12 million gain from change in demographic assumptions. For Edison International and SCE, the 2024 actuarial gains are primarily related to $41 million in gains from the change in discount rate.

Net periodic PBOP expense components are:

	Edison International			SCE
	Years ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$13	$14	$20	$13	$14	$20
Non-service cost (benefit)
Interest cost	40	38	67	40	38	67
Expected return on plan assets	(107)	(113)	(107)	(107)	(113)	(107)
Amortization of prior service cost	1	(1)	(1)	1	(1)	(1)
Amortization of net gain	(83)	(95)	(50)	(82)	(95)	(50)
Regulatory adjustment	124	157	71	124	157	71
Total non-service benefit[1]	(25)	(14)	(20)	(24)	(14)	(20)
Total benefit	$(12)	$—	$—	$(11)	$—	$—
1Included in "Other income" on Edison International's and SCE's consolidated income statements. For further details, see Note 15.
In accordance with authoritative guidance on rate-regulated enterprises, SCE records amortization of net gains and losses to regulatory assets and liabilities instead of charges and credits to other comprehensive income (loss) for the portion of SCE's postretirement benefit plans that are recoverable in utility rates.
Edison International and SCE used the following weighted average assumptions to determine PBOP expense:

	Years ended December 31,
	2025	2024	2023
Discount rate	5.60%	5.06%	5.43%
Expected long-term return on plan assets	4.72%	4.88%	5.00%
Assumed health care cost trend rates:
Current year	6.50%	6.50%	6.75%
Ultimate rate	5.00%	5.00%	5.00%
Year ultimate rate reached	2031	2029	2029
The following benefit payments (net of plan participants' contributions) are expected to be paid:

(in millions)	Edison International	SCE
2026	$47	$47
2027	51	51
2028	51	51
2029	52	51
2030	52	52
2031 – 2035	272	271
Plan Assets
Description of Pension and Postretirement Benefits Other than Pensions Investment Strategies
The investment of plan assets is overseen by a fiduciary investment committee. Plan assets are invested using a combination of asset classes and may have active and passive investment strategies within asset classes. Target allocations for 2025 pension plan assets were 60% for fixed income, 24% for global equities, and 16% for opportunistic and/or alternative investments. Target allocations for 2025 PBOP plan assets (except for Represented VEBA which is 93% for fixed income, 6% for global equities, and 1% for opportunistic and/or alternative investments) are 62% for fixed income, 28% for global equities, and 10% for opportunistic and/or alternative investments. Edison International employs multiple investment management firms. Investment managers within each asset class cover a range of investment styles and approaches. Risk is managed through diversification among multiple asset classes, managers, styles and securities. Plan asset classes and individual manager performances are measured against targets. Edison International also monitors the stability of its investment managers' organizations.
Allowable investment types under CPUC investment guidelines include:
•Global equities: common and preferred stocks, as well as other equity securities, issued by companies of large, medium, and small capitalization domiciled in any country, including the United States and all non‑U.S. markets.
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
Capital Markets Return Forecasts
Edison International's capital markets return forecast methodologies primarily use a combination of historical market data, current market conditions, proprietary forecasting expertise, complex models to develop asset class return forecasts, and a building block approach. The forecasts are developed using variables such as real risk-free interest, inflation and asset class specific risk premiums. For equities, the risk premium is based on an implied average equity risk premium of 4% over cash. The forecasted return on private equity and alternative investments are estimated at a 3% premium above public equity, reflecting a premium for higher volatility and lower liquidity. For fixed income, the risk premium is based on a comprehensive modeling of credit spreads.
Fair Value of Plan Assets
The PBOP Plan and the Southern California Edison Company Retirement Plan Trust assets include investments in equity securities, U.S. treasury securities, other fixed-income securities, common/collective funds, mutual funds, other investment entities, foreign exchange and interest rate contracts, and partnership/joint ventures. Equity securities, U.S. treasury securities, and mutual and money market funds are classified as Level 1 as fair value is determined by observable, unadjusted quoted market prices in active or highly liquid and transparent markets. The fair value of the underlying investments in equity mutual funds are based on stock-exchange prices. The fair value of the underlying investments in fixed-income mutual funds and other fixed income securities including municipal bonds are based on evaluated prices that reflect significant observable market information such as reported trades, actual trade information of similar securities, benchmark yields, broker/dealer quotes, issuer spreads, bids, offers, and relevant credit information. Foreign exchange and interest rate contracts are classified as Level 2 because the values are based on observable prices but are not traded on an exchange. Futures contracts trade on an exchange and therefore are classified as Level 1. No investment is classified as Level 3 as of December 31, 2025 and 2024. Common/collective funds and partnerships are measured at fair value using the net asset value per share ("NAV") and have not been classified in the fair value hierarchy. Other investment entities are valued similarly to common/collective funds and are therefore classified as NAV. The Level 1 registered investment companies are either mutual or money market funds. The remaining funds in this category are readily redeemable and classified as NAV and are discussed further in the below pension plan trust investments table's note 8.
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
Pension Plan
The following table sets forth the investments for Edison International and SCE that were accounted for at fair value as of December 31, 2025 and 2024, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2025
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$209	$340	$—	$549
Corporate stocks[3]	2	5	—	7
Corporate bonds[4]	—	1,151	—	1,151
Common/collective funds[5]	—	—	671	671
Partnerships/joint ventures[6]	—	—	1,034	1,034
Other investment entities[7]	—	—	71	71
Registered investment companies[8]	244	—	17	261
Interest-bearing cash	13	—	—	13
Other	—	63	—	63
Total	$468	$1,559	$1,793	$3,820
Receivables and payables, net				(100)
Combined net plan assets available for benefits				3,720
SCE's share of net plan assets				$3,520

	December 31, 2024
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$244	$353	$—	$597
Corporate stocks[3]	148	4	—	152
Corporate bonds[4]	—	1,084	—	1,084
Common/collective funds[5]	—	—	652	652
Partnerships/joint ventures[6]	—	—	680	680
Other investment entities[7]	—	—	58	58
Registered investment companies[8]	238	—	142	380
Interest-bearing cash	14	—	—	14
Other	—	57	8	65
Total	$644	$1,498	$1,540	$3,682
Receivables and payables, net				(74)
Combined net plan assets available for benefits				3,608
SCE's share of net plan assets				$3,416
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
3Corporate stocks are diversified. At December 31, 2025, all equity holdings are under commingled funds. At December 31, 2024, performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (33%) and Morgan Stanley Capital International (MSCI) index (67%).

4Corporate bonds are diversified. At December 31, 2025 and 2024, respectively, this category includes $56 million and $77 million for collateralized mortgage obligations and other asset backed securities.
5At December 31, 2025, 79% of the common/collective assets are invested in equity index funds that seek to track performance of the MSCI All Country World Index ex-US, and 17% are invested in non‑index equity funds seeking to outperform the MSCI ACWI IMI through an active quantitative strategy. At December 31, 2024, 38% of the common/collective assets are invested in equity index funds that seek to track performance of the Standard and Poor's 500 Index, 38% are in index funds which seek to track performance in the MSCI All Country World Index ex-US and 19% are in a non-index U.S. equity fund, which is actively managed.
6At December 31, 2025 and 2024, respectively, 48% and 69% are invested in private equity funds with investment strategies that include branded consumer products and clean technology companies, 27% and 5% are invested in a broad range of financial assets in all global markets, 14% and 16% are invested in ABS including distressed mortgages and commercial and residential loans, and 10% and 9% are invested in fixed income securities.
7At December 31, 2025 and 2024, respectively, 76% and 70% are invested in domestic mortgage backed securities and 24% and 30% in high yield debt securities.
8At December 31, 2025 and 2024, respectively, 83% and 56% are invested in Level 1 corporate bond funds and 17% and 10% in a fixed income fund used for cash management. At December 31, 2024, 34% was also invested in a US equity fund.
At both December 31, 2025 and 2024, approximately 64% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Postretirement Benefits Other than Pensions
The following table sets forth the VEBA Trust assets for Edison International and SCE that were accounted for at fair value as of December 31, 2025 and 2024, respectively, by asset class and level within the fair value hierarchy:

	December 31, 2025
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$535	$44	$—	$579
Corporate stocks[3]	78	1	—	79
Corporate notes and bonds[4]	—	1,170	—	1,170
Common/collective funds[5]	—	—	241	241
Partnerships[6]	—	—	175	175
Registered investment companies[7]	46	—	—	46
Interest bearing cash	—	20	—	20
Other[8]	(1)	131	—	130
Total	$658	$1,366	$416	$2,440
Receivables and payables, net				(40)
Net plan assets available for benefits				$2,400

	December 31, 2024
(in millions)	Level 1	Level 2	NAV[1]	Total
U.S. government and agency securities[2]	$489	$51	$—	$540
Corporate stocks[3]	81	2	—	83
Corporate notes and bonds[4]	—	1,126	—	1,126
Common/collective funds[5]	—	—	235	235
Partnerships[6]	—	—	119	119
Registered investment companies[7]	52	—	—	52
Interest bearing cash	—	45	—	45
Other[8]	—	95	—	95
Total	$622	$1,319	$354	$2,295
Receivables and payables, net				(14)
Net plan assets available for benefits				$2,281

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
3Corporate stock performance for actively managed separate accounts is primarily benchmarked against the Russell Indexes (71% and 78% at December 31, 2025 and 2024, respectively) and the MSCI All Country World Index (29% and 22% at December 31, 2025 and 2024, respectively).
4Corporate notes and bonds are diversified and include approximately $362 million and $343 million for commercial collateralized mortgage obligations and other asset backed securities at December 31, 2025 and 2024, respectively.
5At December 31, 2025, 85% the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Investable Market Index, and the remaining assets in this category are primarily invested in fixed income funds. At December 31, 2024, 47% of the common/collective assets are invested in index funds which seek to track performance in the MSCI All Country World Investable Market Index, and 41% are invested in a non-index U.S. equity fund which is actively managed. The remaining assets in this category are primarily invested in emerging market fund and fixed income funds.
6At December 31, 2025 and 2024, respectively, 58% and 71% of the partnerships are invested in private equity and venture capital funds. Investment strategies for these funds include branded consumer products, clean and information technology and healthcare. Of the remaining partnerships category, 9% and 22% are invested in asset backed securities including distressed mortgages, distressed companies and commercial and residential loans and debt and equity of banks; 33% and 7% are invested in a broad range of financial assets in all global markets.
7At December 31, 2025 and 2024, respectively, registered investment companies were primarily invested in a money market fund (63% and 73%) and exchange rate traded funds which seek to track performance of MSCI Emerging Market Index, Russell 2000 Index and international small cap equities (37% and 27%).
8Other includes $61 million and $52 million of municipal securities at December 31, 2025 and 2024, respectively.
At December 31, 2025 and 2024, approximately 71% and 78% of the publicly traded equity investments, including equities in the common/collective funds, were located in the United States.
Stock-Based Compensation
Edison International maintains a shareholder-approved incentive plan (the "2007 Performance Incentive Plan") that includes stock-based compensation. The maximum number of shares of Edison International's common stock authorized to be issued or transferred pursuant to awards under the 2007 Performance Incentive Plan, as amended, is approximately 71 million shares. As of December 31, 2025, Edison International had approximately 25 million shares remaining available for new award grants under its stock-based compensation plans.
The following table summarizes total expense and tax benefits associated with stock-based compensation:

	Edison International			SCE
	Years ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Stock-based compensation expense[1]:
Stock options	$11	$13	$12	$6	$7	$6
Performance shares	23	21	15	10	10	8
Restricted stock units	21	21	17	14	15	12
Other	2	2	2	—	—	—
Total stock-based compensation expense	$57	$57	$46	$30	$32	$26
Income tax benefits related to stock-based compensation expense	$13	$23	$7	$7	$14	$5
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
The fair value for each option granted was determined as of the grant date using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires various assumptions noted in the following table:

	Years ended December 31,
	2025	2024	2023
Expected terms (in years)	4.9	4.7	4.8
Risk-free interest rate	3.8% - 4.1%	3.7% - 4.5%	3.6% - 4.7%
Expected dividend yield	5.6% - 6.4%	3.6% - 4.7%	4.2% - 4.7%
Weighted average expected dividend yield	6.0%	4.7%	4.2%
Expected volatility	25.3% - 26.0%	23.6% - 30.4%	29.0% - 29.6%
Weighted average volatility	25.9%	30.3%	29.1%
The expected term represents the period of time for which the options are expected to be outstanding and is primarily based on historical exercise and post-vesting cancellation experience and stock price history. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. Treasury STRIPS (separate trading of registered interest and principal of securities) whose maturity corresponds to the option's expected term on the measurement date. Expected volatility is based on the historical volatility of Edison International's common stock for the length of the option's expected term. The volatility period used was 59 months, 56 months, and 58 months at December 31, 2025, 2024, and 2023, respectively.
The following is a summary of the status of Edison International's stock options:

		Weighted Average
	Shares	Exercise Price	Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Edison International:
Outstanding at December 31, 2024	8,643,575	$64.33
Granted	1,603,110	55.04
Forfeited or expired	(124,464)	61.60
Exercised[1]	(237,700)	62.29
Outstanding at December 31, 2025	9,884,521	62.91	4.86
Exercisable and expected to vest at December 31, 2025	9,696,954	62.98	4.79	$16
Exercisable at December 31, 2025	7,646,255	$64.21	3.77	$9
SCE:
Outstanding at December 31, 2024	3,606,450	$64.18
Granted	818,348	55.23
Forfeited or expired	(124,464)	61.60
Exercised[1]	(99,545)	59.68
Affiliate transfers, net	(57,730)	64.18
Outstanding at December 31, 2025	4,143,059	62.59	5.15
Exercisable and expected to vest at December 31,2025	4,052,110	62.66	5.08	$7
Exercisable at December 31, 2025	3,055,865	$64.03	3.92	$4
1Edison International and SCE recognized tax benefits of $1 million and zero million, respectively, from stock options exercised in 2025.

At December 31, 2025, total unrecognized compensation cost related to stock options and the weighted average period the cost is expected to be recognized are as follows:

	Edison International	SCE
Unrecognized compensation cost, net of expected forfeitures (in millions)	$8	$5
Weighted average period (in years)	1.2	1.3
The following is a summary of supplemental data on stock options:

	Edison International			SCE
	Years ended December 31,
(in millions, except per award amounts)	2025	2024	2023	2025	2024	2023
Weighted average grant date fair value per option granted	$7.79	$13.32	$12.69	$7.85	$13.36	$12.71
Fair value of options vested	13	14	8	6	7	7
Value of options exercised	3	45	14	1	25	11
Performance Shares
A target number of contingent performance shares were awarded to executives in 2025, 2024, and 2023 and vest as of December 31, 2027, 2026, and 2025, respectively. The vesting of the grants is dependent upon market and financial performance and service conditions as defined in the grants for each of the years. The number of performance shares earned from each year's grants could range from zero to twice the target number (plus additional units credited as dividend equivalents).
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
The following is a summary of the status of Edison International's nonvested performance shares:

	Equity Awards
	Shares	Weighted Average Fair Value
Edison International:
Nonvested at December 31, 2024	518,520	$74.01
Granted	403,992	61.87
Forfeited	(32,557)	69.03
Vested	(236,755)	76.01
Nonvested at December 31, 2025	653,200	$66.02
SCE:
Nonvested at December 31, 2024	264,974	$74.17
Granted	206,779	62.17
Forfeited	(32,557)	69.03
Vested	(113,249)	76.23
Affiliate transfers, net	(4,938)	74.17
Nonvested at December 31, 2025	321,009	$66.24
Restricted Stock Units
Restricted stock units were awarded to executives in 2025, 2024, and 2023 and vest and become payable on January 3, 2028, January 4, 2027, and January 2, 2026, respectively. Each restricted stock unit awarded includes a dividend equivalent feature and is a contractual right to receive one share of Edison International common stock, if vesting requirements are satisfied. The vesting of Edison International's restricted stock units is dependent upon continuous service through the end of the vesting period, except for awards granted to retirement-eligible participants, which vest on an accelerated basis.
The following is a summary of the status of Edison International's nonvested restricted stock units:

	Edison International		SCE
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	876,448	$65.19	620,727	$65.22
Granted	443,081	55.14	312,678	55.21
Forfeited	(36,319)	62.01	(34,094)	61.82
Vested	(282,787)	63.51	(201,887)	63.51
Affiliate transfers, net	—	—	(2,729)	65.22
Nonvested at December 31, 2025	1,000,423	$57.46	694,695	$57.39
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
(in millions)	Longest Maturity Dates	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Municipal bonds	2067	$718	$729	$899	$860
Government and agency securities	2074	1,149	1,201	1,367	1,341
Corporate bonds	2072	315	346	380	392
Short-term investments and receivables/payables[1]	One-year	200	152	(20)	62
Total debt securities and other		2,382	2,428	2,626	2,655
Equity securities				1,909	1,631
Total[2]				$4,535	$4,286
1As of December 31, 2025 and 2024, short-term investments included $27 million and $18 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by January 2, 2026 and January 2, 2025, respectively.
2Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $455 million and $373 million as of December 31, 2025 and 2024, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $2.0 billion and $1.7 billion at December 31, 2025 and 2024, respectively.
The following table summarizes the gains and losses for the trust investments:

	Years ended December 31,
(in millions)	2025	2024	2023
Gross realized gains	$89	$326	$323
Gross realized losses	(14)	(24)	(73)
Net unrealized gains (losses) for equity securities	256	(19)	103
Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.
Note 11. Regulatory Assets and Liabilities
Included in SCE's regulatory assets and liabilities are regulatory balancing accounts. CPUC-authorized balancing account mechanisms require SCE to refund or recover any differences between forecasted and actual costs. The CPUC has authorized balancing accounts for specified costs or programs such as fuel, purchased power, demand-side management programs, wildfire related costs, nuclear decommissioning and public purpose programs. Certain of these balancing accounts include a return on rate base of 7.66% and 7.87% in 2025 and 2024, respectively. The CPUC authorizes the use of a balancing account to recover from or refund to customers differences in revenue resulting from actual and forecasted electricity sales.
Amounts included in regulatory assets and liabilities are generally recorded with corresponding offsets to the applicable income statement accounts.

Regulatory Assets
SCE's regulatory assets included on the consolidated balance sheets are:

	December 31,
(in millions)	2025	2024
Current:
Regulatory balancing and memorandum accounts	$3,246	$2,723
Other	44	25
Total current	3,290	2,748
Long-term:
Deferred income taxes	6,427	5,982
Unamortized investments, net of accumulated amortization	126	115
Unamortized losses on reacquired debt	79	88
Regulatory balancing and memorandum accounts	2,843	867
Environmental remediation	213	222
Recovery assets	3,092	1,512
Other	180	100
Total long-term	12,960	8,886
Total regulatory assets	$16,250	$11,634
In accordance with the accounting standards applicable to rate-regulated enterprises, SCE defers costs as regulatory assets that are probable of future recovery from customers and has recorded regulatory assets for these incremental costs at December 31, 2025. While SCE believes such costs are probable of future recovery, there is no assurance that SCE will collect all amounts currently deferred as regulatory assets.
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
SCE has long-term unamortized investments which include nuclear assets related to Palo Verde and the beyond the meter program. Nuclear assets related to Palo Verde and the beyond the meter program are expected to be recovered by 2046 and 2031, respectively, and both earned returns of 7.66% and 7.87% in 2025 and 2024, respectively.
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
Recovery assets represent the balance associated with the Recovery Property and prudently incurred financing costs securitized with issuance of the associated bond. The recovery period is until 2050, when the bonds and interest are paid in full. For further details, see Note 3.

Regulatory Liabilities
SCE's regulatory liabilities included on the consolidated balance sheets are:

	December 31,
(in millions)	2025	2024
Current:
Regulatory balancing and memorandum accounts	$1,139	$1,144
Energy derivatives	—	165
Other	19	38
Total current	1,158	1,347
Long-term:
Costs of removal	2,737	2,520
Deferred income taxes	2,126	2,163
Recoveries in excess of ARO liabilities	2,057	1,748
Regulatory balancing and memorandum accounts	1,842	2,023
Pension and other postretirement benefits	1,829	1,690
Other	36	15
Total long-term	10,627	10,159
Total regulatory liabilities	$11,785	$11,506
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
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

	December 31,
(in millions)	2025	2024
Asset (liability)
Energy procurement related costs	$589	$(97)
Public purpose and energy efficiency	(2,054)	(1,708)
GRC related balancing accounts[1]	1,945	976
FERC related balancing accounts	204	125
Wildfire risk mitigation and insurance[2]	289	741
Wildfire and drought restoration[3]	215	238
Woolsey Settlement cost recovery[4]	1,766	—
Tax accounting memorandum account	(3)	(40)
Other	157	188
Assets, net of liabilities	$3,108	$423
1The GRC related balancing accounts primarily consist of the base revenue requirement balancing account ("BRRBA"), the vegetation management balancing account ("VMBA"), the Wildfire Risk Mitigation balancing account ("WRMBA") and the risk management balancing account ("RMBA").
The 2025 GRC decision approved the establishment of a two-way Grid Hardening Balancing Account to track the difference between the actual Targeted Undergrounding Program and Rapid Earth Fault Current Limiter costs up to the approved mile limit and the authorized amounts, with spending in excess of 110% of authorized amounts subject to reasonableness review. Additionally, the final decision authorized SCE to establish a memorandum account to track and record capital expenditures above the amounts authorized to support SCE's grid readiness for future transportation electrification demand, with cost recovery subject to reasonableness review.
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
4Cost recoveries authorized under the Woolsey Settlement Agreement. See Note 12 for more information.

Note 12. Commitments and Contingencies
Power Purchase Agreements
SCE entered into various agreements to purchase power, electric capacity and other energy products. At December 31, 2025, the undiscounted future expected minimum payments for the SCE PPAs (primarily related to renewable energy contracts), which were approved by the CPUC and met other critical contract provisions (including completion of major milestones for construction), were as follows:

(in millions)	Total
2026	$3,244
2027	3,098
2028	2,603
2029	2,604
2030	2,550
Thereafter	15,709
Total future commitments[1]	$29,808
1Certain power purchase agreements are treated as operating leases. For further discussion, see Note 13.
Additionally, as of December 31, 2025, SCE has executed contracts that have not met the critical contract provisions that would increase contractual obligations by $44 million in 2026, $172 million in 2027, $368 million in 2028, $534 million in 2029, $597 million in 2030, and $7,237 million thereafter, if all critical contract provisions are completed.
Costs incurred for PPAs were $4.0 billion in 2025, $4.0 billion in 2024 and $4.5 billion in 2023, which include costs associated with contracts with terms of less than one year.
Other Commitments
The following summarizes the estimated minimum future commitments for SCE's other commitments:

(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Other contractual obligations	$74	$73	$68	$56	$34	$133	$438
Costs incurred for other commitments were $65 million in 2025, $65 million in 2024 and $60 million in 2023. Other commitments include fuel supply contracts for Palo Verde which require payment only if the fuel is made available for purchase. Also included are commitments related to maintaining reliability and expanding SCE's transmission and distribution system.
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
Contingencies
In addition to the matters disclosed in these Notes, Edison International and SCE are involved in other legal, tax, and regulatory proceedings before various courts and governmental agencies regarding matters arising in the ordinary course of business, all of which are subject to uncertainties. Edison International and SCE believe the outcome of each of these other proceedings will not materially affect its financial position, results of operations and cash flows. Legal costs expected to be incurred by Edison International and SCE in connection with loss contingencies are expensed as incurred.

Southern California Wildfires and Mudslides
Unprecedented weather conditions in California due to climate change and greater concentrations of residents in high-fire risk areas, among other things, have contributed to wildfires, including those where SCE's equipment has been alleged to be associated with the fire's ignition, that have caused loss of life and substantial damage in SCE's service area.
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
While investigations into the cause of a wildfire event are conducted by one or more fire agencies, fire agency findings do not determine legal causation of or assign legal liability for a wildfire event. Final determinations of legal causation and liability for wildfire events, including determinations of whether SCE was negligent, would only be made during lengthy and complex litigation processes, and settlements may be reached before determinations of legal liability are ever made. Even when investigations are still pending or legal liability is disputed, an assessment of likely outcomes, including through future settlement of claims, may require estimated losses to be accrued under accounting standards.
Estimates and Assumptions
Each reporting period, management reviews its loss estimates for remaining alleged and potential claims related to wildfire events. The process for estimating losses associated with alleged and potential wildfire related claims requires management to exercise significant judgment based on a number of assumptions and subjective factors, including, but not limited to: volume of claims, damages asserted and associated loss, opinions of counsel regarding litigation risk, the status of and developments in the course of litigation, prior experience litigating and settling wildfire litigation claims, the amount of insurance that may offset losses, and estimating contributory liabilities from third parties who may be responsible for portions of loss.
Estimated losses for wildfire litigation are based on a number of assumptions and are subject to change as additional information becomes available. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged and uncertainty in estimating settlement outcomes. For instance, SCE receives additional information with respect to damages claimed as claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through claims mediation processes, uncertainties related to the impact of outcomes of wildfire litigation against other parties and increasingly negative jury sentiments in general litigation, uncertainties related to the sufficiency of insurance held by plaintiffs and potential plaintiffs, uncertainties related to litigation processes, including whether plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of wildfire events, and the uncertainty as to how these factors impact future settlements.
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
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of February 11, 2026, in addition to the outstanding claims of approximately 100 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim.
In January 2019, SCE filed a cross-complaint against certain local public entities alleging that failures by these entities, such as failure to adequately plan for flood hazards and build and maintain adequate debris basins, roads, bridges and other channel crossings, among other things, caused, contributed to or exacerbated the losses that resulted from the Montecito Mudslides. Once SCE has settled all individual plaintiff claims in the TKM litigation that impact the corresponding cross-claims, SCE intends to appeal certain procedural issues to maintain its ability to pursue the cross-claims.

The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. As of February 11, 2026, SCE has entered into settlements with approximately 13,700 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
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

2019 Saddle Ridge Fire
The "Saddle Ridge Fire," originated in Los Angeles County in October 2019 and burned approximately 9,000 acres, destroyed an estimated 19 structures, damaged an estimated 88 structures, and resulted in one fatality and injuries to eight  firefighters. In August 2023, SCE received a signed report of investigation from the LAFD, in which the LAFD stated with respect to the Saddle Ridge Fire that the cause of ignition was unintentional, the form of heat was undetermined, the item first ignited was undetermined and the material type first ignited was undetermined. The LAFD report noted that no other competent ignition sources other than SCE's transmission lines were found in the specific origin area of the Saddle Ridge Fire. The SED conducted an investigation with respect to the Saddle Ridge Fire and issued an undated report listing alleged violations of CPUC General Orders by SCE and noting that the alleged violations, under certain circumstances, could have led to a fire ignition. Multiple lawsuits related to the Saddle Ridge Fire were filed by plaintiffs naming SCE as defendant. An inverse condemnation bench trial in the Saddle Ridge Fire litigation has been set for October 2026. SCE has accrued charges for potential losses relating to the Saddle Ridge Fire.
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
2020 Silverado Fire
The "Silverado Fire" originated in Orange County in October 2020 and burned over 12,000 acres. The Orange County Fire Authority ("OCFA"). OCFA jointly with CAL FIRE have reported that the Silverado Fire destroyed five structures, damaged nine other structures and resulted in two firefighter injuries. There were also four other structures damaged or destroyed. In addition, methane re-generation pipelines were destroyed and approximately 200 acres of avocado orchards were damaged in the fire. Fire authorities have estimated suppression costs at approximately $20 million. An investigation into the cause of the Silverado Fire was conducted by the OCFA and CAL FIRE. OCFA and CAL FIRE concluded in their October 2020 report of investigation that contact between an SCE conductor and a T-Mobile USA, Inc. ("T-Mobile") line resulted in ignition of the Silverado Fire. In 2024, SCE paid a fine of approximately $2 million imposed by the SED for alleged failure to comply with maintenance requirements with respect to two conductors. Multiple lawsuits related to the Silverado Fire were filed by plaintiffs, including individual plaintiffs, subrogation plaintiffs, CAL FIRE, T-Mobile, County of Orange and Cal OES, naming SCE as a defendant. SCE has settled substantially all of the claims that were filed against it related to the Silverado Fire and does not expect to incur additional losses in excess of the amounts accrued for the Silverado Fire.
2022 Coastal Fire
The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire was led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. In September 2024, SCE received a report of investigation from the OCFA, in which the OCFA finds that the Coastal Fire was unintentionally caused by sparks from overhead SCE electrical equipment igniting vegetation under the equipment. The SED is conducting an investigation with respect to the Coastal Fire and issued a notice of violation in 2025. SCE has settled subrogation plaintiff claims and claims brought by the County of Orange related to the Coastal Fire. Individual plaintiffs have also filed complaints against SCE related to the Coastal Fire. As of February 11, 2026, no trials are scheduled in the Coastal Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Coastal Fire.

2022 Fairview Fire
The "Fairview Fire" originated in Riverside County in September 2022 and burned approximately 28,000 acres. CAL FIRE has reported that the Fairview Fire destroyed 22 residential structures, damaged five residential structures, and destroyed or damaged 17 minor structures. CAL FIRE also reported two civilian fatalities, one civilian injury and two injuries to responding fire personnel. In addition, fire authorities have estimated suppression costs at $39 million. While SCE's investigation remains ongoing, SCE's information reflects that an SCE circuit in the area experienced an anomaly (a relay) approximately 8 minutes prior to the reported start time of the fire. In November 2023, SCE received a report of investigation conducted by CAL FIRE, in which CAL FIRE finds that the Fairview Fire was caused when a sagging SCE electrical conductor came in contact with a communication line, causing sparks to fall and ignite surrounding vegetation. In March 2025, the SED issued a citation for approximately $2 million for alleged violations of the SED's rules and regulations, including SCE's failure post-fire to comply with clearance requirements with respect to its electrical conductor. SCE has settled subrogation plaintiff claims related to the Fairview Fire. A jury trial in the Fairview Fire individual plaintiff litigation has been set for June 2026. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Fairview Fire.
2025 Eaton Fire
In January 2025, several wind-driven wildfires impacted portions of SCE's service area, causing loss of life, substantial damage to both residential and business properties and service outages for SCE customers. One of the largest of these wildfires, the "Eaton Fire," ignited in SCE's service area in Los Angeles County and spread due to a number of contributing factors under conditions of an extreme Santa Ana windstorm.
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
The Los Angeles County Fire Department is leading the investigation into the origin and cause of the Eaton Fire, with the assistance of CAL FIRE, and has identified a preliminary area of origin of the fire. SCE has transmission facilities in the preliminary area of origin and the SED is conducting an investigation with respect to the Eaton Fire. Edison International and SCE are also aware of an ongoing investigation by the Los Angeles District Attorney's Office of the Eaton Fire for the purpose of determining whether any criminal violations have occurred. SCE could be subject to material fines, penalties, or restitution if it is determined that it failed to comply with applicable laws and regulations. SCE is not aware of any basis for felony liability with regards to the Eaton Fire.
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of February 11, 2026, SCE was aware of approximately 1,500 lawsuits related to the Eaton Fire: representing lawsuits by approximately 20,000 individual plaintiffs and also lawsuits by subrogation plaintiffs and public entity plaintiffs. A bellwether jury trial in the Eaton Fire litigation has been set for January 2027.
SCE's internal review into the facts and circumstances of the Eaton Fire is complex and ongoing. SCE's review includes ongoing inspections of its facilities and records and of third-party information and testing. While SCE has not conclusively determined that its equipment caused the ignition of the Eaton Fire, a viable explanation is that a de-energized idle SCE transmission facility in the preliminary area of origin was associated with the ignition of the fire and SCE is not aware of evidence pointing to another possible source of ignition. Absent additional evidence, SCE believes that it is likely that its equipment could have been associated with the ignition of the Eaton Fire and is pursuing settlement of claims through its Wildfire Recovery Compensation Program.
SCE has entered into settlements with insurance claimants and claimants under its Wildfire Recovery Compensation Program related to the Eaton Fire. As of December 31, 2025, SCE had recorded $1.1 billion in losses related to these settlements. SCE also recorded expected recoveries from customer-funded self-insurance of $917 million, from the Wildfire Fund of $134 million, and through FERC electric rates of $70 million, including $19 million related to settlements paid and $51 million of expected recovery through cost deferral. The net after tax charge to earnings recorded is $9 million, the after-tax impact of the required $12.5 million shareholder contribution related to SCE's customer-funded self-insurance coverage.

No admission of wrongdoing or liability was made in reaching the settlements described above and the claimants party to the settlements have agreed to release SCE and Edison International from all claims and potential claims related to or arising from the Eaton Fire.
In light of pending litigation, it is probable that Edison International and SCE will incur additional material losses in connection with the Eaton Fire. Given, among other things, the complexities associated with estimating damages, the large number and varying types of claims and the interrelationship among the claims, uncertainties related to the sufficiency of insurance held by plaintiffs and potential plaintiffs, and uncertainties related to litigation processes and the Wildfire Recovery Compensation Program, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred in connection with the Eaton Fire.
Settlement of Claims
The following table presents settlements paid.

(in millions)	Inception to December 31, 2025	2025	2024	2023
2017/2018 Wildfire/Mudslide Events	$9,688	$234	$779	$1,034
Other Wildfire Events	943	379	361	190
Eaton Fire	237	237	—	—
Total	$10,868	$850	$1,140	$1,224
Edison International and SCE have not admitted wrongdoing or liability as part of any settlements related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, or the Eaton Fire. SCE continues to explore reasonable settlement opportunities with plaintiffs in outstanding wildfire litigation.
Accrued Losses
The following table presents changes in accrued losses since December 31, 2024:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Balance at December 31, 2024	$426	$575	$—	$1,001
Increase in accrued losses	—	21	1,134	1,155
Amounts paid	(234)	(379)	(237)	(850)
Balance at December 31, 2025	$192	$217	$897	$1,306
Edison International's and SCE's consolidated balance sheets included fixed payments to be made under settlements and accrued estimated losses presented in the tables below:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Current portion of wildfire-related claims liabilities[1]	$31	$4	$550	$585
Long term wildfire-related claims liabilities[2]	161	213	347	721
Total balance at December 31, 2025	$192	$217	$897	$1,306

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Current portion of wildfire-related claims liabilities[1]	$48	$12	$60
Long term wildfire-related claims liabilities[2]	378	563	941
Total balance at December 31, 2024	$426	$575	$1,001
1At December 31, 2025, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $6 million of settlements executed and $25 million of short-term payables under the SED Agreement. At December 31, 2024, current liabilities related to

2017/2018 Wildfire/Mudslide Events consisted of $29 million of settlements executed and $19 million of short-term payables under the SED Agreement.
2At December 31, 2025, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $17 million of long-term payables under the SED Agreement and $144 million of estimate of expected losses for remaining alleged and potential claims. At December 31, 2024, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $38 million of long-term payables under the SED Agreement and $340 million of estimate of expected losses for remaining alleged and potential claims.
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
Edison International and SCE may incur a material loss in excess of amounts accrued in connection with the remaining alleged and potential claims related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events. Due to the number of uncertainties and possible outcomes related to the 2017/2018 Wildfire/Mudslide Events and Other Wildfire Events litigation, Edison International and SCE cannot estimate the upper end of the range of reasonably possible losses that may be incurred in connection with the 2017/2018 Wildfire/Mudslide Events or the Other Wildfire Events. The estimated losses for the 2017/2018 Wildfire/Mudslide Events do not include estimates of potential losses related to certain potential public entity plaintiff claims, including CAL OES's claim in the TKM litigation, for which the statute of limitations has been tolled, as losses from these alleged and potential claims are not estimable at this time.
While SCE recorded losses related to settlements that have been entered into related to the Eaton Fire, Edison International and SCE are currently unable to reasonably estimate a range of losses that may be incurred in connection with the Eaton Fire.
For the years ended December 31, 2025, 2024, and 2023, SCE recorded wildfire-related claims, net of expected recoveries, as follows:

	Year ended December 31, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire[2]	Total
Wildfire-related claims	$—	$21	$1,134	$1,155
Expected recoveries from insurance and third parties[1]	—	(82)	—	(82)
Customer-funded wildfire self-insurance	—	—	(917)	(917)
Expected recoveries from Wildfire Fund	—	—	(134)	(134)
Expected (recoveries from)/refund to CPUC customers	(2,944)	44	—	(2,900)
Expected refund to/(revenue from) FERC customers	—	3	(70)	(67)
Total pre-tax (gain)/charge	(2,944)	(14)	13	(2,945)
Income tax expense/(benefit)	824	4	(4)	824
Total after-tax (gain)/charge	$(2,120)	$(10)	$9	$(2,121)

	Year ended December 31, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Wildfire-related claims	$490	$253	$743
Expected recoveries from insurance and third parties[1]	—	(96)	(96)
Expected revenue from FERC customers	(27)	(9)	(36)
Total pre-tax charge	463	148	611
Income tax benefit	(130)	(42)	(172)
Total after-tax charge	$333	$106	$439

	Year ended December 31, 2023
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Wildfire-related claims	$630	$184	$814
Expected recoveries from insurance and third parties[1]	—	(149)	(149)
Expected revenue from FERC customers	(37)	(2)	(39)
Total pre-tax charge	593	33	626
Income tax benefit	(165)	(9)	(174)
Total after-tax charge	$428	$24	$452
1In 2025, EIS, a wholly-owned subsidiary of Edison International, incurred $50 million insurance expense, which consisted of $47 million of wildfire claims and $3 million of related legal costs. In 2024 and 2023, EIS incurred $4 million and $3 million insurance expenses, respectively. These amounts were included in the insurance recoveries of SCE but were excluded from those of Edison International.
2In 2025, SCE recorded $1,134 million in losses related to settlements, including accrued losses. Of these accrued losses, $51 million was deferred as a FERC regulatory asset, eligible to be included in FERC rates when the losses are paid. As a result, SCE's consolidated statements of income for the year ended December 31, 2025 reported wildfire-related claims of $1,083 million and FERC revenue of $19 million related to the Eaton Fire.
In total, through December 31, 2025, SCE has recorded losses of $12.2 billion, expected recoveries from insurance and third parties of $2.8 billion, expected recoveries through electric rates of $3.5 billion, expected recoveries from customer-funded wildfire self-insurance of $0.9 billion, and expected recoveries from the Wildfire Fund of $0.1 billion related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire. The after-tax net charges to earnings recorded through December 31, 2025, have been $3.4 billion.
Recoveries
SCE has exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Expected recoveries from insurance recorded for the Other Wildfire Events are supported by SCE's insurance coverage for multiple policy years and for the Eaton Fire by its customer-funded self-insurance coverage and the Wildfire Fund. Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable.
The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates, including by FERC requiring refund of amounts recovered, if it is determined that such losses were not prudently incurred. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets in the period it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on the probability of future recovery.
Fines and penalties incurred in connection with a wildfire are not recoverable from insurance, the Wildfire Fund or through electric rates.
While Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Other Wildfire Events, Edison International and SCE expect that additional losses incurred in connection with any such fire, will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such additional losses after expected recoveries from insurance and through electric rates will not be material.

The following table sets forth SCE's total recoveries received since inception and expected to receive as of December 31, 2025:

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Recoveries from insurance and third parties	$2,000	$800	$—	$2,800
Customer-funded wildfire self-insurance	—	—	917	917
Wildfire Fund recoveries	—	—	134	134
FERC recoveries	440	22	70	532
CPUC- RMBA recoveries	—	12	—	12
CPUC-WEMA deferral	2,944	96	—	3,040
Total	$5,384	$930	$1,121	$7,435
The following tables summarize expected recoveries from insurance and third parties, and through electric rates as of December 31, 2025 and 2024:

	December 31, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Short-term receivables from customer-funded wildfire self-insurance	$—	$—	$709	$709
Long-term receivables from insurance and third parties	—	237	—	237
Long-term receivables from Wildfire Fund recoveries	—	—	134	134
FERC related balancing accounts	27	20	70	117
CPUC-regulatory assets	2,944	96	—	3,040
Total	$2,971	$353	$913	$4,237

	December 31, 2024
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Long-term receivables from insurance and third parties	$—	$434	$434
FERC related balancing accounts	64	9	73
CPUC-regulatory assets	—	140	140
Total	$64	$583	$647
Recoveries through Insurance
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
SCE has $1.0 billion of customer-funded self-insurance coverage available for wildfires ignited between January 1, 2025 and December 31, 2025, including the Eaton Fire, under its self-insurance program described below, subject to up to a maximum possible contribution of $12.5 million. SCE will exhaust self-insurance recoveries available for losses related to the Eaton Fire as a result of costs incurred and settlements entered into as of February 11, 2026.
SCE has $1.0 billion of customer-funded self-insurance coverage available for wildfires ignited between January 1, 2026 and December 31, 2026 under its self-insurance program described below, subject to up to a maximum possible contribution of $12.5 million. SCE's self-insurance program meets its obligation to maintain reasonable insurance coverage under the California Wildfire Legislation for the January 1, 2026 through December 31, 2026 period.
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
In May 2023, the CPUC allowed SCE to establish an expanded self-insurance program for wildfire-related costs that will be funded through CPUC-jurisdictional rates, in lieu of obtaining wildfire liability insurance from the commercial insurance market. Beginning on July 1, 2023, SCE implemented its customer-funded wildfire self-insurance program. In 2023 and 2024, SCE collected $150 million and $300 million, respectively, through CPUC-jurisdictional rates in support of SCE's customer-funded wildfire self-insurance program.
In July 2024, the CPUC issued a decision in the 2025 GRC proceeding authorizing this self-insurance framework to continue through at least 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. From 2025 through 2028, $300 million will be collected annually until a total available self-insurance accrual amount of $1.0 billion is achieved. SCE collected $300 million in 2025 through CPUC-jurisdictional rates in support of its customer-funded wildfire self-insurance program.
As losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2028, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum contribution of $12.5 million per policy year. SCE expects to adjust customer rates in 2026 due to expected recoveries from customer-funded self-insurance in connection with the Eaton Fire.
Recoveries through Electric Rates
CPUC recoveries pre-AB 1054
Regulatory recovery of SCE's losses realized in connection with the 2017/2018 Wildfire/Mudslide Events in excess of available insurance is subject to approval by regulators. Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets in the period it concludes that such costs are probable of future recovery in electric rates. SCE utilizes objectively determinable evidence to form its view on probability of future recovery. The only precedent in which a California investor-owned utility sought recovery for uninsured wildfire claims related costs and the CPUC made a prudency determination is SDG&E's requests for cost recovery related to 2007 wildfire activity, where the FERC allowed recovery of all FERC-jurisdictional wildfire claims related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire claims related costs based on a determination that SDG&E did not meet the CPUC's prudency standard ("SDG&E Decision"). The SDG&E Decision is evidence of a California investor-owned utility seeking recovery for uninsured wildfire-related costs and FERC allowing recovery of all FERC-jurisdictional wildfire-related costs while the CPUC rejected recovery of all CPUC-jurisdictional wildfire-related costs based on a determination that the utility did not meet the CPUC's prudency standard.
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
In October 2024, SCE filed an application (the "Woolsey Application") to seek CPUC-jurisdictional rate recovery of prudently incurred losses related to the Woolsey Fire, consisting of uninsured claims and associated costs, including legal and financing costs. In December 2025, the CPUC approved the Woolsey Settlement Agreement and closed the proceeding. Under the Woolsey Settlement Agreement, SCE is authorized to recover 35%, or approximately $2.0 billion, of approximately $5.6 billion of losses, consisting of approximately $1.6 billion of uninsured claims paid as of May 31, 2025, and $0.4 billion of costs, comprised of legal costs paid as of May 31, 2025, and estimated ongoing financing costs. SCE is also authorized to recover 35% of losses paid after May 31, 2025. SCE’s requests for recovery exclude $250 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. As a result, in the fourth quarter of 2025, SCE recorded a regulatory asset for recoveries authorized under the Woolsey Settlement Agreement. SCE was also authorized to recover approximately $71 million of approximately $84 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Woolsey Fire.
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
The Eaton Fire and each of the Other Wildfire Events discussed above, with the exception of the Creek Fire, was ignited after July 12, 2019, and SCE has held a valid safety certification since July 15, 2019. While a California investor-owned utility has not yet sought a prudency review related to recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and for investor-owned utilities holding a safety certification at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility's conduct is created. As such, SCE has concluded, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to wildfire events occurring after AB 1054 that it has deferred as regulatory assets are probable of recovery through electric rates. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions, such as any CPUC decisions illustrating the interpretation and/or application of the prudency standard under AB 1054, and, for each applicable fire, evidence that could create serious doubt as to the reasonableness of SCE's conduct relative to that fire. The CPUC may not allow SCE to recover uninsured losses related to the wildfire events through electric rates if it is determined that such losses were not prudently incurred.
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
Recoveries through the Wildfire Fund
SCE has advised the administrator of the Wildfire Fund that it anticipates seeking reimbursement of eligible claims arising from the Eaton Fire from the Initial Account and the administrator has confirmed that the Eaton Fire is a "covered wildfire" for purposes of accessing the Initial Account. SCE will be reimbursed for losses incurred in excess of $1.0 billion for eligible claims for third-party damages related to the Eaton Fire from the Initial Account, subject to approval of the fund administrator and the Initial Account's claims-paying capacity. The fund administrator has reported that, as of September 30, 2025, the fund's claim paying capacity for the Eaton Fire exceeds $21 billion. Edison International and SCE record a receivable for recoveries from the Wildfire Fund when recovery of a recorded loss from the fund is determined to be probable.
SCE will file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to the fire, or upon earlier request of the fund administrator. The CPUC will determine the prudency of SCE's ignition-related conduct in a formal proceeding. If the CPUC finds that SCE's conduct related to the ignition of the Eaton Fire was not prudent, SCE will be required to reimburse the Initial Account only for amounts disallowed by the CPUC up to the applicable Liability Cap of approximately $4.3 billion, unless the fund administrator finds that SCE's actions or inactions relative to the ignition of the Eaton Fire constitute conscious or willful disregard of the rights and safety of others, in which case SCE will be required to reimburse the Initial Account for withdrawn amounts that the CPUC disallowed.
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
At December 31, 2025, SCE's recorded estimated minimum liability to remediate its 18 identified material sites (sites with a liability balance as of December 31, 2025, in which the upper end of the range of the costs is at least $1 million) was $218 million, including $148 million related to San Onofre. In addition to these sites, SCE also has 16 immaterial sites with a liability balance on December 31, 2025 for which the total minimum recorded liability was $4 million. Of the $222 million total environmental remediation liability for SCE, $213 million has been recorded as a regulatory asset. SCE expects to recover $32 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism), and $181 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
The ultimate costs to clean up SCE's identified sites may vary from its recorded liability due to numerous uncertainties inherent in the estimation process, such as: the extent and nature of contamination; the scarcity of reliable data for identified sites; the varying costs of alternative cleanup methods; developments resulting from investigatory studies; the possibility of identifying additional sites; and the time periods over which site remediation is expected to occur. SCE believes that, due to these uncertainties, it is reasonably possible that cleanup costs at the identified material sites and immaterial sites could exceed its recorded liability by up to $87 million and $2 million, respectively. The upper limit of this range of costs was estimated using assumptions least favorable to SCE among a range of reasonably possible outcomes.
SCE expects to clean up and mitigate its identified sites over a period of up to approximately 35 years, though some sites may require a longer time period. Remediation costs for each of the next 5 years are expected to range from $1 million to $20 million. Costs incurred for years ended December 31, 2025, 2024 and 2023 were $15 million, $17 million and $11 million, respectively, and were included in the "Operation and maintenance" expense on the consolidated statements of income.
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
Nuclear Insurance
Federal law limits public offsite liability claims for bodily injury and property damage from a nuclear incident to the amount of available financial protection, which is currently approximately $560 million for San Onofre and $16.3 billion for Palo Verde. As of January 1, 2025, SCE and other owners of San Onofre and Palo Verde have purchased the maximum private primary insurance available ($500 million) through a Facility Form issued by American Nuclear Insurers ("ANI"). In the case of San Onofre, the balance is covered by a US Government indemnity. In the case of Palo Verde, the balance is covered by a loss sharing program among nuclear reactor licensees. If a nuclear incident at any licensed reactor in the United States, which is participating in the loss sharing program, results in claims and/or costs which exceed the primary insurance at that plant site, all participating nuclear reactor licensees could be required to contribute their share of the liability in the form of a deferred premium.
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
The following table summarizes SCE's future lease payments for operating leases as of December 31, 2025:

(in millions)	PPA Operating Leases	Other Operating Leases[1]
2026	$94	$72
2027	88	67
2028	87	61
2029	89	54
2030	89	43
Thereafter	629	98
Total lease payments	1,076	395
Amount representing interest	237	79
Lease liabilities	$839	$316
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
The timing of SCE's recognition of the lease expense conforms to ratemaking treatment for SCE's recovery of the cost of electricity and is included in purchased power for PPA operating leases. The following table summarizes the components of SCE's lease expense:

	Years ended December 31,
(in millions)	2025	2024	2023
PPA leases:
Operating lease cost	$108	$115	$503
Variable lease cost[1]	1,702	1,700	2,277
Total PPA lease cost	1,810	1,815	2,780
Other operating leases cost	75	64	56
Total lease cost	$1,885	$1,879	$2,836
1Includes lease costs from legacy renewable energy contracts where payments are based on contingent external factors such as wind, hydro and solar power generation.

Other information related to leases was as follows:

	Years ended December 31,
(in millions, except lease term and discount rate)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from:
PPA operating leases	$108	$115	$503
Other operating leases	72	62	55

ROU assets obtained in exchange for lease obligations:
PPA operating leases	$30	$11	$226
Other operating leases	83	79	69

Weighted average remaining lease term (in years):
PPA operating leases	11.65	12.50	13.37
Other operating leases	8.31	8.86	9.56

Weighted average discount rate:
PPA operating leases	4.34%	4.30%	4.30%
Other operating leases	4.77%	4.50%	4.22%
Leases as Lessor
SCE also enters into operating leases to rent certain land and facilities as a lessor. These leases primarily have terms that range from 15 to 65 years. During the years ended December 31, 2025, 2024 and 2023, SCE recognized lease income of $17 million, $18 million, and $17 million, respectively, which is included in operating revenue on the consolidated statements of income. At December 31, 2025, the undiscounted cash flow expected to be received from lease payments for the remaining years is $155 million.
Note 14. Equity
Common Stock
Stock Repurchase Programs
The Edison International Board of Directors authorizes stock repurchase programs to repurchase common stock. These programs are intended to offset dilution from common stock issued under Edison International's long-term incentive compensation programs and are funded using Edison International's working capital. The timing and the amount of any repurchased common stock will be determined by Edison International's management based on their evaluation of market conditions and other factors. Repurchases may be executed through various methods, including open market purchases, privately negotiated transactions, and other transactions in accordance with applicable securities laws. Any repurchased shares of common stock will be retired. The programs do not obligate Edison International to acquire any particular amount of common stock, and may be suspended or discontinued at any time at its discretion.
In December 2025, the Edison International Board of Directors authorized a program that provides for the repurchase of up to $70 million of common stock from February 20, 2026 to March 2, 2027.
In July 2024, the Edison International Board of Directors authorized a program for repurchase of up to $200 million of its common stock until December 2025 (the "2024 Share Repurchase Program"). By December 2024, no authorized repurchase amount remained under the 2024 Share Repurchase Program. In December 2024, the Edison International Board of Directors authorized a program for repurchase of up to $75 million of its common stock from February 2025 until February 2026 (the "2025 Share Repurchase Program").
During the years ended December 31, 2025 and 2024, Edison International repurchased and retired 550,999 and 2,412,203 shares, respectively. As of December 31, 2025, $43 million of common stock remained for repurchase under the 2025 Share Repurchase Program.

Preferred Stock
As of December 31, 2025, Edison International had 414,342 shares of 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") and 87,937 shares of 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") outstanding, each with a liquidation value of $1,000 per share. The dividends are payable on a semi-annual basis. Beginning March 15, 2026, the dividend rate for Series A Preferred Stock will reset every five years to equal the then-current five-year U.S. Treasury rate plus a spread of 4.698%. For Series B Preferred Stock, the dividend rate will reset on varying dates to equal the then-current five-year U.S. Treasury rate plus a spread that is determined at each reset. The spread for the first reset period starting March 15, 2027 is 3.901%.
In December 2025, Edison International, through a tender offer, repurchased 744,975 shares of Series A Preferred Stock and 415,517 shares of Series B Preferred Stock for $1.2 billion and recognized a loss of $12 million. In 2024, Edison International repurchased 29,000 shares of Series B Preferred Stock via open market repurchases for $28 million and recognized a gain of $1 million. In 2023, Edison International repurchased 90,683 shares of Series A Preferred Stock and 217,546 shares of Series B Preferred Stock via open market repurchases for $289 million and recognized a gain of $16 million. The gains and losses from the repurchases were reflected in "Preferred stock dividend requirements of Edison International" on the consolidated statements of income.
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
Redemption of Outstanding Preferred Stock Subsequent to December 31, 2025
On February 10, 2026, Edison International announced the redemption of all outstanding shares of Edison International’s Series A Preferred Stock. The redemption date will be March 9, 2026, and in accordance with the terms of the Series A Preferred Stock, the shares are expected to be redeemed at a price equal to $1,000 per share, plus accumulated and unpaid dividends, if any, to, but excluding, the redemption date.
Preferred and Preference Stock of SCE
SCE's authorized shares are: $100 cumulative preferred – 12 million shares, $25 cumulative preferred – 24 million shares and preference with no par value – 50 million shares. There were no preferred shares issued or outstanding as of December 31, 2025 and 2024.
Shares of SCE's preference stock rank senior to SCE's common stock with respect to dividend rights and distribution rights upon liquidation. SCE's outstanding preference shares are not subject to mandatory redemption and there is no sinking fund requirement for redemptions or repurchases of preference shares. There are no dividends in arrears for the preference shares.

The following table summarizes preference stocks (dividends declared per share are for 2025):

	Issue Date	Shares Outstanding	Redemption Price per Share	Dividends Declared per Share	December 31,
(in millions, except shares and per share amounts)					2025	2024
No par value (cumulative):
5.10% Series G	2013	88,004	$2,500	$127.500	$220	$220
3-month SOFR + 3.132% Series J	2015	—	2,500	147.744	—	325
5.45% Series K	2016	47,495	2,500	136.250	119	300
5.00% Series L	2017	190,004	2,500	125.000	475	475
7.50% Series M	2023	220,004	2,500	187.500	550	550
6.95% Series N	2024	140,004	2,500	173.750	350	350
SCE's preference stock					1,714	2,220
Less: issuance costs					(34)	(45)
Edison International's preference stock of SCE					$1,680	$2,175
Shares of Series G, K, L, M, and N preference stock may be redeemed by SCE at par, in whole or in part on or after March 15, 2018, March 15, 2026, June 26, 2022, November 22, 2028, and May 13, 2029, respectively. The Series G, K, L, M and N shares may be redeemed at par, in whole, but not in part, at any time prior to March 15, 2018, March 15, 2026, June 26, 2022, November 22, 2028, and May 13, 2029, respectively, if certain changes in tax or investment company law or interpretation (or applicable rating agency equity credit criteria for Series L, M and N only) occur and certain other conditions are satisfied. In December 2025, all of the outstanding Series J preference stock was redeemed. Series K preference stock, distributions will accrue and be payable at a floating rate from and including March 15, 2026. In December 2025, SCE, through a tender offer, repurchased 72,509 shares of its Series K preference stock for $181 million. SCE recorded a $9 million loss on the redemption and repurchase of the preference stocks. The loss was reflected in "Preference stock dividend requirements" on the consolidated statements of income. On February 10, 2026, SCE announced that it will redeem all the remaining shares of its Series K preference stock, which will cause SCE Trust V to redeem all of its outstanding 5.45% Series K trust securities. The redemption date will be March 15, 2026 at the redemption price of $25 per Series K trust security.
Shares of Series G, K, L, M and N preference stock were issued to SCE Trust II, SCE Trust V, SCE Trust VI, SCE Trust VII and SCE Trust VIII, respectively, special purpose entities formed to issue trust securities to the public. The trust securities do not have a maturity date and upon redemption of any shares of the series of preference stock, a corresponding dollar amount of the trust securities will be redeemed by the applicable trust. The applicable trust will make distributions at the same rate and on the same dates on the applicable series of trust securities, if and when the SCE's Board of Directors declares and makes dividend payments on the related preference stock.

Note 15. Other Income, Net
Other income net of expenses is as follows:

	Years ended December 31,
(in millions)	2025	2024	2023
SCE other income (expense):
Equity AFUDC	$189	$187	$157
Increase in cash surrender value of life insurance policies and life insurance benefits	46	42	37
Interest income	184	250	261
Net periodic benefit income – non-service components	89	91	100
Civic, political and related activities and donations	(51)	(63)	(42)
Other	(10)	(14)	(16)
Total SCE other income, net	447	493	497
Other income (expense) of Edison International Parent and Other:
Net losses on equity securities	(12)	—	(3)
Interest income and other	3	9	6
Total Edison International other income, net	$438	$502	$500
Note 16. Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International			SCE
	Years ended December 31,
(in millions)	2025	2024	2023	2025	2024	2023
Cash payments (receipts)[1]:
Interest, net of amounts capitalized	$1,716	$1,588	$1,401	$1,399	$1,306	$1,155
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	338	318	299	430	430	360
Preference stock of SCE	—	—	9	—	—	9
Details of debt exchange:
Pollution-control bonds redeemed (2.625%)	—	—	(135)	—	—	(135)
Pollution-control bonds remarketed (4.50%)	—	—	135	—	—	135
1Cash payments (receipts) related to income taxes are disclosed in Note 8.
SCE's accrued capital expenditures for the years ended December 31, 2025, 2024, and 2023 were $918 million, $644 million, and $680 million, respectively. Accrued capital expenditures are included in investing activities in the consolidated statements of cash flows in the period paid.
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

For the years ended December 31, 2025 and 2024, SCE did not purchase wildfire liability insurance from EIS. Beginning on July 1, 2023, in lieu of obtaining wildfire liability insurance from the commercial insurance market, SCE implemented its customer-funded wildfire self-insurance program. In addition, one of the EIS wildfire liability insurance policies was amended in February 2025 to reimburse SCE for $50 million in claim costs and related legal expenses for a wildfire occurring during the July 1, 2022 through June 30, 2023 policy period. For further information, see Note 12. For the year ended December 31, 2022, SCE purchased wildfire liability insurance for premiums of $273 million from EIS. EIS fully reinsured the exposure for these policies through the commercial reinsurance market, with reinsurance limits and premiums equal to those of the insurance purchased by SCE, except for a contract for a premium of $93 million for the 12 months ended June 30, 2023 under which EIS provided insurance protection to SCE. SCE recorded the premium as insurance expense and recorded an equal amount of revenue due to customer funding through regulatory cost recovery mechanisms, therefore there was no earnings impact on SCE's consolidated statements of income. EIS recorded the premium as insurance revenue. On the Edison International consolidated statements of income, the EIS insurance revenue was eliminated with SCE's insurance expense, therefore the SCE customer revenues increased the earnings of Edison International. The amount of insurance expense and corresponding revenue was $44 million for the year ended December 31, 2023. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's consolidated balance sheets were $226 million and $303 million at December 31, 2025 and December 31, 2024, respectively. The expense for wildfire-related insurance premiums paid to EIS was $132 million for the year ended December 31, 2023.
Edison International Foundation ("EIXF") is an unconsolidated not-for-profit organization formed under Section 501(c)(3) of the Internal Revenue Code. All members of EIXF's Board of Directors are officers of Edison International or SCE. Edison International does not have title to, and cannot receive contributions back from, EIXF. Edison International made an irrevocable contribution to EIXF of $19 million for the year ended December 31, 2024, which was reflected in "Other income, net" on Edison International's consolidated statements of income. No contributions were made for the years ended December 31, 2025 and 2023.
Powering Progress is an unconsolidated not-for-profit organization formed under Section 501(c)(4) of the Internal Revenue Code. All members of Powering Progress' Board of Directors are officers of Edison International or SCE. Edison International made an irrevocable contribution to Powering Progress of $10 million for the year ended December 31, 2025, which was reflected in "Other income, net" on Edison International's consolidated statements of income. No contributions were made for the years ended December 31, 2024 and 2023.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
CONTROLS AND PROCEDURES (Part II, Item 9A)
Disclosure Controls and Procedures
Based on an evaluation of Edison International's and SCE's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2025, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures are effective to ensure that information required to be disclosed by Edison International and SCE in reports that the companies file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. In addition, Edison International's and SCE's respective principal executive officers and principal financial officers have concluded that such controls and procedures were effective in ensuring that information required to be disclosed by Edison International and SCE in the reports that Edison International and SCE file or submit under the Exchange Act is accumulated and communicated to Edison International's and SCE's management, including Edison International's and SCE's respective principal executive officers and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Edison International's and SCE's respective management are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for Edison International and its subsidiaries and SCE, respectively. Under the supervision and with the participation of their respective principal executive officer and principal financial officer, Edison International's and SCE's management conducted an evaluation of the effectiveness of their respective internal controls over financial reporting based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluations under the COSO framework, Edison International's and SCE's respective management concluded that Edison International's and SCE's respective internal controls over financial reporting were effective as of December 31, 2025. Edison International's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this filing, which is incorporated herein by this reference. This annual report does not include an attestation report of SCE's independent registered public accounting firm regarding internal control over financial reporting. Management's report for SCE is not subject to attestation by the independent registered public accounting firm.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
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
The principal executive office of Edison International is located at 2244 Walnut Grove Avenue, P.O. Box 976, Rosemead, California 91770, and Edison International's telephone number is (626) 302-2222. The principal executive office of SCE is located at 2244 Walnut Grove Avenue, P.O. Box 800, Rosemead, California 91770, and SCE's telephone number is (626) 302-1212.
This is a combined Annual Report on Form 10-K for Edison International and SCE. Edison International and SCE make available at edisoninvestor.com: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after Edison International and SCE electronically file such material with, or furnishes it to, the SEC. Such reports are also available on the SEC's internet website at sec.gov. The information contained on, or connected to, the Edison investor website is not incorporated by reference into this report.
Subsidiaries of Edison International
SCE – Public Utility
SCE is an investor-owned public utility primarily engaged in the business of supplying and delivering electricity through SCE's electrical infrastructure to an approximately 50,000 square-mile area of southern California. SCE serves approximately 5 million customers in its service area. As of December 31, 2025, SCE's total number of customers by class were as follows:

(in thousands)	2025	2024	2023
Residential	4,672	4,618	4,576
Commercial	625	611	610
Industrial	4	5	5
Public authorities	70	69	69
Agricultural and other	18	18	19
Total	5,389	5,321	5,279
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

Human Capital
At December 31, 2025, Edison International had an aggregate of 13,725 employees (excluding interns and employees on leaves of absence), of which 13,235 were full-time employees of SCE or its subsidiaries. In addition to employees, SCE's workforce includes a significant number of contract workers who support SCE's operations. Among these contract workers are Safety Tier 1 Contractors. SCE estimates, based on contractors' self-reported hours worked and a 2,080-hour work year, that there were approximately 9,151 full-time equivalent Safety Tier 1 Contractors supporting SCE operations during 2025. All Safety Tier 1 Contractors engaged in decommissioning activities at San Onofre are managed by the DGC. In addition to Safety Tier 1 Contractors, SCE also uses other contract workers to support its transmission and distribution, vegetation management, information technology and customer service activities.
Approximately 4,600 of SCE's employees are represented by the International Brotherhood of Electrical Workers ("IBEW") under collective bargaining agreements that expire December 31, 2027. In addition, in June 2025, approximately 1,100 of SCE's employees agreed to be represented by the Engineers and Scientists of California Local 20, International Federation of Professional and Technical Engineers ("ESC 20"). As of February 11, 2026, negotiations between ESC 20 and SCE for a collective bargaining agreement are pending. A substantial number of SCE's contract workers are also unionized.
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
Edison International takes efforts to eliminate fatalities and serious injuries, and reduce all injuries in our employee and contractor workforce. Edison International also continues to enhance its workforce safety culture. For instance, SCE uses safety culture assessments for both employee and contractors to measure progress toward improving safety culture. Additionally, all full-time employees are provided with regular safety-related training, particularly for those who work in proximity to high-voltage electrical equipment and other high hazard activities.
SCE has implemented a people and systems safety plan for high hazard organizations. This plan is driven by SCE’s Safety Management System (“SMS”) and safety culture improvement efforts. Foundational to the SMS is the safety risk management pillar that identifies and prioritizes risks and mitigations based on several factors, including worker and leader input. Examples of key risk mitigations targeted by the SMS include developing a multi-year training improvement plan and standardizing processes for safer high hazard work methods.
In 2025, SCE increased oversight of its contracted workforce through hiring of additional safety advisors. Similar to prior years, SCE implemented contractor initiatives to provide additional education on safe work practices, enhance risk awareness and better streamline understanding of SCE expectations. As part of SCE’s safety protocols and contractor safety efforts, it forms incident review teams to address all contractor serious injury incidents, and related corrective actions. The respective contractors are then required to perform a cause evaluation to determine causes and learnings for each incident. Incident review outcomes including any work practice changes, rule updates, and new tools are shared and communicated to SCE employees and contractors for their knowledge, awareness, and implementation. Additionally, to strengthen contractor safety performance, SCE engaged an independent consultant to conduct a comprehensive review and recommend enhancements to contractor safety programs.

Edison International also uses various measures to assess safety performance, including, without limitation, fatalities and serious injury rates for employees and contract workers. The following represents data for 2025:

Employee work-related fatalities	0
Employee EEI Serious Injuries	3
Employee EEI SIF Rate[1]	0.02
Employee DART Rate[2]	1.54
Contractor work-related fatalities[3]	0
Safety Tier 1 Contractor EEI Serious Injuries[3]	1
Safety Tier 1 Contractor EEI SIF Rate[1,3]	0.01
Safety Tier 1 Contractor DART Rate[2,3]	0.33
1EEI SIF Rate is calculated by multiplying the total number of 2025 EEI SIF incidents (classified by SCE on or before January 16, 2026) by 200,000 and then dividing by the total number of reported hours worked.

2DART Rate is calculated by multiplying the number of 2025 DARTs (reported to SCE on or before January 11, 2026 for Safety Tier 1 Contractors and classified as a DART by SCE on or before January 16, 2026 for employees) by 200,000 and then dividing by the total number of reported hours worked. The 2026 DART Rates may change based on information received by SCE after January 16, 2026, for Safety Tier 1 Contractors and after January 11, 2026 for employees.
3Represents SCE contractor safety data and data provided by the DGC for contractors that undertake a significant scope of decommissioning activities at San Onofre.
Diversity, Equity and Inclusion
Edison International believes that a merit-based work environment comprised of people with diverse skills, experiences and perspectives is an important driver of success. This merit-based inclusive approach supports a workforce that reflects the customers and communities it serves and enables Edison International to continue to earn public trust and drive better business outcomes. At Edison International, on average, employees in the same role regardless of race/ethnicity or gender identification receive equal pay for equal work. Similar to broader society, when looking at gender or race/ethnicity-specific groups across Edison International without regard to role, female employees and Black and Hispanic employees do not receive comparable pay to male and White employees, respectively, due to lower representation of female, Black and Hispanic employees in higher paying jobs. Edison International is committed to broad recruitment and use of merit-based hiring practices to attract and retain top talent.
The table below provides Edison International's employee diversity data1 as of December 31, 2025:

	Employees[2]	Leaders[3]	Executives[4]
Females	30%	29%	41%
Racially/ethnically diverse[5]	65%	57%	39%
Racially/ethnically or gender diverse[5]	73%	67%	64%
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
To support Edison International's inclusion efforts, Executives and Leaders are offered training and tools to enable all individuals to excel and to promote teams comprised of people with diverse skills, experiences and perspectives. Edison International uses various measures to assess success of its workforce development initiatives, including without limitation, monitoring hiring, promotion and turnover rates.

Workforce Continuity
Edison International is committed to identifying and developing the talents of its workforce and takes a variety of steps to increase employee engagement and provide employees opportunities for growth. Employees are offered training opportunities, including an onboarding program, technical training, required ethics and compliance training and optional trainings to support career development. SCE estimates that over 99% of active SCE employees completed all assigned training required to be completed in 2025 as part of SCE's enterprise-wide training program. Employees may also be required to take additional trainings based on their job function.
Employees receive competitive compensation packages which include a wide selection of health plans, a 401(k) savings plan with a company match, wellness programs and initiatives, tuition reimbursement, competitive vacation/holiday program, professional development, volunteer programs, employee assistance program, and a philanthropy and matching contribution program.
Edison International uses various measures to assess employee engagement and satisfaction, including, without limitation, conducting regular employee engagement surveys and monitoring turnover. Edison International Parent and SCE's combined Turnover Rate was 6.7% and 7.9% in 2025 and 2024, respectively.
Executives engage in succession planning for leadership positions within the organization. Edison International's and SCE's Boards of Directors also engage in succession planning and talent development discussions for senior officers.
Edison International's Sustainability Report is available on its website. The report and any other information contained on, or connected to, this website are not deemed part of, and are not incorporated by reference into, this Annual Report on Form 10-K.
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
The CAISO is conducting transmission planning studies to identify transmission needed to meet a 25 million metric ton GHG emissions target by 2035 set by the CPUC for California's electricity sector to support California's target of reducing overall GHG emissions statewide.
NERC
The FERC assigned administrative responsibility to the NERC to establish and enforce reliability standards and critical infrastructure protection standards, which protect the bulk power system against potential disruptions from cyber and physical security breaches. The critical infrastructure protection standards focus on controlling access to critical physical and cybersecurity assets, including supervisory control and data acquisition systems for the electric grid. The reliability standards define the requirements for planning and operating the bulk power system. Compliance with these standards is mandatory. As of the date of this filing, the maximum penalty that may be levied for violating a NERC reliability or critical infrastructure protection standard is approximately $1.6 million per violation, per day.
OEIS
The OEIS, successor to the CPUC's Wildfire Safety Division, is responsible for, among other things, approving and overseeing compliance with WMPs. As part of overseeing WMP compliance, OEIS can issue notices of nonperformance and recommend that the Commission pursue an enforcement action against an electrical corporation for noncompliance with its approved WMP. Other OEIS tasks include conducting safety culture assessments, approving executive compensation structures, and issuing safety certifications.
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
Compliance with Government Regulations
SCE incurs significant costs to comply with government regulations. These costs, which include operation and maintenance expenses and capital expenses, include without limitation: costs incurred to maintain wildfire insurance coverage required by law; comply with environmental regulations, including licensing requirements, regulations governing California's renewable energy standards and regulations governing the decommissioning of San Onofre; land use and construction regulations; privacy and cybersecurity regulations; and Occupational Safety and Health Administration regulations. SCE also incurs operation and maintenance expenses and capital expenses to comply with requirements set forth in various regulatory decisions, including costs incurred to implement its approved capital projects and safety programs such as its WMPs.
Most costs incurred by SCE to comply with government regulations are authorized in its CPUC and FERC general rate cases and, are therefore, recovered through electric rates. To the extent SCE incurs costs to comply with government regulations above those that are authorized, or prior to obtaining authorization for recovery through rates (for instance certain costs incurred in line with SCE's obligations under its WMPs and tracked in wildfire mitigation-related memorandum accounts), SCE will seek recovery of such costs through electric rates to the extent they are eligible for recovery. There is no assurance that SCE will be allowed to fully recover these costs. For further information on wildfire mitigation and wildfire insurance costs, see "MD&A—Liquidity and Capital Resources—SCE—Regulatory Proceedings—Wildfire Related Regulatory Proceedings."
SCE earns a rate of return on its authorized capital expenditures included in its rate base. Approximately $1.6 billion of spending on wildfire risk mitigation capital expenditures are not included in rate base under the terms of AB 1054. Further, SCE expects that it will be required to exclude $2.9 billion of wildfire risk mitigation capital expenditures approved on or after January 1, 2026 under the terms of SB 254. For further information, see "—Southern California Wildfires— Recovery of Wildfire-Related Costs—California Wildfire Legislation—Excluded Capital Expenditures."
Overview of Ratemaking Process
CPUC
Revenue authorized by the CPUC through GRC proceedings is intended to provide SCE a reasonable opportunity to recover its costs and earn a return on its net investments in generation and distribution assets and general plant (also referred to as "rate base") on a forecast basis. Revenue is authorized through quadrennial GRC proceedings where the CPUC sets an annual revenue requirement for the test year which is made up of the operation and maintenance costs, depreciation, taxes and a return consistent with the authorized cost of capital (discussed below). In the GRC proceedings, the CPUC also generally approves the level of capital spending on a forecast basis. Following the test year, the revenue requirements for the remaining three years will be set by a methodology established in the GRC proceeding, which has generally, among other items, included annual allowances for escalation in operation and maintenance costs and additional changes in capital-related investments.
SCE's 2025 GRC authorized revenue requirements for 2025, 2026, 2027 and 2028 of $9.7 billion, $10.2 billion, $10.7 billion and $11.2 billion, respectively, with adjustments to the post-test years' revenue requirements, allowing the application of an attrition index to operation and maintenance expenses, tied to the Consumer Price Index and capped at five percent each year, along with budget-based wildfire mitigation capital additions and zero escalation for all of SCE's non-wildfire related capital additions in the attrition years. For further discussion of the 2025 GRC, see "MD&A—Results of Operations—Impact of 2025 GRC."
Beginning with the 2029 GRC, SCE will be required to include affordability metrics in GRC applications where the revenue increase is estimated to exceed one percent of currently authorized revenues systemwide. The CPUC has defined affordability as the degree to which a representative household is able to pay for an essential utility service charge, given its socioeconomic status.
By May 15 in the year preceding each GRC application filing date, SCE is required to file a Risk Assessment and Mitigation Phase ("RAMP") application with the CPUC to provide information about SCE's assessment of its key safety risks and its proposed programs and spending for mitigating those risks. SCE plans to file its RAMP application for the 2029 GRC in May 2026. The information developed during the RAMP informs SCE's proposed projects and funding requests in the subsequent phase of the GRC.
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
SCE's currently authorized cost of capital for 2026 consists of: cost of long-term debt of 4.71%, cost of preferred equity of 6.89%, and ROE of 10.03%. Based on these cost factors and the capital structure discussed above, SCE’s weighted average return on rate base will be 7.59% for 2026. The cost of capital adjustment mechanism set by the CPUC provides for an adjustment to SCE's authorized cost of capital. The cost of capital adjustment mechanism's benchmark beginning January 1, 2026, is the 12-month, October 1, 2024 through September 30, 2025, average Moody's Baa utility bond yield of 5.94%. If the difference between the benchmark and the average of the same index for the 12-month period from October 1, 2025 to September 30, 2026 exceeds 100-basis points, SCE's CPUC-authorized ROE will be adjusted for 2027 by 20% of the amount of the difference (up or down).
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

Cost-recovery balancing accounts track the difference between actual expenditures associated with the account, revenue authorized for recovery by the CPUC (authorized revenue requirement), and the actual revenues collected within customer rates to cover those specific expenditures. These balancing accounts are used to track and recover, among other things, SCE's decoupled costs of fuel and purchased power, as well as certain operation and maintenance expenses. SCE earns no return on these activities and although differences between forecasted and actual costs do not impact earnings, such differences do impact cash flows and can change rapidly. SCE also has capital-related balancing accounts on which it earns a return, such as the grid hardening balancing account. Costs tracked in balancing accounts are not subject to after-the-fact reasonableness review unless the balancing accounts are one-way balancing accounts or otherwise subject to a cost cap. SCE also has memorandum accounts, which track costs above authorized levels eligible for cost recovery upon a future reasonableness review. To the extent SCE does not have a tracking mechanism, SCE cannot recover expenses that exceed authorized amounts. However, every subsequent GRC allows SCE to reflect its prior actual investment in plant as a part of the forecast for the next test year.
The 2025 GRC final decision authorized capital expenditures of approximately $1 billion during 2025 - 2028 to support 212 miles of the wildfire mitigation targeted undergrounding ("TUG") program, along with the deployment of 1,653 circuit miles of covered conductors in high fire risk areas. The final decision authorized a two-way Grid Hardening Balancing Account to track the difference between actual TUG costs and Rapid Earth Fault Current Limiter costs up to the approved mile limit and the authorized amounts, with spending in excess of 110% of authorized amounts subject to reasonableness review. SCE is also authorized to record incremental costs that exceed the approved scope in the existing Wildfire Mitigation Plan Memorandum Account, with cost recovery subject to reasonableness review.
SCE's cost-recovery mechanism for its fuel and purchased power-related costs is facilitated in three main balancing accounts, the ERRA, the PABA, and the new system generation balancing account ("NSGBA"). For all three accounts, SCE sets rates based on an annual forecast of the costs that it expects to incur during the subsequent year. In addition, the CPUC has established a "trigger" mechanism for the ERRA and the PABA. The trigger mechanism requires SCE to request an expeditious rate change if the sum of the ERRA balance and the bundled service customers' pro-rata share of the PABA balance exceeds 4% of SCE's prior year generation rate revenue and SCE does not expect the aggregate overcollection or undercollection to fall below 5% of SCE's prior year generation rate revenue within 120 days. For 2026, SCE estimates the 4% and 5% trigger amounts to be approximately $183 million and $229 million, respectively.
For 2025, the 4% and 5% trigger amounts were approximately $234 million and $292 million, respectively. As of December 31, 2025, the ERRA was overcollected by approximately $829 million, the PABA was undercollected by approximately $1.4 billion, and the NSGBA was overcollected by approximately $23 million. In December 2025, the CPUC approved SCE incorporating these year-end balances into customer rates in January 2026.
The majority of fuel and purchased power procurement-related costs eligible for recovery through cost-recovery rates are pre-approved by the CPUC through specific decisions and a procurement plan with predefined standards that establish the eligibility for cost-recovery. If such costs are subsequently found to be non-compliant with this procurement plan, then this could negatively impact SCE's earnings and cash flows. In addition, the CPUC retrospectively reviews outages associated with utility-owned generation and SCE's power procurement contract administration activities through the annual ERRA review proceeding. A CPUC finding that SCE was unreasonable or imprudent with respect to its utility-owned generation outages and contract administration activities, could negatively impact SCE's earnings and cash flows. The ERRA review proceeding is also used as a venue to review costs in various memorandum and balancing accounts including the Grid Hardening Balancing Account.
FERC
Transmission capital and operating costs that are prudently incurred, including a return on its net investment in transmission assets, are recovered through revenue authorized by the FERC. Since 2012, SCE has used a formula rate to determine SCE's FERC transmission revenue requirement, including its construction work in progress revenue requirement. Under operation of the formula rate, transmission revenue will be updated to actual cost of service annually. The transmission revenue requirement and rates are updated each December, to reflect a forecast of costs for the upcoming rate period, as well as a true up of the transmission revenue to actual costs incurred by SCE in the prior calendar year on its formula rate.
The FERC ROE is currently fixed at 10.3% and does not separately reflect any adders. The FERC ROE would only change if a different ROE is approved by the FERC in a new proceeding. For further information on the FERC formula rates, related transmission revenue requirements and rate changes, see "MD&A—Liquidity and Capital Resources—SCE—Regulatory Proceedings—2026 FERC Formula Rate Annual Update."

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
SCE has a two-tier residential rate structure. The first tier is priced below the average rate and is intended to cover the customer's essential electricity needs. The second tier is priced at 29% more than the first tier. SCE's current default rate is the time of use ("TOU") structure, which incorporates the two-tier structure through a baseline credit applied to approximately 300 kWh a month. Under a TOU rate structure, rates are based on the time of day and the season. TOU rates are typically lower early in the day, overnight, and on the weekends when energy resources are less in demand. As of December 31, 2025, approximately 60% of residential customers are on TOU rates. To recover fixed costs that SCE incurs to serve a residential customer regardless of the customer’s usage, SCE assesses both a minimum charge of $10 per month ($5 for low-income customers) and a fixed charge.
In May 2024, the CPUC authorized a residential class Basic Service Charge (i.e., fixed charge) with three levels dependent on participation in income-qualified programs. Customers enrolled in the California Alternative Rates for Energy (CARE) and Family Electric Rate Assistance (FERA) programs receive Basic Service Charges that are respectively 25% and 50% of the $24.15 fixed charge applicable to all other residential customers. SCE began including the new Basic Service Charge on residential customer bills in the fourth quarter of 2025. For information on residential rates for customers with renewable generation systems, see "—Competition" below.
Purchased Power and Fuel Supply
SCE obtains the power, energy, and local grid support needed to serve its customers primarily from purchases from external parties. SCE estimates that approximately 15% of power delivered to SCE's customers in 2025 came from SCE's own generating facilities.
Natural Gas Supply
SCE requires natural gas to fuel its Mountainview and peaker plants, which are generation units that operate in response to wholesale market signals related to power prices and reliability needs. The physical natural gas purchased by SCE is sourced in competitive interstate markets at trading points on the SoCalGas local distribution company system. SoCalGas is the primary provider of intrastate pipeline transportation service to the gas-fueled generation stations that SCE controls. In 2015 – 2016, SoCalGas experienced a significant natural gas fuel leak at its Aliso Canyon underground gas storage facility that resulted in reduced capacity and usage of the facility. Currently, Aliso Canyon is authorized to operate at up to 79% of its maximum capacity. CPUC has established a biennial assessment process to evaluate the reliability and cost impacts of minimizing or eliminating reliance on Aliso Canyon. To date, SCE has found that gas storage-use restrictions combined with SoCalGas pipeline maintenance constraints contributed to increased electricity costs for customers but did not impact grid reliability. However, there is no certainty that these restrictions or pipeline constraints will not impact grid reliability in the future. Price increases faced by customers would not affect SCE's earnings because SCE expects recovery of these costs through the ERRA balancing account or other CPUC approved procurement plans. However, these higher prices may impact cash flow due to the timing of those recoveries. For more information on cost-recovery mechanisms, see "—Overview of Ratemaking Process" above. SCE is actively monitoring legislative and regulatory processes that are addressing pipeline and electric grid operations impacted by the Aliso Canyon leak, including the CPUC’s biennial assessment process for considering changes to the facility's maximum inventory. SCE has also made additional procurement efforts to alleviate the impact of the partial closure of Aliso Canyon, including accelerating existing contracts for new capacity, procuring energy storage from third-parties, contracting for design, build, and transfer of utility-owned storage, procuring additional demand response and contracting for firm gas transportation capacity.
CAISO Wholesale Energy Market
The CAISO operates a wholesale energy market primarily in California through which competing electricity generators offer their electricity output to market participants, including electricity retailers. The CAISO schedules power in hourly increments with hourly prices through a day-ahead market in California and schedules power in fifteen-minute and five-minute increments with fifteen-minute and five-minute prices through two real-time markets that cover California and portions of ten neighboring states through the Western Energy Imbalance Market. Both markets optimize energy procurement, ancillary service procurement, unit commitment and congestion management. SCE participates in the day-ahead and real-time markets for the sale of its own generation and generation under contract and for purchases for its load requirements. In December 2023, the FERC approved an Extended Day-Ahead Market ("EDAM"), giving utilities outside the CAISO the option of joining a centralized day-ahead market run by the CAISO. The EDAM, which is currently scheduled to go-live in May 2026, gives utilities an opportunity to lock in energy prices a day in advance, and thereby substantially avoid volatility in the real-time energy market.

The CPUC's Resource Adequacy program imposes resource adequacy requirements on load-serving entities like SCE that are designed to provide sufficient resources to the CAISO to ensure the safe and reliable operation of the grid in real time. All load-serving entities are responsible for meeting the system resource adequacy requirements for the load they serve, plus an additional amount that is referred to as a planning reserve margin. The CPUC has also adopted a central procurement structure in SCE's distribution service area for local resource adequacy that transfers the responsibility for procuring local resource adequacy from other local load-serving entities to SCE as a central procurement entity ("CPE") for its distribution service area. Under this structure, while SCE procures local resource adequacy to meet the local resource adequacy requirement for its distribution service area, other load-serving entities can also procure their own local resources. Load-serving entities ("LSE") that procure their own local resources can sell the capacity to the CPE, and utilize the resources.
Following state-wide rotating outages in August 2020 that impacted a significant number of SCE's customers, the CPUC has taken action towards ensuring reliable electric service in the event that extreme heat events occur during summer. The CPUC has issued decisions requiring at least an aggregate of 15,500 MW of additional net qualifying renewable or zero-emitting capacity to be procured collectively by all of the load-serving entities subject to the CPUC’s Integrated Resource Planning purview. The aggregate additional capacity is required by 2028, with 2,000 MW required by 2023, an additional 6,000 MW required by 2024, an additional 1,500 MW required by 2025, an additional 2,000 MW required by 2026, an additional 2,000 MW required by 2027, and an additional 2,000 MW of long-lead time resources, comprised of 1,000 MW of long-duration storage and 1,000 MW of firm zero-emitting resources required by 2028; 2,500 MW of the aggregate procurement requirement through 2025 must be through generation or generation paired with storage.
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
As of December 31, 2025, SCE has executed sufficient long‑term contracts to meet all of these procurement requirements, including renewable and zero‑emitting resources, long‑duration storage and geothermal resources. In addition, SCE has executed contracts sufficient to meet its 880 MW procurement requirement for generation or generation paired with storage due in 2025, although certain projects are not expected to achieve commercial operation until 2026 or 2027. In September 2025, the CPUC established conditions under which delayed procurement may still be deemed compliant for up to three years after a required online date if the LSE has executed sufficient long‑term contracts and meets their month‑ahead system resource adequacy obligations during the delay. SCE expects to utilize this alternative compliance mechanism to address remaining delays in meeting applicable procurement requirements.
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
California law requires bundled service customers to remain financially indifferent to departing load customers and to the mass return of departing load customers in the event of an Electric Service Provider or CCA's failure or other service termination. The CPUC has issued a series of decisions designed to avoid cost shifting in the context of departing load, including revising the power charge indifference adjustment methodology to effectively address potential cost shifts to bundled service customers.
Investor-owned utilities serve as the default providers of last resort in their respective service areas and can be significantly impacted by Electric Service Providers or CCAs failing or otherwise exiting the market. In March 2021, the CPUC initiated a rulemaking to examine the risks of catastrophic failures by Electric Service Providers or CCAs on investor-owned utilities and the need for any changes in the regulatory framework to increase consumer protections and financial security requirements, among other measures. In 2024, the CPUC issued a decision adopting changes to CCA financial security requirements, CCA financial reporting requirements, among others. As part of Phase 2 of this rulemaking, the CPUC will also examine under what requirements a CCA or Electric Service Provider may assume the provider of last resort obligation from an investor-owned electric utility in some or all of the utility’s service area.
As of year-end 2025, SCE had twelve CCAs serving customers in its service area that represented approximately 21% of SCE's total service load. One CCA expanded in SCE's service area in 2025. One expanded CCA has been approved by the CPUC to serve customers in SCE's service area in 2026. Based on recent load statistics, SCE anticipates that Direct Access and CCA load will be approximately 15% and 21% of its total service load by the end of 2026, respectively.
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
Net Energy Metering
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
In August 2020, the CPUC initiated a rulemaking to develop a successor to the NEM tariffs. In December 2022, the CPUC issued a final decision adopting a Net Billing Tariff ("NBT") that decoupled export compensation from the retail rate, which lowers the subsidy compared to NEM. Under the final decision, the CPUC deferred consideration of whether to assess a grid participation charge to address the costs participating customers avoid by reducing the electricity they purchase from SCE and whether to adopt other mechanisms that would allow SCE to recover its cost of service and the costs of many public policy programs to another pending proceeding. The final decision also provides an enhanced subsidy for lower income customers and customers who pair rooftop solar with energy storage systems. The final decision does not apply to existing NEM customers until after they have completed twenty years on their existing NEM tariff, at which time they will move to the new, reduced NBT tariff. Non-utility parties' appeal of the CPUC's final decision is pending.
The effect of these types of competition on SCE generally is to reduce the amount of electricity purchased from SCE by retail customers. Customers who use alternative electricity sources typically continue to use and pay for SCE's transmission and distribution services; however, current NEM customers use, but do not pay the full cost for, those services. While changes in volume or rates generally do not impact SCE's earnings activities, decreased retail electricity sales by SCE has the effect of increasing utility rates because the costs of the distribution grid are not currently borne by all customers that benefit from its use. In November 2025, a Base Service Charge authorized by the CPUC was implemented for residential rates. The Base Service Charge recovers a portion of the fixed costs of providing service. See "Risk Factors—Risks Relating to Southern California Edison Company—Competitive and Market Risks."
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
At December 31, 2025, SCE had ownership interests in generating and energy storage facilities, primarily located in California, with approximately 7,000 MW of net physical capacity, of which SCE's pro-rata share is approximately 3,500 MW. SCE's pro rata share includes approximately 70 MW of capacity from facilities that were not operational or out of service at December 31, 2025 and excludes retired facilities. In addition, SCE owns two utility storage facilities in SCE’s service area with an aggregate capacity of 312.5 MW and a third 225 MW facility is expected to be in-service in 2026.
Certain of SCE's substations, and portions of its transmission, distribution and communication systems are located on lands owned by the federal, state or local governments pursuant to licenses, permits, easements or leases, or on public streets or highways pursuant to franchises. Certain of the documents evidencing such rights obligate SCE, under specified circumstances and at its expense, to relocate such transmission, distribution, and communication facilities located on lands owned or controlled by federal, state, or local governments.
SCE owns and operates hydroelectric plants and related reservoirs, which are located on private lands and U.S.-owned lands and are subject to FERC licenses. The majority of these plants have FERC licenses that expire at various times through 2046. FERC licenses impose numerous restrictions and obligations on SCE, including the right of the United States to acquire projects upon payment of specified compensation. When a FERC license expires, SCE must obtain a new license or shut down, and FERC may reissue the license, often with stricter conditions or award it to a competing applicant that offers a superior proposal. New FERC hydroelectric licenses generally impose stricter environmental requirements, longer and more structured pre-application processes, and greater stakeholder involvement compared to older licenses, reflecting updated laws that prioritize environmental protection and resource management. In addition, SCE expects additional opposition to new licenses by environmental stakeholder groups. If, in the future, SCE decides to, or is forced to, decommission one or more hydroelectric projects, the costs related to the decommissioning will be substantial. The CPUC approved SCE recovering a portion of estimated decommissioning costs for hydroelectric projects in the 2021 and 2025 GRCs. SCE intends to sell, subject to regulatory approval, a portion of its hydroelectric facilities comprising of approximately 17 MW of capacity by 2027.
Substantially all of SCE's properties are subject to the lien of a trust indenture securing first and refunding mortgage bonds. See "Notes to Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
Seasonality
Due to warm weather during the summer months and SCE's rate design, operating revenue during the third quarter of each year is generally higher than the other quarters. However, as discussed above, SCE earnings are not affected by changes in retail electricity sales. See "—Overview of Ratemaking Process" above.
SOUTHERN CALIFORNIA WILDFIRES
Unprecedented weather conditions in California due to climate change, greater concentrations of residents in high-fire risk areas and insufficient hardening of homes and other structures have contributed to wildfires, including those where SCE's equipment has been alleged to be associated with the fire's ignition, that have caused loss of life and substantial damage in SCE's service area, including in January 2025. Multiple factors have contributed to increased wildfire activity and faster progression of wildfires across SCE's service area and in other areas of California in recent years. These include the buildup of dry vegetation in areas severely impacted by years of historic drought, lack of adequate clearing of hazardous fuels by responsible parties, higher temperatures, lower humidity, increased incidence of dry lightning, and strong Santa Ana winds. At the same time that wildfire risk has been increasing in Southern California, residential and commercial development has occurred and is occurring in some of the highest-risk areas. Such factors can increase the likelihood and extent of damage caused by wildfires. SCE has determined that approximately 27% of its service area is in areas identified as high fire risk, and SCE's service area remains susceptible to additional wildfire activity.
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
Recovery of Wildfire-Related Costs
Pre-AB 1054 Cost Recovery
California courts have previously found investor-owned utilities to be strictly liable for property damage, regardless of fault, by applying the theory of inverse condemnation when a utility's facilities were determined to be a substantial cause of a wildfire that caused the property damage. The rationale stated by these courts for applying this theory to investor-owned utilities is that property damages resulting from a public improvement, such as the distribution of electricity, can be spread across the larger community that benefited from such improvement through recovery of uninsured wildfire-related costs in electric rates. The CPUC has resolved only one litigated proceeding addressing the extent to which inverse condemnation-related costs are recoverable in electric rates for fires pre-dating the passage of AB 1054. That decision, issued in November 2017, denied SDG&E's request to include in its rates uninsured wildfire-related costs arising from several 2007 wildfires, finding that SDG&E did not meet the prudency standard because it did not prudently manage and operate its facilities prior to or at the outset of the 2007 wildfires. In July 2018, the CPUC denied both SDG&E's application for rehearing on its cost recovery request and a joint application for rehearing filed by SCE and PG&E limited to the applicability of inverse condemnation principles in the same proceeding. The California Court of Appeal, the California Supreme Court and the United States Supreme Court denied SDG&E's petitions for review of the CPUC's denial of SDG&E's application.
California Wildfire Legislation
In July 2019, AB 1054 provided for a revised prudency standard and the initial account to fund the Wildfire Fund for the benefit of the three California investor-owned utilities participating in the fund, PG&E, SCE and SDG&E. In September 2025, SB 254 supplemented the Wildfire Fund by establishing a new Continuation Account within the Wildfire Fund, which may provide up to $18 billion of additional funding for the Wildfire Fund. The summary of the wildfire legislation below and elsewhere within this report is based on SCE's interpretation of AB 1054 and SB 254.
Clarified Prudency Standard
The CPUC must apply a revised framework when assessing the prudency of a utility in connection with a request for recovery of wildfire costs for wildfires ignited after July 12, 2019. The CPUC is required to find a utility to be prudent if the utility's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken under similar circumstances, at the relevant point in time, and based on the information available at that time. Prudent conduct is not limited to the optimum practice, method, or act to the exclusion of others, but rather encompasses a spectrum of possible practices, methods, or acts consistent with utility system needs, the interest of ratepayers, and the requirements of governmental agencies. The CPUC may determine that wildfire costs may be recoverable, in whole or in part, by taking into account factors within and outside the utility's control, including winds, humidity, temperature, emergency response, evacuation timing and availability of firefighting resources. Further, utilities with a valid safety certification will be presumed to have acted prudently related to a wildfire ignition unless a party in the cost recovery proceeding creates serious doubt as to the reasonableness of the utility's conduct, at which time, the burden shifts back to the utility to prove its conduct was prudent. If a utility does not have a valid safety certification, it will have the burden to prove, based on a preponderance of evidence, that its conduct was prudent. The new prudency framework will survive the termination of the Wildfire Fund.
Utilities participating in the Wildfire Fund that are found to be prudent are not required to reimburse the fund for amounts withdrawn from the fund. Participating utilities can request recovery of wildfire costs through electric rates if the fund has been exhausted.
Wildfire Fund
The California Wildfire Legislation provides for the Wildfire Fund to reimburse a participating utility for payment of third-party damages claims arising from certain wildfires that exceed, in aggregate in a calendar year, the greater of $1.0 billion or the insurance coverage required to be maintained under the California Wildfire Legislation. The Wildfire Fund is available for claims related to wildfires that are determined by the responsible government investigatory agency or a court to have been caused by a utility or are asserted to have been caused by a utility and result in a court-approved dismissal resulting from the settlement of third-party damage claims. The Initial Account is available for claims related to wildfires ignited after July 12, 2019 and the Continuation Account may become available for claims related to wildfires ignited after the SB 254 Effective Date.

SCE and SDG&E collectively made initial contributions totaling approximately $2.7 billion (SCE share is $2.4 billion) to the Initial Account in September 2019. Upon its emergence from bankruptcy, on July 1, 2020, PG&E made its initial contribution of approximately $4.8 billion to the Initial Account. PG&E, SCE and SDG&E are also collectively expected to make aggregate contributions of approximately $3.0 billion (SCE share is $950 million) to the Initial Account through annual contributions to the fund over a 10-year period by no later than January 1 of each year, of which they have made seven annual contributions totaling approximately $2.1 billion (SCE share is approximately $665 million). In addition to PG&E's, SCE's and SDG&E's contributions to the Initial Account, PG&E, SCE and SDG&E are expected to collect $6.1 billion, $6.1 billion and $1.3 billion, respectively, from their customers over a 15-year period through a dedicated rate component. The amount collected from customers may be directly contributed to the Wildfire Fund or used to support the issuance of up to $10.5 billion in bonds by the California Department of Water Resources, the proceeds of which would be contributed to the fund. In addition to funding contributions to the Wildfire Fund, the amount collected from utility customers will pay for, among other things, any interest and financing costs related to any bonds that are issued by the California Department of Water Resources to support the contributions to the Wildfire Fund.
In September 2025, the Wildfire Fund was supplemented by establishing the Continuation Account to potentially provide up to $18 billion of additional funding. As described below, the Continuation Account will be funded contingent upon certain conditions. Once all claims under the Initial Account are resolved and no further claims are anticipated, any remaining assets in the Initial Account will be transferred to the Continuation Account.
If the administrator of the Wildfire Fund determines, on or before December 31, 2028, that annual contributions to the fund are required and the CPUC subsequently extends the non-bypassable charge imposed on customers until January 1, 2046, the Continuation Account will be funded by a combination of contributions from customers and the three participating investor-owned utilities.
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
SCE's contributions to the Wildfire Fund are not recoverable through electric rates and will be excluded from the measurement of SCE's CPUC-jurisdictional authorized capital structure. SCE will also not be entitled to cost recovery for any borrowing costs incurred in connection with its contributions to the Wildfire Fund. For information on the accounting impact of SCE's contributions to the Wildfire Fund see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Wildfire Fund " in this report.
Reimbursement from Wildfire Fund and Liability Cap
Until the fund administrator determines that the fund will be terminated, participating investor-owned utilities are expected to be reimbursed from the Wildfire Fund for eligible claims, on a first come, first served basis, subject to the fund administrator's review. SCE will reimburse the fund for any withdrawn amounts if SCE receives payment of such amounts under an indemnification agreement or from an insurance provider or other third-party. SCE will also be required to reimburse the fund for withdrawn amounts that the CPUC disallows, subject to the Liability Cap. If the utility has maintained a valid safety certification and its actions or inactions that resulted in the wildfire are not found to constitute conscious or willful disregard of the rights and safety of others, the aggregate requirement to reimburse the fund over a trailing three calendar year period is capped at 20% of the equity portion of the utility's transmission and distribution rate base for the year of ignition. The California Wildfire Legislation also permits reimbursement obligations for disallowed costs to be offset with SCE’s contributions to the Continuation Account, but not the Initial Account. Based on SCE's weighted-average 2025 transmission and distribution rate base, excluding general plant and intangibles, and using the equity portion of SCE's CPUC authorized capital structure of 52%, SCE's requirement to reimburse the Wildfire Fund for fires ignited in 2025, i.e. the Eaton Fire, is capped at approximately $4.3 billion.

SCE will not be allowed to recover borrowing costs incurred to reimburse the fund for amounts that the CPUC disallows. The Wildfire Fund and, consequently, the Liability Cap will terminate when the administrator determines that the fund has been exhausted.
Excluded Capital Expenditures
As required by California Wildfire Legislation, SCE has excluded approximately $1.6 billion of spending on wildfire risk mitigation capital expenditures made after August 1, 2019 from its rate base and also expects to exclude approximately $2.9 billion of wildfire risk mitigation capital expenditures approved on or after January 1, 2026. SCE can apply for irrevocable orders from the CPUC to finance these capital expenditures, including through the issuance of securitized bonds, and can recover any prudently incurred financing costs.
Securitization of Amounts that Exceed Initial Account
For fires ignited between January 1, 2025 and September 19, 2025, if the Initial Account is exhausted, participating utilities may, before seeking a prudency review, directly apply for a CPUC financing order to authorize the recovery of eligible claims that exceed amounts available in the Initial Account through fixed recovery charges. However, if the CPUC determines that the costs were not prudently incurred, participating utilities will be required to return any amounts recovered back to customers over a period that matches the remaining duration of the financing instrument through credits to customer rates.
Subrogation Settlements
For wildfires ignited on or after the SB 254 Effective Date that destroy 1,000 or more structures, property insurers must first offer subrogation rights to the utility before selling to third parties. The utility has 30 days to respond. If accepted, the insurer must release further claims against the utility for that fire.
Safety Certification and Wildfire Mitigation Plan
Under the California Wildfire Legislation, SCE can obtain an annual safety certification upon approval by the OEIS of certain requirements, including an approved WMP. SCE was also required to submit a comprehensive WMP to the CPUC at least once every three years for review and approval. Each such comprehensive plan was required to cover at least a three-year period. Future changes introduced by SB 254 will align four-year GRC and WMP cycles, providing for reforms to each SCE's preliminary WMP to conform to the revenue authorized in the GRC. SCE expects it will be required to submit a comprehensive WMP to OEIS covering a four-year period in future cycles.
On December 11, 2024, the OEIS issued SCE's 2024 safety certification which will remain in effect until the OEIS acts on SCE's 2025 safety certification request which was submitted on December 2, 2025. Once issued, SCE’s 2025 safety certification will be valid for 12 months from the date of issuance and will remain effective until the subsequent approval process is complete. SCE submitted its 2026 – 2028 WMP in May 2025 and a draft decision approving the 2026 – 2028 WMP was released by the OEIS in December 2025. A final decision on SCE's 2026 – 2028 WMP is expected in the first quarter of 2026.
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

SCE initiated PSPS 14 times in 2025 resulting in approximately 1.4 billion customer minutes interrupted. Of the 2025 PSPS events, two were initiated in January 2025, resulting in approximately 1.0 billion customer minutes interrupted primarily in Los Angeles, Riverside, San Bernardino, and Ventura counties under conditions of severe windstorm events. In June 2025, the SED issued a Notice of Violation to SCE for noncompliance with customer notification and other CPUC requirements relating to PSPS events in January 2025 and in December 2025, issued a PSPS citation proposing financial penalties of $7.9 million. SCE agreed to accept the penalty in January 2026.
SCE has made and continues to make significant investments and progress in improving its PSPS protocols, including through increased automation of customer notifications. However, SCE may be subject to additional penalties for noncompliance with customer notification and post event reporting requirements related to PSPS events.
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
Using preliminary estimates based on information available as of February 11, 2026, approximately 73% of SCE's sources of utility-owned generation were carbon-free in 2025. SCE estimates that approximately 18% of power delivered to SCE's customers in 2025 came from SCE's own generating facilities, with approximately 9% nuclear, 4% large hydroelectric, less than 1% small hydroelectric, and less than 1% solar generation. Approximately 5% were natural gas sources. Since 2010, SCE has reported its annual GHG emissions from utility-owned generation each year to the U.S Environmental Protection Agency by March 31 of the following year. SCE's 2025 GHG emissions from utility-owned generation are estimated to be approximately 1.6 million metric tons of carbon dioxide equivalents.
California is committed to reducing its GHG emissions, improving local air quality and supporting continued economic growth. California's major initiatives for reducing GHG emissions include a law that targets the reduction of GHG emissions across the entire state economy to 40% below 1990 levels by 2030 and a California cap-and-trade program established by the California Air Resources Board ("CARB"). Other major policy measures include the Low Carbon Fuel Standard program established by CARB. In 2025, the California legislature authorized the CARB to extend the program through 2045 and rebrand it "Cap-and Invest." In 2022, the California Climate Crisis Act declared the policy of the state to achieve net zero greenhouse gas emissions as soon as possible, but no later than 2045, to achieve and maintain net negative greenhouse gas emissions thereafter, and to ensure that by 2045, statewide anthropogenic greenhouse gas emissions are reduced to at least 85% below the 1990 levels. Edison International is committed to achieving net-zero GHG emissions by 2045, in alignment with economy-wide climate actions planned by California. This commitment covers the power SCE delivers to customers and Edison International's enterprise-wide operations.
In the California cap-and invest (previously the cap-and-trade) program, all covered GHG emitters, including SCE, are subject to an annually declining program "cap" on emissions designed to encourage entities to reduce emissions from their operations. Covered entities must remit a compliance instrument for each ton of carbon dioxide equivalent gas emitted and can do so buying state-issued emission allowances at auction or purchasing them in the secondary allowance market. From 2013 to 2020, GHG emitters could have met up to 8% of their cap-and-trade obligations by procuring GHG offset credits from verified offset programs, such as reforestation, that have recognized effects on reducing atmospheric GHGs. The offset usage limit has decreased to 4% for 2021 – 2025 emissions and will then increase to 6% for 2026 – 2030 emissions. Starting with 2021 emissions, no more than one-half of the quantitative offset usage limit may be sourced from projects that do not provide direct environmental benefits in California. New legislation extending the program directs CARB to conform its cap-and-invest covered sector emissions to statutory targets: 40% below 1990 GHG levels by 2030 and net zero GHG emissions by 2045, and maintains offset limits at 6% for 2026 through 2045.
California has adopted RPS targets that require California retail sellers of electricity to provide certain percentages of energy sales from renewable resources defined in the statute, including 33% of retail sales by December 2020; 44% of retail sales by December 2024, 52% of retail sales by December 2027, and 60% of retail sales by December 2030. Approximately 35% of SCE's supply portfolio in 2020 came from renewable sources eligible under California's RPS, of which 32% was delivered to customers and 3% was sold for resale. As such, SCE met California's 2020 RPS target. Approximately 38% of SCE's supply portfolio in 2024 came from renewable sources eligible under California's RPS, of which 35% was delivered to customers and 3% was sold for resale. With the use of excess procurement from prior years, as allowed under the RPS program, SCE met California’s 44% RPS requirement for 2024. SCE's climate change objectives align with California's requirements. Separate from RPS targets, California requires the following percentages of retail sales of electricity to California end-use customers must be from carbon-free resources by the following deadlines: 90% by December 31, 2035, 95% by December 31, 2040, and 100% by December 31, 2045. California also requires each state agency to ensure that carbon-free resources supply 100% of electricity procured on its behalf by December 31, 2035. SCE plans to propose for CPUC approval new programs to help state agency customers meet their accelerated 100% clean power needs. Using preliminary estimates based on information available as of February 11, 2026, approximately 61% of SCE's customer deliveries in 2025 came from carbon-free resources.
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
In May 2022, SCE provided its climate adaptation vulnerability assessment ("CAVA") to the CPUC. The CAVA addresses the projected climate impacts of temperature, sea level, precipitation, wildfire, and cascading impacts (such as rain on snow or debris flow) on SCE in the 2030, 2050, and 2070 timeframes. SCE's CAVA will inform planning related to SCE assets, operations, and services, with the goal of maintaining a resilient electric grid in the face of climate change and will inform future investment in the grid. SCE plans to file its next CAVA concurrent with its RAMP application in May 2026.
For more information on risks related to climate change, environmental regulation and SCE's business strategy, see "Risk Factors—Risks Relating to Southern California Edison Company—Operating Risks."
UNRESOLVED STAFF COMMENTS
None.
CYBERSECURITY
Overview
Cybersecurity presents an ever-evolving challenge to the electric power industry and Edison International and SCE have identified cybersecurity as a key enterprise risk. SCE's operations require the continuous availability of critical information and operational technology systems, sensitive customer and employee data, and infrastructure information, all of which are targets for malicious actors. Cyber attacks, which can arise from external actors, internal threats, or through SCE's supply chain, are continually becoming more frequent and more sophisticated. SCE's grid modernization efforts and the transition to a more connected grid, including incorporating communication and operating technologies aimed at enabling SCE to respond faster, operate its systems more efficiently and reliably, and incorporate DERs at a greater level, also increases SCE’s vulnerability to cybersecurity attacks. To SCE's knowledge it has not experienced a material cybersecurity incident to date.
SCE’s increased reliance on technology necessarily increases cybersecurity risk. Cybersecurity incidents that may cause a major disruption of SCE's operations, and therefore may materially affect Edison International and SCE's financial condition, operations, and business reputation, include cyber attacks designed to compromise or exfiltrate data (e.g., ransomware attacks), damage or destroy systems, interrupt availability, conduct future malicious actions, and/or gain control of or otherwise interrupt the operation of SCE’s electric grid. For additional information on risks from cybersecurity threats that may have a material effect on Edison International and SCE, see "Risk Factors—Risks Relating to Edison International and Southern California Edison Company—Cybersecurity and Physical Security Risks."

Risk Management, Strategy and Oversight
SCE assesses and monitors cybersecurity risks to current infrastructure, new projects, and third parties, including vendors. SCE maintains incident response plans, utilizes cybersecurity incident response exercises, performs targeted audits, leverages third party assessments and uses the National Institute of Standards and Technology ("NIST") Cybersecurity Framework ("CSF") as a guideline to identify, evaluate and manage material risks from cybersecurity threats. SCE also engages consultants, and coordinates with the Federal government and industry peers, to assist in identifying, evaluating and managing its cybersecurity risks, and uses contractual terms to establish cybersecurity requirements with certain third parties. Identified cybersecurity risks are documented and presented to management to review and advise on cybersecurity strategies and mitigation measures. Based on management reviews, cybersecurity strategies and remediation plans are developed or adjusted to address pertinent risks. Edison International and SCE leverage training, policies, technical and procedural controls, and mitigation plans to address risks from cybersecurity threats.
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
The Edison International and SCE Audit and Finance Committees of the Boards of Directors oversee enterprise risk management, including risks from cybersecurity threats. Annually, Edison International and SCE’s enterprise risk management team conducts a review of enterprise risks, including risks from cybersecurity threats, and presents the results of its review to management and the Audit and Finance Committees. In addition, the Boards of Directors have assigned primary responsibility for cybersecurity operations oversight to the Edison International and SCE Safety and Operations Committees, which receive semi-annual cybersecurity updates from SCE’s Chief Security Officer on specific topics, including the dynamic cybersecurity landscape and defense and risk mitigation strategies. To inform its oversight over cybersecurity threats, SCE’s Chief Security Officer also presents to the full Boards of Directors annually. The Boards of Directors also receive a periodic cybersecurity report from an external SCE consultant that includes an assessment of SCE's cybersecurity program and organization.
SCE’s Chief Security Officer has primary responsibility for assessing and managing risks from cybersecurity threats, and serves as Edison International and SCE’s chief information security officer. SCE’s Chief Security Officer has extensive experience in the cybersecurity industry, including previous experience in cybersecurity roles at Southern Company, the MITRE Corporation, NIST, and the Federal Bureau of Investigation. SCE's Chief Security Officer earned a bachelor’s degree in computer information systems from Clemson University and is a Certified Information Systems Security Professional.
For additional information on the Edison International Board of Directors cybersecurity related experience and oversight of cybersecurity risk management, see Edison International’s Proxy Statement under the headings "Director Skills Matrix" and "Oversight of Strategy, Risk and Sustainability."
PROPERTIES
As a holding company, Edison International does not directly own any significant properties other than the stock of its subsidiaries. The principal properties of SCE are described above under "Business—SCE—Properties."
LEGAL PROCEEDINGS
2017/2018 Wildfire/Mudslide Events
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of February 11, 2026, in addition to the outstanding claims of approximately 100 claims of approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
As of February 11, 2026, SCE was aware of approximately 13 pending unsettled lawsuits representing approximately 26 individual plaintiffs related to the Thomas and Koenigstein Fires and the Montecito Mudslides naming SCE as a defendant. Approximately 7 of the approximately 13 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The court has denied class certification in the one lawsuit that was filed as a purported class action and plaintiffs have appealed the denial. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of February 11, 2026, two damages only trials have been set for May and July 2026 for two individual plaintiff households in the TKM litigation.
As of February 11, 2026, SCE was aware of approximately 30 currently pending unsettled lawsuits representing approximately 60 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. Approximately 20 of the 30 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of February 11, 2026, a trial has been set for CAL OES in July 2026 and four damages only trials have been set for July 2026 and August 2026.
The Thomas and Koenigstein Fires and Montecito Mudslides lawsuits are being coordinated in the Los Angeles Superior Court. The Woolsey Fire lawsuits have also been coordinated in the Los Angeles Superior Court.
Eaton Fire
In January 2025, several wind-driven wildfires impacted portions of SCE's service area, causing loss of life, substantial damage and service outages for SCE customers. One of the largest of these wildfires, the Eaton Fire, ignited in SCE's service area in Los Angeles County and spread due to a number of contributing factors under conditions of an extreme Santa Ana windstorm.
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of February 11, 2026, SCE was aware of approximately 1,500 currently pending unsettled lawsuits related to the Eaton Fire: representing lawsuits by approximately 20,000 individual plaintiffs, lawsuits by subrogation plaintiffs and lawsuits by public entity plaintiffs, including the United States of America, the County of Los Angeles, the City of Pasadena and the City of Sierra Madre, related to the Eaton Fire. A bellwether jury trial has been set for January 2027. In January 2026, SCE filed a cross-complaint against certain public and private entities whose actions or inaction may have caused, contributed to or exacerbated the losses that resulted from the fire.
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
Mission Canyon
SCE performed 1.6 miles of access road grading and vegetation clearing in the Mission Canyon area of Santa Barbara County in December 2019, resulting in debris moving downslope into a creek bed and other impacts in the area (the "Mission Canyon Incident"). Several state and federal environmental agencies and the County and City of Santa Barbara have investigated the unpermitted grading and discharges to the creek, and SCE has received Notices of Violation from the Army Corps of Engineers, the County of Santa Barbara, the California Department of Fish & Wildlife and the Regional Water Quality Control Board. In December 2020, SCE and the Santa Barbara County District Attorney entered into a settlement regarding alleged criminal and civil violations related to the Mission Canyon Incident. Under the settlement, SCE pled no contest to a single misdemeanor charge for violation of the California Water Code and agreed to pay a $10,000 fine. SCE also agreed to pay a civil penalty of $3.5 million and is subject to an injunction requiring completion of planned remediation work and compliance with environmental regulations. The remediation work is expected to be completed in early 2026, after which the site will enter a minimum five-year monitoring and maintenance period to ensure project success and satisfy the remaining injunctive requirements. It is presently unknown whether any regulatory agencies will impose additional fines or penalties on SCE with respect to the Mission Canyon Incident and, if so, in what amounts. SCE does not expect fines or penalties that are imposed in connection with the Mission Canyon Incident to be material.

MINE SAFETY DISCLOSURE
Not applicable.
CERTAIN INFORMATION ABOUT EDISON INTERNATIONAL
INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Executive Officer	Age at February 18, 2026	Company Position
Pedro J. Pizarro	60	President and Chief Executive Officer
Maria Rigatti	62	Executive Vice President and Chief Financial Officer
Chonda J. Nwamu	55	Executive Vice President and General Counsel
Caroline Choi	57	Executive Vice President, Public Policy and Corporate Affairs
Natalie K. Schilling	66	Senior Vice President and Chief Human Resources Officer
Erica S. Bowman	48	Vice President, Strategy, Planning and Performance
Steven D. Powell	47	President and Chief Executive Officer, SCE
Jill C. Anderson	45	Executive Vice President and Chief Operating Officer, SCE
J. Andrew Murphy	65	President and Chief Executive Officer, Trio
As set forth in Article IV of Edison International's Bylaws, the elected officers of Edison International are chosen annually by, and serve at the pleasure of, the Edison International Board of Directors and hold their respective offices until their resignation, removal, other disqualification from service, or until their respective successors are elected. All of the officers of Edison International have been actively engaged in the business of Edison International and its subsidiaries for more than five years, except for Ms. Nwamu, and have served in their present positions for the periods stated below. Additionally, those officers who have had other or additional principal positions in the past five years had the following business experience during that period:

Executive Officers	Company Position	Effective Dates
Pedro J. Pizarro	President and Chief Executive Officer, Edison International	October 2016 to present

Maria Rigatti	Executive Vice President and Chief Financial Officer, Edison International	October 2016 to present

Chonda J. Nwamu
Executive Vice President and General Counsel, Edison International
Executive Vice President, General Counsel and Secretary, Ameren Corporation[1]
Senior Vice President, General Counsel, and Secretary, Ameren Corporation[1]
April 2025 to present March 2023 to April 2025 August 2019 to February 2023

Caroline Choi
Executive Vice President, Public Policy & Corporate Affairs, Edison International and SCE
Senior Vice President, Corporate Affairs and Public Policy, Edison International and SCE
Senior Vice President, Corporate Affairs, Edison International and SCE
March 2025 to present February 2024 to March 2025 February 2019 to February 2024

Natalie K. Schilling	Senior Vice President and Chief Human Resources Officer, Edison International and SCE Vice President, Human Resources, SCE	March 2022 to present April 2020 to February 2022

Erica S. Bowman	Vice President, Strategy, Planning and Performance, Edison International and SCE Managing Director, Regulatory Policy and Strategic Analysis, SCE Director, CEO's Office, Edison International	February 2024 to Present August 2022 to February 2024 November 2020 to July 2022

Steven D. Powell	President and Chief Executive Officer, SCE Executive Vice President, Operations, SCE	December 2021 to present September 2019 to December 2021

Jill C. Anderson	Executive Vice President and Chief Operating Officer, SCE Senior Vice President, Customer Service, SCE	December 2021 to present March 2020 to December 2021

J. Andrew Murphy	President and Chief Executive Officer, Trio Senior Vice President, Strategy and Corporate Development, Edison International	July 2023 to present September 2015 to July 2023
1Ameren Corporation is a St. Louis-based public utility holding company, and is not a parent, affiliate or subsidiary of Edison International
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning executive officers of Edison International is set forth above under "Information about our Executive Officers." Other information responding to this section will appear in the Edison International Proxy
Statement under the headings "Our Director Nominees," "Director Skills Matrix," "Director Biographies," and is incorporated herein by this reference.
Code of Ethics
The Edison International Employee Code of Conduct is applicable to all officers and employees of Edison International and its subsidiaries. The Code is available on Edison International's Internet website at edisoninvestor.com at "Corporate Governance." Any amendments or waivers of Code provisions for the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be posted on Edison International's Internet website at edisoninvestor.com.
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
Equity Compensation Plan Information
All of Edison International's equity compensation plans that were in effect as of December 31, 2025 have been approved by security holders. The following table sets forth, for each of Edison International's equity compensation plans, the number of shares of Edison International Common Stock subject to outstanding options, warrants and rights to acquire such stock, the weighted average exercise price of those outstanding options, warrants and rights, and the number of shares remaining available for future award grants as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining for future issuance under equity compensation plans (excluding securities reflected in column (a)(c)
Equity compensation plans approved by security holders	11,888,077[1]	$62.91	24,599,299[2]
1This amount includes 9,884,521 shares covered by outstanding stock options, 1,086,706 shares covered by outstanding restricted stock unit awards, 221,118 shares covered by outstanding deferred stock unit awards, and 695,731 shares covered by outstanding performance share awards (calculated at 100% of the target number of shares subject to each performance share award; the actual payout for each award will be zero to twice the target number of shares for the award, depending on performance), with the outstanding shares covered by outstanding restricted stock unit, deferred stock unit, and performance share awards including the crediting of dividend equivalents through December 31, 2025. The weighted average exercise price of awards outstanding under equity compensation plans approved by security holders reflected in column (b) above is calculated based on the outstanding stock options under these plans as the other forms of awards outstanding have no exercise price. Awards payable solely in cash are not reflected in this table.
2This amount is the aggregate number of shares available for new awards under the Edison International 2007 Performance Incentive Plan and the Edison International Employee Stock Purchase Plan as of December 31, 2025, consisting of 21,799,220 shares and 2,800,079 shares, respectively. The maximum number of shares of Edison International Common Stock authorized for issuances or transfers pursuant to awards under the Edison International 2007 Performance Incentive Plan is 82,500,000. Shares available under the Edison International 2007 Performance Incentive Plan may generally, subject to certain limits set forth in the plan, be used for any type of award authorized under that plan, including stock options, restricted stock, performance shares, restricted or deferred units, and stock bonuses. The maximum number of shares of Edison International Common Stock authorized under the Edison International Employee Stock Purchase Plan is 3,000,000.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responding to this section will appear in the Edison International Proxy Statement under the headings "Governance Structure and Processes—Certain Relationships and Related Party Transactions," and "Governance Structure and Processes—Director Independence," and is incorporated herein by this reference.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
PricewaterhouseCoopers LLP ("PwC") served as Edison International's and SCE's principal accountant in 2025. Information responding to this section for Edison International will appear in the Edison International Proxy Statement under the heading "Independent Auditor Fees," and is incorporated herein by this reference.

The following table sets forth the aggregate fees billed by PwC to SCE for the fiscal years ended December 31, 2025 and 2024:

	SCE ($000)
Type of Fee	2025	2024
Audit Fees[1]	$6,029	$6,026
Audit-Related Fees[2]	175	15
Tax Fees[3]	260	247
All Other Fees[4]	582	632
Total	$7,046	$6,920
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
4Represent fees for miscellaneous services. "All Other Fees" included fees for attestation services related to a CPUC required report on wildfire memorandum accounts and to securitizations for the years ended December 31, 2025 and 2024.
The SCE Audit and Finance Committee annually approves all proposed audit fees in executive session without PwC present, considering several factors, including a breakdown of the services to be provided, proposed staffing and hourly rates, and changes in SCE and industry from the prior year. The audit fees are the culmination of a process which included a comparison of the prior year's proposed fees to actual fees incurred and fee proposals for known and anticipated 2025 services in the audit, audit-related, tax and other categories. The committee's deliberations consider balancing the design of an audit scope that will achieve a high-quality audit with driving efficiencies from both SCE and PwC while compensating PwC fairly.
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
During the fiscal year ended December 31, 2025, all services performed by PwC were pre-approved by the SCE Audit and Finance Committee, irrespective of whether the services required pre-approval under the Securities Exchange Act of 1934.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Edison International
Edison International Common Stock is traded on the New York Stock Exchange under the symbol "EIX."
There are restrictions on the ability of SCE to transfer funds to Edison International that materially limit the ability of Edison International to pay cash dividends. Such restrictions are discussed in "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends." The number of common stockholders of record of Edison International was 22,624 on February 11, 2026. In addition, Edison International cannot pay dividends if it does not meet California law requirements on retained earnings and solvency.
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
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International's Series A Preferred Stock, Series B Preferred Stock, and common stock made by or on behalf of Edison International in the fourth quarter of 2025. For further information about Edison International's Series A Preferred Stock, Series B Preferred Stock and common stock repurchase programs, see "Notes to Consolidated Financial Statements—Note 14. Equity."

Period	Series	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs1 2	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 to October 31, 2025	Series A Preferred Stock	—	—	—	—
	Series B Preferred Stock	—	—	—	—
	Common Stock	657	$58.00	657	$42,768,392
November 1, 2025 to November 30, 2025	Series A Preferred Stock	—	—	—	—
	Series B Preferred Stock	—	—	—	—
	Common Stock	452	$58.71	452	$42,741,856
December 1, 2025 to December 31, 2025	Series A Preferred Stock	744,975	$1,014.63	744,975	—
	Series B Preferred Stock	415,517	$1,008.61	415,517	—
	Common Stock	111	$58.23	111	$42,735,393
Total	Series A Preferred Stock	744,975	$1,014.63	744,975	—
	Series B Preferred Stock	415,517	$1,008.61	415,517	—
	Common Stock	1,220	$58.28	1,220	$42,735,393
1Purchases were made pursuant to Edison International's 2025 common stock repurchase program disclosed in the 2024 10-K.

2On November 20, 2025, Edison International commenced a tender offer to purchase its outstanding 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") and its 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), plus accrued dividends (“Tender Offer”). The Tender Offer expired on December 19, 2025 and Edison International purchased, upon the terms and subject to the conditions described in the Schedule TO filed with the SEC on November 20, 2025, as amended, $415,517,000 aggregate liquidation preference of Series B Preferred Stock shares and $744,975,000 aggregate liquidation preference of Series A Preferred Stock shares.
Comparison of Five-Year Cumulative Total Return

	At December 31,
	2020	2021	2022	2023	2024	2025
Edison International	100	114	111	130	150	119
S & P 500 Index	100	129	105	133	166	196
PHLX Utility Sector Index	100	118	119	108	131	153
Note: Assumes $100 invested on December 31, 2020, in stock or index including reinvestment of dividends. Performance of the PHLX Utility Sector Index is regularly reviewed by management and the Board of Directors in understanding Edison International's relative performance and is used in conjunction with elements of Edison International's compensation program.
OTHER INFORMATION
Insider Trading Arrangements
On October 31, 2025, Peter Taylor, chair of the Edison International Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) of the Exchange Act for the sale of up to 4,000 shares of Edison International’s Common Stock. The first date that sales of any shares permitted to be sold under the trading arrangement is March 2, 2026 and subsequent sales under the trading arrangement may occur on a regular basis until December 1, 2027.
PART II, ITEM 6. Reserved.
This item no longer requires disclosure.
FORM 10-K SUMMARY
None.
DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Part IV, Item 15)
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

Southern California Edison Company

3.3
Certificate of Amended and Restated Articles of Incorporation of Southern California Edison Company, effective August 28, 2023 (Filed No. 1-2313 filed as Exhibit 3.1 to SCE’s Form 8-K dated September 19, 2023 and filed September 21, 2023)*

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

4.3
Junior Subordinated Indenture, dated as of March 1, 2023, between Edison International and The Bank of New York Mellon Company, as Trustee (File No. 1-9936, filed as Exhibit 4.3 to Edison International’s Form 10-K for the year ended December 31, 2024)*

4.4
Form of Certificate representing Series A Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.375% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series A) (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2021)*

4.5
Form of Certificate representing Series B Preferred Stock (included as Exhibit A to Certificate of Determination of the 5.00% Fixed Rate Reset Cumulative Perpetual Preferred Stock Series B) (File No. 1-9936, filed as Exhibit 3.1 to Edison International's Form 10-K for the year ended December 31, 2021)*

Southern California Edison Company

Exhibit Number	Description
4.6	Southern California Edison Company First Mortgage Bond Trust Indenture, dated as of October 1, 1923 (File No. 1-2313, filed as Exhibit 4.2 to SCE's Form 10-K for the year ended December 31, 2010)*

4.7	Southern California Edison Company Indenture, dated as of January 15, 1993 (File No. 1-2313, filed as Exhibit 4.3 to SCE's Form 10-K for the year ended December 31, 2017)*

4.8	Certificate of Determination of Preferences of the Company’s Series M Preference Stock (File No. 1-2313, filed as Exhibit 4.1 to SCE’s Form 8-K dated November 16, 2023 and filed on November 22, 2023)*

4.9	Certificate of Determination of Preferences of the Company’s Series N Preference Stock (File No. 1-2313, filed as Exhibit 4.1 to SCE’s Form 8-K dated and filed on May 7, 2024)*

Edison International and Southern California Edison Company

10.1**
Edison International 2008 Director Deferred Compensation Plan, as amended and restated effective January 1, 2021 (File No. 1-9936, filed as Exhibit No. 10.2 to Edison International's Form 10-Q for the quarter ended September 30, 2020)*

10.2**
Edison International Executive Deferred Compensation Plan, as amended and restated effective June 19, 2014 (as amended) (File No. 1-9936, filed as Exhibit No. 10.7 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.3**
Edison International 2008 Executive Deferred Compensation Plan, as amended and restated effective January 1, 2025 (File No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-K for the year ended December 31, 2024)*

10.4**
Southern California Edison Company Executive Retirement Plan, as amended effective June 19, 2014 (File No. 1-9936, filed as Exhibit 10.7 to Edison International and SCE's Form 10-Q for the quarter ended June 30, 2014)*

10.5 **
Edison International 2008 Executive Retirement Plan, as amended and restated effective August 27, 2025 (File No. 1-9936, filed as Exhibit 10.2 to Edison International’s Form 10-Q for the quarter ended September 30, 2025)*

10.6**
Edison International Executive Incentive Compensation Plan, as amended and restated effective January 1, 2025 (File No. 1-9936, filed as Exhibit 10.5 to Edison International’s Form 10-K for the year ended December 31, 2024)*

10.7**
Edison International 2008 Executive Disability Plan, as amended and restated effective January 1, 2025 (File No. 1-9936, filed as Exhibit 10.6 to Edison International’s Form 10-K for the year ended December 31, 2024)*

10.8**
Edison International 2007 Performance Incentive Plan, as amended and restated effective April 24, 2025 (incorporated by reference from the Appendix to Edison International’s Definitive Proxy Statement on Schedule 14A filed on March 14, 2025)*

10.8.1**	Edison International 2016 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2016)*

Exhibit Number	Description

10.8.2**	Edison International 2017 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.2 to Edison International's Form 10-Q for the quarter ended March 31, 2017)*

10.8.3**	Edison International 2018 Long-Term Incentives Terms and Conditions (File. No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2018)*

10.8.4**	Edison International 2019 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended March 31, 2019)*

10.8.5**	Edison International 2020 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.4 to Edison International's Form 10-Q for the quarter ended March 31, 2020)*

10.8.6**	Edison International 2021 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2021)*

10.8.7**	Edison International 2022 Long-Term Incentives Terms and Conditions (File, No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended March 31, 2022)*

10.8.8**	Edison International 2023 Long-Term Incentives Terms and Conditions (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2023)*

10.8.9**	Edison International 2024 Long-Term Incentives Terms and Conditions (File No 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended March 31, 2024)*

10.8.10**	Form of Long-Term Incentives Award Agreement under the Edison International 2007 Performance Incentive Plan

10.9**
Edison International 2008 Executive Severance Plan, as amended and restated effective February 26, 2025 (Filed No. 1-9936, filed as Exhibit 10.3 to Edison International’s Form 10-Q for the quarter ended March 31, 2025)*

10.10**
Edison International and Southern California Edison Company Director Compensation Schedule as adopted August 28, 2025 (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 10-Q for the quarter ended September 30, 2025)*

10.11**
Edison International Director Matching Gifts Program, as revised effective January 1, 2019 (File No. 1-9936, filed as Exhibit 10.1 to Edison International's Form 10-Q for the quarter ended September 30, 2019)*

10.12
Amended and Restated Agreement for the Allocation of Income Tax Liabilities and Benefits among Edison International, Southern California Edison Company and The Mission Group dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

10.13
Amended and Restated Tax-Allocation Agreement among The Mission Group and its first-tier subsidiaries dated September 10, 1996 (File No. 1-9936, filed as Exhibit 10.3.1 to Edison International's Form 10-Q for the quarter ended September 30, 2002)*

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

10.17
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

10.18
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
10.21
Commitment Increase Supplement, by and among Southern California Edison Company and the lenders named therein, and accepted by JPMorgan Chase Bank, N.A., as administrative agent and the issuing lenders named therein. (File No. 1-2313, filed as Exhibit 10.3 to SCE's Form 8-K dated April 30, 2021 and filed May 6, 2021)*

10.22
Second Amendment, dated as of May 4, 2022, to the Second Amended and Restated Credit Agreement, dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021, as supplemented by the Commitment Increase Supplement, dated as of April 30, 2021, by and among Southern California Edison Company, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-2313, filed as Exhibit 10.2 to SCE's Form 8-K dated and filed May 4, 2022)*

10.23
Third Amendment, dated as of May 3, 2023, to the Second Amended and Restated Credit Agreement dated as of May 17, 2018, as amended by the First Amendment, dated as of April 30, 2021 and the Second Amendment, dated as of May 4, 2022, by and among Southern California Edison, the several banks and other financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent (File No. 1-2313, filed as Exhibit 10.2 to SCE’s Form 10-Q for the quarter ended June 30, 2023)*

10.24
Term Loan Credit Agreement dated as of December 23, 2025, among Edison International, the several banks and other financial institutions from time to time parties thereto and Wells Fargo Bank, National Association, as Administrative Agent (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed on December 23, 2025)*

10.25
Term Loan Credit Agreement, dated as of February 11, 2026, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto and Wells Fargo Bank, National Association, as Administrative Agent (File No. 1-9936, filed as Exhibit 10.1 to Edison International’s Form 8-K dated and filed on February 11, 2026)*

19.1	Edison International Insider Trading Policy

21.1	Subsidiaries of the Registrants

23.1	Consent of Independent Registered Public Accounting Firm (Edison International)

23.2	Consent of Independent Registered Public Accounting Firm (Southern California Edison Company)

24.1	Powers of Attorney of Edison International and Southern California Edison Company

24.2	Certified copies of Resolutions of Boards of Edison International and Southern California Edison Company Directors Authorizing Execution of SEC Reports

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit Number	Description
32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

97.1
Edison International and Southern California Edison Company Incentive Compensation Recoupment Policy For Accounting Restatements, as amended effective October 2, 2023 (File No. 1-9936, filed as Exhibit 97.1 to Edison International’s Form10-K for the year ended December 31, 2023)*

101.1
Financial statements from the annual report on Form 10-K of Edison International for the year ended December 31, 2025, filed on February 18, 2026, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

101.2
Financial statements from the annual report on Form 10-K of Southern California Edison Company for the year ended December 31, 2025, filed on February 18, 2026, formatted in Inline XBRL: (i) the Consolidated Statements of Income; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows; (v) Consolidated Statements of Changes in Equity and (vi) the Notes to Consolidated Financial Statements

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

SCHEDULES SUPPLEMENTING FINANCIAL STATEMENTS
EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED BALANCE SHEETS

	December 31,
(in millions)	2025	2024
Assets:
Cash and cash equivalents	$1	$4
Other current assets	567	606
Total current assets	568	610
Investments in subsidiaries	23,276	20,630
Deferred income taxes	834	760
Other long-term assets	98	67
Total assets	$24,776	$22,067
Liabilities and equity:
Short-term debt	$1,354	$445
Current portion of long-term debt	—	800
Other current liabilities	676	639
Total current liabilities	2,030	1,884
Long-term debt	4,815	4,268
Other long-term liabilities	352	350
Total equity	17,579	15,565
Total liabilities and equity	$24,776	$22,067

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF INCOME
For the Years Ended December 31, 2025, 2024 and 2023

(in millions)	2025	2024	2023
Interest income	$3	$3	$2
Operating, interest and other expenses	389	342	299
Loss before equity in earnings of subsidiaries	(386)	(339)	(297)
Equity in earnings of subsidiaries	4,835	1,610	1,498
Income before income taxes	4,449	1,271	1,201
Income tax benefit	(108)	(100)	(83)
Net income	4,557	1,371	1,284
Preferred stock dividend requirements of Edison International	98	87	87
Net income available to Edison International common shareholders	$4,459	$1,284	$1,197

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2025, 2024 and 2023

(in millions)	2025	2024	2023
Net income	$4,557	$1,371	$1,284
Other comprehensive income, net of tax	6	9	2
Comprehensive income	$4,563	$1,380	$1,286

EDISON INTERNATIONAL
SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF PARENT
CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024 and 2023

(in millions)	2025	2024	2023
Net cash provided by operating activities	$1,930	$1,097	$1,148
Cash flows from financing activities:
Long-term debt issued	544	1,049	1,549
Long-term debt issuance costs	(4)	(7)	(16)
Long-term debt repaid	(800)	(500)	(400)
Short-term debt issued	850	—	370
Short-term debt repaid	(101)	(15)	(1,356)
Common stock issued	5	12	20
Common stock repurchased	(32)	(200)	—
Preferred stock repurchased	(1,160)	(28)	(289)
Payable due to affiliates	—	—	(3)
Commercial paper borrowing, net of repayments	158	214	139
Payments for stock-based compensation	(21)	(24)	(5)
Receipts for stock-based compensation	22	206	71
Common stock dividends paid	(1,274)	(1,198)	(1,112)
Preferred stock dividends paid	(104)	(88)	(108)
Net cash used in financing activities	(1,917)	(579)	(1,140)
Cash flows from investing activities:
Capital contributions to affiliate	(16)	(516)	(15)
Dividends from affiliate	—	1	4
Net cash used in investing activities:	(16)	(515)	(11)
Net (decrease) increase in cash and cash equivalents	(3)	3	(3)
Cash and cash equivalents, beginning of year	4	1	4
Cash and cash equivalents, end of year	$1	$4	$1

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
Dividends Received
Edison International Parent received cash dividends from SCE of $2.2 billion, $1.4 billion, and $1.4 billion in 2025, 2024, and 2023, respectively.
Dividend Restrictions
For information on Edison International Parent dividend restrictions, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" and "—Edison International Dividends."
Note 2. Debt and Equity Financing
Long-Term Debt
The following table summarizes Edison International Parent's long-term debt at December 31, 2025:

(in millions)
5.75% Senior Note due 2027	$600
4.125% Senior Note due 2028	550
5.25% Senior Note due 2028	600
6.95% Senior Note due 2029	550
5.45% Senior Note due 2029	500
6.25% Senior Note due 2030	550
5.25% Senior Note due 2032	550
8.125% Junior Subordinated Note due 2053	500
7.875% Junior Subordinated Note due 2054	450
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
Common and Preferred Stock
For information on Edison International Parent common stock and preferred stock, see "Notes to Consolidated Financial Statements—Note 14. Equity."
Note 3. Related-Party Transactions
Edison International's Parent expense from services provided by SCE was $2 million for the years ended December 31, 2025, 2024 and 2023. Edison International Parent's interest expense from loans due to affiliates was $2 million for the years ended December 31, 2025, 2024 and 2023. Edison International Parent had current related-party receivables of $565 million and $571 million and current related-party payables of $229 million and $186 million at December 31, 2025 and 2024, respectively. Edison International Parent had long-term related-party payables of $113 million and $98 million at December 31, 2025 and 2024, respectively. For a discussion of Edison International Parent's contribution to Edison International Foundation for the years ended December 31, 2025, 2024 and 2023 see "Notes to Consolidated Financial Statements—Note 17. Related Party Transactions."
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

EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY
By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan

Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	February 18, 2026	Date:	February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature	Title
A. Principal Executive Officers
Pedro J. Pizarro*	President, Chief Executive Officer and Director (Edison International)
Steven D. Powell*	President and Chief Executive Officer and Director (Southern California Edison Company)
B. Principal Financial Officers
Maria Rigatti*	Executive Vice President and Chief Financial Officer (Edison International)
Aaron D. Moss*	Senior Vice President and Chief Financial Officer (Southern California Edison Company)
C. Principal Accounting Officers
/s/ Kara G. Ryan	Vice President, Chief Accounting Officer and Controller (Edison International)
Kara G. Ryan
/s/ Kara G. Ryan	Vice President, Chief Accounting Officer and Controller (Southern California Edison Company)
Kara G. Ryan
D. Directors (Edison International and Southern California Edison Company, unless otherwise noted)
Jeanne Beliveau-Dunn*	Director
Michael C. Camuñez*	Director
Jennifer M. Granholm*	Director
James T. Morris*	Director
Timothy T. O'Toole*	Director
Pedro J. Pizarro*	Director
Steven D. Powell (SCE only)*	Director
Marcy L. Reed*	Director
Carey A. Smith*	Director
Linda G. Stuntz*	Director
Peter J. Taylor*	Chair of the Edison International Board and Director
Keith Trent*	Director

*By:	/s/ Kara G. Ryan	*By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Attorney-in-fact for EIX Directors and Officers)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Attorney-in-fact for SCE Directors and Officers)

Date:	February 18, 2026	Date:	February 18, 2026