Form 10-Q
period 2026-03-31
EDISON INTERNATIONAL; SOUTHERN CALIFORNIA EDISON Co
filed 2026-04-28
CIK 827052, 92103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Edison International	Yes	☑	No	☐	Southern California Edison Company	Yes	☑	No	☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Edison International	☐	Southern California Edison Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Edison International	Yes	☐	No	☑	Southern California Edison Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock outstanding as of April 21, 2026:
Edison International	384,793,941 Shares
Southern California Edison Company	434,888,104 Shares

i

This combined Form 10-Q is separately filed by Edison International and SCE. Information contained in this document relating to SCE is filed by Edison International and separately by SCE. SCE makes no representation as to information relating to Edison International or its subsidiaries, except as it may relate to SCE and its subsidiaries.

GLOSSARY
The following terms and abbreviations appearing in the text of this report have the meanings indicated below.

2017/2018 Wildfire/Mudslide Events	the Thomas Fire, the Koenigstein Fire, the Montecito Mudslides and the Woolsey Fire, collectively
2025 Form 10-K	Edison International's and SCE's combined Annual Report on Form 10-K for the year ended December 31, 2025
2025 MD&A	Edison International's and SCE's MD&A for the calendar year 2025, which was included in the 2025 Form 10-K
AB 1054	California Assembly Bill 1054, executed by the governor of California on July 12, 2019
AB 1054 Excluded Capital Expenditures	$1.6 billion in wildfire risk mitigation capital expenditures that SCE has excluded from the equity portion of SCE's rate base as required under AB 1054
ARO(s)	asset retirement obligation(s)
CAISO	California Independent System Operator
Cal Advocates	the California Public Advocates Office
CAL FIRE	the California Department of Forestry and Fire Protection
CAL OES	the California Governor's Office of Emergency Services
California Wildfire Legislation	AB 1054 and SB 254, collectively
Capital Structure Compliance Period	January 1, 2026 to December 31, 2028, the current compliance period for SCE's CPUC authorized capital structure
CCAs	community choice aggregators which are cities, counties, and certain other public agencies with the authority to generate and/or purchase electricity for their local residents and businesses
CEA	California Earthquake Authority, the administrator of the Wildfire Fund
Continuation Account	a new account within the Wildfire Fund established under SB 254 that may be available for fires ignited on or after the SB 254 Effective Date
CPUC	California Public Utilities Commission
DERs	distributed energy resources
DGC	the decommissioning general contractor engaged by SCE to undertake a significant scope of decommissioning activities at San Onofre
Eaton Fire	a wind-driven fire that originated in Los Angeles County in January 2025
EIS	Edison Insurance Services, Inc., a wholly-owned subsidiary of Edison International licensed to provide insurance to Edison International and its subsidiaries
Electric Service Provider	an entity other than an investor-owned utility or CCA that provides electric power and ancillary services to retail customers
ERRA	Energy Resource Recovery Account
Fast curve settings	protective settings used to mitigate the risk of wildfires in high fire risk areas by increasing the speed with which a protective device reacts to most fault currents
FERC	Federal Energy Regulatory Commission
Fitch	Fitch Ratings, Inc.
GAAP	generally accepted accounting principles in the United States
GHG	greenhouse gas
GRC	general rate case
Initial Account	an account within the Wildfire Fund established under AB 1054 available for fires ignited before the SB 254 Effective Date
IRA	Inflation Reduction Act of 2022
Koenigstein Fire	a wind-driven fire that originated near Koenigstein Road in the City of Santa Paula in Ventura County, California, on December 4, 2017
LAFD	the Los Angeles Fire Department

Liability Cap	a cap on the aggregate requirement to reimburse the Wildfire Fund over a trailing three calendar year period which applies if certain conditions are met and is equal to 20% of the equity portion of the utility's transmission and distribution rate base, excluding general plant and intangibles, for the year of the applicable wildfire's ignition
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations in this report
Montecito Mudslides	the debris flows and flooding in Montecito, Santa Barbara County, California, that occurred in January 2018
Moody's	Moody's Investors Service, Inc.
MW	Megawatt(s)
NDCTP	Nuclear Decommissioning Cost Triennial Proceeding, a CPUC proceeding to review decommissioning costs
NERC	North American Electric Reliability Corporation
NRC	United States Nuclear Regulatory Commission
OEIS	Office of Energy Infrastructure Safety of the California Natural Resources Agency
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
•impact of affordability of customer rates on SCE's ability to execute its strategy, including the impact of lower‑than‑expected load growth and higher operating and capital costs (due to factors such as supply chain constraints, tariffs, inflation, and rising interest rates), which could affect SCE’s ability to obtain regulatory approval of, or cost recovery for, operations and maintenance expenses and proposed capital investment projects, as well as influence legislative actions;
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
Additional information about risks and uncertainties, including more detail about the factors described in this report, is contained throughout this report and in the 2025 Form 10-K, including the "Risk Factors" section. Readers are urged to read this entire report, including information incorporated by reference, as well as the 2025 Form 10-K, and carefully consider the risks, uncertainties, and other factors that affect Edison International's and SCE's businesses. Forward-looking statements speak only as of the date they are made and neither Edison International nor SCE are obligated to publicly update or revise forward-looking statements. Readers should review future reports filed by Edison International and SCE with the SEC. Edison International and SCE post or provide direct links to (i) certain SCE and other parties' regulatory filings and documents with the CPUC and the FERC and certain agency rulings and notices in open proceedings in a section titled "SCE Regulatory Highlights," (ii) certain documents and information related to Southern California wildfires which may be of interest to investors in a section titled "Southern California Wildfires," and (iii) presentations, documents and information that may be of interest to investors in a section titled "Presentations and Updates" at edisoninvestor.com in order to publicly disseminate such information. The reports, presentations, documents and information contained on, or connected to, the Edison International investor website are not deemed part of, and are not incorporated by reference into, this report.
The MD&A for the three months ended March 31, 2026, discusses material changes in the condensed consolidated financial condition, results of operations and other developments of Edison International and SCE since December 31, 2025, and as compared to the three months ended March 31, 2025. This discussion presumes that the reader has read or has access to the 2025 MD&A.
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
Edison International's earnings are prepared in accordance with GAAP. Management uses core earnings (loss) internally for financial planning and for analysis of performance. Core earnings (loss) are also used when communicating with investors and analysts regarding Edison International's earnings results to facilitate comparisons of the company's performance from period to period. Core earnings (loss) are a non-GAAP financial measure and may not be comparable to those of other companies. Core earnings (loss) are defined as earnings available to Edison International shareholders less non-core items. Non-core items include income or loss from discontinued operations and income or loss from significant discrete items that management does not consider representative of ongoing earnings, such as write downs, asset impairments and other income and expense related to changes in law, outcomes in tax, regulatory or legal proceedings, and exit activities, including sale of certain assets and other activities that are no longer continuing. SCE implemented a customer-funded wildfire self-insurance program in 2023. With the commencement of this program, Edison International and SCE no longer consider wildfire-related claim losses to be representative of ongoing earnings and treat such costs as non-core items.

	Three months ended March 31,
(in millions)	2026	2025	Change
Net income (loss) available to Edison International
SCE	$619	$1,567	$(948)
Edison International Parent and Other	(88)	(131)	43
Edison International	531	1,436	(905)
Less: Non-core items
SCE
Wildfire-related recoveries, net of claims and expenses	13	1,351	(1,338)
Wildfire Fund expense	(35)	(36)	1
Income tax benefit (expense)[1]	6	(368)	374
SCE non-core items	(16)	947	(963)
Edison International Parent and Other
Changes to wildfire claims and expenses insured by EIS	1	(50)	51
Income tax benefit[1]	—	11	(11)
Edison International Parent and Other non-core items	1	(39)	40
Total non-core items	(15)	908	(923)
Core earnings (loss)
SCE	635	620	15
Edison International Parent and Other	(89)	(92)	3
Edison International	$546	$528	$18
1SCE and Edison International Parent and Other non-core items are tax-effected at an estimated statutory rate of approximately 28%; wildfire claims and expenses insured by EIS are tax-effected at the federal statutory rate of 21%.
Edison International's first quarter 2026 earnings decreased $905 million from the first quarter of 2025, resulting from a decrease in SCE's earnings of $948 million, partially offset by a decrease in Edison International Parent and Other's loss of $43 million. SCE's lower net income consisted of a $16 million non-core loss in 2026 compared to $947 million non-core earnings in 2025, partially offset by $15 million of higher core earnings. Edison International Parent and Other's loss decreased by $43 million due to $40 million of higher non-core earnings and $3 million of lower core loss.

The increase in SCE's core earnings for the three months ended March 31, 2026 from the same period in 2025 was primarily due to the adoption of the 2025 GRC final decision in the third quarter of 2025, partially offset by the absence of a benefit to interest expense related to cost recoveries authorized under the TKM Settlement Agreement in 2025. The decrease in Edison International Parent and Other's core loss for the three months ended March 31, 2026, was primarily due to lower preferred stock dividends, partially offset by higher interest expense.
Consolidated non-core items for the three months ended March 31, 2026 and 2025 for Edison International included:
•Wildfire-related recoveries, net of claims and expenses:
•Net earnings of $13 million ($9 million after-tax) recorded in 2026 primarily due to expected recoveries, partially offset by claims and legal expenses associated with Other Wildfire Events.
•Net earnings of $1,351 million ($973 million after-tax) in 2025 primarily related to the TKM Settlement Agreement and insurance reimbursements related to Other Wildfire Events.
See "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies" for further information.
•Charges of $35 million ($25 million after-tax) and $36 million ($26 million after-tax) recorded in 2026 and 2025, respectively, from amortization of SCE's contributions to the Wildfire Fund. See "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant Accounting Policies" for further information.
•Net earnings of $1 million ($1 million after-tax) recorded in 2026 primarily due to updated estimates of claims accruals, net of legal expenses, and charges of $50 million ($39 million after-tax) recorded in 2025, both related to wildfire claims insured by EIS. See "Notes to Condensed Consolidated Financial Statements— Note 12. Commitments and Contingencies" for further information.
See "Results of Operations" for discussion of SCE's and Edison International Parent and Other's results of operations.
Capital Program
Capital Expenditures
Total capital expenditures (including accruals) were $1.5 billion for the three months ended March 31, 2026 and 2025. As discussed in the 2025 Form 10-K, SCE forecasts total capital expenditures ranging from $37.5 billion to $40.6 billion for 2026 – 2030, and weighted average annual rate base from $50.8 billion to $67.9 billion for 2026 – 2030. These capital program and rate base projections incorporate the planned CPUC-jurisdictional spending as informed by the 2025 GRC final decision and expected FERC capital expenditures, see "Liquidity and Capital Resources—SCE—Capital Investment Plan" below and "Management Overview — Capital Program" in the 2025 MD&A.
Southern California Wildfires
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
In February 2026, the OEIS issued a final decision approving SCE’s 2026 – 2028 WMP. In March 2026, the OEIS issued SCE's safety certification which is valid until March 2, 2027. Provided SCE timely submits a request for its next safety certification, its current safety certification will remain valid until the OEIS acts on its request.
In April 2026, the CEA submitted to the California Legislature and the Governor a report required by SB 254 that evaluates California’s approach to natural catastrophe risk, including wildfires. The report identifies increasing natural catastrophe risk driven by climate‑related factors, development in wildfire‑prone areas, fuel conditions, and other systematic factors, and highlights challenges in wildfire mitigation, insurance availability, liability allocation, and post‑event recovery. The report observes that failure to address escalating wildfire risk would prolong recovery for affected communities, significantly increase electric utility costs, driving higher customer rates, and also could elevate insurance premiums statewide. Continued inaction would expose SCE to risk of credit downgrades and heightened financial stress, limiting access to capital needed to maintain safe and reliable infrastructure. Taken together, these dynamics would exacerbate affordability pressures, undermine market stability, and impede SCE's ability to support long‑term reliability and climate‑related objectives.
Against this backdrop, the report presents a framework of policy options organized around three non‑exclusive pathways: committing to community‑level wildfire mitigation, including measures to reduce the severity and scale of catastrophic events through coordinated community‑based risk reduction, home‑ and neighborhood‑level hardening, and risk-informed targeting of mitigation investments; equitably allocating catastrophe burdens among stakeholders, including through insurance and liability‑related mechanisms such as insurance market reforms, quicker compensation and claims‑handling structures, and potential changes to utility wildfire liability frameworks; and defining potential state roles in catastrophe resilience, including options such as expanded or restructured catastrophe financing mechanisms, state‑level risk pooling or backstops, and other approaches intended to address extreme loss events.
The report discusses options with varying implementation timeframes and fiscal impacts and does not recommend or endorse any specific policy approach. Edison International and SCE are engaging with stakeholders in the legislative process related to wildfire-related risks, however, they cannot predict whether or when there will be a comprehensive economy-wide solution mitigating the significant risk faced by California investor-owned utilities related to wildfires.
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
SCE has entered into settlements with insurance claimants and claimants under its Wildfire Recovery Compensation Program related to the Eaton Fire. As of March 31, 2026, SCE had recorded $1.3 billion in losses related to these settlements. SCE also recorded expected recoveries from customer-funded self-insurance of $917 million, from the Wildfire Fund of $295 million, and through FERC electric rates of $70 million. In total, through March 31, 2026, the net after-tax charge to earnings recorded related to the settlements was $9 million, the after-tax impact of the required $12.5 million shareholder contribution related to SCE's customer-funded self-insurance coverage.
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

SCE exhausted self-insurance recoveries available for losses related to the Eaton Fire as a result of costs incurred and settlements entered into as of February 11, 2026. SCE has advised the administrator of the Wildfire Fund that it anticipates that it will seek reimbursement of eligible claims arising from the Eaton Fire from the Initial Account and the administrator has confirmed that the Eaton Fire is a "covered wildfire" for purposes of accessing the Initial Account. SCE will be reimbursed for losses incurred in excess of $1.0 billion for eligible claims for third-party damages related to the Eaton Fire from the Initial Account, subject to approval of the fund administrator and the Initial Account's claims-paying capacity. The fund administrator has reported that the fund's claims-paying capacity for the Eaton Fire, as of September 30, 2025, exceeds $21 billion.
SCE will file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to the fire, or upon earlier request of the fund administrator. Because SCE held a valid safety certification at the time of the Eaton Fire, SCE will be presumed to have acted prudently unless a party in the proceeding creates "serious doubt" as to the reasonableness of its conduct, in which case SCE will have the burden of dispelling that doubt and proving its conduct was prudent. The prudency standard does not necessitate perfect conduct and California Wildfire Legislation requires that the CPUC allow recovery if it determines that SCE's conduct related to the ignition of the Eaton Fire was consistent with actions of a reasonable utility. SCE believes that the CPUC's determination regarding the reasonableness of its ignition-related conduct should be based on an evaluation of the reasonableness of its overall policies, systems, and practices. The CPUC has not yet issued a decision applying the California Wildfire Legislation prudency framework to a wildfire cost-recovery proceeding.
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
For further information on Southern California Wildfires, see "MD&A—Management Overview—Southern California Wildfires and Mudslides," "Risk Factors," "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Wildfire Fund," "Business—Southern California Wildfires" and "Notes to Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in the 2025 Form 10-K; and "Notes to Condensed Consolidated Financial Statements—Note 1.  Summary of Significant Accounting Policies—Wildfire Fund," and "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides" in this report.

RESULTS OF OPERATIONS
SCE
The following discusses SCE's condensed consolidated statements of income for the three months ended March 31, 2026 and 2025. In general, expenses SCE is authorized to pass through directly to customers (such as purchased power and fuel expenses, flow-through taxes, as well as costs incurred for various programs and activities, such as public purpose programs and vegetation management activities) and the corresponding amount of revenues collected to recover those pass-through costs do not impact net income.
The following tables summarize SCE's results of operations for the periods indicated.
Three months ended March 31, 2026 versus March 31, 2025

	Three months ended March 31,		Favorable (Unfavorable)
(in millions)	2026	2025	2026 to 2025
Operating revenue	$4,096	$3,802	$294
Purchased power and fuel	970	1,047	77
Operation and maintenance	998	962	(36)
Wildfire-related claims, net of (recoveries)	(3)	(1,355)	(1,352)
Wildfire Fund expense	35	36	1
Depreciation and amortization	833	741	(92)
Property and other taxes	178	165	(13)
Asset impairment	—	8	8
Total operating expenses	3,011	1,604	(1,407)
Operating income	1,085	2,198	(1,113)
Interest expense	(430)	(220)	(210)
Other income, net	121	111	10
Income before income taxes	776	2,089	(1,313)
Income tax expense	128	488	360
Net income	648	1,601	(953)
Less: Preference stock dividend requirements	29	34	5
Net income available to common stock	$619	$1,567	$(948)
Operating Revenue
An increase in operating revenue of $294 million was primarily due to:
•An increase in revenue of $282 million driven by the 2025 GRC final decision, including the 2026 escalation mechanism set forth in the 2025 GRC decision. SCE's results of operations for the three months ended March 31, 2025 were based on the 2024 authorized revenue. SCE received the final 2025 GRC decision in the third quarter of 2025 and the authorized revenue attributable to first quarter of 2025 but recorded subsequently in 2025 was approximately $202 million.
•An increase in revenue of $15 million related to net higher expenses that are passed through to customers, which mainly included increases in:
•Interest expense of $29 million;
•Depreciation and amortization expense of $25 million;
•Operation and maintenance expense of $16 million;
•Income tax expense of $14 million;
•Wildfire-related claims, net of recoveries of $8 million;
•Property and other taxes of $4 million;

partially offset by decreases in:
•Purchased power and fuel expense of $77 million;
•Other income of $4 million.
Purchased Power and Fuel
A decrease in purchased power and fuel costs of $77 million was primarily due to lower energy prices, partially offset by higher capacity costs (offset in "Operating Revenue" above).
Operation and Maintenance
An increase in operation and maintenance expense of $36 million was primarily due to:
•An increase of $18 million mainly related to higher inspections and preventative maintenance activities in 2026.
•A net increase of $16 million pass-through costs (offset in "Operating Revenue" above), which is mainly related to higher public programs expenses and higher previously deferred costs authorized for recovery in 2026, partially offset by lower uncollectible expense.
Wildfire-related Claims, Net of Recoveries
A decrease in recoveries of wildfire-related claims of $1,352 million was primarily due to
•$1,341 million claim costs recovery authorized and recorded in 2025 under the TKM Settlement Agreement;
•$14 million insurance reimbursements recorded in 2025 related to Other Wildfire Events;
•$8 million of net recognition of previously deferred claim costs expected to be recovered through FERC rates (offset in "Operating Revenue" above);
partially offset by:
•Benefits of $11 million mainly due to expected recoveries related to Other Wildfire Events.
For further information, see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies—Southern California Wildfires and Mudslides."
Depreciation and Amortization
An increase in depreciation and amortization expense of $92 million was primarily due to higher plant balances, $25 million of which were pass-through costs mainly associated with securitization debt (offset in "Operating Revenue" above).
Property and Other Taxes
An increase in property and other taxes of $13 million was primarily related to higher assessed property values and $4 million of higher pass-through costs (offset in "Operating Revenue" above).
Interest Expense
An increase in interest expense of $210 million was primarily due to:
•$171 million cost recovery authorized and recorded in 2025 under the TKM Settlement Agreement.
•$29 million pass-through expense mainly associated with increased securitization debt (offset in "Operating Revenue" above);
•$10 million higher interest expense from an increase in borrowings.
Other Income, Net
An increase in other income of $10 million was primarily due to an increase in equity allowance for funds used during construction and $4 million of higher pass-through costs (offset in "Operating Revenue" above).
Income Taxes
A decrease in income tax expense of $360 million was primarily due to $370 million of lower tax expense on lower pre-tax income, partially offset by $10 million of lower flow-through tax benefits that were passed through to customers (offset the corresponding pre-tax amount in "Operating Revenue"). See "Notes to Condensed Consolidated Financial Statements—Note 8.  Income Taxes" for a reconciliation of the federal statutory rate to the effective income tax rate.
Edison International Parent and Other
Results of operations for Edison International Parent and Other include amounts from other subsidiaries that are not reportable segments, as well as intercompany eliminations.
Loss from Operations
The following table summarizes the results of Edison International Parent and Other:

	Three months ended March 31,		Favorable (Unfavorable)
(in millions)	2026	2025	2026 to 2025
Edison International Parent and Other net loss	$(78)	$(109)	$31
Less: Preferred stock dividend requirements	10	22	12
Edison International Parent and Other net loss available to common shareholders	$(88)	$(131)	$43
The net loss available to common shareholders from operations of Edison International Parent and Other decreased $43 million for the three months ended March 31, 2026, compared to the same period in 2025, primarily due to lower expenses from wildfire claims insured by an EIS insurance contract (see "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies and Note 16. Related-Party Transactions" for further information), and lower preferred stock dividends, partially offset by higher interest expense.

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
In the next 12 months, SCE expects to fund its cash requirements through operating cash flows, capital market and bank financings, and equity contributions from Edison International Parent, as needed. In addition, SCE expects to fund authorized wildfire-related cost recoveries through securitization financings, and fund costs related to the Eaton Fire through customer-funded self-insurance and reimbursement from the Initial Account of the Wildfire Fund. SCE also has availability under its credit facility and agreements with lenders to issue bilateral unsecured standby letters of credit to fund cash requirements. SCE may issue additional debt for general corporate purposes.
SCE expects to finance approximately $2.0 billion of cost recoveries authorized under the Woolsey Settlement Agreement through the issuance of securitized recovery bonds, subject to the approval of a securitization financing application filed with the CPUC in January 2026. In April 2026, a proposed decision was issued approving the application and a final decision by the CPUC is expected in May 2026. For further details on the financing order, see "—Regulatory Proceedings—Financing Order." For further details on the settlements, see "Management Overview—Southern California Wildfires and Mudslides" in the 2025 Form 10-K.
During the three months ended March 31, 2026, SCE issued a total of $1.2 billion of first and refunding mortgage bonds. In February 2026, SCE entered into a term loan agreement to borrow $1.5 billion due in March 2027, which was partially used to repay all borrowings under a February 2026 $300 million unsecured term loan agreement. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."
In March 2026, SCE fully redeemed 5.45% Fixed-to-Floating Rate Trust Preference Securities issued by SCE Trust V for an aggregate amount paid of $119 million. SCE subsequently exchanged all of these securities for SCE's Series K preference stock, which it retired. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 13. Equity."
For restrictions on SCE's ability to pay dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" in the 2025 Form 10-K.
Credit Ratings
SCE's credit ratings may be affected by various factors, including failure by regulators to successfully implement the California Wildfire Legislation in a timely, consistent and credit-supportive manner, or investigations into wildfire events or associated settlements result in material utility liability exposure. In April 2026, the CEA submitted to the California Legislature and the Governor a report required under SB 254. The report observes that continued inaction to address escalating wildfire risk would expose utilities to risk of credit downgrades and heightened financial stress, limiting access to capital needed to maintain safe and reliable infrastructure. SCE cannot predict whether or when there will be a comprehensive economy-wide solution mitigating the significant risk faced by California investor-owned utilities related to wildfires. For further discussion about the report see "— Management Overview—Southern California Wildfires."
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
Available Liquidity
At March 31, 2026, SCE had cash on hand of $110 million and restricted cash of $517 million collected from customer-funded self-insurance. SCE also has approximately $3.3 billion available to borrow on its $3.4 billion revolving credit facility. The credit facility is available for borrowing needs until May 2029. The aggregate maximum principal amount under the SCE revolving credit facility may be increased up to $4.0 billion, provided that additional lender commitments are obtained. SCE also had standby letters of credit with total capacity of $660 million, and the unused amount was

$560 million as of March 31, 2026. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."
SCE may finance balancing account undercollections and working capital requirements to support operations and capital expenditures with commercial paper, its credit facilities or other borrowings, subject to availability in the bank and capital markets and within levels authorized by the CPUC. As necessary, SCE will utilize its available liquidity, capital market financings, other borrowings or parent company equity contributions to SCE in order to meet its obligations as they become due, including costs related to the wildfire events. SCE expects to use customer-funded self-insurance and reimbursement from the Initial Account to fund wildfire claims. For further information, see "Management Overview—Southern California Wildfires."
Debt Covenant
SCE's credit facilities and term loan require a debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.65 to 1. At March 31, 2026, SCE's debt to total capitalization ratio was 0.57 to 1.
At March 31, 2026, SCE was in compliance with all financial covenants that affect access to capital.
Regulatory Proceedings
2024 Multi-year Wildfire Mitigation and Catastrophic Events Filing ("2024 WMCE Filing")
In December 2025, SCE filed its 2024 WMCE Filing, seeking to recover incremental operating and maintenance expenses of $55 million and incremental capital expenditures of $78 million, recorded in the wildfire risk mitigation balancing account, as well as incremental storm-related costs associated with certain 2017 – 2021 events recorded in the catastrophic event memorandum account. The application also seeks recovery of $36 million in wildfire mitigation related capital expenditures incurred in 2022 that were previously denied without prejudice and permitted to be included in base rates as part of the post-test year ratemaking mechanism. In April 2026, the CPUC adopted a schedule with a proposed decision expected in the first quarter of 2027.
NextGen Enterprise Resource Planning ("ERP") Program
In March 2025, SCE filed an application with the CPUC seeking authorization to recover costs related to its NextGen ERP Program. In April 2026, the CPUC issued a procedural ruling requesting additional information from SCE, which SCE timely provided. SCE anticipates that a proposed decision will be issued by the CPUC in 2026. While this ruling may extend the schedule for a final CPUC decision within 2026, it does not alter the scope of the application. Any delay could affect the timing of cost recovery and increase implementation‑related uncertainty.
Financing Order
In January 2026, SCE filed an application with the CPUC seeking an irrevocable order to finance approximately $2.0 billion of costs and expenses related to the Woolsey Fire and associated financing costs through the issuance of securitized bonds. These amounts were approved for recovery in the Woolsey Settlement Agreement. In April 2026, the CPUC issued a proposed decision approving the requested financing order. For further details on the settlements, see "Management Overview—Southern California Wildfires and Mudslides" in the 2025 Form 10-K.
Advanced Metering Infrastructure ("AMI") 2.0 Program
In March 2026, SCE filed an application with the CPUC requesting approval of the AMI 2.0 program, which is intended to replace SCE's existing metering infrastructure, including meters, network communications, software systems, and data analytics, as well as to enable new customer programs. The application seeks authorization for forecasted capital expenditures of $3.1 billion and operations and maintenance costs of $366 million to be incurred between 2026 and 2033, as well as authorization to establish an AMI 2.0 Memorandum Account and an AMI 2.0 Balancing Account to record the associated costs.
Capital Investment Plan
Alberhill System Project
In March 2026, the CPUC approved the Certificate of Public Convenience and Necessity for the project, authorizing the construction to proceed. Construction for the project is expected to begin in the third quarter of 2026. For further details on the project, see "Liquidity and Capital Resources — Southern California Edison Company — Capital Investment Plan" in 2025 Form 10-K.

Margin and Collateral Deposits
Certain derivative instruments, power and energy procurement contracts, and other contractual arrangements contain collateral requirements. Future collateral requirements may differ from the requirements at March 31, 2026, due to the addition of incremental power and energy procurement contracts with collateral requirements, if any, the impact of changes in wholesale power and natural gas prices on SCE's contractual obligations, and the impact of SCE's credit ratings falling below investment grade. See "—SCE" above for further information on SCE's credit ratings.
The table below provides the amount of collateral posted by SCE to its counterparties as well as the potential collateral that would have been required as of March 31, 2026, if SCE's credit rating had been downgraded to below investment grade as of that date. The table below also provides the potential collateral that could be required due to adverse changes in wholesale power and natural gas prices over the remaining lives of existing power and fuel contracts.
In addition to amounts shown in the table, power and fuel contract counterparties may also institute new collateral requirements, applicable to future transactions to allow SCE to continue trading in power and fuel contracts at the time of a downgrade or upon significant increases in market prices.

(in millions)
Collateral posted as of March 31, 2026[1]	$160
Incremental collateral requirements for purchased power and fuel contracts resulting from a potential downgrade of SCE's credit rating to below investment grade[2]	14
Incremental collateral requirements for purchased power and fuel contracts resulting from adverse market price movements[3]	60
Posted and potential collateral requirements	$234
1Net collateral provided to counterparties and other brokers consisted of $108 million in letters of credit and surety bonds and $52 million of cash collateral.
2Represents potential collateral requirements for accounts payable and mark-to-market valuation at March 31, 2026. Requirement varies throughout the period and is generally lower at the end of the month.
3Incremental collateral requirements were based on potential changes in SCE's forward positions as of March 31, 2026, due to adverse market price movements over the remaining lives of the existing power and fuel derivative contracts using a 95% confidence level.
Furthermore, SCE may be required to post collateral for workers' compensation in excess of standard formula amounts, currently up to $115 million, in the event of volatile credit rating conditions, during which the Office of Self-Insurance Plans, which oversees workers' compensation self-insurance within California, may exercise discretion to impose higher collateral requirements. As of March 31, 2026, SCE had $12 million of collateral posted under such discretionary authority. SCE may also be required to post up to $50 million in collateral in connection with its environmental remediation obligations, within 120 days of the end of the fiscal year in which a downgrade below investment grade occurs.

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
At March 31, 2026, Edison International Parent and Other had cash on hand of $58 million and $0.9 billion available to borrow on its $1.5 billion revolving credit facility. The credit facility is available for borrowing needs until May 2029. The aggregate maximum principal amount under the Edison International Parent revolving credit facility may be increased up to $2.0 billion, provided that additional lender commitments are obtained. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."
In the first quarter of 2026, Edison International Parent issued $550 million of 4.80% senior notes due in 2031. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 5.  Debt and Credit Agreements."
In the first quarter of 2026, Edison International redeemed all remaining shares of its 5.375% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock") and repurchased 4,434 shares of 5.00% Fixed-Rate Reset Cumulative Perpetual Preferred Stock, Series B ("Series B Preferred Stock") for $414 million and $4 million, respectively. For further details, see "Notes to Condensed Consolidated Financial Statements—Note 13. Equity."
Edison International Parent and Other's liquidity and its ability to pay operating expenses and pay dividends to preferred and common shareholders are dependent on access to the bank and capital markets, dividends from SCE, realization of tax benefits and its ability to meet California law requirements for the declaration of dividends. For information on the California law requirements on the declaration of dividends, see "Notes to Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—SCE Dividends" in the 2025 Form 10-K. Edison International intends to maintain its target payout ratio of 45% – 55% of SCE's core earnings, subject to the factors identified above.
Edison International's ability to declare and pay common dividends may be restricted under the terms of its Series A and Series B Preferred Stock. For further information, see "Notes to Consolidated Financial Statements—Note 14. Equity" in the 2025 Form 10-K.
Edison International Parent's credit facility and term loan require a consolidated debt to total capitalization ratio as defined in the applicable agreements of less than or equal to 0.70 to 1. At March 31, 2026, Edison International's consolidated debt to total capitalization ratio was 0.65 to 1.
At March 31, 2026, Edison International Parent was in compliance with all financial covenants that affect access to capital.
Credit Ratings
Edison International Parent's credit ratings may be affected by various factors, including failure by regulators to successfully implement the California Wildfire Legislation in a timely, consistent and credit-supportive manner, or investigations into wildfire events or associated settlements result in material utility liability exposure. In April 2026, the CEA submitted to the California Legislature and the Governor a report required under SB 254. The report observes that continued inaction to address escalating wildfire risk would expose utilities to risk of credit downgrades and heightened financial stress, limiting access to capital needed to maintain safe and reliable infrastructure. Edison International and SCE cannot predict whether or when there will be a comprehensive economy-wide solution mitigating the significant risk faced by California investor-owned utilities related to wildfires. For further discussion about the report see "— Management Overview—Southern California Wildfires."
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
Edison International Income Taxes
Inflation Reduction Act of 2022
The IRA imposed a corporate alternative minimum tax ("CAMT"), which Edison International and SCE are subject to beginning in 2026. Edison International and SCE expect that any CAMT paid will be creditable against future income taxes.

In addition, under the IRA, SCE expects to generate $158 million investment tax credit in future periods related to utility owned storage projects. The associated tax benefits will be recognized and returned to customers as the credits are utilized.
Historical Cash Flows
SCE

	Three months ended March 31,		Change
(in millions)	2026	2025	2026 vs. 2025
Net cash provided by operating activities	$1,502	$1,254	$248
Net cash provided by financing activities	135	1,236	(1,101)
Net cash used in investing activities	(1,585)	(1,373)	(212)
Net increase in cash, cash equivalents and restricted cash	$52	$1,117	$(1,065)
Net Cash Provided by Operating Activities
The following table summarizes major categories of net cash provided by operating activities as provided in more detail in SCE's condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025.

	Three months ended March 31,		Change
(in millions)	2026	2025	2026 vs. 2025
Net income	$648	$1,601
Non-cash items	845	1,218
Subtotal	1,493	2,819	(1,326)
Changes in working capital	(49)	44	(93)
Regulatory assets and liabilities	81	(1,443)	1,524
Wildfire-related claims, net of insurance recoveries	(19)	(131)	112
Other noncurrent assets and liabilities[1]	(4)	(35)	31
Net cash provided by operating activities	$1,502	$1,254	$248
1Includes nuclear decommissioning trusts. See "Nuclear Decommissioning Activities" below for further information.
Net cash provided by operating activities increased by $248 million in the first quarter of 2026 compared to the same period of 2025. The change was primarily due to the increase in 2026 escalation mechanism for rates set forth in the 2025 GRC final decision and the decrease in wildfire-related claim payments, partially offset by a decrease from changes in working capital.
The net (outflows) inflows in cash resulting from working capital was $(49) million and $44 million during the three months ended March 31, 2026 and 2025, respectively. Net cash outflows in 2026 were primarily due to payments of operating expenses, partially offset by inflows from net decreases in customer receivables and unbilled revenue. Net cash inflows in 2025 were primarily due to cash collected from the sale of renewable energy credits under a CPUC-established program.
Net cash provided by (used in) regulatory assets and liabilities, including changes in net over or undercollections recorded in balancing accounts, was $81 million and $(1.4) billion during the three months ended March 31, 2026 and 2025, respectively. Net increase in regulatory assets and liabilities of $1.5 billion is primarily due to cost recoveries authorized under the TKM Settlement Agreement in 2025, which is mostly offset with the decrease in net income after adjustment for non-cash items.

Net Cash Provided by Financing Activities
The following table summarizes cash provided by financing activities for the three months ended March 31, 2026 and 2025, respectively. Issuances of debt are discussed in "Notes to Condensed Consolidated Financial Statements—Note 5. Debt and Credit Agreements."

	Three months ended March 31,		Change
(in millions)	2026	2025	2026 vs. 2025
Long-term debt issued, net of premium (discount) and issuance costs	$3,007	$2,962	$45
Long-term debt repaid	(1,251)	(1)	(1,250)
Short-term debt repaid	(282)	—	(282)
Commercial paper financing, net	(746)	(1,245)	499
Preference stock redeemed	(119)	—	(119)
Payment of common stock dividends to Edison International Parent	(430)	(430)	—
Payment of preference stock dividends	(27)	(34)	7
Other	(17)	(16)	(1)
Net cash provided by financing activities	$135	$1,236	$(1,101)
Net Cash Used in Investing Activities
Cash flows used in investing activities are primarily due to total capital expenditures of $1.5 billion and $1.4 billion for three months ended March 31, 2026 and 2025, respectively. In addition, SCE had a net (purchase) redemption of nuclear decommissioning trust investments of $(2) million and $34 million during the three months ended March 31, 2026 and 2025, respectively. See "Nuclear Decommissioning Activities" below for further discussion.
Nuclear Decommissioning Activities
SCE's condensed consolidated statements of cash flows include nuclear decommissioning activities, which are reflected in the following line items:

	Three months ended March 31,		Change
(in millions)	2026	2025	2026 vs. 2025
Net cash provided by (used in) operating activities:
Net earnings from nuclear decommissioning trust investments	$29	$25	$4
SCE's decommissioning costs	(20)	(61)	41
	9	(36)	45
Net cash (used in) provided by investing activities:
Proceeds from sale of investments	1,991	1,406	585
Purchases of investments	(1,993)	(1,372)	(621)
	(2)	34	(36)
Net cash inflow (outflow)	$7	$(2)	$9
Net cash provided by (used in) operating activities relates to interest and dividends less administrative expenses, taxes and SCE's decommissioning costs. Investing activities represent the purchase and sale of investments within the nuclear decommissioning trusts, including the reinvestment of earnings from nuclear decommissioning trust investments. The net cash impact reflects timing of decommissioning payments ($20 million and $61 million in 2026 and 2025, respectively) and reimbursements to SCE from the nuclear decommissioning trust ($27 million and $59 million in 2026 and 2025, respectively).

Edison International Parent and Other
The table below sets forth condensed historical cash flow from operations for Edison International Parent and Other, including intercompany eliminations.

	Three months ended March 31,		Change
(in millions)	2026	2025	2026 vs. 2025
Net cash used in operating activities	$(75)	$(30)	$(45)
Net cash provided by financing activities	77	138	(61)
Net cash used in investing activities	(3)	(1)	(2)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1)	$107	$(108)
Net Cash Used in Operating Activities
Net cash used in operating activities increased by $45 million in 2026 compared to 2025. This was primarily due to a $77 million cash inflow in 2025 from an intercompany tax settlement with SCE, offset by $32 million lower operating expense.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was as follows:

	Three months ended March 31,		Change
(in millions)	2026	2025	2026 vs. 2025
Dividends paid to Edison International common shareholders	$(338)	$(319)	$(19)
Dividends paid to Edison International preferred shareholders	(13)	(44)	31
Dividends received from SCE	430	430	—
Long-term debt issuance, net of discount and issuance costs	545	539	6
Repayments of short-term debt	(150)	—	(150)
Common stock repurchased	(26)	(29)	3
Preferred stock repurchased	(419)	—	(419)
Commercial paper financing, net	35	(442)	477
Other	13	3	10
Net cash provided by financing activities	$77	$138	$(61)
Contingencies
Edison International's and SCE's material contingencies are discussed in "Notes to Condensed Consolidated Financial Statements—Note 12. Commitments and Contingencies—Contingencies."
MARKET RISK EXPOSURES
Edison International's and SCE's primary market risks are described in the 2025 Form 10-K, and there have been no material changes during the three months ended March 31, 2026. For further discussion of market risk exposures, including commodity price risk, and credit risk, see "Notes to Condensed Consolidated Financial Statements—Note 4.  Fair Value Measurements" and "Note 6.  Derivative Instruments."
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
For a discussion of Edison International's and SCE's critical accounting policies, see "Critical Accounting Estimates and Policies" in the 2025 MD&A.
In addition, for information regarding the Wildfire Fund, see "Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—Wildfire Fund."
NEW ACCOUNTING GUIDANCE
New accounting guidance is discussed in "Notes to Condensed Consolidated Financial Statements—Note 1. Summary of Significant Accounting Policies—New Accounting Guidance."

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information responding to this section is included in the MD&A under the heading "Market Risk Exposures" and is incorporated herein by reference.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Income	Edison International

	Three months ended March 31,
(in millions, except per-share amounts, unaudited)	2026	2025
Operating revenue	$4,103	$3,811
Purchased power and fuel	970	1,047
Operation and maintenance	1,017	983
Wildfire-related claims, net of (recoveries)	(5)	(1,305)
Wildfire Fund expense	35	36
Depreciation and amortization	834	742
Property and other taxes	179	166
Asset impairment and other	(1)	8
Total operating expenses	3,029	1,677
Operating income	1,074	2,134
Interest expense	(524)	(301)
Other income, net	121	107
Income before income taxes	671	1,940
Income tax expense	101	448
Net income	570	1,492
Less: Preference stock dividend requirements of SCE	29	34
Preferred stock dividend requirements of Edison International	10	22
Net income available to Edison International common shareholders	$531	$1,436
Basic earnings per share:
Weighted average shares of common stock outstanding	385	385
Basic earnings per common share available to Edison International common shareholders	$1.38	$3.73
Diluted earnings per share:
Weighted average shares of common stock outstanding, including effect of dilutive securities	387	386
Diluted earnings per common share available to Edison International common shareholders	$1.37	$3.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income	Edison International

	Three months ended March 31,
(in millions, unaudited)	2026	2025
Net income	$570	$1,492
Comprehensive income	570	1,492
Less: Comprehensive income attributable to noncontrolling interests	29	34
Comprehensive income attributable to Edison International	$541	$1,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, unaudited)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$168	$158
Receivables, net of allowances for uncollectible accounts of $348 and $356 at respective dates	1,577	1,463
Accrued unbilled revenue	1,022	1,238
Inventory	542	535
Prepaid expenses	280	119
Regulatory assets	2,660	3,290
Wildfire Fund contributions	138	138
Other current assets	789	745
Total current assets	7,176	7,686
Nuclear decommissioning trusts	4,457	4,535
Other investments	63	51
Total investments	4,520	4,586
Utility property, plant and equipment, net of accumulated depreciation and amortization of $15,196 and $15,060 at respective dates	64,020	63,131
Nonutility property, plant and equipment, net of accumulated depreciation of $117 and $132 at respective dates	194	197
Total property, plant and equipment	64,214	63,328
Receivables, net of allowances for uncollectible accounts of $39 and $49 at respective dates	36	38
Regulatory assets (include $3,072 and $3,092 related to a Variable Interest Entity ("VIE") at respective dates)	13,011	12,960
Wildfire Fund contributions	1,705	1,740
Operating lease right-of-use assets	1,148	1,161
Long-term insurance receivables	456	359
Other long-term assets	2,209	2,168
Total other assets	18,565	18,426
Total assets	$94,475	$94,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Edison International

(in millions, except share amounts, unaudited)	March 31, 2026	December 31, 2025
LIABILITIES AND EQUITY
Short-term debt	$1,242	$2,390
Current portion of long-term debt	2,996	1,928
Accounts payable	2,413	2,344
Wildfire-related claims	556	585
Accrued interest	504	473
Regulatory liabilities	354	1,158
Current portion of operating lease liabilities	120	120
Other current liabilities	1,515	1,538
Total current liabilities	9,700	10,536
Long-term debt (includes $3,004 and $3,022 related to a VIE at respective dates)	37,311	36,070
Deferred income taxes and credits	9,275	9,114
Pensions and benefits	365	370
Asset retirement obligations	2,598	2,583
Regulatory liabilities	10,870	10,627
Operating lease liabilities	1,028	1,041
Wildfire-related claims	837	721
Other deferred credits and other long-term liabilities	3,607	3,705
Total deferred credits and other liabilities	28,580	28,161
Total liabilities	75,591	74,767
Commitments and contingencies (Note 12)
Preferred stock (50,000,000 shares authorized; zero and 414,342 shares of Series A and 83,503 and 87,937 shares of Series B issued and outstanding at respective dates)	83	497
Common stock, no par value (800,000,000 shares authorized; 384,793,941 and 384,787,056 shares issued and outstanding at respective dates)	6,332	6,362
Accumulated other comprehensive income	6	6
Retained earnings	10,899	10,714
Total Edison International's shareholders' equity	17,320	17,579
Noncontrolling interests – preference stock of SCE	1,564	1,680
Total equity	18,884	19,259
Total liabilities and equity	$94,475	$94,026

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Edison International

	Three months ended March 31,
(in millions, unaudited)	2026	2025
Cash flows from operating activities:
Net income	$570	$1,492
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	834	742
Equity allowance for funds used during construction	(56)	(46)
Asset impairment and other	(1)	8
Deferred income taxes	46	421
Wildfire Fund amortization expense	35	36
Other	27	28
Nuclear decommissioning trusts	2	(34)
Changes in operating assets and liabilities:
Receivables	(131)	269
Inventory	(9)	(1)
Accounts payable	109	70
Other current assets and liabilities	(71)	(221)
Derivative assets and liabilities, net	23	33
Regulatory assets and liabilities, net	81	(1,443)
Wildfire-related claims, net of insurance recoveries	(22)	(131)
Other noncurrent assets and liabilities	(10)	1
Net cash provided by operating activities	1,427	1,224
Cash flows from financing activities:
Long-term debt issued, net of premium (discount) and issuance costs of $2 and $(49) for the respective periods	3,552	3,501
Long-term debt repaid	(1,251)	(1)
Short-term debt repaid	(432)	—
Common stock repurchased	(26)	(29)
Preferred stock repurchased	(538)	—
Commercial paper repayments, net of borrowing	(711)	(1,687)
Dividends and distribution to noncontrolling interests	(27)	(34)
Common stock dividends paid	(338)	(319)
Preferred stock dividends paid	(13)	(44)
Other	(4)	(13)
Net cash provided by financing activities	212	1,374
Cash flows from investing activities:
Capital expenditures	(1,539)	(1,408)
Proceeds from sale of nuclear decommissioning trust investments	1,991	1,406
Purchases of nuclear decommissioning trust investments	(1,993)	(1,372)
Other	(47)	—
Net cash used in investing activities	(1,588)	(1,374)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	51	1,224
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	720	684
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$771	$1,908
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2026	2025
Operating revenue	$4,096	$3,802
Purchased power and fuel	970	1,047
Operation and maintenance	998	962
Wildfire-related claims, net of (recoveries)	(3)	(1,355)
Wildfire Fund expense	35	36
Depreciation and amortization	833	741
Property and other taxes	178	165
Asset impairment	—	8
Total operating expenses	3,011	1,604
Operating income	1,085	2,198
Interest expense	(430)	(220)
Other income, net	121	111
Income before income taxes	776	2,089
Income tax expense	128	488
Net income	648	1,601
Less: Preference stock dividend requirements	29	34
Net income available to common stock	$619	$1,567

Condensed Consolidated Statements of Comprehensive Income	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2026	2025
Net income	$648	$1,601
Other comprehensive income, net of tax:
Pension and postretirement benefits other than pensions	1	—
Other comprehensive income, net of tax	1	—
Comprehensive income	$649	$1,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, unaudited)	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$110	$98
Receivables, net of allowances for uncollectible accounts of $347 and $353 at respective dates	1,571	1,455
Accrued unbilled revenue	1,024	1,236
Inventory	542	535
Prepaid expenses	279	118
Regulatory assets	2,660	3,290
Wildfire Fund contributions	138	138
Other current assets	784	743
Total current assets	7,108	7,613
Nuclear decommissioning trusts	4,457	4,535
Other investments	50	40
Total investments	4,507	4,575
Utility property, plant and equipment, net of accumulated depreciation and amortization of $15,196 and $15,060 at respective dates	64,020	63,131
Nonutility property, plant and equipment, net of accumulated depreciation of $98 and $113 at respective dates	185	188
Total property, plant and equipment	64,205	63,319
Receivables, net of allowances for uncollectible accounts of $39 and $49 at respective dates	36	38
Regulatory assets (include $3,072 and $3,092 related to a VIE at respective dates)	13,011	12,960
Wildfire Fund contributions	1,705	1,740
Operating lease right-of-use assets	1,143	1,155
Long-term insurance receivables	347	145
Long-term insurance receivables due from affiliate	118	226
Other long-term assets	2,113	2,074
Total other assets	18,473	18,338
Total assets	$94,293	$93,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets	Southern California Edison Company

(in millions, except share amounts, unaudited)	March 31, 2026	December 31, 2025
LIABILITIES AND EQUITY
Short-term debt	$—	$1,036
Current portion of long-term debt	2,996	1,928
Accounts payable	2,416	2,353
Wildfire-related claims	556	585
Accrued interest	430	432
Regulatory liabilities	354	1,158
Current portion of operating lease liabilities	119	118
Other current liabilities	1,649	1,599
Total current liabilities	8,520	9,209
Long-term debt (includes $3,004 and $3,022 related to a VIE at respective dates)	31,949	31,255
Deferred income taxes and credits	10,837	10,712
Pensions and benefits	87	87
Asset retirement obligations	2,598	2,583
Regulatory liabilities	10,870	10,627
Operating lease liabilities	1,024	1,037
Wildfire-related claims	837	721
Other deferred credits and other long-term liabilities	3,584	3,684
Total deferred credits and other liabilities	29,837	29,451
Total liabilities	70,306	69,915
Commitments and contingencies (Note 12)
Preference stock	1,595	1,714
Common stock, no par value (560,000,000 shares authorized; 434,888,104 shares issued and outstanding at respective dates)	2,168	2,168
Additional paid-in capital	8,956	8,970
Accumulated other comprehensive loss	(11)	(12)
Retained earnings	11,279	11,090
Total equity	23,987	23,930
Total liabilities and equity	$94,293	$93,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows	Southern California Edison Company

	Three months ended March 31,
(in millions, unaudited)	2026	2025
Cash flows from operating activities:
Net income	$648	$1,601
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	833	741
Equity allowance for funds used during construction	(56)	(46)
Asset impairment	—	8
Deferred income taxes	10	460
Wildfire Fund amortization expense	35	36
Other	23	19
Nuclear decommissioning trusts	2	(34)
Changes in operating assets and liabilities:
Receivables	(133)	265
Inventory	(9)	(1)
Accounts payable	104	(1)
Other current assets and liabilities	(34)	(252)
Derivative assets and liabilities, net	23	33
Regulatory assets and liabilities, net	81	(1,443)
Wildfire-related claims, net of insurance recoveries	(19)	(131)
Other noncurrent assets and liabilities	(6)	(1)
Net cash provided by operating activities	1,502	1,254
Cash flows from financing activities:
Long-term debt issued, net of premium (discount) and issuance costs of $7 and $(38) for the respective periods	3,007	2,962
Long-term debt repaid	(1,251)	(1)
Short-term debt repaid	(282)	—
Preference stock redeemed	(119)	—
Commercial paper repayments, net of borrowing	(746)	(1,245)
Common stock dividends paid	(430)	(430)
Preference stock dividends paid	(27)	(34)
Other	(17)	(16)
Net cash provided by financing activities	135	1,236
Cash flows from investing activities:
Capital expenditures	(1,538)	(1,407)
Proceeds from sale of nuclear decommissioning trust investments	1,991	1,406
Purchases of nuclear decommissioning trust investments	(1,993)	(1,372)
Other	(45)	—
Net cash used in investing activities	(1,585)	(1,373)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	52	1,117
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	657	565
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$709	$1,682

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
Edison International's and SCE's significant accounting policies were described in the "Notes to Consolidated Financial Statements" included in the 2025 Form 10-K. This quarterly report should be read in conjunction with the financial statements and notes included in the 2025 Form 10-K.
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
The December 31, 2025 financial statement data was derived from the audited financial statements, but does not include all disclosures required by GAAP for complete annual financial statements.
Segment Information
For information on Edison International's and SCE's segment information, see Note 1 in the 2025 Form 10-K. In addition, for the three months ended March 31, 2026 and 2025, Edison International's and SCE's significant segment expenses agree to those disclosed in the condensed consolidated statements of income. As of March 31, 2026 and 2025, the measures of Edison International's and SCE's segment assets are reported on Edison International's and SCE's condensed consolidated balance sheets, respectively, as total assets.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
The following table sets forth the cash, cash equivalents, restricted cash and restricted cash equivalents included in the condensed consolidated statements of cash flows:

	Edison International		SCE
(in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Cash and cash equivalents[1]	$168	$158	$110	$98
Short-term restricted cash and cash equivalents[2]	560	552	556	549
Long-term restricted cash and cash equivalents[3]	43	10	43	10
Total cash and cash equivalents and restricted cash and cash equivalents	$771	$720	$709	$657
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
Allowance for Uncollectible Accounts
The allowance for uncollectible accounts is recorded based on SCE's estimate of expected credit losses and adjusted over the life of the receivables as needed. Since the customer base of SCE is concentrated in Southern California which exposes SCE to a homogeneous set of economic conditions, the allowance is measured on a collective basis on the historical amounts written-off, assessment of customer collectibility, and current economic indicators, such as unemployment rates. In estimating expected credit losses, SCE applies a practical expedient under the current expected credit loss model, which assumes that current economic conditions as of the balance sheet date do not change over the remaining life of existing accounts receivable. The decrease in write-offs for the three months ended March 31, 2026, is primarily a result of higher disconnection activities and collections efforts undertaken in 2025, the effects of which flowed through to write-offs recorded in 2026.
The following table sets forth the changes in allowance for uncollectible accounts for SCE:

	Three months ended March 31, 2026			Three months ended March 31, 2025
(in millions)	Customers	All others	Total[2]	Customers	All others	Total
Beginning balance	$360	$42	$402	$372	$18	$390
Current period provision for uncollectible accounts[1]	60	2	62	78	3	81
Write-offs, net of recoveries	(76)	(2)	(78)	(128)	(3)	(131)
Ending balance	$344	$42	$386	$322	$18	$340
1This includes $44 million and $66 million of incremental costs, for the three months ended March 31, 2026 and 2025, respectively, which were probable of recovery from customers and recorded as regulatory assets.
2Approximately $39 million and $49 million of allowance for uncollectible accounts are included in "Other long-term assets" on SCE's condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Wildfire Fund
The Wildfire Fund does not have a defined life and instead will terminate when the fund administrator determines that the fund has been exhausted. SCE estimates the period of coverage of the fund and amortizes contributions made to the Wildfire Fund ratably over the period of coverage similar to prepaid insurance. Estimating the period of coverage of the fund requires significant judgment. Frequency of wildfire events and estimated costs associated with wildfire events caused by participating utilities are among the significant factors used to estimate the fund's period of coverage.
Edison International and SCE reassess the period of coverage of the fund at least annually in the first quarter each year and when new or additional information becomes available. As of the date of filing, after considering the current accrued losses for the Eaton Fire, SCE does not have new or additional information that would enable it to change its prior assessment that the Wildfire Fund would provide coverage for an estimated 20 years from the date SCE committed to participate in the Wildfire Fund. When updating its estimate, SCE includes all its fires for which losses can be reasonably estimated, and relies on publicly disclosed wildfire-related losses related to other participating utilities. As discussed in Note 12, while SCE believes that it will incur material losses in connection with the Eaton Fire, it is currently unable to reasonably estimate a range of losses that may be incurred. The Wildfire Fund amortization period will be evaluated and adjusted prospectively as new or additional information on contributions and wildfire events, including reasonably estimated losses related to the Eaton Fire, becomes available. An impairment will be recorded to the Wildfire Fund contribution asset, if the asset exceeds SCE's ability to benefit from the remaining coverage provided by the Wildfire Fund.
SB 254 expands the Wildfire Fund originally created under AB 1054 by establishing the Continuation Account within the Wildfire Fund. As of March 31, 2026, and as of the date of this filing, the conditions required to trigger investor-owned utility contributions to the Continuation Account have not been met. Accordingly, SCE has not recorded a contribution obligation associated with the Continuation Account on its condensed consolidated balance sheets as of March 31, 2026.
As of March 31, 2026, SCE has recorded a receivable of $295 million from the Wildfire Fund, reflected in "Long-term insurance receivables." Based on the California Wildfire Legislation, a utility that submits claims to the Wildfire Fund for recovery is expected to receive such reimbursements from the Wildfire Fund, and separately file an application with CPUC for review of its costs and expenses. See Note 12 for further information. The outcome of the CPUC's prudency review could result in a refund to the Wildfire Fund. SCE will recognize a payable related to claim reimbursements to the Wildfire Fund if it determines that refund to the Wildfire Fund is probable and estimable. SCE considers whether any party in the CPUC prudency review proceeding would prevail in raising a "serious doubt" as of the reasonableness of SCE's actions, and whether it is probable the CPUC would conclude that SCE does not meet the burden of dispelling that doubt and find SCE's conduct was not prudent. SCE considers factors within and outside SCE's control in its evaluation of whether a refund to the Wildfire Fund is probable and estimable. As of March 31, 2026, SCE determined it is not probable nor estimable that any amounts may be required to be reimbursed to the Wildfire Fund.
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
EPS available to Edison International common shareholders was computed as follows:

	Three months ended March 31,
(in millions, except per-share amounts)	2026	2025
Basic earnings per share:
Net income available to Edison International common shareholders	$531	$1,436
Earnings allocated to participating securities	—	(1)
Income available to common shareholders	$531	$1,435
Weighted average common shares outstanding	385	385
Basic earnings per share	$1.38	$3.73
Diluted earnings per share:
Income available to common shareholders	$531	$1,435
Add back: Earnings allocated to participating securities	—	1
Net income available to Edison International common shareholders	$531	$1,436
Weighted average common shares outstanding	385	385
Effect of dilutive securities	2	1
Adjusted weighted average shares – diluted	387	386
Diluted earnings per share	$1.37	$3.72
In addition to the participating securities discussed above, Edison International also may award stock options, which are payable in common shares and are included in the diluted earnings per share calculation. Stock option awards to purchase 2,241,826 and 8,203,681 shares of common stock for the three months ended March 31, 2026 and 2025, respectively, were outstanding, but were not included in the computation of diluted earnings per share because the effect would have been antidilutive.
Revenue Recognition
Revenue is recognized by Edison International and SCE when a performance obligation to transfer control of the promised goods is satisfied or when services are rendered to customers. This typically occurs when electricity is delivered to customers, which includes amounts for services rendered but unbilled at the end of a reporting period.
Regulatory Proceedings
FERC 2026 Formula Rate Update
In November 2025, SCE filed its 2026 annual transmission revenue requirement update with the FERC, with rates effective January 1, 2026, subject to settlement procedures and refund. SCE requested an increase in SCE's transmission revenue requirement of $1.5 billion, which is $157 million, or 12% higher than amounts included in the 2025 annual rates. The increase is primarily due to 2026 rates reflecting recovery of previous undercollections. Pending resolution of the FERC formula rate proceedings, SCE recognized revenue in the first three months of 2026 based on the FERC 2026 annual updated rates, subject to refund.
New Accounting Guidance
Accounting Guidance Not Yet Adopted
In November 2024, the FASB issued an accounting standards update requiring public entities to provide disaggregated disclosure of income statement expenses. The guidance does not change the expense captions an entity presents on the face of the income statement, rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. The guidance is effective for annual disclosure for the year ended December 31, 2027 and subsequent interim periods with early adoption permitted. The guidance is applied prospectively. Edison International and SCE are currently evaluating the impact of the increased disclosures from the new guidance.
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

	Equity Attributable to Edison International Shareholders							Noncontrolling Interests
	Preferred stock		Common stock		Accumulated Other Comprehensive Income	Retained Earnings	Subtotal	Preference Stock	Total Equity
(in millions, except shares and per share amounts)	Shares	Amount	Shares	Amount
Balance at December 31, 2025	502,279	$497	384,787,056	$6,362	$6	$10,714	$17,579	$1,680	$19,259
Net income	—	—	—	—	—	541	541	29	570
Common stock issued	—	—	404,516	2	—	—	2	—	2
Common stock repurchased	—	—	(397,631)	(26)	—	—	(26)	—	(26)
Common stock dividends declared ($0.8775 per share)	—	—	—	—	—	(338)	(338)	—	(338)
Preferred stock dividends declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	—	—	(13)	(13)	—	(13)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	(1)	(1)	(26)	(27)
Shares withheld for tax withholdings on vested equity awards	—	—	—	(16)	—	—	(16)	—	(16)
Noncash stock-based compensation	—	—	—	10	—	1	11	—	11
Preference stock redeemed	—	—	—	—	—	—	—	(119)	(119)
Preferred stock repurchased	(418,776)	(414)	—	—	—	(5)	(419)	—	(419)
Balance at March 31, 2026	83,503	$83	384,793,941	$6,332	$6	$10,899	$17,320	$1,564	$18,884

	Equity Attributable to Edison International Shareholders						Noncontrolling Interests
	Preferred stock		Common stock		Retained Earnings	Subtotal	Preference Stock	Total Equity
(in millions, except shares and per share amounts)	Shares	Amount	Shares	Amount
Balance at December 31, 2024	1,662,771	$1,645	384,784,719	$6,353	$7,567	$15,565	$2,175	$17,740
Net income	—	—	—	—	1,458	1,458	34	1,492
Common stock issued	—	—	478,943	2	—	2	—	2
Common stock repurchased	—	—	(500,000)	(29)	—	(29)	—	(29)
Common stock dividends declared ($0.8275 per share)	—	—	—	—	(319)	(319)	—	(319)
Preferred stock dividends declared ($26.875 per share for Series A and $25.00 per share for Series B)	—	—	—	—	(44)	(44)	—	(44)
Dividends to noncontrolling interests ($31.250 - $46.875 per share for preference stock)	—	—	—	—	—	—	(34)	(34)
Shares withheld for tax withholdings on vested equity awards	—	—	—	(21)	—	(21)	—	(21)
Noncash stock-based compensation	—	—	—	10	—	10	—	10
Balance at March 31, 2025	1,662,771	$1,645	384,763,662	$6,315	$8,662	$16,622	$2,175	$18,797

The following tables provide SCE's changes in equity:

(in millions, except per share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2025	$1,714	$2,168	$8,970	$(12)	$11,090	$23,930
Net income	—	—	—	—	648	648
Other comprehensive income	—	—	—	1	—	1
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(27)	(27)
Stock-based compensation	—	—	(22)	—	—	(22)
Noncash stock-based compensation	—	—	5	—	1	6
Preference stock redeemed	(119)	—	3	—	(3)	(119)
Balance at March 31, 2026	$1,595	$2,168	$8,956	$(11)	$11,279	$23,987

(in millions, except per share amounts)	Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Equity
Balance at December 31, 2024	$2,220	$2,168	$8,950	$(9)	$8,422	$21,751
Net income	—	—	—	—	1,601	1,601
Dividends declared on common stock ($0.9888 per share)	—	—	—	—	(430)	(430)
Dividends declared on preference stock ($31.250 - $46.875 per share)	—	—	—	—	(34)	(34)
Stock-based compensation	—	—	(21)	—	1	(20)
Noncash stock-based compensation	—	—	7	—	—	7
Balance at March 31, 2025	$2,220	$2,168	$8,936	$(9)	$9,560	$22,875
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
SCE Recovery Funding LLC has issued a total of $3.2 billion of securitized bonds. The proceeds were used to acquire SCE's right, title and interest in and to non-bypassable rates and other charges to be collected from certain existing and future customers in SCE's service area ("Recovery Property"), associated with the AB 1054 Excluded Capital Expenditures and costs approved for recovery under the TKM Settlement Agreement, until the bonds are paid in full, and all financing costs have been recovered. The securitized bonds are secured by the Recovery Property and cash collections from the non-bypassable rates and other charges are the sole source of funds to satisfy the debt obligation. The bondholders have no recourse to SCE.

The following table summarizes the impact of SCE Recovery Funding LLC on SCE's and Edison International's condensed consolidated balance sheets.

(in millions)	March 31, 2026	December 31, 2025
Other current assets	$118	$49
Regulatory assets: non-current	3,072	3,092
Regulatory liabilities: current	25	12
Current portion of long-term debt[1]	96	78
Other current liabilities	48	14
Long-term debt[1]	3,004	3,022
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
As of the balance sheet date, the carrying amount of assets and liabilities included in SCE's condensed consolidated balance sheet that relate to involvement with VIEs that are not consolidated, result from amounts due under the PPAs. Under these contracts, SCE recovers the costs incurred through demonstration of compliance with its CPUC-approved long-term power procurement plans. SCE has no residual interest in the entities and has not provided or guaranteed any debt or equity support, liquidity arrangements, performance guarantees, or other commitments associated with these contracts other than the purchase commitments described in Note 12 of the 2025 Form 10-K. As a result, there is no significant potential exposure to loss to SCE from its variable interest in these VIEs. The aggregate contracted capacity dedicated to SCE from these VIE projects was 6,064 MW and 5,300 MW at March 31, 2026 and 2025, respectively. The amounts that SCE paid to these projects were $204 million and $172 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are recoverable in customer rates, subject to a reasonableness review.
Note 4.  Fair Value Measurements
Recurring Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an "exit price"). Fair value of an asset or liability considers assumptions that market participants would use in pricing the asset or liability, including assumptions about nonperformance risk. As of March 31, 2026 and December 31, 2025, nonperformance risk was not material for Edison International or SCE.
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
SCE
The following table sets forth assets and liabilities of SCE that were accounted for at fair value by level within the fair value hierarchy:

	March 31, 2026
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$1	$18	$(1)	$18
Money market funds and other	15	67	—	—	82
Nuclear decommissioning trusts:
Stocks[2]	1,848	—	—	—	1,848
Fixed Income[3]	874	1,601	—	—	2,475
Short-term investments, primarily cash equivalents	168	38	—	—	206
Subtotal of nuclear decommissioning trusts[4]	2,890	1,639	—	—	4,529
Total assets	2,905	1,707	18	(1)	4,629
Liabilities at fair value
Derivative contracts	—	35	—	(35)	—
Total liabilities	—	35	—	(35)	—
Net assets	$2,905	$1,672	$18	$34	$4,629

	December 31, 2025
(in millions)	Level 1	Level 2	Level 3	Netting and Collateral[1]	Total
Assets at fair value
Derivative contracts	$—	$—	$48	$—	$48
Money market funds and other	34	22	—	—	56
Nuclear decommissioning trusts:
Stocks[2]	1,909	—	—	—	1,909
Fixed Income[3]	981	1,665	—	—	2,646
Short-term investments, primarily cash equivalents	191	40	—	—	231
Subtotal of nuclear decommissioning trusts[4]	3,081	1,705	—	—	4,786
Total assets	3,115	1,727	48	—	4,890
Liabilities at fair value
Derivative contracts	—	57	—	(57)	—
Total liabilities	—	57	—	(57)	—
Net assets	$3,115	$1,670	$48	$57	$4,890
1Represents the netting of assets and liabilities under master netting agreements and cash collateral.
2Approximately 70% and 71% of SCE's equity investments were in companies located in the United States at March 31, 2026 and December 31, 2025, respectively.
3Includes corporate bonds, which were diversified by the inclusion of collateralized mortgage obligations and other asset backed securities, of $58 million and $60 million at March 31, 2026 and December 31, 2025, respectively.
4Excludes net payables of $72 million and $251 million at March 31, 2026 and December 31, 2025, respectively, which consist of interest and dividend receivables as well as receivables and payables related to SCE's pending securities sales and purchases.
SCE Fair Value of Level 3
The following table sets forth a summary of changes in SCE's fair value of Level 3 net derivative assets and liabilities:

	Three months ended March 31,
(in millions)	2026	2025
Fair value of net assets at beginning of period	$48	$212
Settlements	(11)	(10)
Total realized/unrealized losses[1]	(19)	(46)
Fair value of net assets at end of period	$18	$156
1Due to regulatory mechanisms, SCE's realized and unrealized gains and losses are recorded as regulatory assets and liabilities.
There were no material transfers into or out of Level 3 during 2026 and 2025.

The following table sets forth the significant unobservable inputs used to determine fair value for Level 3 assets and liabilities:

	Fair Value (in millions)		Significant Unobservable Input	Range ($ per MWh)	Weighted Average ($ per MWh)
	Assets	Liabilities
March 31, 2026
CRRs	$16	$—	CAISO CRR auction prices	$(5.28) - $543.10	$13.74
Fin Toll arrangements	2	—	Hourly Forecast Power Prices	(0.27) - 38.90	13.35
December 31, 2025
CRRs	$43	$—	CAISO CRR auction prices	$(5.28) - $14,484.70	$8.39
Fin Toll arrangements	5	—	Hourly Forecast Power Prices	$0.00 - $97.04	42.16
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
Edison International Parent and Other
Edison International Parent and Other assets measured at fair value and classified as Level 1 consisted of money market funds of $50 million and $51 million at March 31, 2026 and December 31, 2025, respectively. Assets measured at fair value and classified as Level 2 were immaterial at March 31, 2026 and December 31, 2025. There were no securities classified as Level 3 for Edison International Parent and Other at March 31, 2026 and December 31, 2025.
Fair Value of Debt Recorded at Carrying Value
The carrying value and fair value of Edison International's and SCE's long-term debt (including the current portion of long-term debt) are as follows:

	March 31, 2026		December 31, 2025
(in millions)	Carrying Value[1]	Fair Value[2]	Carrying Value[1]	Fair Value[2]
Edison International	$40,307	$37,660	$37,998	$35,721
SCE	34,945	32,200	33,183	30,744
1Carrying value is net of debt issuance costs.
2The fair value of long-term debt is classified as Level 2.

Note 5.  Debt and Credit Agreements
Long-Term Debt
During the three months ended March 31, 2026, SCE issued the following first and refunding mortgage bonds:

Description	Month of Issuance	Rate	Maturity Date	Amount (in millions)
Series 2024D	March 2026	5.15%	2029	$600
Series 2026A	March 2026	4.80%	2033	600
Total				$1,200
The proceeds were used to repay commercial paper borrowings and for general corporate purposes.
In February 2026, Edison International Parent issued $550 million of 4.80% senior notes due in 2031. The proceeds were used to repay commercial paper and for general corporate purposes.
Credit Agreements and Short-Term Debt
The following table summarizes the status of the credit facilities at March 31, 2026:

(in millions, except for rates)
Borrower	Termination Date	Secured Overnight Financing Rate ("SOFR") Plus (bps)	Commitment	Outstanding Borrowings	Outstanding Letters of Credit	Amount Available
Edison International Parent[1,2]	May 2029	128	$1,500	$643	$—	$857
SCE[2]	May 2029	108	3,350	—	2	3,348
Total Edison International			$4,850	$643	$2	$4,205
1At March 31, 2026, Edison International Parent had $641 million outstanding commercial paper, net of a $2 million discount, at a weighted-average interest rate of 4.37%.
2The aggregate maximum principal amount under the SCE and Edison International Parent revolving credit facilities may be increased up to $4.0 billion and $2.0 billion, respectively, provided that additional lender commitments are obtained.
Term Loan
In February 2026, SCE entered into a term loan agreement to borrow $1.5 billion maturing in March 2027 with a variable interest rate based on SOFR plus 1.00%. The proceeds were used for general corporate and working capital purposes, including the repayment of all borrowings under the $300 million unsecured term loan agreement, dated as of February 11, 2026.
Uncommitted Letters of Credit
SCE entered into agreements with certain lenders for bilateral unsecured standby letters of credit ("SBLC") with a total capacity of $660 million that is uncommitted and supported by reimbursement agreements. The SBLCs are not subject to any collateral or security requirements. At March 31, 2026, SCE had $100 million outstanding under these agreements, which expire between June 2026 and April 2027.
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
Certain of SCE's derivative contracts contain credit-risk-related contingent features that require posting of collateral upon a downgrade of SCE's credit ratings to below investment grade by one or more major credit rating agencies. If SCE's credit rating were to fall below investment grade, SCE may be required to post additional collateral to cover derivative liabilities and related outstanding payables. As of March 31, 2026 and December 31, 2025, the fair values of derivative liabilities were immaterial, for which SCE posted collateral of $60 million and $105 million collateral, respectively. If the credit-risk-related contingent features underlying these contracts were triggered on March 31, 2026 and December 31, 2025, SCE would have been required to post an additional $5 million and $3 million of collateral, respectively, most of which is related to outstanding net payables under the contracts.
SCE presents its derivative assets and liabilities, recorded at fair value, on a net basis on its condensed consolidated balance sheets when subject to master netting agreements or similar agreements. Derivative positions are also offset against margin and cash collateral deposits. See Note 4 for a discussion of fair value of derivative instruments.
The following table summarizes the gross and net fair values of SCE's commodity derivative instruments:

	March 31, 2026
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$19	$35
Gross amounts offset in the condensed consolidated balance sheets	(1)	(1)
Cash collateral posted	—	(34)
Net amounts presented in the condensed consolidated balance sheets	$18	$—

	December 31, 2025
(in millions)	Derivative Assets Short-Term[1]	Derivative Liabilities Short-Term[2]
Commodity derivative contracts
Gross amounts recognized	$48	$57
Cash collateral posted	—	(57)
Net amounts presented in the condensed consolidated balance sheets	$48	$—
1Included in "Other current assets" on SCE's condensed consolidated balance sheets.
2Included in "Other current liabilities" on SCE's condensed consolidated balance sheets.
At March 31, 2026, SCE posted $53 million of cash collateral, of which $34 million was offset against derivative liabilities and $19 million was reflected in "Other current assets" on SCE's condensed consolidated balance sheets. At December 31, 2025, SCE posted $66 million of cash collateral, of which $57 million was offset against derivative liabilities and $9 million was reflected in "Other current assets" on the condensed consolidated balance sheets.
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
The following table summarizes the gains/(losses) of SCE's economic hedging activity:

	Three months ended March 31,
(in millions)	2026	2025
Realized	$(38)	$(40)
Unrealized	(8)	(23)

Notional Volumes of Derivative Instruments
The following table summarizes the notional volumes of derivatives used for SCE's economic hedging activities:

Commodity	Unit of Measure	Economic Hedges
		March 31, 2026	December 31, 2025
Electricity options, swaps and forwards	Gigawatt hours	6,019	3,249
Natural gas options, swaps and forwards	Billion cubic feet	2	4
Congestion revenue rights	Gigawatt hours	1,232	5,566
Fin Toll arrangements	Gigawatt hours	236	228
Note 7.  Revenue
The following table is a summary of SCE's revenue:

	Three months ended March 31,
(in millions)	2026	2025
Revenue from contracts with customers[1]
Commercial	$1,350	$1,548
Residential	2,150	1,579
Other	550	642
Total revenue from contracts with customer	4,050	3,769
Alternative revenue program and other[2]	46	33
Total operating revenue	$4,096	$3,802
1SCE recorded CPUC revenue based on annual revenue requirement set by a methodology established in the GRC proceeds and FERC revenue authorized through a formula rate. For further information, see Note 1.
2Includes differences between revenues from contracts with customers and authorized levels for certain CPUC and FERC revenues.
At March 31, 2026 and December 31, 2025, SCE's receivables related to contracts from customers were $2.5 billion and $2.7 billion, respectively, which include accrued unbilled revenue of $1.0 billion and $1.2 billion, respectively.
Deferred Revenue
As of March 31, 2026, SCE has deferred revenue of $338 million related to the sale of the use of transfer capability of West of Devers transmission line, of which $13 million and $325 million are included in "Other current liabilities" and "Other deferred credits and other long-term liabilities," respectively, on SCE's condensed consolidated balance sheets. The deferred revenue is amortized straight-line over the period of 30 years starting in 2021.

Note 8.  Income Taxes
Effective Tax Rate
The table below provides a reconciliation of income tax expense computed at the federal statutory income tax rate to the income tax provision:

	Three months ended March 31,
	2026		2025
(in millions)	Amount	%	Amount	%
Edison International:
Income from operations before income taxes	$671		$1,940
Federal statutory tax rate	$141	21.0%	$407	21.0%
State income tax, net of federal income tax effect[1]	21	3.2%	109	5.6%
Tax credits	(15)	(2.2)%	(5)	(0.3)%
Other adjustments
Property-related	(65)	(9.6)%	(58)	(2.9)%
Corporate alternative minimum tax	18	2.7%	—	—%
Other	1	—%	(5)	(0.3)%
Effective tax rate	$101	15.1%	$448	23.1%
SCE:
Income from operations before income taxes	$776		$2,089
Federal statutory tax rate	$163	21.0%	$439	21.0%
State income tax, net of federal income tax effect[1]	27	3.5%	117	5.6%
Tax credits	(15)	(1.9)%	(5)	(0.2)%
Other adjustments
Property-related	(65)	(8.4)%	(58)	(2.9)%
Corporate alternative minimum tax	18	2.3%	—	—%
Other	—	—%	(5)	(0.2)%
Effective tax rate	$128	16.5%	$488	23.3%
1State taxes in California represents substantially all of the tax effect in this category.
The CPUC requires flow-through ratemaking. For SCE, it includes property-related adjustments, the corporate alternative minimum tax, and other temporary differences which reverse over time. These flow-through items increase or decrease SCE's current authorized revenue requirements in rate cases and give rise to regulatory assets or liabilities for deferred income taxes expected to be realized in future periods. Differences between the amounts authorized in SCE's rate cases, adjusted for balancing and memorandum account activity, and flow-through amounts recorded for financial reporting purposes also result in changes to regulatory assets, with a corresponding impact on the effective tax rate, to the extent recovery in future rates is probable. For further information, see Note 11.
The IRA imposed a corporate alternative minimum tax ("CAMT"), which Edison International and SCE are subject to beginning in 2026. Edison International and SCE expect that any CAMT paid will be creditable against future income taxes.
In addition, under the IRA, SCE expects to generate $158 million investment tax credit in future periods related to utility owned storage projects. The associated tax benefits will be recognized and returned to customers as the credits are utilized.
Tax Disputes
The tax years currently open for examination are 2022 – 2025 for the Internal Revenue Service and 2013 – 2018 and 2021 – 2025 for the Franchise Tax Board.

Income Taxes Paid
SCE makes tax-allocation payments to Edison International under the applicable tax-allocation agreement. It does not make payments to the tax authorities directly.
No income tax payments were made, or refunds were received, by Edison International or SCE during the three months ended March 31, 2026 and 2025.
Note 9.  Compensation and Benefit Plans
Pension Plans
Net periodic pension expense components are:

	Three months ended March 31,
(in millions)	2026	2025
Edison International:
Service cost	$25	$23
Non-service cost (benefit)
Interest cost	48	48
Expected return on plan assets	(61)	(58)
Amortization of net loss[1]	1	—
Regulatory adjustment	(5)	(7)
Total non-service benefit[2]	(17)	(17)
Total expense	$8	$6
SCE:
Service cost	$24	$23
Non-service cost (benefit)
Interest cost	45	44
Expected return on plan assets	(58)	(55)
Amortization of net loss[1]	1	—
Regulatory adjustment	(5)	(7)
Total non-service benefit[2]	(17)	(18)
Total expense	$7	$5
1Represents the amount of net loss reclassified from other comprehensive loss.
2Included in "Other Income, net" on Edison International's and SCE's condensed consolidated statements of income.
Postretirement Benefits Other Than Pensions ("PBOP")
Net periodic PBOP expense components for Edison International and SCE are:

	Three months ended March 31,
(in millions)	2026	2025
Service cost	$3	$3
Non-service cost (benefit)
Interest cost	10	10
Expected return on plan assets	(29)	(27)
Amortization of net gain	(15)	(20)
Regulatory adjustment	26	34
Total non-service benefit[1]	(8)	(3)
Total earnings	$(5)	$—
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
The following table sets forth amortized cost and fair value of the trust investments (see Note 4 for a discussion on fair value of the trust investments):

		Amortized Costs		Fair Values
(in millions)	Longest Maturity Dates	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Municipal bonds	2067	$720	$718	$841	$899
Government and agency securities	2074	1,121	1,149	1,246	1,367
Corporate bonds	2072	347	315	388	380
Short-term investments and receivables/(payables)[1]	One-year	188	200	134	(20)
Total debt securities and other		$2,376	$2,382	2,609	2,626
Equity securities				1,848	1,909
Total[2]				$4,457	$4,535
1As of March 31, 2026 and December 31, 2025, short-term investments included $22 million and $27 million of repurchase agreement payable by financial institutions which earned interest, were fully secured by U.S. Treasury securities, and mature by April 1, 2026 and January 2, 2026, respectively.
2Represents amounts before reduction for deferred tax liabilities on net unrealized gains of $433 million and $455 million as of March 31, 2026 and December 31, 2025, respectively.
Trust fund earnings (based on specific identification) increase the trust fund balance and the ARO regulatory liability. Unrealized holding gains, net of losses, were $1.9 billion and $2.0 billion at March 31, 2026 and December 31, 2025, respectively.
The following table summarizes the gains and losses for the trust investments:

	Three months ended March 31,
(in millions)	2026	2025
Gross realized gains	$10	$24
Gross realized losses	(3)	(1)
Net unrealized losses for equity securities	(63)	(60)
Due to regulatory mechanisms, changes in the assets of the trusts from income or loss items do not materially affect earnings.

Note 11. Regulatory Assets and Liabilities
Regulatory Assets
SCE's regulatory assets included on the condensed consolidated balance sheets are:

(in millions)	March 31, 2026	December 31, 2025
Current:
Regulatory balancing and memorandum accounts	$2,607	$3,246
Other	53	44
Total current	2,660	3,290
Long-term:
Deferred income taxes	6,547	6,427
Unamortized investments, net of accumulated amortization	123	126
Unamortized losses on reacquired debt	76	79
Regulatory balancing and memorandum accounts	2,809	2,843
Environmental remediation	212	213
Recovery assets	3,072	3,092
Other	172	180
Total long-term	13,011	12,960
Total regulatory assets	$15,671	$16,250
For more information, see Note 11 of the 2025 Form 10-K.
Regulatory Liabilities
SCE's regulatory liabilities included on the condensed consolidated balance sheets are:

(in millions)	March 31, 2026	December 31, 2025
Current:
Regulatory balancing and memorandum accounts	$321	$1,139
Other	33	19
Total current	354	1,158
Long-term:
Costs of removal	2,865	2,737
Deferred income taxes	2,139	2,126
Recoveries in excess of ARO liabilities	1,968	2,057
Regulatory balancing and memorandum accounts	2,028	1,842
Pension and other postretirement benefits	1,835	1,829
Other	35	36
Total long-term	10,870	10,627
Total regulatory liabilities	$11,224	$11,785
For more information, see Note 11 of the 2025 Form 10-K.

Net Regulatory Balancing and Memorandum Accounts
The following table summarizes the significant components of regulatory balancing and memorandum accounts included in the above tables of regulatory assets and liabilities:

(in millions)	March 31, 2026	December 31, 2025
Asset (liability)
Energy procurement related costs	$445	$589
Public purpose and energy efficiency	(2,119)	(2,054)
GRC-related balancing accounts[1]	2,057	1,945
FERC-related balancing accounts	190	204
Wildfire risk mitigation and insurance[2]	334	289
Wildfire and drought restoration[3]	229	215
Woolsey Settlement cost recovery	1,794	1,766
Tax accounting memorandum account	(28)	(3)
Other	165	157
Assets, net of liabilities	$3,067	$3,108
1     The GRC-related balancing accounts primarily consist of the base revenue requirement balancing account ("BRRBA"), the vegetation management balancing account ("VMBA"), the Wildfire Risk Mitigation balancing account ("WRMBA") and the risk management balancing account ("RMBA").
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
Note 12. Commitments and Contingencies
Indemnities
Edison International and SCE have agreed to provide indemnification through contracts entered into in the normal course of business. These are primarily indemnifications against adverse litigation outcomes in connection with underwriting agreements, indemnities for specified environmental liabilities and income taxes or other contractual arrangements. Edison International's and SCE's obligations under these agreements may or may not be limited in terms of time and/or amount, and in some instances Edison International and SCE may have recourse against third parties. Edison International and SCE have not recorded a liability related to these indemnities. The overall maximum amount of the obligations under these indemnifications cannot be reasonably estimated.
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
Estimated losses for wildfire litigation are based on a number of assumptions and are subject to change as additional information becomes available. As additional information becomes available, management's estimates and assumptions regarding the causes and financial impact of wildfire events may change. Actual losses incurred may be higher or lower than estimated based on several factors, including the uncertainty in estimating damages that have been or may be alleged and uncertainty in estimating settlement outcomes. For instance, SCE receives additional information with respect to damages claimed as claims mediation and trial processes progress. Other factors that can cause actual losses incurred to be higher or lower than estimated include the ability to reach settlements and the outcomes of settlements reached through claims mediation processes, uncertainties related to the impact of outcomes of wildfire litigation against other parties and increasingly negative jury sentiments in general litigation, uncertainties related to the sufficiency of insurance held by plaintiffs and potential plaintiffs, uncertainties related to litigation processes, including whether potential plaintiffs will ultimately pursue claims, uncertainty as to the legal and factual determinations to be made during litigation, including uncertainty as to the contributing causes of wildfire events, and the uncertainty as to how these factors impact future settlements.

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
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of April 21, 2026, in addition to the outstanding claims of approximately 70 individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression claims and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim.
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
The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. As of April 21, 2026, SCE has entered into settlements with approximately 13,800 individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events litigation. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
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
Other Wildfire Events
SCE has settled substantially all of the claims that were filed against it related to the 2017 Creek Fire, the 2020 Bobcat Fire, and the 2020 Silverado Fire and does not expect to incur additional losses in excess of amounts accrued for each such fire. While Edison International and SCE may incur material losses in excess of the amounts accrued for certain of the Other Wildfire Events, Edison International and SCE expect that additional losses incurred in connection with any such fire, will be covered by insurance, subject to self-insured retentions and co-insurance, and expect that any such additional losses after expected recoveries from insurance and through electric rates will not be material.

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
2022 Coastal Fire
The "Coastal Fire" originated in Orange County in May 2022 and burned approximately 200 acres. The Orange County Fire Authority ("OCFA") has reported that the Coastal Fire destroyed 20 residential structures and damaged 11 residential structures. Two firefighters also reportedly sustained minor injuries. In addition, fire authorities have estimated suppression costs at approximately $3 million. While SCE's investigation remains ongoing, SCE's information reflects that a SCE circuit in the area experienced an anomaly (a relay) approximately 2 minutes prior to the reported time of the fire. An investigation into the cause of the Coastal Fire was led by the OCFA. The OCFA has retained SCE equipment in connection with its investigation. In September 2024, SCE received a report of investigation from the OCFA, in which the OCFA finds that the Coastal Fire was unintentionally caused by sparks from overhead SCE electrical equipment igniting vegetation under the equipment. The SED is conducting an investigation with respect to the Coastal Fire and issued a notice of violation in 2025. SCE has settled subrogation plaintiff claims and claims brought by the County of Orange related to the Coastal Fire. Individual plaintiffs have also filed complaints against SCE related to the Coastal Fire. As of April 21, 2026, no trials are scheduled in the Coastal Fire litigation. SCE expects to obtain and review additional information and materials in the possession of third parties during the course of its internal reviews and the litigation process. SCE has accrued charges for potential losses relating to the Coastal Fire.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of April 21, 2026, SCE was aware of approximately 2,000 lawsuits related to the Eaton Fire: representing lawsuits by approximately 30,000 individual plaintiffs and also lawsuits by subrogation plaintiffs and public entity plaintiffs. A bellwether jury trial in the Eaton Fire litigation has been set for January 2027.
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
SCE has entered into settlements with insurance claimants and individual and business claimants under its Wildfire Recovery Compensation Program related to the Eaton Fire. In total, as of March 31, 2026, SCE had recorded $1.3 billion in losses related to these settlements. SCE also recorded expected recoveries from customer-funded self-insurance of $917 million, from the Wildfire Fund of $295 million, and through FERC electric rates of $70 million. See "—Settlement of Claims," "—Accrued Losses" and "—Recoveries" below for further details.
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
Settlement of Claims
The following table presents settlements paid.

(in millions)	Inception to March 31, 2026	Three months ended March 31, 2026
2017/2018 Wildfire/Mudslide Events	$9,697	$9
Other Wildfire Events	966	23
Eaton Fire	280	43
Total	$10,943	$75
Edison International and SCE have not admitted wrongdoing or liability as part of any settlements related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, or the Eaton Fire. SCE continues to explore reasonable settlement opportunities with plaintiffs in outstanding wildfire litigation.

Accrued Losses
The following table presents changes in accrued losses since December 31, 2025.

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Balance at December 31, 2025	$192	$217	$897	$1,306
Increase in accrued losses	—	1	161	162
Amounts paid	(9)	(23)	(43)	(75)
Balance at March 31, 2026	$183	$195	$1,015	$1,393
Edison International's and SCE's condensed consolidated balance sheets included fixed payments to be made under settlements and accrued estimated losses presented in the tables below.

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Current portion of wildfire-related claims liabilities[1]	$32	$1	$523	$556
Long term wildfire-related claims liabilities[2]	151	194	492	837
Total balance at March 31, 2026	$183	$195	$1,015	$1,393

(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Eaton Fire	Total
Current portion of wildfire-related claims liabilities[1]	$31	$4	$550	$585
Long term wildfire-related claims liabilities[2]	161	213	347	721
Total balance at December 31, 2025	$192	$217	$897	$1,306
1At March 31, 2026, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $6 million of settlements executed and $26 million of short-term payables under the SED Agreement. At December 31, 2025, current liabilities related to 2017/2018 Wildfire/Mudslide Events consisted of $6 million of settlements executed and $25 million of short-term payables under the SED Agreement.
2At March 31, 2026, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $14 million of long-term payables under the SED Agreement and $137 million of estimate of expected losses for remaining alleged and potential claims. At December 31, 2025, long-term wildfire-related claims related to 2017/2018 Wildfire/Mudslide Events consisted of $17 million of long-term payables under the SED Agreement and $144 million of estimate of expected losses for remaining alleged and potential claims.
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

For the three months ended March 31, 2026 and 2025, SCE recorded wildfire-related claims, net of expected recoveries as follows:

	Three months ended March 31, 2026
(in millions)	Other Wildfire Events	Eaton Fire	Total
Wildfire-related claims	$1	$161	$162
Reversal of expected recoveries from insurance and third parties	39	—	39
Expected recoveries from Wildfire Fund	—	(161)	(161)
Expected recoveries from CPUC customers	(47)	—	(47)
Expected recoveries from FERC customers	(3)	—	(3)
Total pre-tax (gain)/charge	(10)	—	(10)
Income tax expense/(benefit)	3	—	3
Total after-tax (gain)/charge	$(7)	$—	$(7)

	Three months ended March 31, 2025
(in millions)	2017/2018 Wildfire/Mudslide Events	Other Wildfire Events	Total
Wildfire-related claims	$—	$21	$21
Expected recoveries from insurance and third parties[1]	—	(82)	(82)
Expected (recoveries from)/refund to CPUC customers	(1,341)	44	(1,297)
Expected refund to FERC customers	—	3	3
Total pre-tax gain	(1,341)	(14)	(1,355)
Income tax expense	375	4	379
Total after-tax gain	$(966)	$(10)	$(976)
1For the three months ended March 31, 2025, EIS incurred $50 million insurance expenses, which consisted of $47 million of wildfire claims and $3 million of related legal costs.
In total, through March 31, 2026, SCE has recorded losses of $12.3 billion, expected recoveries from insurance and third parties of $2.8 billion, expected recoveries through electric rates of $3.6 billion, expected recoveries from customer-funded wildfire self-insurance of $0.9 billion, and expected recoveries from the Wildfire Fund of $0.3 billion related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire. The after-tax net charges to earnings recorded through March 31, 2026, have been $3.4 billion.
Recoveries
Wildfire-related losses that Edison International or SCE incurs may be recovered from insurance, including customer-funded wildfire self-insurance, third-parties, the Wildfire Fund and through electric rates. Fines and penalties incurred in connection with a wildfire are not recoverable from insurance, the Wildfire Fund or through electric rates.
The following tables summarize expected recoveries from insurance and third parties, the Wildfire Fund, and through electric rates for the Other Wildfire Events and the Eaton Fire as of March 31, 2026 and December 31, 2025. For recoveries related to the 2017/2018 Wildfire/Mudslide Events, see below discussion in "—Recoveries through Electric Rates."

	March 31, 2026
(in millions)	Other Wildfire Events	Eaton Fire	Total
Expected recoveries from customer-funded wildfire self-insurance	$—	$682	$682
Long-term receivables from insurance and third parties	170	—	170
Long-term receivables from Wildfire Fund recoveries[1]	—	295	295
FERC-related balancing accounts	13	61	74
CPUC-regulatory assets	146	—	146
Total	$329	$1,038	$1,367

	December 31, 2025
(in millions)	Other Wildfire Events	Eaton Fire	Total
Expected recoveries from customer-funded wildfire self-insurance	$—	$709	$709
Long-term receivables from insurance and third parties	237	—	237
Long-term receivables from Wildfire Fund recoveries	—	134	134
FERC-related balancing accounts	20	70	90
CPUC-regulatory assets	96	—	96
Total	$353	$913	$1,266
1As of March 31, 2026, no amounts have been recovered from the Wildfire Fund.
Recoveries through Insurance
Edison International and SCE record a receivable for insurance recoveries when recovery of a recorded loss is determined to be probable. SCE has exhausted expected insurance recoveries related to the 2017/2018 Wildfire/Mudslide Events. Expected recoveries from insurance recorded for the Other Wildfire Events are supported by SCE's insurance coverage for multiple policy years. SCE exhausted self-insurance recoveries available for losses related to the Eaton Fire as a result of costs incurred and settlements entered into as of February 11, 2026.
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
SCE's wildfire insurance expense for the July 1, 2022 through June 30, 2023 policy period was approximately $450 million, of which $357 million was paid to commercial insurance carriers (commercial insurance carriers other than EIS are referred to herein as "Third-Party Commercial Insurers"). The difference between the Third-Party Commercial

Insurer cost and total cost for the July 1, 2022 through June 30, 2023 policy period was paid in premiums to EIS (see Note 16 for further information). Wildfire insurance premiums paid for the July 1, 2022 through June 30, 2023 policy period are being recovered through customer rates. As a result of an EIS insurance policy amendment, in the first quarter of 2025, EIS recorded a $50 million wildfire insurance expense (by utilizing the premiums already collected as discussed above), and SCE recorded the corresponding insurance recovery from EIS, which reduced expected WEMA recoveries. On the Edison International condensed consolidated statements of income, the EIS insurance expense is eliminated with SCE's insurance recovery from EIS.
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
In July 2024, the CPUC issued a decision in the 2025 GRC proceeding authorizing this self-insurance framework to continue through at least 2028, supporting a self-insurance fund of up to $1.0 billion per policy year. From 2025 through 2028, approximately $300 million would be collected annually, subject to revenue requirement adjustments, until a total available self-insurance accrual amount of $1.0 billion is achieved. In 2025, SCE collected $300 million through CPUC-jurisdictional rates in support of its customer-funded wildfire self-insurance program.
SCE has $1.0 billion of customer-funded self-insurance coverage available for wildfires ignited between January 1, 2025 and December 31, 2025, primarily the Eaton Fire, subject to up to a maximum shareholder contribution of $12.5 million.
SCE has $1.0 billion of customer-funded self-insurance coverage available for wildfires ignited between January 1, 2026 and December 31, 2026 under its self-insurance program described below, subject to up to a maximum possible shareholder contribution of $12.5 million. SCE's self-insurance program meets its obligation to maintain reasonable insurance coverage under the California Wildfire Legislation for the January 1, 2026 through December 31, 2026 period.
When losses are accrued for wildfire-related claims for wildfires that occur between July 1, 2023 and the end of 2028, customer rates will be increased in subsequent years, as needed, to allow for full recovery of the amounts accrued up to $1.0 billion per policy year, subject to a shareholder contribution of 2.5% of any self-insurance costs ultimately paid exceeding $500 million in any policy year, up to a maximum contribution of $12.5 million per policy year. As a result of accrued losses related to the Eaton Fire, in April 2026 the CPUC approved SCE's request to adjust revenue requirements to be collected from customers from $274 million to $650 million for 2026. As of March 31, 2026, SCE collected $68 million through CPUC-jurisdictional rates for SCE's customer-funded wildfire self-insurance program and is authorized to collect an additional $429 million through December 31, 2026 with the remaining $153 million expected to be collected in 2027, subject to regulatory balancing account adjustments.
Recoveries through Electric Rates
Under accounting standards for rate-regulated enterprises, SCE defers costs as regulatory assets in the period it concludes that such costs are probable of future recovery in electric rates. The CPUC and FERC may not allow SCE to recover uninsured losses through electric rates, including by FERC requiring refund of amounts recovered, if it is determined that such losses were not prudently incurred. SCE utilizes objectively determinable evidence to form its view on the probability of future recovery and refund.
CPUC recoveries pre-AB 1054
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
Under the TKM Settlement Agreement approved by the CPUC in January 2025, SCE is authorized to recover 60%, or approximately $1.6 billion, of approximately $2.7 billion of losses, consisting of approximately $1.3 billion of uninsured claims paid as of May 31, 2024 and $0.3 billion of associated costs, composed of legal fees and financing costs incurred as of May 31, 2024 and estimated ongoing financing costs. SCE is also authorized to recover 60% of claims paid and related costs incurred after May 31, 2024, other than for $125 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. As a result, in 2025, SCE recorded a regulatory asset for recoveries authorized under the TKM Settlement Agreement. SCE was also authorized to recover approximately

$55 million of approximately $65 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Thomas and Koenigstein Fires. Additionally, SCE recorded $50 million of shareholder-funded wildfire mitigation expenses.
Under the Woolsey Settlement Agreement approved by the CPUC in December 2025, SCE is authorized to recover 35%, or approximately $2.0 billion, of approximately $5.6 billion of losses, consisting of approximately $1.6 billion of uninsured claims paid as of May 31, 2025, and $0.4 billion of costs, comprised of legal costs paid as of May 31, 2025, and estimated ongoing financing costs. SCE is also authorized to recover 35% of losses paid after May 31, 2025. SCE’s requests for recovery exclude $250 million of uninsured claims and related financing costs which SCE waived its right to seek recovery of under the SED Agreement. As a result, in 2025, SCE recorded a regulatory asset for recoveries authorized under the Woolsey Settlement Agreement. SCE was also authorized to recover approximately $71 million of approximately $84 million in incremental restoration costs, inclusive of operations and maintenance expenses, incurred related to the Woolsey Fire.
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
The Eaton Fire and each of the Other Wildfire Events discussed above, with the exception of the Creek Fire, was ignited after July 12, 2019, and SCE has held a valid safety certification since July 15, 2019. While a California investor-owned utility has not yet received a decision on a prudency review related to recovery for uninsured claims and other costs related to wildfires ignited after the adoption of AB 1054, SCE believes that for fires ignited after July 12, 2019, and for investor-owned utilities holding a safety certification at the time of the fire, the CPUC will apply a standard of review similar to that applied by the FERC which presumes all costs requested by an investor-owned utility are reasonable and prudent unless serious doubt as to the reasonableness of the utility's conduct is created. As such, SCE has concluded, at this time, that uninsured CPUC-jurisdictional wildfire-related costs related to wildfire events occurring after the adoption of AB 1054 that it has deferred as regulatory assets are probable of recovery through electric rates. SCE will continue to evaluate the probability of recovery based on available evidence, including regulatory decisions. Evidence that SCE may consider in its evaluation includes, among other factors, its status as a holder of a valid safety certification, the legislative intent of AB 1054, facts and other evidence known to date related to the ignition, and any regulatory decisions on wildfire cost recovery, including those illustrating the interpretation and/or application of the prudency framework under the California Wildfire Legislation. The CPUC may not allow SCE to recover uninsured losses related to the wildfire events through electric rates if it is determined that such losses were not prudently incurred.
FERC recoveries
Through the operation of its FERC Formula Rate, and based upon the precedent established in SDG&E's recovery of FERC-jurisdictional wildfire-related costs, SCE believes it is probable it will recover its FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire. In total, as of March 31, 2026, SCE's recoveries received since inception, and expected to be received through FERC electric rates, were $440 million related to the 2017/2018 Wildfire/Mudslide Events, $23 million related to the Other Wildfire Events, and $70 million related to the Eaton Fire. FERC recoveries are subject to refund, and SCE will continue to evaluate the probability of recovery and refund obligations of FERC-jurisdictional costs related to the 2017/2018 Wildfire/Mudslide Events, the Other Wildfire Events, and the Eaton Fire based on available evidence, including any FERC decisions to allow or disallow recovery of FERC-jurisdictional wildfire-related costs based on a state regulator's decision on whether to permit recovery of related costs.
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
SCE will file an application with the CPUC for review of its costs and expenses related to the Eaton Fire after it has resolved all or, if authorized by the CPUC, substantially all third-party damage claims related to the fire, or upon earlier request of the fund administrator. The CPUC will determine the prudency of SCE's ignition-related conduct in a formal proceeding. If the CPUC finds that SCE's conduct related to the ignition of the Eaton Fire was not prudent, SCE will be required to reimburse the Initial Account only for amounts disallowed by the CPUC up to the applicable Liability Cap of approximately $4.3 billion, unless the fund administrator finds that SCE's actions or inactions relative to the ignition of the Eaton Fire constitute conscious or willful disregard of the rights and safety of others, in which case SCE will be required to reimburse the Initial Account for withdrawn amounts that the CPUC disallowed. For further discussion of SCE's reimbursement obligations see Note 1.
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
At March 31, 2026, SCE's recorded estimated minimum liability to remediate its 19 identified material sites (sites with a liability balance at March 31, 2026, in which the upper end of the range of expected costs is at least $1 million) was $217 million, including $147 million related to San Onofre. In addition to these sites, SCE also has 14 immaterial sites with a liability balance as of March 31, 2026, for which the total minimum recorded liability was $5 million. Of the $222 million total environmental remediation liability for SCE, $212 million has been recorded as a regulatory asset. SCE expects to recover $34 million through an incentive mechanism that allows SCE to recover 90% of its environmental remediation costs at certain sites (SCE may request to include additional sites in this mechanism) and $178 million through proceedings that allow SCE to recover up to 100% of the costs incurred at certain sites through customer rates. SCE's identified sites include several sites for which there is a lack of currently available information, including the nature and magnitude of contamination, and the extent, if any, that SCE may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can be made for these sites.
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
SCE expects to clean up and mitigate its identified sites over a period of up to approximately 35 years, though some sites may require a longer time period. Remediation costs for each of the next five years are expected to range from $7 million to $21 million. Costs incurred for the three months ended March 31, 2026 and 2025 were $2 million and $4 million, respectively, and were included in the "Operation and maintenance" expense on Edison International's and SCE's condensed consolidated statements of income.
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
Nuclear Insurance
SCE is a member of Nuclear Electric Insurance Limited ("NEIL"), a mutual insurance company owned by entities with nuclear facilities. NEIL provides insurance for nuclear property damage, including damages caused by acts of terrorism up to specified limits, and for accidental outages for active facilities. The amount of nuclear property damage insurance purchased for San Onofre and Palo Verde exceeds the minimum federal requirement of $50 million and $1.1 billion, respectively. If NEIL losses at any nuclear facility covered by the arrangement were to exceed the accumulated funds for these insurance programs, SCE could be assessed retrospective premium adjustments of up to approximately $15 million per year.
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
Note 13. Equity
Common Stock
Stock Repurchase Programs
The Edison International Board of Directors authorizes stock repurchase programs to repurchase common stock. These programs are intended to offset dilution from common stock issued under Edison International's long-term incentive compensation programs and are funded using Edison International's working capital. The timing and the amount of any repurchases of common stock will be determined by Edison International's management based on their evaluation of market conditions and other factors. Repurchases may be executed through various methods, including open market purchases, privately negotiated transactions, and other transactions in accordance with applicable securities laws. Any repurchased shares of common stock will be retired. The programs do not obligate Edison International to acquire any particular amount of common stock, and may be suspended or discontinued at any time at its discretion.
In December 2025, the Edison International Board of Directors authorized a program that provides for the repurchase of up to $70 million of common stock from February 20, 2026 to March 2, 2027 (the "2026 Share Repurchase Program").
In December 2024, the Edison International Board of Directors authorized a program for repurchase of up to $75 million of its common stock from February 2025 until February 2026 (the "2025 Share Repurchase Program").
During the three months ended March 31, 2026, Edison International repurchased and retired 397,631 shares under the 2025 and 2026 Repurchase Programs. As of March 31, 2026, $60 million of common stock remained for repurchase under the 2026 Repurchase Program.
Preferred Stock
In the first quarter of 2026, Edison International redeemed all remaining shares of its Series A Preferred Stock and repurchased 4,434 shares of its Series B Preferred Stock for $414 million and $4 million, respectively. Edison International recorded a $5 million loss on the repurchase and redemption of the preferred stocks, which was reflected in "Preferred stock dividend requirements of Edison International" on the condensed consolidated statements of income.
Preference Stock of SCE
In March 2026, SCE redeemed all remaining shares of its Series K for $119 million. SCE recorded a $3 million loss on the redemption of the preference stock, and the loss was reflected in "Preference stock dividend requirements" on the condensed consolidated statements of income.

Note 14. Other Income, Net
Other income net of expenses is as follows:

	Three months ended March 31,
(in millions)	2026	2025
SCE other income (expense):
Equity AFUDC	$56	$46
Increase in cash surrender value of life insurance policies and life insurance benefits	10	10
Interest income	41	43
Net periodic benefit income – non-service components	25	21
Civic, political and related activities and donations	(8)	(5)
Other	(3)	(4)
Total SCE other income, net	121	111
Other income (expense) of Edison International Parent and Other:
Net loss on equity securities	—	(6)
Interest income and other	—	2
Total Edison International other income, net	$121	$107
Note 15. Supplemental Cash Flows Information
Supplemental cash flows information is:

	Edison International		SCE
	Three months ended March 31,
(in millions)	2026	2025	2026	2025
Cash payments:
Interest, net of amounts capitalized	$471	$372	$411	$337
Non-cash financing and investing activities:
Dividends declared but not paid:
Common stock	338	319	430	430
SCE's accrued capital expenditures at March 31, 2026 and 2025 were $878 million and $731 million, respectively. Accrued capital expenditures are included in investing activities in the condensed consolidated statements of cash flows in the period paid.
Note 16. Related-Party Transactions
SCE purchased wildfire liability insurance from EIS prior to its customer-funded wildfire self-insurance, which was implemented in July 2023. In addition, one of the EIS wildfire liability insurance policies was amended in February 2025 to reimburse SCE for $50 million in claim costs and related legal expenses for a wildfire occurring during the July 1, 2022 through June 30, 2023 policy period. For further information, see Note 12. The expected insurance recoveries from previously purchased wildfire-related insurance from EIS included in SCE's condensed consolidated balance sheets were $118 million and $226 million at March 31, 2026 and December 31, 2025, respectively.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The management of Edison International and SCE, under the supervision and with the participation of Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers, have evaluated the effectiveness of Edison International's and SCE's disclosure controls and procedures (as that term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), respectively, as of the end of the first quarter of 2026. Based on that evaluation, Edison International's and SCE's respective Chief Executive Officers and Chief Financial Officers have each concluded that, as of the end of the period, Edison International's and SCE's disclosure controls and procedures, respectively, were effective.
Changes in Internal Control Over Financial Reporting
There were no changes in Edison International's or SCE's internal control over financial reporting, respectively, during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, Edison International's or SCE's internal control over financial reporting.
Jointly Owned Utility Plant
Edison International's and SCE's respective scope of evaluation of internal control over financial reporting includes their Jointly Owned Utility Projects as discussed in "Notes to Consolidated Financial Statements—Note 2. Property, Plant and Equipment" in the 2025 Form 10-K.
LEGAL PROCEEDINGS
2017/2018 Wildfire/Mudslide Events
The lawsuits related to the 2017/2018 Wildfire/Mudslide Events naming SCE as a defendant have been filed by three categories of plaintiffs: individual plaintiffs, subrogation plaintiffs and public entity plaintiffs. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of April 21, 2026, in addition to the outstanding claims of approximately 70 claims of approximately 15,000 initial individual plaintiffs, there were alleged and potential claims of certain public entity plaintiffs, including CAL OES, outstanding. SCE has settled all fire suppression and subrogation plaintiffs' claims related to the 2017/2018 Wildfire/Mudslide Events, except for one indemnification claim. The litigation could take a number of years to be completely resolved because of the complexity of the matters and number of plaintiffs. The statutes of limitations for individual plaintiffs in the 2017/2018 Wildfire/Mudslide Events have expired.
As of April 21, 2026, SCE was aware of 10 pending unsettled lawsuits representing 22 individual plaintiffs related to the Thomas and Koenigstein Fires and the Montecito Mudslides naming SCE as a defendant. 4 of the 10 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. One of the lawsuits was filed as a purported class action. The court has denied class certification in the one lawsuit that was filed as a purported class action and plaintiffs have appealed the denial. The lawsuits, which have been filed in the superior courts of Ventura, Santa Barbara and Los Angeles Counties allege, among other things, negligence, inverse condemnation, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Thomas and Koenigstein Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of April 21, 2026, seven opt-in plaintiff households’ damages-only trials are scheduled in 2026 and 2027.
As of April 21, 2026, SCE was aware of 21 currently pending unsettled lawsuits representing 49 individual plaintiffs related to the Woolsey Fire naming SCE as a defendant. 17 of the 21 lawsuits also name Edison International as a defendant based on its ownership and alleged control of SCE. The lawsuits, which have been filed in the superior courts of Ventura and Los Angeles Counties allege, among other things, negligence, inverse condemnation, personal injury, wrongful death, trespass, private nuisance, and violations of the public utilities and health and safety codes. SCE and certain of the individual plaintiffs in the Woolsey Fire litigation have been pursuing settlements of claims under a mediation program adopted to promote an efficient and orderly settlement process. As of April 21, 2026, a damages and liability trial with Cal OES is currently set for October 2026. Two opt-in plaintiff households’ damages-only trials are scheduled in August and September 2026.
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
Multiple lawsuits related to the Eaton Fire have been initiated against SCE. A number of the lawsuits also name Edison International as a defendant and some of the lawsuits were filed as purported class actions. As of April 21, 2026, SCE was aware of approximately 2,000 currently pending unsettled lawsuits related to the Eaton Fire: representing lawsuits by approximately 30,000 individual plaintiffs, lawsuits by subrogation plaintiffs and lawsuits by public entity plaintiffs, including the United States of America, the County of Los Angeles, the City of Pasadena and the City of Sierra Madre, related to the Eaton Fire. A bellwether jury trial in the Eaton Fire litigation has been set for January 2027. In January 2026, SCE filed a cross-complaint against certain public and private entities whose actions or inaction may have caused, contributed to or exacerbated the losses that resulted from the fire. Several of the cross-complaint defendants have filed motions challenging SCE’s cross-complaint. The hearings on these motions are set for May and June 2026.
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
UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by Edison International and Affiliated Purchasers
The following table contains information about all purchases of Edison International's Series A Preferred Stock, Series B Preferred Stock, and common stock made by or on behalf of Edison International in the first quarter of 2026. For further information about Edison International's common stock repurchase programs, see "Notes to Condensed Consolidated Financial Statements—Note 13 Equity."

	Series	(a) Total Number of Shares (or Units Purchased)[1,2]	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[3,4]	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs[3,4]
January 1, 2026 to January 31, 2026	Series A Preferred Stock	—	—	—	—
	Series B Preferred Stock	4,434	$1,009.44	—	—
	Common Stock	240,792	$59.97	240,792	$28,296,906.00
February 1, 2026 to February 28, 2026	Series A Preferred Stock	—	—	—	—
	Series B Preferred Stock	—	—	—	—
	Common Stock	28,832	$70.77	28,832	$61,429,872.00
March 1, 2026 to March 31, 2026	Series A Preferred Stock	414,342	$1,026.88	—	—
	Series B Preferred Stock	—	—	—	—
	Common Stock	128,007	$74.81	128,007	$59,524,117.00
Total	Series A Preferred Stock	414,342	$1,026.88	—	—
	Series B Preferred Stock	4,434	$1,009.44	—	—
	Common Stock	397,631	$65.53	397,631	$59,524,117.00
1In January 2026, Edison International repurchased 4,434 shares of its Series B Preferred Stock in a privately negotiated bilateral transaction, which occurred outside of and subsequent to its December 2025 tender offer.
2In March 2026, Edison International redeemed 414,342 shares of its Series A Preferred Stock at a price of $1,000 per share, plus accrued dividends, in accordance with the terms of the Series A Preferred Stock upon its first call date.
3Purchases were made pursuant to Edison International's 2025 Share Repurchase Program disclosed in its 2024 Form 10-K.
4Purchases were made pursuant to Edison International's 2026 Share Repurchase Program disclosed in the 2025 Form 10-K.
OTHER INFORMATION
Trading Plans
During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

EXHIBITS

Exhibit Number	Description

10.1*
Term Loan Credit Agreement, dated as of February 20, 2026, among Southern California Edison Company, the several banks and other financial institutions from time to time parties thereto and Wells Fargo Bank, National Association, as Administrative Agent (File No. 1-02313, filed as Exhibit 10.1 to SCE’s Form 8-K dated and filed on February 20, 2026)

10.2**	Form of Long-Term Incentives Award Agreement under the Edison International 2007 Performance Incentive Plan (2026)

10.3**	Edison International Executive Incentive Compensation Plan, as amended and restated effective January 1, 2026

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer of Edison International pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certifications of the Chief Executive Officer and Chief Financial Officer of Southern California Edison Company pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer of Edison International required by Section 906 of the Sarbanes-Oxley Act

32.2	Certifications of the Chief Executive Officer and the Chief Financial Officer of Southern California Edison Company required by Section 906 of the Sarbanes-Oxley Act

101.1
Financial statements from the quarterly report on Form 10-Q of Edison International for the quarter ended March 31, 2026, filed on April 28, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

101.2
Financial statements from the quarterly report on Form 10-Q of Southern California Edison Company for the quarter ended March 31, 2026, filed on April 28, 2026, formatted in Inline XBRL: (i) the Condensed Consolidated Statements of Income; (ii) the Condensed Consolidated Statements of Comprehensive Income; (iii) the Condensed Consolidated Balance Sheets; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to Condensed Consolidated Financial Statements

104	The cover page of this report formatted in Inline XBRL (included as Exhibit 101)
__________________________________________________________________
*    Incorporated by reference pursuant to Rule 12b-32.
**Indicates a management contract or compensatory plan or arrangement.
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

	EDISON INTERNATIONAL		SOUTHERN CALIFORNIA EDISON COMPANY

By:	/s/ Kara G. Ryan	By:	/s/ Kara G. Ryan
	Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)		Kara G. Ryan Vice President, Chief Accounting Officer and Controller (Duly Authorized Officer and Principal Accounting Officer)

Date:	April 28, 2026	Date:	April 28, 2026